Form 10-Q/A
period 2005-06-30
CORNING INC /NY
filed 2006-05-09
CIK 24741

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   June 30, 2005
                                ---------------------------------------------

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

                                Explanatory Note

On April 25, 2006, Corning Incorporated (Corning) filed a Current Report on Form 8-K with the Securities and Exchange Commission in which it announced that it was restating its previously issued consolidated financial statements to correct errors in its accounting for Corning's asbestos settlement liability and the accounting for its investment in Pittsburgh Corning Europe from March 31, 2003, through December 31, 2005. Corning also changed the classification of accretion on a portion of the asbestos settlement liability from interest expense to asbestos settlement expense in its statement of operations for the same time period. Corning is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the Original Filing), which was originally filed on July 29, 2005.

As more fully described in Note 2 (Restatement of Previously Issued Financial Statements) to the consolidated financial statements in this Form 10-Q/A, the cumulative effect of these adjustments to Corning's June 30, 2005 balance sheet was to increase its investments in affiliate companies by $27 million, increase other accrued liabilities by $147 million, increase accumulated deficit by $122 million, and increase accumulated other comprehensive income by $2 million. The cumulative effect of these adjustments to Corning's December 31, 2004 balance sheet was to increase investments in affiliate companies by $26 million, increase other accrued liabilities by $141 million, increase accumulated deficit by $123 million, and increase accumulated other comprehensive income by $8 million.

The restatement adjustments had the following impact on Corning's reported net income and earnings per share as follows (in millions, except per share amounts):

                                                Three months ended June 30,                Six months ended June 30,
                                                ---------------------------               ---------------------------
                                                  2005              2004                     2005              2004
                                                  ----              ----                     ----              ----
As reported:
Net income                                      $   165          $    108                 $     414          $    163
Basic earnings per share                        $  0.11          $   0.08                 $    0.29          $   0.12
Diluted earnings per share                      $  0.11          $   0.07                 $    0.28          $   0.11

As restated:
Net income                                      $   165          $    109                 $     415          $    165
Basic earnings per share                        $  0.11          $   0.08                 $    0.29          $   0.12
Diluted earnings per share                      $  0.11          $   0.07                 $    0.28          $   0.11

Increase in net income                                           $      1                 $       1          $      2


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

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                                                          Page
                                                                          ----

    Consolidated Statements of Operations (Unaudited) for the
       three and six months ended June 30, 2005 and 2004                    5

    Consolidated Balance Sheets (Unaudited) at June 30, 2005 and
       December 31, 2004                                                    6

    Consolidated Statements of Cash Flows (Unaudited) for the
       six months ended June 30, 2005 and 2004                              7

    Notes to Consolidated Financial Statements (Unaudited)                  8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       29

Item 3. Quantitative and Qualitative Disclosures About Market Risk         50

Item 4. Controls and Procedures                                            50


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                  52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        56

Item 4. Submission of Matters to a Vote of Security Holders                57

Item 6. Exhibits                                                           58

Signatures                                                                 59

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)


                                                                      Three months                    Six months
                                                                     ended June 30,                 ended June 30,
                                                                -------------------------     --------------------------
                                                                   2005           2004           2005            2004
                                                                (Restated)     (Restated)     (Restated)      (Restated)
                                                                ----------     ----------     ----------      ----------
Net sales                                                       $   1,141       $    971       $   2,191      $   1,815
Cost of sales                                                         658            625           1,279          1,169
                                                                ---------       --------       ---------      ---------

Gross margin                                                          483            346             912            646

Operating expenses:
   Selling, general and administrative expenses                       191            166             375            326
   Research, development and engineering expenses                     104             85             202            169
   Amortization of purchased intangibles                                3              9               8             19
   Restructuring, impairment and other charges and
     (credits) (Note 3)                                                (1)           (34)             18
   Asbestos settlement (Note 4)                                       143             52             131             74
                                                                ---------       --------       ---------      ---------

Operating income                                                       43             68             178             58

Interest income                                                        13              4              23             10
Interest expense                                                      (26)           (35)            (61)           (69)
Loss on repurchases and retirement of debt, net (Note 5)              (12)            (9)            (12)           (32)
Other income, net                                                      20              5              11              1
                                                                ---------       --------       ---------      ---------

Income (loss) before income taxes                                      38             33             139            (32)
Provision for income taxes (Note 6)                                   (44)           (23)            (63)           (10)
                                                                ---------       --------       ---------      ---------

(Loss) income before minority interests and
  equity earnings                                                      (6)            10              76            (42)
Minority interests                                                     (5)           (11)             (6)           (11)
Equity in earnings of associated companies                            176            110             345            218
                                                                ---------       --------       ---------      ---------

Net income                                                      $     165       $    109       $     415      $     165
                                                                =========       ========       =========      =========

Basic earnings per common share (Note 7)                        $    0.11       $   0.08       $    0.29      $    0.12
                                                                =========       ========       =========      =========
Diluted earnings per common share (Note 7)                      $    0.11       $   0.07       $    0.28      $    0.11
                                                                =========       ========       =========      =========

Shares used in computing per share amounts for (Note 7):
  Basic earnings per common share                                   1,438          1,383           1,422          1,371
                                                                =========       ========       =========      =========
  Diluted earnings per common share                                 1,517          1,495           1,508          1,446
                                                                =========       ========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
          (Unaudited; in millions, except share and per share amounts)


                                                                                           June 30,          December 31,
                                                                                             2005                2004
                                                                                          (Restated)          (Restated)
                                                                                          ----------         ------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,301           $   1,009
   Short-term investments, at fair value                                                        814                 872
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  2,115               1,881
   Trade accounts receivable, net of doubtful accounts and allowances - $27 and $30             645                 585
   Inventories (Note 8)                                                                         552                 535
   Deferred income taxes (Note 6)                                                                93                  94
   Other current assets                                                                         223                 188
                                                                                          ---------           ---------
       Total current assets                                                                   3,628               3,283

Investments (Note 9)                                                                          1,573               1,510
Property, net of accumulated depreciation - $3,515 and $3,532                                 4,220               3,941
Goodwill and other intangible assets, net (Note 10)                                             383                 398
Deferred income taxes (Note 6)                                                                  464                 472
Other assets                                                                                    156                 166
                                                                                          ---------           ---------

Total Assets                                                                              $  10,424           $   9,770
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Short-term borrowings, including current portion of long-term debt (Note 5)            $     288           $     478
   Accounts payable                                                                             609                 682
   Other accrued liabilities (Notes 4 and 11)                                                 1,361               1,319
                                                                                          ---------           ---------
       Total current liabilities                                                              2,258               2,479

Long-term debt (Note 5)                                                                       1,915               2,214
Postretirement benefits other than pensions                                                     593                 600
Other liabilities (Notes 4 and 11)                                                              887                 747
                                                                                          ---------           ---------
       Total liabilities                                                                      5,653               6,040
                                                                                          ---------           ---------

Commitments and contingencies (Note 4)
Minority interests                                                                               28                  29
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 616 thousand and 637 thousand                                           62                  64
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,487 million and 1,424 million                                             743                 712
   Additional paid-in capital                                                                11,043              10,363
   Accumulated deficit                                                                       (7,017)             (7,432)
   Treasury stock, at cost; Shares held: 16 million                                            (158)               (162)
   Accumulated other comprehensive income (Note 13)                                              70                 156
                                                                                          ---------           ---------
       Total shareholders' equity                                                             4,743               3,701
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  10,424           $   9,770
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                         -------------------------
                                                                                            2005           2004
                                                                                         (Restated)     (Restated)
                                                                                         ----------     ----------
Cash Flows from Operating Activities:
   Net income                                                                            $    415        $   165
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                                                             246            240
     Amortization of purchased intangibles                                                      8             19
     Restructuring, impairment and other charges and (credits)                                 18
     Asbestos settlement                                                                      131             74
     Loss on repurchases and retirement of debt, net                                           12             32
     Undistributed earnings of associated companies                                          (133)           (96)
     Minority interests, net of dividends paid                                                  6             11
     Deferred taxes                                                                             7            (37)
     Restructuring payments                                                                   (16)           (56)
     Customer deposits, net                                                                   232
     Changes in certain working capital items:
        Trade accounts receivable                                                             (89)           (43)
        Inventories                                                                           (39)           (33)
        Other current assets                                                                  (40)             7
        Accounts payable and other current liabilities, net of restructuring payments        (129)            (6)
     Other, net                                                                                56             30
                                                                                         --------        -------
Net cash provided by operating activities                                                     685            307
                                                                                         --------        -------

Cash Flows from Investing Activities:
   Capital expenditures                                                                      (698)          (302)
   Net proceeds from sale or disposal of assets                                                17             35
   Short-term investments - acquisitions                                                     (703)        (1,102)
   Short-term investments - liquidations                                                      762            745
   Other, net                                                                                  10              5
                                                                                         --------        -------
Net cash used in investing activities                                                        (612)          (619)
                                                                                         --------        -------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings and current portion of long-term debt                 (195)            (9)
   Proceeds from issuance of long-term debt, net                                              147            396
   Repayments of long-term debt                                                              (102)          (150)
   Proceeds from issuance of common stock, net                                                344             24
   Proceeds from exercise of stock options                                                     59             27
   Other, net                                                                                  (6)            (5)
                                                                                         --------        -------
Net cash provided by financing activities                                                     247            283
                                                                                         --------        -------
Effect of exchange rates on cash                                                              (28)            (5)
                                                                                         --------        -------
Net increase (decrease) in cash and cash equivalents                                          292            (34)
Cash and cash equivalents at beginning of period                                            1,009            688
                                                                                         --------        -------

Cash and cash equivalents at end of period                                               $  1,301        $   654
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

(In millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months                       Six months
                                                                            ended June 30,                    ended June 30,
                                                                       -------------------------        -------------------------
                                                                          2005            2004             2005            2004
                                                                       (Restated)      (Restated)       (Restated)      (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income - as reported                                               $     165      $     109         $    415       $     165
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported
  net income, net of tax                                                       9              1               16               3
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                       (22)           (28)             (42)            (57)
------------------------------------------------------------------------------------------------------------------------------------
Net income - pro forma                                                 $     152      $      82         $    389       $     111

Earnings per common share:
    Basic - as reported                                                $    0.11      $    0.08         $   0.29       $    0.12
    Basic - pro forma                                                  $    0.11      $    0.06         $   0.27       $    0.08

    Diluted - as reported                                              $    0.11      $    0.07         $   0.28       $    0.11
    Diluted - pro forma                                                $    0.10      $    0.05         $   0.26       $    0.08
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS 123 fair value disclosures, each option grant's fair value is estimated on the grant date using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under our stock plans:
--------------------------------------------------------------------------------
                                Three months                   Six months
                               ended June 30,                ended June 30,
                             --------------------         --------------------
                             2005            2004         2005            2004
--------------------------------------------------------------------------------

Expected life in years         4               4            4               4
Risk free interest rate      3.8%            3.7%         3.7%            3.3%
Expected volatility           40%             50%          45%             50%
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

The cumulative effect of these adjustments to Corning's balance sheet as of June 30, 2005, resulted in an increase in investments in affiliate companies of $27 million, an increase to other accrued liabilities of $147 million, an increase to accumulated deficit of $122 million, and an increase to accumulated other comprehensive income of $2 million.

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

The impacts of the restatement adjustments on Corning's financial statements are as follows:

                      Consolidated Statements of Operations
                         Summary of Restatement Impacts
               (Unaudited; in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                   June 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------        ------------        -----------
Operating expenses:
  Asbestos settlement                                                            $    137          $      6            $    143

Operating income (loss)                                                                49                (6)                 43

Interest expense                                                                       28                (2)                 26

Income (loss) from before income taxes                                                 42                (4)                 38
Provision for income taxes                                                            (44)                                  (44)
                                                                                 ---------         --------            ---------
Loss before minority interests and equity earnings                                     (2)               (4)                 (6)

Equity in earnings of associated companies, net of impairments                        172                 4                 176

Net income                                                                       $    165                              $    165

Basic earnings per common share                                                  $   0.11                              $   0.11
Diluted earnings per common share                                                $   0.11                              $   0.11
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                   June 30, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $     47          $       5           $      52

Operating loss                                                                         73                 (5)                 68

Interest expense                                                                       37                 (2)                 35

Income (loss) before income taxes                                                      36                 (3)                 33
(Provision) benefit for income taxes                                                  (24)                 1                 (23)
                                                                                 --------          ---------           ---------
Income (loss) before minority interests and equity earnings                            12                 (2)                 10

Equity in earnings of associated companies, net of impairments                        107                  3                 110

Net income                                                                       $    108          $       1           $     109

Basic earnings per common share                                                  $   0.08                              $    0.08
Diluted earnings per common share                                                $   0.07                              $    0.07
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the six months ended
                                                                                                   June 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $    121          $      10           $     131

Operating income (loss)                                                               188                (10)                178

Interest expense                                                                       65                 (4)                 61

Income (loss) from before income taxes                                                145                 (6)                139
Provision for income taxes                                                            (63)                                   (63)
                                                                                 --------          ---------           ---------
Income (loss) before minority interests and equity earnings                            82                 (6)                 76

Equity in earnings of associated companies, net of impairments                        338                  7                 345

Net income                                                                       $    414          $       1           $     415

Basic earnings per common share                                                  $   0.29                              $    0.29
Diluted earnings per common share                                                $   0.28                              $    0.28
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the six months ended
                                                                                                   June 30, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $     66          $       8           $      74

Operating income (loss)                                                                66                 (8)                 58

Interest expense                                                                       73                 (4)                 69

Loss before income taxes                                                              (28)                (4)                (32)
(Provision) benefit for income taxes                                                  (12)                 2                 (10)
                                                                                 ---------         ---------           ----------
Loss before minority interests and equity earnings                                    (40)                (2)                (42)

Equity in earnings of associated companies, net of impairments                        214                  4                 218

Net income                                                                       $    163          $       2           $     165

Basic earnings per common share                                                  $   0.12                              $    0.12
Diluted earnings per common share                                                $   0.11                              $    0.11
------------------------------------------------------------------------------------------------------------------------------------

                           Consolidated Balance Sheets
                         Summary of Restatement Impacts
                            (Unaudited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                As of June 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported           Adjustments       As Restated
                                                                                -----------         -----------       -----------
Investments                                                                     $   1,546            $    27          $    1,573

 Total Assets                                                                   $  10,397            $    27          $   10,424

Other accrued liabilities                                                       $   1,214            $   147          $    1,361
  Total current liabilities                                                     $   2,111            $   147          $    2,258
    Total liabilities                                                           $   5,506            $   147          $    5,653

Accumulated deficit                                                             $  (6,895)           $  (122)         $   (7,017)
Accumulated other comprehensive income                                          $      68            $     2          $       70
    Total shareholders' equity                                                  $   4,863            $  (120)         $    4,743

Total Liabilities and Shareholders' Equity                                      $  10,397            $    27          $   10,424
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              As of December 31, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported           Adjustments       As Restated
                                                                                -----------         -----------       -----------
Investments                                                                     $   1,484            $    26          $    1,510

 Total Assets                                                                   $   9,744            $    26          $    9,770

Other accrued liabilities                                                       $   1,178            $   141          $    1,319
  Total current liabilities                                                     $   2,338            $   141          $    2,479
    Total liabilities                                                           $   5,899            $   141          $    6,040

Accumulated deficit                                                             $  (7,309)           $  (123)         $   (7,432)
Accumulated other comprehensive income                                          $     148            $     8          $      156
    Total shareholders' equity                                                  $   3,816            $  (115)         $    3,701

Total Liabilities and Shareholders' Equity                                      $   9,744            $    26          $    9,770

------------------------------------------------------------------------------------------------------------------------------------

                      Consolidated Statements of Cash Flows
                         Summary of Restatement Impacts
                            (Unaudited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the six months ended
                                                                                                   June 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net income                                                                       $    414          $       1           $     415
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
      Asbestos settlement charge                                                      121                 10                 131
      Undistributed earnings of associated companies                                 (126)                (7)               (133)
      Other, net                                                                       60                 (4)                 56
Net cash provided by operating activities                                        $    685                              $     685
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the six months ended
                                                                                                   June 30, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net income                                                                       $    163          $       2           $     165
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
      Asbestos settlement charge                                                       66                  8                  74
      Undistributed earnings of associated companies                                  (92)                (4)                (96)
      Deferred taxes                                                                  (35)                (2)                (37)
      Other, net                                                                       34                 (4)                 30
Net cash provided by operating activities                                        $    307                              $     307
------------------------------------------------------------------------------------------------------------------------------------

3.   Restructuring, Impairment and Other Charges and (Credits)

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
   Employee related costs                        $   18                                                     $    (8)      $    10
   Other charges                                     77                       $   (13)       $  (13)             (8)           56
                                                 --------------------------------------------------------------------------------
      Total restructuring charges                $   95                           (13)          (13)        $   (16)      $    66
                                                 --------------------------------------------------------------------------------

Impairment of assets:
   Impairment of available-for-sale
     securities                                                $    25                           25
                                                               ------------------------------------
   Assets to be disposed of by sale or
     abandonment                                                                    6             6
                                                               ------------------------------------
      Total impairment charges                                      25              6            31
                                                               ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                                  $    25        $    (7)       $   18
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
   Employee related costs                      $     78                      $      (2)      $     (2)      $    (41)    $      35
   Other charges                                    108       $       1             (5)            (4)           (15)           89
                                               -----------------------------------------------------------------------------------
     Total restructuring charges               $    186               1             (7)            (6)      $    (56)    $     124
                                               -----------------------------------------------------------------------------------

Impairment of assets:
   Assets to be disposed of by sale
     or abandonment                                                                (33)           (33)

Other:  Accelerated depreciation                                     39                            39
                                                              ------------------------------------------

Total restructuring, impairment and
  other charges and (credits)                                 $      40      $     (40)
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

In the second quarter of 2005, we recorded asbestos settlement expense of $143 million, including $137 million reflecting the increase in the value of Corning's common stock from March 31, 2005 to June 30, 2005, and $6 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

In the second quarter of 2004, we recorded asbestos settlement expense of $52 million, including $47 million for the increase in the value of Corning's common stock from March 31, 2004 to June 30, 2004, and a $5 million charge to adjust the estimated fair value of the other components of the proposed asbestos settlement.

For the six months ended June 30, 2005, we recorded asbestos settlement expense of $131 million, including $121 million reflecting the increase in the value of Corning's common stock from December 31, 2004 to June 30, 2005, and $10 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

For the six months ended June 30, 2004, we recorded asbestos settlement expense of $74 million, including $66 million reflecting the increase in the value of Corning's common stock from December 31, 2003 to June 30, 2004, and $8 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

Since March 28, 2003, we have recorded total net charges of $731 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, the fair value of 25 million shares of our common stock and assigned insurance proceeds (in aggregate totaling $583 million at June 30,
2005) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $148 million at June 30, 2005), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Other Commitments and Contingencies

We provide financial guarantees and incur contingent liabilities in the form of stand-by letters of credit and performance bonds. These guarantees have various terms, and none of these guarantees are individually significant. We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning) as discussed in Note 9 to the consolidated financial statements in our 2004 Form 10-K. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Bankruptcy Plan. As of June 30, 2005, we were contingently liable for the items described above totaling $361 million, compared with $368 million at December 31, 2004. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

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

6.   Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                   Three months                Six months
                                  ended June 30,             ended June 30,
                             ------------------------   ------------------------
                                2005          2004         2005          2004
                             (Restated)    (Restated)   (Restated)    (Restated)
--------------------------------------------------------------------------------

Provision for income taxes    $   (44)     $   (23)      $  (63)       $  (10)
Effective tax rate             (115.8)%      (69.7)%      (45.3)%       (31.3)%
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

7.   Earnings Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share computations follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended June 30,
                                                   ---------------------------------------------------------------------------------
                                                              2005 (Restated)                          2004 (Restated)
                                                   --------------------------------------    ---------------------------------------
                                                     Net         Weighted-      Per Share      Net        Weighted-       Per Share
                                                   Income     Average Shares     Amount      Income    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                    $   165       1,438          $  0.11      $  109         1,383          $  0.08

Effect of dilutive securities:
   Stock compensation awards                                        38                                         34
   7% mandatory convertible preferred stock                         32                                         35
   3.50% convertible debentures                          1           9                            2            43
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                  $   166       1,517          $  0.11      $  111         1,495          $  0.07
------------------------------------------------------------------------------------------------------------------------------------

                                                                               Six months ended June 30,
                                                   ---------------------------------------------------------------------------------
                                                              2005 (Restated)                          2004 (Restated)
                                                   --------------------------------------    ---------------------------------------
                                                     Net         Weighted-      Per Share      Net        Weighted-       Per Share
                                                   Income     Average Shares     Amount      Income    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                    $   415       1,422          $  0.29      $  165         1,371          $  0.12

Effect of dilutive securities:
   Stock compensation awards                                        35                                         36
   7% mandatory convertible preferred stock                         32                                         39
   3.50% convertible debentures                          3          19
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                  $   418       1,508          $  0.28      $  165         1,446          $  0.11
------------------------------------------------------------------------------------------------------------------------------------

The following  potential  common shares were  excluded from the  calculation  of diluted earnings per common share due to their  anti-dilutive  effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Six months
                                                                       ended June 30,                       ended June 30,
                                                                     -------------------                  -------------------
                                                                     2005           2004                  2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation of
  diluted earnings per common share:
     3.5% convertible debentures                                                                                          50
     4.875% convertible notes                                          6              6                     6              6
     Zero coupon convertible debentures                                3              3                     3              3
                                                                     -------------------------------------------------------
     Total                                                             9              9                     9             59
                                                                     =======================================================

Stock options excluded from the calculation of diluted
  earnings per common share                                           50             58                    57             57
------------------------------------------------------------------------------------------------------------------------------------

8.   Inventories

Inventories comprise the following (in millions):
-------------------------------------------------------------------------------
                                  June 30, 2005               December 31, 2004
-------------------------------------------------------------------------------
Finished goods                       $   161                       $   136
Work in process                          157                           172
Raw materials and accessories            130                           139
Supplies and packing materials           104                            88
-------------------------------------------------------------------------------
Total inventories                    $   552                       $   535
-------------------------------------------------------------------------------

9.   Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,          December 31,
                                                                       Ownership              2005                2004
                                                                       Interest            (Restated)          (Restated)
                                                                      -----------          ----------         ------------
Associated companies at equity
     Samsung Corning Precision Glass Co., Ltd.                            50%               $   647            $    572
     Dow Corning                                                          50%                   406                 324
     All other                                                        25%-51% (a)               505                 553
                                                                                            -------            --------
                                                                                              1,558               1,449
Other investments (b)                                                                            15                  61
                                                                                            -------            --------
Total                                                                                       $ 1,573            $  1,510
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

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
---------------------------------------------------------------------
Samsung Corning Precision is a South Korea-based  manufacturer of liquid crystal display glass for flat panel displays.  Samsung Corning  Precision's  results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months                      Six months
                                                                              ended June 30,                   ended June 30,
                                                                         ------------------------         ------------------------
                                                                           2005            2004             2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                           $     383      $     264         $     700      $     499
     Gross profit                                                        $     278      $     205         $     515      $     384
     Net income                                                          $     183      $     145         $     348      $     271
     Corning's equity in earnings of Samsung Corning Precision           $      85      $      71         $     165      $     136
     Dividends received from Samsung Corning Precision                                                    $     108      $      57

Related Party Transactions:
     Corning sales of inventory to Samsung Corning Precision                                                             $       6
     Corning purchases from Samsung Corning Precision                    $       3      $      15         $      12      $      37
     Corning transfers of machinery & equipment to Samsung
       Corning Precision at cost (a)                                     $      26      $       9         $      46      $      32
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

Balances due to and from Samsung Corning Precision were immaterial at June 30, 2005 and December 31, 2004.

Dow Corning
-----------
Dow Corning is a U.S. based  manufacturer  of silicone  products.  Dow Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months                      Six months
                                                                              ended June 30,                   ended June 30,
                                                                         ------------------------         ------------------------
                                                                           2005            2004             2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                           $   1,007      $     852         $   1,990      $   1,666
     Gross profit                                                        $     357      $     278         $     703      $     508
     Net income                                                          $     154      $      36         $     290      $      88
     Corning's equity in earnings of Dow Corning (a)                     $      77      $      17         $     145      $      41
     Dividends received from Dow Corning                                 $      15                        $      15
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

10.  Goodwill and Other Intangible Assets

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

13.  Comprehensive Income

Components of  comprehensive  income,  on an after-tax  basis where  applicable, follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Six months
                                                                       ended June 30,                       ended June 30,
                                                                  -------------------------            -------------------------
                                                                     2005           2004                  2005           2004
                                                                  (Restated)     (Restated)            (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $    165        $   109               $   415        $    165
Other comprehensive income:
   Change in unrealized gain (loss) on investments, net                                                     (33)              2
   Reclassification adjustment relating to investments
     included in net income, net                                                                             19
   Change in unrealized gain on derivative
     instruments, net                                                   12              9                    38               3
   Reclassification adjustment relating to derivatives, net             (2)            (2)                  (15)              5
   Foreign currency translation adjustment, net (a)                    (83)           (17)                  (98)            (16)
   Change in minimum pension liability                                   1              5                     3               2
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                        $     93        $   104               $   329        $    161
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

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                              Display       Telecom-       Environmental     Life      Unallocated    Consolidated
(in millions)                                Technologies    munications     Technologies    Sciences     and Other         Total
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2005 (Restated)
Net sales                                      $   415        $    415        $    146        $    75      $     90      $  1,141
Research, development and engineering
  expenses (1)                                 $    27        $     22        $     29        $    12      $     14      $    104
Restructuring, impairment and other charges
  and (credits)                                               $      8                                     $     (9)     $     (1)
Interest expense (2)                           $    12        $      8        $      4        $     1      $      1      $     26
(Provision) benefit for income taxes           $   (47)       $      1        $      2        $     2      $     (2)     $    (44)
Income (loss) before minority interests and
  equity earnings (3)                          $   156        $    (13)       $     (4)       $    (4)     $   (141)     $     (6)
Minority interests (4)                                                                                           (5)           (5)
Equity in earnings of associated companies          87                                                           89           176
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   243        $    (13)       $     (4)       $    (4)     $    (57)     $    165
------------------------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2004 (Restated)
Net sales                                      $   277        $    392        $    141        $    79      $     82      $    971
Research, development and engineering
  expenses (1)                                 $    19        $     23        $     21        $     9      $     13      $     85
Restructuring, impairment and other charges
  and (credits)                                               $     (1)                                    $    (33)     $    (34)
Interest expense (2)                           $    11        $     16        $      5        $     2      $      1      $     35
(Provision) benefit for income taxes           $   (32)       $     11        $     (2)       $    (2)     $      2      $    (23)
Income (loss) before minority interests and
  equity earnings (3)                          $    64        $    (21)       $      4        $     5      $    (42)     $     10
Minority interests (4)                                                                                          (11)          (11)
Equity in earnings of associated companies          71                                                           39           110
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   135        $    (21)       $      4        $     5      $    (14)     $    109
------------------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2005 (Restated)
Net sales                                      $   735        $    842        $    294        $   149      $    171      $  2,191
Research, development and engineering
  expenses (1)                                 $    52        $     44        $     55        $    23      $     28      $    202
Restructuring, impairment and other charges
  and (credits)                                               $      8                                     $     10      $     18
Interest expense (2)                           $    28        $     19        $     10        $     2      $      2      $     61
(Provision) benefit for income taxes           $   (64)       $     (1)       $      2        $     2      $     (2)     $    (63)
Income (loss) before minority interests and
  equity earnings (3)                          $   236        $     (4)       $     (6)       $    (6)     $   (144)     $     76
Minority interests (4)                                                                                           (6)           (6)
Equity in earnings of associated companies         168                                                          177           345
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   404        $     (4)       $     (6)       $    (6)     $     27      $    415
------------------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2004 (Restated)
Net sales                                      $   507        $    704        $    282        $   158      $    164      $  1,815
Research, development and engineering
  expenses (1)                                 $    35        $     48        $     41        $    18      $     27      $    169
Restructuring, impairment and other charges
  and (credits)                                               $     (5)                                    $      5
Interest expense (2)                           $    22        $     32        $     10        $     3      $      2      $     69
(Provision) benefit for income taxes           $   (58)       $     34        $     (5)       $    (5)     $     24      $    (10)
Income (loss) before minority interests and
  equity earnings (3)                          $   117        $    (68)       $     10        $    10      $   (111)     $    (42)
Minority interests (4)                                               1                                          (12)          (11)
Equity in earnings of associated companies         136               3                                           79           218
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   253        $    (64)       $     10        $    10      $    (44)     $    165
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

A  reconciliation  of reportable  segment net income to consolidated  net income follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three months                        Six months
                                                                  ended June 30,                     ended June 30,
                                                            ------------------------           ------------------------
                                                              2005            2004                2005           2004
                                                           (Restated)      (Restated)          (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income of reportable segments                           $     222      $     123           $     388      $     209
Non-reportable operating segments net income (1)                   13             19                  23              1
Unallocated amounts:
    Non-segment loss and other (2)                                  1             (2)                  1             (3)
    Non-segment restructuring, impairment and
       other (charges) and credits (3)                             (6)             4                 (25)             4
    Asbestos settlement                                          (143)           (52)               (131)           (74)
    Interest income                                                13              4                  23             10
    Loss on repurchases of debt                                   (12)            (9)                (12)           (32)
    Provision (benefit) for income taxes (4)                       (4)             2                  (4)             5
    Equity in earnings of associated companies (5)                 81             20                 152             45
                                                            ---------      ---------           ---------      ---------
Net income                                                  $     165      $     109           $     415      $     165
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-reportable operating segments net income includes the results of non-reportable operating segments.
(2) Non-segment loss and other includes the results of non-segment operations and other corporate activities.
(3) For the three and six months ended June 30, 2005, non-segment restructuring, impairment and other (charges) and credits includes impairment charges for the other than temporary decline in the market value of Avanex shares. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits))
(4) Benefit for income taxes includes taxes associated with non-segment restructuring, impairment and other (charges) and credits.
(5) Equity in earnings of associated companies includes amounts derived from Dow Corning.

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

Profitability
For the three months ended June 30, 2005, we generated net income of $165 million or $0.11 per share. This represents an improvement of $56 million over the same period in 2004. This improvement in net income was primarily driven by the following:

..    Growth in our Display Technologies  segment,  which continued to experience strong market demand for liquid crystal display (LCD) glass substrates. For the second quarter of 2005, net income for the Display Technologies segment, including equity earnings from Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision), a South Korea-based manufacturer of LCD glass substrates, increased $108 million, or 80%.
..    Strong equity earnings from Dow Corning  Corporation (Dow Corning),  a U.S.
     based manufacturer of silicone products, which increased $60 million over the amount recognized in the second quarter of 2004. The second quarter of 2005 equity earnings from Dow Corning included a one-time gain of $11 million compared to a one-time loss of $21 million in the second quarter of 2004.
..    The above  items were  partially  offset by the second  quarter  pretax and after-tax charge of $143 million for the asbestos settlement, primarily including $137 million to mark-to-market the shares of common stock that will be contributed to the Pittsburgh Corning Corporation (PCC) asbestos settlement agreement if the PCC Plan of Reorganization receives judicial approval.

For the six months ended June 30, 2005, we generated net income of $415 million or $0.28 per share. This represents an improvement of $250 million over the same period in 2004. This improvement in net income was largely the result of the same factors identified for the three month period.

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

The cumulative effect of these adjustments to Corning's balance sheet as of June 30, 2005, resulted in an increase in investments in affiliate companies of $27 million, an increase to other liabilities of $147 million, an increase to accumulated deficit of $122 million, and an increase to accumulated other comprehensive income of $2 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2004, resulted in an increase in investments in affiliate companies of $26 million, an increase to other liabilities of $141 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $8 million.

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

Selected highlights for the second quarter follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three months                                Six months
                                                        ended June 30,                             ended June 30,
                                                  --------------------------                  ------------------------
                                                     2005            2004        % Change        2005          2004       % Change
                                                  (Restated)      (Restated)     05 vs. 04    (Restated)    (Restated)    05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  1,141       $    971          18%         $  2,191     $  1,815        21%

Gross margin                                       $    483       $    346          40%         $    912     $    646        41%
     (gross margin %)                                   42%            36%                           42%          36%

Selling, general and administrative
  expenses                                         $    191       $    166          15%         $    375     $    326        15%
     (as a % of net sales)                              17%            17%                           17%          18%

Research, development and engineering
  expenses                                         $    104       $     85          22%         $    202     $    169        20%
     (as a % of net sales)                               9%             9%                            9%           9%

Restructuring, impairment and other
  charges and (credits)                            $    (1)       $   (34)        (97)%         $     18
     (as a % of net sales)                                            (4)%                            1%

Asbestos Settlement                                $    143       $     52         175%         $    131     $     74        77%
     (as a % of net sales)                              13%             5%                            6%           4%

Income (loss) before income taxes                  $     38       $     33          15%         $    139     $   (32)     (534)%
     (as a % of net sales)                               3%             3%                            6%         (2)%

Provision for income taxes                         $   (44)       $   (23)          91%         $   (63)     $   (10)       530%
     (as a % of net sales)                             (4)%           (2)%                          (3)%         (1)%

Equity in earnings of associated companies         $    176       $    110          60%         $    345     $    218        58%
     (as a % of net sales)                              15%            11%                           16%          12%

Net income                                         $    165       $    109          51%         $    415     $    165       152%
     (as a % of net sales)                              14%            11%                           19%           9%
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

Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) to the consolidated financial statements for additional information.

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

Provision for Income Taxes
Our  provision  for income taxes and the related  effective tax rates follow (in millions):
-----------------------------------------------------------------------------------------
                                       Three months                    Six months
                                      ended June 30,                  ended June 30,
                                 --------------------------      ----------------------
                                    2005          2004             2005          2004
                                 (Restated)    (Restated)       (Restated)    (Restated)
-----------------------------------------------------------------------------------------
Provision for income taxes       $   (44)      $  (23)          $  (63)       $   (10)
Effective tax rate                 (115.8)%       (69.7)%          (45.3)%       (31.3)%
-----------------------------------------------------------------------------------------

For the three and six months ended June 30, 2005, the tax provision reflected the impact of maintaining a valuation allowance on the majority of our net deferred tax assets. As a result, U.S. (federal, state and local) and certain foreign income taxes attributable to pretax income or losses were not provided. The most significant item for which a U.S. tax benefit was not provided was the asbestos settlement charge. Such items increased our effective tax rate from 23% to 116% and from 21% to 45% for the three and six months ended June 30, 2005, respectively. For the U.S. and certain foreign operations, the income tax provision or benefit attributable to pretax income or losses was recorded as an adjustment to the valuation allowance. The income tax provision for the three and six months ended June 30, 2005 included income taxes for certain foreign operations that were favorably impacted by tax holiday benefits and investment tax credits.

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

Equity in Earnings of Associated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
--------------------------------------------------------------------------------
                                   Three months                 Six months
                                  ended June 30,              ended June 30,
                             ------------------------   ------------------------
                                2005         2004          2005          2004
                             (Restated)   (Restated)    (Restated)    (Restated)
--------------------------------------------------------------------------------
Samsung Corning Precision    $      85     $     71      $    165     $     136
Dow Corning                         77           17           145            41
All other                           14           22            35            41
                             ---------     --------      --------     ---------
Total equity earnings        $     176     $    110      $    345     $     218
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

Net Income
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months                          Six months
                                                                         ended June 30,                       ended June 30,
                                                                  --------------------------            -------------------------
                                                                     2005            2004                  2005           2004
                                                                  (Restated)      (Restated)            (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $    165        $    109              $    415       $    165
Basic earnings per common share                                   $   0.11        $   0.08              $   0.29       $   0.12
Diluted earnings per common share                                 $   0.11        $   0.07              $   0.28       $   0.11
Shares used in computing per share amounts for:
     Basic earnings per common share                                 1,438           1,383                 1,422          1,371
     Diluted earnings per common share                               1,517           1,495                 1,508          1,446
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

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                         As of June 30,      As of December 31,
                                         ---------------     -------------------
                                         2005 (Restated)       2004 (Restated)
--------------------------------------------------------------------------------

Working capital                             $  1,370              $     804
Working capital, excluding cash and
  short-term investments                    $  (745)              $ (1,077)
Current ratio                                  1.6:1                  1.3:1
Trade accounts receivable, net
  of allowances                             $    645              $     585
Days sales outstanding                            51                     52
Inventories                                 $    552              $     535
Inventory turns                                  4.8                    4.9
Days payable outstanding                          86                     67
Long-term debt                              $  1,915              $   2,214
Total debt to total capital                      32%                    42%
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

Contractual Obligations
Other than the early debt repayments described in Note 5 (Debt) to the consolidated financial statements, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2004 Annual Report on Form 10-K under the caption "Contractual Obligations."

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

FORWARD-LOOKING STATEMENTS

Many statements in this Quarterly Report on Form 10-Q/A are forward-looking statements. These typically contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," or similar expressions. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to the following:

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

Risk factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q/A and in other documents we file with the SEC are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements or other projections contained in this Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Quarterly Report on Form 10-Q/A, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate statement labeled Forward-Looking Statements should be considered in addition to the statements below.

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

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against PCC and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement, but certain cases may still be litigated and the final approval of the tentative settlement is subject to a number of uncertainties. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $731 million have been incurred through June 30, 2005; however, additional charges are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

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

We face risks through our equity method investments in companies that we do not control

     Corning's net income includes significant equity in earnings of associated companies. For the six months ended June 30, 2005, we have recognized $345 million of equity earnings, of which $310 million came from our two largest investments; Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision Glass Co., Ltd. (which makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and, as such, is subject to those geographic risks referred to above. With 50% or lower ownership, we do not control such equity companies nor their management and operations. Performance of our equity investments may not continue at the same levels in the future. During 2003, we recognized charges associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded significant fixed asset impairment charges. As the conventional television market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning Co., Ltd. may incur additional restructuring or impairment charges or net operating losses in the future.

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

The evaluation has been completed, and management, under the direction of its principal executive and principal financial officers, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based upon this re-evaluation and as a result of the material weaknesses discussed below, the Company's principal executive and principal financial officers, have concluded that its disclosure controls and procedures were not effective as of June 30, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute material weaknesses in internal control over financial reporting at June 30, 2005:

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

(c)  Changes in internal control over financial reporting

No changes in the Company's internal control over financial reporting occurred during the quarter ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corning recorded an initial charge of $392 million in the period ending March 31, 2003 to reflect the settlement terms. However, the asbestos liability requires adjustment to fair value based upon movements in Corning's common stock price prior to the contribution of the shares to the trust and changes in the estimated fair value of the other components of the settlement offer. Beginning with the first quarter of 2003 and through June 30, 2005, Corning recorded total net charges of $731 million to reflect the initial settlement, the movement in Corning's common stock price since March 31, 2003, and changes in the estimated fair value of the other components of the settlement offer.

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

    31.1 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                                Six months ended
                                                                  June 30, 2005
                                                                   (Restated)
                                                                ----------------

Income before income taxes                                         $    139
Adjustments:
    Distributed income of equity investees                              212
    Fixed charges net of capitalized interest                            74
                                                                   --------

Income before taxes and fixed charges, as adjusted                 $    425
                                                                   ========

Fixed charges:
   Interest expense (a)                                            $     61
   Portion of rent expense which represents an
     appropriate interest factor (b)                                     13
   Capitalized interest                                                  11
                                                                   --------

Total fixed charges                                                      85
Capitalized interest                                                    (11)
                                                                   --------

Total fixed charges, net of capitalized interest                   $     74
                                                                   ========

Ratio of earnings to fixed charges                                     5.0x
                                                                   ========

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


/s/   James B. Flaws
      -----------------------------------------
      James B. Flaws
      Vice Chairman and Chief Financial Officer
      (Principal Financial Officer)

                                                                      EXHIBIT 32

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


We, Wendell P. Weeks, President and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the amendment to Quarterly Report of Corning Incorporated on Form 10-Q/A for the three-month period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) that information contained in such Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of Corning Incorporated.


Date: May 9, 2006



/s/   Wendell P. Weeks
      -----------------------------------------
      Wendell P. Weeks
      President and Chief Executive Officer


/s/   James B. Flaws
      -----------------------------------------
      James B. Flaws
      Vice Chairman and Chief Financial Officer