Form 10-Q/A
period 2005-09-30
CORNING INC /NY
filed 2006-05-09
CIK 24741

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                September 30, 2005
                                ----------------------------------------------

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

                       Yes X                   No ___
                          ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes X                   No ___
                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                       Yes ___                 No X
                                                 ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed any documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes ___                 No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,557,553,059   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of May 3, 2006.

                                Explanatory Note

On April 25, 2006, Corning Incorporated (Corning) filed a Current Report on Form 8-K with the Securities and Exchange Commission in which it announced that it was restating its previously issued consolidated financial statements to correct errors in its accounting for Corning's asbestos settlement liability and the accounting for its investment in Pittsburgh Corning Europe from March 31, 2003, through December 31, 2005. Corning also changed the classification of accretion on a portion of the asbestos settlement liability from interest expense to asbestos settlement expense in its statement of operations for the same time period. Corning is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the Original Filing), which was originally filed on October 28, 2005.

As more fully described in Note 2 (Restatement of Previously Issued Financial Statements) to the consolidated financial statements in this Form 10-Q/A, the cumulative effect of these adjustments to Corning's September 30, 2005 balance sheet was to increase its investments in affiliate companies by $30 million, increase other accrued liabilities by $150 million, increase accumulated deficit by $122 million, and increase accumulated other comprehensive income by $2 million. The cumulative effect of these adjustments to Corning's December 31, 2004 balance sheet was to increase investments in affiliate companies by $26 million, increase other accrued liabilities by $141 million, increase accumulated deficit by $123 million, and increase accumulated other comprehensive income by $8 million.

The restatement adjustments had the following impact on Corning's reported net income and earnings per share as follows (in millions, except per share amounts):

                                              Three months ended September 30,           Nine months ended September 30,
                                              --------------------------------           -------------------------------
                                                  2005              2004                     2005               2004
                                                  ----              ----                     ----               ----
As reported:
Net income (loss)                               $   203          $  (2,491)               $     617         $  (2,328)
Basic earnings per share                        $  0.14          $  (1.78)                $    0.43         $   (1.69)
Diluted earnings (loss) per share               $  0.13          $  (1.78)                $    0.41         $   (1.69)

As restated:
Net income (loss)                               $   203          $  (2,546)               $     618         $  (2,381)
Basic earnings per share                        $  0.14          $   (1.82)               $    0.43         $   (1.73)
Diluted earnings (loss) per share               $  0.13          $   (1.82)               $    0.41         $   (1.73)

Increase in net (loss) income                                    $     (55)               $       1         $     (53)
Increase in basic earnings per share
Increase in diluted loss per share                               $   (0.04)                                 $   (0.04)

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

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------
                                                                         Page
                                                                         ----
ITEM 1. Financial Statements

    Consolidated Statements of Operations (Unaudited) for the
       three and nine months ended September 30, 2005 and 2004             5

    Consolidated Balance Sheets (Unaudited) at September 30, 2005
       and December 31, 2004                                               6

    Consolidated Statements of Cash Flows (Unaudited) for the
       nine months ended September 30, 2005 and 2004                       7

    Notes to Consolidated Financial Statements (Unaudited)                 8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            34

Item 3. Quantitative and Qualitative Disclosures About Market Risk        57

Item 4. Controls and Procedures                                           57


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                 59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       63

Item 6. Exhibits                                                          64

Signatures                                                                65

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)

                                                                      Three months                   Nine months
                                                                   ended September 30,            ended September 30,
                                                                -------------------------     --------------------------
                                                                   2005            2004          2005            2004
                                                                (Restated)     (Restated)     (Restated)      (Restated)
                                                                ----------     ----------     ----------      ----------
Net sales                                                       $   1,188       $  1,006       $   3,379      $   2,821
Cost of sales                                                         643            602           1,922          1,771
                                                                ---------       --------       ---------      ---------

Gross margin                                                          545            404           1,457          1,050

Operating expenses:
   Selling, general and administrative expenses                       178            153             553            479
   Research, development and engineering expenses                     118             88             320            257
   Amortization of purchased intangibles                                3              9              11             28
   Restructuring, impairment and other charges (Note 3)                28          1,794              46          1,794
   Asbestos settlement (Note 4)                                        73            (45)            204             29
                                                                ---------       --------       ---------      ---------

Operating income (loss)                                               145         (1,595)            323         (1,537)

Interest income                                                        17              6              40             16
Interest expense                                                      (23)           (34)            (84)          (103)
Loss on repurchases and retirement
  of debt, net (Note 5)                                                               (4)            (12)           (36)
Other income, net                                                      17              5              28              6
                                                                ---------       --------       ---------      ---------

Income (loss) from continuing operations before
  income taxes                                                        156         (1,622)            295         (1,654)
Provision for income taxes (Note 6)                                   (28)        (1,040)            (91)        (1,050)
                                                                ---------       --------       ---------      ---------

Income (loss) from continuing operations before
  minority interests and equity earnings                              128         (2,662)            204         (2,704)
Minority interests                                                     (2)            (3)             (8)           (14)
Equity in earnings of associated companies, net of
  impairments (Note 10)                                                77             99             422            317
                                                                ---------       --------       ---------      ---------

Income (loss) from continuing operations                              203         (2,566)            618         (2,401)
Income from discontinued operation (Note 8)                                           20                             20
                                                                ---------       --------       ---------      ---------
Net income (loss)                                               $     203       $ (2,546)      $     618      $  (2,381)
                                                                =========       ========       =========      =========

Basic earnings (loss) per common share from (Note 7):
   Continuing operations                                        $    0.14       $  (1.83)      $    0.43      $   (1.74)
   Discontinued operation                                                           0.01                           0.01
                                                                ---------       --------       ---------      ---------
Basic earnings (loss) per common share                          $    0.14       $  (1.82)      $    0.43      $   (1.73)
                                                                =========       ========       =========      =========

Diluted earnings (loss) per common share from (Note 7):
   Continuing operations                                        $    0.13       $  (1.83)      $    0.41      $   (1.74)
   Discontinued operation                                                           0.01                           0.01
                                                                ---------       --------       ---------      ---------
Diluted earnings (loss) per common share                        $    0.13       $  (1.82)      $    0.41      $   (1.73)
                                                                =========       ========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited; in millions, except per share amounts)

                                                                                         September 30,       December 31,
                                                                                             2005                2004
                                                                                          (Restated)          (Restated)
                                                                                         -------------       ------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,395           $   1,009
   Short-term investments, at fair value                                                      1,023                 872
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  2,418               1,881
   Trade accounts receivable, net of doubtful accounts and allowances - $28 and $30             631                 585
   Inventories (Note 9)                                                                         559                 535
   Deferred income taxes (Note 6)                                                                87                  94
   Other current assets                                                                         204                 188
                                                                                          ---------           ---------
       Total current assets                                                                   3,899               3,283

Investments (Note 10)                                                                         1,635               1,510
Property, net of accumulated depreciation - $3,543 and $3,532                                 4,367               3,941
Goodwill and other intangible assets, net (Note 11)                                             380                 398
Deferred income taxes (Note 6)                                                                  487                 472
Other assets                                                                                    145                 166
                                                                                          ---------           ---------

Total Assets                                                                              $  10,913           $   9,770
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Short-term borrowings, including current portion of long-term debt (Note 5)            $     293           $     478
   Accounts payable                                                                             554                 682
   Other accrued liabilities (Notes 4 and 12)                                                 1,534               1,319
                                                                                          ---------           ---------
       Total current liabilities                                                              2,381               2,479

Long-term debt (Note 5)                                                                       1,804               2,214
Postretirement benefits other than pensions                                                     594                 600
Other liabilities (Notes 4 and 12)                                                            1,001                 747
                                                                                          ---------           ---------
       Total liabilities                                                                      5,780               6,040
                                                                                          ---------           ---------

Commitments and contingencies (Note 4)
Minority interests                                                                               27                  29
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding:  0 and 637 thousand                                                                         64
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,534 million and 1,424 million                                             767                 712
   Additional paid-in capital                                                                11,280              10,363
   Accumulated deficit                                                                       (6,814)             (7,432)
   Treasury stock, at cost; Shares held: 16 million                                            (164)               (162)
   Accumulated other comprehensive income (Note 14)                                              37                 156
                                                                                          ---------           ---------
       Total shareholders' equity                                                             5,106               3,701
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  10,913           $   9,770
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                            Nine months ended
                                                                                               September 30,
                                                                                         ------------------------
                                                                                            2005          2004
                                                                                         (Restated)    (Restated)
                                                                                         ----------    ----------
Cash Flows from Operating Activities:
   Net income (loss)                                                                      $    618      $(2,381)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation                                                                              373          359
     Amortization of purchased intangibles                                                      11           28
     Restructuring, impairment and other charges and (credits)                                  46        1,794
     Asbestos settlement                                                                       204           29
     Gain on sale of discontinued operation                                                                 (20)
     Loss on repurchases and retirement of debt, net                                            12           36
     Undistributed earnings of associated companies                                           (206)        (206)
     Minority interests, net of dividends paid                                                   7           14
     Deferred taxes                                                                            (11)         992
     Interest expense on convertible debentures                                                  3            4
     Restructuring payments                                                                    (21)         (75)
     Employee retirement plan payments less than (in excess of) expense                         44          (12)
     Customer deposits, net                                                                    376          100
     Changes in certain working capital items:
        Trade accounts receivable                                                              (78)         (29)
        Inventories                                                                            (46)         (52)
        Other current assets                                                                   (14)         (25)
        Accounts payable and other current liabilities, net of restructuring payments          (91)          29
     Other, net                                                                                 53           58
                                                                                          --------      -------
Net cash provided by operating activities                                                    1,280          643
                                                                                          --------      -------

Cash Flows from Investing Activities:
   Capital expenditures                                                                     (1,076)        (556)
   Net proceeds from sale of businesses                                                                     100
   Net proceeds from sale or disposal of assets                                                 17           46
   Short-term investments - acquisitions                                                    (1,313)      (1,365)
   Short-term investments - liquidations                                                     1,163        1,116
   Restricted investments - liquidations                                                         3            6
   Other, net                                                                                   10
                                                                                          --------      -------
Net cash used in investing activities                                                       (1,196)        (653)
                                                                                          --------      -------

Cash Flows from Financing Activities:
   Net repayments of loans payable                                                            (198)        (111)
   Proceeds from issuance of long-term debt, net                                               147          442
   Repayments of long-term debt                                                               (102)        (154)
   Proceeds from issuance of common stock, net                                                 356           33
   Cash dividends to preferred shareholders                                                     (3)          (6)
   Proceeds from the exercise of stock options                                                 142           34
   Other, net                                                                                   (9)
                                                                                          --------      -------
Net cash provided by financing activities                                                      333          238
                                                                                          --------      -------
Effect of exchange rates on cash                                                               (31)          (4)
                                                                                          --------      -------
Net increase in cash and cash equivalents                                                      386          224
Cash and cash equivalents at beginning of period                                             1,009          688
                                                                                          --------      -------

Cash and cash equivalents at end of period                                                $  1,395      $   912
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

(In millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months                       Nine months
                                                                          ended September 30,               ended September 30,
                                                                       -------------------------        -------------------------
                                                                          2005           2004              2005           2004
                                                                       (Restated)     (Restated)        (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - as reported                 $     203      $  (2,566)        $    618       $  (2,401)
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported
  net income (loss), net of tax                                               12                              28               3
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                       (23)           (20)             (65)            (77)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - pro forma                   $     192      $  (2,586)        $    581       $  (2,475)

Earnings (loss) per common share:
    Basic - as reported                                                $    0.14      $   (1.83)        $   0.43       $   (1.74)
    Basic - pro forma                                                  $    0.13      $   (1.85)        $   0.40       $   (1.79)

    Diluted - as reported                                              $    0.13      $   (1.83)        $   0.41       $   (1.74)
    Diluted - pro forma                                                $    0.12      $   (1.85)        $   0.38       $   (1.79)
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS 123 fair value disclosures, each option grant's fair value is estimated on the grant date using the Black-Scholes option pricing model. The following are weighted-average assumptions used for grants under our stock plans:
--------------------------------------------------------------------------------
                                Three months                  Nine months
                             ended September 30,          ended September 30,
                          ------------------------     ------------------------
                             2005            2004        2005            2004
--------------------------------------------------------------------------------

Expected life in years          4               4           4               4
Risk free interest rate     4.13%           3.62%       3.76%           3.34%
Expected volatility           50%             50%         50%             50%
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

The cumulative effect of these adjustments to Corning's balance sheet as of September 30, 2005, resulted in an increase in investments in affiliate companies of $30 million, an increase to other accrued liabilities of $150 million, an increase to accumulated deficit of $122 million, and an increase to accumulated other comprehensive income of $2 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2004, resulted in an increase in investments in affiliate companies of $26 million, an increase to other accrued liabilities of $141 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $8 million.

The impacts of the restatement adjustments on Corning's financial statements are provided in the following summaries.

In addition, the consolidated statements of cash flows for the nine months ended September 30, 2004, reflect changes to Investing Activities and Cash and Cash Equivalents at End of Period due to the reclassification of auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004. Amounts were reclassified because the securities had stated maturities beyond three months but priced and traded as short-term investments due to the liquidity provisions at specified interest rate reset dates, typically every 7, 28, or 35 days.

                      Consolidated Statements of Operations
                         Summary of Restatement Impacts
               (Unaudited; in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                September 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $     68          $       5           $      73

Operating income (loss)                                                               150                 (5)                145

Interest expense                                                                       25                 (2)                 23

Income (loss) before income taxes                                                     159                 (3)                156
Provision for income taxes                                                            (28)                                   (28)
                                                                                 ---------         ---------           ----------
Income (loss) before minority interests and equity earnings                           131                 (3)                128

Equity in earnings of associated companies, net of impairments                         74                  3                  77

Net income                                                                       $    203                              $     203

Basic earnings per common share                                                  $   0.14                              $    0.14
Diluted earnings per common share                                                $   0.13                              $    0.13
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                September 30, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $    (50)         $       5           $     (45)

Operating loss                                                                     (1,590)                (5)             (1,595)

Interest expense                                                                       36                 (2)                 34

Loss before income taxes                                                           (1,619)                (3)             (1,622)
Provision for income taxes                                                           (985)               (55)             (1,040)
                                                                                 ---------         ----------          ----------
Loss before minority interests and equity earnings                                 (2,604)               (58)             (2,662)

Equity in earnings of associated companies, net of impairments                         96                  3                  99

Loss from continuing operations                                                  $ (2,511)         $     (55)          $  (2,566)

Net loss                                                                         $ (2,491)         $     (55)          $  (2,546)

Basic loss per common share from continuing operations                           $  (1.79)         $   (0.04)          $   (1.83)
Basic loss per common share                                                      $  (1.78)         $   (0.04)          $   (1.82)
Diluted loss per common share from continuing operations                         $  (1.79)         $   (0.04)          $   (1.83)
Diluted loss per common share                                                    $  (1.78)         $   (0.04)          $   (1.82)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the nine months ended
                                                                                                September 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $    189          $      15           $     204

Operating income (loss)                                                               338                (15)                323

Interest expense                                                                       90                 (6)                 84

Income before income taxes                                                            304                 (9)                295
Provision for income taxes                                                            (91)                                   (91)
                                                                                 ---------         ---------           ----------
Income before minority interests and equity earnings                                  213                 (9)                204

Equity in earnings of associated companies, net of impairments                        412                 10                 422

Net income                                                                       $    617          $       1           $     618

Basic loss per common share                                                      $   0.43                              $    0.43
Diluted loss per common share                                                    $   0.41                              $    0.41
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the nine months ended
                                                                                                September 30, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $     16          $      13           $      29

Operating loss                                                                     (1,524)               (13)             (1,537)

Interest expense                                                                      109                 (6)                103

Loss before income taxes                                                           (1,647)                (7)             (1,654)
Provision for income taxes                                                           (997)               (53)             (1,050)
                                                                                 ---------         ----------          ----------
Loss before minority interests and equity earnings                                 (2,644)               (60)             (2,704)

Equity in earnings of associated companies, net of impairments                        310                  7                 317

Loss from continuing operations                                                  $ (2,348)         $     (53)          $  (2,401)

Net loss                                                                         $ (2,328)         $     (53)          $  (2,381)

Basic loss per common share from continuing operations                           $  (1.70)         $   (0.04)          $   (1.74)
Basic loss per common share                                                      $  (1.69)         $   (0.04)          $   (1.73)
Diluted loss per common share from continuing operations                         $  (1.70)         $   (0.04)          $   (1.74)
Diluted loss per common share                                                    $  (1.69)         $   (0.04)          $   (1.73)
------------------------------------------------------------------------------------------------------------------------------------

                           Consolidated Balance Sheets
                         Summary of Restatement Impacts
                            (Unaudited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             As of September 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------

Investments                                                                     $   1,605            $    30          $    1,635

 Total Assets                                                                   $  10,883            $    30          $   10,913

Other accrued liabilities                                                       $   1,384            $   150          $    1,534
  Total current liabilities                                                     $   2,231            $   150          $    2,381
    Total liabilities                                                           $   5,630            $   150          $    5,780

Accumulated deficit                                                             $  (6,692)           $  (122)         $   (6,814)
Accumulated other comprehensive income                                          $      35            $     2          $       37
    Total shareholders' equity                                                  $   5,226            $  (120)         $    5,106

Total Liabilities and Shareholders' Equity                                      $  10,883            $    30          $   10,913
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

------------------------------------------------------------------------------------------------------------------------------------


                      Consolidated Statements of Cash Flows
                         Summary of Restatement Impacts
                            (Unaudited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the nine months ended
                                                                                                September 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net income                                                                       $    617          $       1           $     618
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Asbestos settlement charge                                                      189                 15                 204
      Undistributed earnings of associated companies                                 (196)               (10)               (206)
      Other, net                                                                       59                 (6)                 53
Net cash provided by operating activities                                        $  1,280                              $   1,280
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the nine months ended
                                                                                                September 30, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net loss                                                                         $ (2,328)         $     (53)          $  (2,381)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
      Asbestos settlement charge                                                       16                 13                  29
      Undistributed earnings of associated companies                                 (199)                (7)               (206)
      Deferred taxes                                                                  939                 53                 992
      Other, net                                                                       64                 (6)                 58
Net cash provided by operating activities                                        $    643                              $     643
------------------------------------------------------------------------------------------------------------------------------------

3.   Restructuring, Impairment and Other Charges

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

In the third quarter of 2005, we recorded asbestos settlement expense of $73 million, including $68 million reflecting the increase in the value of Corning's common stock from June 30, 2005 to September 30, 2005, and $5 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

In the third quarter of 2004, we recorded a credit of $45 million, including $50 million for the decrease in the value of Corning's common stock from June 30, 2004 to September 30, 2004, and a $5 million charge to adjust the estimated fair value of the other components of the proposed asbestos settlement.

For the nine months ended September 30, 2005, we recorded asbestos settlement expense of $204 million, including $189 million reflecting the increase in the value of Corning's common stock from December 31, 2004 to September 30, 2005, and $15 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

For the nine months ended September 30, 2004, we recorded asbestos settlement expense of $29 million, including $16 million reflecting the increase in the value of Corning's common stock from December 31, 2003 to September 30, 2004, and $13 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

Since March 28, 2003, we have recorded total net charges of $804 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, the fair value of 25 million shares of our common stock and assigned insurance proceeds (in aggregate totaling $654 million at September 30,
2005) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $150 million at September 30, 2005), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

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

6.   Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                   Three months                Nine months
                                ended September 30,         ended September 30,
                             -----------------------     -----------------------
                                2005         2004           2005         2004
                             (Restated)   (Restated)     (Restated)   (Restated)
--------------------------------------------------------------------------------

Provision for income taxes     $  (28)     $(1,040)        $  (91)     $(1,050)
Effective tax rate               17.9%       (64.1)%         30.8%       (63.5)%
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

7.   Earnings (Loss) Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share from continuing  operations follows (in millions,  except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                              2005 (Restated)                          2004 (Restated)
                                                   --------------------------------------    --------------------------------------
                                                                 Weighted-      Per Share                 Weighted-       Per Share
                                                   Income     Average Shares     Amount      (Loss)    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share             $   203       1,488          $  0.14      $(2,566)       1,399          $ (1.83)

Effect of dilutive securities:
   Stock compensation awards                                        48
   7% mandatory convertible preferred stock (a)                     16
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share           $   203       1,552          $  0.13      $(2,566)       1,399          $ (1.83)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Nine months ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                              2005 (Restated)                          2004 (Restated)
                                                   --------------------------------------    --------------------------------------
                                                                 Weighted-      Per Share                 Weighted-       Per Share
                                                   Income     Average Shares     Amount      (Loss)    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share             $   618       1,444          $  0.43      $(2,401)       1,380          $ (1.74)

Effect of dilutive securities:
   Stock compensation awards                                        39
   7% mandatory convertible preferred stock (a)                     27
   3.50% convertible debentures                          3          13
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share           $   621       1,523          $  0.41      $(2,401)       1,380          $ (1.74)
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

The following  potential  common shares were  excluded from the  calculation  of diluted earnings (loss) per common share due to their  anti-dilutive  effect or, in the case of stock options,  because their exercise price was greater than the average market price for the periods presented (in millions):
--------------------------------------------------------------------------------------------------------------------------------
                                                                         Three months                          Nine months
                                                                      ended September 30,                   ended September 30,
                                                                      -------------------                   -------------------
                                                                      2005           2004                   2005           2004
--------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation
  of diluted earnings per common share:
     Stock options                                                                     32                                    34
     3.5% convertible debentures                                                       39                                    44
     4 7/8% convertible notes (a)                                        4              6                     5               6
     Zero coupon convertible debentures                                  3              3                     3               3
     7% mandatory convertible preferred stock (b)                                      35                                    37
                                                                  -------------------------------------------------------------
     Total                                                               7            115                     8             124
                                                                  =============================================================

Stock options excluded from the calculation of diluted
  earnings (loss) per common share                                      37             61                    50              58
--------------------------------------------------------------------------------------------------------------------------------

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

8.   Discontinued Operation

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

9.   Inventories

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
--------------------------------------------------------------------------------

10.  Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30,       December 31,
                                                                       Ownership              2005                2004
                                                                       Interest            (Restated)          (Restated)
                                                                      -----------         -------------       ------------
Associated companies at equity
     Samsung Corning Precision Glass Co., Ltd.                            50%               $   757            $    572
     Dow Corning Corporation                                              50%                   462                 324
     Samsung Corning Co., Ltd.                                            50%                   233                 365
     All other                                                        25%-51% (a)               169                 188
                                                                                            -------            --------
                                                                                              1,621               1,449
Other investments (b)                                                                            14                  61
                                                                                            -------            --------
Total                                                                                       $ 1,635            $  1,510
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

Summarized results of operations for our three significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based  manufacturer of liquid crystal display glass for flat panel displays.  Samsung Corning  Precision's  results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                       Nine months
                                                                           ended September 30,               ended September 30,
                                                                        -----------------------            ---------------------
                                                                          2005            2004               2005         2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations
     Net sales                                                          $    466        $   275            $  1,166      $   774
     Gross profit                                                       $    346        $   211            $    861      $   595
     Net income                                                         $    242        $   137            $    590      $   408
     Corning's equity in earnings of Samsung Corning Precision          $    114        $    68            $    279      $   204
     Dividends received from Samsung Corning Precision                                                     $    108      $    57

Related Party Transactions:
------------------------------------------------------------------------------------------------------------------------------------
     Corning sales of inventory to Samsung Corning Precision                                                             $     6
     Corning purchases from Samsung Corning Precision                   $     18        $    19            $     30      $    56
     Corning transfers of machinery and equipment to Samsung
       Corning Precision at cost (a)                                    $     20                           $     67      $    23
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

Balances due to and from Samsung Corning Precision were immaterial at September 30, 2005 and December 31, 2004.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S. based  manufacturer  of silicone  products.  Dow Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                      Nine months
                                                                           ended September 30,               ended September 30,
                                                                        -----------------------            ----------------------
                                                                           2005           2004               2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                          $    946        $   830            $  2,936      $  2,496
     Gross profit                                                       $    319        $   262            $  1,022      $    770
     Net income                                                         $    117        $    80            $    407      $    168
     Corning's equity in earnings of Dow Corning (a)                    $     58        $    40            $    203      $     81
     Dividends received from Dow Corning                                                                   $     15
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

Samsung Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                      Nine months
                                                                           ended September 30,               ended September 30,
                                                                        -----------------------            ----------------------
                                                                           2005           2004               2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                          $    205        $   250            $    627      $    781
     Gross profit                                                       $     28        $    70            $    104      $    198
     Net income (loss)                                                  $   (232)       $   (10)           $   (222)     $     58
     Corning's equity in earnings (losses) of Samsung Corning           $   (115)       $    14            $   (108)     $     30
     Dividends received from Samsung Corning                                                               $     22      $     18
------------------------------------------------------------------------------------------------------------------------------------

11.  Goodwill and Other Intangibles Assets

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

12.  Customer Deposits

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

Customer deposits have been or will be received in the following periods (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Nine
                                                             months ended         Remainder       Estimated 2006
                                               2004       September 30, 2005       of 2005          and Beyond           Total
-----------------------------------------------------------------------------------------------------------------------------------
Customer deposits received                     $204              $389                $93               $295              $981
-----------------------------------------------------------------------------------------------------------------------------------

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

13.  Employee Retirement Plans

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

14.  Comprehensive Income (Loss)

Components  of  comprehensive   income  (loss),  on  an  after-tax  basis  where
applicable, follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                         Nine months
                                                                     ended September 30,                  ended September 30,
                                                                  -------------------------            -------------------------
                                                                     2005           2004                  2005           2004
                                                                  (Restated)     (Restated)            (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $    203       $ (2,546)              $   618       $  (2,381)
Other comprehensive income (loss):
   Change in unrealized gain (loss) on investments, net                               (12)                  (33)            (10)
   Reclassification adjustment relating to investments
     included in net income, net                                                                             19
   Change in unrealized gain on derivative
     instruments, net                                                   16             11                    54              14
   Reclassification adjustment relating to derivatives, net             (7)             2                   (22)              7
   Foreign currency translation adjustment, net (a)                    (42)             1                  (140)            (15)
   Change in minimum pension liability                                   1             (5)                    4              (3)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                 $    171       $ (2,549)              $   500       $  (2,388)
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

15.  Operating Segments

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

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                              Display       Telecom-       Environmental     Life      Unallocated    Consolidated
(in millions)                                Technologies    munications     Technologies    Sciences     and Other         Total
------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2005 (Restated)
Net sales                                      $   489        $    398        $    144        $    70      $     87      $  1,188
Research, development and engineering
  expenses (1)                                 $    32        $     27        $     29        $    15      $     15      $    118
Restructuring, impairment and other charges
  and (credits)                                               $     28                                                   $     28
Interest expense (2)                           $    12        $      6        $      5        $     1      $     (1)     $     23
(Provision) benefit for income taxes           $   (30)       $      2                        $     1      $     (1)     $    (28)
Income (loss) before minority interests and
  equity earnings (losses) (3)                 $   246        $    (37)       $     (5)       $    (7)     $    (69)     $    128
Minority interests (4)                                               1                                           (3)           (2)
Equity in earnings (losses) of associated
  companies, net of impairments (5)                117               6                                          (46)           77
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   363        $    (30)       $     (5)       $    (7)     $   (118)     $    203
------------------------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 2004 (Restated)
Net sales                                      $   295        $    412        $    136        $    75      $     88      $  1,006
Research, development and engineering
  expenses (1)                                 $    22        $     21        $     23        $     9      $     13      $     88
Restructuring, impairment and other charges
  and (credits)                                               $  1,802                                     $     (8)     $  1,794
Interest expense (2)                           $    15        $      9        $      7        $     1      $      2      $     34
(Provision) benefit for income taxes           $   (39)       $     (9)                       $    (1)     $   (991)     $ (1,040)
Income (loss) before minority interests and
  equity earnings (losses) (3)                 $    74        $ (1,785)                       $     2      $   (953)     $ (2,662)
Minority interests (4)                                                                                           (3)           (3)
Equity in earnings (losses) of associated
  companies, net of impairments (5)                 68             (35)                                          66            99
Income from discontinued operations                                                                              20            20
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   142        $ (1,820)       $      0        $     2      $   (870)     $ (2,546)
------------------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 2005 (Restated)
Net sales                                      $ 1,224        $  1,240        $    438        $   219      $    258      $  3,379
Research, development and engineering
  expenses (1)                                 $    84        $     71        $     84        $    38      $     43      $    320
Restructuring, impairment and other charges
  and (credits)                                               $     36                                     $     10      $     46
Interest expense (2)                           $    40        $     25        $     15        $     3      $      1      $     84
(Provision) benefit for income taxes           $   (94)       $      1        $      2        $     3      $     (3)     $    (91)
Income (loss) before minority interests
  and equity earnings (losses) (3)             $   482        $    (41)       $    (11)       $   (13)     $   (213)     $    204
Minority interests (4)                                               1                                           (9)           (8)
Equity in earnings of associated companies,
  net of impairments (5)                           285               6                                          131           422
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   767        $    (34)       $    (11)       $   (13)     $    (91)     $    618
------------------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 2004 (Restated)
Net sales                                      $   802        $  1,116        $    418        $   233      $    252      $  2,821
Research, development and engineering
  expenses (1)                                 $    57        $     69        $     64        $    27      $     40      $    257
Restructuring, impairment and other charges
  and (credits)                                               $  1,797                                     $     (3)     $  1,794
Interest expense (2)                           $    37        $     41        $     17        $     4      $      4      $    103
(Provision) benefit for income taxes           $   (97)       $     25        $     (5)       $    (6)     $   (967)     $ (1,050)
Income (loss) before minority interests
  and equity earnings (losses) (3)             $   191        $ (1,853)       $     10        $    12      $ (1,064)     $ (2,704)
Minority interests (4)                                               1                                          (15)          (14)
Equity in earnings (losses) of associated
  companies, net of impairments (5)                204             (32)                                         145           317
Income from discontinued operations                                                                              20            20
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   395        $ (1,884)       $     10        $    12      $   (914)     $ (2,381)
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(3) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(4) For the three and nine months ended September 30, 2005, minority interests include gains of $4 million for adjustments to prior years' restructuring and impairment reserves associated with CAV. For the three and nine months ended September 30, 2004, minority interests include gains of $4 million and $17 million, respectively, from the sale of CAV assets in excess of assumed salvage value.
(5) Equity in earnings (losses) of associated companies, net of impairments, includes the following:
     . For the three and nine months ended September 30, 2005, a charge of $106 million for Corning's share of Samsung Corning's impairment of certain manufacturing assets and other charges.
     . For the three and nine months ended September 30, 2004, an impairment charge of $35 million to write down certain Telecommunications equity method investments to fair value.

A  reconciliation  of reportable  segment net income (loss) to consolidated  net income (loss) follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three months                        Nine months
                                                                ended September 30,                ended September 30,
                                                            -------------------------          -------------------------
                                                               2005           2004                2005           2004
                                                            (Restated)     (Restated)          (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income of reportable segments                           $     321      $  (1,676)          $     709      $  (1,467)
Non-reportable operating segments net income (1)                 (119)             9                 (96)            10
Unallocated amounts:
    Non-segment loss and other (2)                                 (2)            (1)                 (1)            (4)
    Non-segment restructuring, impairment and
       other (charges) and credits (3)                                             1                 (25)             5
    Asbestos settlement                                           (73)            45                (204)           (29)
    Interest income                                                17              6                  40             16
    Loss on repurchases of debt                                                   (4)                (12)           (36)
    Provision for income taxes (4)                                 (3)          (989)                 (7)          (984)
    Equity in earnings of associated companies (5)                 62             43                 214             88
    Income from discontinued operations                                           20                                 20
                                                            ---------      ---------           ---------      ---------
Net (loss) income                                           $     203      $  (2,546)          $     618      $  (2,381)
------------------------------------------------------------------------------------------------------------------------------------

(1)  Non-reportable  operating  segments  net  income  includes  the  results of non-reportable operating segments. For the three and nine months ended September 30, 2005, we recorded a charge of $106 million for our share of Samsung Corning's impairment of certain manufacturing assets and other charges for severance and exit costs.
(2) Non-segment loss and other includes the results of non-segment operations and other corporate activities.
(3)  For the  three  and nine  months  ended  September  30,  2005,  non-segment restructuring, impairment and other (charges) and credits includes impairment charges for the other than temporary decline in the market value of Avanex shares. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)).
(4) Provision for income taxes includes taxes associated with non-segment restructuring, impairment and other (charges) and credits.
(5) Equity in earnings of associated companies includes amounts derived from Dow Corning.

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

16.  Subsequent Events

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

Profitability
For the three months ended September 30, 2005, we generated net income of $203 million or $0.13 per share compared to a net loss of $2,546 million or $1.82 per share for the same period in 2004. For the nine months ended September 30, 2005, we generated net income of $618 million or $0.41 per share compared to a net loss of $2,381 million or $1.73 per share for the nine months ended September 30, 2004.

We recorded non-recurring charges in the three and nine months ended September 30, 2005 and significant net charges for the same periods in 2004 which impact the comparability of both years. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)), Note 6 (Income Taxes), and Note 10 (Investments) to the consolidated financial statements for additional information.

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

The cumulative effect of these adjustments to Corning's balance sheet as of September 30, 2005, resulted in an increase in investments in affiliate companies of $30 million, an increase to other liabilities of $150 million, an increase to accumulated deficit of $122 million, and an increase to accumulated other comprehensive income of $2 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2004, resulted in an increase in investments in affiliate companies of $26 million, an increase to other liabilities of $141 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $8 million.

To correct these errors, the Company has restated its consolidated financial statements and, on May 9, 2006, filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. In addition, on May 9, 2006, the company filed amended reports on Form 10-Q/A for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, to restate the financial periods provided for those quarterly periods.

All information in this document reflects the impact of the restatement described in Note 2 (Restatement of Prior Period Financial Statements) to the consolidated financial statements

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                      Three months                                  Nine months
                                                   ended September 30,                          ended September 30,
                                                ------------------------                     ------------------------
                                                  2005            2004        % Change          2005          2004       % Change
                                               (Restated)      (Restated)     05 vs. 04      (Restated)    (Restated)    05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $  1,188      $   1,006          18%           $  3,379    $   2,821        20%

Gross margin                                    $    545      $     404          35%           $  1,457    $   1,050        39%
     (gross margin %)                                46%            40%                             43%          37%

Selling, general and administrative
  expenses                                      $    178      $     153          16%           $    553    $     479        15%
     (as a % of net sales)                           15%            15%                             16%          17%

Research, development and engineering
  expenses                                      $    118      $      88          34%           $    320    $     257        25%
     (as a % of net sales)                           10%             9%                              9%           9%

Restructuring, impairment and other
  charges                                       $     28      $   1,794        (98)%           $     46    $   1,794      (97)%
     (as a % of net sales)                            2%           178%                              1%          64%

Asbestos settlement                             $     73      $    (45)       (262)%           $    204    $      29       603%
     (as a % of net sales)                            6%           (4)%                              6%           1%

Income (loss) from continuing operations
  before income taxes                           $    156      $ (1,622)       (110)%           $    295    $ (1,654)     (118)%
     (as a % of net sales)                           13%         (161)%                              9%        (59)%

Provision for income taxes                      $    (28)     $ (1,040)        (97)%           $   (91)    $ (1,050)      (91)%
     (as a % of net sales)                          (2)%         (103)%                            (3)%        (37)%

Equity in earnings of associated companies,
  net of impairments                            $     77      $      99        (22)%           $    422    $     317        33%
     (as a % of net sales)                            6%            10%                             12%          11%

Income (loss) from continuing operations        $    203      $ (2,566)       (108)%           $    618    $ (2,401)     (126)%
     (as a % of net sales)                           17%         (255)%                             18%        (85)%
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

We  recorded  significant  net  charges  during the third  quarter of 2004 which impact the  comparability  of the three and nine months ended September 30, 2005 and 2004. A summary of the net charges and credits  recorded  during the periods follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                           Three months                          Nine months
                                                        ended September 30,                   ended September 30,
                                                      -----------------------             -------------------------
                                                        2005           2004                  2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Impairment of goodwill                                               $  1,420                             $   1,420
Impairment of assets other than goodwill
    Assets to be disposed of by
      sale or abandonment                                                 330             $       6             295
    Assets to be held and used                                             24                                    24
    Impairment of available-for-sale securities                                                  25
Accelerated depreciation                                                                                         39
Loss on sale of businesses                                                 14                                    14
Restructuring charges, net                           $      28              6                    15               2
                                                     ---------       --------             ---------       ---------
Total restructuring, impairment
   other charges                                     $      28       $  1,794             $      46       $   1,794
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

Provision for Income Taxes
Our provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                   Three months                Nine months
                                ended September 30,         ended September 30,
                             -----------------------     -----------------------
                                2005         2004           2005         2004
                             (Restated)   (Restated)     (Restated)   (Restated)
--------------------------------------------------------------------------------

Provision for income taxes   $  (28)       $(1,040)       $  (91)     $(1,050)
Effective tax rate              17.9%       (64.1)%         30.8%      (63.5)%
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

Equity in Earnings of Associated Companies, Net of Impairments
The following provides a summary of equity in earnings of associated companies, net of impairments (in millions):
--------------------------------------------------------------------------------
                                 Three months                 Nine months
                              ended September 30,          ended September 30,
                            ----------------------      ------------------------
                               2005         2004           2005       2004
                            (Restated)   (Restated)     (Restated) (Restated)
--------------------------------------------------------------------------------

Samsung Corning Precision    $   114      $   68          $  279     $   204
Dow Corning Corporation           58          40             203          81
Samsung Corning                 (115)         14            (108)         30
All other                         20         (23)             48           2
                             -------      -------         ------     -------
Total equity earnings        $    77      $   99          $  422     $   317
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

Refer to Note 10 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning's operating results.

Income (loss) from Continuing Operations
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three months                          Nine months
                                                                        ended September 30,                  ended September 30,
                                                                    ------------------------              ------------------------
                                                                       2005          2004                    2005          2004
                                                                    (Restated)    (Restated)              (Restated)    (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                             $   203      $ (2,566)               $    618      $  (2,401)
Basic earnings (loss) per common share                               $  0.14      $  (1.83)               $   0.43      $   (1.74)
Diluted earnings (loss) per common share                             $  0.13      $  (1.83)               $   0.41      $   (1.74)
Shares used in computing per share amounts
     Basic earnings (loss) per common share                            1,488         1,399                   1,444          1,380
     Diluted earnings (loss) per common share                          1,552         1,399                   1,523          1,380
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

Display Technologies
The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                   Nine months
                                                  ended September 30,                          ended September 30,
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

Environmental Technologies
The  following  table  provides  net sales and other data for the  Environmental
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                  Nine months
                                                  ended September 30,                          ended September 30,
                                                ----------------------      % Change          ---------------------     % Change
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

Life Sciences
The  following  table  provides  net sales and net  (loss)  income  for the Life
Sciences segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                Nine months
                                                  ended September 30,                         ended September 30,
                                                 ---------------------       % Change        --------------------      % Change
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

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                     As of September 30,     As of December 31,
                                     -------------------     ------------------
                                            2005                   2004
                                         (Restated)             (Restated)
--------------------------------------------------------------------------------

Working capital                           $  1,518              $      804
Working capital, excluding cash
  and short-term investments              $  (900)              $  (1,077)
Current ratio                                1.6:1                   1.3:1
Trade accounts receivable, net
  of allowances                           $    631              $      585
Days sales outstanding                          48                      52
Inventories                               $    559              $      535
Inventory turns                                4.7                     4.9
Days payable outstanding                        77                      67
Long-term debt                            $  1,804              $    2,214
Total debt to total capital                    29%                     42%
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

Contractual Obligations
Other than the early debt repayments described in Note 5 (Debt) to the consolidated financial statements, and mandatory conversion of our 7.00% Series C Mandatory Convertible Preferred Stock into Common Stock on August 16, 2005, described in Note 7, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2004 Annual Report on Form 10-K under the caption "Contractual Obligations."

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

     . our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and cable and hardware and equipment, and environmental substrate products that can command competitive prices in the marketplace;
     . our ability to maintain or achieve a favorable sales mix of large generation sizes of liquid crystal display glass;
     .    our ability to anticipate technological and market trends;
     . our ability to develop new products in response to favorable government regulations and laws, particularly environmental substrate diesel filter products in the Environmental Technologies segment;
     .    continued strong demand for notebook computers;
     . the rate of substitution by end-users purchasing LCD monitors to replace cathode ray tube monitors;
     . the rate of growth in purchases of LCD televisions to replace other technologies;
     .    the rate of growth  of the  fiber-to-the-premises  build-out  in North
          America.

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

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against PCC and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement, but certain cases may still be litigated and the final approval of the tentative settlement is subject to a number of uncertainties. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $804 million have been incurred through September 30, 2005; however, additional charges are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

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

We face risks through our equity method investments in companies that we do not control

     Corning's net income includes significant equity in earnings of associated companies. For the nine months ended September 30, 2005, we have recognized $422 million of equity earnings, of which $482 million came from our two largest investments; Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision Glass Co., Ltd. (which makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and, as such, is subject to those geographic risks referred to above. With 50% or lower ownership, we do not control such equity companies nor their management and operations. Performance of our equity investments may not continue at the same levels in the future. In the third quarter of 2005, we recognized charges associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded significant fixed asset impairment charges. As the conventional television market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning Co., Ltd. may incur additional restructuring or impairment charges or net operating losses in the future.

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

The evaluation has been completed, and management, under the direction of its principal executive and principal financial officers, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based upon this re-evaluation and as a result of the material weaknesses discussed below, the Company's principal executive and principal financial officers, have concluded that its disclosure controls and procedures were not effective as of September 30, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute material weaknesses in internal control over financial reporting at September 30, 2005:

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

     (ii) The Company did not maintain effective controls over the completeness and accuracy of its equity investments. Specifically, the Company did not maintain effective controls to ensure that earnings of its equity investments were accurately and completely recorded. This control deficiency resulted in the restatement of the Company's annual consolidated financial statements for the years ended December 31,
          2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the three quarterly periods in the years ended December 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of our investments and equity in earnings of affiliated companies that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

(c) Changes in internal control over financial reporting

No changes in the Company's internal control over financial reporting occurred during the quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corning recorded an initial charge of $392 million in the period ending March 31, 2003 to reflect the settlement terms. However, the asbestos liability requires adjustment to fair value based upon movements in Corning's common stock price prior to the contribution of the shares to the trust and changes in the estimated fair value of the other components of the settlement offer. Beginning with the first quarter of 2003 and through September 30, 2005, Corning recorded total net charges of $804 million to reflect the initial settlement, the movement in Corning's common stock price since March 31, 2003, and changes in the estimated fair value of the other components of the settlement offer.

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

    31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

    31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

     32             Certification Pursuant to 18 U.S.C. Section 1350

                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                            Nine months ended
                                                           September 30, 2005
                                                               (Restated)
                                                           ------------------

Income before income taxes                                     $    295
Adjustments:
    Distributed income of equity investees                          216
    Fixed charges net of capitalized interest                       104
                                                               --------

Income before taxes and fixed charges, as adjusted             $    615
                                                               ========

Fixed charges:
   Interest expense (a)                                        $     84
   Portion of rent expense which represents an
     appropriate interest factor (b)                                 20
   Capitalized interest                                              21
                                                               --------

Total fixed charges                                                 125
Capitalized interest                                                (21)
                                                               --------

Total fixed charges, net of capitalized interest               $    104
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


/s/   James B. Flaws
      -----------------------------------------
      James B. Flaws
      Vice Chairman and Chief Financial Officer
      (Principal Financial Officer)

                                                                      EXHIBIT 32

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


We, Wendell P. Weeks, President and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the amendment to Quarterly Report of Corning Incorporated on Form 10-Q/A for the three-month period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) that information contained in such Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of Corning Incorporated.


Date: May 9, 2006



/s/   Wendell P. Weeks
      -----------------------------------------
      Wendell P. Weeks
      President and Chief Executive Officer


/s/   James B. Flaws
      -----------------------------------------
      James B. Flaws
      Vice Chairman and Chief Financial Officer