Form 10-K/A
period 2005-12-31
CORNING INC /NY
filed 2006-05-09
CIK 24741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____ to _____

        Commission file number:  1-3247

                              CORNING INCORPORATED
             (Exact name of registrant as specified in its charter)

               NEW YORK                                 16-0393470
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

   ONE RIVERFRONT PLAZA, CORNING, NY                      14831
(Address of principal executive offices)                (Zip Code)

                                  607-974-9000
              (Registrant's telephone number, including area code)

                                     [None]
   (Former name, former address and former fiscal year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Stock, $0.50 par value                  New York Stock Exchange
         per share                               SWX Swiss Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                  Yes X   No ____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A. X
                  ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]    Accelerated filer [ ]   Non-accelerated filer [ ]

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

                                Explanatory Note

On April 25, 2006, Corning Incorporated (Corning) filed a Current Report on Form 8-K with the Securities and Exchange Commission in which it announced that it was restating its previously issued consolidated financial statements to correct errors in its accounting for Corning's asbestos settlement liability and the accounting for its investment in Pittsburgh Corning Europe from March 31, 2003, through December 31, 2005. Corning also changed the classification of accretion on a portion of the asbestos settlement liability from interest expense to asbestos settlement expense in its statement of operations for the same time period. Corning is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2005 (the Original Filing), which was originally filed on February 24, 2006.

As more fully described in Note 2 (Restatement of Previously Issued Financial Statements) to the consolidated financial statements in this Form 10-K/A, the cumulative effect of these adjustments to Corning's December 31, 2005, balance sheet was to increase its investments in affiliate companies by $32 million, increase other accrued liabilities by $154 million, increase accumulated deficit by $123 million, and increase accumulated other comprehensive income by $1 million.

The restatement adjustments had the following impact on Corning's reported net income and earnings per share as follows (in millions, except per share amounts):

                                              Year ended December 31,
                                       --------------------------------------
                                         2005           2004           2003
                                         ----           ----           ----
As reported:
Net income (loss)                      $   585       $  (2,165)     $   (223)
Basic earnings (loss) per share        $  0.40       $   (1.56)     $  (0.18)
Diluted earnings (loss) per share      $  0.38       $   (1.56)     $  (0.18)

As restated:
Net income (loss)                      $   585       $  (2,231)     $   (280)
Basic earnings (loss) per share        $  0.40       $   (1.61)     $  (0.22)
Diluted earnings (loss) per share      $  0.38       $   (1.61)     $  (0.22)

Increase in net loss                                 $     (66)     $    (57)
Increase in basic loss per share                     $   (0.05)     $  (0.04)
Increase in diluted loss per share                   $   (0.05)     $  (0.04)

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

Refer to Note 2 (Restatement of Previously  Issued Financial  Statements) to the
consolidated   financial   statements   in  this  Form  10-K/A  for   additional
information.

In connection with the restatement, Corning concluded that certain material weaknesses existed in its internal control over financial reporting. See Part II
- Item 9A "Controls and Procedures."

This Form 10-K/A amends and restates only certain information in Items 1 and 3 of Part I, Items 6, 7, and 9A of Part II, and Item 15 of Part IV of the Original Filing. In addition, Item 15 of Part IV of the Original Filing has been amended to include an updated consent of our independent registered public accounting firm and certifications executed as of the date of this Form 10-K/A from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and an updated Computation of Ratio of Earnings to Fixed Charges. Our Computation of Ratio of Earnings to Fixed Charges, consent of our independent registered public accounting firm, and the certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 12, 23, 31.1, 31.2, and 32.

Except for the amended and restated information, this Form 10-K/A includes all of the information contained in the Original Filing, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results, or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

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

Additional explanation regarding Corning and our four segments is presented in Management's Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 19 (Operating Segments) to the Consolidated Financial Statements.

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

Additional information about corporate investments is presented in Note 8 (Investments) to the consolidated financial statements.

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

Document Availability

A copy of Corning's 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations category of the Corning home page on the Internet at www.corning.com.

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

     . our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and cable and hardware and equipment, and environmental substrate products that can command competitive prices in the marketplace;
     . our ability to achieve a favorable sales mix of large generation sizes of liquid crystal display glass;
     . our ability to develop new products in response to government regulations and laws, particularly diesel filter products in the Environmental Technologies segment;
     .    continued strong demand for notebook computers and LCD monitors;
     . the rate of growth in purchases of LCD televisions to replace other technologies; and
     .    the rate of growth  of the  fiber-to-the-premises  build-out  in North
          America.

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

We face risks related to our international operations and sales

     We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in Taiwan and the Asia-Pacific region, including equity investments in companies operating in South Korea that make glass substrates for the LCD market. All of our Display segment customers are located in the Asia-Pacific region. As a result of these and other international operations, we face a number of risks, including:

          .    geographical concentration of our factories and operations;
          .    major health concerns;
          .    difficulty of managing global operations;
          .    difficulty in protecting intellectual property;
          .    tariffs,  duties and other trade barriers including  anti-dumping duties;
          .    undeveloped legal systems;
          .    political and economic instability in foreign markets, and
          .    foreign currency risk.

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

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement through a PCC Plan of Reorganization, but certain cases may still be litigated. The final approval of the tentative settlement is subject to a number of uncertainties. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $818 million have been incurred through December 31, 2005; however, additional charges are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

We face risks through our equity method investments in companies that we do not control

     Corning's net income includes significant equity in earnings of associated companies. For the year ended December 31, 2005, we recognized $611 million of equity earnings, of which $661 million came from our two largest investments:
Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision Glass Co., Ltd. (which makes liquid crystal display glass). Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) is located in the Asia-Pacific region and is subject to political geographic risks mentioned above. Our equity investments may not continue to perform at the same levels as in recent years. In the third quarter of 2005, we recognized equity losses associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded significant fixed asset and other impairment charges. As the conventional television market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning Co., Ltd. may incur additional restructuring or impairment charges or net operating losses in the future.

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

The Company has material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the financial statements.

     Management has identified material weaknesses in our internal control over financial reporting that resulted in the restatement of the Company's annual consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 and the quarterly consolidated financial statements for the three quarterly periods in the years ended December 31, 2005 and 2004. See "Item 9A. Controls and Procedures."

     The material weaknesses in the Company's internal control over financial reporting during the periods related to ineffective controls over 1) the valuation of its asbestos settlement charges and the valuation and reconciliation of the related liability related to the 2003 Pittsburgh Corning Corporation Asbestos Litigation Bankruptcy Settlement, and 2) the completeness and accuracy of its equity investments.

     Additionally, these control deficiencies could result in a misstatement of our investments and equity in earnings of associated companies that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

     We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional significant deficiencies or material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the Company's financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company's internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of financial statements.

Other

Additional information in response to Item 1 is found in Note 19 (Operating Segments) to the consolidated financial statements and selected financial data.

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

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 22 million square feet. Distribution of this total area follows:
-------------------------------------------------------------------------------
(million square feet)              Total              Domestic          Foreign
-------------------------------------------------------------------------------

Manufacturing                       17                    9               8
Sales and administrative             4                    2               2
Research and development             1                    1
-------------------------------------------------------------------------------

Total                               22                   12              10
-------------------------------------------------------------------------------

Total assets and capital expenditures by operating segment are included in Note 19 (Operating Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 14 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements.

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

Corning recorded an initial charge of $392 million in the period ending March 31, 2003 to reflect the settlement terms. However, the asbestos liability requires adjustment to fair value based upon movements in Corning's common stock price prior to the contribution of the shares to the trust and changes in the estimated fair value of the other components of the settlement offer. Beginning with the first quarter of 2003 and through December 31, 2005, Corning recorded total net charges of $818 million to reflect the initial settlement, the movement in Corning's common stock price since March 31, 2003, and changes in the estimated fair value of the other components of the settlement offer.

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

The following table sets forth the high and low sales price of Corning's common stock as reported on the Composite Tape.
-------------------------------------------------------------------------------
                                First        Second        Third       Fourth
                               Quarter       Quarter      Quarter      Quarter
-------------------------------------------------------------------------------
2005
-------------------------------------------------------------------------------
Price range
   High                       $  12.40     $  17.08     $  21.95      $ 21.62
   Low                        $  10.61     $  10.97     $  16.03      $ 16.61
-------------------------------------------------------------------------------
2004
-------------------------------------------------------------------------------
Price range
   High                       $  13.89     $  13.19     $  13.03      $ 12.96
   Low                        $  10.00     $  10.08     $   9.29      $ 10.16
-------------------------------------------------------------------------------

     As of December 31, 2005, there were approximately 26,900 record holders of common stock and approximately 630,000 beneficial shareholders.

     Corning discontinued the payment of dividends on our common stock in 2001.

     The section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement for our 2006 annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K/A.

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

Item 6.  Selected Financial Data (Unaudited)
--------------------------------------------

(In millions, except per share amounts and number of employees)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Years ended December 31,
                                                       -----------------------------------------------------------------------------
                                                           2005           2004            2003
                                                        (Restated)     (Restated)      (Restated)        2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Results of Operations

Net sales                                               $   4,579       $   3,854      $   3,090       $  3,164       $   6,047
Research, development and engineering expenses          $     443       $     355      $     344       $    483       $     622
Equity in earnings of associated companies, net of
  impairments                                           $     611       $     454      $     216       $    116       $     148
Income (loss) from continuing operations                $     585       $  (2,251)     $    (280)      $ (1,780)      $  (5,532)
Income from discontinued operations                                            20                           478              34
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) (1)                                   $     585       $  (2,231)     $    (280)      $ (1,302)      $  (5,498)
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share from (1):
    Continuing operations                               $    0.40       $  (1.62)      $   (0.22)      $  (1.85)      $   (5.93)
    Discontinued operations                                                 0.01                           0.46            0.04
------------------------------------------------------------------------------------------------------------------------------------
    Basic earnings (loss) per common share              $    0.40       $  (1.61)      $   (0.22)      $  (1.39)      $   (5.89)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share from (1):
    Continuing operations                               $    0.38       $  (1.62)      $   (0.22)      $  (1.85)      $   (5.93)
    Discontinued operations                                                 0.01                           0.46            0.04
------------------------------------------------------------------------------------------------------------------------------------
    Diluted earnings (loss) per common share            $    0.38       $  (1.61)      $   (0.22)      $  (1.39)      $   (5.89)
------------------------------------------------------------------------------------------------------------------------------------
Common dividends declared                                                                                             $    0.12
Shares used in computing per share amounts:
    Basic earnings (loss) per common share                  1,464           1,386          1,274          1,030             933
    Diluted earnings (loss) per common share                1,535           1,386          1,274          1,030             933
------------------------------------------------------------------------------------------------------------------------------------

Financial Position

Working capital                                         $   1,490       $     804      $   1,077       $  2,145       $   2,113
Total assets                                            $  11,207       $   9,736      $  10,816       $ 11,406       $  12,793
Long-term debt                                          $   1,789       $   2,214      $   2,668       $  3,963       $   4,463
Shareholders' equity                                    $   5,487       $   3,701      $   5,411       $  4,691       $   5,414
------------------------------------------------------------------------------------------------------------------------------------

Selected Data

Capital expenditures                                    $   1,553       $     857      $     366       $    357       $   1,741
Depreciation and amortization                           $     512       $     523      $     517       $    661       $   1,060
Number of employees (2)                                    26,000          24,700         20,600         23,200          30,300
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

Profitability

For the year ended December 31, 2005, we generated net income of $585 million or $0.38 per share compared to a net loss of $2,231 million or $1.61 per share for 2004.

We recorded restructuring, impairment, and other charges and credits in 2005 and 2004 which affect the comparability of those years. Refer to Note 4 (Restructuring, Impairment and Other Charges and (Credits)), Note 7 (Income Taxes), and Note 8 (Investments) to the consolidated financial statements for additional information.

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

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2005, resulted in an increase in investments in affiliate companies of $32 million, an increase to other accrued liabilities of $154 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $1 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2004, resulted in an increase in investments in affiliate companies of $26 million, an increase to other accrued liabilities of $141 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $8 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2003, resulted in an increase in investments in affiliate companies of $11 million, an increase in deferred income taxes of $53 million, an increase to other accrued liabilities of $117 million, an increase to accumulated deficit of $57 million, and an increase to accumulated other comprehensive income of $4 million.

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

All information in this document reflects the impact of the restatement described in Note 2 (Restatement of Prior Period Financial Statements) to the consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   % Change
                                                                   2005           2004         2003         ------------------------
                                                                (Restated)     (Restated)   (Restated)      05 vs. 04     04 vs. 03
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $  4,579        $ 3,854      $ 3,090             19           25

Gross margin                                                    $  1,984        $ 1,415      $   849             40           67
  (gross margin %)                                                    43%            37%          27%

Selling, general and administrative expenses                    $    756        $   653      $   599             16            9
  (as a % of revenues)                                                17%            17%          19%

Research, development and engineering expenses                  $    443        $   355      $   344             25            3
  (as a % of revenues)                                                10%             9%          11%

Restructuring, impairment and other charges and (credits)       $    (38)       $ 1,789      $   111           (102)       1,512
  (as a % of revenues)                                                (1)%           46%           4%

Asbestos settlement                                             $    218        $    65      $   535            235          (88)
  (as a % of revenues)                                                 5%             2%          17%

Income (loss) from continuing operations before income taxes    $    559        $(1,604)     $  (876)          (135)          83
  (as a % of revenues)                                                12%           (42)%        (28)%

(Provision) benefit for income taxes                            $   (578)       $(1,084)     $   307            (47)        (453)
  (as a % of revenues)                                               (13)%          (28)%         10%

Equity in earnings of associated companies, net of impairments  $    611        $   454      $   216             35          110
  (as a % of revenues)                                                13%            12%           7%

Income (loss) from continuing operations                        $    585        $(2,251)     $  (280)          (126)         704
  (as a % of revenues)                                                13%           (58)%         (9)%
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

Restructuring, Impairment and Other Charges and (Credits)

Corning recorded significant net charges in 2004 which affect the comparability of our results for 2005, 2004, and 2003. A summary of the net charges and credits for all years presented is provided in the following table (in millions):

----------------------------------------------------------------------------------------------------------------
                                                                        For the years ended December 31,
                                                                ----------------------------------------------
                                                                   2005               2004              2003
----------------------------------------------------------------------------------------------------------------
Impairment of goodwill                                                              $  1,420
Impairment of long-lived assets other than goodwill
     Assets to be disposed of by sale or abandonment            $      6                 302           $    41
     Assets to be held and used                                                           24
Reversal of currency translation adjustment                          (84)
Accelerated depreciation                                                                  37                12
Loss on sale of businesses                                                                12                13
Impairment of available-for-sale securities                           25                                     4
Restructuring charges and (credits)                                   15                  (6)               41
                                                                --------            --------           -------
Total restructuring, impairment other charges and (credits)     $    (38)           $  1,789           $   111
----------------------------------------------------------------------------------------------------------------

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

Legal Settlement - Asbestos

On March 28, 2003, we announced that we had reached agreement with the representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the Pittsburgh Corning Corporation (PCC) plan of reorganization (the PCC Plan). This settlement remains subject to a number of contingencies, including approval by the Bankruptcy Court. If the PCC Plan is approved and becomes effective, our settlement will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), and contribute 25 million shares of Corning common stock. The common stock and other components of the settlement will be marked-to-market each quarter until the PCC Plan is approved, thus resulting in adjustments to income and the settlement liability as appropriate. Corning will also make cash payments of $152 million (net present value as of December 31, 2005) in six installments beginning one year after the plan is effective. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement. Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

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

The following summarizes the charges we have recorded for the asbestos settlement (in millions):
--------------------------------------------------------------------------------
                                               For the years ended December 31,
                                             -----------------------------------
                                                2005         2004        2003
                                             (Restated)   (Restated)  (Restated)
--------------------------------------------------------------------------------

Initial settlement charge                                              $  392
Fair market value adjustment
  for other components                        $    21       $  32          28
Mark-to-market common stock                       197          33         115
                                              -------       -----      ------
Asbestos settlement                           $   218       $  65      $  535
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

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes and the related effective income tax (benefit) rates were as follows (in millions):
--------------------------------------------------------------------------------
                                             For the years ended December 31,
                                          --------------------------------------
                                             2005          2004         2003
                                          (Restated)    (Restated)    (Restated)
--------------------------------------------------------------------------------
Provision (benefit) for income taxes       $   578        $ 1,084      $(307)
Effective income tax (benefit) rate          103.4%          67.6%       (35)%
--------------------------------------------------------------------------------

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

In 2004, significant events occurred which required us to increase our valuation allowances against certain U.S. and German deferred tax assets. Refer to Note 4 (Restructuring, Impairment and Other Charges and (Credits)) for additional information on these events and the related charges. Accordingly, we increased our valuation allowance by $1.2 billion in the third quarter of 2004 to reduce our net deferred tax assets to approximately $530 million. At that time, we believed that it was more likely than not that we could realize the remaining net deferred tax assets through a tax planning strategy involving the sale of our investment in Dow Corning Corporation (DCC), a non-strategic appreciated asset, if we were faced with expiring net operating loss carryforwards.

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

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations. Refer to Note 7
(Income Taxes) to the consolidated financial statements for additional information.

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

Equity in Earnings of Associated Companies, Net of Impairments

The following provides a summary of equity earnings of associated companies, net of impairments (in millions):
--------------------------------------------------------------------------------
                                 2005               2004             2003
                              (Restated)        (Restated)        (Restated)
--------------------------------------------------------------------------------

Samsung Corning Precision      $     408        $     277         $     144
Dow Corning                          253              116                82
Samsung Corning                     (112)              32               (39)
All other                             62               29                29
                               ---------        ---------         ---------
Total equity earnings          $     611        $     454         $     216
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

Income (Loss) From Continuing Operations

As a result of the above, the income (loss) from continuing operations and per share data was as follows (in millions, except per share amounts):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  For the years ended December 31,
                                                                           --------------------------------------------
                                                                              2005              2004            2003
                                                                           (Restated)        (Restated)       Restated)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                   $     585         $(2,251)         $  (280)
Basic earnings (loss) per common share from continuing operations          $    0.40         $ (1.62)         $ (0.22)
Diluted earnings (loss) per common share from continuing operations        $    0.38         $ (1.62)         $ (0.22)
Shares used in computing basic per share amounts                               1,464           1,386            1,274
Shares used in computing diluted per share amounts                             1,535           1,386            1,274
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

The following discussion reflects segment information as reported for 2005 and has not been restated to reflect the changes to segment performance measurement made effective January 1, 2006. Refer to Note 20 (Subsequent Events) for additional information on the change in segment profit or loss measurement.

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

In the event the customers do not make all customer deposit installment payments or elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of the customer deposits. Refer to Note 1 (Summary of Significant Accounting Policies) and Note 11 (Other Liabilities) to the consolidated financial statements for further information.

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

Unallocated and Other

The following table provides net sales and other data (dollars in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                 2005              2004             2003              ----------------------
                                              (Restated)        (Restated)       (Restated)           05 vs. 04    04 vs. 03
------------------------------------------------------------------------------------------------------------------------------------
Conventional video components                                   $       3         $     65              (100)         (95)
Other businesses                               $    352               347              247                 1           40
                                               --------         ---------         --------
     Total net sales                           $    352         $     350         $    312                 1           12
                                               ========         =========         ========

Net (loss) income                              $   (495)        $    (900)        $   (369)              (45)         144
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

Refer to Note 12 (Debt) to the consolidated financial statements for further information.

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

Customer deposits have been or will be received in the following periods (in millions):
--------------------------------------------------------------------------------
                                                     Estimated 2006
                               2004       2005         and Beyond         Total
--------------------------------------------------------------------------------

Customer deposits received     $204       $457            $278            $939
--------------------------------------------------------------------------------

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

Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                                           As of December 31,
                                                       -------------------------
                                                         2005           2004
                                                       (Restated)     (Restated)
--------------------------------------------------------------------------------

Working capital                                        $  1,490       $    804
Working capital, excluding cash, cash equivalents,
  and short-term investments                           $   (944)      $ (1,077)
Current ratio                                             1.6:1          1.3:1
Trade accounts receivable, net of allowances           $    629       $    585
Days sales outstanding                                       49             52
Inventories                                            $    570       $    535
Inventory turns                                             4.7            4.9
Days payable outstanding                                     89             67
Long-term debt                                         $  1,789       $  2,214
Total debt to total capital                                 25%            42%
--------------------------------------------------------------------------------

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

Refer to Note 14 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information.

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

We have provided financial guarantees and contingent liabilities in the form of stand-by letters of credit and performance bonds, some of which do not have fixed or scheduled expiration dates. We have agreed to provide a credit facility related to Dow Corning as noted above and discussed in Note 8 (Investments) and
Note 14 (Commitments, Contingencies, and Guarantees) to the consolidated financial statements. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. We believe the significant majority of these guarantees and contingent liabilities will expire without being funded.

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

Refer to Note 13 (Employee Retirement Plans) to the consolidated financial statements for additional information.

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

Valuation allowances for deferred income taxes

SFAS 109, "Accounting for Income Taxes" requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. Inherent in this estimation process, especially since we are in a net gross deferred tax asset position, in part due to prior year net operating losses, is the requirement for us to estimate future book taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results and the prudence and feasibility of possible tax planning strategies. As more fully discussed in Note 7 (Income Taxes), Corning determined that a tax planning strategy considered previously to be prudent was no longer prudent. As such, a $525 million adjustment was recorded in 2005 to increase the valuation allowance to fully reserve our U.S. deferred tax assets.

If we sustain an appropriate level of profitability, primarily in the U.S. and Germany, or if we are able to develop tax planning strategies, adjustments to these allowances will be required and may affect future net income.

Probability of litigation outcomes

SFAS  No.  5,  "Accounting  for  Contingencies,"  (SFAS 5)  requires  us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law. See Legal Proceedings for a detailed discussion of the key litigation matters we face. The most significant matter involving judgment is the PCC asbestos liability. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending ourselves against asbestos claims, our assessment of the strength of our corporate veil defenses, our continuing dialogue with our insurance carriers and the claimants' representatives, and other factors. We have reached a tentative settlement on PCC as disclosed in Legal Proceedings and Note 8 (Investments) to the Consolidated Financial Statements. The settlement is subject to a number of contingencies, including approval by the bankruptcy court and resolution of any appeals.

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

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

----------------------------------------------------------------------------------------------------------------------
                                                                                                     Effect on
                                                               Effect on 2006                     December 31, 2005
        Change in Assumption                               Pre-Tax Pension Expense                       PBO
----------------------------------------------------------------------------------------------------------------------
25 basis point decrease in discount rate                        +$4.0 million                      +$63 million
25 basis point increase in discount rate                      -$(4.0) million                      -$62 million
25 basis point decrease in expected return on assets            +$4.8 million
25 basis point increase in expected return on assets          -$(4.8) million
----------------------------------------------------------------------------------------------------------------------

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

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning's U.S. OPEB plans:

----------------------------------------------------------------------------------------------------------------------
                                                               Effect on 2006                        Effect on
                                                                Pre-Tax OPEB                      December 31, 2005
        Change in Assumption                                       Expense                              APBO
----------------------------------------------------------------------------------------------------------------------
25 basis point decrease in discount rate                        +$1 million                        +$24 million
25 basis point increase in discount rate                        -$1 million                        -$24 million
----------------------------------------------------------------------------------------------------------------------

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

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K/A, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 10-Q, Forms 8-K, and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

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

Equity in earnings of associated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of associated companies, net of impairments was $611 million in 2005 and $454 million in 2004 with foreign-based affiliates comprising over 43% of this amount. Equity earnings from Samsung Corning and Samsung Corning Precision totaled $296 million for 2005 and $309 million for 2004. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

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

See Item 15 (a) 1.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 9A.  Controls and Procedures
---------------------------------

(a)  Restatement

As discussed in Note 2 to the consolidated financial statements contained in this Amendment, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2005, to restate the Company's annual consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 and its quarterly consolidated financial statements for each of the quarters in the years ended December 31, 2005 and 2004. The determination to restate these consolidated financial statements was made as a result of management's identification of errors related to the accounting treatment of certain items related to the 2003 Pittsburgh Corning Corporation Asbestos Litigation Bankruptcy Settlement ("the Settlement"). Specifically, between March 31, 2003, and December 31, 2005, the following errors occurred:

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

(b)  Evaluation of disclosure controls and procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures for Corning. Management is also responsible for the assessment of the effectiveness of disclosure controls and procedures.

Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Corning's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning's management, including Corning's principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As a result of the restatement discussed above, management of the Company, under the supervision and with the participation of the Company's principal executive and financial officers, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of December 31, 2005. Based upon this re-evaluation and as a result of the material weaknesses discussed below under "Management's Report on Internal Control Over Financial Reporting (Restated)," the Company's principal executive and principal financial officers, have concluded that its disclosure controls and procedures were not effective as of December 31, 2005.

(c)  Management's Report on Internal Control Over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Corning as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management is also responsible for the assessment of the effectiveness of internal control over financial reporting.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute material weaknesses in internal control over financial reporting at December 31, 2005:

     (i) The Company did not maintain effective controls over the valuation of its asbestos settlement charges and the valuation and reconciliation of the related liability pertaining to the 2003 Pittsburgh Corning Corporation (PCC) Asbestos Litigation Bankruptcy Settlement. Specifically, the Company did not maintain effective controls to ensure that certain components of the liability, which may be settled by contributing the Company's equity interest in Pittsburgh Corning Europe, N.V. and assignment of rights to insurance proceeds, were appropriately recorded at fair value rather than book value as required by generally accepted accounting principles. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the three quarterly periods in the years ended December 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of our asbestos settlement charges and related liability that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

     (ii) The Company did not maintain effective controls over the completeness and accuracy of its equity investments. Specifically, the Company did not maintain effective controls to ensure that earnings of its equity investments were accurately and completely recorded. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the three quarterly periods in the years ended December 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of our investments and equity in earnings of associated companies that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In making our assessment of the effectiveness of internal control over financial reporting, we used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework."

In the Company's original filing of its 2005 Annual Report on Form 10-K, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, in connection with the restatement discussed in Note 2 to the consolidated financial statements, management, under the supervision and with the participation of the Company's principal executive and financial officers, has subsequently concluded that the material weaknesses in internal control over financial reporting described above existed as of December 31, 2005. As a result of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based upon the criteria set forth in "Internal Control - Integrated Framework" issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)  Changes in internal control over financial reporting

No changes in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(e)  Plan for  Remediation  of Material  Weaknesses

Regarding the material weaknesses described above, the Company is in the process of taking steps to ensure that the material weaknesses are remediated by implementing enhanced control procedures within the Accrued Litigation and Investments in Affiliates areas and anticipates the control deficiencies in these areas can be remediated on or before September 30, 2006.

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

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors of the Registrant
---------------------------

The section entitled "Nominees for Election as Directors" in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K/A.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

Corning has an Audit Committee and has identified at least one member of the Audit Committee as the Audit Committee Financial Expert. See sections entitled "Matters Relating to Directors - Board Committees" and "Corporate Governance Matters" in our definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 27, 2006, which are incorporated by reference in this Annual Report on Form 10-K/A.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K/A.

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

Item 11.  Executive Compensation
--------------------------------

The sections entitled "Executive Compensation," "Option SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" and "Pension Plan" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2006, are incorporated by reference in this Annual Report on Form 10-K/A.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The sections entitled "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information," in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2006, are incorporated by reference in this Annual Report on Form 10-K/A.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The section entitled "Other Matters - Certain Business Relationships" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K/A.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

The section entitled "Independent Registered Public Accounting Firm" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K/A.

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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------
(a) Documents filed as part of this report:
                                                                            Page
                                                                            ----
    1.  Financial statements.................................................55

    2.  Financial Statement Schedule:
          (i) Valuation Accounts and Reserves...............................107
          See separate index to financial statements and financial statement schedules


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

    24         Powers of Attorney.

    31.1 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statement Schedules
    1. Quarterly Operating Results...........................................108
    2. Financial Statements of Dow Corning Corporation for the years ended December 31, 2005, 2004 and 2003................................109
    3. Financial Statements of Samsung Corning Precision Glass Co., Ltd.
       for the years ended December 31, 2005, 2004 and 2003..................146

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated
By               /s/ Wendell P. Weeks              President and Chief Executive Officer                              May 9, 2006
       ----------------------------------------    and Director
                  (Wendell P. Weeks)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                   Capacity                                                              Date

                      *
-----------------------------------------------    Chairman of the Board of Directors                              February 24, 2006
             (James R. Houghton)


                      *
-----------------------------------------------    Vice Chairman and Chief Financial Officer                       February 24, 2006
              (James B. Flaws)


                      *
-----------------------------------------------    Senior Vice President, Finance                                  February 24, 2006
            (Katherine A. Asbeck)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
             (John Seely Brown)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
              (James B. Flaws)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
                (Gordon Gund)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
             (John M. Hennessy)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
             (Jeremy R. Knowles)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
             (James J. O'Connor)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
             (Deborah D. Rieman)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
              (H. Onno Ruding)








                      *
-----------------------------------------------    Director                                                        February 24, 2006
           (William D. Smithburg)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
            (Hansel E. Tookes II)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
            (Peter F. Volanakis)


                      *
-----------------------------------------------    Director                                                        February 24, 2006
             (Padmasree Warrior)




*By              /s/ William D. Eggers
       ----------------------------------------
         (William D. Eggers, Attorney-in-fact)


                              Corning Incorporated
                               2005 Annual Report
         Index to Financial Statements and Financial Statement Schedules


                                                                            Page

Report of Independent Registered Public Accounting Firm......................53
Consolidated Statements of Operations........................................55
Consolidated Balance Sheets..................................................56
Consolidated Statements of Cash Flows........................................57
Consolidated Statements of Changes in Shareholders' Equity...................58
Notes to Consolidated Financial Statements
         1        Summary of Significant Accounting Policies.................59
         2.       Restatement of Previously Issued Financial Statements......65
         3.       Discontinued Operation.....................................68
         4.       Restructuring, Impairment and Other Charges and (Credits)..69
         5.       Short-Term Investments.....................................71
         6.       Inventories................................................72
         7.       Income Taxes...............................................72
         8.       Investments................................................75
         9.       Property, Net of Accumulated Depreciation..................81
         10.      Goodwill and Other Intangible Assets.......................81
         11.      Other Liabilities..........................................83
         12.      Debt.......................................................84
         13.      Employee Retirement Plans..................................86
         14.      Commitments, Contingencies, and Guarantees.................91
         15.      Hedging Activities.........................................92
         16.      Shareholders' Equity.......................................94
         17.      Earnings (Loss) Per Common Share...........................96
         18.      Stock Compensation Plans...................................97
         19.      Operating Segments.........................................99
         20.      Subsequent Events.........................................104


Financial Statement Schedule
         II.      Valuation Accounts and Reserves...........................107

Quarterly Operating Results.................................................108

Financial Statements of Dow Corning Corporation for the years ended
December 31, 2005, 2004 and 2003............................................109

Financial Statements of Samsung Corning Precision Glass Co., Ltd. for the
years ended December 31, 2005, 2004 and 2003................................146

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

As discussed in Note 2 to the consolidated financial statements and Note 1 on the financial statement schedule, the Company has restated its 2005, 2004, and 2003 consolidated financial statements and its 2005 and 2004 financial statement schedule.

Internal control over financial reporting
-----------------------------------------

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Corning Incorporated did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company (i) did not maintain effective controls over the valuation of its asbestos settlement charges and the valuation and reconciliation of the related liability and (ii) did not maintain effective controls over the completeness and accuracy of its equity investments, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment at December 31, 2005:

     (i) The Company did not maintain effective controls over the valuation of its asbestos settlement charges and the valuation and reconciliation of the related liability pertaining to the 2003 Pittsburgh Corning Corporation Asbestos Litigation Bankruptcy Settlement. Specifically, the Company did not maintain effective controls to ensure that certain components of the liability, which may be settled by contributing the Company's equity interest in Pittsburgh Corning Europe, N.V. and assignment of rights to insurance proceeds, were appropriately recorded at fair value rather than book value as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's annual consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the three quarterly periods in the years ended December 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of the asbestos settlement charges and related liability that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

     (ii) The Company did not maintain effective controls over the completeness and accuracy of its equity investments. Specifically, the Company did not maintain effective controls to ensure that earnings of its equity investments were accurately and completely recorded. This control deficiency resulted in the restatement of the Company's annual consolidated financial statements for the years ended December 31,
          2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the three quarterly periods in the years ended December 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of investments and equity in earnings of affiliated companies that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, management has subsequently determined that the material weaknesses described above existed as of December 31, 2005. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management's assessment that Corning Incorporated did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Corning Incorporated has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.



/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2006, except for Note 2 to the consolidated  financial  statements,
Note 1 on the financial statement schedule, and the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is May 9, 2006

Consolidated Statements of Operations                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2005             2004              2003
(In millions, except per share amounts)                                              (Restated)       (Restated)        (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $   4,579       $   3,854         $   3,090
Cost of sales                                                                            2,595           2,439             2,241
                                                                                     ---------------------------------------------

Gross margin                                                                             1,984           1,415               849

Operating expenses:
   Selling, general and administrative expenses                                            756             653               599
   Research, development and engineering expenses                                          443             355               344
   Amortization of purchased intangibles                                                    13              38                37
   Restructuring, impairment and other charges and (credits) (Note 4)                      (38)          1,789               111
   Asbestos settlement (Note 8)                                                            218              65               535
                                                                                     ---------------------------------------------

Operating income (loss)                                                                    592          (1,485)             (777)

Interest income                                                                             61              25                32
Interest expense                                                                          (108)           (133)             (149)
(Loss) gain on repurchases and retirement of debt, net (Note 12)                           (16)            (36)               19
Other income (expense), net                                                                 30              25                (1)
                                                                                     ---------------------------------------------

Income (loss) from continuing operations before income taxes                               559          (1,604)             (876)
(Provision) benefit for income taxes (Note 7)                                             (578)         (1,084)              307
                                                                                     ---------------------------------------------

Loss before minority interests and equity earnings                                         (19)         (2,688)             (569)
Minority interests                                                                          (7)            (17)               73
Equity in earnings of associated companies, net of impairments (Note 8)                    611             454               216
                                                                                     ---------------------------------------------

Income (loss) from continuing operations                                                   585          (2,251)             (280)
Income from discontinued operation (Note 3)                                                                 20
                                                                                     ---------------------------------------------

Net income (loss)                                                                    $     585       $  (2,231)        $    (280)
                                                                                     =============================================

Basic earnings (loss) per common share (Note 17):
  Continuing operations                                                              $    0.40       $   (1.62)        $   (0.22)
  Discontinued operation                                                                                  0.01
                                                                                     ---------------------------------------------
Basic earnings (loss) per common share                                               $    0.40       $   (1.61)        $   (0.22)
                                                                                     =============================================

Diluted earnings (loss) per common share (Note 17):
   Continuing operations                                                             $    0.38       $   (1.62)        $   (0.22)
   Discontinued operation                                                                                 0.01
                                                                                     ---------------------------------------------
Diluted earnings (loss) per common share                                             $    0.38       $   (1.61)        $   (0.22)
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

Consolidated Balance Sheets                                                            Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2005                  2004
(In millions, except share and per share amounts)                                             (Restated)            (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                                   $   1,342             $   1,009
  Short-term investments, at fair value                                                           1,092                   872
                                                                                              ----------------------------------
    Total cash, cash equivalents and short-term investments                                       2,434                 1,881
  Trade accounts receivable, net of doubtful accounts and allowances - $24 and $30                  629                   585
  Inventories (Note 6)                                                                              570                   535
  Deferred income taxes (Note 7)                                                                     44                    94
  Other current assets                                                                              183                   188
                                                                                              ----------------------------------
    Total current assets                                                                          3,860                 3,283

Investments (Note 8)                                                                              1,729                 1,510
Property, net of accumulated depreciation - $3,632 and $3,532 (Note 9)                            4,675                 3,941
Goodwill and other intangible assets, net (Note 10)                                                 338                   398
Deferred income taxes (Note 7)                                                                       10                   440
Other assets                                                                                        595                   166
                                                                                              ----------------------------------

Total Assets                                                                                  $  11,207             $   9,770
                                                                                              ==================================

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt (Note 12)                                                 $      18             $     478
  Accounts payable                                                                                  690                   682
  Other accrued liabilities (Note 11)                                                             1,662                 1,319
                                                                                              ----------------------------------
    Total current liabilities                                                                     2,370                 2,479

Long-term debt (Note 12)                                                                          1,789                 2,214
Postretirement benefits other than pensions (Note 13)                                               593                   600
Other liabilities (Note 11)                                                                         925                   747
                                                                                              ----------------------------------
    Total liabilities                                                                             5,677                 6,040
                                                                                              ----------------------------------

Commitments and contingencies (Note 14)
Minority interests                                                                                   43                    29
                                                                                              ----------------------------------
Shareholders' equity (Note 16):
  Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
      Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
      Shares outstanding:  0 and 637 thousand                                                                              64
  Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion
      Shares issued: 1,552 million and 1,424 million                                                776                   712
  Additional paid-in capital                                                                     11,548                10,363
  Accumulated deficit                                                                            (6,847)               (7,432)
  Treasury stock, at cost; Shares held: 16 million                                                 (168)                 (162)
  Accumulated other comprehensive income                                                            178                   156
                                                                                              ----------------------------------
    Total shareholders' equity                                                                    5,487                 3,701
                                                                                              ----------------------------------

Total Liabilities and Shareholders' Equity                                                    $  11,207             $   9,770
                                                                                              ==================================

The accompanying notes are an integral part of these consolidated financial statements.

Certain   amounts  for  2004  were   reclassified   to  conform  with  the  2005
presentation.

Consolidated Statements of Cash Flows                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             2005         2004         2003
(In millions)                                                                             (Restated)   (Restated)   (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                                     $     585     $ (2,231)    $    (280)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation                                                                              499          485           480
     Amortization of purchased intangibles                                                      13           38            37
     Asbestos settlement                                                                       218           65           535
     Gain on sale of discontinued operation                                                                 (20)
     Restructuring, impairment and other (credits) and charges                                 (38)       1,789           111
     Loss (gain) on repurchases and retirement of debt                                          16           36           (19)
     Stock compensation charges                                                                 29            8             1
     Undistributed earnings of associated companies                                           (310)        (314)         (104)
     Deferred taxes                                                                            425        1,000          (316)
     Interest expense on convertible debentures                                                (23)           4            18
     Restructuring payments                                                                    (25)         (85)         (233)
     Decrease (increase) in restricted cash                                                     22           34            (3)
     Income tax refund                                                                                                    191
     Customer deposits, net                                                                    428          204
     Employee benefit payments less than (in excess of) expense                                 34          (19)         (142)
     Changes in certain working capital items:
       Trade accounts receivable                                                               (77)         (40)
       Inventories                                                                             (62)         (68)          108
       Other current assets                                                                      6           (7)           49
       Accounts payable and other current liabilities, net of restructuring payments           113          143          (219)
     Other, net                                                                                 86          (13)          (81)
                                                                                         -------------------------------------
Net cash provided by operating activities                                                    1,939        1,009           133
                                                                                         -------------------------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                                     (1,553)        (857)         (366)
   Acquisitions of businesses, net of cash acquired                                                                        (6)
   Net proceeds from sale of businesses                                                                     100             9
   Net proceeds from sale or disposal of assets                                                 18           49            46
   Short-term investments - acquisitions                                                    (1,668)      (1,685)       (2,122)
   Short-term investments - liquidations                                                     1,452        1,389         2,557
   Other, net                                                                                   39           12             9
                                                                                         -------------------------------------
Net cash (used in) provided by investing activities                                         (1,712)        (992)          127
                                                                                         -------------------------------------

Cash Flows from Financing Activities:
   Net repayments of short-term borrowings and current portion of long-term debt              (451)        (115)         (181)
   Proceeds from issuance of long-term debt, net                                               147          442
   Retirements of long-term debt                                                              (102)        (154)       (1,189)
   Proceeds from issuance of common stock, net                                                 365           42           657
   Proceeds from the exercise of stock options                                                 202           49             9
   Other, net                                                                                  (14)           1            (4)
                                                                                         -------------------------------------
Net cash provided by (used in) financing activities                                            147          265          (708)
                                                                                         -------------------------------------
Effect of exchange rate changes on cash                                                        (41)          39            60
                                                                                         -------------------------------------
Net increase (decrease) in cash and cash equivalents                                           333          321          (388)
Cash and cash equivalents at beginning of year                                               1,009          688         1,076
                                                                                         -------------------------------------

Cash and cash equivalents at end of year                                                 $   1,342     $  1,009     $     688
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

                                                                                                          Accumulated
                                    Series C             Additional                                          other          Total
                                    Preferred   Common     paid-in   Unearned    Accumulated  Treasury   comprehensive  shareholders
                                      stock      stock     capital compensation    deficit      stock    income (loss)     equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002            $ 155     $ 634     $ 9,697     $  (2)      $(4,921)     $ (702)      $  (170)     $  4,691

Net loss                                                                             (280)                                   (280)
Foreign currency translation adjustment                                                                         243           243
Minimum pension liability adjustment                                                                             26            26
Net unrealized gain on investments
   (net of tax of $2 million)                                                                                     1             1
Other comprehensive income                                                                                        2             2
                                                                                                                         ----------
Total comprehensive income                                                                                                     (8)
                                                                                                                         ----------

Series C preferred stock conversions    (70)       18          52
Shares issued in equity offerings                  47         571                                                             618
Shares issued to benefit plans                                (37)                                 65                          28
Shares issued in debt retirements                              12                                  65                          77
Other, net                                          2          22       (17)                       (2)                          5
                                      ---------------------------------------------------------------------------------------------
Balance, December 31, 2003 (Restated) $  85     $ 701     $10,317     $ (19)      $(5,201)     $ (574)      $   102      $  5,411

Net loss                                                                           (2,231)                                 (2,231)
Foreign currency translation adjustment                                                                         178           178
Minimum pension liability adjustment                                                                           (126)         (126)
Net unrealized gain on investments                                                                                8             8
Other comprehensive loss                                                                                         (6)           (6)
                                                                                                                         ----------
Total comprehensive loss                                                                                                   (2,177)
                                                                                                                         ----------

Series C preferred stock conversions    (21)        5          16
Shares issued to benefit plans                                  5                                  36                          41
Shares issued in debt retirements                             (11)                                379                         368
Other, net                                          6          82       (27)                       (3)                         58
                                      ---------------------------------------------------------------------------------------------
Balance, December 31, 2004 (Restated) $  64     $ 712     $10,409     $ (46)      $(7,432)     $ (162)      $   156      $  3,701

Net income                                                                            585                                     585
Foreign currency translation
  adjustment                                                                                                   (171)         (171)
Reversal of foreign currency
   translation adjustment                                                                                       (84)          (84)
Minimum pension liability adjustment                                                                            246           246
Net loss on investments                                                                                         (13)          (13)
Unrealized derivative gain on
   cash flow hedges                                                                                              23            23
Reclassification adjustments on
   cash flow hedges                                                                                              21            21
                                                                                                                         ----------
Total comprehensive income                                                                                                    607
                                                                                                                         ----------

Series C preferred stock conversions    (64)       16          48
Shares issued in equity offerings                  10         313                                                             323
Shares issued to benefit plans                     20         493       (37)                        1                         477
Shares issued in debt retirements                  18         370                                                             388
Other, net                                                     (2)                                 (7)                         (9)
                                      ---------------------------------------------------------------------------------------------
Balance, December 31, 2005 (Restated) $   0     $ 776     $11,631     $ (83)      $(6,847)     $ (168)      $   178      $  5,487
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

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), we apply the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25), to our stock options and other stock-based compensation plans. These plans are more fully described in
Note 18 (Stock Compensation Plans).

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

(In millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                           ---------------------------------------------
                                                                              2005              2004             2003
                                                                           (Restated)        (Restated)       (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - as reported                     $     585         $ (2,251)        $    (280)
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported income
  (loss) from continuing operations, net of tax                                   37               11                 1
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                           (68)            (168)             (162)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - pro forma                       $     554         $ (2,408)        $    (441)

Earnings (loss) per common share from continuing operations:
    Basic - as reported                                                    $    0.40         $  (1.62)        $   (0.22)
    Basic - pro forma                                                      $    0.38         $  (1.74)        $   (0.35)

    Diluted - as reported                                                  $    0.38         $  (1.62)        $   (0.22)
    Diluted - pro forma                                                    $    0.36         $  (1.74)        $   (0.35)
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

Property, Net of Accumulated Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 4 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs, the estimated useful lives range from 20 to 40 years for buildings and 3 to 20 years for equipment.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either one level below the operating segment level or an aggregation of two or more reporting units within the same operating segment if such reporting units share similar economic characteristics. Goodwill relates and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. Refer to Note 4 (Restructuring, Impairment and Other Charges and (Credits)) and Note 10 (Goodwill and Other Intangible Assets) for additional information.

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

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2005, resulted in an increase in investments in affiliate companies of $32 million, an increase to other accrued liabilities of $154 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $1 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2004, resulted in an increase in investments in affiliate companies of $26 million, an increase to other accrued liabilities of $141 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $8 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2003, resulted in an increase in investments in affiliate companies of $11 million, an increase in deferred income taxes of $53 million, an increase to other accrued liabilities of $117 million, an increase to accumulated deficit of $57 million, and an increase to accumulated other comprehensive income of $4 million.

The impacts of the restatement adjustments on Corning's financial statements are as follows:

                      Consolidated Statements of Operations
                         Summary of Restatement Impacts
                (Audited; in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the year ended
                                                                                                 December 31, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $    197          $      21           $     218

Operating income (loss)                                                               613                (21)                592

Interest expense                                                                      116                 (8)                108

Income (loss) from before income taxes                                                572                (13)                559
Provision for income taxes                                                           (578)                                  (578)
                                                                                 --------          ---------           ---------
Loss before minority interests and equity earnings                                     (6)               (13)                (19)

Equity in earnings of associated companies, net of impairments                        598                 13                 611

Net income                                                                       $    585                              $     585

Basic earnings per common share                                                  $   0.40                              $    0.40
Diluted earnings per common share                                                $   0.38                              $    0.38
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the year ended
                                                                                                 December 31, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $     33          $      32           $      65

Operating loss                                                                     (1,453)               (32)             (1,485)

Interest expense                                                                      141                 (8)                133

Loss before income taxes                                                           (1,580)               (24)             (1,604)
Provision for income taxes                                                         (1,031)               (53)             (1,084)
                                                                                 ---------         ----------          ---------
Loss before minority interests and equity earnings                                 (2,611)               (77)             (2,688)

Equity in earnings of associated companies, net of impairments                        443                 11                 454

Loss from continuing operations                                                  $ (2,185)         $     (66)          $  (2,251)

Net (loss)                                                                       $ (2,165)         $     (66)          $  (2,231)

Basic loss per common share from continuing operations                           $  (1.57)         $   (0.05)          $   (1.62)
Basic loss per common share                                                      $  (1.56)         $   (0.05)          $   (1.61)
Diluted loss per common share from continuing operations                         $  (1.57)         $   (0.05)          $   (1.62)
Diluted loss per common share                                                    $  (1.56)         $   (0.05)          $   (1.61)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the year ended
                                                                                                 December 31, 2003
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $    413          $     122           $     535

Operating loss                                                                       (655)              (122)               (777)

Interest expense                                                                      154                 (5)                149

Loss before income taxes                                                             (759)              (117)               (876)
Benefit for income taxes                                                              254                 53                 307
                                                                                 --------          ---------           ---------
Loss before minority interests and equity earnings                                   (505)               (64)               (569)

Equity in earnings of associated companies, net of impairments                        209                  7                 216

Net (loss)                                                                       $   (223)         $     (57)          $    (280)

Basic loss per common share                                                      $  (0.18)         $   (0.04)          $   (0.22)
Diluted loss per common share                                                    $  (0.18)         $   (0.04)          $   (0.22)
------------------------------------------------------------------------------------------------------------------------------------

                           Consolidated Balance Sheets
                         Summary of Restatement Impacts
                             (Audited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              As of December 31, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Investments                                                                     $   1,697            $    32          $    1,729

 Total Assets                                                                   $  11,175            $    32          $   11,207

Other accrued liabilities                                                       $   1,508            $   154          $    1,662
  Total current liabilities                                                     $   2,216            $   154          $    2,370
    Total liabilities                                                           $   5,523            $   154          $    5,677

Accumulated deficit                                                             $  (6,724)           $  (123)         $   (6,847)
Accumulated other comprehensive income                                          $     177            $     1          $      178
    Total shareholders' equity                                                  $   5,609            $  (122)         $    5,487

Total Liabilities and Shareholders' Equity                                      $  11,175            $    32          $   11,207
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              As of December 31, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments       As Restated (a)
                                                                                ----------         -----------       ---------------

Investments                                                                     $   1,484            $    26          $    1,510

 Total Assets                                                                   $   9,744            $    26          $    9,770

Other accrued liabilities                                                       $   1,178            $   141          $    1,319
  Total current liabilities                                                     $   2,338            $   141          $    2,479
    Total liabilities                                                           $   5,899            $   141          $    6,040

Accumulated deficit                                                             $  (7,309)           $  (123)         $   (7,432)
Accumulated other comprehensive income                                          $     148            $     8          $      156
    Total shareholders' equity                                                  $   3,816            $  (115)         $    3,701

Total Liabilities and Shareholders' Equity                                      $   9,744            $    26          $    9,770
------------------------------------------------------------------------------------------------------------------------------------

(a)  Includes  a  reclassification   of  approximately  $32  million  for  gross
     presentation   of  certain   deferred   tax  assets  and   liabilities   by
     jurisdiction.

                      Consolidated Statements of Cash Flows
                         Summary of Restatement Impacts
                             (Audited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the year ended
                                                                                                 December 31, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net income                                                                       $    585                              $     585
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
      Asbestos settlement charge                                                      197          $      21                 218
      Equity in earnings of associated companies in excess of
        dividends received                                                           (297)               (13)               (310)
      Other, net                                                                       94                 (8)                 86
Net cash provided by operating activities                                        $  1,939                              $   1,939
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the year ended
                                                                                                 December 31, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net loss                                                                         $ (2,165)         $     (66)          $  (2,231)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
      Asbestos settlement charge                                                       33                 32                  65
      Equity in earnings of associated companies in excess of
        dividends received                                                           (303)               (11)               (314)
      Deferred tax provision                                                          947                 53               1,000
      Other, net                                                                       (5)                (8)                (13)
Net cash provided by operating activities                                        $  1,009                              $   1,009
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the year ended
                                                                                                 December 31, 2003
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net loss                                                                         $   (223)         $     (57)          $    (280)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
      Asbestos settlement charge                                                      413                122                 535
      Equity in earnings of associated companies in excess of
        dividends received                                                            (97)                (7)               (104)
      Deferred tax benefit                                                           (263)               (53)               (316)
      Other, net                                                                       (1)                (5)                 (6)
Net cash provided by operating activities                                        $    133                              $     133
------------------------------------------------------------------------------------------------------------------------------------

3.   Discontinued Operation

In the third quarter of 2004, Corning and 3M Company (3M) reached a final settlement agreement for funds held in escrow associated with the 2002 sale of Corning's precision lens business to 3M. As a result, we recognized a $20 million gain upon receipt of the proceeds in 2004. This gain is included in income from discontinued operation in the 2004 consolidated statement of operations.

4.   Restructuring, Impairment and Other Charges and (Credits)

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
--------------------------------------------------------------------------------

2004 Actions

Corning recorded net charges of $1,789 million in 2004. A summary of the significant charges and credits follows:
..    We recorded a charge of $1,420  million to impair a significant  portion of our Telecommunications segment goodwill balance. Refer to Note 10 (Goodwill and Other Intangible Assets) for additional information on this charge.
..    We  recorded  a $350  million  charge to  impair  certain  fixed  assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This charge primarily relates to our third quarter decision to permanently abandon approximately $332 million of construction in progress at our optical fiber manufacturing facility in Concord, North Carolina that had been stopped in 2002. As a result of our lowered outlook for the Telecommunications segment, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility.
..    We  recorded  an asset  held for use  impairment  charge of $24  million to impair certain fixed assets and intangible assets other than goodwill in accordance with SFAS 144. Due to our decision to permanently abandon
     certain   fixed   assets   and  lower  our   long-term   outlook   for  the
     Telecommunications segment, we determined that an event of impairment, as defined by SFAS 144, had occurred in our Telecommunications segment which required us to test the segment's long-lived assets other than goodwill for impairment. We estimated the fair value of the long-lived assets using the discounted cash flow approach as a measure of fair value. As a result of our impairment evaluation, we recorded an impairment charge to write-down certain assets to their estimated fair values.
..    We recorded a gain of $33 million  related to proceeds in excess of assumed salvage values for assets of Corning Asahi Video Products Company (CAV) that were previously impaired but later sold to a Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China. This represented the substantial completion of the sale of CAV's assets.
..    We recorded $37 million of accelerated  depreciation  relating to the final
     shutdown  of  our  semiconductor   materials   manufacturing   facility  in
     Charleston,  South  Carolina,  which we announced in the fourth  quarter of
     2003.
..    We  recorded a loss of $14  million on the sale of our  frequency  controls business for net cash proceeds of $80 million. The frequency controls business, which was part of our Telecommunications segment, had annual sales of $76 million.
..    We  recorded  net credits of $25 million  related to  adjustments  to prior period restructuring, impairment, and other charges.

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
Employee related costs                 $   78                                                 $ (60)        $     18
Exit costs                                108       $     2       $    (8)      $    (6)        (25)              77
                                       -----------------------------------------------------------------------------
     Total restructuring charges       $  186       $     2       $    (8)      $    (6)      $ (85)        $     95
                                       -----------------------------------------------------------------------------

Impairment of long-lived assets:
Goodwill                                            $ 1,420                     $ 1,420
Assets to be disposed of by sale
  or abandonment                                        350       $   (48)          302
Asset to be held and used                                24                          24
                                                    ------------------------------------
     Total impairment charges                       $ 1,794       $   (48)      $ 1,746
                                                    ------------------------------------

Other:
Accelerated depreciation                            $    37                     $    37
Loss on sale of business                                 14       $    (2)           12
                                                    ------------------------------------
     Total other charges                            $    51       $    (2)      $    49
                                                    ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                       $ 1,847       $   (58)      $ 1,789
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

5.   Short-Term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):
--------------------------------------------------------------------------------
                                                            December 31,
                                                    ----------------------------
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

6.   Inventories

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
--------------------------------------------------------------------------------

7.   Income Taxes

Income (loss) from continuing operations before income taxes follows (in millions):
--------------------------------------------------------------------------------
                                              Years ended December 31,
                                     -------------------------------------------
                                         2005          2004          2003
                                      (Restated)    (Restated)    (Restated)
--------------------------------------------------------------------------------

U.S. companies                       $    (213)      $  (1,578)    $  (1,044)
Non-U.S. companies                         772             (26)          168
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes     $     559       $  (1,604)    $    (876)
--------------------------------------------------------------------------------

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):
--------------------------------------------------------------------------------
                                                Years ended December 31,
                                       -----------------------------------------
                                           2005          2004          2003
                                        (Restated)    (Restated)    (Restated)
--------------------------------------------------------------------------------
Current:
   Federal                             $     (14)      $     (20)    $     (11)
   State and municipal                                        (7)           (3)
   Foreign                                   167             111            23
Deferred:
   Federal                                   443             593          (304)
   State and municipal                                       227           (31)
   Foreign                                   (18)            180            19
--------------------------------------------------------------------------------
Provision (benefit) for income taxes   $     578       $   1,084     $    (307)
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

Reconciliation  of the U.S.  statutory income tax rate to our effective tax rate for continuing operations follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Years ended December 31,
                                                                                     -----------------------------------------------
                                                                                        2005            2004           2003
                                                                                     (Restated)      (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Statutory U.S. income tax (benefit) rate                                                35.0%          (35.0)%        (35.0)%
State income benefit, net of federal benefit                                            (1.9)           (2.4)          (5.1)
Nondeductible goodwill and other expenses                                                0.3            27.0            0.5
Worthless stock deductions                                                            (272.7)           (0.2)
Tax holidays                                                                            (8.9)           (1.2)          (0.5)
Investment & other tax credits                                                         (12.7)           (0.6)          (0.3)
Rate difference on foreign earnings                                                     10.2             2.5            1.3
Reversal of tax contingency liabilities                                                 (2.5)
Minimum pension obligation                                                             (14.6)
Currency translation adjustment                                                         (5.2)
Valuation allowances                                                                   374.0            78.9            4.3
Other items, net                                                                         2.4            (1.4)          (0.2)
------------------------------------------------------------------------------------------------------------------------------------
Effective income tax (benefit) rate                                                    103.4%           67.6%         (35.0)%
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

In 2004, significant events occurred which required us to increase our valuation allowances against certain U.S. and German deferred tax assets. Refer to Note 4 (Restructuring, Impairment and Other Charges and (Credits)) for additional information on these events and the related charges. Accordingly, we increased our valuation allowance by $1.2 billion in the third quarter of 2004 to reduce our net deferred tax assets to approximately $530 million. At that time, we believed that it was more likely than not that we could realize the remaining net deferred tax assets through a tax planning strategy involving the sale of our investment in Dow Corning Corporation (DCC), a non-strategic appreciated asset, if we were faced with expiring net operating loss carryforwards.

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

Certain foreign subsidiaries in China, South Africa and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in future years (2006 to 2009) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 8.9%, 1.2%, and 0.5% for 2005, 2004, and 2003, respectively.

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

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):
--------------------------------------------------------------------------------
                                                         December 31,
                                           -------------------------------------
                                              2005                       2004
                                           (Restated)                 (Restated)
--------------------------------------------------------------------------------

Loss and tax credit carryforwards          $  2,723                    $ 1,189
Capitalized research and development            176                        207
Restructuring reserves                          230                        237
Postretirement medical and life benefits        248                        243
Inventory                                        51                         35
Intangible and other assets                      86                         98
Other accrued liabilities                       340                        218
Other employee benefits                                                     97
Other                                                                       86
--------------------------------------------------------------------------------
Gross deferred tax assets                     3,854                      2,410
Valuation allowance                          (3,672)                    (1,747)
--------------------------------------------------------------------------------
Deferred tax assets                             182                        663
--------------------------------------------------------------------------------
Fixed assets                                    (80)                      (131)
Other employee benefits                         (67)
Other                                            (7)
--------------------------------------------------------------------------------
Deferred tax liabilities                       (154)                      (131)
--------------------------------------------------------------------------------
Net deferred tax assets                    $     28                    $   532
--------------------------------------------------------------------------------

Based on our estimated 2005 consolidated U.S. Federal income tax return to be filed, Corning has net operating loss carryforwards of ($5.1) billion for U.S. Federal income tax purposes. These operating losses will expire in 2022 $0.1 billion, 2023 $0.6 billion, 2024 $4.2 billion and 2025 $0.2 billion.

8.   Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             December 31,
                                                                                     -------------------------------
                                                                   Ownership           2005                2004
                                                                 Interest (1)       (Restated)          (Restated)
                                                                 ------------       ----------          ----------
Associated companies accounted for under the equity method
     Samsung Corning Precision Glass Co., Ltd.                        50%            $    859             $    572
     Dow Corning Corporation                                          50%                 473                  324
     Samsung Corning Co., Ltd.                                        50%                 231                  365
     All other                                                      25%-51%               162                  188
                                                                                     --------             --------
                                                                                        1,725                1,449
Other investments (2)                                                                       4                   61
                                                                                     --------             --------
Total                                                                                $  1,729             $  1,510
------------------------------------------------------------------------------------------------------------------------------------

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

Associated Companies at Equity

The financial position and results of operations of these investments follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004                2003
                                                                 (Restated)          (Restated)          (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  6,979            $  6,146            $ 4,971
     Gross profit                                                $  2,866            $  2,341            $ 1,649
     Net income                                                  $  1,250            $  1,036            $   505
     Corning's equity in earnings of affiliated companies (1)(2) $    611            $    454            $   216

Related Party Transactions:
     Corning sales to equity company affiliates                  $    133            $    127            $   115
     Corning purchases from equity company affiliates            $    106            $    106            $    48

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 ------------------------------
                                                                    2005               2004
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $  3,596            $  2,779
     Noncurrent assets                                           $  5,023            $  5,426
     Short-term borrowings, including current portion
       of long-term debt                                         $     88            $     75
     Other current liabilities                                   $  1,520            $  1,442
     Long-term debt                                              $    153            $    252
     Other long-term liabilities                                 $  2,676            $  2,777
     Minority interest                                           $    223            $    245

Related Party Transactions:
     Balances due from equity company affiliates                 $     34            $     23
     Balances due to equity company affiliates                   $     45            $     15

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Dividends received from affiliated companies                     $    301            $    140            $   112

Royalty income from affiliated companies                         $     75            $     47            $    25

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

At December 31, 2005, approximately $1,516 million of equity in undistributed earnings of equity companies was included in our accumulated deficit.

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

For the year ended 2005, we recorded asbestos settlement expense of $218 million, including $197 million reflecting the increase in the value of Corning's common stock from December 31, 2004 to December 31, 2005, and $21 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

If the book value of the assets to be contributed to the asbestos settlement remains lower than the carrying value of the asbestos settlement liability, a gain would be recognized at the time of the settlement.

For the year ended 2004, we recorded asbestos settlement expense of $65 million, including $33 million reflecting the increase in the value of Corning's common stock from December 31, 2003 to December 31, 2004, and $32 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

For the year ended 2003, we recorded asbestos settlement expense of $535 million, including an initial expense of $392 million, $115 million reflecting the increase in the value of Corning's common stock from January 1, 2003 to December 31, 2003, and $28 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

Since March 28, 2003, we have recorded total net charges of $818 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, the fair value of 25 million shares of our common stock and assigned insurance proceeds (in aggregate totaling $667 million, $456 million and $399 million at December 31, 2005, 2004 and 2003 respectively) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $152 million, $144 million, and $136 million at December 31, 2005, 2004 and 2003 respectively), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

9.   Property, Net of Accumulated Depreciation

Property, net follows (in millions):
--------------------------------------------------------------------------------
                                                             December 31,
                                                   -----------------------------
                                                      2005               2004
--------------------------------------------------------------------------------
Land                                               $     70            $     76
Buildings                                             1,999               1,943
Equipment                                             5,177               4,569
Construction in progress                              1,061                 885
--------------------------------------------------------------------------------
                                                      8,307               7,473
Accumulated depreciation                             (3,632)             (3,532)
--------------------------------------------------------------------------------
Total                                              $  4,675            $  3,941
--------------------------------------------------------------------------------

Approximately $27 million, $22 million and $9 million of interest costs were capitalized as part of property, net in 2005, 2004 and 2003, respectively.

10.  Goodwill and Other Intangible Assets

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

As discussed in Note 4 (Restructuring, Impairment and Other Charges and (Credits)), in the third quarter of 2004, we completed the sale of our frequency controls business, which was part of the Telecommunications segment. As required by SFAS No. 142, "Goodwill and Other Intangible Assets," we allocated a portion of the Telecommunications segment goodwill balance to the carrying amount of the frequency controls business in determining the loss on disposal. The amount of goodwill to be included in that carrying amount was based on the relative fair value of the business to be disposed and the portion of the Telecommunications segment to be retained. The amount of goodwill allocated to the carrying value of frequency controls business was $30 million.

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

11.  Other Liabilities

Other accrued liabilities follow (in millions):
--------------------------------------------------------------------------------
                                                         December 31,
                                            ------------------------------------
                                               2005                      2004
                                            (Restated)                (Restated)
--------------------------------------------------------------------------------
Current liabilities:
   Wages and employee benefits               $    325                 $    291
   Asbestos settlement                            667                      456
   Income taxes                                   165                      155
   Customer deposits                              164                       18
   Other current liabilities                      341                      399
--------------------------------------------------------------------------------
Other accrued liabilities                    $  1,662                 $  1,319
--------------------------------------------------------------------------------

Non-current liabilities:
   Asbestos settlement                       $    152                 $    144
   Customer deposits                              431                      197
   Other non-current liabilities                  342                      406
--------------------------------------------------------------------------------
Other liabilities                            $    925                 $    747
--------------------------------------------------------------------------------

Asbestos Settlement

The current liability represents the cost of our investment in PCE and the fair value of the 25 million shares of Corning common stock as of December 31, 2005, which will be contributed to the PCC Plan when it becomes effective. As the timing of the settlement of the obligation under this portion of the PCC liability is outside of Corning's control, it is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made in 2007 or later. The non-current liability represents the net present value of cash payments as of December 31, 2005, which will be contributed to the PCC Plan in six installments beginning one year after the PCC Plan is effective. Refer to Note 8 (Investments) for additional information on the asbestos settlement.

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

13.  Employee Retirement Plans

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

Obligations and Funded Status
-----------------------------
The change in benefit  obligation  and funded status of our employee  retirement plans follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Pension Benefits              Postretirement Benefits
                                                              ------------------------         ------------------------
December 31,                                                    2005             2004           2005             2004
------------------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year                       $  2,365        $  2,095         $  767          $   829
Service cost                                                        46              42             10                8
Interest cost                                                      132             132             44               46
Plan participants' contributions                                     2               2              5                4
Amendments                                                                                         48
Curtailment gain                                                    (1)             (4)
Special termination benefits                                                         1
Actuarial losses (gains)                                           194             228             68              (49)
Benefits paid                                                     (155)           (155)           (68)             (71)
Foreign currency translation                                       (39)             24
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                2,544           2,365            874              767
------------------------------------------------------------------------------------------------------------------------------------

Change in Plan Assets
Fair value of plan assets at beginning of year                   1,978           1,839
Actual gain on plan assets                                         218             225
Employer contributions                                             217              52
Plan participants' contributions                                     2               2
Benefits paid                                                     (155)           (155)
Foreign currency translation                                       (22)             15
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                         2,238           1,978
------------------------------------------------------------------------------------------------------------------------------------

Unfunded status                                                   (306)           (387)          (874)            (767)
Unrecognized transition asset                                       (1)             (1)
Unrecognized prior service cost (credit)                            37              44            (19)             (72)
Unrecognized actuarial loss                                        623             537            235              176
------------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $    353        $    193         $ (658)         $  (663)
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
--------------------------------------------------------------------------------

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2005 and 2004 exceeded the fair value of plan assets (in millions):
--------------------------------------------------------------------------------
                                                               December 31,
                                                        ------------------------
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
--------------------------------------------------------------------------------

The components of net periodic benefit expense for our employee retirement plans follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                     Postretirement Benefits
                                                  --------------------------------       ---------------------------------
Years ended December 31,                           2005         2004        2003           2005         2004         2003
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                      $   46       $    42     $    33       $    10       $    8       $   9
Interest cost                                        132           132         126            43           46          48
Expected return on plan assets                      (154)         (147)       (146)
Amortization of net loss                              29            21           9             9            7           5
Amortization of prior service cost (credit)            7             9           9            (4)          (6)         (6)
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit expense                          60            57          31            58           55          56
------------------------------------------------------------------------------------------------------------------------------------

Discontinued operation
Curtailment loss (gain)                                1            (1)          9                                     (5)
Special termination benefits                           1             1          15                                     10
------------------------------------------------------------------------------------------------------------------------------------

Total expense                                     $   62       $    57     $    55       $    58       $   55       $  61
------------------------------------------------------------------------------------------------------------------------------------

Additional information on our pension plan follows (in millions):
--------------------------------------------------------------------------------
                                                            Pension Benefits
                                                        ------------------------
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

The  weighted-average  assumptions  used to  determine  benefit  obligations  at
December 31 follow:
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                                Postretirement Benefits
                                     -------------------------------------------------------------   ------------------------------
                                               Domestic                       International                      Domestic
                                     ----------------------------     ----------------------------   ------------------------------
                                      2005       2004       2003       2005       2004       2003       2005       2004       2003
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                         5.50%      5.75%      6.25%      4.52%      5.21%      5.29%      5.50%      5.75%      6.25%
Rate of compensation increase         4.50%      4.50%      4.50%      3.73%      3.58%      3.34%      4.50%      4.50%      4.50%
------------------------------------------------------------------------------------------------------------------------------------

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                                Postretirement Benefits
                                     -------------------------------------------------------------   ------------------------------
                                               Domestic                       International                      Domestic
                                     ----------------------------     ----------------------------   ------------------------------
                                      2005       2004       2003       2005       2004       2003       2005       2004       2003
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                         5.75%      6.25%      6.75%      5.27%      5.33%      5.79%      5.75%      6.25%      6.75%
Expected return on plan assets        8.50%      8.50%      8.50%      7.22%      7.41%      7.95%
Rate of compensation increase         4.50%      4.50%      4.50%      3.42%      3.42%      3.89%      4.50%      4.50%      4.50%
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

--------------------------------------------------------------------------------
Assumed Health Care Trend Rates at December 31               2005          2004
--------------------------------------------------------------------------------
Health care cost trend rate assumed for next year             10%            9%
Rate that the cost trend rate gradually declines to            5%            5%
Year that the rate reaches the ultimate trend rate           2010          2009
--------------------------------------------------------------------------------

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

Plan Assets
-----------
The weighted-average asset allocation for domestic and international pension plans at December 31, 2005 and December 31, 2004 by asset category were as follows:
--------------------------------------------------------------------------------
                                                         Plan Assets
                                                       At December 31,
                                                  -------------------------
                                                   2005              2004
--------------------------------------------------------------------------------

Equity Securities                                    40%               50%
Fixed Income Securities                              42%               35%
Real Estate                                           5%                7%
Other                                                13%                8%
                                                    ----              ----
    Total                                           100%              100%
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

The following  reflects the gross benefit payments which are expected to be paid for the domestic and international plans and the gross amount of annual Medicare
Part D federal subsidy expected to be received (in millions):
------------------------------------------------------------------------------------------------------------------------
                                              Expected Benefit Payments
                                    -------------------------------------------    Expected Federal Subsidy Payments
                                    Pension Benefits   Postretirement Benefits        Post Retirement Benefits
-----------------------------------------------------------------------------------------------------------------------
2006                                    $  153                $  76                            $  6
2007                                    $  150                $  81                            $  7
2008                                    $  149                $  84                            $  8
2009                                    $  147                $  87                            $  8
2010                                    $  148                $  90                            $  9
Years 2011-2015                         $  781                $ 475                            $ 49
-----------------------------------------------------------------------------------------------------------------------

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

14.  Commitments, Contingencies, and Guarantees

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

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2005, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $208 million. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs. In addition, we have provided other financial guarantees and contingent liabilities in the form of stand-by letters of credit and performance bonds. We have agreed to provide a credit facility related to Dow Corning as discussed in Note 8 (Investments). The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. The purchase obligations primarily represent raw material and energy-related take-or-pay contracts. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

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

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 8 (Investments), and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Corning's consolidated financial position, liquidity or results of operations.

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

15.  Hedging Activities

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

16.  Shareholders' Equity

The  following  table  presents  changes  in capital  stock for the period  from
January 1, 2003 to December 31, 2005 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                Series C Preferred Stock          Common Stock                  Treasury Stock
------------------------------------------------------------------------------------------------------------------------------------
                                                 Shares      Par Value         Shares      Par Value         Shares         Cost
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                        2        $    155          1,267        $  634              (70)    $    (702)
   Shares issued in equity offerings                                              95            47
   Conversion of preferred stock                   (1)            (70)            35            18
   Shares issued to benefit plans                                                                                 6            65
   Shares issued in debt retirement                                                                               6            65
   Other                                                                           4             2                             (2)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003 (Restated)             1        $     85          1,401        $  701              (58)    $    (574)
------------------------------------------------------------------------------------------------------------------------------------

   Conversion of preferred stock                                  (21)            11             5
   Shares issued to benefit plans                                                                                 4            36
   Shares issued in debt retirement                                                                              38           379
   Other                                                                          12             6                             (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004 (Restated)             1        $     64          1,424        $  712              (16)    $    (162)
------------------------------------------------------------------------------------------------------------------------------------

   Shares issued in equity offerings                                              20            10
   Conversion of preferred stock                   (1)            (64)            32            16
   Shares issued to benefit plans                                                 39            20                              1
   Shares issued in debt retirement                                               37            18
   Other                                                                                                                       (7)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005 (Restated)                                        1,552        $  776              (16)    $    (168)
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

Accumulated Other Comprehensive Income (Loss)

Components  of  accumulated  other   comprehensive   income  (loss)  follow  (in
millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Net
                                                                                            Net      unrealized
                                                            Foreign       Minimum       unrealized      gains       Accumulated
                                                           currency       pension         gains      (losses) on      other
                                                          translation    liability      (losses) on   cash flow    comprehensive
                                                          adjustment    adjustment      investments    hedges     (loss) income
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                          $    9        $   (173)     $     2         $   (8)        $  (170)
    Foreign currency translation adjustment (net of
      tax of $38 million)                                     243                                                         243
    Minimum pension liability adjustment (net of
      tax of $(18) million) (1)                                                26                                          26
    Net unrealized gain on investments
      (net of tax of $3 million)                                                             1                              1
    Unrealized derivative loss on cash flow hedges
      (net of tax of $4 million)                                                                          (30)            (30)
    Reclassification adjustments on cash flow hedges
      (net of tax of $4 million)                                                                           32              32
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003 (Restated)                    $  252        $   (147)     $     3         $   (6)        $   102
------------------------------------------------------------------------------------------------------------------------------------

    Foreign currency translation adjustment (2)               178                                                         178
    Minimum pension liability adjustment (1)(2)                              (126)                                       (126)
    Net unrealized gain on investments (2)                                                   8                              8
    Unrealized derivative loss on cash flow hedges (2)                                                    (19)            (19)
    Reclassification adjustments on cash flow hedges (2)                                                   13              13
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004 (Restated)                    $  430        $   (273)     $    11         $  (12)        $   156
------------------------------------------------------------------------------------------------------------------------------------

    Foreign currency translation adjustment (2)              (255)                                                       (255)
    Minimum pension liability adjustment (1)(3)                               246                                         246
    Net unrealized loss on investments (4)                                                 (13)                           (13)
    Unrealized derivative gain on cash flow hedges (2)                                                     23              23
    Reclassification adjustments on cash flow hedges (2)                                                   21              21
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005 (Restated)                    $  175        $    (27)     $    (2)        $   32         $   178
------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes adjustments from Dow Corning.
(2) Zero tax effect for 2004 and 2005. Refer to Note 7 (Income Taxes) for an explanation of Corning's tax paying position.
(3)  Net of tax effect of $84 million in 2005.
(4)  Net of tax effect of $2 million in 2005.

17.  Earnings (Loss) Per Common Share

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

The  reconciliation  of the amounts  used to compute  basic and diluted loss per common share from continuing  operations follows (in millions,  except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                  For the years ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                          2005 (Restated)                  2004 (Restated)                  2003 (Restated)
                                 ------------------------------    ------------------------------      ----------------------------
                                            Weighted-     Per                 Weighted-     Per                Weighted-       Per
                                             Average     Share                 Average     Share                Average       Share
                                   Income    Shares     Amount       Loss      Shares     Amount       Loss     Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss)
  per common share                 $  585     1,464      $0.40    $ (2,251)     1,386     $(1.62)      $(280)    1,274       $(0.22)

Effect of dilutive securities:
  Stock compensation awards                      41
  7% mandatory convertible
    preferred stock (1)                          20
  3.5% convertible debentures           3        10
------------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss)
  Per Common Share                 $  588     1,535      $0.38    $ (2,251)     1,386     $(1.62)      $(280)    1,274      $(0.22)
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

The following  potential  common shares were  excluded from the  calculation  of diluted loss per common share due to their anti-dilutive  effect or, in the case of stock  options,  because  their  exercise  price was greater than the average market price for the periods presented (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                     For the years ended December 31,
                                                              --------------------------------------------
                                                                 2005              2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation
  of diluted loss per share:
     Stock options                                                                  34                19
     7% mandatory convertible preferred stock (1)                                   36                65
     3.5% convertible debentures                                                    41                69
     4.875% convertible notes (2)                                   4                6                 6
     Zero coupon convertible debentures                             2                3                10
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                          6              120               169
------------------------------------------------------------------------------------------------------------------------------------

Stock options excluded from the calculation of diluted
  loss per share because the exercise
  price was greater than the average
  market price of the common shares                                47               59                76
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

18.  Stock Compensation Plans

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
                                           (in thousands)        Exercise Price
-------------------------------------------------------------------------------

Options outstanding January 1, 2003            97,327                $ 26.47
Options granted under plans                    40,953                $  5.85
Options exercised                              (1,547)               $  6.75
Options terminated                             (1,381)               $ 16.26
-------------------------------------------------------------------------------
Options outstanding December 31, 2003         135,352                $ 20.58
-------------------------------------------------------------------------------

Options granted under plans                    13,625                $ 11.98
Options exercised                              (8,401)               $  6.15
Options terminated                             (1,553)               $ 27.49
-------------------------------------------------------------------------------
Options outstanding December 31, 2004         139,023                $ 20.43
-------------------------------------------------------------------------------

Options granted under plans                    10,141                $ 14.87
Options exercised                             (24,360)               $  8.72
Options terminated                             (4,300)               $ 39.23
-------------------------------------------------------------------------------
Options outstanding December 31, 2005         120,504                $ 21.67
Options exercisable at December 31, 2005       97,015                $ 24.55
-------------------------------------------------------------------------------
Options exercisable at December 31, 2004      108,126                $ 24.22
Options exercisable at December 31, 2003       72,867                $ 27.47
-------------------------------------------------------------------------------

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
------------------------------------------------------------------------------------------------------------------------------------

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Shares under the Incentive Stock Plan are generally granted at-the-money, contingently vest over a period of 1 to 10 years, and have contractual lives of 1 to 10 years.

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

19.  Operating Segments

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Restated
                                                        ----------------------------------------------------------------------------
                                                           Display     Telecom-    Environmental    Life   Unallocated  Consolidated
                                                        Technologies  munications  Technologies   Sciences  and Other       Total
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2005 (Restated)
Net sales                                                 $ 1,742      $ 1,623       $    580     $    282   $    352    $  4,579
Depreciation (1)                                          $   186      $   172       $     72     $     21   $     48    $    499
Amortization of purchased intangibles                                  $    13                                           $     13
Research, development and engineering expenses (2)        $   121      $    96       $    114     $     53   $     59    $    443
Restructuring, impairment and other charges
  and (credits) (8)                                                    $   (47)                              $      9    $    (38)
Interest expense (3)                                      $    55      $    30       $     20     $      4   $     (1)   $    108
(Provision) benefit for income taxes (9)                  $  (151)     $     4       $      7     $      6   $   (444)   $   (578)
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $   679      $    29       $    (26)    $    (25)  $   (676)   $    (19)
Minority interests (5)                                                       2                                     (9)         (7)
Equity in earnings of associated companies,
  net of impairments (6)                                      416            5                                    190         611
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $ 1,095      $    36       $    (26)    $    (25)  $   (495)   $    585
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   860      $    11       $     31                $    823    $  1,725
Segment assets (7)                                        $ 3,626      $ 1,153       $    726     $    137   $  5,565    $ 11,207
Capital expenditures                                      $ 1,250      $    43       $    171     $     17   $     72    $  1,553
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2004 (Restated)
Net sales                                                 $ 1,113      $ 1,539       $    548     $    304   $    350    $  3,854
Depreciation (1)                                          $   131      $   204       $     65     $     22   $     63    $    485
Amortization of purchased intangibles                                  $    37                               $      1    $     38
Research, development and engineering expenses (2)        $    83      $    90       $     87     $     38   $     57    $    355
Restructuring, impairment and other charges and (credits)              $ 1,798                               $     (9)   $  1,789
Interest expense (3)                                      $    52      $    50       $     22     $      5   $      4    $    133
(Provision) benefit for income taxes                      $  (146)     $    29                    $     (6)  $   (961)   $ (1,084)
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $   258      $(1,862)      $      3     $     12   $ (1,099)   $ (2,688)
Minority interests (5)                                                       2                                    (19)        (17)
Equity in earnings of associated companies,
  net of impairments (6)                                      288          (33)             1                     198         454
Income from discontinued operations                                                                                20          20
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   546      $(1,893)      $      4     $     12   $   (900)   $ (2,231)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   582      $    23       $     31                $    813    $  1,449
Segment assets (7)                                        $ 2,470      $ 1,341       $    587     $    123   $  5,249    $  9,770
Capital expenditures                                      $   640      $    32       $    124     $     11   $     50    $    857
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2003 (Restated)
Net sales                                                 $   595      $ 1,426       $    476     $    281   $    312    $  3,090
Depreciation (1)                                          $   110      $   246       $     80     $     38   $      6    $    480
Amortization of purchased intangibles                                  $    37                                           $     37
Research, development and engineering expenses (2)        $    55      $   120       $     87     $     28   $     54    $    344
Restructuring, impairment and other charges and (credits)              $   (36)                              $    147    $    111
Interest expense (3)                                      $    39      $    75       $     19     $      5   $     11    $    149
(Provision) benefit for income taxes                      $   (45)     $    78       $     (5)    $     (7)  $    286    $    307
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $    91      $  (158)      $      9     $     14   $   (525)   $   (569)
Minority interests (5)                                                                                             73          73
Equity in earnings of associated companies,
  net of impairments (6)                                      144          (11)                                    83         216
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   235      $  (169)      $      9     $     14   $   (369)   $   (280)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   299      $    59       $     30                $    601    $    989
Segment assets (7)                                        $ 1,297      $ 1,848       $    485     $    111   $  7,075    $ 10,816
Capital expenditures                                      $   251      $    15       $     69     $      7   $     24    $    366
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

A  reconciliation  of reportable  segment net income (loss) to consolidated  net income (loss) follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                      -------------------------------------------------------
                                                                       2005 Restated       2004 Restated       2003 Restated
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) of reportable segments                                 $  1,080            $ (1,331)          $      89
Non-reportable operating segments net (loss) income (1)                      (100)                 16                (139)
Unallocated amounts:
    Non-segment loss and other (2)                                            (13)                 (5)                (46)
    Non-segment restructuring, impairment and
       other (charges) and credits                                            (25)                  4                 (13)
    Asbestos settlement                                                      (218)                (65)               (535)
    Interest income                                                            61                  25                  32
    (Loss) gain on repurchases of debt                                        (16)                (36)                 19
    (Provision) benefit for income taxes (3)                                 (451)               (986)                223
    Minority interests
    Equity in earnings of associated companies, net of impairments (4)        267                 127                  90
    Income from discontinued operations                                                            20
                                                                         --------            --------           ---------
Net income (loss)                                                        $    585            $ (2,231)          $    (280)
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
--------------------------------------------------------------------------------

A reconciliation of reportable segment assets to consolidated assets follows (in millions):
--------------------------------------------------------------------------------
                                                  Years ended December 31,
                                           ------------------------------------
                                             2005          2004          2003
                                          (Restated)    (Restated)    (Restated)
--------------------------------------------------------------------------------
Total assets of reportable segments        $  5,642     $   4,521      $  3,741
Non-reportable operating segments assets        772           724           673
Unallocated amounts:
    Current assets (1)                        2,682         2,171         1,751
    Investments (2)                             332           433           285
    Property, net (3)                           836           886           973
    Other non-current assets (4)                943         1,035         3,393
                                           --------     ---------      --------
Total assets                               $ 11,207     $   9,770      $ 10,816
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

Information concerning principal geographic areas was as follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                           2005 (Restated)                 2004 (Restated)                  2003 (Restated)
------------------------------------------------------------------------------------------------------------------------------------
                                        Net        Long-lived            Net       Long-lived            Net        Long-lived
                                       Sales       Assets (1)           Sales      Assets (1)           Sales       Assets (1)
------------------------------------------------------------------------------------------------------------------------------------
North America
   United States                     $ 1,339        $  3,400          $ 1,337      $   2,982         $   1,222      $   4,435
   Canada                                107                              120                               88             70
   Mexico                                 56             114               43             23                65             72
------------------------------------------------------------------------------------------------------------------------------------
       Total North America             1,502           3,514            1,500          3,005             1,375          4,577
------------------------------------------------------------------------------------------------------------------------------------

Asia Pacific
   Japan                                 688             541              540            511               382            349
   Taiwan                              1,230           1,696              705            985               322            231
   China                                 144              74              101             73               134            191
   Korea                                  53           1,092               60            938                55            620
   Other                                 155               3              174              8               150             22
------------------------------------------------------------------------------------------------------------------------------------
       Total Asia Pacific              2,270           3,406            1,580          2,515             1,043          1,413
------------------------------------------------------------------------------------------------------------------------------------

Europe
   Germany                               261             159              274            212               198            295
   France                                 43             105               40            124                42            133
   United Kingdom                         81              69               65             80                74             67
   Italy                                  30                               38                               36            268
   Other                                 265              68              236             58               194             88
------------------------------------------------------------------------------------------------------------------------------------
       Total Europe                      680             401              653            474               544            851
------------------------------------------------------------------------------------------------------------------------------------

Latin America
   Brazil                                 19               3               19              3                17              2
   Other                                  16                               12                               11              1
------------------------------------------------------------------------------------------------------------------------------------
       Total Latin America                35               3               31              3                28              3
------------------------------------------------------------------------------------------------------------------------------------

All Other                                 92              13               90             18               100
------------------------------------------------------------------------------------------------------------------------------------
       Total                         $ 4,579        $  7,337          $ 3,854      $   6,015         $   3,090      $   6,844
------------------------------------------------------------------------------------------------------------------------------------

(1) Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.

20.  Subsequent Events

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

Restated Segment Information (in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                           Display     Telecom-    Environmental     Life       Other
                                                        Technologies  munications  Technologies    Sciences   Segments      Total
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2005 (Restated)
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

For the year ended December 31, 2004 (Restated)
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

For the year ended December 31, 2003 (Restated)
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

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):
--------------------------------------------------------------------------------
                                                   Years ended December 31,
                                           -------------------------------------
                                              2005          2004         2003
                                           (Restated)    (Restated)   (Restated)
--------------------------------------------------------------------------------
Net income (loss) of reportable segments    $  1,318     $  (1,120)    $    228
Non-reportable segments                          (66)           50         (122)
Unallocated amounts:
    Net financing costs (1)                      (93)         (164)        (150)
    Stock-based compensation expense             (37)          (11)          (1)
    Exploratory research                         (77)          (68)         (43)
    Corporate contributions                      (24)          (17)         (24)
    Equity in earnings of associated
      companies, net of impairments (2)          266           127           89
    Asbestos settlement (3)                     (218)          (65)        (535)
    Other corporate items (4)                   (484)         (963)         278
                                            --------     ---------     --------
Net income (loss)                           $    585     $  (2,231)    $   (280)
--------------------------------------------------------------------------------

(1) Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2) Equity in earnings of associated companies, net of impairments represents equity in earnings of Dow Corning Corporation which includes the following items:
     . In 2005, a gain of $11 million which represents our share of Dow Corning's gain on the issuance of subsidiary stock.
     . In 2004, charges of $21 million which represents our share of Dow Corning's charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy.
(3) In 2005, 2004, and 2003, the asbestos settlement includes $197 million, $33 million, and $115 million, respectively, to reflect the movement in Corning's common stock price in each year and $21 million, $32 million, and $28 million, respectively, to adjust the estimated fair value of the other components of the proposed asbestos settlement. In 2003, Corning also recorded a charge of $392 million to reflect the initial liability based on the terms of the settlement agreement. See Note 8 (Investments) to the consolidated financial statements.
(4) Other corporate items include the tax impact of the unallocated amounts and the following significant items:
     . In 2005, an impairment charge of $25 million for the other-than-temporary decline in our investment in Avanex below its cost basis; a loss of $16 million associated with the redemption or retirement of debt; a net $443 million charge to tax expense which included a $525 million increase to our valuation allowance against deferred tax assets resulting from our conclusion that the sale of an appreciated asset no longer met the criteria established by SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109) for a viable tax planning strategy offset by an $82 million credit to tax expense primarily related to the tax impact of eliminating the minimum pension liability associated with our domestic defined benefit plan.
     . In 2004, a $992 million charge to tax expense as a result of the company's decision to provide a valuation allowance against a significant portion of its deferred tax assets and a loss of $36 million associated with the retirement of significant portion of Corning's long-term debt.

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):
-------------------------------------------------------------------------------
                                                Years ended December 31,
                                       ---------------------------------------
                                          2005            2004           2003
                                       (Restated)      (Restated)     (Restated)
-------------------------------------------------------------------------------
Total assets of reportable segments     $   5,642      $   4,521       $  3,741
Non-reportable segments                       573            724            720
Unallocated amounts:
    Current assets (1)                      2,682          2,171          1,754
    Investments (2)                           531            433            285
    Property, net (3)                         836            886            932
    Other non-current assets (4)              943          1,035          3,384
                                        ---------      ---------       --------
Total assets                            $  11,207      $   9,770       $ 10,816
-------------------------------------------------------------------------------

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

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves
(in millions)



------------------------------------------------------------------------------------------------------------------------------------

                                                     Balance at                           Net Deductions         Balance at
Year ended December 31, 2005 (Restated)          Beginning of Period      Additions          and Other          End of Period
------------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                     $     30             $      3             $   9              $    24
Deferred tax assets valuation allowance (1)          $  1,747             $  2,030             $ 105              $ 3,672
Accumulated amortization of
  purchased intangible assets                        $    196             $     13             $   9              $   200
Reserves for accrued costs of
  business restructuring                             $     95             $     30             $  40              $    85
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                     Balance at                           Net Deductions         Balance at
Year ended December 31, 2004 (Restated)          Beginning of Period      Additions          and Other          End of Period
------------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                     $     38             $      4             $  12              $    30
Deferred tax assets valuation allowance (1)          $    469             $  1,278                                $ 1,747
Accumulated amortization of
  purchased intangible assets                        $    147             $     49                                $   196
Reserves for accrued costs of
  business restructuring                             $    186             $      2             $  93              $    95
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

                                                     Balance at                           Net Deductions         Balance at
Year ended December 31, 2003 (Restated)          Beginning of Period      Additions          and Other          End of Period
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
------------------------------------------------------------------------------------------------------------------------------------

(1) The deferred tax assets valuation allowance has been restated to reflect an increase in the valuation allowance for the deferred tax assets related to the higher asbestos settlement charges; as discussed in Note 2 to the consolidated financial statements.

QUARTERLY OPERATING RESULTS
(unaudited)

(In millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      First       Second        Third       Fourth         Total
2005 (Restated)                                                      Quarter      Quarter      Quarter      Quarter        Year
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $  1,050      $ 1,141      $   1,188    $   1,200    $   4,579
Gross margin                                                       $    429      $   483      $     545    $     527    $   1,984
Restructuring, impairment and other charges and (credits)          $     19      $    (1)     $      28    $     (84)   $     (38)
Asbestos settlement                                                $    (12)     $   143      $      73    $      14    $     218
(Loss) income from continuing operations before income
   taxes, minority interests and equity earnings                   $    101      $    38      $     156    $     264    $     559
(Provision) benefit for income taxes                                    (19)         (44)           (28)        (487)        (578)
Minority interests                                                       (1)          (5)            (2)           1           (7)
Equity in earnings of associated companies, net of impairments          169          176             77          189          611
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  $    250      $   165      $     203    $     (33)   $     585
------------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share                             $   0.18      $  0.11      $    0.14    $   (0.02)   $    0.40
Diluted (loss) earnings per common share                           $   0.17      $  0.11      $    0.13    $   (0.02)   $    0.38
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                      First       Second        Third       Fourth         Total
2004 (Restated)                                                      Quarter      Quarter      Quarter      Quarter        Year
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $    844      $   971      $   1,006    $   1,033    $   3,854
Gross margin                                                       $    300      $   346      $     404    $     365    $   1,415
Restructuring, impairment and other charges and (credits)          $     34      $   (34)     $   1,794    $      (5)   $   1,789
Asbestos settlement                                                $     22      $    52      $     (45)   $      36    $      65
(Loss) income from continuing operations before income
   taxes, minority interests and equity earnings                   $    (65)     $    33      $  (1,622)   $      50    $  (1,604)
(Provision) benefit for income taxes                                     13          (23)        (1,040)         (34)      (1,084)
Minority interests                                                                   (11)            (3)          (3)         (17)
Equity in earnings of associated companies, net of impairments          108          110             99          137          454
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                           $     56      $   109      $  (2,566)   $     150    $  (2,251)
Income from discontinued operations (1)                                                              20                        20
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  $     56      $   109      $  (2,546)   $     150    $  (2,231)
------------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share from:
   Continuing operations                                           $   0.04      $  0.08      $   (1.83)   $    0.11    $   (1.62)
   Discontinued operations                                                                         0.01                      0.01
------------------------------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per common share                             $   0.04      $  0.08      $   (1.82)   $    0.11    $   (1.61)
------------------------------------------------------------------------------------------------------------------------------------

Diluted (loss) earnings per common share from:
   Continuing operations                                           $   0.04      $  0.07      $   (1.83)   $    0.10    $   (1.62)
   Discontinued operations                                                                         0.01                      0.01
------------------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share                           $   0.04      $  0.07      $   (1.82)   $    0.10    $   (1.61)
------------------------------------------------------------------------------------------------------------------------------------

(1) Discontinued operations are described in Note 3 (Discontinued Operations) to the Consolidated Financial Statements.

  DOW CORNING CORPORATION
    AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS
  For the Year Ended December 31, 2005

                             DOW CORNING CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     111


Consolidated Statements of Income for the years ended
  December 31, 2005, 2004 and 2003                                          112


Consolidated Balance Sheets at December 31, 2005 and 2004                   113


Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003                                          115


Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2005, 2004 and 2003                              116


Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2005, 2004 and 2003                              117


Notes to the Consolidated Financial Statements                              118


Supplementary Data for the years ended December 31, 2005 and 2004:
         Quarterly Financial Information                                    145

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



ASSETS
------
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



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
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
                                                                =========         ========         =========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



TABLE OF CONTENTS
-----------------

Note                                                                     Page
----                                                                     ----

  1    BUSINESS AND BASIS OF PRESENTATION                                 119

  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                         119

  3    ACQUISITIONS AND DIVESTITURES                                      124

  4    GLOBAL RESTRUCTURING                                               125

  5    UNRESTRICTED INVESTMENTS                                           125

  6    INVENTORIES                                                        126

  7    INCOME TAXES                                                       127

  8    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES                      129

  9    PROPERTY, PLANT AND EQUIPMENT                                      129

 10    GOODWILL AND OTHER INTANGIBLE ASSETS                               130

 11    RESTRICTED ASSETS                                                  131

 12    NOTES PAYABLE AND CREDIT FACILITIES                                132

 13    DEFERRED REVENUE                                                   132

 14    LONG-TERM DEBT                                                     133

 15    PENSION AND OTHER POSTRETIREMENT BENEFITS                          134

 16    PROCEEDING UNDER CHAPTER 11                                        139

 17    COMMITMENTS AND CONTINGENCIES                                      141

 18    RELATED PARTY TRANSACTIONS                                         143

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

     As of December 31, 2005, the Company's liability for restructuring had been reduced to zero. The restructuring activity for the years ended December 31, 2005 and 2004 is illustrated in the following table:

     Year Ended December 31, 2005              Year Ended December 31, 2004
--------------------------------------   --------------------------------------

Beginning of year balance      $  5.4    Beginning of year balance        $   -
Restructuring charges               -    Restructuring charges             44.0
Cash payments                    (3.8)   Cash payments                    (29.5)
Non-cash adjustments             (1.6)   Non-cash adjustments              (9.1)
                               ------                                     -----
  Balance - December 31, 2005  $    -       Balance - December 31, 2004   $ 5.4
                               ======                                     =====

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

---------------------------------

     The amortized cost, gross unrealized gains, gross unrealized losses, and market value of the unrestricted investments consisted of the following as of December 31, 2005 and 2004:

                                                                          December 31, 2005
                                                       ------------------------------------------------
                                                                       Gross        Gross
                                                        Amortized   Unrealized   Unrealized     Market
                                                          Cost         Gains      (Losses)       Value
                                                       ---------    ----------   ----------    --------
Debt Securities:
        U.S. government agency obligations             $    50.0     $    -       $   (0.4)    $   49.6
        Corporate bonds                                    102.6          -           (0.4)       102.2
        Municipal bonds                                    934.5          -            -          934.5
                                                       ---------     --------     --------     --------

Total Debt Securities                                   $1,087.1     $    -       $   (0.8)    $1,086.3
                                                        --------     --------     --------     --------

Foreign Equity Securities                                    2.1          2.2          -            4.3
                                                       ---------     --------     --------     --------

Total Marketable Securities                             $1,089.2     $    2.2     $   (0.8)    $1,090.6
                                                        ========     ========     ========     ========

                                                                          December 31, 2004
                                                        -----------------------------------------------
                                                                       Gross        Gross
                                                        Amortized   Unrealized   Unrealized     Market
                                                          Cost         Gains      (Losses)       Value
                                                       ---------    ----------   ----------    --------
Debt Securities:
        U.S. government agency obligations             $    60.0     $    -       $   (0.8)    $   59.2
        Corporate bonds                                     68.8          -           (0.2)        68.6
        Municipal bonds                                    224.8          -            -          224.8
                                                       ---------     --------     --------     --------

Total Debt Securities                                  $   353.6     $    -       $   (1.0)    $  352.6
                                                       ---------     --------     --------     --------

Foreign Equity Securities                                    1.5          1.7          -            3.2
                                                       ---------     --------     --------     --------

Total Marketable Securities                            $   355.1     $    1.7     $   (1.0)    $  355.8
                                                       =========     ========     ========     ========


     The contractual maturities of the debt securities included in unrestricted investments consisted of the following at December 31, 2005 and 2004:

                                                   2005                2004
                                                   ----                ----

Mature in one year or less                        $1,081.8           $   288.5
Mature after one year through five years               4.5                64.1
Mature after five years                                -                   -
                                                 ---------           ---------

Total debt securities                            $1,086.3            $   352.6
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

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS
----------------------------------------------

     As of December 31, 2005 and 2004, the gross and net amounts of intangible assets, excluding goodwill were:

                                                     2005
                                 ---------------------------------------------
                                    Gross                               Net
                                  Carrying        Accumulated         Carrying
                                   Amount         Amortization         Amount
                                 ---------        ------------       ---------
Patents and licenses             $    10.9         $    (1.9)        $    9.0
Customer/Distributor
     relationships                    19.9              (3.6)            16.3
Completed technology                  12.5              (1.2)            11.3
Pension intangible asset              57.9               -               57.9
Other                                 17.6              (9.0)             8.6
                                 ---------         ---------         --------

     Total                       $   118.8         $   (15.7)        $  103.1
                                 =========         =========         ========


                                                     2004
                                 ---------------------------------------------
                                    Gross                               Net
                                  Carrying        Accumulated         Carrying
                                   Amount         Amortization         Amount
                                 ---------        ------------       ---------

Patents and licenses             $    11.8         $    (1.8)        $   10.0
Customer/Distributor
     relationships                    17.9              (0.6)            17.3
Completed technology                  14.5              (0.3)            14.2
Pension intangible asset              20.5               -               20.5
Other                                 29.4             (10.0)            19.4
                                 ---------         ---------         --------

     Total                       $    94.1         $   (12.7)        $   81.4
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

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFITS
---------------------------------------------------

     The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The Company also has various defined contribution and savings plans covering certain employees. The components of pension expense for the Company's domestic and foreign plans are set forth below for the years ended December 31, 2005, 2004 and 2003:

                                                                U.S. Plans                    Non-U.S. Plans
                                                      ------------------------------    ---------------------------
                                                        2005       2004       2003      2005       2004       2003
                                                        ----       ----       ----      ----       ----       ----
Defined Benefit Plans:
     Service cost                                     $ 23.7     $ 20.2     $ 19.7    $ 17.9     $ 17.2     $ 14.3
     Interest cost on projected benefit obligations     59.8       58.7       58.6      24.2       22.5       19.0
     Expected return on plan assets                    (54.5)     (51.2)     (55.7)    (23.8)     (23.0)     (18.6)
     Net amortization of losses                         19.1       17.0        9.9       6.1        4.9        2.6
     Curtailments, settlements and
        special termination benefits                     -          5.2        -        (0.2)       2.0        -
                                                     -------    -------    -------    ------     ------     -------

Total Pension Expense                                 $ 48.1     $ 49.9     $ 32.5    $ 24.2     $ 23.6     $ 17.3
                                                      ======     ======     ======    ======     ======     ======

                                                                  Total
                                                      ----------------------------
                                                        2005       2004       2003
                                                        ----       ----       ----
Defined Benefit Plans:
     Service cost                                     $ 41.6     $ 37.4     $ 34.0
     Interest cost on projected benefit obligations     84.0       81.2       77.6
     Expected return on plan assets                    (78.3)     (74.2)     (74.3)
     Net amortization of losses                         25.2       21.9       12.5
     Curtailments, settlements and
        special termination benefits                    (0.2)       7.2        -
                                                     -------    -------    -------

Total Pension Expense                                 $ 72.3     $ 73.5     $ 49.8
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

---------------------------------------------------

     The majority of the Company's defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The following table reconciles the defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets at December 31, 2005 and 2004, respectively as part of other assets and other long-term liabilities:

                                                    U.S. Plans            Non-U.S. Plans               Total
                                              ---------------------    --------------------    --------------------
                                                 2005       2004          2005      2004         2005        2004
                                              ---------- ----------    ---------  ---------    ---------  ----------
Net Accrued Pension Liability:
     Projected benefit obligation in
                 excess of plan assets        $  (336.0) $  (351.9)    $ (227.2)  $ (189.5)    $ (563.2)  $ (541.4)
     Unrecognized net loss                        274.9      254.1        175.1      152.6        450.0      406.7
     Unrecognized prior service costs              37.6       19.7         15.3        1.7         52.9       21.4
     Unrecognized net transition obligation         -          -            0.5        1.0          0.5        1.0
     Minimum pension liability                   (137.2)    (146.4)      (122.2)     (82.9)      (259.4)    (229.3)
     Intangible asset                              45.7       19.7         12.2        0.8         57.9       20.5
                                              ---------  ---------     --------   --------     --------   --------

Net Accrued Pension Liability                 $  (115.0) $  (204.8)    $ (146.3)  $ (116.3)    $ (261.3)  $ (321.1)
                                              =========  =========     ========   ========     ========   ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets for the years ended December 31, 2005 and 2004 are as follows:

                                                    U.S. Plans            Non-U.S. Plans               Total
                                              ---------------------    --------------------    --------------------
                                                 2005       2004          2005      2004         2005        2004
                                              ---------- ----------    ---------  ---------    ---------  ----------
Projected benefit obligation                  $1,093.5   $1,026.6      $  512.1   $  465.0     $1,605.6   $1,491.6
Accumulated benefit obligation                   918.0      899.1         351.7      403.3      1,269.7    1,302.4
Fair value of plan assets                        757.3      674.8         296.4      285.1      1,053.7      959.9

     The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation as of December 31, 2005 and 2004:

                                                    U.S. Plans            Non-U.S. Plans               Total
                                              ---------------------    --------------------    --------------------
                                                 2005       2004          2005      2004         2005        2004
                                              ---------- ----------    ---------  ---------    ---------  ----------
Projected Benefit Obligation:
       Projected benefit obligation,
                beginning of year            $1,026.7    $   968.2     $   518.8  $   450.0    $1,545.5   $1,418.2
       Service cost                              23.7         20.2          17.9       17.2        41.6       37.4
       Interest cost                             59.8         58.7          24.2       22.5        84.0       81.2
       Actuarial losses                          24.2         45.5          85.1       12.8       109.3       58.3
       Foreign currency exchange
                rate changes                      -            -           (57.4)      36.1       (57.4)      36.1
       Benefits paid and settlements            (61.9)       (72.9)        (27.3)     (21.0)      (89.2)     (93.9)
       Curtailments and special
                termination benefits              -           (1.4)         (1.4)      (1.2)       (1.4)      (2.6)
       Plan amendments                           21.0          8.4          15.5        -          36.5        8.4
       Other                                      -            -             2.4        2.4         2.4        2.4
                                            ---------    ---------     ---------  ---------    --------   --------

Projected benefit obligation,
     end of year                            $1,093.5     $1,026.7      $   577.8  $   518.8    $1,671.3   $1,545.5
                                            ========     ========      =========  =========    ========   ========

---------------------------------------------------

     The following table provides a reconciliation of the beginning and ending balances of the fair value of plan assets as of December 31, 2005 and 2004:

                                                    U.S. Plans            Non-U.S. Plans               Total
                                              ---------------------    --------------------    --------------------
                                                 2005       2004          2005      2004         2005        2004
                                              ---------- ----------    ---------  ---------    ---------  ----------
Fair Value of Plan Assets:
       Fair value of plan assets,
                beginning of year             $   674.8  $   614.9     $   329.2  $   270.7    $1,004.0   $  885.6
       Actual return on plan assets                41.9       64.0          61.1       28.5       103.0       92.5
       Foreign currency exchange
                rate changes                        -          -           (38.4)      23.4       (38.4)      23.4
       Employer contributions                     102.5       68.8          16.4       24.9       118.9       93.7
       Participant contributions                    -          -             2.0        2.0         2.0        2.0
       Benefits paid and settlements              (61.9)     (72.9)        (27.3)     (21.0)      (89.2)     (93.9)
       Other                                        -          -             -          0.7          -         0.7
                                              ---------  ---------     ---------  ---------    ---------  --------

Fair value of plan assets,
     end of year                              $   757.3  $   674.8     $   343.0  $   329.2    $1,100.3   $1,004.0
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

                                     Estimated Future Benefit Payments
                          ------------------------------------------------------
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

  SAMSUNG CORNING PRECISION
  GLASS CO., LTD.

  As of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Contents
As of December 31, 2005 and 2004
And for the years ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------


                                                                 Page(s)
Report of Independent Registered Public Accounting Firm.............148

Financial Statements

Balance Sheets......................................................149

Statements of Income................................................150

Statements of Cash Flows............................................151

Notes to Financial Statements...................................152-160

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







/s/ Samil PricewaterhouseCoopers
Seoul, Korea
January 13, 2006

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Balance Sheets
December 31, 2005 and 2004
(in thousands, except share and per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                2005               2004
Assets
Current assets
     Cash and cash equivalents                                               $   162,749       $    45,315
     Accounts and notes receivable
        Customers, net of allowance for doubtful accounts
           of $1,898 and $1,200                                                   77,965            68,432
        Related parties                                                          110,098            50,364
     Inventories                                                                  27,338            17,518
     Prepaid value added tax                                                      17,834            15,517
     Other current assets                                                          4,227             2,374
                                                                             -----------       -----------
                 Total current assets                                            400,211           199,520

Property, plant and equipment, net                                             1,819,808         1,478,075
Other non-current assets                                                          27,841            27,567
                                                                             -----------       -----------
                 Total assets                                                $ 2,247,860       $ 1,705,162
                                                                             ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities
     Current portion of long-term debt                                       $    56,877       $    24,844
     Short-term borrowings                                                             -            28,783
     Accounts payable
        Trade accounts payable                                                     7,910             3,559
        Non-trade accounts payable                                                46,886           119,939
        Related parties                                                          136,294           115,074
     Income taxes payable                                                        126,019           108,003
     Accrued bonus payable                                                        31,085            18,422
     Other current liabilities                                                    10,621             3,771
                                                                             -----------       -----------
                 Total current liabilities                                       415,692           422,395
Long-term debt                                                                    28,396            97,040
Accrued severance benefits, net                                                    7,155             5,508
Deferred income tax liabilities                                                   78,506            38,813
                                                                             -----------       -----------
                 Total liabilities                                               529,749           563,756
                                                                             -----------       -----------
Commitments and contingencies
Stockholders' equity
     Preferred stock: par value $8.51 per share, 153,190 shares authorized,
        41,000 shares issued and outstanding                                         349               349
     Common stock: par value $8.35 per share, 3,640,000 shares authorized,
        2,400,000 shares issued and outstanding                                   20,040            20,040
     Retained earnings                                                         1,528,270           995,695
     Accumulated other comprehensive income                                      169,452           125,322
                                                                             -----------       -----------
                 Total stockholders' equity                                    1,718,111         1,141,406
                                                                             -----------       -----------
                 Total liabilities and stockholders' equity                  $ 2,247,860       $ 1,705,162
                                                                             ===========       ===========

   The accompanying notes are an integral part of these financial statements.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Statements of Income
Years ended December 31, 2005, 2004 and 2003
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------



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

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------



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
                                               ===========        ===========         ===========

     The following table reconciles the expected amount of income tax expense based on statutory rates to the actual amount of taxes recorded by the
     Company:

     (in thousands)                                2005                2004                2003
     Income before taxes                       $ 1,058,498        $   701,352         $   354,703
     Statutory tax rate                              27.5%              29.7%               29.7%
                                               -----------        -----------         -----------
     Expected taxes at statutory rate              291,087            208,302             105,347
     Permanent differences
     - Tax exemption for foreign
        investment                                 (71,555)           (51,199)            (34,575)
     - Tax rate changes                              7,892              5,640                (792)
     - Tax credits, net of surtax effect           (13,733)           (21,495)             (9,931)
     - Others, net                                  (2,796)              (533)               (113)
                                               ------------       -----------         -----------
     Income tax expense                        $    210,895       $   140,715         $    59,936
                                               ============       ===========         ===========
     Effective tax rate                              19.92%             20.1%               16.9%
                                               ============       ===========         ===========

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

     Significant components of deferred income tax assets and liabilities are as follows:

     (in thousands)                                2005                2004
     Deferred income tax assets
     Inventories                              $     1,504         $       446
     Accrued bonus payables                           994                   -
     Other                                            293                 278
                                              -----------         -----------
                                                    2,791                 724
                                              -----------         -----------
     Deferred income tax liabilities
     Property, plant and equipment            $   (76,792)        $   (35,187)
     Reserve for technology development            (3,893)             (4,218)
     Other                                              -                 (11)
                                              -----------         -----------
                                                  (80,685)            (39,416)
                                              -----------         -----------
     Deferred income tax liabilities, net     $   (77,894)        $   (38,692)
                                              ===========         ===========

8.   Stockholders' Equity

     The components of and changes in stockholders' equity are as follows:

     (in thousands)                                             2005            2004           2003
     Preferred Stock                                        $       349    $       349    $       349
                                                            ===========    ===========    ===========

     Common Stock                                           $    20,040    $    20,040    $    20,040
                                                            ===========    ===========    ===========

     Retained Earnings:
     Balance at the beginning of year                       $   995,695    $   582,726    $   352,118
     Net income                                                 847,603        560,637        294,767
     Dividends paid to preferred shareholders                    (3,678)        (2,488)        (1,081)
     Dividends paid to common shareholders                     (311,350)      (145,180)       (63,078)
                                                            -----------    -----------    -----------
     Balance at end of year                                 $ 1,528,270    $   995,695    $   582,726
                                                            ===========    ===========    ===========

     Accumulated Other Comprehensive
     (Income) Loss:
     Balance at the beginning of year                       $   125,322    $    (4,230)   $       612
     Foreign currency translation adjustment                     44,130        129,552         (4,842)
                                                            -----------    -----------    -----------
     Balance at end of year                                 $   169,452    $   125,322    $    (4,230)
                                                            ===========    ===========    ===========

     Total Stockholders' Equity                             $ 1,718,111    $ 1,141,406    $   598,885
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

Summary financial information on Corning's equity basis companies is included in
Note 8 (Investments) to the Consolidated Financial Statements in this Annual Report on Form 10-K/A. Certain subsidiaries, which considered in the aggregate as a single subsidiary, that would not constitute a significant subsidiary, per Regulation S-X, Article 1, as of December 31, 2005, have been omitted from this exhibit.


                              Item 15(c) Exhibit 12

                  Corning Incorporated and Subsidiary Companies
 Computation of Ratio of Earnings (Losses) to Combined Fixed Charges and Preferred Dividends:
                          (In millions, except ratios)


                                                                                        Fiscal Years ended
                                                                  --------------------------------------------------------------
                                                                   Dec. 31,     Dec. 31,     Dec. 31,
                                                                     2005         2004         2003       Dec. 31,     Dec. 31,
                                                                  (Restated)   (Restated)   (Restated)      2002         2001
                                                                  ----------   ----------   ----------    ---------    ---------
Income (loss) from continuing operations before
  taxes on income                                                 $     559     $ (1,604)    $   (876)    $ (2,720)    $ (6,161)
Adjustments:
    Distributed income of equity investees                              302          139          112           83           73
    Amortization of capitalized interest                                  4            5            6            9           10
    Fixed charges net of capitalized interest                           130          151          171          207          191
                                                                  ---------     --------     --------     --------     --------

Earnings (loss) before taxes and fixed charges as adjusted        $     995     $ (1,309)    $   (587)    $ (2,421)    $ (5,887)
                                                                  =========     ========     ========     ========     ========

Fixed charges:
    Interest incurred                                             $     132     $    151     $    153     $    186     $    202
    Portion of rent expense which represents an appropriate
      interest factor                                                    22           18           22           28           30
    Amortization of debt costs                                            3            4            5            6            8
                                                                  ---------     --------     --------     --------     --------

Total fixed charges                                                     157          173          180          220          240
Capitalized interest                                                    (27)         (22)          (9)         (13)         (49)
                                                                  ---------     --------     --------     --------     --------

Total fixed charges net of capitalized interest                   $     130     $    151     $    171     $    207     $    191
                                                                  =========     ========     ========     ========     ========

Preferred dividends:
    Preferred dividend requirement                                                                        $    128     $      1
    Ratio of pre-tax income to income before minority interest and equity earnings
                                                                                                          --------     --------
    Pre-tax preferred dividend requirement                                                                     128            1

Total fixed charges                                               $     157     $    173     $    180          220          240
                                                                  ---------     --------     --------     --------     --------

Fixed charges and pre-tax preferred dividend requirement          $     157     $    173     $    180     $    348     $    241
                                                                  =========     ========     ========     ========     ========

Ratio of earnings to fixed charges                                     6.3x         *            *            *            *
                                                                  =========     ========     ========     ========     ========

Ratio of earnings to combined fixed charges and preferred
  dividends                                                            6.3x         *            *            *            *
                                                                  =========     ========     ========     ========     ========

* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges by approximately $1,458 million and $650 million and inadequate to cover fixed charges and pre-tax preferred dividend requirement by approximately $1,458 million and $650 million at December 31, 2004 and 2003, respectively.

                              Item 15(c) Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (Nos. 333-41244, 333-57082, and 333-100302) and Forms
S-8  (Nos.  33-55345,  33-58193,  333-24337,  333-26049,  333-26151,  333-41246,
333-61975,  333-61983,  333-91879,  333-95963,  333-60480, 333-82926, 333-87128,
333-106265, and 333-109405) of Corning Incorporated of our report dated February 24, 2006, except for Note 2 of the consolidatd financial statements, Note 1 on the financial statement schedule, and the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is May 9, 2006, relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K/A.



/s/ PricewaterhouseCoopers LLP
New York, New York
May 9, 2006

                                                                    EXHIBIT 31.1

   CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Wendell P. Weeks, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Corning Incorporated;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 9, 2006


/s/   Wendell P. Weeks
      --------------------------------------------
      Wendell P. Weeks
      President and Chief Executive Officer
      (Principal Executive Officer)

                                                                    EXHIBIT 31.2

   CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002

I, James B Flaws, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Corning Incorporated;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 9, 2006


/s/   James B. Flaws
      --------------------------------------------
      James B. Flaws
      Vice Chairman and Chief Financial Officer
      (Principal Financial Officer)

                                                                      EXHIBIT 32

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Wendell P. Weeks, President and Chief Executive Officer of Corning Incorporated (the "Company") and James B. Flaws, Vice Chairman and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the amendment to Annual Report of the Company on Form 10-K/A for the annual period ended December 31, 2005 fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) that information contained in such Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 9, 2006



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