Form 10-Q
period 2006-03-31
CORNING INC /NY
filed 2006-05-10
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended                  March 31, 2006
                                ----------------------------------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X     Accelerated filer      Non-accelerated filer
                        ---                      ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes                   No X
                              ----                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,557,553,059   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of May 3, 2006.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------
                                                                          Page
                                                                          ----
Item 1. Financial Statements

    Consolidated Statements of Operations (Unaudited) for the
       three months ended March 31, 2006 and 2005                           3

    Consolidated Balance Sheets (Unaudited) at March 31, 2006 and
       December 31, 2005                                                    4

    Consolidated Statements of Cash Flows (Unaudited) for the
       three months ended March 31, 2006 and 2005                           5

    Notes to Consolidated Financial Statements (Unaudited)                  6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       32

Item 3. Quantitative and Qualitative Disclosures About Market Risk         46

Item 4. Controls and Procedures                                            46


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                  48

Item 1A. Risk Factors                                                      52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        53

Item 6. Exhibits                                                           54

Signatures                                                                 55

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)


                                                                                                        Three months
                                                                                                       ended March 31,
                                                                                               -------------------------------
                                                                                                 2006                   2005
                                                                                               ---------             ---------
Net sales                                                                                      $   1,262             $   1,050
Cost of sales                                                                                        689                   621
                                                                                               ---------             ---------

Gross margin                                                                                         573                   429

Operating expenses:
   Selling, general and administrative expenses                                                      223                   184
   Research, development and engineering expenses                                                    124                    98
   Amortization of purchased intangibles                                                               3                     5
   Restructuring, impairment and other charges (Note 3)                                                6                    19
   Asbestos settlement (Note 4)                                                                      185                   (12)
                                                                                               ---------             ---------

Operating income                                                                                      32                   135

Interest income                                                                                       24                    10
Interest expense                                                                                     (20)                  (35)
Other income (expense), net                                                                           20                    (9)
                                                                                               ---------             ---------

Income before income taxes                                                                            56                   101
Benefit (provision) for income taxes (Note 6)                                                          2                   (19)
                                                                                               ---------             ---------

Income before minority interests and equity earnings                                                  58                    82
Minority interests                                                                                    (1)                   (1)
Equity in earnings of affiliated companies, net of impairments (Note 8)                              200                   169
                                                                                               ---------             ---------

Net income                                                                                     $     257             $     250
                                                                                               =========             =========

Basic earnings per common share (Note 7)                                                       $    0.17             $    0.18
                                                                                               =========             =========
Diluted earnings per common share (Note 7)                                                     $    0.16             $    0.17
                                                                                               =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited; in millions, except per share amounts)


                                                                                          March 31,          December 31,
                                                                                            2006                 2005
                                                                                         -----------         ------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,262           $   1,342
   Short-term investments, at fair value                                                      1,216               1,092
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  2,478               2,434
   Trade accounts receivable, net of doubtful accounts and allowances - $29 and $24             696                 629
   Inventories (Note 9)                                                                         616                 570
   Deferred income taxes (Note 6)                                                                65                  44
   Other current assets                                                                         189                 183
                                                                                          ---------           ---------
       Total current assets                                                                   4,044               3,860

Investments (Note 10)                                                                         1,929               1,729
Property, net of accumulated depreciation - $3,755 and $3,632                                 4,816               4,675
Goodwill and other intangible assets, net (Note 11)                                             336                 338
Deferred income taxes (Note 6)                                                                   50                  10
Other assets                                                                                    582                 595
                                                                                          ---------           ---------

Total Assets                                                                              $  11,757           $  11,207
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt (Note 5)                                             $      23           $      18
   Accounts payable                                                                             661                 690
   Other accrued liabilities (Notes 4 and 12)                                                 1,699               1,662
                                                                                          ---------           ---------
       Total current liabilities                                                              2,383               2,370

Long-term debt (Note 5)                                                                       1,788               1,789
Postretirement benefits other than pensions                                                     593                 593
Other liabilities (Notes 4 and 12)                                                              907                 925
                                                                                          ---------           ---------
       Total liabilities                                                                      5,671               5,677
                                                                                          ---------           ---------

Commitments and contingencies (Note 4)
Minority interests                                                                               46                  43
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,564 million and 1,552 million                                             786                 776
   Additional paid-in capital                                                                11,808              11,548
   Accumulated deficit                                                                       (6,591)             (6,847)
   Treasury stock, at cost; Shares held: 17 million                                            (181)               (168)
   Accumulated other comprehensive income (Note 16)                                             218                 178
                                                                                          ---------           ---------
       Total shareholders' equity                                                             6,040               5,487
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  11,757           $  11,207
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                              Three months ended
                                                                                                    March 31,
                                                                                          ---------------------------
                                                                                            2006              2005
                                                                                          --------          ---------
Cash Flows from Operating Activities:
   Net income                                                                             $    257          $    250
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                              141               120
     Amortization of purchased intangibles                                                       3                 5
     Asbestos settlement                                                                       185               (12)
     Restructuring, impairment and other charges                                                 6                19
     Stock compensation charges                                                                 32                 6
     Undistributed earnings of affiliated companies                                            (70)              (26)
     Deferred taxes                                                                            (62)                3
     Restructuring payments                                                                     (4)               (9)
     Customer deposits                                                                          (8)               20
     Employee benefit payments less than expense                                                15                16
     Changes in certain working capital items:
        Trade accounts receivable                                                              (65)              (54)
        Inventories                                                                            (46)              (39)
        Other current assets                                                                    (8)              (16)
        Accounts payable and other current liabilities, net of restructuring payments         (195)             (151)
     Other, net                                                                                                   10
                                                                                          --------          --------
Net cash provided by operating activities                                                      181               142
                                                                                          --------          --------

Cash Flows from Investing Activities:
   Capital expenditures                                                                       (280)             (323)
   Net increase in long-term investments and other long-term assets                            (77)
   Short-term investments - acquisitions                                                      (858)             (314)
   Short-term investments - liquidations                                                       735               486
   Other, net                                                                                                      2
                                                                                          --------          --------
Net cash used in investing activities                                                         (480)             (149)
                                                                                          --------          --------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings and current portion of long-term debt                    (4)             (192)
   Proceeds from issuance of long-term debt, net                                                                  48
   Retirements of long-term debt                                                                                  (2)
   Proceeds from issuance of common stock, net                                                   6                12
   Proceeds from the exercise of stock options                                                 219                 9
   Other, net                                                                                   (2)               (5)
                                                                                          --------          ---------
Net cash provided by (used in) financing activities                                            219              (130)
                                                                                          --------          --------
Effect of exchange rates on cash                                                                                 (25)
                                                                                          --------          --------
Net decrease in cash and cash equivalents                                                      (80)             (162)
Cash and cash equivalents at beginning of period                                             1,342             1,009
                                                                                          --------          --------

Cash and cash equivalents at end of period                                                $  1,262          $    847
                                                                                          ========          ========

The accompanying notes are an integral part of these statements.

Certain amounts for 2005 were reclassified to conform to 2006 classifications.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Significant Accounting Policies

Basis of Presentation

In these notes, the terms "Corning," "Company," "we," "us," or "our" mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K/A for the year ended December 31, 2005 (2005 Form 10-K/A).

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

Certain amounts for 2005 were reclassified to conform with 2006 classifications.

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

Variable Interest Entities

Corning leases certain transportation equipment from a Trust that qualifies as a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN
46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning's consolidated financial statements. The entity's assets are primarily comprised of fixed assets which are collateral for the entity's borrowings. These assets, amounting to approximately $29.3 million and $29.5 million as of March 31, 2006 and December 31, 2005, respectively, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional Trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the Trusts. Lease revenue generated by these Trusts was $1.2 million and $1.2 million for the quarters ended March 31, 2006 and 2005, respectively. Corning's maximum exposure to loss as a result of its involvement with the Trusts is estimated at approximately $16.0 million at March 31, 2006.

Stock-Based Compensation

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supercedes Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. Corning implemented the provisions of SFAS 123(R) on January 1, 2006 following the "prospective adoption" transition method and accordingly began expensing share-based payments in the first quarter of 2006. Prior periods will not be restated.

Corning grants restricted shares and stock options that are subject to specific vesting conditions (e.g., three-year graded vesting). The awards specify that the employee will continue to vest in the award after retirement without providing any additional service. Corning accounts for this type of arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach").

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

We continue to follow the nominal vesting period approach for any new share-based awards granted prior to adopting SFAS 123(R) and will continue to for the remaining portion of unvested outstanding awards after adopting SFAS 123(R). Effective with the adoption of SFAS 123(R), on January 1, 2006, we now apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions.

Refer to Note 15 (Share-based Compensation) to the Consolidated Financial Statements for additional information.

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," (APB 20) and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS 154 beginning January 1, 2006, Corning has applied the standard's guidance to changes in accounting methods as required. The adoption of SFAS 154 was not material to Corning's consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS
155). SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." Corning does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" (SFAS 156). This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Corning adopted SFAS No. 156 on January 1, 2006. The impact of adopting SFAS 156 was not material to Corning's consolidated results of operations and financial condition.

2.   Restatement of Prior Period Financial Statements

This Note should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10K/A for the year ended December 31, 2005 filed May 9, 2006.

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

Between March 31, 2003, and December 31, 2005, the following accounting errors occurred:

..    Corning's  asbestos  settlement  charges and the related  liability for the asbestos settlement did not reflect the estimated fair value at initial recognition or subsequent changes in fair value, of certain components of the proposed settlement offer. As a result, asbestos settlement charges for the years 2005, 2004, and 2003 were understated by $13 million, $24 million, and $117 million, respectively, and for the quarter ended March 31, 2005 were understated $6 million.
..    Corning  incorrectly  suspended  recording  equity  earnings of PCE between
     March 31, 2003, and December 31, 2005. As a result, equity in earnings of affiliated companies for the years 2005, 2004, and 2003 was understated by $13 million, $11 million, and $7 million, respectively, and for the quarter ended March 31, 2005 was understated $2 million.
..    Accretion  on  the  cash  portion  of the  asbestos  settlement  offer  was incorrectly recorded as interest expense resulting in both an overstatement of interest expense and an understatement of asbestos settlement expense for the years 2005, 2004, and 2003, by $8 million, $8 million, and $5 million, respectively, and for the quarter ended March 31, 2005 was understated $2 million.

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

The Company has filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2005, and amended quarterly reports on Form 10-Q/A for quarters ended September 30, 2005, June 30, 2005, and March 31, 2005 to restate its historical financial statements for the periods affected.

The impacts of the restatement adjustments on the consolidated financial statements for the comparative periods presented in this filing are summarized below (in millions):

Consolidated Statements of Operations
Summary of Restatement Impact
(Unaudited; in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                  March 31, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $     16          $      (4)          $      12

Operating income (loss)                                                               139                 (4)                135

Interest expense                                                                       37                 (2)                 35

Income (loss) from before income taxes                                                103                 (2)                101
Provision for income taxes                                                            (19)                                   (19)
                                                                                 --------          ---------           ---------
Income (loss) before minority interests and equity earnings                            84                 (2)                 82

Equity in earnings of affiliated companies, net of impairments                        166                  3                 169

Net Income                                                                       $    249          $       1           $     250

Basic earnings per common share                                                  $   0.18                              $    0.18
Diluted earnings per common share                                                $   0.17                              $    0.17
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheets
Summary of Restatement Impact
(Unaudited; in millions)
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
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows
Summary of Restatement Impact
(Unaudited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                  March 31, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net income (loss)                                                                $    249          $       1           $     250
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
      Asbestos settlement charge                                                      (16)                 4                 (12)
      Equity in earnings of affiliated companies
        (in excess of) less than dividends received                                   (23)                (3)                (26)
      Deferred tax (benefit) provision                                                  3                                      3
      Other, net                                                                       34                 (2)                 32
Net Cash Provided by Operating Activities                                        $    142          $       0           $     142
------------------------------------------------------------------------------------------------------------------------------------

3.   Restructuring, Impairment and Other Charges

2006 Actions

The  following   table  details  the  charges,   credits  and  balances  of  the
restructuring  reserves as of and for the three  months ended March 31, 2006 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Remaining
                                                                        Revisions          Net           Cash           reserve at
                                                     January 1,        to existing      charges/       payments          March 31,
                                                        2006              plans        (reversals)      in 2006            2006
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
  Employee related costs                             $     36           $    7         $     7         $   (2)           $    41
  Other charges                                            49               (1)             (1)            (2)                46
                                                     ---------------------------------------------------------------------------
     Total restructuring charges                     $     85           $    6         $     6         $   (4)           $    87
                                                     ---------------------------------------------------------------------------

Total restructuring, impairment and other
  charges                                                               $    6         $     6
------------------------------------------------------------------------------------------------------------------------------------

2005 Actions

In the first quarter of 2005, we recorded a $19 million impairment charge for an other-than-temporary decline in the fair value of our investment in Avanex Corporation (Avanex).

The  following  table  illustrates  the  charges,  credits  and  balances of the restructuring  reserves as of and for the three  months ended March 31, 2005 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three months                                          Remaining
                                                                    ended March            Net             Cash          reserve at
                                                January 1,           31, 2005           charges/         payments         March 31,
                                                   2005               charge           (reversals)        in 2005           2005
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
   Employee related costs                        $   18                                                   $    5          $    13
   Other charges                                     77                                                        4               73
                                                 --------------------------------------------------------------------------------
      Total restructuring charges                $   95                                                   $    9          $    86
                                                 --------------------------------------------------------------------------------

Impairment of assets:
   Impairment of available-for-sale
     securities                                                      $   19              $   19
                                                                     --------------------------
      Total impairment charges                                       $   19              $   19
                                                                     --------------------------

Total restructuring, impairment and
  other charges                                                      $   19              $   19
------------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee related costs will be substantially complete by the end of 2007, while payments for other charges will be substantially complete by the end of 2010.

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

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the PCC Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. In mid-April 2005, the proponents of the PCC Plan requested that the court rule on the pending objections. On February 28, 2006, the Bankruptcy Court requested the proponents to amend and refile the PCC Plan. In late April 2006, the Bankruptcy Court allowed another round of briefing on the objections leading to additional oral arguments expected to be scheduled in July 2006. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

As discussed in Note 2 (Restatement of Prior Period Financial Statements) we have restated prior period financial statements to correct the accounting related to the asbestos settlement.

In the first quarter of 2006, we recorded asbestos settlement expense of $185 million, including $182 million reflecting the increase in the value of Corning's common stock from December 31, 2005 to March 31, 2006, and $3 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

In the first quarter of 2005, we recorded a credit of $12 million, including $16 million for the decrease in the value of Corning's common stock from December 31, 2004 to March 31, 2005, and a $4 million charge to adjust the estimated fair value of the other components of the proposed asbestos settlement.

If the book value of the assets to be contributed to the asbestos settlement remains lower than their carrying value, as recorded in the asbestos settlement liability, a gain would be recognized at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $1,003 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, the fair value of 25 million shares of our common stock and assigned insurance proceeds (in aggregate totaling $848 million at March 31,
2006) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $155 million at March 31, 2006), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Other Commitments and Contingencies

In the normal course of our business, we do not routinely provide significant third-party guarantees. When provided, these guarantees have various terms, and none of these guarantees are individually significant. Generally, third party guarantees provided by Corning are limited to certain financial guarantees including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustment related to attainment of milestones.

We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning) as discussed in Note 7 to the consolidated financial statements in our 2005 Form 10-K/A. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Dow Corning Bankruptcy Plan.

As of March 31, 2006, contingent guarantees at notional value totaled $341 million, compared with $339 million at December 31, 2005. We also were contingently liable for purchase obligations of $174 million and $219 million, at March 31, 2006 and December 31, 2005, respectively. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 7 to the consolidated financial statements in our 2005 Form 10-K/A, and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning's consolidated financial position, liquidity or results of operations, is remote.

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

In August 2005, Corning was named as a fourth party defendant in a class action claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants which allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park, located in the state of Illinois, into soil and ground water. In March 2006, Corning was named as an additional party defendant in two actions, claiming an unspecified amount of damages and asserting personal injury and wrongful death against a number of corporate defendants as a result of alleged ground water contamination by releases of hazardous substances from the same manufacturing operations. The sole basis of liability against Corning in all of these cases is the claim of several corporate defendants that Corning is the successor to Harper-Wyman Company. Corning has denied these allegations and management intends to vigorously contest all claims against Corning. Corning is currently assessing its potential liability and, as such, an estimate of any possible loss or range of loss cannot be made at this time.

5.   Debt

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

6.   Income Taxes

Our (benefit) provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                --------------------------------
                                                  2006                   2005
--------------------------------------------------------------------------------

(Benefit) provision for income taxes            $    (2)               $    19
Effective tax rate                                (3.6%)                  18.8%
--------------------------------------------------------------------------------

For the three months ended March 31, 2006, the tax benefit reflected the following items:
..    The impact of our inability to record tax benefits on net operating  losses generated in the U.S. and certain foreign jurisdictions;
..    The release of a valuation  allowance  on a portion of our German trade tax benefits; and
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements of the 2005 Form 10-K/A, most of Corning's deferred tax assets, primarily in the U.S. and Germany, were fully reserved at December 31, 2005. For the three months ended March 31, 2006, we released a valuation allowance of $38 million on a portion of our German tax benefits due to achieving an appropriate level of profitability in certain of our German operations leading us to conclude that it is more likely than not that tax benefits are realizable. Otherwise, we expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. Until then, our tax provision will generally include only the net tax expense attributable to certain foreign operations.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in various years (2007 through 2010) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 38% and 7% for the three months ended March 31, 2006 and 2005, respectively.

7.   Earnings Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share computations follows (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended March 31,
                                                     -------------------------------------------------------------------------------
                                                                     2006                                    2005
                                                     -------------------------------------     -------------------------------------
                                                                  Weighted-      Per Share                 Weighted-       Per Share
                                                     Income     Average Shares    Amount       Income    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                      $  257        1,541          $  0.17      $  250         1,411         $  0.18
------------------------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock options                                                      51                                         31
   7% mandatory convertible preferred stock                                                                      32
   3.50% convertible debentures                                                                     2            29
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                    $  257        1,592          $  0.16      $  252         1,503         $  0.17
------------------------------------------------------------------------------------------------------------------------------------

The following potential common shares were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):
--------------------------------------------------------------------------------
                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2006             2005
--------------------------------------------------------------------------------

Potential common shares excluded from the
  calculation of diluted earnings per
  common share:
     4.875% convertible notes                                              6
     Zero coupon convertible debentures                                    3
                                                     -----------------------
     Total                                                                 9
                                                     =======================

Stock options excluded from the calculation
  of diluted earnings per share because
  the exercise price was greater than the
  average market price of the common shares             27               63
--------------------------------------------------------------------------------

8.   Significant Customer

For the three months ended March 31, 2006, AU Optronics Corporation (AUO), a customer of our Display Technologies segment, represented 10% of the company's consolidated net sales. On April 7, 2006, AUO announced that it had signed an agreement to merge Quanta Display Inc. (QDI), another customer of Corning's Display Technologies segment, with and into AUO. The consolidation date of the merger is targeted for October 1, 2006. For the three months ended March 31, 2006, sales to QDI represented 4% of Corning's consolidated revenues. There were no customers in the first quarter of 2005 that represented 10% or more of consolidated sales.

9.   Inventories

Inventories comprise the following (in millions):
--------------------------------------------------------------------------------
                                      March 31, 2006           December 31, 2005
--------------------------------------------------------------------------------
Finished goods                            $   120                   $   135
Work in process                               226                       198
Raw materials and accessories                 144                       124
Supplies and packing materials                126                       113
--------------------------------------------------------------------------------
Total inventories                         $   616                   $   570
--------------------------------------------------------------------------------

10.  Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Ownership            March 31,             December 31,
                                                                      Interest               2006                    2005
                                                                     ------------          ---------             -----------
Affiliated companies accounted for by the equity method
     Samsung Corning Precision Glass Co., Ltd.                            50%               $   985                 $   859
     Dow Corning Corporation                                              50%                   546                     473
     Samsung Corning Co., Ltd.                                            50%                   217                     231
     All other                                                        25%-51% (a)               177                     162
                                                                                            -------                 -------
                                                                                              1,925                   1,725
Other investments                                                                                 4                       4
                                                                                            -------                 -------
Total                                                                                       $ 1,929                 $ 1,729
------------------------------------------------------------------------------------------------------------------------------------

(a) Amounts reflect Corning's direct ownership interests in the respective affiliated companies. Corning does not control any such entities. In the cases where Corning owns over 50% of the voting stock of another entity accounted for by the equity method, Corning does not have control because the other equity owner has significant participatory rights.

Related party information for these investments in affiliates follows (in millions):
--------------------------------------------------------------------------------
                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2006            2005
--------------------------------------------------------------------------------
Related Party Transactions:
     Corning sales to affiliates                     $    12          $   28
     Corning purchases from affiliates               $    21          $   12
     Dividends received from affiliates              $   129          $  134
     Royalty income from affiliates                  $    25          $   17
     Corning transfers of assets,
       at cost, to affiliates                        $    13          $   20

--------------------------------------------------------------------------------
                                                     March 31,      December 31,
                                                       2006            2005
--------------------------------------------------------------------------------
Related Party Amounts:
     Balances due from affiliates                    $     6          $   34
     Balances due to affiliates                      $    14          $   45

--------------------------------------------------------------------------------

We have contractual agreements with several of our equity investees which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our three significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. Samsung Corning Precision's results of operations follow (in millions):
--------------------------------------------------------------------------------
                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2006            2005
--------------------------------------------------------------------------------

Statement of Operations
  Net sales                                           $   495          $  317
  Gross profit                                        $   362          $  237
  Net income                                          $   285          $  165
  Corning's equity in earnings of
    Samsung Corning Precision                         $   140          $   80

Related Party Transactions:
--------------------------------------------------------------------------------
  Corning sales to Samsung Corning Precision          $    10          $   27
  Corning purchases from Samsung Corning Precision    $    17          $    8
  Dividends received from Samsung Corning Precision   $   126          $  108
  Royalty income from Samsung Corning Precision       $    19          $   13
  Corning transfers of machinery and equipment to
    Samsung Corning Precision at cost (a)             $    13          $   20
--------------------------------------------------------------------------------

(a) Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

As of March 31, 2006, balances due from Samsung Corning Precision were $12 million. No amounts were due to Samsung Corning Precision as of March 31, 2006. As of December 31, 2005, balances due to and from Samsung Corning Precision were $41 million and $18 million, respectively.

As of December 31, 2005, Samsung Corning Precision and Samsung Corning Co., Ltd. were two of approximately 30 co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors. Refer to Samsung Corning Co., Ltd. section of this note for additional information.

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of 75 billion Korean won (approximately $77 million
USD). Our ownership percentage was not affected by this capital contribution.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S. based manufacturer of silicone products. Dow Corning's results of operations follow (in millions):
--------------------------------------------------------------------------------
                                                   Three months ended March 31,
                                                   -----------------------------
                                                     2006               2005
--------------------------------------------------------------------------------

Statement of Operations:
  Net sales                                        $  1,027            $  983
  Gross profit                                     $    352            $  346
  Net income                                       $    138            $  136
  Corning's equity in earnings of Dow Corning      $     69            $   68
--------------------------------------------------------------------------------

Related Party Transactions:
--------------------------------------------------------------------------------
  Corning purchases from Dow Corning               $      3            $    3
--------------------------------------------------------------------------------

Balances due to and from Dow Corning were each $1 million as of March 31, 2006 and each $1 million as of December 31, 2005.

Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning. In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusion of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of March 31, 2006, Dow Corning had recorded a reserve for breast implant litigation of $1.8 billion and anticipates insurance receivables of $242 million. Certain commercial creditors have appealed from the denial of their claim for approximately $80 million for interest at default rates and enforcement costs. This appeal was argued in July 2005 and awaits decision. In addition, Dow Corning is vigorously resisting claims by the U.S Internal Revenue Service asserting tax deficiencies of $65 million relating to its 1995 and 1996 federal income tax returns and $117 million with respect to its 1997, 1998 and 1999 returns. Dow Corning expects that these IRS claims will be resolved for substantially less than the deficiencies claimed. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

In 1995, Corning fully impaired its investment in Dow Corning after it filed for bankruptcy protection. Corning did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that Dow Corning's emergence from bankruptcy was probable. Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $249 million.

As part of their contributions to the Plan, Corning and Dow Chemical have each agreed to provide a ten-year credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions of the Plan.

Corning received $45 million in dividends from Dow Corning in 2005.

Other - Samsung Corning Co., Ltd. (Samsung Corning)
Samsung Corning is a South Korea-based manufacturer of glass panels and funnels for cathode ray tube (CRT) television and display monitors.

Samsung Corning's results of operations follow (in millions):
--------------------------------------------------------------------------------
                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2006               2005
--------------------------------------------------------------------------------

Statement of Operations:
     Net sales                                        $  185            $  230
     Gross profit                                     $    8            $   47
     Net (loss) income                                $   (2)           $   12
     Corning's equity in (losses)
       earnings of Samsung Corning                    $  (22)           $    9
--------------------------------------------------------------------------------

Related Party Transactions:
--------------------------------------------------------------------------------
     Dividends received from Samsung Corning                                22
--------------------------------------------------------------------------------

During the first quarter of 2006, Corning reduced its investment in Samsung Corning by $21 million due to an impairment of long-lived assets incurred by Samsung Corning. This impairment charge also reduced Corning's equity earnings from Samsung Corning by $21 million.

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

In 2003 and 2005, Samsung Corning recorded significant fixed asset and other impairment charges. In the first quarter of 2006 an additional impairment charge of $21 million was recognized. As the conventional television glass market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur or Samsung Corning's long-term financial viability may come into question. These events could result in Corning incurring an impairment of its investment in Samsung Corning. Corning management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning's investment in Samsung Corning was $217 million at March 31, 2006.

As of December 31, 2005, Samsung Corning Precision and Samsung Corning were two of approximately 30 co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.42 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including Samsung affiliates' purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds are to be distributed to the Samsung affiliates. As of March 31, 2005, the shares of Samsung Life Insurance Co., Ltd. have not been sold. The suit asks for damages of approximately $4.68 billion plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.1% of the Samsung affiliates' total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning.

11.  Goodwill and Other Intangibles Assets

The changes in the carrying  amount of goodwill for the three months ended March
31, 2006 follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                    Telecom-              Display
                                                   munications          Technologies           Other (1)             Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2006                         $     118               $     9             $     150           $    277
Foreign currency translation and other
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006                          $     118               $     9             $     150           $    277
------------------------------------------------------------------------------------------------------------------------------------

(1) This balance relates to our Specialty Materials operating segment.

Other intangible assets follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                          March 31, 2006                             December 31, 2005
                                                 -------------------------------------------------------------------------------
                                                           Accumulated                                  Accumulated
                                                 Gross     Amortization      Net             Gross      Amortization      Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  143       $    91      $    52           $  143       $   88        $    55
     Non-competition agreements                     112           112                           111          111
     Other                                            4                          4                4            1              3
                                                 ----------------------------------          -----------------------------------
       Total amortized intangible assets            259           203           56              258          200             58
                                                 ----------------------------------          -----------------------------------

Unamortized intangible assets:
     Intangible pension assets                        3                          3                3                           3
                                                 ----------------------------------          -----------------------------------
Total                                            $  262       $   203      $    59           $  261       $  200        $    61
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $13 million in the year 2006, $12 million in 2007, $11 million in 2008, and insignificant thereafter.

12.  Customer Deposits

In 2005 and 2004, several of Corning's customers entered into long-term purchase and supply agreements in which Corning's Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. In the first quarter of 2006, we received a total of $13 million of deposits against orders.

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

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended         Remainder      Estimated 2007
                                    2004         2005          March 31, 2006            of 2006         and Beyond         Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received          $204         $457                $13                  $160              $105            $939
------------------------------------------------------------------------------------------------------------------------------------

The majority of customer deposits will be received through 2006. In 2005, we began issuing credit memoranda which totaled $29 million for the fiscal year 2005 and $21 million for the first quarter of 2006. These credits are not included in the above amounts.

Customer deposit liabilities were $584 million and $595 million at March 31, 2006 and December 31, 2005, respectively, of which $184 million and $40 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets.

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

13.  Employee Retirement Plans

The following table  summarizes the components of net periodic  benefit cost for
Corning's  defined  benefit  pension  and  postretirement  health  care and life insurance plans (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                  Pension benefits                        Postretirement benefits
------------------------------------------------------------------------------------------------------------------------------------
                                                    Three months                               Three months
                                                   ended March 31,                            ended March 31,
                                             -------------------------                   ------------------------
                                               2006             2005                       2006             2005
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                 $   19            $   16                    $    3           $   2
Interest cost                                    33                45                        12              12
Expected return on plan assets                  (41)              (52)
Amortization of net loss                          9                 1                         3               1
Amortization of prior service cost                2                10                        (1)             (2)
------------------------------------------------------------------------------------------------------------------------------------
Total expense                                $   22            $   20                    $   17           $  13
------------------------------------------------------------------------------------------------------------------------------------

Corning and certain of its domestic subsidiaries also offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. In response to rising health care costs, effective January 1, 2003, we changed our cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we are placing a "cap" on the amount we will contribute toward retiree medical coverage in the future. The cap will equal 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage.

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

The following table summarizes the notional amounts and respective fair values of Corning's derivative financial instruments, which mature at varying dates, at March 31, 2006 (in millions):
--------------------------------------------------------------------------------
                                         Notional Amount             Fair Value
--------------------------------------------------------------------------------
Foreign exchange forward contracts          $ 1,241                     $  19
Foreign exchange option contracts           $   385                     $   8
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

In the second quarter of 2005, Corning began using derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At March 31, 2006, the notional amount of the undesignated derivatives was $527 million.

Cash Flow Hedges
----------------
Corning has cash flow hedges that relate to foreign exchange forward and option contracts. The critical terms of each cash flow hedge are identical to the critical terms of the hedged item. Therefore, Corning utilizes the critical terms test under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the presumption is that there is no hedge ineffectiveness as long as the critical terms of the hedge and the hedged item do not change. During the first quarter of 2006, the critical terms of the hedge and the hedged item did not change. We did not have any gain or loss from hedge ineffectiveness. We did not exclude any components of a hedge's gain or loss from the assessment of hedge effectiveness.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet, until such time as the hedged item impacts earnings. At that time Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. At March 31, 2006, the amount of net gains expected to be reclassified into earnings within the next 12 months is $21 million.

Fair Value Hedges
-----------------
Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded. There were no outstanding fair value hedges as of March 31, 2006, or December 31, 2005.

Net Investment in Foreign Operations
------------------------------------
We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses included in the cumulative translation adjustment at March 31, 2006 and December 31, 2005 were $111 million and $107 million, respectively.

15.  Share-based Compensation

Stock Compensation Plans

Corning's share-based compensation programs include the following: incentive stock options, time-based restricted stock, performance-based restricted stock and the Worldwide Employee Stock Purchase Plan (WESPP). At March 31, 2006, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program and the 2003 Equity Plan for Non-Employee Directors Program. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following year. At March 31, 2006, there were 106 million shares available for grant.

On January 1, 2006 the Company adopted SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the WESPP, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company's Consolidated Statements of Operations, because the exercise price was at least equal to the market value of the common stock on the grant date. As a result, the recognition of share-based compensation cost was generally limited to the expense attributed to restricted stock awards, and stock option modifications. SFAS 123(R) is a revision of SFAS 123 and supercedes APB 25.

The Company elected to use the modified prospective transition method upon adoption of SFAS 123(R), which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

For share-based payment grants beginning December 1, 2005, the Company estimated the fair value of such grants using a lattice-based option valuation model. Prior to December 1, 2005, the Company estimated the fair value of share-based payment awards using the Black-Scholes option pricing model. Prior to January 1, 2006, these fair values were utilized in developing the Company's pro forma disclosure information required under SFAS 123.

Under SFAS 123(R), for share-based payment awards granted subsequent to January 1, 2006, the fair value of awards are expected to ultimately vest is recognized as expense over the requisite service periods. SFAS 123(R) requires forfeitures to be estimated at the time of the grant in order to estimate the amount of share-based payment awards that will ultimately vest. Forfeiture rates are based on historical rates. The estimated forfeiture rate will be adjusted if actual forfeitures differ from its original estimates. The effect of any change in estimated forfeitures would be recognized through a cumulative catch-up adjustment that would be included in compensation cost in the period of the change in estimate. For share-based payment awards granted prior to January 1, 2006, the Company will recognize the remaining unvested SFAS 123 pro forma expense according to their remaining vesting conditions.

Share-based compensation cost recognized under SFAS 123(R) for the three months ended March 31, 2006 was $32 million, and included (i) employee stock options,
(ii) time-based restricted stock, (iii)  performance-based  restricted stock and
(iv) the WESPP. Compensation cost was included in operating activities on the consolidated statements of cash flows for the three months ended March 31, 2006. No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

On November 10, 2005, The FASB issued FASB Staff Position No. SFAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company may take up to one year from initial adoption of SFAS 123(R) to evaluate its available transition alternatives and make its on-time election.

Share-based compensation expense reduced the Company's results of operations as follows (in millions, except per share amounts):
--------------------------------------------------------------------------------
                                                              Three months ended
                                                                March 31, 2006

--------------------------------------------------------------------------------
Income from continuing operations before income taxes             $     32
--------------------------------------------------------------------------------
Income from continuing operations                                 $     32
--------------------------------------------------------------------------------
Net income available to common stockholders                       $     32
--------------------------------------------------------------------------------
Earnings per Common Share - Basic:
   Income from continuing operations                              $   0.02
   Net income                                                     $   0.02
--------------------------------------------------------------------------------
Earnings per Common Share - Diluted:
   Income from continuing operations                              $   0.02
   Net income                                                     $   0.02
--------------------------------------------------------------------------------

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148) (in millions, except per share amounts):
--------------------------------------------------------------------------------
                                                              Three months ended
                                                                March 31, 2005

--------------------------------------------------------------------------------
Net income available to common stockholders, as reported            $    250
Add:  Stock-based employee compensation expense included in
  reported net income, net of related tax effects                          7
Deduct:  Total stock-based compensation expense
  determined under the fair value based method, net
  of related tax effects                                                 (23)
--------------------------------------------------------------------------------
Net income available to common stockholders, pro forma              $    234
--------------------------------------------------------------------------------
Earnings per Common Share - Basic:
   As reported                                                      $   0.18
   Pro forma                                                        $   0.17
--------------------------------------------------------------------------------
Earnings per Common Share - Diluted:
   As reported                                                      $   0.17
   Pro forma                                                        $   0.16
--------------------------------------------------------------------------------

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the three months ended March 31, 2006:
--------------------------------------------------------------------------------
                                                 Number of      Weighted Average
                                              Shares (000's)     Exercise Price
--------------------------------------------------------------------------------
Options Outstanding as of December 31, 2005       120,504              21.67
     Granted                                        2,545              22.48
     Exercised                                    (18,800)             11.98
     Forfeited and Expired                           (892)             47.44
--------------------------------------------------------------------------------
Options Outstanding as of March 31, 2006          103,357           $  23.24
--------------------------------------------------------------------------------
Options Exercisable as of March 31, 2006           85,054           $  25.36
Options Exercisable as of December 31, 2005        97,015           $  24.55
--------------------------------------------------------------------------------

The following  table  summarizes the status of the Company's stock options as of
March 31, 2006:
------------------------------------------------------------------------------------------------------------------------------------
                                          Options Outstanding                                    Options Exercisable
                    ----------------------------------------------------------   ---------------------------------------------
                        Number      Weighted-Average   Weighted-   Aggregate         Number        Weighted-       Aggregate
                       of Shares        Remaining       Average    Intrinsic        of Shares       Average        Intrinsic
     Range of         Outstanding      Contractual     Exercise      Value         Outstanding     Exercise          Value
  Exercise Prices   (in thousands)    Life in Years      Price  (in thousands)   (in thousands)      Price      (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
     $1.54 to 3.80        9,397            6.69         $ 3.31    $  222,986            6,365       $ 3.09       $  152,458
      4.06 to 6.93       13,552            6.73           4.83       301,013           13,075         4.81          290,633
      7.08 to 9.95       18,293            6.06           8.36       341,654           18,126         8.37          338,465
    10.05 to 15.87       24,386            7.31          12.54       353,603           15,113        12.65          217,464
    16.02 to 29.58       10,790            6.48          20.42        71,496            5,436        19.28           42,304
    30.01 to 59.35       11,181            4.47          46.84                         11,181        46.84
    60.24 to 74.09       15,330            4.35          69.38                         15,330        69.38
   76.03 to 111.00          428            4.42          92.26                            428        92.26
------------------------------------------------------------------------------------------------------------------------------------
                        103,357            6.11         $23.24    $1,290,752           85,054       $25.36       $1,041,324
------------------------------------------------------------------------------------------------------------------------------------

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company's average stock price on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on March 31, 2006 was approximately 63 million. The weighted average remaining contractual life on March 31, 2006 for outstanding and exercisable options is 6.11 and 5.57 years, respectively.

The weighted-average grant-date fair value for options granted for the three months ended March 31, 2006 and 2005 was $8.34 and $4.88, respectively. The total fair value of options that vested during the three months ended March 31, 2006 and 2005 was approximately $24 million and $40 million, respectively. The weighted-average fair value of options that vested during the three months ended March 31, 2006 and 2005 was approximately $2.99 and $4.24, respectively. Compensation cost related to stock options was approximately $19 million for the three months ended March 31, 2006, and zero for the quarter ended March 31, 2005.

Proceeds received from the exercise of stock options were $219 million for the three months ended March 31, 2006, which was included in financing activities on the consolidated statements of cash flows. The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was approximately $236 million and $8 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards.

Prior to January 1, 2006, all share-based awards granted by Corning specified that the employee will continue to vest in the award after retirement without providing any additional services. Corning accounts for this type of arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach"). SFAS 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). That would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Effective January 1, 2006, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. For those share-based awards granted during the three months ended March 31, 2006, Corning recognized approximately $5 million in additional compensation cost in applying the non-substantive vesting period approach versus the nominal period approach.

As of March 31, 2006, there was approximately $53 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.45 years.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans since December 1, 2005:
--------------------------------------------------------------------------------
                                                     2006                2005
--------------------------------------------------------------------------------
Expected volatility                                 38-53%              37-53%
Weighted-average volatility                           50%                 49%
Expected dividends                                     0                   0
Expected term (in years)                            3.0-5.6             3.7-4.9
Risk-free rate                                     1.0-8.1%            1.0-9.7%
Expected time to exercise (in years)                3.0-3.8             2.5-3.6
Pre-vesting departure rate                           1-4%                 3%
Post vesting departure rates                         4-7%               10-16%
--------------------------------------------------------------------------------

The fair value of each restricted stock grant under the Incentive Stock Plans beginning December 1, 2005 was estimated on the date of grant using the lattice-based valuation model and for performance based grants assumes that performance goals will be achieved. The assumptions for annual departure probability used in estimating Incentive Stock grant fair values are the same as those noted in the table above related to grants under our Stock Option Plans, for stock issued since December 1, 2005. The expected term for grants under the Incentive Stock Plans is 1 to 10 years.

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

Time-Based Restricted Stock:
----------------------------

Time-based restricted stock is issued by the Company on a discretionary basis, and is payable in shares of the Company's common stock upon vesting. The fair value is based on the market price of the Company's stock on the grant-date. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

The  following  table  represents  a  summary  of the  status  of the  Company's nonvested time-based restricted stock as of December 31, 2005, and changes during the three months ended March 31, 2006:
--------------------------------------------------------------------------------
                                                                Weighted-Average
                                                                   Grant-Date
Nonvested shares                             Shares (000's)        Fair Value
--------------------------------------------------------------------------------
Nonvested shares at December 31, 2005             861               $  11.86
Granted                                            87                  24.13
Vested                                            (55)                 14.02
Forfeited
--------------------------------------------------------------------------------
Nonvested shares at March 31, 2006                893               $  12.93
--------------------------------------------------------------------------------

As of March 31, 2006, there was approximately $5 million of unrecognized compensation cost related to nonvested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.92 years. Compensation cost related to time-based restricted stock was approximately $1 million and less than $1 million for the three months ended March 31, 2006 and 2005, respectively.

Performance-Based Restricted Stock:
-----------------------------------

Performance-based restricted stock vests upon the achievement of certain targets, and are payable in shares of the Company's common stock upon vesting typically over a three-year period. The fair value is based on the market price of the Company's stock on the grant date and assumes that the target payout level will be achieved. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting. During the performance period, compensation cost may be adjusted based on changes in the expected outcome of the performance-related target.

The following table represents a summary of the status of the Company's nonvested performance-based restricted stock units as of December 31, 2005, and changes during the three months ended March 31, 2006:
--------------------------------------------------------------------------------
                                                                Weighted-Average
                                                                   Grant-Date
Nonvested shares                            Shares (000's)         Fair Value
--------------------------------------------------------------------------------
Nonvested shares at December 31, 2005           6,718               $  14.33
Granted                                         1,300                  12.70
Vested                                           (192)                 11.84
Forfeited                                         (12)                 11.95
--------------------------------------------------------------------------------
Nonvested shares at March 31, 2006              7,814               $  14.12
--------------------------------------------------------------------------------

As of March 31, 2006, there was approximately $85 million of unrecognized compensation cost related to nonvested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.12 years. Compensation cost related to performance-based restricted stock was approximately $11 million and $5 million for the three months ended March 31, 2006 and 2005, respectively.

Worldwide Employee Stock Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter closing market price. For the three months ended March 31, 2006, approximately $2 million of compensation cost related to the WESPP was recorded, and zero for the quarter ended March 31, 2005. For the three months ended March 31, 2006, approximately 0.4 million shares were purchased by employees.

16.  Comprehensive Income

Components of comprehensive income (loss), on an after-tax basis where applicable, follow (in millions):
--------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                  ----------------------------
                                                   2006 (b)           2005 (b)
--------------------------------------------------------------------------------

Net income                                        $    257           $     250
Other comprehensive income:
   Change in unrealized gain (loss) on
     investments, net                                    1                 (33)
   Reclassification adjustment relating to
     investments included in net income, net                                19
   Change in unrealized gain on derivative
     instruments, net                                    5                  26
   Reclassification adjustment relating to
     derivatives, net                                  (11)                (13)
   Foreign currency translation
     adjustment, net (a)                                49                 (15)
   Change in minimum pension liability                  (4)                  2
--------------------------------------------------------------------------------
Total comprehensive income                        $    297           $     236
--------------------------------------------------------------------------------

(a) The initial implementation of our Taiwan subsidiary's change in its functional currency from the new Taiwan dollar to the Japanese yen effective January 1, 2005 had the effect of increasing the U.S. dollar value of its net assets and increasing accumulated other comprehensive income by $23 million. The impact of this change is included in the foreign currency translation adjustment, net amount.
(b) Other comprehensive income items in the first quarter of 2006 and 2005 include zero net tax effect. Refer to Note 6 (Income Taxes) for an explanation of Corning's tax paying position.

17.  Operating Segments

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

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as "All Other."

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

The following provides segment information reflecting these changes in the measurement of segment profit or loss for all periods presented.

Operating Segments (in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                           Display     Telecom-    Environmental     Life        All
                                                        Technologies  munications  Technologies    Sciences     Other       Total
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31, 2006
Net sales                                                 $   547      $   397       $    155     $     72   $     91    $  1,262
Depreciation (1)                                          $    62      $    42       $     20     $      5   $     10    $    139
Amortization of purchased intangibles                                  $     3                                           $      3
Research, development and engineering expenses (2)        $    30      $    20       $     30     $     13   $      8    $    101
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $     6                                           $      6
Income tax provision                                      $   (29)     $    (6)                              $     (3)   $    (38)
Earnings (loss) before minority interest and equity
  earnings (loss) (3)                                     $   275      $    (2)                   $     (5)  $      2    $    270
Minority interests                                                     $     1                               $     (2)   $     (1)
Equity in earnings (loss) of affiliated companies (4)     $   142      $     2       $     (1)               $    (13)   $    130
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   417      $     1       $     (1)    $     (5)  $    (13)   $    399
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2005
Net sales                                                 $   320      $   427       $    148     $     74   $     81    $  1,050
Depreciation (1)                                          $    41      $    46       $     17     $      5   $      9    $    118
Amortization of purchased intangibles                                  $     5                                           $      5
Research, development and engineering expenses (2)        $    21      $    17       $     23     $      8   $      7    $     76
Income tax provision                                      $    (8)     $    (8)      $     (3)    $     (1)  $     (2)   $    (22)
Earnings before minority interest and equity earnings (3) $   119      $    18       $      9     $      4   $      3    $    153
Minority interests                                                                                           $     (2)   $     (2)
Equity in earnings of affiliated companies                $    81                                            $     17    $     98
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                $   200      $    18       $      9     $      4   $     18    $    249
------------------------------------------------------------------------------------------------------------------------------------

(1) Depreciation expense for Corning's reportable segments is recorded based on the assets of each segment and also includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2) Research, development, and engineering expenses includes direct project spending which is identifiable to a segment.
(3) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(4) Includes a $21 million charge (net of tax) in All Other related to an impairment charge for Samsung Corning.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
--------------------------------------------------------------------------------
                                                 Three months ended March 31,
                                                 ----------------------------
                                                   2006               2005
--------------------------------------------------------------------------------
Net income of reportable segments               $     399           $     249
Unallocated amounts:
    Net financing costs (1)                            (8)                (37)
    Stock-based compensation expense                  (32)                 (6)
    Exploratory research                              (21)                (19)
    Corporate contributions                            (8)                 (5)
    Equity in earnings of affiliated
      companies, net of impairments                    70                  71
    Asbestos settlement (2)                          (185)                 12
    Other corporate items (3)                          42                 (15)
                                                ---------           ---------
Net income                                      $     257           $     250
--------------------------------------------------------------------------------

(1) Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2) The asbestos settlement arrangement to be incorporated into the Pittsburgh Corning Corporation (PCC) reorganization plan, when the reorganization plan becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe (PCE), and 25 million shares of Corning common stock to a trust. Corning also agreed to make cash payments over the six years from the effective date of the settlement and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of the settlement. The asbestos liability requires adjustment to fair value based upon movements in Corning's common stock price prior to contribution of the shares to the trust as well as change in the estimated fair value of the other components of the settlement offer. In the first quarter of 2006 and 2005, Corning recorded a charge of $182 million and a credit of $16 million, respectively, to reflect the movement in Corning's common stock price in each year and charges of $3 million and $4 million, respectively, to reflect changes in the estimated fair value of other components of the settlement offer.
(3) Other corporate items include the tax impact of the unallocated amounts. In addition, the following items are also included:
     . In the first quarter of 2006, a $38 million tax benefit from the release of our valuation allowance on Germany trade taxes.
     . In the first quarter of 2005, an impairment charge of $19 million for the other-than-temporary decline in our investment in Avanex below its cost basis.

Each of our reportable operating segments is concentrated across a relatively small number of customers. For the first quarter ended March 31, 2006, three customers of the Display Technologies segment, each of which accounted for more than 10% of segment net sales, accounted for 47% of total segment sales. In the Telecommunications segment, two customers, each of which accounted for more than 10% of this segment's net sales, accounted for 24% of total segment sales in the first quarter of 2006. In the Environmental Technologies segment, three customers, each of which accounted for more than 10% of segment sales, represented 74% of total segment sales for the first quarter ended March 31, 2006. In the Life Sciences segment, one customer accounted for 52% of this segment's sales for first quarter ended March 31, 2006.

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

18.  Subsequent Events

In March 2006, Corning announced an increase in the scope of Advanced Cable Systems (ACS), its venture with Hitachi Cable Ltd. (Hitachi), in Japan. Effective April 1, 2006, ACS, an equity company affiliate, will assume responsibility for optical cable and hardware and equipment sales in Japan. As a result, sales of the Telecommunications segment will be negatively impacted as ACS, which is accounted for under the equity method, begins to sell into the Japanese market. Sales of optical cable and hardware and equipment in Japan for the first quarter of 2006 were $23 million.

On April 1, 2006, Corning acquired the remaining 44% equity of Shanghai Fiber Optics Co., Ltd. (SFOC) from certain unrelated minority shareholders for approximately $15 million thereby increasing Corning's ownership of this entity to 100%.

On April 21, 2006, the Company and its audit committee concluded that the Company would restate previously issued historical financial statements to properly account for its asbestos settlement charges and liability and for its investment in and equity earnings of Pittsburgh Corning Europe (PCE) from March 31, 2003, through December 31, 2005. The Company also changed the classification of accretion on a portion of the liability to be paid in cash from interest expense to asbestos settlement expense for the same time period. See Note 2 (Restatement of Prior Period Financial Statements) to the consolidated financial statements for additional information.

On April 24, 2006, Corning repurchased $97 million of its 6.25% Euro notes due 2010. Corning expects to record a loss of approximately $8 million associated with this transaction.

On April 28, 2006, Corning notified all holders of its 8.3% fixed rate notes, due April 4, 2025, of our election to use cash to repurchase the $125 million aggregate principal amount outstanding. As provided in the indenture governing these debentures, the redemption price is 103.735 percent per $1,000 principal amount per note, together with accrued and unpaid interest to the redemption date of June 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Our key priorities for 2006 remain unchanged from the previous two years: protect our financial health, improve our profitability, and invest in the future. During the first quarter of 2006, we made the following progress against these priorities:

Financial Health
Our balance sheet remains strong, and we continued to generate positive cash flows from operating activities. Significant activities during the first quarter of 2006 follow:

..    Our debt to capital ratio declined to 23%.
..    We ended the first quarter of 2006 with $2.5 billion in cash and short-term investments. While operating cash flow was positive, cash and short-term investments increased only slightly from December 31, 2005, due to ongoing capital spending primarily in our Display Technologies segment and a capital infusion to an equity company affiliate offset by cash from stock option activity.

Profitability
For the three months ended March 31, 2006, we generated net income of $257 million or $0.16 per share compared to a net income of $250 million or $0.17 per share for the same period in 2005. The improvement in net income was due to strong volume growth in our Display Technologies segment driven by LCD monitor and TV market penetration offset by higher asbestos settlement expense. Net income for the Display Technologies segment in the first quarter of 2006 increased $217 million, or 109%, from the first quarter of 2005.

We recorded non-recurring charges in the first quarter of 2006 and 2005 which impact the comparability of both periods. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) to the consolidated financial statements for additional information.

Investing in Our Future
We continue to invest in a wide array of technologies, with a near-term focus on LCD glass substrates, diesel filters and substrates in response to tightening emissions control standards, and optical fiber and cable and hardware and equipment to enable fiber-to-the-premises.

Our research, development and engineering expenses increased by $26 million in the first quarter of 2006 when compared to the same period last year but remain relatively constant as percentage of net sales. We believe our current spending levels are adequate to enable us to execute our longer-term growth strategies.

Our capital expenditures are primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment driven by strong demand in that market segment. Total capital expenditures for the first quarter of 2006 were $280 million, of which $186 million was directed toward our Display Technologies segment. The majority of the remaining capital spending in the first quarter of 2006 was spent in our Environmental Technologies segment.

Restatement of Prior Period Financial Statements
The Company and its audit committee concluded, on April 21, 2006, that the Company would restate previously issued historical financial statements to properly account for the asbestos settlement charges and liability and for its investment in and equity earnings of Pittsburgh Corning Europe (PCE) from March 31, 2003, through December 31, 2005. The Company also changed the classification of accretion on a portion of the liability to be paid in cash from interest expense to asbestos settlement expense for the same time period.

The cumulative effect of these adjustments resulted in an increase in investments in affiliated companies of $32 million, an increase to other accrued liabilities of $154 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $1 million as of December 31, 2005. To correct these errors, the Company has restated its consolidated financial statements and, on May 9, 2006, filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. In addition, on May 9, 2006, the Company filed amended reports on Form 10-Q/A for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, to restate the financial statements provided for those quarterly periods.

The restatement adjustments had no impact on previously reported revenue, cash balances, compliance with any debt covenants, or the Company's revolving credit agreement.

All information in this document reflects the impact of the restatement described in Note 2 (Restatement of Prior Period Financial Statements) to the consolidated financial statements.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
---------------------------------------------------------------------------------------------------------
                                                             Three months ended March 31,      % Change
                                                             ----------------------------      --------
                                                                2006               2005        06 vs. 05
---------------------------------------------------------------------------------------------------------
Net sales                                                     $   1,262         $  1,050             20%

 Gross margin                                                 $     573         $    429             34%
     (gross margin %)                                               45%              41%

Selling, general and administrative expenses                  $     223         $    184             21%
     (as a % of net sales)                                          18%              18%

Research, development and engineering expenses                $     124         $     98             27%
     (as a % of net sales)                                          10%               9%

Restructuring, impairment and other charges                   $       6         $     19           (68)%
     (as a % of net sales)                                           0%               2%

Asbestos settlement                                           $     185         $   (12)        (1,642)%
     (as a % of net sales)                                          15%             (1)%

Income (loss) before income taxes                             $      56         $    101           (45)%

     (as a % of net sales)                                           4%              10%

Provision for income taxes                                    $       2         $   (19)          (111)%
     (as a % of net sales)                                           0%             (2)%

Equity in earnings of affiliated companies,
  net of impairments                                          $     200         $    169             18%
     (as a % of net sales)                                          16%              16%

Net income                                                    $     257         $    250              3%
     (as a % of net sales)                                          20%              24%
---------------------------------------------------------------------------------------------------------

Net Sales
For the three months ended March 31, 2006, the net sales increase compared to the same period in 2005 was the result of continued strong demand for LCD glass substrates in our Display Technologies segment. Net sales for all other segments were comparable to the respective prior year period. Sales growth was negatively impacted by approximately $83 million, driven by a weakening of the Japanese yen between the first quarters of 2006 and 2005.

Gross Margin
As a percentage of net sales, gross margin improved 4 percentage points in the first quarter of 2006 compared to the same period last year. The improvement in overall dollars and as a percentage of net sales was driven by increased volume in our Display Technologies segment.

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

Selling, General and Administrative Expenses
The increase in selling, general, and administrative expenses was caused principally by an increase in compensation costs including increased stock-based compensation expense as a result of the company's adoption of FAS 123R effective January 1, 2006.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Share Based Compensation
Prior to January 1, 2006, the Company accounted for share-based awards granted under the Company's stock compensation programs using the intrinsic value method in accordance with APB 25 and SFAS 123. Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company's consolidated statements of operations, because the exercise price was at least equal to the market value of the common stock on the grant date. As a result, the recognition of share-based compensation cost was generally limited to the expense attributed to restricted stock awards, and stock option modifications. As permitted under SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the notes to the Company's consolidated financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, compensation cost recognized during the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award. In accordance with the modified prospective application method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease of $0.02 in basic and diluted earnings per share for the quarterly period ended March 31, 2006. See Note 1 and Note 15 for further detail on the impact of SFAS 123(R) to the Company's condensed consolidated financial statements.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased in the first quarter of 2006 over the same period last year but remained consistent as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on the current market opportunities in those segments.

Restructuring, Impairment and Other Charges
In the first quarter of 2006, we recorded $6 million of restructuring expenses for revisions to existing plans.

In the first quarter of 2005, we recorded an impairment charge for an other-than-temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its cost basis. Our investment in Avanex was accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In the fourth quarter of 2005, we completed the sale of our remaining shares of Avanex.

Refer to Note 3 (Restructuring, Impairment and Other Charges and to the consolidated financial statements for additional information.

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

Income Before Income Taxes
In addition to items identified above, the comparability of income before income taxes in the first quarter of 2006 and 2005 was impacted by movements in foreign exchange rates. Movements in exchange rates did not have a significant impact on results for the first quarter of 2006; however, in the first quarter of 2005, we incurred an exchange rate loss of $26 million. This loss was due to the impact of currency movements on unhedged balance sheet exposures, most notably at our Taiwan subsidiary, which changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen in the first quarter of 2005. Refer to Note 1 (Basis of Presentation) to the consolidated financial statements for additional information.

Provision for Income Taxes
Our (benefit) provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                               Three months ended March 31,
                                              -----------------------------
                                                 2006               2005
--------------------------------------------------------------------------------

(Benefit) provision for income taxes          $   (2)             $   19
Effective tax rate                              (3.6%)              18.8%
--------------------------------------------------------------------------------

For the three months ended March 31, 2006, the tax benefit reflected the following items:
..    The impact of our inability to record tax benefits on net operating  losses generated in the U.S. and certain foreign jurisdictions;
..    The release of a valuation  allowance  on a portion of our German trade tax benefits; and
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements of the 2005 Form 10-K/A, most of Corning's deferred tax assets (primarily in the U.S. and Germany) were fully reserved at December 31, 2005. For the three months ended March 31, 2006, we released a valuation allowance of $38 million on a portion of our German tax benefits due to sustained profitability in certain of our German operations leading us to conclude that it is more likely than not that the underlying tax benefits are realizable. Otherwise, we expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. Until then, our tax provision will generally include only the net tax expense attributable to certain foreign operations.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in various years (2007 through 2010) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 38% and 7% for the three months ended March 31, 2006 and 2005, respectively.

Equity in Earnings of Affiliated Companies, Net of Impairments
The following provides a summary of equity in earnings of affiliated companies, net of impairments (in millions):
--------------------------------------------------------------------------------
                                                   Three months ended March 31,
                                                   ----------------------------
                                                     2006               2005
--------------------------------------------------------------------------------
Samsung Corning Precision                          $   140             $    80
Dow Corning Corporation                                 69                  68
Samsung Corning                                        (22)                  9
All other                                               13                  12
                                                   -------             -------
Total equity earnings                              $   200             $   169
--------------------------------------------------------------------------------

The improvement in equity earnings recognized from Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment. In the first quarter of 2006, Corning reduced its investment in Samsung Corning by $21 million due to an impairment of long-lived assets incurred by Samsung Corning. This impairment charge also reduced Corning's equity earnings from Samsung Corning by $21 million.

In 2003 and 2005, Samsung Corning recorded significant fixed asset and other impairment charges. In the first quarter of 2006 an additional impairment charge of $21 million (net of tax) was recognized. As the conventional television glass market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur or Samsung Corning's long-term financial viability may come into question. These events could result in Corning incurring an impairment of its investment in Samsung Corning. Corning management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning's investment in Samsung Corning was $217 million at March 31, 2006.

Refer to Note 10 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning's operating results.

Net Income
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
--------------------------------------------------------------------------------
                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2006               2005
--------------------------------------------------------------------------------

Net income                                          $   257          $     250
Basic earnings per common share                     $  0.17          $    0.18
Diluted earnings per common share                   $  0.16          $    0.17
Shares used in computing per share amounts
     Basic earnings per common share                  1,541              1,411
     Diluted earnings per common share                1,592              1,503
--------------------------------------------------------------------------------

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

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as "All Other."

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

The following discussion reflects segment information that has been restated to reflect the changes to segment performance measurement as described above.

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
--------------------------------------------------------------------------------
                                          For the three months
                                             ended March 31,           % Change
                                          --------------------         ---------
                                             2006       2005           06 vs. 05
--------------------------------------------------------------------------------

Net sales                                   $  547     $  320              71%
Income before equity earnings               $  275     $  119             131%
Equity earnings of affiliated companies     $  142     $   81              75%
Net income                                  $  417     $  200             109%
--------------------------------------------------------------------------------

The net sales increase for the first quarter of 2006 is largely reflective of the overall LCD market growth. During the first quarter of 2006, glass substrate volumes (measured in square feet of glass sold) increased 111% compared with the same period in 2005 driven by increased LCD monitor and TV market penetration, demand for larger-size substrates, and shipments of notebook computers. Weighted average selling prices decreased 10% compared to the first quarter of 2005. For the first quarter of 2006, large-size glass substrates accounted for 80% of total sales volumes, compared to 59% for the first quarter of 2005. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar - Japanese yen exchange rate. Sales growth was negatively impacted by approximately $66 million from a weakening of the Japanese yen compared to the first quarter of 2005.

For the first quarter of 2006, the increase in income before equity earnings was primarily the result of higher volumes as described above.

The increase in our equity earnings from Samsung Corning Precision for the periods presented was largely driven by the same market factors identified for our wholly-owned business. During the first quarter of 2006, Samsung Corning Precision's earnings were negatively impacted by approximately 21% from movements in exchange rates compared to the first quarter of 2005. Equity earnings from Samsung Corning Precision, denominated in Korean won, are susceptible to movements in the exchange rate between the Korean won and the U.S. dollar.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the first quarter of 2006, AU Optronics Corporation, Chi Mei Optoelectronics Corporation, and Hannstar Display Corporation, each of which accounted for more than 10% of segment net sales, accounted for 47% of total segment sales. In addition, Samsung Corning Precision's sales are concentrated across a small number of its customers. In the first quarter of 2006, sales to three LCD panel makers located in Korea, Samsung Electronics Co., Ltd., LG Phillips LCD Co., and Dong Woo STI, accounted for 99% of total Samsung Corning Precision sales.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment will supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. In the first quarter of 2006, Corning received $13 million of deposits and issued $21 million in credit memoranda. Refer to Note 12 (Customer Deposits) to the consolidated financial statements for additional information.

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

In February 2006, Corning announced that its board of directors had approved funding for a new LCD glass substrate finishing facility in the People's Republic of China.

Outlook:
--------
We expect to see a continuation of the overall industry growth and the trend toward large-size substrates allowing our customers to more effectively and efficiently produce both large and small sized panels. The Company now estimates that LCD glass market volume will grow 40% to 50% in 2006. This market growth is expected to occur at varying rates in the principal LCD markets of Japan, Taiwan, China and Korea. Sales of our wholly-owned business are primarily to panel and color filter manufacturers in Japan, Taiwan, and China while customers in Korea are serviced by Samsung Corning Precision. The actual growth rates in these markets will impact our sales and earnings performance.

For the second quarter of 2006, we expect volumes for our wholly-owned business and Samsung Corning Precision to be flat to up 5% in the aggregate, compared to the first quarter of 2006. Pricing in the second quarter is expected to decline, resulting in second quarter sales consistent with the first quarter. In addition, a power outage at our plant in Japan is expected to negatively impact second-quarter earnings resulting from a limitation on production and from equipment repair costs. In late 2005, we began production at our new Taichung, Taiwan manufacturing facility. The ramp of production and our ability to efficiently start up operations may impact profitability in 2006. There can be no assurance that the end-market rates of growth will continue at the high rates experienced in recent quarters, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth, and it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
--------------------------------------------------------------------------------
                            For the three months ended March 31,       % Change
                            ------------------------------------       ---------
                                 2006                2005              06 vs. 05
--------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable     $     205           $    212                (3)%
   Hardware and equipment            192                215               (11)%
                               ---------           --------
     Total net sales           $     397           $    427                (7)%
                               =========           ========

Net income                     $       1           $     18               (94)%
--------------------------------------------------------------------------------

The segment sales decline was largely driven by lower prices and a decline in hardware and equipment sales due to lower sales to Verizon Communications Inc. (Verizon) when compared to strong Verizon shipments in the first quarter of 2005. The first quarter 2005 included the ramp-up of Verizon's fiber-to-the-premises program. Movements in foreign exchange rates, primarily the Euro and Japanese yen, did not have a significant impact on sales for the first quarter of 2006 when compared to the same period last year.

Net income for the first quarter of 2006 decreased $17 million from the previous year due largely to lower hardware and equipment volumes and price declines partially offset by fiber and cable volume gains. Movements in exchange rates did not significantly impact the results for this operating segment.

The Telecommunications segment has a concentrated customer base. For the first quarter of 2006, two customers of the Telecommunications segment, each of which accounted for more than 10% of segment net sales, represented 24% of total segment sales.

Outlook:
--------
In March 2006, Corning announced an increase in the scope of Advanced Cable Systems (ACS), its venture with Hitachi Cable Ltd. (Hitachi), in Japan. Effective April 1, 2006, ACS, an equity company affiliate, will assume responsibility for optical cable and hardware and equipment sales in Japan. As a result, sales of the Telecommunications segment will be negatively impacted as ACS, which is accounted for under the equity method, begins to sell into the Japanese market. Sales of optical cable and hardware and equipment in Japan for the first quarter of 2006 were $23 million.

For the second quarter of 2006, we expect net sales to increase 10% to 15% from the first quarter of 2006, driven by increased hardware and equipment sales. Fiber and cable sales are expected to be up from the first quarter of this year and hardware and equipment sales are expected to increase. Fiber-to-the-premises sales to Verizon continue to be dependent on Verizon's planned targets for homes passed and connected in 2006 which are currently expected to be strong. Changes in the expected Verizon deployment plan, or additional reductions in their inventory levels of fiber-to-the-premises products, could affect the sales level.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (in millions):
--------------------------------------------------------------------------------
                         For the three months ended March 31,        % Change
                         ------------------------------------        ---------
                              2006                  2005             06 vs. 05
--------------------------------------------------------------------------------

Net sales:
   Automotive               $     121             $    127               (5)%
   Diesel                          34                   21               62%
                            ---------             --------
     Total net sales        $     155             $    148                5%
                            =========             ========

Net (loss) income           $      (1)            $      9             (111)%
--------------------------------------------------------------------------------

Sales of this segment for the first quarter of 2006 were slightly higher than the same period last year. The decline in automotive sales was caused by reduced volumes due largely to a lackluster automotive market in North America. Diesel products sales growth was buoyed by demand from heavy-duty diesel retrofit markets particularly in Asia and from the sales of our recently launched light-duty diesel filter product line. The Company continues to negotiate with several diesel engine manufacturers to develop supply agreements for 2007 model year platforms when tighter emission requirements in the U.S. are expected to become effective. Negotiations are ongoing and will likely continue through the next several quarters. Movements in exchange rates did not have a significant impact on sales for this segment.

For the first quarter of 2006, the decrease in net income compared to the same period last year was primarily the result of higher engineering and manufacturing start-up costs to support increasing production levels for diesel products. Movements in foreign exchange rates did not significantly impact net income (loss) for the comparable periods.

The Environmental Technologies segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the first quarter of 2006, three customers of the Environmental Technologies segment, each of which accounted for more than 10% of segment net sales, accounted for 74% of total segment sales.

Outlook:
--------
For the second quarter of 2006, we expect net sales to be down slightly from those of the first quarter. Both automotive substrate and diesel product sales are expected to be down slightly from the first quarter of 2006. A portion of our automotive products are sold to US auto manufacturers, and as a result, changes in automotive production by these manufacturers could adversely impact sales and net income of this segment.

Life Sciences
The following table provides net sales and other data for the Life Sciences segment (in millions):
--------------------------------------------------------------------------------
                       For the three months ended March 31,            % Change
                       ------------------------------------            ---------
                            2006                  2005                 05 vs. 04
--------------------------------------------------------------------------------

Net sales                 $      72             $     74                   (3)%
Net (loss) income         $      (5)            $      4                 (225)%
--------------------------------------------------------------------------------

Net sales for the first quarter of 2006 were down slightly when compared to the same period in 2005 due to lower volumes in the US offset by incremental volume gains in international markets and higher prices. Movements in foreign exchange rates did not have a significant impact on the comparability of sales.

For the first quarter of 2006, the net loss compared to income in the respective 2005 period was largely attributable to lower volume, higher materials costs, and new product development spending.

In the Life Sciences segment, one customer accounted for 52% of this segment's net sales in the first quarter of 2006.

Outlook:
--------
For the second quarter of 2006, we expect net sales to be slightly higher than the first quarter of 2006 due to increased volumes in North America and Europe.

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

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended         Remainder      Estimated 2007
                                      2004       2005          March 31, 2006            of 2006         and Beyond         Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received            $204       $457                $13                  $160              $105            $939
------------------------------------------------------------------------------------------------------------------------------------

The majority of the remaining customer deposits will be received through 2006. In 2005, we issued $29 million in credit memoranda. In the first quarter of 2006, we issued $21 million in credit memoranda. These credit amounts are not included in the above amounts, and were applied against customer receivables.

In 2006, we expect to issue credits approximately equal to the amount of deposits expected to be received in 2006.

Financing Structure
In the first quarter of 2006, we did not have any significant financing activities.

On April 24, 2006, Corning repurchased $97 million of its 6.25% Euro notes due 2010.

On April 28, 2006, Corning notified all holders of its 8.3% fixed rate notes, due April 4, 2025, of our election to use cash to repurchase the $125 million aggregate principal amount outstanding. As provided in the indenture governing these debentures, the redemption price is 103.735 percent per $1,000 principal amount per note, together with accrued and unpaid interest to the redemption date of June 1, 2006.

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

In the first quarter of 2005 we entered a written agreement with a group of banks on a new revolving credit facility. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, a leverage ratio and an interest coverage ratio, both with which we are in compliance and also includes restrictions on the declaration of dividends. Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005.

Capital Spending
Capital spending totaled $280 million and $323 million in the first quarter of 2006 and 2005, respectively. Our 2006 capital spending program is expected to be in the range of $1.3 billion to $1.5 billion. Of this amount, approximately $900 million to $1.1 billion will be used to expand manufacturing capacity for LCD glass substrates in the Display Technologies segment and approximately $200 million will be directed toward our Environmental Technologies segment.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                        As of March 31,       As of December 31,
                                        ---------------       ------------------
                                             2006                    2005
--------------------------------------------------------------------------------

Working capital                            $  1,661                $  1,490
Working capital, excluding cash,
  cash equivalents, and
  short-term investments                   $  (817)                $  (944)
Current ratio                                 1.7:1                   1.6:1
Trade accounts receivable,
   net of allowances                       $    696                $    629
Days sales outstanding                           50                      49
Inventories                                $    616                $    570
Inventory turns                                 4.6                     4.7
Days payable outstanding                         90                      89
Long-term debt                             $  1,788                $  1,789
Total debt to total capital                     23%                     25%
--------------------------------------------------------------------------------

Credit Rating
Our credit ratings were updated from those disclosed in our 2005 Annual Report on Form 10-K/A as follows:
--------------------------------------------------------------------------------
RATING AGENCY                                 Rating
Last Update                               Long-Term Debt              Outlook
--------------------------------------------------------------------------------

Fitch                                           BBB                   Stable
    April 26, 2006

Standard & Poor's                               BBB                   Stable
    April 10, 2006

Moody's                                        Baa3                   Stable
    September 20, 2005
--------------------------------------------------------------------------------

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

Off Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in off balance sheet arrangements disclosed in our 2005 Annual Report on Form 10-K/A under the caption "Off Balance Sheet Arrangements."

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2005 Annual Report on Form 10-K/A under the caption "Contractual Obligations."

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2005 Annual Report on Form 10-K/A and remain unchanged through the first quarter of 2006.

SFAS 123R was adopted on January 6, 2006. Refer to Note 1 and 15 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the first quarter of fiscal 2006 that had a material effect on our financial condition and results of operations.

NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," (APB 20) and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS 154 beginning January 1, 2006, Corning has applied the standard's guidance to changes in accounting methods as required. The adoption of SFAS 154 was not material to Corning's consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS
155). SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." Corning does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" (SFAS 156). This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Corning adopted SFAS No. 156 on January 1, 2006. The impact of adopting SFAS 156 was not material to Corning's consolidated results of operations and financial condition.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $13 million (undiscounted) for the estimated liability for environmental cleanup and related litigation at March 31, 2006. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

Many  statements  in  this  Quarterly  Report  Form  10-Q  are   forward-looking
statements. These typically contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first three months of 2006. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2005 Annual Report on Form 10-K/A.


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

The evaluation has been completed, and management, under the direction of its principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based upon this evaluation and as a result of the material weaknesses discussed below, the Company's principal executive and principal financial officers, have concluded that its disclosure controls and procedures were not effective as of March 31, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute material weaknesses in internal control over financial reporting at March 31, 2006:

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


(c) Changes in internal control over financial reporting

No changes in the Company's internal control over financial reporting occurred during the quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued $13 million (undiscounted) for its estimated liability for environmental cleanup and litigation at March 31, 2006. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning. In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusion of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of March 31, 2006, Dow Corning had recorded a reserve for breast implant litigation of $1.8 billion and anticipates insurance receivables of $242 million. Certain commercial creditors have appealed from the denial of their claim for approximately $80 million for interest at default rates and enforcement costs. This appeal was argued in July 2005 and awaits decision. In addition, Dow Corning is vigorously resisting claims by the U.S Internal Revenue Service asserting tax deficiencies of $65 million relating to its 1995 and 1996 federal income tax returns and $117 million with respect to its 1997, 1998 and 1999 returns. Dow Corning expects that these IRS claims will be resolved for substantially less than the deficiencies claimed. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,300 other cases (approximately 43,600 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

Since March 28, 2003, we have recorded total net charges of $1,003 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the fair value of 25 million shares of our common stock (totaling $849 million at March 31, 2006) is recorded in the other accrued liabilities component in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $154 million at March 31, 2006), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made final oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. In mid-April 2005, the proponents of the PCC Plan requested that the court rule on the pending objections. On February 28, 2006, the Bankruptcy Court requested the Plan proponents to delete references to
Section 105(a) of the Bankruptcy Code and resubmit the Plan. On February 28, 2006, the Bankruptcy Court requested the proponents to amend and refile the PCC Plan. In late April 2006, the Bankruptcy Court allowed another round of briefing on the objections leading to additional oral arguments expected to be scheduled in July 2006. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

Astrium. In December 2000, Astrium, SAS and Astrium, Ltd. filed a complaint in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries (prior to Corning's acquisition of NetOptix) with the result that the amount of electricity the satellite can produce is allegedly materially reduced, which then reduces the effective life and value of each satellite. NetOptix has denied causing the damages alleged and denied legal liability. In 2002, co-defendant Pilkington settled for $20 million and is no longer in this case. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants on the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. The
Circuit Court had stayed the appeal pending a decision in the Robinson case before the California Supreme Court involving similar issues of law. The Robinson case was decided on December 23, 2004 and reversed. The Court granted the defendants' request for a briefing schedule under which all appellate briefing was completed by March 15, 2006. In its appellate briefing, NetOptix continued to advocate for affirmance of the lower court's ruling. Oral argument is not likely to be set by the Ninth Circuit until the second half of 2006.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. As of March 31, 2005, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.42 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including Samsung affiliates' purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds are to be distributed to the Samsung affiliates. As of March 31, 2005, the shares of Samsung Life Insurance Co., Ltd. have not been sold. The suit asks for damages of approximately $4.68 billion plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.1% of the Samsung affiliates' total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning Incorporated.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz
v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. In March 2006, the District Court allowed two cross-claims for contribution against Corning and in April 2006, a second amended third-party complaint for contribution against Corning.

In March 2006, Corning was named as an additional party defendant in two actions, Bendik and Pote, filed in the Circuit Court of Cook County, Illinois, claiming an unspecified amount of damages and asserting personal injury and wrongful death against a number of corporate defendants as a result of alleged ground water contamination by releases of hazardous substances from manufacturing operations at the Ellsworth Industrial Park site. The sole basis of liability against Corning in all of these cases is the claim of several corporate defendants that Corning is the successor to Harper-Wyman Company. Corning has denied these allegations and management intends to vigorously contest all claims against Corning. Management is not able at this time to estimate the range of outcomes in this matter.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2005 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factor information disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

The Company has material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the financial statements.

Management has identified material weaknesses in our internal control over financial reporting as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2 that resulted in the restatement of the Company's annual consolidated financial statements as of and for the years ended December 31, 2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the quarterly periods in the years ended December 31, 2005 and 2004. See "Item 9A. Controls and Procedures."

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

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional significant deficiencies or material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the Company's financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company's internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal first quarter of 2006:

Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                Purchased (a)         Share (a)          Announced Plan (b)             Under the Plan (b)
------------------------------------------------------------------------------------------------------------------------------------
January 1-31, 2006                       262,285             $23.65                    0                              $0
February 1-28, 2006                      202,715             $24.21                    0                              $0
March 1-31, 2006                          54,414             $26.74                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                    519,414             $24.92                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

(a) This column reflects the following transactions during the fiscal first quarter of 2006: (i) the deemed surrender to us of 457,793 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 61,621 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b) During the quarter ended March 31, 2006, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

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

        3(ii) 3 Amendment to Article III, Section 8, of Bylaws of Corning Incorporated effective as of April 27, 2006 (Incorporated by reference to Exhibit 99.1 of Corning's Current Report on Form 8-K filed on May 1, 2006).

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








                                                 CORNING INCORPORATED
                                                     (Registrant)






 May 10, 2006                                     /s/ JAMES B. FLAWS
--------------                         -----------------------------------------
     Date                                           James B. Flaws
                                       Vice Chairman and Chief Financial Officer
                                             (Principal Financial Officer)




 May 10, 2006                                     /s/ JANE D. POULIN
--------------                         -----------------------------------------
     Date                                           Jane D. Poulin
                                               Chief Accounting Officer
                                            (Principal Accounting Officer)




 May 10, 2006                                   /s/ KATHERINE A. ASBECK
--------------                         -----------------------------------------
     Date                                        Katherine A. Asbeck
                                            Senior Vice President - Finance

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number    Exhibit Name                                           Page
--------------    ------------                                           ----

  3 (ii) 1        Bylaws of Corning effective as of December 6, 2000      57
                  (Incorporated by reference to Exhibit 3(ii) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

  3 (ii) 2        Amendment to Article III, Section 9, of Bylaws of       69
                  Corning effective as of February 5, 2003
                  (Incorporated by reference to Exhibit 3(ii)2 of Corning's Annual Report on Form 10-K for the year ended December 31, 2003).

   3(ii) 3        Amendment to Article III, Section 8, of Bylaws of       70
                  Corning Incorporated effective as of April 27, 2006 (Incorporated by reference to Exhibit 99.1 of Corning's Current Report on Form 8-K filed on
                  May 1, 2006).

     12           Computation of Ratio of Earnings to Fixed Charges       71

    31.1          Certification of Chief Executive Officer Pursuant       72
                  to Rule 13a-14(a) under the Exchange Act

    31.2          Certification of Chief Financial Officer Pursuant       73
                  to Rule 13a-14(a) under the Exchange Act

     32           Certification Pursuant to 18 U.S.C. Section 1350        74

                                                                Exhibit 3 (ii) 1

                              CORNING INCORPORATED

                                   -----------

                                     BY-LAWS
                                   -----------


                                   ARTICLE I.

                           Offices of the Corporation

ss.1.  Principal  Office.  The  principal  office and place of  business  of the
       -----------------
corporation shall be located in the City of Corning, Steuben County, New York.

ss.2. Other Offices. The Board of Directors may establish and discontinue,  from
      -------------
time to time, other offices and places of business as it deems advisable and proper for the conduct of the company's business.

                                   ARTICLE II.

                            Meetings of Stockholders

ss.1.  Place of Meeting.  All meetings of stockholders of the corporation may be
       ----------------
held at such place, within or without the State of New York, as may be fixed from time to time by the Board of Directors.

ss.2.  Annual Meeting.  The annual meeting of  stockholders  for the election of
       --------------
directors and consideration of such other business as may come before the meeting shall be held on the last Thursday in April of each year, or on such other day, which shall not be a legal holiday, as shall be determined by the Board of Directors. Any previously scheduled annual meeting of stockholders may be postponed by resolution of the Board of Directors upon public notice given prior to the date previously scheduled for such annual meeting of stockholders.

ss.3.  Special  Meetings.  Special meetings of the stockholders may be called at
       -----------------
any time by the Chairman of the Board, the Chairman of the Executive Committee, a Vice Chairman or the President and shall be called by the Secretary or an Assistant Secretary upon order of the Board of Directors, the Chairman of the Board of Directors or a majority of the directors.

ss.4.  Notice of  Meetings.  Notice of each  annual or  special  meeting  of the
       -------------------
stockholders shall be served either personally or by mail or electronically upon each stockholder entitled to vote thereat. If served by mail, the notice shall be sent postpaid addressed to the stockholder at his address as it appears on the stock record of the corporation. If served electronically, the notice shall be sent to the e-mail or electronic address on file with the Corporation and verified as accurate and current prior to such service. Service of such notice shall be made not less than ten nor more than sixty days before the meeting date, unless the meeting is to be held elsewhere than at the principal office, in which case service of the notice shall be made not less than twenty nor more than sixty days before the meeting.

ss.5.  Waiver of Notice.  Notice of meeting need not be given to any stockholder
       ----------------
who submits a signed waiver of notice, in person or by proxy, either before or after the meeting. The attendance of any stockholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him.

ss.6. Chairman and Secretary of Meeting. The Chairman of the Board of Directors,
      ---------------------------------
or, in his absence and in the order named, the Chairman of the Executive Committee, a Vice Chairman or the President present at the meeting shall call to order and preside at all meetings of stockholders, and the Secretary of the corporation, or in his absence, the senior of the Assistant Secretaries (determined by the order of their election) present at the meeting shall act as secretary.

ss.7.   Stockholders   Entitled  to  Vote.  Unless  otherwise  provided  in  the
        ---------------------------------
Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law, every stockholder of record shall be entitled at every meeting of the corporation to one vote for every share of stock standing in his name on the books of the corporation. The Board of Directors may prescribe a period, not exceeding sixty days prior to the date of any meeting of the stockholders or prior to the last day on which the consent or dissent of a stockholder may be effectively expressed for any purpose without a meeting, during which no transfer of stock on the books of the corporation may be made; or in lieu of prohibiting the transfer of stock may fix a time not more than sixty days prior to the date of any meeting of stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting as the time as of which stockholders entitled to notice of and to vote at such a meeting or whose consent or dissent is required or may be expressed for any purpose, as the case may be, shall be determined, and all persons who were holders of record of voting stock at such time and no others shall be entitled to notice of and to vote at such meeting or to express their consent or dissent as the case may be.

ss.8.  Quorum  and  Adjournment.  Holders  of  a  majority  of  the  issued  and
       ------------------------
outstanding stock entitled to vote at the meeting shall constitute a quorum at all meetings, except as otherwise provided by law, by the Preliminary Certificate of Consolidation forming this corporation or by these By-Laws. If, however, such majority, represented either in person or by proxy, be not present at any meeting, the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting from time to time, without other notice than announcement at the meeting, until the requisite amount of voting stock shall be present; provided, however, that any stockholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the Chairman of the meeting. When the requisite amount of voting stock is present at an adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally called.

ss.9. Vote of Stockholders.  At each meeting of stockholders,  every stockholder
      --------------------
entitled to vote shall have the right to vote in person or by proxy duly appointed by an appropriate instrument, such as a writing, a telegram, a cablegram or other means of electronic transmission, in each case subscribed by or on behalf of such stockholder, and dated not more than eleven months prior to the meeting, unless such instrument provides for a longer period. The vote for directors shall be by ballot. In a vote by ballot each ballot shall state the number of shares voted and the name of the shareholder or proxy voting. Except as otherwise provided by law, or by the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law, all elections and all questions shall be decided by a majority vote of the stock present.

                                  ARTICLE III.

                                    Directors

ss.1. Election and Term.
      -----------------

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

ss.2. Nominations and Stockholder Business.
      ------------------------------------

(a) Annual Meeting of Stockholders.
    ------------------------------

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

(b) Special Meetings of Stockholders. Only such business shall be conducted at a
    --------------------------------
special meeting of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the corporation's notice of meeting (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the corporation who is a stockholder of record at the time of giving of notice provided for in this Section 2, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2. Nominations by stockholders of persons for election to the Board of Directors may be made at such a special meeting of stockholders if the stockholder's notice required by paragraph (a)(2) of this Section 2 shall be delivered to the Secretary at the principal executive offices of the corporation not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

(c) General.
    -------

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

ss.3.  Qualification.  Directors  need not be  stockholders.  Acceptance  of the
       -------------
office may be expressed orally or in writing, except as otherwise provided in these By-Laws.

ss.4. Number. The number of directors constituting the Board of Directors of the
      ------
corporation shall be not less than nine nor more than twenty-four, the exact number within such minimum and maximum limitations to be fixed from time to time by the Board of Directors pursuant to a resolution adopted by the affirmative vote of a majority of the whole Board of Directors; and such exact number shall be twenty-one unless otherwise determined by a resolution so adopted by a majority of the whole Board of Directors. As used in these By-Laws, the terms "whole Board of Directors" and "whole Board" mean the total authorized number of directors which the corporation would have if there were no vacancies.

ss.5. Vacancies. Subject to the rights of the holders of any series of Preferred
      ---------
Stock or any other class of capital stock of the corporation (other than the Common Stock) then outstanding, vacancies in any class of directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall, if occurring prior to the expiration of the term of office of such class, be filled only by the affirmative vote of a majority of the remaining directors of the whole Board of Directors then in office, although less than a quorum or by the sole remaining director. Any director so elected shall hold office until the next annual meeting of stockholders and until his successor is elected and qualified.

ss.6.  Removal of Directors.  Subject to the rights of the holders of any series
       --------------------
of Preferred Stock or any other class of capital stock of the corporation (other than the Common Stock) then outstanding, (i) any director, or the whole Board of Directors, may be removed by the stockholders from office at any time prior to the expiration of his term of office, but only for cause and only by the affirmative vote of the holders of record of outstanding shares representing a majority of the voting power of all of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors, and
(ii) any director may be removed from office by the affirmative vote of a majority of the whole Board of Directors, at any time prior to the expiration of his term of office, but only for cause.

ss.7.  General Powers.  The business,  properties and affairs of the corporation
       --------------
shall be managed by the Board of Directors. Notwithstanding any other provision of the Preliminary Certificate of Consolidation and these By-Laws and subject to the other provisions of Sections 1(a) and (b), 4, 5 and 6 of this Article III, the Board of Directors shall determine the rules and procedures that shall affect the directors' power to manage and direct the business and affairs of the corporation. Without limiting the foregoing, the Board of Directors shall designate and empower committees of the Board of Directors, shall elect and empower the officers of the corporation and fix their salaries and other compensation, may appoint and empower other officers and agents of the corporation, may grant general or limited authority to its Chairman, the Chairman of the Executive Committee, the Vice Chairmen, the President and the Group Presidents and other officers and agents of the corporation to make, execute and deliver contracts and other instruments and documents in the name and on behalf of the corporation and under its seal without specific authority in each case, and shall determine to the extent not inconsistent with these By-Laws the time and place of, and the notice requirements for, Board meetings, as well as quorum and voting requirements for, and the manner of taking, Board action. In addition, the Board may exercise all of the powers of the corporation and do all lawful acts and things which are not reserved to the stockholders by statute, the Preliminary Certificate of Consolidation or the By-Laws.

ss.8. Executive Committee.  The Board of Directors may, by resolution adopted by
      -------------------
vote of a majority of the whole Board, appoint an Executive Committee, to consist of the Chairman of the Board of Directors ex officio, the chief executive officer of the corporation and at least one other Director, which shall be empowered to perform such functions as may be delegated to it by the Board. The Chairman of the Board of Directors shall act as chairman of the Executive Committee unless another member shall have been appointed chairman by the Board of Directors.

ss.9. Audit Committee.  The Board of Directors,  not later than April 30 in each
      ---------------
year, shall by resolution adopted by vote of a majority of the whole Board appoint an Audit Committee to consist of three or more Directors (none of whom shall be an officer of the corporation or of any of its subsidiary companies) and may appoint one of the members of such Committee to be its Chairman. The Committee shall recommend, annually, a firm of certified public accountants to be appointed by the Board of Directors to audit the books and accounts of the corporation and its subsidiary companies and to report to the Committee. The Committee shall confer with such accountants and shall determine the scope of the audits of the books and accounts of the corporation and its subsidiary companies and shall bring to the attention of the Board of Directors those items relating to the audits or the corporation's accounting practices which the Committee and the auditors believe to merit Board review. As soon as practicable after the close of each fiscal year the Committee shall transmit to the Board of Directors the consolidated balance sheet of the corporation and its subsidiary companies as at the end of each such fiscal year and related statements of consolidated income and surplus for such year, with the certificate of the accountants with respect thereto; and such financial statements and certificate shall be incorporated in the Annual Report to the stockholders of the corporation. The Audit Committee shall establish the rules for the conduct of its meetings; shall keep minutes of its acts and proceedings, which in each instance shall be reported at the next meeting of the Board of Directors; and shall appoint one of its members to act as its Secretary.

ss.10. May Adopt Savings Plans and Sell Stock to Employees.  The Board may, from
       ---------------------------------------------------
time to time, adopt, modify and discontinue savings plans for the promotion of saving and thrift among the company's employees and make reasonable contributions on behalf of the corporation for such purposes. It may also sell Preferred stock to the employees on an installment basis whereby payments therefor are deducted from salaries and wages. In addition it may, from time to time, issue and sell over a period of time and on a deferred payment basis unissued common stock, for not less than the par value thereof but for less than its market value, to employees of the company, as it may deem advisable for the best interests of the corporation. The term "employees" as used in this section shall include officers and directors.

ss.11. May Make Provision for the Payment of Retirement Annuities or Pensions to
       -------------------------------------------------------------------------
Employees.  The Board may from time to time make such  provision for the payment
---------
of retirement annuities or pensions to the employees of the company including officers of the company, as in its discretion the Board may deem advisable and the Board may from time to time adopt and carry out any plan or plans of providing such annuities or pensions or modify, discontinue or terminate any such plan as may then be in force. If any such retirement annuity or pension plan entitles members of the Board to participate as employees of the company, every member of the Board shall be entitled to vote upon any matter relating to the adoption, administration, carrying out, modification, discontinuance or termination of any such plan. The Board shall have power to appropriate funds of the company to defray, in whole or in part, the cost of providing any such retirement annuities or pensions which may be based upon services rendered by employees prior to the date of establishment or modification of such plan and upon services to be rendered thereafter prior to the retirement date provided therein and may obligate the company to make payments toward defraying any such expenses over a period of years, subject always to the power of the Board in its discretion to modify, discontinue and terminate any such plan to the extent then permitted in existing tax or other laws. The Board shall have full power in its discretion to provide for the administration of any such retirement annuity or pension plan and the investment and reinvestment of funds therein by an insurance company, trustee, or other agency under such terms and conditions as the Board may deem advisable or to provide for the administration of such plan and the investment and reinvestment of the funds therein by the company. The Board shall have full power in its discretion to delegate to such committees, individuals or independent consultants such part of the carrying out of such plan as in its discretion it may deem advisable.

ss.12.  Meetings  of the  Board;  Quorum  and  Manner  of  Acting.  The Board of
        ---------------------------------------------------------
Directors may meet and organize immediately after and at the place where the annual meeting of stockholders is held, without notice of such meeting, provided a majority of the whole Board shall be present. Regular meetings of the Board may be held without notice at such time and place as from time to time may be determined by the Board. Special meetings of the Board or of any Committee thereof may be called by the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President and shall be called by the Secretary or, in his absence, an Assistant Secretary, on the written request of any two directors. Notice of any special meeting of the Board or any Committee thereof shall be mailed to each director, or each Committee member, including alternates as the case may be, addressed to him at his residence or usual place of business, not later than the second day before the day on which the meeting is to be held, or shall be sent to him at such place by rapifax, by telegraph, or by other means such as electronic advice or be delivered personally, or by telephone, not later than the day before the day on which the meeting is to be held. Notice of any meeting of the Board or of any Committee need not be given, however, to any director, if waived by him in writing, either before or after such meeting be held, or if he shall be present at the meeting; and any meeting of the Board of Directors or of any Committee shall be a legal meeting without any notice thereof having been given, if all the members shall be present thereat. A majority of the directors in office at the time of any regular or special meeting of the Board or any Committee thereof shall be present in person at such meeting in order to constitute a quorum for the transaction of business. Any one or more directors or Committee members may participate in any meeting of the Board or any Committee thereof by means of a conference telephone or similar communications equipment permitting all persons participating in such meeting to hear each other at the same time, participation by such means to constitute presence in person at such meeting. Except as otherwise required by statute or by the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law or by the By-Laws, the act of a majority of the directors or Committee members present at any such meeting at which a quorum is present shall be the act of the Board of Directors or any Committee thereof. In the absence of a quorum, a majority of the directors or Committee members present may adjourn the meeting from time to time until a quorum be had. Notice of any adjourned meeting need not be given. Action by the Board or any Committee thereof may be taken without a meeting provided that all members of the Board or Committee consent in writing to the adoption of a resolution authorizing such action, such resolution and written consent thereto by the directors or Committee members to be filed with the minutes of the proceedings of the Board or Committee.

ss.13.  Directors' Fees. In consideration of his serving in such capacity,  each
        ---------------
director of the corporation, other than directors who are officers of the corporation or any of its subsidiary companies, shall be entitled to receive an annual fee in such amount and payable in such installments, as the Board of Directors, by vote of a majority of the whole Board, may from time to time determine. The Board of Directors shall also have authority to determine, from time to time, the amount of compensation which shall be paid to its members for attendance at meetings of any committee of the Board as well as to any director rendering special services to the corporation.

                                   ARTICLE IV.

                                    Officers

ss.1.  Officers.  The elected officers of the corporation shall be a Chairman of
       --------
the Board of Directors (who shall be a director), a Chairman of the Executive Committee, one or more Vice Chairmen, a President or one or more Group Presidents, a Controller, a General Counsel, a Secretary and a Treasurer. The Board of Directors may elect or appoint an Honorary Chairman of the Board of Directors, an Honorary Vice Chairman of the Board of Directors, an Honorary Chairman of the Executive Committee, one or more Honorary Vice Presidents, and corresponding Officers Emeriti: and either the Board of Directors or the Executive Committee may elect or appoint one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Controllers, and such other assistant officers and agents as, from time to time, may appear to be necessary or advisable in the conduct of the affairs of the Corporation. The Board of Directors may designate an officer as the principal or chief executive officer of the corporation who, under the direction of the Board of Directors, shall have the general management, direction and superintendence of the business and affairs of the corporation. The Board of Directors may also designate an officer (or two or more officers acting together) as the principal operating officer of the corporation with responsibility for the business, property and affairs of the corporation. Either the Board of Directors or the Executive Committee may designate one or more officers or assistant officers as the principal financial officer of the corporation or the principal accounting officer of the corporation. The same person may be elected or appointed to two or more offices except that no person shall simultaneously hold the offices of President or Group President and Secretary. So far as practicable, all elected officers shall be elected at the organization meeting of the Board, in each year, and shall hold office until the organization meeting of the Board in the next subsequent year and until their respective successors are chosen; but any officer, elected or appointed, may be removed at any time, either for or without cause, by vote of a majority of the whole Board of Directors, at any meeting. All officers shall hold office during the pleasure of the Board. If any vacancy occurs in any office, the Board of Directors or the Executive Committee, as provided above, may elect or appoint a successor to fill such vacancy for the remainder of the term.

ss.2. Chairman of the Board of Directors. The Chairman of the Board of Directors
      ----------------------------------
shall preside, when present, at all meetings of the Board of Directors and of the shareholders and at all meetings of the Executive Committee in the absence of a chairman of such Committee appointed by the Board. He shall have such further powers and duties as may be given to him by the Board of Directors or the Executive Committee.

ss.3.  Chairman  of the  Executive  Committee.  The  Chairman  of the  Executive
       --------------------------------------
Committee shall preside, when present, at all meetings of the Executive Committee. He shall act in a general consultative and advisory capacity to the Chairman of the Board of Directors and shall have such further powers and duties as may be given to him by the Board of Directors, the Executive Committee, or the Chairman of the Board of Directors.

ss.4.  Vice  Chairmen.  The Vice  Chairmen  shall  perform,  in the  absence  or
       --------------
incapacity of the Chairman of the Board of Directors and the Chairman of the Executive Committee or when so directed by either, the duties of such officer. They shall have such further powers and duties as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors or the Chairman of the Executive Committee.

ss.5. President. The President, under the direction of the Chairman of the Board
      ---------
of Directors, shall have superintendence of the business, properties and affairs of the corporation. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, or the Chairman of the Board of Directors. In the absence or incapacity of the Chairman of the Board of Directors, the Chairman of the Executive Committee and the Vice Chairmen, he shall perform the duties of those officers.

ss.6. Group President. A Group President shall, under the direction of the chief
      ---------------
operating officer of the corporation, or if no one has been so designated, the Chairman of the Board of Directors, have superintendence of such segments of the business, properties and affairs of the corporation and such further powers and duties as may be given or assigned to him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors or the Chairman of the Executive Committee.

ss.7.  Executive Vice  Presidents.  The Executive Vice Presidents  shall perform
       --------------------------
such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President or a Group President.

ss.8.  Senior Vice  Presidents.  The Senior Vice  Presidents  shall perform such
       -----------------------
duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen or the President or a Group President. From time to time one of the Senior Vice Presidents may be designated as the Senior Vice President for Finance. The Senior Vice President for Finance may hold any other office in the corporation.

ss.9. Vice  Presidents.  The Vice Presidents shall perform such duties and shall
      ----------------
have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen, the President or a Group President, or an Executive Vice President.

ss.10. Treasurer. The Treasurer shall have the care and custody of the corporate
       ---------
funds and securities. He shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the corporation in the manner ordered by the Board He shall upon request render an account of all his transactions as Treasurer to the Board of Directors. He shall, at all reasonable hours, exhibit his books and accounts to any director upon application. He or an Assistant Treasurer or such other officers, directors or agents as may be designated by the Board of Directors shall endorse checks, notes or drafts payable to the order of the corporation and sign and countersign checks, drafts and orders for the payment or withdrawal of moneys or securities on deposit in the corporate accounts in such manner as the Board may direct. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman, or the President.

ss.11.  Secretary.  The Secretary  shall keep the minutes of the meetings of the
        ---------
Board of Directors and of the Executive Committee and of the stockholders. He shall attend to the giving and serving of all notices of the corporation. He shall affix the seal of the corporation to all certificates of stock, except in cases where the transfer agent of the corporation is authorized to affix the seal. He shall have charge of the stock certificate books, other than those in the hands of the transfer agent, and such other books and papers as the Board may direct. He shall attend to such correspondence as may be assigned to him, and perform all other duties incidental to his office. He shall keep a stock record containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, the number of shares of stock held by them respectively, and the time when they became owners. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President.

ss.12.  General  Counsel.  The General Counsel shall be the legal adviser of the
        ----------------
corporation. The General Counsel may hold any other office in the corporation.

ss.13.  Controller.  The  Controller  shall be  responsible  for and have active
        ----------
control of all matters pertaining to the accounts of the corporation. He shall audit all payrolls and vouchers and shall direct the manner of certifying the same; shall supervise the manner of keeping all vouchers for payments and all other documents relating to such payments; shall receive, audit and consolidate all operating and financial statements of the corporation and its subsidiaries; and shall have the care, custody and supervision of the books of account of the corporation. He shall, at all reasonable hours, exhibit his books and accounts to any director upon application. He shall, upon request, render an account of the financial condition of the corporation to the Board of Directors. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President.

ss.14. Assistant Secretaries.  Assistant Secretaries shall perform the duties of
       ---------------------
the Secretary in the absence of the Secretary, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman, the President or the Secretary.

ss.15.  Assistant  Treasurers.  Assistant Treasurers shall perform the duties of
        ---------------------
the Treasurer in the absence of the Treasurer, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman, the President or the Treasurer.

ss.16. Assistant Controllers.  Assistant Controllers shall perform the duties of
       ---------------------
the Controller in the absence of the Controller, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman of the Board of Directors, the President or the Controller.

ss.17.  Emeriti and Honorary Officers.  No individual elected or appointed to an
        -----------------------------
Honorary Office or an Emeritus Office pursuant to this Article IV shall have as a result of such election or appointment any rights, duties or responsibilities with respect to the business or affairs of this corporation as determined by law or the By-Laws of this corporation.

                                   ARTICLE V.

                                  Capital Stock

ss.1.  Payments.  All payments for stock of the corporation shall be received by
       --------
the Treasurer. Failure to pay an installment upon a stock subscription when required to be paid by the Board of Directors shall work a forfeiture of the shares of stock in arrears, pursuant to Section 503 of the Business Corporation Law of the State of New York.

ss.2.  Certificates of Stock. The stock of the corporation  shall be represented
       ---------------------
by certificates signed by the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and may be sealed with the seal of the corporation or a facsimile thereof. Where any such certificate is manually countersigned by either a transfer agent or a registrar (other than the corporation itself or its employee) any other signature on such certificate may be a facsimile, engraved, stamped or printed. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate was issued, it may be issued by the corporation with the same effect as if he were such officer at the date of issue.

ss.3.  Transfer  Agents  and  Registrars.  The Board of  Directors  may,  in its
       ---------------------------------
discretion, appoint responsible banks or trust companies or other qualified institutions in the Borough of Manhattan, in the City of New York and in such other cities or states as the Board may deem advisable, to act as transfer agents or registrars of the stock of the corporation; and, upon such appointments being made, no stock certificates shall be valid until countersigned by one of such transfer agents and registered by one of such registrars.

ss.4.  Transfers.  Transfers  of  stock  shall  be  made  on  the  books  of the
       ---------
corporation only by the person named in the certificate or by attorney lawfully constituted in writing and upon surrender and cancellation of a certificate or certificates for a like number of shares of the same class of stock, with duly executed assignment and power of transfer endorsed thereon or attached thereto, and with such proof of the authenticity of the signatures as the corporation or its agents may reasonably require.

ss.5. Determination of Stockholders of Record for Certain Purposes. The Board of
      ------------------------------------------------------------
Directors may fix a time, not exceeding sixty days preceding the date fixed for the payment of any dividend, or the making of any distribution or for the delivery of evidences of rights or evidences of interest arising out of any change, conversion or exchange of capital stock, as a record time for the determination of the stockholders entitled to receive any such dividend, distribution, rights or interest. The Board of Directors at its option, in lieu of so fixing a record time, may prescribe a period not exceeding sixty days prior to the date for such payment, distribution or delivery during which no transfer of stock on the books of the corporation may be made.

ss.6.  Stockholders of Record  Recognized.  The corporation shall be entitled to
       ----------------------------------
treat the holder of record of any stock certificate as the holder in fact and owner of the shares represented thereby and shall not be bound to recognize any equitable claim to or interest in such stock on the part of any other person, whether or not it shall have express or other notice thereof save as expressly provided by the laws of New York.

ss.6.  Lost  Certificate.  In case any  certificate  of  stock  shall be lost or
       -----------------
destroyed, the Board of Directors, in its discretion, may authorize the issue of a substitute certificate in place of the certificate so lost or destroyed, and may cause such substitute certificate to be countersigned by the appropriate transfer agent and registered by the appropriate registrar; provided, that, in each such case, the applicant for a substitute certificate shall furnish to the corporation and to such of its transfer agents and registrars as may require the same, evidence to their satisfaction, in their discretion, of the loss or destruction of such certificate and of the ownership thereof and also such security and indemnity as may by them be required.

                                   ARTICLE VI.

                             Inspectors of Election

ss.1. Inspectors of Election. At every meeting of stockholders the vote shall be
      ----------------------
conducted by one or more inspectors of election elected at the last annual meeting of stockholders or, if not so elected, appointed for that purpose by the Board of Directors or, if not so elected or appointed, elected by a per capita vote of the stockholders present at the meeting in person or by proxy; and all questions respecting the qualification of voters, the validity of the proxies and the acceptance or rejection of votes shall be decided by such inspectors who, before entering upon the discharge of their duties, shall be duly sworn faithfully to execute the duties of inspectors at such meeting with strict impartiality, and according to the best of their ability. If any inspector elected or appointed to act at any meeting shall be absent or refuse to act, or if his office shall become vacant, the stockholders present at the meeting in person or by proxy shall, by a per capita vote, appoint another inspector to act in his place.

                                  ARTICLE VII.

                                      Seal

ss.1.  Seal.  The seal of the  corporation  shall be in the form of a circle and
       ----
shall bear the name of the corporation followed by the words "Corning, NY", the year of its incorporation, and in the center of the circle the words "Founded 1851".

ss.2.  Affixing  and  Attesting.  The  seal of the  corporation  shall be in the
       ------------------------
custody of the Secretary, who shall have power to affix it to the proper corporate instruments and documents, and who shall attest it. In his absence it may be affixed and attested by an Assistant Secretary or affixed and attested by the Treasurer or an Assistant Treasurer. The transfer agent of the stock of the corporation may have a facsimile thereof and affix the same to stock certificates issued by it. ARTICLE VIII.

                                  Miscellaneous

ss.1.  Signatures  to  Negotiable  Paper.  All checks,  drafts,  notes and other
       ---------------------------------
negotiable instruments of the corporation shall be signed, countersigned and endorsed by such directors, officers and agents as the Board of Directors may designate from time to time.

ss.2.  Delegation  of Duties.  In the absence of any  officer,  or for any other
       ---------------------
reason, the Board of Directors may delegate the powers or duties of an officer to another officer or director.

ss.3.  Dividends.  Dividends  upon  the  shares  of  the  capital  stock  of the
       ---------
corporation may be declared and paid out of the net assets of the corporation in excess of its capital, as often and at such times as the Board of Directors may determine, subject to the limitations set forth in the Preliminary Certificate of Consolidation forming this corporation or any certificate filed pursuant to law.

ss.4(a).   Indemnification  of  Directors  and  Officers.  To  the  full  extent
           ---------------------------------------------
authorized or permitted by law, the corporation shall indemnify any person made, or threatened to be made, a defendant to an action or proceeding, whether civil or criminal, including an action by or in the right of the corporation, by reason of the fact that he, his testator or intestate, is or was a director or officer of the corporation, or is serving or served as an officer or director of any other corporation, joint venture, trust, employee benefit plan or other enterprise, in which the corporation has a financial interest as an investor or creditor, and such person is serving or served at the express request of and on behalf of this corporation. Without limitation of the foregoing, such indemnification shall include indemnification against all judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees and costs of investigation or defense, reasonably incurred by any such person in connection with any such action or proceeding or any appeal therein, and which expenses have not been recouped by him in any other manner, unless a judgment or other final adjudication adverse to the director or officer establishes that his acts were committed in bad faith, or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled; provided that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending action or proceeding unless the corporation has given its prior consent to such settlement or other disposition. If any unexhausted right of recoupment shall exist, payment of this indemnification shall be conditioned upon its release or assignment to the corporation.

ss.4(b).  Indemnification Procedure; Expenses. A person who has been successful,
          -----------------------------------
on the merits or otherwise, in the defense of a civil or criminal action or proceeding of the character described in Section 4(a) of this Article VIII shall be entitled to indemnification as provided therein. Except as provided in the preceding sentence and unless ordered by a court, indemnification hereunder shall be made by the corporation if, and only if, authorized in the specific case: (i) by the board of directors of the corporation acting by a quorum consisting of directors who are not parties to such action or proceeding upon a finding that the director or officer has met the standard of conduct set forth in Section 4(a) of this Article VIII, or (ii) if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs: (a) by the board of directors of the corporation upon the opinion in writing of independent legal counsel that indemnification is proper in the circumstances because the standard of conduct set forth in Section 4(a) of this Article VIII has been met by such director or officer, or (b) by the shareholders upon a finding that the director or officer has met the applicable standard of conduct set forth in such Section. Upon the request of any person entitled to indemnification pursuant to Section 4 of this Article VIII, the corporation shall pay promptly to such person all expenses reasonably incurred by such person in connection with an action or proceeding with respect to which such person is, in the absence of a final adjudication adverse to such person, entitled to indemnification hereunder; provided that such payment shall be subject to the receipt by the corporation of that person's undertaking to repay the portion of such expenses to which it is finally determined that such person is not entitled; and provided further that no such payment shall be made if a majority of disinterested directors of the corporation, provided such majority constitutes a quorum of the Board, or if there is not a quorum of disinterested directors, independent legal counsel not a party to such action or proceeding and not regular counsel to the corporation, determines in good faith that it is likely that such person will be found not to be entitled to such indemnification and will not in that event fulfill his undertaking to repay such advances. A person entitled to indemnification shall cooperate in good faith with any request by the corporation that common counsel be utilized by parties to an action or proceeding who are similarly situated unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.

ss.4(c).  Contractual Article. Section 4 of this Article VIII shall be deemed to
          -------------------
constitute a contract between the corporation and a person entitled to indemnification and may not, without the consent of such person, be amended to effect adversely such person with respect to any event, act or omission occurring or allegedly occurring prior to the end of the term of office he is serving when such amendment is adopted. The corporation is authorized to enter into agreements with any of its directors or officers extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law, but the failure to enter into any such agreement shall not affect or limit the rights of such person pursuant to Section 4 of this Article VIII, it being expressly recognized that all directors and officers of the corporation, by serving as such after the adoption hereof, are acting in reliance hereon and the corporation is estopped to contend otherwise.

ss.4(d). Insurance. The corporation may, but need not, maintain insurance at its
         ---------
expense  insuring persons  entitled to  indemnification  under Section 4 of this
Article VIII against liabilities whether or not such liabilities are indemnifiable pursuant to Section 4 of this Article VIII.

ss.4(e).  Non-exclusivity.  The  indemnification  provided  by Section 4 of this
          ---------------
Article VIII shall not be deemed exclusive of any other rights to which a director or officer of the corporation may be entitled.

ss.4(f).  Amendment to Conform to Business Corporation Law. If and to the extent
          ------------------------------------------------
that any  provision  of  Section 4 of this  Article  VIII is  inconsistent  with
Article 7 of the Business Corporation Law of the State of New York, such provision shall be deemed to have been amended to the extent necessary to make it consistent with such Article 7.

ss.5.  Signatures to Contracts.  Except as otherwise  prescribed by the Board of
       -----------------------
Directors, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen, the President, any Group President, any Executive Vice President, any Senior Vice President or any other Vice President shall sign and execute all contracts, instruments and documents in the name of the corporation.

                                   ARTICLE IX.

                                   Amendments

ss.1. Amendments.
      ----------

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

ss.2.  Repeal of Old  By-Laws.  All prior  By-Laws  of the  Company  are  hereby
       ----------------------
repealed.

                    - - - - - - - - - - - - - - - - - - - - -

                                                                Exhibit 3 (ii) 2


                       AMENDMENT TO ARTICLE III, SECTION 9
                       -----------------------------------
                       OF BY-LAWS OF CORNING INCORPORATED
                       ----------------------------------
                        EFFECTIVE AS OF FEBRUARY 5, 2003
                        --------------------------------


At the February 5, 2003 meeting of the Corning Incorporated ("Corporation") Board of Directors, it was proposed that Article III, Section 9 of the By-Laws of the Corporation be amended to provide that the Audit Committee shall appoint annually a firm of certified public accountants to audit the books and accounts of the Corporation and its subsidiary companies and to report to the Committee. The previous By-Laws section had provided for the Audit Committee to recommend a firm of certified public accountants to be appointed by the full Board of Directors.

Upon motion duly made and seconded, the following resolution was approved:

     RESOLVED, that the By-Laws of the Corporation be, and the same hereby are, amended in the following respects:

     A.   ARTICLE III - DIRECTORS

          To amend Article III ss.9 by deleting the words "recommend" and "to be appointed by the Board of Directors" and inserting the word "appoint" in place of the deleted word "recommend," so "appoint" shall appear after the words "The Committee shall" in such sentence.

          The second sentence of ss.9 shall then read as follows:

          "The Committee shall appoint, annually, a firm of certified public accountants to audit the books and accounts of the Corporation and its subsidiary companies and to report to the Committee."

                                                                Exhibit 3 (ii) 3



                       AMENDMENT OF ARTICLE III, SECTION 8
                       -----------------------------------
                       OF BY-LAWS OF CORNING INCORPORATED
                       ----------------------------------
                         EFFECTIVE AS OF APRIL 27, 2006
                         ------------------------------


At the April 27, 2006 meeting of the Corning Incorporated ("Corning") Board of Directors, it was proposed that Article III, Section 8 of the By-Laws of the Corporation be amended to provide that the Chairman of the Board of Directors is not required to be a member of the Executive Committee of the Board of Directors.

Upon motion duly made and seconded, the following resolution was approved:

     RESOLVED, that the By-Laws of the Corporation hereby are amended in the following respects:

     A.   ARTICLE III - DIRECTORS

          To amend Article III ss.8 by deleting the words "the Chairman of the Board of Directors ex officio" and "one other Director", and inserting the words "two other Directors" in place of the deleted words "one other Director."

          The first sentence of ss.8 shall then read as follows:

          "The Board of Directors may, by resolution adopted by vote of a majority of the whole Board, appoint an Executive Committee, to consist of the chief executive officer of the corporation and at least two other Directors, which shall be empowered to perform such functions as may be delegated to it by the Board."

After amendment, Article III, Section 8 of the By-Laws states:

     "Article III, ss. 8.  Executive  Committee.  The Board of Directors may, by
                           --------------------
resolution adopted by vote of a majority of the whole Board, appoint an Executive Committee, to consist of the chief executive officer of the corporation and at least two other Directors, which shall be empowered to perform such functions as may be delegated to it by the Board. The Chairman of the Board of Directors shall act as chairman of the Executive Committee unless another member shall have been appointed chairman by the Board of Directors."

                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                              Three months ended
                                                                March 31, 2006
                                                              ------------------

Income before income taxes                                        $     56
Adjustments:
    Distributed income of equity investees                             137
    Fixed charges net of capitalized interest                           31
                                                                  --------

Income before taxes and fixed charges, as adjusted                $    224
                                                                  ========

Fixed charges:
   Interest expense (a)                                           $     27
   Portion of rent expense which represents an
     appropriate interest factor (b)                                     4
   Capitalized interest                                                  9
                                                                  --------

Total fixed charges                                                     40
Capitalized interest                                                    (9)
                                                                  --------

Total fixed charges, net of capitalized interest                  $     31
                                                                  ========

Ratio of earnings to fixed charges                                    5.6x
                                                                  ========

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

May 10, 2006

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

May 10, 2006

/s/               James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                                                      Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks,
President and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 10, 2006


/s/  Wendell P. Weeks
     -----------------------------------------
     Wendell P. Weeks
     President and Chief Executive Officer


/s/  James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer