Form 10-Q
period 2006-06-30
CORNING INC /NY
filed 2006-07-28
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                      June 30, 2006
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247
                                                 ------

                              CORNING INCORPORATED
                              --------------------
             (Exact name of Registrant as specified in its charter)


            New York                                      16-0393470
----------------------------------------    ------------------------------------
    State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

One Riverfront Plaza, Corning, New York                     14831
----------------------------------------    ------------------------------------
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

                   Yes X                   No
                      ---                    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X      Accelerated filer       Non-accelerated filer
                       ---                      ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                   No X
                      ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,559,776,557   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of July 14, 2006.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------
                                                                           Page
                                                                           ----
Item 1. Financial Statements

    Consolidated Statements of Operations (Unaudited) for the three
       and six months ended June 30, 2006 and 2005                           3

    Consolidated Balance Sheets (Unaudited) at June 30, 2006 and
       December 31, 2005                                                     4

    Consolidated Statements of Cash Flows (Unaudited) for the six
       months ended June 30, 2006 and 2005                                   5

    Notes to Consolidated Financial Statements (Unaudited)                   6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            35

Item 3. Quantitative and Qualitative Disclosures About Market Risk          50

Item 4. Controls and Procedures                                             50


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                   52

Item 1A. Risk Factors                                                       56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         57

Item 4. Submission of Matters to a Vote of Security Holders                 58

Item 6. Exhibits                                                            59

Signatures                                                                  60

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)

                                                                                 Three months                    Six months
                                                                                ended June 30,                 ended June 30,
                                                                           ------------------------       ------------------------
                                                                              2006           2005           2006            2005
                                                                           ---------      ---------       ---------      ---------
Net sales                                                                  $   1,261      $   1,141       $   2,523      $   2,191
Cost of sales                                                                    720            658           1,409          1,279
                                                                           ---------      ---------       ---------      ---------

Gross margin                                                                     541            483           1,114            912

Operating expenses:
   Selling, general and administrative expenses                                  194            191             417            375
   Research, development and engineering expenses                                128            104             252            202
   Amortization of purchased intangibles                                           3              3               6              8
   Restructuring, impairment and other charges and (credits) (Note 3)              5             (1)             11             18
   Asbestos settlement (Note 4)                                                  (61)           143             124            131
                                                                           ---------      ---------       ---------      ---------

Operating income                                                                 272             43             304            178

Interest income                                                                   26             13              50             23
Interest expense                                                                 (18)           (26)            (38)           (61)
Loss on repurchases and retirement of debt, net (Note 5)                         (11)           (12)            (11)           (12)
Other income, net                                                                 14             20              34             11
                                                                           ---------      ---------       ---------      ---------

Income before income taxes                                                       283             38             339            139
Provision for income taxes (Note 6)                                               24             44              22             63
                                                                           ---------      ---------       ---------      ---------

Income (loss) before minority interests and equity earnings                      259             (6)            317             76
Minority interests                                                                (1)            (5)             (2)            (6)
Equity in earnings of associated companies, net of impairments (Note 10)         256            176             456            345
                                                                           ---------      ---------       ---------      ---------

Net income                                                                 $     514      $     165       $     771      $     415
                                                                           =========      =========       =========      =========

Basic earnings per common share (Note 7)                                   $    0.33      $    0.11       $    0.50      $    0.29
                                                                           =========      =========       =========      =========
Diluted earnings per common share (Note 7)                                 $    0.32      $    0.11       $    0.48      $    0.28
                                                                           =========      =========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited; in millions, except per share amounts)

                                                                                           June 30,          December 31,
                                                                                             2006                2005
                                                                                          ---------         -------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,098           $   1,342
   Short-term investments, at fair value                                                      1,377               1,092
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  2,475               2,434
   Trade accounts receivable, net of doubtful accounts and allowances - $28 and $24             633                 629
   Inventories (Note 9)                                                                         664                 570
   Deferred income taxes (Note 6)                                                                65                  44
   Other current assets                                                                         198                 183
                                                                                          ---------           ---------
       Total current assets                                                                   4,035               3,860

Investments (Note 10)                                                                         2,150               1,729
Property, net of accumulated depreciation - $3,893 and $3,632                                 5,032               4,675
Goodwill and other intangible assets, net (Note 11)                                             333                 338
Deferred income taxes (Note 6)                                                                   51                  10
Other assets                                                                                    598                 595
                                                                                          ---------           ---------

Total Assets                                                                              $  12,199           $  11,207
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt (Note 5)                                             $      22           $      18
   Accounts payable                                                                             705                 690
   Other accrued liabilities (Notes 4 and 12)                                                 1,645               1,662
                                                                                          ---------           ---------
       Total current liabilities                                                              2,372               2,370

Long-term debt (Note 5)                                                                       1,475               1,789
Postretirement benefits other than pensions                                                     596                 593
Other liabilities (Notes 4 and 12)                                                            1,032                 925
                                                                                          ---------           ---------
       Total liabilities                                                                      5,475               5,677
                                                                                          ---------           ---------

Commitments and contingencies (Note 4)
Minority interests                                                                               40                  43
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,569 million and 1,552 million                                             787                 776
   Additional paid-in capital                                                                11,872              11,548
   Accumulated deficit                                                                       (6,076)             (6,847)
   Treasury stock, at cost; Shares held: 17 million and 16 million                             (191)               (168)
   Accumulated other comprehensive income (Note 16)                                             292                 178
                                                                                          ---------           ---------
       Total shareholders' equity                                                             6,684               5,487
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  12,199           $  11,207
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                           Six months ended June 30,
                                                                                         ----------------------------
                                                                                            2006               2005
                                                                                         ---------          ---------
Cash Flows from Operating Activities:
   Net income                                                                             $    771          $    415
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                              290               246
     Amortization of purchased intangibles                                                       6                 8
     Asbestos settlement                                                                       124               131
     Loss on repurchases and retirement of debt, net                                            11                12
     Restructuring, impairment and other charges                                                11                18
     Stock compensation charges                                                                 62                13
     Undistributed earnings of affiliated companies                                           (239)             (133)
     Deferred taxes                                                                            (67)                7
     Restructuring payments                                                                     (6)              (16)
     Customer deposits, net of credits issued                                                   74               232
     Employee benefit payments less than expense                                                23                29
     Changes in certain working capital items:
        Trade accounts receivable                                                                3               (89)
        Inventories                                                                            (93)              (39)
        Other current assets                                                                    (5)              (40)
        Accounts payable and other current liabilities, net of restructuring payments         (195)             (129)
     Other, net                                                                                 (8)               20
                                                                                          --------          --------
Net cash provided by operating activities                                                      762               685
                                                                                          --------          --------

Cash Flows from Investing Activities:
   Capital expenditures                                                                       (554)             (698)
   Acquisitions of businesses, net of cash received                                            (16)
   Net proceeds from sale or disposal of assets                                                  8                17
   Net increase in long-term investments and other long-term assets                            (77)
   Short-term investments - acquisitions                                                    (1,505)             (703)
   Short-term investments - liquidations                                                     1,220               762
   Other, net                                                                                                     10
                                                                                          --------          --------
Net cash used in investing activities                                                         (924)             (612)
                                                                                          --------          --------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings and current portion of long-term debt                    (7)             (195)
   Proceeds from issuance of long-term debt, net                                                                 147
   Retirements of long-term debt                                                              (334)             (102)
   Proceeds from issuance of common stock, net                                                  15               344
   Proceeds from the exercise of stock options                                                 251                59
   Other, net                                                                                   (8)               (6)
                                                                                          --------          --------
Net cash (used in) provided by financing activities                                            (83)              247
                                                                                          --------          --------
Effect of exchange rates on cash                                                                 1               (28)
                                                                                          --------          --------
Net (decrease) increase in cash and cash equivalents                                          (244)              292
Cash and cash equivalents at beginning of period                                             1,342             1,009
                                                                                          --------          --------

Cash and cash equivalents at end of period                                                $  1,098          $  1,301
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

Variable Interest Entities

Corning leases certain transportation equipment from a Trust that qualifies as a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN
46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning's consolidated financial statements. The entity's assets are primarily comprised of fixed assets which are collateral for the entity's borrowings. These assets, amounting to approximately $29.1 million and $29.5 million as of June 30, 2006 and December 31, 2005, respectively, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional Trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the Trusts. Lease revenue generated by these Trusts was $1.2 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. Corning's maximum exposure to loss as a result of its involvement with the Trusts is estimated at approximately $16.0 million at June 30, 2006.

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

We continue to follow the nominal vesting period approach for any share-based awards granted prior to adopting SFAS 123(R) and will continue to do so for the remaining portion of such unvested outstanding awards after adopting SFAS 123(R). Effective with the adoption of SFAS 123(R), on January 1, 2006, we now apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Corning is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

Between March 31, 2003, and December 31, 2005, the following accounting errors occurred:

..    Corning's  asbestos  settlement  charges and the related  liability for the asbestos settlement did not reflect the estimated fair value at initial recognition or subsequent changes in fair value, of certain components of the proposed settlement offer. As a result, asbestos settlement charges for the years 2005, 2004, and 2003 were understated by $13 million, $24 million, and $117 million, respectively, and for the three and six months ended June 30, 2005 was understated by $6 million and $10 million, respectively.
..    Corning  incorrectly  suspended  recording  equity  earnings of PCE between
     March 31, 2003, and December 31, 2005. As a result, equity in earnings of affiliated companies for the years 2005, 2004, and 2003 was understated by $13 million, $11 million, and $7 million, respectively, and for the three and six months ended June 30, 2005 was understated by $4 million and $7 million, respectively.
..    Accretion  on  the  cash  portion  of the  asbestos  settlement  offer  was incorrectly recorded as interest expense resulting in both an overstatement of interest expense and an understatement of asbestos settlement expense for the years 2005, 2004, and 2003, by $8 million, $8 million, and $5 million, respectively, and for the three and six months ended June 30, 2005 was understated by $2 million and $4 million, respectively.

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

The impacts of the restatement adjustments on the consolidated financial statements for the comparative periods presented in this filing are summarized below (in millions):

                      Consolidated Statements of Operations
                         Summary of Restatement Impacts
               (Unaudited; in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                   June 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported         Adjustments         As Restated
                                                                                ----------        -----------         -----------
Operating expenses:
  Asbestos settlement                                                            $    137          $       6           $     143

Operating income (loss)                                                                49                 (6)                 43

Interest expense                                                                       28                 (2)                 26

Income (loss) from before income taxes                                                 42                 (4)                 38
Provision for income taxes                                                            (44)                                   (44)
                                                                                 ---------         ---------           ----------
Loss before minority interests and equity earnings                                     (2)                (4)                 (6)

Equity in earnings of associated companies, net of impairments                        172                  4                 176

Net income                                                                       $    165                              $     165

Basic earnings per common share                                                  $   0.11                              $    0.11
Diluted earnings per common share                                                $   0.11                              $    0.11
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
------------------------------------------------------------------------------------------------------------------------------------

                           Consolidated Balance Sheets
                          Summary of Restatement Impact
                            (Unaudited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                As of June 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported         Adjustments         As Restated
                                                                                ----------        -----------         -----------
Investments                                                                     $   1,546            $    27          $    1,573

 Total Assets                                                                   $  10,397            $    27          $   10,424

Other accrued liabilities                                                       $   1,214            $   147          $    1,361
  Total current liabilities                                                     $   2,111            $   147          $    2,258
    Total liabilities                                                           $   5,506            $   147          $    5,653

Accumulated deficit                                                             $  (6,895)           $  (122)         $   (7,017)
Accumulated other comprehensive income                                          $      68            $     2          $       70
    Total shareholders' equity                                                  $   4,863            $  (120)         $    4,743

Total Liabilities and Shareholders' Equity                                      $  10,397            $    27          $   10,424
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
------------------------------------------------------------------------------------------------------------------------------------

3.   Restructuring, Impairment and Other Charges

2006 Actions

Second Quarter
--------------
In the second quarter of 2006, we recorded a $6 million impairment charge related to certain manufacturing operations of our Life Sciences and Specialty Materials operating segments. We also recorded a $1 million credit relating to the sale of a previously impaired asset.

First Quarter
-------------
In the first quarter of 2006, we recorded a $7 million charge for a revision to an existing restructuring plan for a German location in our Telecommunications segment.

The  following   table  details  the  charges,   credits  and  balances  of  the
restructuring  reserves  as of and for the six months  ended  June 30,  2006 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              Six Months                                                   Remaining
                                                              ended June      Revisions         Net           Cash        reserve at
                                                January 1,     30, 2006      to existing     charges/       payments       June 30,
                                                   2006         charge          plans       (reversals)      in 2006         2006
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
   Employee related costs                        $   36                       $     7        $    7         $    (3)      $    40
   Other charges                                     49                            (1)           (1)             (3)           45
                                                 --------------------------------------------------------------------------------
      Total restructuring charges                $   85                       $     6        $    6         $    (6)      $    85
                                                 --------------------------------------------------------------------------------

Impairment of assets:
   Assets to be held for use                                   $     6                            6
   Assets to be disposed of by sale or
     abandonment                                                                   (1)           (1)
                                                               --------------------------------------
      Total impairment charges                                       6             (1)            5
                                                               --------------------------------------

Total restructuring, impairment and
  other charges                                                $     6        $     5        $   11
------------------------------------------------------------------------------------------------------------------------------------

2005 Actions

Second Quarter
--------------
In the second quarter of 2005, we recorded net credits of $1 million included in restructuring, impairment and other charges and (credits). A summary of these credits and charges follows:

..    We recorded net credits of $7 million,  primarily for  adjustments to prior years' restructuring and impairment reserves.
..    We recorded an additional impairment charge of $6 million for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its adjusted cost basis. We sold our investments in Avanex in the second half of 2005.

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

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the PCC Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. In mid-April 2005, the proponents of the PCC Plan requested that the court rule on the pending objections. On February 28, 2006, the Bankruptcy Court requested the proponents to amend and refile the PCC Plan. In late April 2006, the Bankruptcy Court allowed another round of briefing on the objections leading to additional oral arguments on July 21, 2006. The timing of the court's decision is uncertain. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

As discussed in Note 2 (Restatement of Prior Period Financial Statements) we have restated prior period financial statements to correct the accounting related to the asbestos settlement.

In the second quarter of 2006, we recorded a credit to the asbestos settlement expense of $61 million, including $68 million reflecting the decrease in the value of Corning's common stock from March 31, 2006 to June 30, 2006, and $7 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

In the second quarter of 2005, we recorded asbestos settlement expense of $143 million, including $137 million for the increase in the value of Corning's common stock from March 31, 2005 to June 30, 2005, and a $6 million charge to adjust the estimated fair value of the other components of the proposed asbestos settlement.

For the six months ended June 30, 2006, we recorded asbestos settlement expense of $124 million, including $114 million reflecting the increase in the value of Corning's common stock since December 31, 2005, and $10 million to reflect changes in the estimated fair value of other components of the settlement offer. For the six months ended June 30, 2005, we recorded asbestos settlement expense of $131 million, including $121 million reflecting the increase in the value of Corning's common stock from December 31, 2004 to June 30, 2005, and $10 million to reflect changes in the estimated fair value of the other components of the proposed asbestos settlement.

If the book value of the assets to be contributed to the asbestos settlement remains lower than their carrying value, as recorded in the asbestos settlement liability, a gain would be recognized at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $942 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, the fair value of 25 million shares of our common stock and assigned insurance proceeds (in aggregate totaling $786 million at June 30,
2006) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $156 million at June 30, 2006), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

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

We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning) as discussed in Note 8 to the consolidated financial statements in our 2005 Form 10-K/A. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Dow Corning Bankruptcy Plan.

As of June 30,  2006,  contingent  guarantees  at notional  value  totaled  $343 million, compared with $339 million at December 31, 2005. We also were contingently liable for purchase obligations of $225 million and $219 million, at June 30, 2006 and December 31, 2005, respectively. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 8 to the consolidated financial statements in our 2005 Form 10-K/A, and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning's consolidated financial position, liquidity or results of operations, is remote.

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $16 million (undiscounted) for the estimated liability for environmental cleanup and related litigation at June 30, 2006. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. As of June 2006, the District Court allowed two cross-claims for contribution against Corning and two third-party complaints for contribution against Corning. The Muniz case is scheduled for trial in November 2006.

In March 2006, Corning was named as an additional party defendant in two actions, Jana Bendik v. Precision Products, Inc. and Kevin Pote v. Ames Supply Company, filed in the Circuit Court of Cook County, Illinois, claiming an unspecified amount of damages and asserting personal injury and wrongful death against a number of corporate defendants as a result of alleged ground water contamination by releases of solvents from manufacturing operations at the Ellsworth Industrial Park site. In May 2006, a corporate defendant filed amended fourth party complaints in both Bendik and Pote alleging that Corning is the alter ego of Harper-Wyman Company.

The sole basis of liability against Corning in all of the cases related to Ellsworth Industrial Park is the claim of several corporate defendants that Corning is the successor to and/or alter ego of Harper-Wyman Company. Corning has denied these allegations and management intends to vigorously contest all claims against Corning. Management is not able at this time to estimate the range of outcomes in this matter.

5.   Debt

Second Quarter
--------------

In the second quarter of 2006, we completed the following debt transactions:
..    We  redeemed  the  entire  $125  million   principal  amount  of  our  8.3%
     medium-term notes due April 4, 2025 which at the time had a book value of $129 million.
..    We redeemed $97 million of our 6.25% Euro notes due  February 18, 2010.  We recognized a loss of $8 million upon the early redemption of these notes.
..    We repurchased $96 million  principal amount of our 6.3% notes due March 1,
     2009. We recognized a loss of $3 million upon the repurchase of these notes.

The following table  summarizes the activities  related to our debt  retirements
(both current and long-term) for the six months ended June 30, 2006 and 2005 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Book Value of            Cash          Shares
                                                              Debentures Retired          Paid          Issued           Loss
------------------------------------------------------------------------------------------------------------------------------------
2006 activity:
   Debentures, 8.3%, due 2025 (1)                                 $    129             $    129
   Euro Notes, 6.25%, due 2010                                          97                  105                       $     (8)
   Debentures, 6.3%, due 2009                                           96                   99                             (3)
   Other                                                                 8                    8
------------------------------------------------------------------------------------------------------------------------------------
Total 2006 activity                                               $    330             $    341                       $    (11)
------------------------------------------------------------------------------------------------------------------------------------

2005 activity:
   Convertible debentures, 3.5%, due 2008                         $    297             $      2            31
   Other (primarily Euro notes, 5.625%, due 2005)                      195                  195
   Debentures, 7%, due 2007                                             88                  100                       $    (12)
------------------------------------------------------------------------------------------------------------------------------------
Total 2005 activity                                               $    580             $    297            31         $    (12)
------------------------------------------------------------------------------------------------------------------------------------

(1) Book value includes a deferred gain related to an interest rate swap on the 8.3% coupon medium-term notes due April 4, 2025 of $5 million.

6.   Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                           Six months
                                                                       ended June 30,                        ended June 30,
                                                                  -----------------------               ----------------------
                                                                     2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                        $     24        $    44               $   22         $    63
Effective tax rate                                                     8.5%         115.8%                 6.5%           45.3%
------------------------------------------------------------------------------------------------------------------------------------

For the second quarter ended June 30, 2006, the tax provision reflected the following items:
..    The impact of not  recording  tax benefits  (expenses)  on losses  (income)
     generated in the U.S. and certain foreign jurisdictions until appropriate levels of profitability are reached and sustained in such jurisdictions;
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China; and
..    The release of a valuation allowance on deferred tax assets in Australian.

In addition to the items noted above, the tax provision for the six months ended June 30, 2006, also reflected the release of a valuation allowance on a portion of our deferred tax assets in Germany.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements of the 2005 Form 10-K/A, most of Corning's deferred tax assets (primarily in the U.S. and Germany) had full valuation allowances at December 31, 2005. In the second quarter of 2006, we released a valuation allowance of $10 million on Australian deferred tax assets. Corning's deferred tax assets in Australia are primarily related to net operating losses that have an indefinite carryforward period. Due to sustained profitability in Australia and positive future earnings projections for the Australian consolidated group, it is more likely than not that the tax benefits are realizable. As such, the valuation allowance was released. In the first quarter of 2006, we released a valuation allowance of $38 million on a portion of our German deferred tax assets due to sustained profitability in certain of our German operations leading us to conclude that it is more likely than not that the underlying tax benefits are realizable. Our remaining valuation allowance on deferred tax assets is expected to remain until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. Until then, our tax provision will generally include only the net tax expense attributable to certain foreign operations.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in various years (2007 through 2010) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 10% and 54% for the second quarter ended June 30, 2006 and 2005, respectively, and a reduction in the rate of 15% and 21% for the six months ended June 30, 2006 and 2005, respectively.

7.   Earnings Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share computations follows (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended June 30,
                                                     -------------------------------------------------------------------------------
                                                                   2006                                      2005
                                                     -------------------------------------     -------------------------------------
                                                       Net       Weighted-       Per Share      Net        Weighted-       Per Share
                                                     Income    Average Shares     Amount       Income    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                      $   514       1,549          $  0.33      $  165         1,438         $  0.11
------------------------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock compensation awards                                          48                                         38
   7% mandatory convertible preferred stock                                                                      32
   3.50% convertible debentures                                                                     1             9
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                    $   514       1,597          $  0.32      $  166         1,517         $  0.11
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Six months ended June 30,
                                                     -------------------------------------------------------------------------------
                                                                   2006                                      2005
                                                     -------------------------------------     -------------------------------------
                                                       Net       Weighted-       Per Share      Net        Weighted-       Per Share
                                                     Income    Average Shares     Amount       Income    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                      $   771       1,545          $  0.50      $  415         1,422         $  0.29

Effect of dilutive securities:
   Stock compensation awards                                          49                                         35
   7% mandatory convertible preferred stock                                                                      32
   3.50% convertible debentures                                                                     3            19
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                    $   771       1,594          $  0.48      $  418         1,508         $  0.28
------------------------------------------------------------------------------------------------------------------------------------

The following  potential  common shares were  excluded from the  calculation  of diluted earnings per common share due to their  anti-dilutive  effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                           Six months
                                                                       ended June 30,                        ended June 30,
                                                                  ------------------------              -----------------------
                                                                     2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation
  of diluted earnings per common share:
     4.875% convertible notes                                                           6                                     6
     Zero coupon convertible debentures                                                 3                                     3
                                                                  -------------------------------------------------------------
     Total                                                                              9                                     9
                                                                  =============================================================

Stock options excluded from the calculation of diluted
  earnings per common share                                             29             50                    28              57
------------------------------------------------------------------------------------------------------------------------------------

8.   Significant Customer

For the three and six  months  ended June 30,  2006,  AU  Optronics  Corporation
(AUO), a customer of our Display Technologies segment, represented 8% and 9%, respectively, of the company's consolidated net sales. On April 7, 2006, AUO announced that it had signed an agreement to merge Quanta Display Inc. (QDI), another customer of Corning's Display Technologies segment, with and into AUO. The consolidation date of the merger is targeted for October 1, 2006. For the three and six months ended June 30, 2006, sales to QDI represented 1% and 2%, respectively, of Corning's consolidated net sales. There were no customers in the three and six months ended June 30, 2005 that represented 10% or more of consolidated net sales.

9.   Inventories

Inventories comprise the following (in millions):
--------------------------------------------------------------------------------
                                      June 30, 2006           December 31, 2005
--------------------------------------------------------------------------------
Finished goods                           $   113                   $   135
Work in process                              269                       198
Raw materials and accessories                150                       124
Supplies and packing materials               132                       113
--------------------------------------------------------------------------------
Total inventories                        $   664                   $   570
--------------------------------------------------------------------------------

10.  Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Ownership            June 30,              December 31,
                                                                       Interest               2006                    2005
                                                                     -------------      ----------------        ----------------
Affiliated companies accounted for by the equity method
     Samsung Corning Precision Glass Co., Ltd.                            50%               $ 1,137                 $   859
     Dow Corning Corporation                                              50%                   626                     473
     Samsung Corning Co., Ltd.                                            50%                   226                     231
     All other                                                        25%-50% (1)               157                     162
                                                                                            -------                 -------
                                                                                              2,146                   1,725
Other investments                                                                                 4                       4
                                                                                            -------                 -------
Total                                                                                       $ 2,150                 $ 1,729
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts reflect Corning's direct ownership interests in the respective affiliated companies. Corning does not control any such entities.

Related  party  information  for these  investments  in  affiliates  follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              Three months ended June 30,           Six months ended June 30,
                                                              ---------------------------           -------------------------
                                                              2006                  2005             2006             2005
------------------------------------------------------------------------------------------------------------------------------------
Related Party Transactions:
     Corning sales to affiliates                              $     3              $    2          $     5           $    3
     Corning purchases from affiliates                        $    21              $    6          $    40           $   17
     Dividends received from affiliates                       $    88              $   15          $   217           $  212
     Royalty income from affiliates                           $    25              $   19          $    51           $   36
     Corning transfers of assets, at cost, to affiliates      $    16              $   26          $    29           $   46

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30,       December 31,
                                                                                                     2006             2005
------------------------------------------------------------------------------------------------------------------------------------
Related Party Amounts:
     Balances due from affiliates                                                                  $     5           $   34
     Balances due to affiliates                                                                    $    13           $   45

------------------------------------------------------------------------------------------------------------------------------------

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our three significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based  manufacturer of liquid crystal display glass for flat panel displays.  Samsung Corning  Precision's  results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three months                  Six months
                                                                                   ended June 30,               ended June 30,
                                                                              ----------------------       -----------------------
                                                                                 2006          2005          2006            2005
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations
     Net sales                                                                $   513        $  383        $  1,008       $   700
     Gross profit                                                             $   371        $  278        $    733       $   515
     Net income                                                               $   271        $  183        $    556       $   348
     Corning's equity in earnings of Samsung Corning Precision                $   133        $   85        $    273       $   165

Related Party Transactions:
------------------------------------------------------------------------------------------------------------------------------------
     Corning purchases from Samsung Corning Precision                         $    17        $    3        $     34       $    12
     Dividends received from Samsung Corning Precision                                                     $    127       $   108
     Royalty income from Samsung Corning Precision                            $    20        $   15        $     39       $    27
     Corning transfers of machinery and equipment to Samsung
       Corning Precision at cost (1)                                          $    16        $   26        $     29       $    46
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

As of June 30, 2006, balances due to Samsung Corning Precision were $11 million. No amounts were due from Samsung Corning Precision as of June 30, 2006. As of December 31, 2005, balances due to and from Samsung Corning Precision were $41 million and $18 million, respectively.

As of June 30, 2006, Samsung Corning Precision and Samsung Corning Co., Ltd. were two of approximately 30 co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors. Refer to Samsung Corning Co., Ltd. section of this note for additional information.

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of 75 billion Korean won (approximately $77 million
USD). Our ownership percentage was not affected by this capital contribution.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S. based  manufacturer  of silicone  products.  Dow Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months                       Six months
                                                                              ended June 30,                    ended June 30,
                                                                         -----------------------           -----------------------
                                                                           2006            2005              2006            2005
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                           $  1,062       $  1,007           $  2,089       $  1,990
     Gross profit                                                        $    361       $    357           $    713       $    703
     Net income                                                          $    207       $    154           $    345       $    290
     Corning's equity in earnings of Dow Corning (1)                     $    104       $     77           $    173       $    145
     Dividend received from Dow Corning                                  $     40       $     15           $     40       $     15
------------------------------------------------------------------------------------------------------------------------------------

Related Party Transactions:
------------------------------------------------------------------------------------------------------------------------------------
     Corning purchases from Dow Corning                                  $      4       $      2           $      7       $      4
------------------------------------------------------------------------------------------------------------------------------------

(1)  Corning's equity in earnings from Dow Corning includes the following:
     . During the second quarter of 2006, Dow Corning recorded a gain related to their settlement with the IRS regarding liabilities for tax years 1992 to 2003. This settlement resolves all Federal tax issues related to Dow Corning's implant settlement. Our equity earnings included $33 million related to this gain.
     . During the second quarter of 2005, Dow Corning recorded a gain on the issuance of subsidiary stock. Our equity earnings included $11 million related to this gain.

Balances due to Dow Corning were $1 million as of June 30, 2006 and $1 million as of December 31, 2005.

Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning. In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from several thousand breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of June 30, 2006, Dow Corning had recorded a reserve for breast implant litigation of $1.8 billion and anticipates insurance receivables of $211 million. Certain commercial creditors have appealed from the denial of their claim for approximately $80 million in additional interest at default rates and enforcement costs. This appeal was argued in July 2005 and decided on July 26, 2006. On the appeal by the commercial creditors, the Court of Appeals vacated the decision of the District Court and remanded for further proceedings. The management of Dow Corning is evaluating the decision. In the second quarter of 2006, Corning's equity earnings from Dow Corning include a gain of $33 million related to Dow Corning's settlement with the United States Internal Revenue Service regarding liabilities for tax years 1992 to 2003. This settlement resolves all Federal tax issues related to Dow Corning's implant settlement. There are a number of claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Corning received $45 million in dividends from Dow Corning in 2005 and $40 million in the second quarter of 2006.

Other - Samsung Corning Co., Ltd. (Samsung Corning)
Samsung Corning is a South Korea-based manufacturer of glass panels and funnels for cathode ray tube (CRT) television and display monitors.

Samsung Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months                       Six months
                                                                              ended June 30,                    ended June 30,
                                                                          ----------------------            ----------------------
                                                                            2006           2005               2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                            $   199       $   193             $   384       $   423
     Gross profit                                                         $    14       $    30             $    22       $    76
     Net (loss) income                                                    $     7       $     1             $   (37)      $    15
     Corning's equity in (losses) earnings of Samsung Corning             $     3       $    (2)            $   (19)      $     6
------------------------------------------------------------------------------------------------------------------------------------

Related Party Transactions:
------------------------------------------------------------------------------------------------------------------------------------
     Royalty income from Samsung Corning                                  $     1       $     2             $     1       $     5
------------------------------------------------------------------------------------------------------------------------------------

In the three and six months ended June 30, 2006, Corning reduced its investment in Samsung Corning by $3 million and $24 million, respectively, due to an impairment of long-lived assets incurred by Samsung Corning. These impairment charges also reduced Corning's equity earnings from Samsung Corning by the same amounts noted.

In the third quarter of 2005, Samsung Corning incurred impairment and other charges of $212 million as a result of a decline in the projected operating results for its cathode-ray tube (CRT) glass business. The charge, which included certain manufacturing assets and severance and exit costs, reduced Corning's equity earnings by $106 million in the third quarter. None of the charges is expected to result in cash expenditures by Corning.

In 2003 and 2005, Samsung Corning recorded significant fixed asset and other impairment charges. In the six months ended June 30, 2006, additional impairment charges of $24 million have been recognized. In addition, previously anticipated charges for dismantling CRT capacity are expected in the third quarter of 2006. As the conventional television glass market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur and Samsung Corning's long-term financial viability may come into question. These events could result in Corning incurring an impairment of its investment in Samsung Corning. Corning management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning's investment in Samsung Corning was $226 million at June 30, 2006.

As of March 2005, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.42 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including Samsung affiliates' purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds are to be distributed to the Samsung affiliates. As of March 2005, the shares of Samsung Life Insurance Co., Ltd. had not been sold. The suit asks for damages of approximately $4.68 billion plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.1% of the Samsung affiliates' total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning Incorporated.

11.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30,
2006 follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                    Telecom-              Display
                                                   munications          Technologies           Other (1)             Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2006                         $     118               $     9             $     150           $    277
Foreign currency translation and other
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                           $     118               $     9             $     150           $    277
------------------------------------------------------------------------------------------------------------------------------------

(1)  This balance relates to our Specialty Materials operating segment.

Other intangible assets follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                           June 30, 2006                             December 31, 2005
                                                 -------------------------------------------------------------------------------
                                                           Accumulated                                 Accumulated
                                                 Gross     Amortization      Net             Gross     Amortization        Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  145       $    95      $    50           $  143       $   88        $    55
     Non-competition agreements                     114           114                           111          111
     Other                                            4             1            3                4            1              3
                                                 ----------------------------------          -----------------------------------
       Total amortized intangible assets            263           210           53              258          200             58
                                                 ----------------------------------          -----------------------------------

Unamortized intangible assets:
     Intangible pension assets                        3                          3                3                           3
                                                 ----------------------------------          -----------------------------------
Total                                            $  266       $   210      $    56           $  261       $  200        $    61
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $11 million in 2006, $11 million in 2007, $11 million in 2008, $11 million in 2009, and insignificant thereafter.

12.  Customer Deposits

In 2005 and 2004, several of Corning's customers entered into long-term purchase and supply agreements in which Corning's Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the three and six month periods ended June 30, 2006, we received $134 million and $147 million, respectively, of deposits against orders. During the three and six months ended June 30, 2005, we received $214 million and $234 million, respectively, of deposits against orders.

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

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Six
                                                               months ended          Remainder         Estimated 2007
                                      2004       2005          June 30, 2006          of 2006            and Beyond           Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received            $204       $457              $147                 $24                 $105              $937
------------------------------------------------------------------------------------------------------------------------------------

In 2005, we began issuing credit memoranda which totaled $29 million for the fiscal year 2005. During the three and six months ended June 30, 2006, we issued $52 million and $73 million, respectively, in credit memoranda. These credits are not included in the above amounts. During the three and six months ended June 30, 2005, we issued $2 million in credit memoranda.

Customer deposit liabilities were $690 million and $595 million at June 30, 2006 and December 31, 2005, respectively, of which $178 million and $164 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Account balances reflect the impact of translation.

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

13.  Employee Retirement Plans

The following table  summarizes the components of net periodic  benefit cost for
Corning's  defined  benefit  pension  and  postretirement  health  care and life insurance plans (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Pension benefits                              Postretirement benefits
------------------------------------------------------------------------------------------------------------------------------------
                                             Three months           Six months               Three months           Six months
                                            ended June 30,        ended June 30,            ended June 30,        ended June 30,
                                         --------------------  --------------------      --------------------  --------------------
                                          2006          2005     2006         2005         2006        2005      2006         2005
------------------------------------------------------------------------------------------------------------------------------------
Service cost                             $   12       $   14    $   31      $   30       $    5      $    3    $     8       $   5
Interest cost                                35           40        68          85           10           9         22          21
Expected return on plan assets              (42)         (50)      (83)       (102)
Amortization of net loss                      8            7        17          18            1           2          4           3
Amortization of prior service cost            2            4         4           4           (1)                    (2)         (2)
------------------------------------------------------------------------------------------------------------------------------------
Total expense                            $   15       $   15    $   37      $   35       $   15      $   14    $    32       $  27
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

Our most significant foreign currency exposures relate to Japan, Korea, Taiwan and western European countries. We selectively enter into foreign exchange forward and option contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

We engage in foreign currency hedging activities to reduce the risk that changes in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. The hedge contracts reduce the exposure to fluctuations in exchange rates because the gains and losses associated with foreign currency balances and transactions are generally offset with gains and losses of the hedge contracts. Because the impact of movements in foreign exchange rates on the value of hedge contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from currency exchange rate fluctuations.

The following table summarizes the notional amounts and respective fair values of Corning's derivative financial instruments, which mature at varying dates, at June 30, 2006 (in millions):
--------------------------------------------------------------------------------
                                         Notional Amount             Fair Value
--------------------------------------------------------------------------------
Foreign exchange forward contracts          $ 1,304                     $   24
Foreign exchange option contracts           $   584                     $    7
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

In the second quarter of 2005, Corning began using derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At June 30, 2006, the notional amount of the undesignated derivatives was $793 million.

Cash Flow Hedges
----------------
Corning has cash flow hedges that relate to foreign exchange forward and option contracts. The critical terms of each cash flow hedge are identical to the critical terms of the hedged item. Therefore, Corning utilizes the critical terms test under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the presumption is that there is no hedge ineffectiveness as long as the critical terms of the hedge and the hedged item do not change. During the second quarter of 2006, the critical terms of the hedge and the hedged item did not change. We did not have any gain or loss from hedge ineffectiveness. We did not exclude any components of a hedge's gain or loss from the assessment of hedge effectiveness.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet, until such time as the hedged item impacts earnings. At that time Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. At June 30, 2006, the amount of net gains expected to be reclassified into earnings within the next 12 months is $15 million.

Fair Value Hedges
-----------------
Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded. There were no outstanding fair value hedges as of June 30, 2006, or December 31, 2005.

Net Investment in Foreign Operations
------------------------------------
We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses included in the cumulative translation adjustment at June 30, 2006 and December 31, 2005 were $127 million and $107 million, respectively.

15.  Share-based Compensation

Stock Compensation Plans

Corning's share-based compensation programs include the following: employee stock options, time-based restricted stock, performance-based restricted stock and the Worldwide Employee Stock Purchase Plan (WESPP). At June 30, 2006, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program and the 2003 Equity Plan for Non-Employee Directors Program. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following year. At June 30, 2006, there were 103 million shares available for grant.

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

For share-based payment grants on or after December 1, 2005, the Company estimated the fair value of such grants using a lattice-based option valuation model. Prior to December 1, 2005, the Company estimated the fair value of share-based payment awards using the Black-Scholes option pricing model. Prior to January 1, 2006, these fair values were utilized in developing the Company's pro forma disclosure information required under SFAS 123.

Under SFAS 123(R), for share-based payment awards granted subsequent to January 1, 2006, the fair value of awards that are expected to ultimately vest is recognized as expense over the requisite service periods. SFAS 123(R) requires forfeitures to be estimated at the time of the grant in order to estimate the amount of share-based payment awards that will ultimately vest. Forfeiture rates are based on historical rates. The estimated forfeiture rate will be adjusted if actual forfeitures differ from its original estimates. The effect of any change in estimated forfeitures would be recognized through a cumulative catch-up adjustment that would be included in compensation cost in the period of the change in estimate. For share-based payment awards granted prior to January 1, 2006, the Company will recognize the remaining unvested SFAS 123 pro forma expense according to their remaining vesting conditions.

Share-based compensation cost recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $30 million and $62 million, respectively, and included (i) employee stock options, (ii) time-based restricted stock, (iii) performance-based restricted stock and (iv) the WESPP. Shared-based compensation recognized under APB 25 for the three and six months ended June 30, 2005 was $9 million and $16 million, respectively, and included (i) time-based restricted stock and (ii) performance-based restricted stock. Compensation cost was included in operating activities on the consolidated statements of cash flows for the six months ended June 30, 2006. No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

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

Share-based   compensation  expense  recognized  in  the  Company's  results  of operations follows (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months                       Six months
                                                                               ended June 30,                    ended June 30,
                                                                           ----------------------            -----------------------
                                                                             2006          2005                2006          2005
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                      $     30      $      9            $     62      $     16
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                          $     30      $      9            $     62      $     16
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                                $     30      $      9            $     62      $     16
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Basic:
   Income from continuing operations                                       $   0.02      $   0.01            $   0.04      $   0.01
   Net income                                                              $   0.02      $   0.01            $   0.04      $   0.01
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Diluted:
   Income from continuing operations                                       $   0.02      $   0.01            $   0.04      $   0.01
   Net income                                                              $   0.02      $   0.01            $   0.04      $   0.01
------------------------------------------------------------------------------------------------------------------------------------

The following  table  illustrates the effect on 2005 net income and earnings per share as if the Company had applied  the fair value  recognition  provisions  of
SFAS  No.  123,  as  amended  by  SFAS  No.  148,  "Accounting  for  Stock-Based
Compensation - Transition and  Disclosure."  This standard  preceded SFAS 123(R)
and  required  different  measurement  criteria (in  millions,  except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended          Six months ended
                                                                                  June 30, 2005              June 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders, as reported                            $     165                 $     415
Add:  Stock-based employee compensation expense included in
  reported net income, net of related tax effects                                           9                        16
Deduct:  Total stock-based compensation expense determined under
  the fair value based method, net of related tax effects                                (22)                      (42)
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders, pro forma                              $     152                 $     389
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Basic:
   As reported                                                                      $    0.11                 $    0.29
   Pro forma                                                                        $    0.11                 $    0.27
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Diluted:
   As reported                                                                      $    0.11                 $    0.28
   Pro forma                                                                        $    0.10                 $    0.26
------------------------------------------------------------------------------------------------------------------------------------

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the six months ended June 30, 2006:
--------------------------------------------------------------------------------
                                                  Number of     Weighted Average
                                               Shares (000's)    Exercise Price
--------------------------------------------------------------------------------
Options Outstanding as of December 31, 2005        120,504         $   21.67
     Granted                                         5,500             25.51
     Exercised                                     (21,678)            11.89
     Forfeited and Expired                          (2,232)            48.09
--------------------------------------------------------------------------------
Options Outstanding as of June 30, 2006            102,094         $   23.39
--------------------------------------------------------------------------------
Options Exercisable as of June 30, 2006             83,736         $   25.03
Options Exercisable as of December 31, 2005         97,015         $   24.55
--------------------------------------------------------------------------------

The following  table  summarizes the status of the Company's stock options as of
June 30, 2006:
------------------------------------------------------------------------------------------------------------------------------------
                                        Options Outstanding                                   Options Exercisable
                    ----------------------------------------------------------   ---------------------------------------------
                        Number      Weighted-Average   Weighted-   Aggregate         Number        Weighted-       Aggregate
                       of Shares        Remaining       Average    Intrinsic        of Shares       Average        Intrinsic
     Range of         Outstanding      Contractual     Exercise      Value         Outstanding     Exercise          Value
  Exercise Prices   (in thousands)    Life in Years      Price  (in thousands)   (in thousands)      Price      (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
     $1.54 to 3.80        9,024            6.45        $  3.33   $  187,636             6,002      $  3.10         $126,165
      4.06 to 6.93       13,061            6.48           4.83      251,985            12,824         4.83          247,363
      7.08 to 9.95       17,549            5.87           8.36      276,577            17,397         8.36          274,150
    10.05 to 15.87       23,668            7.12          12.52      274,526            16,922        12.65          194,159
    16.02 to 28.25       12,827            7.75          22.20       36,380             4,626        19.10           23,248
    30.01 to 59.35       10,692            4.21          46.71                         10,692        46.71
    60.24 to 74.09       14,936            4.10          69.43                         14,936        69.43
   76.03 to 111.00          337            4.19          91.62                            337        91.62
------------------------------------------------------------------------------------------------------------------------------------
                        102,094            6.09        $ 23.39   $1,027,104            83,736      $ 25.03         $865,085
------------------------------------------------------------------------------------------------------------------------------------

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company's average stock price on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on June 30, 2006 was approximately 57 million. The weighted average remaining contractual life on June 30, 2006 for outstanding and exercisable options is 6.09 and 5.53 years, respectively.

The weighted-average grant-date fair value for options granted for the six months ended June 30, 2006 and 2005 was $9.85 and $5.42, respectively. The total fair value of options that vested during the six months ended June 30, 2006 and 2005 was approximately $47 million and $66 million, respectively. The weighted-average fair value of options that vested during the six months ended June 30, 2006 and 2005 was approximately $4.04 and $6.52, respectively. Compensation cost related to stock options was approximately $18 million and $37 million, respectively, for the three and six months ended June 30, 2006, and $0 million for the three and six months ended June 30, 2005.

Proceeds received from the exercise of stock options were $251 million for the six months ended June 30, 2006, which was included in financing activities on the consolidated statements of cash flows. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was approximately $278 million and $65 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards.

Prior to January 1, 2006, all share-based awards granted by Corning specified that the employee will continue to vest in the award after retirement without providing any additional services. Corning accounted for this type of arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach"). SFAS 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). That would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Effective January 1, 2006, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. For those share-based awards granted during the three and six months ended June 30, 2006, Corning recognized approximately $2 million and $7 million, respectively, in additional compensation cost in applying the non-substantive vesting period approach versus the nominal period approach.

As of June 30, 2006, there was approximately $62 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.92 years.

The lattice-based valuation model, used to estimate the fair values of option and restricted stock grants after November 30, 2005, incorporates the assumptions (including ranges of assumptions) noted in the table below. Expected volatilities are based on implied volatilities from traded options on Corning's stock, historical volatility of Corning's stock, and other factors.

In estimating option grant fair value under the lattice based model, Corning uses historical data to estimate future option exercise and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected time to exercise of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. The range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:
--------------------------------------------------------------------------------
                                          Three months ended    Six months ended
                                             June 30, 2006        June 30, 2006
--------------------------------------------------------------------------------
Expected volatility                             38-54%               38-54%
Weighted-average volatility                       51%                  50%
Expected dividends                                 0                    0
Risk-free rate                                 1.8-9.4%             1.0-9.4%
Expected time to exercise (in years)            2.7-6.4              2.7-6.4
Pre-vesting departure rate                     1.6-2.3%             1.5-2.3%
Post vesting departure rate                    3.9-7.1%             3.9-7.1%
--------------------------------------------------------------------------------

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

The fair value of each restricted stock grant under the Incentive Stock Plans was estimated on the date of grant for performance based grants assuming that performance goals will be achieved. The expected term for grants under the Incentive Stock Plans is 1 to 10 years.

Time-Based Restricted Stock:
----------------------------

Time-based restricted stock is issued by the Company on a discretionary basis, and is payable in shares of the Company's common stock upon vesting. The fair value is based on the market price of the Company's stock on the grant date. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

The  following  table  represents  a  summary  of the  status  of the  Company's nonvested time-based restricted stock as of December 31, 2005, and changes during the six months ended June 30, 2006:
--------------------------------------------------------------------------------
                                                                Weighted-Average
                                                                   Grant-Date
Nonvested shares                            Shares (000's)         Fair Value
--------------------------------------------------------------------------------
Nonvested shares at December 31, 2005             861              $   11.86
Granted                                           114                  25.00
Vested                                           (171)                  9.75
Forfeited                                         (14)                 12.81
--------------------------------------------------------------------------------
Nonvested shares at June 30, 2006                 790              $   14.21
--------------------------------------------------------------------------------

As of June 30, 2006, there was approximately $5 million of unrecognized compensation cost related to nonvested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.13 years. Compensation cost related to time-based restricted stock was approximately $1 million for the six months ended June 30, 2006 and 2005.

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

The following table represents a summary of the status of the Company's nonvested performance-based restricted stock units as of December 31, 2005, and changes during the six months ended June 30, 2006:
--------------------------------------------------------------------------------
                                                                Weighted-Average
                                                                   Grant-Date
Nonvested shares                            Shares (000's)         Fair Value
--------------------------------------------------------------------------------
Nonvested shares at December 31, 2005           6,718               $   14.33
Granted                                         1,300                   12.70
Vested                                           (702)                  12.08
Forfeited                                        (146)                  13.95
--------------------------------------------------------------------------------
Nonvested shares at June 30, 2006               7,170               $   14.26
--------------------------------------------------------------------------------

As of June 30, 2006, there was approximately $54 million of unrecognized compensation cost related to nonvested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.42 years. Compensation cost related to performance-based restricted stock was approximately $21 million and $14 million for the six months ended June 30, 2006 and 2005, respectively, and $10 million and $8 million for the three months ended June 30, 2006 and June 30, 2005, respectively.

Worldwide Employee Stock Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter closing market price. For the three and six months ended June 30, 2006, approximately $1 million and $3 million, respectively, of compensation cost related to the WESPP was recorded, and there was zero expense for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, approximately 0.2 million and 0.6 million shares, respectively, were purchased by employees.

16.  Comprehensive Income

Components  of  comprehensive   income  (loss),  on  an  after-tax  basis  where
applicable, follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                           Six months
                                                                       ended June 30,                        ended June 30,
                                                                  ------------------------              -----------------------
                                                                  2006 (b)        2005 (b)              2006 (b)       2005 (b)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $    514        $   165               $   771        $    415
Other comprehensive income:
   Change in unrealized gain (loss) on investments, net                                                       1             (33)
   Reclassification adjustment relating to investments
     included in net income, net                                                                                             19
   Change in unrealized gain on derivative
     instruments, net                                                    6             12                    11              38
   Reclassification adjustment relating to derivatives, net            (10)            (2)                  (21)            (15)
   Foreign currency translation adjustment, net (a)                     79            (83)                  128             (98)
   Change in minimum pension liability                                  (1)             1                    (5)              3
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                        $    588        $    93               $   885        $    329
------------------------------------------------------------------------------------------------------------------------------------

(a) The initial implementation of our Taiwan subsidiary's change in its functional currency from the new Taiwan dollar to the Japanese yen effective January 1, 2005 had the effect of increasing the U.S. dollar value of its net assets and increasing accumulated other comprehensive income by $23 million. The impact of this change is included in the foreign currency translation adjustment, net amount.
(b)  Other  comprehensive  income  items for the three and six months ended June
     30,  2006 and 2005  include  zero net tax  effect.  Refer to Note 6 (Income
     Taxes) for an explanation of Corning's tax paying position.



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

Operating Segments (in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                           Display     Telecom-    Environmental     Life        All
                                                        Technologies  munications  Technologies    Sciences     Other       Total
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2006
Net sales                                                 $   461      $   472       $    152     $     75   $    101    $  1,261
Depreciation (1)                                          $    68      $    43       $     20     $      5   $     10    $    146
Amortization of purchased intangibles                                  $     3                                           $      3
Research, development and engineering expenses (2)        $    36      $    18       $     31     $     12   $      8    $    105
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $    (1)                   $      2   $      4    $      5
Income tax provision                                      $   (21)     $   (13)      $     (3)               $     (1)   $    (38)
Earnings (loss) before minority interest and equity
  earnings (loss) (3)                                     $   209      $    40       $      9     $     (2)  $      1    $    257
Minority interests                                                          (1)                                                (1)
Equity in earnings of affiliated companies (4)                135            1                                     12         148
                                                          -------      -------       --------     --------   --------    --------
Net income (loss)                                         $   344      $    40       $      9     $     (2)  $     13    $    404
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2005
Net sales                                                 $   415      $   415       $    146     $     75   $     90    $  1,141
Depreciation (1)                                          $    44      $    46       $     18     $      5   $      9    $    122
Amortization of purchased intangibles                                  $     2                                           $      2
Research, development and engineering expenses (2)        $    24      $    19       $     26     $      9   $      6    $     84
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $     8                               $    (15)   $     (7)
Income tax provision                                      $   (33)     $    (7)      $     (3)    $     (1)  $     (2)   $    (46)
Earnings (loss) before minority interests and equity
  earnings (loss) (3)                                     $   199      $   (10)      $      4     $      1   $     17    $    211
Minority interests                                                                                                 (5)         (5)
Equity in earnings of affiliated companies                     87            1                                      8          96
                                                          -------      -------       --------     --------   --------    --------
Net income (loss)                                         $   286      $    (8)      $      4     $      1   $     20    $    303
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2006
Net sales                                                 $ 1,008      $   869       $    307     $    147   $    192    $  2,523
Depreciation (1)                                          $   130      $    85       $     40     $     10   $     20    $    285
Amortization of purchased intangibles                                  $     6                                           $      6
Research, development and engineering expenses (2)        $    66      $    38       $     61     $     25   $     16    $    206
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $     6                    $      2   $      3    $     11
Income tax provision                                      $   (50)     $   (19)      $     (3)               $     (4)   $    (76)
Earnings (loss) before minority interest and equity
  earnings (loss) (3)                                     $   484      $    38       $      9     $     (7)  $      3    $    527
Minority interests                                                                                                 (2)         (2)
Equity in earnings (loss) of affiliated companies (4)         277            3             (1)                     (1)        278
                                                          -------      -------       --------     --------   --------    --------
Net income (loss)                                         $   761      $    41       $      8     $     (7)  $           $    803
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2005
Net sales                                                 $   735      $   842       $    294     $    149   $    171    $  2,191
Depreciation (1)                                          $    85      $    92       $     35     $     10   $     18    $    240
Amortization of purchased intangibles                                  $     7                                           $      7
Research, development and engineering expenses (2)        $    45      $    36       $     49     $     17   $     13    $    160
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $     8                               $    (15)   $     (7)
Income tax provision                                      $   (41)     $   (15)      $     (6)    $     (2)  $     (4)   $    (68)
Earnings before minority interest and equity
  earnings (3)                                            $   318      $     8       $     13     $      5   $     20    $    364
Minority interests                                                                                                 (7)         (7)
Equity in earnings of affiliated companies                    168            1                                     25         194
                                                          -------      -------       --------     --------   --------    --------
Net income                                                $   486      $     9       $     13     $      5   $     38    $    551
------------------------------------------------------------------------------------------------------------------------------------

(1) Depreciation expense for Corning's reportable segments is recorded based on the assets of each segment and also includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2) Research, development, and engineering expenses includes direct project spending which is identifiable to a segment.
(3) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(4) In the three and six months ended June 30, 2006, equity in earnings (loss) of affiliated companies includes charges of $3 million and $24 million, respectively, in All Other related to impairments for Samsung Corning.

A  reconciliation  of reportable  segment net income to consolidated  net income follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Three months                      Six months
                                                                           ended June 30,                   ended June 30,
                                                                      -------------------------      --------------------------
                                                                        2006           2005             2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Net income of reportable segments                                     $    404       $    303        $    803        $    551
Unallocated amounts:
    Net financing costs (1)                                                 (2)           (24)            (10)            (61)
    Stock-based compensation expense                                       (30)            (9)            (62)            (15)
    Exploratory research                                                   (19)           (17)            (40)            (36)
    Corporate contributions                                                 (9)            (7)            (17)            (12)
    Equity in earnings of affiliated companies,
      net of impairments (2)                                               108             81             178             152
    Asbestos settlement (3)                                                 61           (143)           (124)           (131)
    Other corporate items (4)                                                1            (19)             43             (33)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $    514       $    165        $    771        $    415
------------------------------------------------------------------------------------------------------------------------------------

(1) Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2) Equity in earnings of affiliated companies, net of impairments includes the following items:
     . In the three and six months ended June 30, 2006, a $33 million gain representing our share of a tax settlement relating to an IRS examination at Dow Corning.
     . In the three and six months ended June 30, 2005, a gain of $11 million for our share of a gain on the issuance of subsidiary stock at Dow Corning.
(3) The asbestos settlement arrangement to be incorporated into the Pittsburgh Corning Corporation (PCC) reorganization plan, when the reorganization plan becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe (PCE), and 25 million shares of Corning common stock to a trust. Corning also agreed to make cash payments over the six years from the effective date of the settlement and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of the settlement. The asbestos liability requires adjustment to fair value based upon movements in Corning's common stock price prior to contribution of the shares to the trust as well as change in the estimated fair value of the other components of the settlement offer. In the second quarter of 2006 and 2005, Corning recorded a credit of $61 million and a charge of $143 million, respectively, to reflect changes in the estimated fair value of the components of the settlement offer. In the six months ended 2006 and 2005, Corning recorded a charge of $124 million and $131 million, respectively, to reflect changes in the estimated fair value of the components of the settlement offer.
(4) Other corporate items include the tax impact of the unallocated amounts. In addition, the following items are also included:
     . In the three and six months ended June 30, 2006, tax benefits of $10 million and $48 million, respectively, from the release of valuation allowances for certain foreign locations.
     . In the three and six months ended June 30, 2005, impairment charges of $19 million and $25 million for an other-than-temporary decline in our investment in Avanex below its cost basis.
     . In the three months and six months ended June 30, 2005, restructuring credits of $7 million for adjustments to prior years' reserves.

In the Display Technologies operating segment, assets increased from $3.6 billion at December 31, 2005 to $4.3 billion at June 30, 2006. The increase is due primarily to increased capital expenditures of $378 million and equity earnings of associated companies of $277 million for the six months ended June 30, 2006. In the Environmental Technologies reportable operating segment, assets increased from $0.7 billion at December 31, 2005 to $0.8 billion at June 30, 2006. The increase is due primarily to increased capital expenditures of $83 million for the six months ended June 30, 2006.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the second quarter of 2006, this small number of customers, which individually accounted for 10% or more of each segment's sales, represented the following concentration of segment sales:

..    In the Display segment,  three customers accounted for 57% of total segment sales.
..    In the  Telecommunications  segment,  three customers  accounted for 36% of total segment sales.
..    In the Environmental  Technologies  segment,  three customers accounted for
     73% of total segment sales.
..    In the Life  Sciences  segment,  one customer  accounted for 45% of segment sales.

For the six months ended June 30, 2006, the following number of customers, which individually accounted for 10% or more of each segment's sales, represented the following concentration of segment sales:

..    In the Display segment,  four customers  accounted for 69% of total segment sales.
..    In the Telecommunications segment, two customers accounted for 25% of total segment sales.
..    In the Environmental  Technologies  segment,  three customers accounted for
     74% of total segment sales.
..    In the Life  Sciences  segment,  one customer  accounted for 44% of segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Asia. It is at least reasonably possible that the use of a facility located outside of an entity's home country could be disrupted. Due to the specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, loss of these facilities could produce a near-term severe impact to our display business and the Company as a whole.

18.  Subsequent Event

On July 27, 2006, Corning committed to issue $250 million aggregate principal amount of senior unsecured notes at 7.25%. The senior notes will mature on August 15, 2036 and were issued pursuant to Corning's existing $5 billion universal shelf registration statement. Subject to customary closing conditions, the transaction is expected to close on August 1, 2006. Net proceeds of the offering will be used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our key priorities for 2006 remain unchanged from the previous two years: protect our financial health, improve our profitability, and invest in the future. During the second quarter of 2006, we made the following progress against these priorities:

Financial Health
Our balance sheet remains strong, and we continued to generate positive cash flows from operating activities. Significant activities during the second quarter of 2006 were as follows:

..    We reduced our long-term debt in the following transactions:
     .    We redeemed $97 million of our 6.25% Euro notes, due in 2010;
     .    We repurchased $96 million of our 6.3% notes due in 2009; and
     .    We redeemed $125 million of our 8.3% medium-term notes due in 2025.
..    Our debt to capital ratio declined to 18%.
..    We  received  $134  million in  deposits  against  orders  relating  to our multi-year supply agreements with customers in the Display Technologies segment.
..    We  ended  the  second  quarter  of 2006  with  $2.5  billion  in cash  and short-term investments. Operating cash flow in the second quarter more than offset our capital spending.

Profitability
For the three months ended June 30, 2006, we generated net income of $514 million or $0.32 per share compared to a net income of $165 million or $0.11 per share for the same period in 2005. The improvement in net income was due largely to the following items:
..    Strong volume  growth in our Display  Technologies  and  Telecommunications operating segments.
..    An increase in equity earnings which included a gain of $33 million related to Dow Corning's settlement with the IRS regarding liabilities for tax years 1992 to 2003. This settlement resolves all Federal tax issues related to Dow Corning's implant settlement.
..    Asbestos settlement gain of $61 million compared to expense of $143 million for the same period last year resulting from the change in fair value of Corning's asbestos settlement liability. The change in fair value for the second quarter of 2006 is due primarily to the decrease in the value of 25 million shares of Corning's common stock to be contributed to the proposed settlement. Refer to Note 4 (Commitments and Contingencies) to the consolidated financial statements.

For the six months ended June 30, 2006, we generated net income of $771 million or $0.48 per share. This represents an improvement in net income of $356 million (or 86%) over the same period in 2005. This improvement in net income was due primarily to strong volume growth in our Display Technologies and Telecommunications operating segments and higher equity earnings from Samsung Corning Precision and Dow Corning Corporation. The improvement in Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment.

Investing in Our Future
We continue to invest in a wide array of technologies, with a near-term focus on LCD glass substrates, diesel filters and substrates in response to tightening emissions control standards, and optical fiber and cable and hardware and equipment to enable fiber-to-the-premises.

Our research, development and engineering expenses for the three and six months ended June 30, 2006, increased when compared to the same periods last year and also remained relatively constant as percentage of net sales. We believe our current spending levels are adequate to enable us to execute our longer-term growth strategies.

Our capital expenditures remain focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for the three and six month periods ended June 30, 2006, were $274 million $554 million, respectively. Of these amounts, $192 million and $378 million, respectively, were directed toward our Display Technologies segment, and $33 million and $83 million, respectively, were directed toward our Environmental Technologies segment.

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

The cumulative effect of these adjustments resulted in an increase in investments in affiliated companies of $32 million, an increase to other accrued liabilities of $154 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $1 million as of December 31, 2005. To correct these errors, the Company restated its consolidated financial statements and, on May 9, 2006, filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. In addition, on May 9, 2006, the Company filed amended reports on Form 10-Q/A for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, to restate the financial statements provided for those quarterly periods.

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

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three months                                  Six months
                                                        ended June 30,                               ended June 30,
                                                   ------------------------                       --------------------
                                                     2006            2005        % Change          2006          2005       % Change
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  1,261       $  1,141          11%           $  2,523     $  2,191        15%

Gross margin                                       $    541       $    483          12%           $  1,114     $    912        22%
     (gross margin %)                                   43%            42%                             44%          42%

Selling, general and administrative
  expenses                                         $    194       $    191           2%           $    417     $    375        11%
     (as a % of net sales)                              15%            17%                             17%          17%

Research, development and engineering
  expenses                                         $    128       $    104          23%           $    252     $    202        25%
     (as a % of net sales)                              10%             9%                             10%           9%

Restructuring, impairment and other
  charges and (credits)                            $      5       $    (1)       (600)%           $     11     $     18      (39)%
     (as a % of net sales)                                                                                           1%

Asbestos settlement (gain) expense                 $    (61)      $    143       (143)%           $    124     $    131       (5)%
     (as a % of net sales)                             (5)%            13%                              5%           6%

Income (loss) before income taxes                  $    283       $     38         645%           $    339     $    139       144%
     (as a % of net sales)                              22%             3%                             13%           6%

Provision for income taxes                         $    (24)      $    (44)       (45)%           $    (22)    $    (63)     (65)%
     (as a % of net sales)                             (2)%           (4)%                            (1)%         (3)%

Equity in earnings of associated companies         $    256       $    176          45%           $    456     $    345        32%
     (as a % of net sales)                              20%            15%                             18%          16%

Net income                                         $    514       $    165         212%           $    771     $    415        86%
     (as a % of net sales)                              41%            14%                             31%          19%
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
For the three months ended June 30, 2006, the net sales increase compared to the same period in 2005 was the result of year-over-year increased demand for LCD glass substrates in our Display Technologies segment and increased volume in the Telecommunications segment. For the six months ended June 30, 2006, the net sales increase compared to the same period in 2005 was primarily driven by sales of our Display Technologies segment. Net sales for all other segments were comparable to the respective prior year periods. Sales growth was negatively impacted by approximately $33 million and $116 million from movements in foreign exchange rates, primarily the Japanese yen, in the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005.

Gross Margin
As a percentage of net sales, gross margin for the second quarter of 2006 was up slightly with the same period last year. For the six months ended June 30, 2006, gross margin as a percentage of net sales increased 2 percentage points. The improvement in overall dollars and as a percentage of net sales was driven by increased volume in our Display Technologies segment.

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

Selling, General and Administrative Expenses
For the second quarter of 2006, selling, general, and administrative expenses remained even when compared to the same period in 2005. As a percentage of sales, selling, general, and administrative expenses declined approximately two percentage points due primarily to lower compensation expense in the quarter.

The increase in selling, general, and administrative expenses for the six months ended June 30, 2006, over the same periods last year was caused principally by an increase in compensation costs including increased stock-based compensation expense as a result of the Company's adoption of FAS 123R effective January 1, 2006.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, compensation cost recognized during the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award. In accordance with the modified prospective application method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease of $0.02 and $0.04 in basic and diluted earnings per share for the three and six months ended June 30, 2006, respectively. See Note 1 (Significant Accounting Policies) and Note 15 (Share-based Compensation Plans) to the consolidated financial statements for further detail on the impact of SFAS 123(R).

Research, Development and Engineering Expenses
Research, development and engineering expenses increased in both the three and six month periods ended June 30, 2006, compared to the respective periods last year but remained fairly consistent as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on the current market opportunities in those segments.

Restructuring, Impairment and Other Charges
In the second quarter of 2006, we recorded a $6 million impairment charge related to certain manufacturing operations of our Life Sciences and Specialty Materials segments. We also recorded a $1 million credit relating to the sale of a previously impaired asset. In the first quarter of 2006, we recorded $6 million of restructuring expenses for revisions to existing plans.

For the three and six months ended June 30, 2005, the charges recorded were primarily for impairment charges for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its cost basis. Our investment in Avanex was accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In the fourth quarter of 2005, we completed the sale of our remaining shares of Avanex.

Refer  to  Note  3   (Restructuring,   Impairment  and  Other  Charges)  to  the
consolidated financial statements for additional information.

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

Income Before Income Taxes
In addition to the items  identified  above, the following had a material effect on the results of our income before income taxes:
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                           Six months
                                                                       ended June 30,                        ended June 30,
                                                                   ----------------------                ----------------------
                                                                     2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Loss on repurchases and retirement of debt, net                    $  (11)         $ (12)                $ (11)         $  (12)
Net exchange rate (losses) and gains                                               $  12                                $  (14)
------------------------------------------------------------------------------------------------------------------------------------

Movements in exchange rates did not have a significant impact on results for the three and six months ended June 30, 2006; however, in the first quarter of 2005, we incurred an exchange rate loss of $26 million. This loss was due to the impact of currency movements on unhedged balance sheet exposures, most notably at our Taiwan subsidiary, which changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen in the first quarter of 2005. Refer to Note 1 (Basis of Presentation) to the consolidated financial statements for additional information.

Provision for Income Taxes
Our provision for income taxes and the related tax rates follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                           Six months
                                                                       ended June 30,                        ended June 30,
                                                                  ------------------------              -----------------------
                                                                     2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                        $     24        $    44               $   22         $    63
Effective tax rate                                                     8.5%         115.8%                 6.5%          45.3%
------------------------------------------------------------------------------------------------------------------------------------

For the second quarter ended June 30, 2006, the tax provision reflected the following items:
..    The impact of not  recording  tax benefits  (expenses)  on losses  (income)
     generated in the U.S. and certain foreign jurisdictions until appropriate levels of profitability are reached and sustained in such jurisdictions;
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China; and
..    The release of a valuation allowance on Australian deferred tax assets.

In addition to the items noted above, the tax provision for the six months also reflected the release of a valuation allowance on a portion of our German deferred tax assets.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements of the 2005 Form 10-K/A, most of Corning's deferred tax assets (primarily in the U.S. and Germany) were fully reserved at December 31, 2005. In the second quarter of 2006, we released a valuation allowance of $10 million on Australian deferred tax assets. Corning's deferred tax assets in Australia are primarily related to net operating losses that have an indefinite carryforward period. Due to sustained profitability in Australia and positive future earnings projections for the Australian consolidated group, it is more likely than not that the tax benefits are realizable. As such, the valuation allowance was released. In the first quarter of 2006, we released a valuation allowance of $38 million on a portion of our German deferred tax assets due to sustained profitability in certain of our German operations leading us to conclude that it is more likely than not that the underlying tax benefits are realizable. Our remaining valuation allowance on future tax benefits is expected to remain until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. Until then, our tax provision will generally include only the net tax expense attributable to certain foreign operations.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in various years (2007 through 2010) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 10% and 54% for the second quarter ended June 30, 2006 and 2005, respectively, and a reduction in the rate of 15% and 21% for the six months ended June 30, 2006 and 2005, respectively.

Equity in Earnings of Affiliated Companies, Net of Impairments
The following provides a summary of equity in earnings of associated companies (in millions):
--------------------------------------------------------------------------------
                                   Three months                 Six months
                                  ended June 30,              ended June 30,
                               --------------------        -------------------
                                2006         2005           2006         2005
--------------------------------------------------------------------------------
Samsung Corning Precision      $  133       $   85         $  273       $  165
Dow Corning Corporation           104           77            173          145
Samsung Corning                     3           (2)           (19)           6
All other                          16           16             29           29
                               ------       ------         ------       ------
Total equity earnings          $  256       $  176         $  456       $  345
--------------------------------------------------------------------------------

The improvement in equity earnings recognized from Samsung Corning Precision for both the three and six months ended June 30, 2006 compared to their respective 2005 periods is explained in the discussion of the performance of our Display Technologies segment.

The improvement in equity earnings recognized from Dow Corning for the three and six months ended June 30, 2006 compared to the respective 2005 periods is attributable to a gain of $33 million related to Dow Corning's settlement with the IRS regarding liabilities for tax years 1992 to 2003. This settlement resolves all Federal tax issues related to Dow Corning's implant settlement.

Refer to Note 10 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision and Dow Corning's operating results.

In 2003 and 2005, Samsung Corning recorded significant fixed asset and other impairment charges. In the three and six months ended June 30, 2006, additional impairment charges of $3 million and $24 million, respectively, were recognized. In addition, previously anticipated charges for dismantling CRT capacity are expected in the third quarter of 2006. As the conventional television glass market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur and Samsung Corning's long-term financial viability may come into question. These events could result in Corning incurring an impairment of its investment in Samsung Corning. Corning management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning's investment in Samsung Corning was $226 million at June 30, 2006.

Refer to Note 10 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning's operating results.

Net Income
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                            Six months
                                                                       ended June 30,                         ended June 30,
                                                                   ----------------------                -----------------------
                                                                     2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $    514       $   165                $   771       $    415
Basic earnings per common share                                    $   0.33       $  0.11                $  0.50       $   0.29
Diluted earnings per common share                                  $   0.32       $  0.11                $  0.48       $   0.28
Shares used in computing per share amounts for:
     Basic earnings per common share                                  1,549         1,438                  1,545          1,422
     Diluted earnings per common share                                1,597         1,517                  1,594          1,508
------------------------------------------------------------------------------------------------------------------------------------

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

Display Technologies
The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                      Three months                                  Six months
                                                     ended June 30,                               ended June 30,
                                                  --------------------      % Change          ---------------------    % Change
                                                    2006        2005        06 vs. 05           2006        2005       06 vs. 05
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $    461    $    415        11%             $ 1,008     $    735       37%
Income before equity earnings                     $    209    $    199         5%             $   484     $    318       52%
Equity earnings of associated companies           $    135    $     87        55%             $   277     $    168       65%
Net income                                        $    344    $    286        20%             $   761     $    486       57%
------------------------------------------------------------------------------------------------------------------------------------

The net sales increase for the second quarter of 2006 continues to reflect overall LCD market growth. During the second quarter of 2006, glass substrate volumes (measured in square feet of glass sold) increased 38% compared with the same period in 2005 driven by increased LCD monitor and TV market penetration, demand for larger-size substrates, and shipments of notebook computers. The growth in net sales was partially offset by declines in weighted average selling prices. For the second quarter of 2006, large-size glass substrates accounted for 79% of total sales volumes, compared to 67% for the second quarter of 2005. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar - Japanese yen exchange rate. Sales growth was negatively impacted by approximately $31 million from a weakening of the Japanese yen compared to the second quarter of 2005.

Although volume and sales increased over the prior year periods, volume and sales for the second quarter of 2006 were lower than the first quarter of 2006. This was the first quarterly sequential decline in volume for this segment since the third quarter of 2001. The lower volume was the result of a number of our customers, primarily in Taiwan, idling part of their facilities and thus reducing their demand for glass, as a result of a build-up of panel inventory in the supply chain.

For the six months ended June 30, 2006, the net sales increase is largely driven by the same factors as those identified above. For the comparable six month periods, glass substrate volumes increased approximately 69%, while weighted average selling prices experienced declines in the low teens. Sales of large-size glass substrates accounted for 80% of year to date 2006 sales volumes compared to 63% for the same period in 2005. Movements in the U.S. dollar - Japanese yen exchange rate negatively impacted sales by approximately $97 million for the comparable six month periods.

For the three and six months ended June 30, 2006, the increase in income before equity earnings was primarily the result of higher volumes as described above offset somewhat by lower prices and by the impact of a power outage at our plant in Japan which caused a limitation on production and incremental equipment repair costs.

The increase in our equity earnings from Samsung Corning Precision for the periods presented were largely driven by the same market factors identified for our wholly owned business. The impact of the panel inventory build in Korea in the second quarter of 2006 was not as significant. During the three and six months ended June 30, 2006, Samsung Corning Precision's earnings were negatively impacted by approximately 10% and 15%, respectively, from movements in exchange rates compared to the same periods in 2005. Equity earnings from Samsung Corning Precision are susceptible to movements in the U.S. dollar-Japanese yen and U.S. dollar-Korean won exchange rates.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the second quarter of 2006, AU Optronics Corporation, Chi Mei Optoelectronics Corporation, and Sharp Corporation, each of which accounted for more than 10% of segment net sales, accounted for 57% of total segment sales. For the six months ended June 30, 2006, AU Optronics Corporation, Chi Mei Optoelectronics Corporation, Sharp Corporation, and Hannstar Display Corporation, each of which accounted for more than 10% of segment net sales, accounted for 64% of total segment sales.

In addition, Samsung Corning Precision's sales are concentrated across a small number of its customers. For the three and six months ended June 30, 2006, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd., LG and Phillips LCD Co., accounted for 92% of total Samsung Corning Precision sales.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment will supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. In the second quarter of 2006, Corning received $134 million of customer deposits and issued $52 million in credit memoranda. In the six months ended June 30, 2006, Corning received $147 million of customer deposits and issued $73 million in credit memoranda. Refer to Note 12 (Customer Deposits) to the consolidated financial statements for additional information.

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

Outlook:
--------
We expect to see a continuation of the overall industry growth and the trend toward large-size substrates. The Company continues to estimate that LCD glass market volume will grow 40% to 50% in 2006. This market growth is expected to occur at varying rates in the principal LCD markets of Japan, Taiwan, China and Korea. Sales of our wholly owned business are primarily to panel and color filter manufacturers in Japan, Taiwan, and China while customers in Korea are serviced by Samsung Corning Precision. The actual growth rates in these markets will impact our sales and earnings performance.

For the third quarter of 2006, we expect volumes for our wholly owned business and Samsung Corning Precision to be up in the range of 5% to 15% both individually and in the aggregate, compared to the second quarter of 2006. Sales for our wholly owned business are expected to be up due to improved volumes offset somewhat by modest price declines. The range of outcomes in the third quarter is dependent on the extent to which customers restart capacity idled in the second quarter. Although we believe that end market demand for LCD notebooks, computers, and monitors remains strong, we are cautious about the potential negative impact that economic conditions and political tensions could have on consumer demand, particularly in the seasonally strong second half of the year. There can be no assurance that the end-market rates of growth will continue at the rates experienced in recent quarters, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth, and it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                   Six months
                                                    ended June 30,                                ended June 30,
                                               ------------------------      % Change         ----------------------     % Change
                                                 2006           2005         06 vs. 05         2006         2005         06 vs. 05
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                     $   234        $    213          10%           $   439      $    425          3%
   Hardware and equipment                          238             202          18%               430           417          3%
                                               -------        --------                        -------      --------
       Total net sales                         $   472        $    415          14%           $   869      $    842          3%
                                               =======        ========                        =======      ========

Net income (loss)                              $    40        $     (8)        600%           $    41      $      9        356%
------------------------------------------------------------------------------------------------------------------------------------

For the three and six months ended June 30, 2006, increases in segment sales were driven by improved demand in many regions and product lines offset somewhat by continued price declines when compared to the same periods last year.
Movements in foreign exchange rates, primarily the Euro and Japanese yen, did not have a significant impact on sales for the three and six months ended June 30, 2006, when compared to the same periods last year.

Effective April 1, 2006, ACS, an equity company affiliate, assumed responsibility for optical cable and hardware and equipment sales in Japan. As a result, sales for the second quarter of 2006 were negatively impacted as ACS, which is accounted for under the equity method, began to sell into the Japanese market. Sales of optical cable and hardware and equipment in Japan, which are now recorded by an equity affiliate, were $16 million in the second quarter of 2005.

The increase in net income for the three and six months ended June 30, 2006, when compared to the same periods last year was due largely to the same factors as described above. Movements in exchange rates did not significantly impact the results for this operating segment.

The Telecommunications segment has a concentrated customer base. For the second quarter of 2006, three customers of the Telecommunications segment, each of which accounted for more than 10% of segment net sales, represented 36% of total segment sales. For the six months ended June 30, 2006, two customers, each of which accounted for more than 10% of total segment net sales, accounted for 25% of total segment sales.

Outlook:
--------
For the third quarter of 2006, we expect net sales to be flat to down slightly compared to the second quarter of 2006 driven by continued strong volumes offset by the impact of lower pricing. Fiber-to-the-premises sales continue to be dependent on Verizon's planned targets for homes passed and connected in 2006 which are currently expected to be strong. Changes in the expected Verizon deployment plan, or changes to in their inventory levels of fiber-to-the-premises products could affect the sales level.

Environmental Technologies
The  following  table  provides  net sales and other data for the  Environmental
Technologies reportable operating segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                   Six months
                                                    ended June 30,                                ended June 30,
                                               -----------------------      % Change          ---------------------    % Change
                                                 2006           2005        06 vs. 05          2006         2005       06 vs. 05
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Automotive                                  $   113        $    125        (10)%           $   234      $    252        (7)%
   Diesel                                           39              21          86%                73            42         74%
                                               -------        --------                        -------      --------
       Total net sales                         $   152        $    146           4%           $   307      $    294          4%
                                               =======        ========                        =======      ========

Net income                                     $     9        $      4         125%           $     8      $     13       (38)%
------------------------------------------------------------------------------------------------------------------------------------

Sales of this segment for the second quarter of 2006 were slightly higher than the same period last year. The decline in automotive sales was caused by reduced volumes due largely to a lackluster automotive market in North America. Diesel products sales reflect continued demand from heavy-duty diesel retrofit markets. The Company continued to negotiate with several diesel engine manufacturers to develop supply agreements for 2007 model year platforms when tighter emission requirements in the U.S. are expected to become effective. Negotiations are ongoing and will likely continue for the remainder of the year. Movements in exchange rates did not have a significant impact on sales for this segment.

For the six months ended June 30, 2006, sales reflected the same factors as described above for the second quarter.

For the second quarter of 2006, net income was up slightly due to higher sales. For the six months ended June 30, 2006, the decrease in net income compared to the same period last year was primarily the result of higher engineering and manufacturing costs to support the expected increase in production levels for diesel products in late 2006. Movements in foreign exchange rates did not significantly impact net income (loss) for the comparable periods.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three and six months ended June 30, 2006, three customers of the Environmental Technologies segment, each of which accounted for more than 10% of segment net sales, accounted for 73% and 74%, respectively, of total segment sales.

Outlook:
--------
For the third quarter of 2006, we expect net sales of this segment to be even when compared to the second quarter. Automotive substrate sales are expected to be even with the prior quarter while diesel product sales are expected to reflect a slight increase volume. The ramp in sales of heavy duty diesel products is now expected to occur later in the year than our original expectations due to higher purchases of heavy duty vehicles in the second half of this year in advance of the 2007 regulations that require filters such as ours to meet the tighter emission standards. A portion of our automotive products are sold to U.S. auto manufacturers, and as a result, changes in automotive production by these manufacturers could adversely impact sales and net income of this segment.

Life Sciences
The  following  table  provides  net sales and net  (loss)  income  for the Life
Sciences segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                   Six months
                                                    ended June 30,                                ended June 30,
                                               -----------------------      % Change         ----------------------      % Change
                                                 2006           2005        06 vs. 05          2006         2005         06 vs. 05
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                      $    75        $     75                       $    147      $    149          (1)%
Net (loss) income                              $    (2)       $      1        (300)%         $     (7)     $      5        (240)%
------------------------------------------------------------------------------------------------------------------------------------

Net sales for the three and six months ended June 30, 2006, were even with the same period last year driven by level volumes in the US and in international markets. Movements in foreign exchange rates did not have a significant impact on the comparability of sales.

In the second quarter of 2006, we recorded a $6 million impairment charge related to certain manufacturing operations of our Life Sciences segment and our Specialty Materials segment. Approximately $2 million of this charge was related to the assets of Life Sciences and is included in segment results.

For the three and six months ended June 30, 2006, the increase in net loss compared to the respective 2005 periods was largely attributable to the impairment recorded in the second quarter, manufacturing performance, and sluggish volumes.

In the Life Sciences segment, one customer accounted for approximately 45% of this segment's net sales for the three and six month periods ended June 30, 2006.

Outlook:
--------
For the third quarter of 2006, we expect net sales to be down slightly from the second quarter of 2006 due to seasonally lower sales in North America and Europe. Net income of this segment is expected to be even with the previous quarter due to manufacturing efficiencies offset by seasonally lower sales volume.

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

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              Six months ended          Remainder      Estimated 2007
                                      2004        2005          June 30, 2006            of 2006         and Beyond         Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received            $204        $457              $147                   $24              $105            $937
------------------------------------------------------------------------------------------------------------------------------------

In 2005, we issued $29 million in credit memoranda. During the three and six months ended June 30, 2006, we issued $52 million and $73 million, respectively, in credit memoranda. These credit amounts are not included in the above amounts, and were applied against customer receivables.

In 2006, we expect to issue credits of approximately $160 million. Based on the deposit arrangements currently in place, in 2007 and 2008, credits issued will likely exceed deposits received.

Financing Structure
Second Quarter
--------------
In the second quarter of 2006, we completed the following debt-related transactions:
..    We  redeemed  the  entire  $125  million   principal  amount  of  our  8.3%
     medium-term notes due 2025.
..    We redeemed  $97 million of our 6.25% Euro notes due 2010 and  recognized a loss of $8 million upon the early redemption of these notes.
..    We repurchased $96 million of our 6.3% notes due 2009. We recognized a loss of $3 million associated with this repurchase.

First Quarter
-------------
In the first quarter of 2005 we entered a written agreement with a group of banks on a new revolving credit facility. The facility provided us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, a leverage ratio and an interest coverage ratio, both of which we comply with, and also includes restrictions on the declaration of dividends.

At June 30, 2006, our remaining capacity under our shelf registration was approximately $2.1 billion.

Capital Spending
Capital spending totaled $554 million and $698 million during the six months ended June 30, 2006, and 2005, respectively. Our 2006 capital spending program is expected to be in the range of $1.3 billion to $1.5 billion. Of this amount, approximately $900 million to $1.1 billion will be used to expand manufacturing capacity for LCD glass substrates in the Display Technologies segment and approximately $200 million will be directed toward our Environmental Technologies segment.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                        As of June 30,        As of December 31,
                                        --------------        ------------------
                                             2006                    2005
--------------------------------------------------------------------------------

Working capital                            $  1,663                $  1,490
Working capital, excluding cash,
  cash equivalents, and
  short-term investments                   $  (812)                $  (944)
Current ratio                                 1.7:1                   1.6:1
Trade accounts receivable, net
  of allowances                            $    633                $    629
Days sales outstanding                           45                      49
Inventories                                $    664                $    570
Inventory turns                                 4.5                     4.7
Days payable outstanding                         93                      89
Long-term debt                             $  1,475                $  1,789
Total debt to total capital                     18%                     25%
--------------------------------------------------------------------------------

Credit Rating
Our credit ratings were updated from those disclosed in our 2005 Annual Report on Form 10-K/A as follows:
--------------------------------------------------------------------------------
RATING AGENCY                               Rating
Last Update                             Long-Term Debt              Outlook
--------------------------------------------------------------------------------

Fitch                                         BBB                   Stable
    April 26, 2006

Standard & Poor's                             BBB                   Stable
    April 10, 2006

Moody's                                      Baa2                   Stable
    July 17, 2006
--------------------------------------------------------------------------------

Management Assessment of Liquidity
A major source of funding for 2006 and beyond is our existing balance of cash, cash equivalents and short-term investments. From time to time, we may also issue debt or equity securities for general corporate purposes. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures and scheduled debt repayments.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2005 Annual Report on Form 10-K/A and remain unchanged through the second quarter of 2006.

SFAS 123R was adopted on January 6, 2006. Refer to Note 1 and 15 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the six months ended June 30, 2006, that had a material effect on our financial condition and results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Corning is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $16 million (undiscounted) for the estimated liability for environmental cleanup and related litigation at June 30, 2006. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first six months of 2006. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2005 Annual Report on Form 10-K/A.

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

In the first quarter of 2006, management identified errors in the accounting for its Pittsburgh Corning Corporation (PCC) Asbestos Litigation liability and investments in affiliates and as noted above, has recorded the necessary adjustments in the unaudited interim consolidated financial statements for the quarter ended March 31, 2006 to correct these errors and has restated previously issued financial statements.

Management, under the direction of its principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based upon this evaluation and as a result of the material weaknesses discussed below, the Company's principal executive and principal financial officers, have concluded that its disclosure controls and procedures were not effective as of June 30, 2006 to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute material weaknesses in internal control over financial reporting at June 30, 2006:

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

Plan for Remediation of Material Weaknesses - We believe the steps described below, which occurred during the second quarter closing process, will remediate the material weaknesses described above.

..    We  enhanced  the  procedures  and   documentation   associated   with  the
     reconciliation of our PCC Asbestos Litigation liability in order to ensure that all components are included in the evaluation process and are accounted for in accordance with generally accepted accounting principles.
..    We augmented the resources in our Accounting  Services department that will enable us to have a stronger segregation of duties associated with the reconciliation of the PCC Asbestos Litigation liability account to ensure
     1) the analysis and preparation of the reconciliation and 2) a detailed review of this work is done by separate individuals who have the requisite skill set and training.
..    We updated our key controls within the  Investments in Affiliates  cycle to specifically address 1) our ability to achieve full inclusion of all less than 100% owned entities in our accounting analysis of Investments in Affiliates and 2) to ensure proper monitoring and accounting for these entities.
..    We improved our  investments  in affiliates  reconciliation  procedures and documentation in order to ensure 1) the analysis and preparation of the reconciliation and 2) a detailed review of the reconciliation is done by separate individuals who have the requisite skill set and training.

As discussed above, since March 31, 2006, we have made improvements to our internal control over financial reporting that have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting and anticipate the control deficiencies described above can be remediated by September 30, 2006.

(c) Changes in internal control over financial reporting

Other than the remedial actions taken to address the material weaknesses in our internal controls over financial reporting related to accrued litigation and investments in affiliates as detailed above, no changes in internal control over financial reporting occurred during the quarter ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $16 million (undiscounted) for its estimated liability for environmental cleanup and litigation at June 30, 2006. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusion of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of June 30, 2006, Dow Corning had recorded a reserve for breast implant litigation of $1.8 billion and anticipates insurance receivables of $211 million. Certain commercial creditors have appealed from the denial of their claim for approximately $80 million in additional interest at default rates and enforcement costs. This appeal was argued in July 2005 and decided on July 26, 2006. On the appeal by the commercial creditors, the Court of Appeals vacated the decision of the District Court and remanded for further proceedings. The management of Dow Corning is evaluating the decision. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Since March 28, 2003, we have recorded total net charges of $942 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the fair value of 25 million shares of our common stock (totaling $786 million at June 30, 2006) is recorded in the other accrued liabilities component in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $156 million at June 30, 2006), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made final oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. In mid-April 2005, the proponents of the PCC Plan requested that the court rule on the pending objections. On February 28, 2006, the Bankruptcy Court requested the Plan proponents to delete references to
Section 105(a) of the Bankruptcy Code and resubmit the Plan. In late April 2006, the Bankruptcy Court allowed another round of briefing on the objections leading to additional oral arguments on July 21, 2006. The timing of the court's decision is uncertain. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

Astrium. In December 2000, Astrium, SAS and Astrium, Ltd. filed a complaint in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries (prior to Corning's acquisition of NetOptix) with the result that the amount of electricity the satellite can produce is allegedly materially reduced, which then reduces the effective life and value of each satellite. NetOptix has denied causing the damages alleged and denied legal liability. In 2002, co-defendant Pilkington settled for $20 million and is no longer in this case. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants on the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. The Circuit Court had stayed the appeal pending a decision in the Robinson Helicopter v. Dana case before the California Supreme Court involving similar issues of law. The Robinson case was decided on December 23, 2004 and reversed. The Ninth Circuit Court of Appeals granted the defendants' request for a briefing schedule under which all appellate briefing was completed by March 15, 2006. In its appellate briefing, NetOptix continued to advocate for affirmance of the lower court's ruling. Oral argument occurred on July 24, 2006.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. As of March 2005, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.42 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including Samsung affiliates' purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds are to be distributed to the Samsung affiliates. As of March 2005, the shares of Samsung Life Insurance Co., Ltd. had not been sold. The suit asks for damages of approximately $4.68 billion plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.1% of the Samsung affiliates' total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning Incorporated.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz
v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. As of June 2006, the District Court allowed two cross-claims for contribution against Corning and two third-party complaints for contribution against Corning. The Muniz case is scheduled for trial in November 2006.

In March 2006, Corning was named as an additional party defendant in two actions, Jana Bendik v. Precision Products, Inc. and Kevin Pote v. Ames Supply Company, filed in the Circuit Court of Cook County, Illinois, claiming an unspecified amount of damages and asserting personal injury and wrongful death against a number of corporate defendants as a result of alleged ground water contamination by releases of solvents from manufacturing operations at the Ellsworth Industrial Park site. In May 2006, a corporate defendant filed amended fourth party complaints in both Bendik and Pote alleging that Corning is the alter ego of Harper-Wyman Company.

The sole basis of liability against Corning in all of the cases related to Ellsworth Industrial Park is the claim of several corporate defendants that Corning is the successor to and/or alter ego of Harper-Wyman Company. Corning has denied these allegations and management intends to vigorously contest all claims against Corning. Management is not able at this time to estimate the range of outcomes in this matter.

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

The  Company  has  material   weaknesses  in  internal  control  over  financial
reporting.

Management identified material weaknesses in our internal control over financial reporting as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2 that resulted in the restatement of the Company's annual consolidated financial statements as of and for the years ended December 31, 2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the quarterly periods in the years ended December 31, 2005 and 2004. See "Item 9A. Controls and Procedures" in our Form 10-K/A filed May 9, 2006.

The material weaknesses in the our internal control over financial reporting during these periods related to ineffective controls over 1) the valuation of its asbestos settlement charges and the valuation and reconciliation of the related liability related to the 2003 Pittsburgh Corning Corporation Asbestos Litigation Bankruptcy Settlement, and 2) the completeness and accuracy of our equity investments.

We anticipate the material weaknesses noted above will be fully remediated by September 30, 2006. However, failure to maintain or implement the new or improved controls could result in the continued existence of the material weaknesses impacting the reliability of the Company's internal control over financial reporting, causing the Company to fail to meet its periodic reporting obligations, or result in material misstatements in the Company's financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company's internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal second quarter of 2006:

Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                Purchased (a)         Share (a)          Announced Plan (b)             Under the Plan (b)
------------------------------------------------------------------------------------------------------------------------------------
April 1-30, 2006                          31,276             $28.64                    0                              $0
May 1-31, 2006                           303,024             $27.26                    0                              $0
June 1-30, 2006                           36,673             $23.96                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                    370,973             $27.05                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

(a) This column reflects the following transactions during the fiscal second quarter of 2006: (i) the deemed surrender to us of 73,787 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 297,186 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b) During the quarter ended June 30, 2006, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) - (c) Our annual meeting of shareholders was held on April 27, 2006. At that meeting, shareholders elected James B. Flaws, James R. Houghton, James J. O'Connor, Deborah D. Rieman, and Peter F. Volanakis as directors for terms expiring at our annual meeting of shareholders in 2009, and Padmasree Warrior as a director for a term expiring at our annual meeting of shareholders in 2008. In addition, shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2006 and also approved amendment of the 2002 Worldwide Employee Stock Purchase Plan, adoption of the 2006 Variable Compensation Plan and amendment of the 2003 Equity Plan for Non-Employee Directors. Shareholders also voted in favor of a shareholder proposal requesting the Board of Directors to adopt annual election of each director. Those elected and the results of voting are as follows:

Nomination and Election of Directors

Name                                   Votes For                Votes Withheld
James B. Flaws                        1,302,503,688                98,269,537
James R. Houghton                     1,320,889,501                79,883,724
James J. O'Connor                     1,344,326,941                56,446,284
Deborah D. Rieman                     1,367,215,237                33,557,988
Peter F. Volanakis                    1,341,373,770                59,399,455
Padmasree Warrior                     1,368,230,353                32,542,872

Jeremy R. Knowles, Eugene C. Sit, William D. Smithburg, Hansel E. Tookes II and Wendell P. Weeks continued as directors for terms expiring at the annual meeting of shareholders in 2007 and John Seely Brown, Gordon Gund, John M. Hennessy and
H. Onno Ruding continued as directors for terms expiring at the annual meeting of shareholders in 2008.

                                       Votes For                 Votes Against            Abstain              Broker Non-Votes

Approve amendment of                  1,159,368,168                33,920,601            12,508,602               194,975,854
2002 Worldwide Employee
Share Purchase Plan

Approve adoption of 2006              1,117,126,831                75,063,865            13,606,674               194,975,854
Variable Compensation Plan

Approve amendment of                  1,033,768,353               157,993,619            14,035,399               194,975,854
2003 Equity Plan for
Non-Employee Directors

Ratify appointment of                 1,363,468,069                26,745,875            10,559,281
PricewaterhouseCoopers
LLP as our independent
registered public accounting
firm for fiscal year ending
December 31, 2006

Shareholder proposal                    863,372,675               326,701,507            15,723,189               194,975,854
requesting that Directors
adopt annual election of
each director

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








                                           CORNING INCORPORATED
                                              (Registrant)






   July 28, 2006                          /s/ JAMES B. FLAWS
-------------------          ---------------------------------------------
       Date                                 James B. Flaws
                               Vice Chairman and Chief Financial Officer
                                     (Principal Financial Officer)




   July 28, 2006                          /s/ JANE D. POULIN
-------------------          ---------------------------------------------
       Date                                 Jane D. Poulin
                                       Chief Accounting Officer
                                    (Principal Accounting Officer)




   July 28, 2006                      /s/ KATHERINE A. ASBECK
-------------------          ---------------------------------------------
       Date                              Katherine A. Asbeck
                                    Senior Vice President - Finance

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number     Exhibit Name                                            Page
--------------     ------------                                            ----

      12         Computation of Ratio of Earnings to Fixed Charges          62

     31.1        Certification of Chief Executive Officer Pursuant
                 to Rule 13a-14(a) under the Exchange Act                   63

     31.2        Certification of Chief Financial Officer Pursuant
                 to Rule 13a-14(a) under the Exchange Act                   64

      32         Certification Pursuant to 18 U.S.C. Section 1350           65

                                                                     Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                               Six months ended
                                                                 June 30, 2006
                                                               ----------------

Income before income taxes                                        $    339
Adjustments:
    Distributed income of equity investees                             217
    Fixed charges net of capitalized interest                           65
                                                                  --------

Income before taxes and fixed charges, as adjusted                $    621
                                                                  ========

Fixed charges:
   Interest expense (a)                                           $     54
   Portion of rent expense which represents an
     appropriate interest factor (b)                                    11
   Capitalized interest                                                 20
                                                                  --------

Total fixed charges                                                     85
Capitalized interest                                                   (20)
                                                                  --------

Total fixed charges, net of capitalized interest                  $     65
                                                                  ========

Ratio of earnings to fixed charges                                    7.3x
                                                                  ========

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

July 28, 2006

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

July 28, 2006

/s/              James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                                                      Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks,
President and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  July 28, 2006


/s/  Wendell P. Weeks
     -----------------------------------------
     Wendell P. Weeks
     President and Chief Executive Officer


/s/  James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer