Form 10-Q
period 2006-09-30
CORNING INC /NY
filed 2006-11-01
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended                   September 30, 2006
                                   ---------------------------------------------

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

                           Yes  X                   No
                               ---                     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X      Accelerated filer     Non-accelerated filer
                        ---                      ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes                      No  X
                               ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,564,301,810   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of October 16, 2006.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------
                                                                           Page
                                                                           ----
Item 1. Financial Statements

    Consolidated Statements of Operations (Unaudited) for the three
       and nine months ended September 30, 2006 and 2005                     3

    Consolidated Balance Sheets (Unaudited) at September 30, 2006 and
       December 31, 2005                                                     4

    Consolidated Statements of Cash Flows (Unaudited) for the nine
       months ended September 30, 2006 and 2005                              5

    Notes to Consolidated Financial Statements (Unaudited)                   6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            38

Item 3. Quantitative and Qualitative Disclosures About Market Risk          55

Item 4. Controls and Procedures                                             55


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                   57

Item 1A. Risk Factors                                                       60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         61

Item 6. Exhibits                                                            62

Signatures                                                                  63

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)

                                                                                 Three months                   Nine months
                                                                              ended September 30,            ended September 30,
                                                                           ------------------------       ------------------------
                                                                              2006           2005           2006            2005
                                                                           ---------      ---------       ---------      ---------
Net sales                                                                  $   1,282      $   1,188       $   3,805      $   3,379
Cost of sales                                                                    716            643           2,125          1,922
                                                                           ---------      ---------       ---------      ---------

Gross margin                                                                     566            545           1,680          1,457

Operating expenses:
   Selling, general and administrative expenses                                  218            178             635            553
   Research, development and engineering expenses                                127            118             379            320
   Amortization of purchased intangibles                                           2              3               8             11
   Restructuring, impairment and other charges (Note 3)                            2             28              13             46
   Asbestos settlement (Note 4)                                                   13             73             137            204
                                                                           ---------      ---------       ---------      ---------

Operating income                                                                 204            145             508            323

Interest income                                                                   32             17              82             40
Interest expense                                                                 (18)           (23)            (56)           (84)
Loss on repurchases and retirement of debt, net (Note 5)                                                        (11)           (12)
Other income, net                                                                 27             17              61             28
                                                                           ---------      ---------       ---------      ---------

Income before income taxes                                                       245            156             584            295
Provision for income taxes (Note 6)                                               33             28              55             91
                                                                           ---------      ---------       ---------      ---------

Income before minority interests and equity earnings                             212            128             529            204
Minority interests                                                                (6)            (2)             (8)            (8)
Equity in earnings of associated companies, net of impairments (Note 10)         232             77             688            422
                                                                           ---------      ---------       ---------      ---------

Net income                                                                 $     438      $     203       $   1,209      $     618
                                                                           =========      =========       =========      =========

Basic earnings per common share (Note 7)                                   $    0.28      $    0.14       $    0.78      $    0.43
                                                                           =========      =========       =========      =========
Diluted earnings per common share (Note 7)                                 $    0.27      $    0.13       $    0.76      $    0.41
                                                                           =========      =========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited; in millions, except per share amounts)

                                                                                         September 30,       December 31,
                                                                                             2006                2005
                                                                                        -------------       -------------
Assets

Current assets:
   Cash and cash equivalents                                                              $     979           $   1,342
   Short-term investments, at fair value                                                      1,833               1,092
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  2,812               2,434
   Trade accounts receivable, net of doubtful accounts and allowances - $26 and $24             753                 629
   Inventories (Note 9)                                                                         673                 570
   Deferred income taxes (Note 6)                                                                64                  44
   Other current assets                                                                         184                 183
                                                                                          ---------           ---------
       Total current assets                                                                   4,486               3,860

Investments (Note 10)                                                                         2,312               1,729
Property, net of accumulated depreciation - $4,006 and $3,632                                 5,082               4,675
Goodwill and other intangible assets, net (Note 11)                                             331                 338
Deferred income taxes (Note 6)                                                                   56                  10
Other assets                                                                                    580                 595
                                                                                          ---------           ---------

Total Assets                                                                              $  12,847           $  11,207
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt (Note 5)                                             $      20           $      18
   Accounts payable                                                                             574                 690
   Other accrued liabilities (Notes 4 and 12)                                                 1,726               1,662
                                                                                          ---------           ---------
       Total current liabilities                                                              2,320               2,370

Long-term debt (Note 5)                                                                       1,710               1,789
Postretirement benefits other than pensions                                                     592                 593
Other liabilities (Notes 4 and 12)                                                              996                 925
                                                                                          ---------           ---------
       Total liabilities                                                                      5,618               5,677
                                                                                          ---------           ---------

Commitments and contingencies (Note 4)
Minority interests                                                                               41                  43
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,573 million and 1,552 million                                             790                 776
   Additional paid-in capital                                                                11,935              11,548
   Accumulated deficit                                                                       (5,638)             (6,847)
   Treasury stock, at cost; Shares held: 17 million and 16 million                             (196)               (168)
   Accumulated other comprehensive income (Note 16)                                             297                 178
                                                                                          ---------           ---------
       Total shareholders' equity                                                             7,188               5,487
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  12,847           $  11,207
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                         ----------------------------
                                                                                            2006              2005
                                                                                         ---------          ---------
Cash Flows from Operating Activities:
   Net income                                                                             $  1,209          $    618
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                              430               373
     Amortization of purchased intangibles                                                       8                11
     Asbestos settlement                                                                       137               204
     Loss on repurchases and retirement of debt, net                                            11                12
     Restructuring, impairment and other charges                                                13                46
     Stock compensation charges                                                                 95                28
     Undistributed earnings of affiliated companies                                           (384)             (206)
     Deferred taxes                                                                            (64)              (11)
     Restructuring payments                                                                     (9)              (21)
     Customer deposits, net                                                                     86               376
     Employee benefit payments less than expense                                                26                44
     Changes in certain working capital items:
        Trade accounts receivable                                                             (119)              (78)
        Inventories                                                                           (104)              (46)
        Other current assets                                                                   (10)              (14)
        Accounts payable and other current liabilities, net of restructuring payments         (181)              (91)
     Other, net                                                                                 31                35
                                                                                          --------          --------
Net cash provided by operating activities                                                    1,175             1,280
                                                                                          --------          --------

Cash Flows from Investing Activities:
   Capital expenditures                                                                       (892)           (1,076)
   Acquisitions of businesses, net of cash received                                            (16)
   Proceeds from sale or disposal of assets                                                     11                17
   Net increase in long-term investments and other long-term assets                            (77)
   Short-term investments - acquisitions                                                    (2,343)           (1,313)
   Short-term investments - liquidations                                                     1,603             1,163
   Other, net                                                                                                     13
                                                                                          --------          --------
Net cash used in investing activities                                                       (1,714)           (1,196)
                                                                                          --------          --------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings and current portion of long-term debt                   (14)             (198)
   Proceeds from issuance of long-term debt, net                                               246               147
   Retirements of long-term debt                                                              (343)             (102)
   Proceeds from issuance of common stock, net                                                  20               356
   Proceeds from the exercise of stock options                                                 280               142
   Other, net                                                                                  (12)              (12)
                                                                                          --------          --------
Net cash provided by financing activities                                                      177               333
                                                                                          --------          --------
Effect of exchange rates on cash                                                                (1)              (31)
                                                                                          --------          --------
Net (decrease) increase in cash and cash equivalents                                          (363)              386
Cash and cash equivalents at beginning of period                                             1,342             1,009
                                                                                          --------          --------

Cash and cash equivalents at end of period                                                $    979          $  1,395
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

Short-Term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):
--------------------------------------------------------------------------------
                                                September 30,   December 31,
                                                    2006            2005
--------------------------------------------------------------------------------
Bonds, notes and other securities
    U.S. government and agencies                 $   310          $   259
    States and municipalities                         63               77
    Asset-backed securities                          542              374
    Commercial paper                                 350               57
    Other debt securities                            568              325
--------------------------------------------------------------------------------
      Total short-term investments               $ 1,833          $ 1,092
--------------------------------------------------------------------------------

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

Variable Interest Entities

Corning leases certain transportation equipment from a Trust that qualifies as a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN
46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning's consolidated financial statements. The entity's assets are primarily comprised of fixed assets which are collateral for the entity's borrowings. These assets, amounting to approximately $28.9 million and $29.5 million as of September 30, 2006 and December 31, 2005, respectively, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional Trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the Trusts. Lease revenue generated by these Trusts was $1.6 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. Corning's maximum exposure to loss as a result of its involvement with the Trusts is estimated at approximately $15.5 million at September 30, 2006.

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

Corning grants restricted shares and stock options that are subject to specific vesting conditions (e.g., three-year graded vesting). For stock options granted prior to January 1, 2006, Corning specified that the employee will continue to vest in the award after retirement without providing any additional services. Corning accounted for this type of arrangement by recognizing compensation cost on a pro forma disclosure basis over the requisite vesting period (the "stated vesting period approach"). For time-based and performance-based restricted shares granted prior to January 1, 2006, Corning specified that the employee will vest in the award after retirement without providing any additional services. Corning accounted for this type of arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach").

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

We continue to follow the stated and nominal vesting period approaches for any share-based awards granted prior to adopting SFAS 123(R) and will continue to do so for the remaining portion of such unvested outstanding awards after adopting SFAS 123(R). Effective with the adoption of SFAS 123(R), on January 1, 2006, we now apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions.

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

In April 2006, the FASB issued a FASB Staff Position (FSP) FSP FIN 46R-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)". This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R and is effective on the first day of the first reporting period beginning after June 15, 2006. Corning adopted FIN 46R-6 on the effective date of July 1, 2006. Our current approach to applying FIN 46-R is consistent with guidance in FSP FIN 46R-6. As a result, the adoption of FSP FIN 46R-6 is not expected to be material to Corning's consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The recognition and disclosure requirements described above are effective for fiscal years ended after December 15, 2006 except for the change in measurement date which is effective as of the beginning of the fiscal year beginning after December 15, 2008. Currently, management estimates the impact of the provisions required to be adopted at December 31, 2006, to be a reduction of equity and an increase in long term liabilities of approximately $500 million. We also expect that Dow Corning's adoption of this standard will result in a reduction of our equity investment in Dow Corning and a decrease to equity of approximately $100 million. The adoption of the provisions of SFAS 158 at December 31, 2006, is not expected to impact Corning's consolidated statements of operations and cash flows and will not affect any of the Company's financial covenants.

In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a material impact on Corning's consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB), "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to be material to Corning's consolidated results of operations and financial condition.

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

Between March 31, 2003, and December 31, 2005, the following accounting errors occurred:

..    Corning's  asbestos  settlement  charges and the related  liability for the asbestos settlement did not reflect the estimated fair value at initial recognition or subsequent changes in fair value, of certain components of the proposed settlement offer. As a result, asbestos settlement charges for the years 2005, 2004, and 2003 were understated by $13 million, $24 million, and $117 million, respectively, and for the three and nine months ended September 30, 2005 was understated by $5 million and $15 million, respectively.
..    Corning  incorrectly  suspended  recording  equity  earnings of PCE between
     March 31, 2003, and December 31, 2005. As a result, equity in earnings of affiliated companies for the years 2005, 2004, and 2003 was understated by $13 million, $11 million, and $7 million, respectively, and for the three and nine months ended September 30, 2005 was understated by $3 million and $10 million, respectively.
..    Accretion  on  the  cash  portion  of the  asbestos  settlement  offer  was incorrectly recorded as interest expense resulting in both an overstatement of interest expense and an understatement of asbestos settlement expense for the years 2005, 2004, and 2003, by $8 million, $8 million, and $5 million, respectively, and for the three and nine months ended September 30, 2005 was understated by $2 million and $6 million, respectively.

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

The impacts of the restatement adjustments on the consolidated financial statements for the comparative periods presented in this filing are summarized below (in millions):

                      Consolidated Statements of Operations
                         Summary of Restatement Impacts
               (Unaudited; in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                September 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments         As Restated
                                                                                ----------         -----------         -----------
Operating expenses:
  Asbestos settlement                                                            $     68          $       5            $     73

Operating income (loss)                                                               150                 (5)                145

Interest expense                                                                       25                 (2)                 23

Income (loss) before income taxes                                                     159                 (3)                156
Provision for income taxes                                                            (28)                                   (28)
                                                                                 --------          ---------            --------
Income (loss) before minority interests and equity earnings                           131                 (3)                128

Equity in earnings of associated companies, net of impairments                         74                  3                  77

Net income                                                                       $    203                               $    203

Basic earnings per common share                                                  $   0.14                               $   0.14
Diluted earnings per common share                                                $   0.13                               $   0.13
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the nine months ended
                                                                                                September 30, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments          As Restated
                                                                                ----------         -----------          -----------
Operating expenses:
  Asbestos settlement                                                            $    189          $      15            $    204

Operating income (loss)                                                               338                (15)                323

Interest expense                                                                       90                 (6)                 84

Income before income taxes                                                            304                 (9)                295
Provision for income taxes                                                            (91)                                   (91)
                                                                                 --------          ---------           ---------
Income before minority interests and equity earnings                                  213                 (9)                204

Equity in earnings of associated companies, net of impairments                        412                 10                 422

Net income                                                                       $    617          $       1            $    618

Basic loss per common share                                                      $   0.43                               $   0.43
Diluted loss per common share                                                    $   0.41                               $   0.41
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
------------------------------------------------------------------------------------------------------------------------------------

3.   Restructuring, Impairment and Other Charges

2006 Actions

Third Quarter
-------------
In the third quarter of 2006, we approved a disinvestment plan related to certain manufacturing operations of our Life Sciences and Specialty Materials operating segments. As a result, we recorded a charge of $5 million which is comprised of severance and curtailment costs. We also recorded a $1 million credit related to prior period severance costs and a $2 million credit relating to the sale of previously impaired assets.

Second Quarter
--------------
In the second quarter of 2006, we recorded a $6 million impairment charge related to the manufacturing operations of our Life Sciences and Specialty Materials operating segments identified above. We also recorded a $1 million credit relating to the sale of a previously impaired asset.

First Quarter
-------------
In the first quarter of 2006, we recorded a $7 million charge for a revision to an existing restructuring plan for a German location in our Telecommunications segment.

The  following   table  details  the  charges,   credits  and  balances  of  the
restructuring  reserves as of and for the nine months ended  September  30, 2006
(in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              Nine months                                                  Remaining
                                                              ended Sept.     Revisions         Net           Cash        reserve at
                                                January 1,     30, 2006      to existing     charges/       payments       Sept. 30,
                                                   2006         charge          plans       (reversals)      in 2006         2006
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
   Employee related costs                        $   36        $     5        $     5        $   10          $  (4)         $  42
   Other charges                                     49                            (2)           (2)            (5)            42
                                                 -----------------------------------------------------------------------------------
      Total restructuring charges                $   85        $     5        $     3        $    8          $  (9)         $  84
                                                 -----------------------------------------------------------------------------------

Impairment of assets:
   Assets to be disposed of by sale or
     abandonment                                                     6             (1)            5
                                                               --------------------------------------
      Total impairment charges                                       6             (1)            5
                                                               --------------------------------------

Total restructuring, impairment and
  other charges                                                $    11        $     2        $   13
------------------------------------------------------------------------------------------------------------------------------------

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
   Employee related costs                        $   18        $    30        $    (1)       $   29          $  (10)        $   37
   Other charges                                     77                           (14)          (14)            (11)            52
                                                 -----------------------------------------------------------------------------------
      Total restructuring charges                $   95        $    30        $   (15)       $   15          $  (21)        $   89
                                                 -----------------------------------------------------------------------------------

Impairment of assets:
   Impairment of available-for-sale
     securities                                                     25                           25
   Assets to be disposed of by sale or
     abandonment                                                                    6             6
                                                               ------------------------------------
      Total impairment charges                                      25              6            31
                                                               ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                                  $    55        $    (9)       $   46
------------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee related costs will be substantially complete by the end of 2007, while payments for other charges will be substantially complete by the end of 2010.

4.   Commitments and Contingencies

Asbestos Settlement

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations. The proposed settlement, if the Plan is approved and becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning also agreed to pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the Plan becomes effective, with 5.5 percent interest from June 2004, and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of settlement.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. For more than two years, there have been several rounds of briefing and argument in the Bankruptcy Court to address these objections. In February, 2006, the Bankruptcy Court requested that the Plan proponents delete references to Section 105(a) of the Bankruptcy Code and resubmit the Plan. The final round of oral argument was held on July 21, 2006. The Bankruptcy Court reserved decision. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

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

In the third quarter of 2006, we recorded asbestos settlement expense of $13 million, including $6 million reflecting the increase in the value of Corning's common stock from June 30, 2006 to September 30, 2006, and $7 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

In the third quarter of 2005, we recorded asbestos settlement expense of $73 million, including $68 million for the increase in the value of Corning's common stock from June 30, 2005 to September 30, 2005, and a $5 million charge to adjust the estimated fair value of the other components of the proposed asbestos settlement.

For the nine months ended September 30, 2006, we recorded asbestos settlement expense of $137 million, including $119 million reflecting the increase in the value of Corning's common stock since December 31, 2005, and $18 million to reflect changes in the estimated fair value of other components of the settlement offer. For the nine months ended September 30, 2005, we recorded asbestos settlement expense of $204 million, including $189 million reflecting the increase in the value of Corning's common stock from December 31, 2004 to September 30, 2005, and $15 million to reflect changes in the estimated fair value of the other components of the proposed asbestos settlement.

If the book value of the assets to be contributed in the asbestos settlement remains lower than the carrying value of the settlement liability, a gain would be recognized at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $955 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, 25 million shares of our common stock and assigned insurance proceeds (in aggregate totaling $797 million at September 30, 2006) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $158 million at September 30, 2006), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

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

We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning) as discussed in Note 8 to the consolidated financial statements in our 2005 Form 10-K/A. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Dow Corning Bankruptcy Plan. Please refer to
Note 10, Investments, for a discussion of contingent liabilities associated with Dow Corning.

As of September 30, 2006, contingent guarantees at notional value totaled $321 million, compared with $339 million at December 31, 2005. We also were contingently liable for purchase obligations of $251 million and $219 million, at September 30, 2006 and December 31, 2005, respectively. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $15 million (undiscounted) for its estimated liability for environmental cleanup and litigation at September 30, 2006. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

5.   Debt

Third Quarter
-------------

In the third quarter of 2006, we issued $250 million of 7.25% senior unsecured notes for net proceeds of approximately $246 million. The notes mature on August 15, 2036. We may redeem the debentures at any time.

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

The following table  summarizes the activities  related to our debt  retirements
(both current and  long-term)  for the nine months ended  September 30, 2006 and
2005 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Book Value of            Cash          Shares
                                                              Debentures Retired          Paid          Issued            Loss
------------------------------------------------------------------------------------------------------------------------------------
2006 activity:
   Debentures, 8.3%, due 2025 (1)                                 $    129             $    129
   Euro Notes, 6.25%, due 2010                                          97                  105                          $  (8)
   Debentures, 6.3%, due 2009                                           96                   99                             (3)
   Other                                                                24                   24
------------------------------------------------------------------------------------------------------------------------------------
Total 2006 activity                                               $    346             $    357                          $ (11)
------------------------------------------------------------------------------------------------------------------------------------

2005 activity:
   Convertible debentures, 3.5%, due 2008                         $    297             $      2           31
   Other (primarily Euro notes, 5.625%, due 2005)                      198                  198
   Oak 4 7/8% Subordinated notes, due 2005                              96                                 6
   Debentures, 7%, due 2007                                             88                  100                          $ (12)
------------------------------------------------------------------------------------------------------------------------------------
Total 2005 activity                                               $    679             $    300            37            $ (12)
------------------------------------------------------------------------------------------------------------------------------------

(1) Book value includes a deferred gain related to an interest rate swap on the 8.3% coupon medium-term notes due April 4, 2025 of $5 million.

6.   Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                      Three months              Nine months
                                   ended September 30,       ended September 30,
                                   -------------------       -------------------
                                   2006         2005         2006          2005
--------------------------------------------------------------------------------

Provision for income taxes         $  33       $   28        $  55        $  91
Effective tax rate                  13.5%        17.9%         9.4%        30.8%
--------------------------------------------------------------------------------

For the third quarter ended September 30, 2006, the tax provision reflected the following items:
..    The impact of not  recording  tax benefits  (expenses)  on losses  (income)
     generated in the U.S. and certain foreign jurisdictions until appropriate levels of profitability are reached and sustained in such jurisdictions; and
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2006, also reflected the release of valuation allowances on all Australian deferred tax assets and on a portion of our deferred tax assets in Germany.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements in the 2005 Form 10-K/A, most of Corning's deferred tax assets (primarily in the U.S. and Germany) had full valuation allowances at December 31, 2005. In the second quarter of 2006, we released a valuation allowance of $10 million on Australian deferred tax assets. Corning's deferred tax assets in Australia are primarily related to net operating losses that have an indefinite carryforward period. Due to sustained profitability in Australia and positive future earnings projections for the Australian consolidated group, it is more likely than not that the tax benefits are realizable. In the first quarter of 2006, we released a valuation allowance of $38 million on a portion of our German deferred tax assets due to sustained profitability in certain of our German operations leading us to conclude that it is more likely than not that the underlying tax benefits are realizable. Our remaining valuation allowance on deferred tax assets is expected to remain until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. Until then, our tax provision will generally include only the net tax expense attributable to certain foreign operations.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary. The benefits of such arrangements phase out in various years (2007 through 2010) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 9% and 17% for the third quarter ended September 30, 2006 and 2005, respectively, and a reduction in the rate of 13% and 14% for the nine months ended September 30, 2006 and 2005, respectively.

7.   Earnings Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share computations follows (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                     2006                                     2005
                                                     --------------------------------------    -------------------------------------
                                                       Net         Weighted-     Per Share       Net        Weighted-     Per Share
                                                     Income     Average Shares     Amount      Income    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                      $   438       1,553          $  0.28      $  203         1,488        $ 0.14
------------------------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock compensation awards                                          40                                         48
   7% mandatory convertible preferred stock (a)                                                                  16
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                    $   438       1,593          $  0.27      $  203         1,552        $ 0.13
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Nine months ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                     2006                                     2005
                                                     --------------------------------------    -------------------------------------
                                                       Net         Weighted-     Per Share       Net        Weighted-     Per Share
                                                     Income     Average Shares     Amount      Income    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share                      $ 1,209       1,548          $  0.78      $  618         1,444        $ 0.43

Effect of dilutive securities:
   Stock compensation awards                                          46                                         39
   7% mandatory convertible preferred stock (a)                                                                  27
   3.50% convertible debentures                                                                     3            13
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                    $ 1,209       1,594          $  0.76      $  621         1,523        $ 0.41
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

The following  potential  common shares were  excluded from the  calculation  of diluted earnings per common share due to their  anti-dilutive  effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Nine months
                                                                     ended September 30,                   ended September 30,
                                                                     ---------------------                ---------------------
                                                                     2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation
  of diluted earnings per common share:
     4.875% convertible notes (a)                                                     4                                    5
     Zero coupon convertible debentures                                               3                                    3
                                                                    ----------------------------------------------------------
     Total                                                                            7                                    8
                                                                    ==========================================================

Stock options excluded from the calculation of diluted
  earnings per common share                                             30           37                    29             50
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

8.   Significant Customer

On October 1, 2006, AU Optronics Corporation (AUO), a customer of the Display Technologies segment, completed its previously announced merger with Quanta Display Inc. (QDI), another customer of Corning's Display Technologies segment. In addition, through two recently announced transactions, AUO now holds a 49% equity stake in Toppan CFI, a subsidiary of Toppan Printing Co., Ltd., also a customer of the Display Technologies segment.

For the three and nine months ended September 30, 2006, Corning's combined sales to AUO, QDI and Toppan represented 13% of the company's consolidated net sales. There were no customers in the three and nine months ended September 30, 2005 that represented 10% or more of consolidated net sales.

9.   Inventories

Inventories comprise the following (in millions):
--------------------------------------------------------------------------------
                                    September 30, 2006        December 31, 2005
--------------------------------------------------------------------------------
Finished goods                           $   124                   $  135
Work in process                              266                      198
Raw materials and accessories                147                      124
Supplies and packing materials               136                      113
--------------------------------------------------------------------------------
Total inventories                        $   673                   $  570
--------------------------------------------------------------------------------

10.  Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Ownership          September 30,           December 31,
                                                                       Interest               2006                    2005
                                                                     -------------      ----------------        ----------------
Affiliated companies accounted for by the equity method
     Samsung Corning Precision Glass Co., Ltd.                            50%               $ 1,208                 $   859
     Dow Corning Corporation                                              50%                   695                     473
     Samsung Corning Co., Ltd.                                            50%                   226                     231
     All other                                                        25%-50% (1)               179                     162
                                                                                            -------                 -------
                                                                                              2,308                   1,725
Other investments                                                                                 4                       4
                                                                                            -------                 -------
Total                                                                                       $ 2,312                 $ 1,729
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts reflect Corning's direct ownership interests in the respective affiliated companies. Corning does not control any such entities.

Related party information for these affiliates follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                              ----------------------------         ---------------------------
                                                                2006                2005             2006             2005
------------------------------------------------------------------------------------------------------------------------------------
Related Party Transactions:
     Corning sales to affiliates                              $    11              $    2          $    27           $     6
     Corning purchases from affiliates                        $     7              $   27          $    55           $    54
     Dividends received from affiliates                       $    87              $    4          $   304           $   216
     Royalty income from affiliates                           $    23              $   23          $    64           $    55
     Corning transfers of assets, at cost, to affiliates      $    21              $   20          $    50           $    67

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,    December 31,
                                                                                                     2006             2005
------------------------------------------------------------------------------------------------------------------------------------
Related Party Amounts:
     Balances due from affiliates                                                                  $     6           $    22
     Balances due to affiliates                                                                    $     2           $    41

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

Summarized results of operations for our three significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based  manufacturer of liquid crystal display glass for flat panel displays.  Samsung Corning  Precision's  results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three months                  Nine months
                                                                                 ended September 30,          ended September 30,
                                                                              -----------------------       ------------------------
                                                                                2006           2005          2006            2005
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations
     Net sales                                                                 $  536        $  466         $ 1,544        $ 1,166
     Gross profit                                                              $  376        $  346         $ 1,109        $   861
     Net income                                                                $  275        $  242         $   830        $   590
     Corning's equity in earnings of Samsung Corning Precision                 $  135        $  114         $   408        $   279

Related Party Transactions:
------------------------------------------------------------------------------------------------------------------------------------
     Corning purchases from Samsung Corning Precision                          $    4        $   18         $    38        $    30
     Corning sales to Samsung Corning Precision                                $    3                       $     3
     Dividends received from Samsung Corning Precision                         $   83                       $   210        $   108
     Royalty income from Samsung Corning Precision                             $   21        $   18         $    60        $    45
     Corning transfers of machinery and equipment to Samsung
       Corning Precision at cost (1)                                           $   21        $   20         $    50        $    67
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

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Precision Glass Co., Ltd.

As of September 30, 2006, balances due to and due from Samsung Corning Precision were $1 million and $23 million, respectively. As of December 31, 2005, balances due to and from Samsung Corning Precision were $41 million and $18 million, respectively.

As of September 30, 2006, Samsung Corning Precision and Samsung Corning Co., Ltd. were two of approximately 30 co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors. Refer to Samsung Corning Co., Ltd. section of this note for additional information.

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of 75 billion Korean won (approximately $77 million
USD). Our ownership percentage was not affected by this capital contribution.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S. based  manufacturer  of silicone  products.  Dow Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months                       Nine months
                                                                            ended September 30,               ended September 30,
                                                                         ------------------------          -------------------------
                                                                           2006            2005              2006            2005
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                           $ 1,141         $  946             $ 3,230        $ 2,936
     Gross profit                                                        $   396         $  319             $ 1,109        $ 1,022
     Net income                                                          $   156         $  117             $   501        $   407
     Corning's equity in earnings of Dow Corning (1)                     $    78         $   58             $   251        $   203
     Dividend received from Dow Corning                                                                     $    40        $    15
------------------------------------------------------------------------------------------------------------------------------------

Related Party Transactions:
------------------------------------------------------------------------------------------------------------------------------------
     Corning purchases from Dow Corning                                  $     2         $    2             $     9        $     7
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

Balances due to Dow Corning were $1 million as of September 30, 2006 and December 31, 2005.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of September 30, 2006, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $207 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a collection of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which has not yet been decided. As of September 30, 2006, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $67.4 million to $207.4 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning's equity earnings would be reduced by its 50% share of the amount in excess of $67.4 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Samsung Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months                      Nine months
                                                                            ended September 30,              ended September 30,
                                                                          -----------------------           ----------------------
                                                                            2006          2005               2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                             $  198       $  205              $  582        $  627
     Gross profit                                                          $   38       $   28              $   60        $  104
     Net loss                                                              $   (2)      $ (232)             $  (40)       $ (222)
     Corning's equity in losses of Samsung Corning                         $   (1)      $ (115)             $  (20)       $ (108)
     Dividends received from Samsung Corning                                                                              $   22
------------------------------------------------------------------------------------------------------------------------------------

Related Party Transactions:
------------------------------------------------------------------------------------------------------------------------------------
     Royalty income from Samsung Corning                                   $    2       $    4              $    3        $    9
------------------------------------------------------------------------------------------------------------------------------------

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Co., Ltd.

As of September 30, 2006, balances due from Samsung Corning were $2 million. No amounts were due to Samsung Corning as of September 30, 2006. As of December 31, 2005, balances due from Samsung Corning were $4 million.

In the three and nine months ended September 30, 2006, Corning reduced its equity earnings and investment in Samsung Corning by $2 million and $26 million, respectively, due to an impairment of long-lived assets incurred by Samsung Corning.

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

In 2003, 2005, and 2006, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur and Samsung Corning's long-term financial viability may come into question. These events could result in Corning incurring an impairment of its investment in Samsung Corning. Corning management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning's investment in Samsung Corning was $226 million at September 30, 2006.

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

11.  Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2006 as follows (in millions):
--------------------------------------------------------------------------------
                                 Telecom-       Display
                                munications  Technologies    Other (1)    Total
--------------------------------------------------------------------------------

Balance at January 1, 2006        $ 118          $  9         $ 150       $ 277
--------------------------------------------------------------------------------
Balance at September 30, 2006     $ 118          $  9         $ 150       $ 277
--------------------------------------------------------------------------------

(1)  This balance relates to our Specialty Materials operating segment.

Other intangible assets follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                        September 30, 2006                           December 31, 2005
                                                 -------------------------------------------------------------------------------
                                                            Accumulated                                 Accumulated
                                                  Gross    Amortization      Net              Gross    Amortization         Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  146       $    99      $    47           $  143        $  88           $  55
     Non-competition agreements                     115           114            1              111          111
     Other                                            4             1            3                4            1               3
                                                 ----------------------------------          -----------------------------------
       Total amortized intangible assets            265           214           51              258          200              58
                                                 ----------------------------------          -----------------------------------

Unamortized intangible assets:
     Intangible pension assets                        3                          3                3                            3
                                                 ----------------------------------          -----------------------------------
Total                                            $  268       $   214      $    54           $  261        $ 200           $  61
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $11 million annually for 2006 through 2009, and insignificant thereafter.

12.  Customer Deposits

In 2005 and 2004, several of Corning's customers entered into long-term purchase and supply agreements in which Corning's Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the three and nine month periods ended September 30, 2006, we received $24 million and $171 million, respectively, of deposits against orders. During the three and nine months ended September 30, 2005, we received $153 million and $389 million, respectively, of deposits against orders.

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

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                             Nine months ended       Remainder         Estimated 2007
                                      2004       2005       September 30, 2006        of 2006            and Beyond           Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received            $204       $457              $171                 $0                  $105              $937
------------------------------------------------------------------------------------------------------------------------------------

In 2005, we began issuing credit memoranda which totaled $29 million for the fiscal year 2005. During the three and nine months ended September 30, 2006, we issued $12 million and $85 million, respectively, in credit memoranda. These credits are not included in the above table. During the three and nine months ended September 30, 2005, we issued $11 million and $13 million in credit memorandum, respectively.

Customer deposit liabilities were $680 million and $595 million at September 30, 2006 and December 31, 2005, respectively, of which $213 million and $164 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Account balances reflect the impact of translation.

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

13.  Employee Retirement Plans

The following table  summarizes the components of net periodic  benefit cost for
Corning's  defined  benefit  pension  and  postretirement  health  care and life insurance plans (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Pension benefits                              Postretirement benefits
------------------------------------------------------------------------------------------------------------------------------------
                                             Three months           Nine months              Three months           Nine months
                                            ended Sept. 30,       ended Sept. 30,           ended Sept. 30,       ended Sept. 30,
                                         --------------------  --------------------      --------------------  --------------------
                                          2006          2005     2006         2005         2006        2005      2006         2005
------------------------------------------------------------------------------------------------------------------------------------
Service cost                             $   12       $    9    $   43      $   39       $    2      $    2     $   10       $   7
Interest cost                                34           26       102         111           11          12         33          33
Expected return on plan assets              (42)         (30)     (125)       (132)
Amortization of net loss                      9            6        26          24            1           3          5           6
Amortization of prior service cost            2            2         6           6           (1)         (1)        (3)         (3)
------------------------------------------------------------------------------------------------------------------------------------
Total expense                            $   15       $   13    $   52      $   48       $   13      $   16     $   45       $  43
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

The Pension Protection Act of 2006 included a provision that raised the discount rate for calculating the current liability in 2006, which improved our funded ratio over 100% for our domestic qualified deferred pension plan. As a result, we no longer expect to make a voluntary contribution to our pension plans this year.

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

Our most significant foreign currency exposures relate to Japan, Korea, Taiwan and western European countries. We selectively enter into foreign exchange forward and option contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The objective of these contracts is to reduce the impact of exchange rate movements on our operating results.

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

The following table summarizes the notional amounts and respective fair values of Corning's derivative financial instruments, which mature at varying dates, at September 30, 2006 (in millions):
--------------------------------------------------------------------------------
                                               Notional Amount       Fair Value
--------------------------------------------------------------------------------
Foreign exchange forward contracts                $ 1,244               $   23
Foreign exchange option contracts                 $   440               $    8
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

In the second quarter of 2005, Corning began using derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At September 30, 2006, the notional amount of the undesignated derivatives was $1,058 million.

Cash Flow Hedges
----------------
Corning has cash flow hedges that are comprised of foreign exchange forward and option contracts. The critical terms of each cash flow hedge are identical to the critical terms of the hedged item. Therefore, Corning utilizes the critical terms test under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the presumption is that there is no hedge ineffectiveness as long as the critical terms of the hedge and the hedged item do not change. During the third quarter of 2006, Corning determined that 2,174 million Japanese yen (19.6 million U.S. dollar equivalent) anticipated sales transactions would not occur as originally specified. The hedges on these anticipated sales transactions were considered to be ineffective as the critical terms of the hedges and hedged items no longer matched. These derivative financial instruments were de-designated as cash flow hedges and the gain was recorded immediately in other income, net, in the consolidated statement of operations. The notional amount of the hedges that were de-designated was $19.6 million; a corresponding gain of $0.9 million resulted from this ineffectiveness.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet, until such time as the hedged item impacts earnings. At that time Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. At September 30, 2006, the amount of net gains expected to be reclassified into earnings within the next 12 months is $12.5 million.

Fair Value Hedges
-----------------
Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded. There were no outstanding fair value hedges as of September 30, 2006, or December 31, 2005.

Net Investment in Foreign Operations
------------------------------------
We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income as part of the foreign currency translation adjustment. Net losses included in the cumulative translation adjustment at September 30, 2006 and December 31, 2005 were $129 million and $107 million, respectively.

15.  Share-based Compensation

Stock Compensation Plans

Corning's share-based compensation programs include the following: employee stock options, time-based restricted stock, performance-based restricted stock and the Worldwide Employee Stock Purchase Plan (WESPP). At September 30, 2006, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program and the 2003 Equity Plan for Non-Employee Directors Program. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following year. At September 30, 2006, there were 104 million shares available for grant.

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

Share-based compensation cost recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $33 million and $95 million, respectively, and included (i) employee stock options, (ii) time-based restricted stock, (iii) performance-based restricted stock and (iv) the WESPP. Shared-based compensation recognized under APB 25 for the three and nine months ended September 30, 2005 was $12 million and $28 million, respectively, and included (i) time-based restricted stock and (ii) performance-based restricted stock. Compensation cost was included in operating activities on the Company's Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

On November 10, 2005, The FASB issued FASB Staff Position No. SFAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and the Company's Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company may take up to one year from initial adoption of SFAS 123(R) to evaluate its available transition alternatives and make its one-time election.

Share-based   compensation  expense  recognized  in  the  Company's  results  of operations follows (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months                     Nine months
                                                                             ended September 30,             ended September 30,
                                                                           ---------------------          ------------------------
                                                                             2006         2005              2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                      $    33      $    12           $    95        $    28
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                          $    33      $    12           $    95        $    28
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                                $    33      $    12           $    95        $    28
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Basic:
   Income from continuing operations                                       $  0.02      $  0.01           $  0.06        $  0.02
   Net income                                                              $  0.02      $  0.01           $  0.06        $  0.02
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Diluted:
   Income from continuing operations                                       $  0.02      $  0.01           $  0.06        $  0.02
   Net income                                                              $  0.02      $  0.01           $  0.06        $  0.02
------------------------------------------------------------------------------------------------------------------------------------

The following  table  illustrates the effect on 2005 net income and earnings per share as if the Company had applied  the fair value  recognition  provisions  of
SFAS  No.  123,  as  amended  by  SFAS  No.  148,  "Accounting  for  Stock-Based
Compensation - Transition and  Disclosure."  This standard  preceded SFAS 123(R)
and  required  different  measurement  criteria (in  millions,  except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended          Nine months ended
                                                                               September 30, 2005         September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders, as reported                            $   203                    $   618
Add:  Stock-based employee compensation expense included in
  reported net income, net of related tax effects                                        12                         28
Deduct:  Total stock-based compensation expense determined under
  the fair value based method, net of related tax effects                               (23)                       (65)
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders, pro forma                              $   192                    $   581
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Basic:
   As reported                                                                      $  0.14                    $  0.43
   Pro forma                                                                        $  0.13                    $  0.40
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Diluted:
   As reported                                                                      $  0.13                    $  0.41
   Pro forma                                                                        $  0.12                    $  0.38
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

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the nine months ended September 30, 2006:
--------------------------------------------------------------------------------
                                                 Number of      Weighted Average
                                              Shares (000's)     Exercise Price
--------------------------------------------------------------------------------
Options Outstanding as of December 31, 2005       120,504           $  21.67
     Granted                                        5,661              25.37
     Exercised                                    (25,864)             11.18
     Forfeited and Expired                         (3,283)             46.92
--------------------------------------------------------------------------------
Options Outstanding as of September 30, 2006       97,018           $  23.85
--------------------------------------------------------------------------------
Options Exercisable as of September 30, 2006       78,893           $  25.65
Options Exercisable as of December 31, 2005        97,015           $  24.55
--------------------------------------------------------------------------------

The following  table  summarizes the status of the Company's stock options as of
September 30, 2006:
------------------------------------------------------------------------------------------------------------------------------------
                                       Options Outstanding                                   Options Exercisable
                   ----------------------------------------------------------   ---------------------------------------------
                       Number      Weighted-Average   Weighted-   Aggregate         Number        Weighted-       Aggregate
                      of Shares        Remaining       Average    Intrinsic        of Shares       Average        Intrinsic
    Range of         Outstanding      Contractual     Exercise      Value         Outstanding     Exercise          Value
 Exercise Prices   (in thousands)    Life in Years      Price  (in thousands)   (in thousands)      Price      (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
  $1.54 to 3.80         8,130             6.19        $  3.31    $ 173,429            5,157       $  3.04        $ 111,403
   4.06 to 6.93        11,611             6.23           4.88      229,524           11,376          4.88          224,804
   7.08 to 9.95        16,588             5.65           8.36      270,213           16,475          8.36          268,325
 10.05 to 15.87        22,692             7.18          12.48      276,135           15,998         12.59          192,865
 16.02 to 28.25        12,793             7.57          22.23       41,867            4,683         19.14           26,361
 30.01 to 59.35        10,294             3.94          46.65                        10,294         46.65
 60.24 to 74.09        14,617             3.86          69.52                        14,617         69.52
76.03 to 111.00           293             3.90          93.47                           293         93.47
------------------------------------------------------------------------------------------------------------------------------------
                       97,018             5.92        $ 23.85    $ 991,168           78,893       $ 25.65        $ 823,758
------------------------------------------------------------------------------------------------------------------------------------

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company's average stock price on September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on September 30, 2006 was approximately 53 million. The weighted average remaining contractual life on September 30, 2006 for outstanding and exercisable options is 5.92 and 5.35 years, respectively.

The weighted-average grant-date fair value for options granted for the nine months ended September 30, 2006 and 2005 was $10.00 and $5.53, respectively. The total fair value of options that vested during the nine months ended September 30, 2006 and 2005 was approximately $50 million and $67 million, respectively. Compensation cost related to stock options was approximately $18 million and $54 million, respectively, for the three and nine months ended September 30, 2006, and $0 million for the three and nine months ended September 30, 2005.

Proceeds received from the exercise of stock options were $280 million for the nine months ended September 30, 2006, which was included in financing activities on the Company's Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was approximately $333 million and $120 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 6 (Income Taxes) to the consolidated financial statements.

For stock options granted prior to January 1, 2006, Corning specified that the employee will continue to vest in the award after retirement without providing any additional services. Corning accounted for this type of arrangement by recognizing compensation cost on a pro forma disclosure basis over the requisite vesting period (the "stated vesting period approach"). For time-based and performance-based restricted stock granted prior to January 1, 2006, Corning specified  that the  employee  will vest in the award after  retirement  without
providing  any  additional   services.   Corning  accounted  for  this  type  of
arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach"). SFAS 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). That would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Effective January 1, 2006, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the stated or nominal vesting period. For those share-based awards granted during the three and nine months ended September 30, 2006, Corning recognized approximately $0 million and $6 million, respectively, in additional compensation cost in applying the non-substantive vesting period approach versus the stated and nominal period approaches.

As of September 30, 2006, there was approximately $47 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.85 years.

The lattice-based valuation model, used to estimate the fair values of option and restricted stock grants after November 30, 2005, incorporates the assumptions (including ranges of assumptions) noted in the table below. Expected volatility is based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), long-term historical volatility of Corning's stock, and other factors.

In estimating option grant fair value under the lattice-based model, Corning uses historical data to estimate future option exercise and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected time to exercise of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. The range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:
--------------------------------------------------------------------------------
                                      Three months ended      Nine months ended
                                      September 30, 2006     September 30, 2006
--------------------------------------------------------------------------------
Expected volatility                         42-54%                 36-54%
Weighted-average volatility                   53%                  50-53%
Expected dividends                             0                      0
Risk-free rate                             0.8-10.2%              0.4-10.2%
Expected time to exercise (in years)        3.0-6.5                2.6-6.5
Pre-vesting departure rate                 1.6-2.3%               1.5-2.3%
Post vesting departure rate                3.9-7.1%               3.9-7.1%
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

The  following  table  represents  a  summary  of the  status  of the  Company's nonvested time-based restricted stock as of December 31, 2005, and changes during the nine months ended September 30, 2006:
--------------------------------------------------------------------------------
                                                               Weighted-Average
                                                                  Grant-Date
Nonvested shares                           Shares (000's)         Fair Value
--------------------------------------------------------------------------------
Nonvested shares at December 31, 2005            861               $ 11.86
Granted                                          133                 24.34
Vested                                          (178)                 9.70
Forfeited                                        (14)                12.81
--------------------------------------------------------------------------------
Nonvested shares at September 30, 2006           802               $ 14.40
--------------------------------------------------------------------------------

As of September 30, 2006, there was approximately $4 million of unrecognized compensation cost related to nonvested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.26 years. The total fair value of time-based restricted stock that vested during the nine months ended September 30, 2006 and 2005 was approximately $2 million and $3 million, respectively. Compensation cost related to time-based restricted stock was approximately $3 million and $2 million for the nine months ended September 30, 2006 and 2005, respectively, and $2 million and $1 million for the three months ended September 30, 2006 and 2005, respectively.

Performance-Based Restricted Stock:
-----------------------------------

Performance-based restricted stock earned upon the achievement of certain targets, and are payable in shares of the Company's common stock upon vesting typically over a three-year period. The fair value is based on the market price of the Company's stock on the grant date and assumes that the target payout level will be achieved. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting. During the performance period, compensation cost may be adjusted based on changes in the expected outcome of the performance-related target.

The following table represents a summary of the status of the Company's nonvested performance-based restricted stock units as of December 31, 2005, and changes during the nine months ended September 30, 2006:
--------------------------------------------------------------------------------
                                                               Weighted-Average
                                                                  Grant-Date
Nonvested shares                           Shares (000's)         Fair Value
--------------------------------------------------------------------------------
Nonvested shares at December 31, 2005          6,718               $ 14.33
Granted                                        1,300                 12.70
Vested                                          (765)                12.08
Forfeited                                       (146)                13.95
--------------------------------------------------------------------------------
Nonvested shares at September 30, 2006         7,107               $ 14.28
--------------------------------------------------------------------------------

As of September 30, 2006, there was approximately $57 million of unrecognized compensation cost related to nonvested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.28 years. The total fair value of performance-based restricted stock that vested during the nine months ended September 30, 2006 and 2005 was approximately $9 million and $0 million, respectively. Compensation cost related to performance-based restricted stock was approximately $33 million and $26 million for the nine months ended September 30, 2006 and 2005, respectively, and $12 million for the three months ended September 30, 2006 and 2005.

Worldwide Employee Stock Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter closing market price through September 30, 2006. For the three and nine months ended September 30, 2006, approximately $1 million and $4 million, respectively, of compensation cost related to the WESPP was recorded, and there was zero expense for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, approximately 0.2 million and 0.8 million shares, respectively, were purchased by employees. Effective October 1, 2006, the purchase price of the stock will be 85% of the end-of-quarter closing market price.

16.  Comprehensive Income

Components of  comprehensive  income,  on an after-tax  basis where  applicable, follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Nine months
                                                                     ended September 30,                   ended September 30,
                                                                  ------------------------              -----------------------
                                                                   2006 (b)       2005 (b)              2006 (b)       2005 (b)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $    438        $   203               $ 1,209        $   618
Other comprehensive income:
   Change in unrealized gain (loss) on investments, net                  2                                    3            (33)
   Reclassification adjustment relating to investments
     included in net income, net                                                                                            19
   Change in unrealized gain on derivative
     instruments, net                                                    1             16                    12             54
   Reclassification adjustment relating to derivatives, net             (5)            (7)                  (26)           (22)
   Foreign currency translation adjustment, net (a)                     10            (42)                  138           (140)
   Change in minimum pension liability                                  (3)             1                    (8)             4
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                        $    443        $   171               $ 1,328        $   500
------------------------------------------------------------------------------------------------------------------------------------

(a) The initial implementation of our Taiwan subsidiary's change in its functional currency from the new Taiwan dollar to the Japanese yen effective January 1, 2005 had the effect of increasing the U.S. dollar value of its net assets and increasing accumulated other comprehensive income by $23 million. The impact of this change is included in the foreign currency translation adjustment, net amount.
(b) Other comprehensive income items for the three and nine months ended September 30, 2006 and 2005 include zero net tax effect. Refer to Note 6 (Income Taxes) for an explanation of Corning's tax paying position.

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

Operating Segments (in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                           Display     Telecom-    Environmental     Life       All
                                                        Technologies  munications  Technologies    Sciences    Other       Total
------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2006
Net sales                                                 $   506      $   456       $    153     $     68    $    99     $ 1,282
Depreciation (1)                                          $    69      $    36       $     19     $      5    $     9     $   138
Amortization of purchased intangibles                                  $     2                                            $     2
Research, development and engineering expenses (2)        $    30      $    20       $     30     $     12    $     9     $   101
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $    (3)                   $      3    $     2     $     2
Income tax provision                                      $   (22)     $   (11)      $     (3)                $    (1)    $   (37)
Earnings (loss) before minority interest and equity
  earnings (loss) (4)                                     $   257      $    24       $      7     $     (8)   $    (1)    $   279
Minority interests                                                          (5)                                    (1)         (6)
Equity in earnings of affiliated companies (5)                138            1                                      9         148
                                                          -------      -------       --------     --------    -------     -------
Net income (loss)                                         $   395      $    20       $      7     $     (8)   $     7     $   421
------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2005
Net sales                                                 $   489      $   398       $    144     $     70    $    87     $ 1,188
Depreciation (1)                                          $    48      $    46       $     18     $      5    $     8     $   125
Amortization of purchased intangibles                                  $     3                                            $     3
Research, development and engineering expenses (2)        $    29      $    21       $     26     $     11    $     7     $    94
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest) (3)                     $    28                                            $    28
Income tax provision                                      $   (35)     $     2       $      1                 $     1     $   (31)
Earnings (loss) before minority interests and equity
  earnings (loss) (4)                                     $   268      $   (23)      $      9     $     (1)   $     1     $   254
Minority interests                                                           1                                     (2)         (1)
Equity in earnings (loss) of affiliated companies (5)         117            6                                   (107)         16
                                                          -------      -------       --------     --------    -------     -------
Net income (loss)                                         $   385      $   (17)      $      9     $     (1)   $  (108)    $   268
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2006
Net sales                                                 $ 1,514      $ 1,325       $    460     $    215    $   291     $ 3,805
Depreciation (1)                                          $   199      $   121       $     59     $     15    $    29     $   423
Amortization of purchased intangibles                                  $     8                                            $     8
Research, development and engineering expenses (2)        $    96      $    58       $     91     $     37    $    25     $   307
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $     2                    $      5    $     6     $    13
Income tax provision                                      $   (72)     $   (30)      $     (6)                $    (5)    $  (113)
Earnings (loss) before minority interest and equity
  earnings (loss) (4)                                     $   741      $    62       $     16     $    (15)   $     2     $   806
Minority interests                                                          (5)                                    (3)         (8)
Equity in earnings (loss) of affiliated companies (5)         415            4             (1)                      8         426
                                                          -------      -------       --------     --------    -------     -------
Net income (loss)                                         $ 1,156      $    61       $     15     $    (15)   $     7     $ 1,224
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2005
Net sales                                                 $ 1,224      $ 1,240       $    438     $    219    $   258     $ 3,379
Depreciation (1)                                          $   133      $   138       $     53     $     15    $    26     $   365
Amortization of purchased intangibles                                  $    10                                            $    10
Research, development and engineering expenses (2)        $    74      $    57       $     75     $     28    $    20     $   254
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest) (3)                     $    36                                $   (15)    $    21
Income tax provision                                      $   (76)     $   (13)      $     (5)    $     (2)   $    (3)    $   (99)
Earnings (loss) before minority interest and equity
  earnings (loss) (4)                                     $   586      $   (15)      $     22     $      4    $    21     $   618
Minority interests                                                           1                                     (9)         (8)
Equity in earnings (loss) of affiliated companies (5)         285            7                                    (82)        210
                                                          -------      -------       --------     --------    -------     -------
Net income (loss)                                         $   871      $    (7)      $     22     $      4    $   (70)    $   820
------------------------------------------------------------------------------------------------------------------------------------

(1) Depreciation expense for Corning's reportable segments is recorded based on the assets of each segment and also includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2) Research, development, and engineering expenses includes direct project spending which is identifiable to a segment.
(3) In the three and nine months ended September 30, 2005, restructuring, impairment and other charges and (credits) includes a charge of $28 million for a restructuring plan in the Telecommunications segment.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5)  In the three and nine months ended  September 30, 2006,  equity in earnings
     (loss) of affiliated companies includes charges of $2 million and $26 million, respectively, in All Other related to impairments for Samsung Corning. In the three and nine months ended September 30, 2005, equity in earnings (loss) of affiliated companies includes a charge of $106 million for Corning's share of Samsung Corning's impairment of certain manufacturing asset and other charges.

A  reconciliation  of reportable  segment net income to consolidated  net income follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                      Nine months
                                                                           ended September 30,              ended September 30,
                                                                        -------------------------      --------------------------
                                                                          2006           2005             2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Net income of reportable segments                                       $    421       $     268       $   1,224         $   820
Unallocated amounts:
    Net financing costs (1)                                                    5             (18)             (5)            (79)
    Stock-based compensation expense                                         (33)            (12)            (95)            (27)
    Exploratory research                                                     (22)            (20)            (62)            (56)
    Corporate contributions                                                   (7)             (6)            (24)            (18)
    Equity in earnings of affiliated companies, net of impairments (2)        84              61             262             212
    Asbestos settlement (3)                                                  (13)            (73)           (137)           (204)
    Other corporate items (4)                                                  3               3              46             (30)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $    438       $     203       $   1,209         $   618
------------------------------------------------------------------------------------------------------------------------------------

(1) Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2) Equity in earnings of affiliated companies, net of impairments includes the following items:
     . In the three and nine months ended September 30, 2006, a $33 million gain representing our share of a tax settlement relating to an IRS examination at Dow Corning.
     . In the nine months ended September 30, 2005, a gain of $11 million for our share of a gain on the issuance of subsidiary stock at Dow Corning.
(3) The asbestos settlement arrangement to be incorporated into the Pittsburgh Corning Corporation (PCC) reorganization plan, when the reorganization plan becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe (PCE), and 25 million shares of Corning common stock to a trust. Corning also agreed to make cash payments over the six years from the effective date of the settlement and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of the settlement. The asbestos liability requires adjustment to fair value based upon movements in Corning's common stock price prior to contribution of the shares to the trust as well as change in the estimated fair value of the other components of the settlement offer. In the third quarter of 2006 and 2005, Corning recorded a charge of $13 million and $73 million, respectively, to reflect changes in the estimated fair value of the components of the settlement offer. In the nine months ended 2006 and 2005, Corning recorded a charge of $137 million and $204 million, respectively, to reflect changes in the estimated fair value of the components of the settlement offer.
(4) Other corporate items include the tax impact of the unallocated amounts. In addition, the following items are also included:
     . In the nine months ended September 30, 2006, tax benefits of $48 million from the release of valuation allowances for certain foreign locations.
     . In the nine months ended September 30, 2005, impairment charges of $25 million for an other-than-temporary decline in our investment in Avanex below its cost basis.
     . In the three months and nine months ended September 30, 2005, restructuring credits of $7 million for adjustments to prior years' reserves.

In the Display Technologies operating segment, assets increased from $3.6 billion at December 31, 2005 to $4.5 billion at September 30, 2006. The increase is due primarily to increased capital expenditures of $628 million and investments in associated companies of $357 million for the nine months ended September 30, 2006. In the Environmental Technologies reportable operating segment, assets increased from $0.7 billion at December 31, 2005 to $0.8 billion at September 30, 2006. The increase is due primarily to increased capital expenditures of $113 million for the nine months ended September 30, 2006.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the third quarter of 2006, this small number of customers, which individually accounted for 10% or more of each segment's sales, represented the following concentration of segment sales:

..    In the Display segment,  three customers accounted for 64% of total segment sales.
..    In the Telecommunications segment, two customers accounted for 26% of total segment sales.
..    In the Environmental  Technologies  segment,  three customers accounted for
     73% of total segment sales.
..    In the Life  Sciences  segment,  one customer  accounted for 43% of segment sales.

For the nine months ended September 30, 2006, the following number of customers,
which  individually   accounted  for  10%  or  more  of  each  segment's  sales, represented the following concentration of segment sales:

..    In the Display segment,  four customers  accounted for 74% of total segment sales.
..    In the Telecommunications segment, two customers accounted for 25% of total segment sales.
..    In the Environmental  Technologies  segment,  three customers accounted for
     74% of total segment sales.
..    In the Life  Sciences  segment,  one customer  accounted for 43% of segment sales.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our key priorities for 2006 remain unchanged from the previous two years: protect our financial health, improve our profitability, and invest in the future. During the third quarter of 2006, we made the following progress against these priorities:

Financial Health
Our balance sheet remains strong, and we continued to generate positive cash flows from operating activities. Significant activities during first nine months of 2006 were as follows:

..    In the third quarter,  we issued $250 million of 7.25% aggregate  principal amount of senior unsecured notes due 2036 for general corporate purposes.
..    In the  second  quarter  of 2006,  we  reduced  our  long-term  debt in the following transactions:
     -    We redeemed $97 million of our 6.25% Euro notes, due in 2010;
     -    We repurchased $96 million of our 6.3% notes due in 2009; and
     -    We redeemed $125 million of our 8.3% medium-term notes due in 2025.
..    Our debt to capital ratio declined to 19%.
..    We  received  $171  million in  deposits  against  orders  relating  to our multi-year supply agreements with customers in the Display Technologies segment.
..    We ended the third quarter of 2006 with $2.8 billion in cash and short-term investments. Operating cash flow in the third quarter and year-to-date exceeded our capital spending.

Profitability
For the three months ended September 30, 2006, we generated net income of $438 million or $0.27 per share compared to net income of $203 million or $0.13 per share for the same period in 2005. The improvement in net income was due largely to the following items:
..    Lower asbestos settlement expense of $13 million compared to expense of $73 million for the same period last year resulting from the change in fair value of Corning's asbestos settlement liability. The change in fair value for the asbestos settlement liability is due primarily to the change in the value of 25 million shares of Corning's common stock to be contributed to the proposed settlement. Refer to Note 4 (Commitments and Contingencies) to the consolidated financial statements.
..    An increase in equity  earnings  from Dow Corning  Corporation  and Samsung
     Corning  Precision.  In addition,  the third  quarter of 2005 included $106
     million  for  our  share  of  an  impairment   charge  at  Samsung  Corning
     Corporation.
..    Strong volume growth in the Telecommunications operating segment.

For the nine months ended September 30, 2006, we generated net income of $1,209 million or $0.76 per share. This represents an improvement in net income of $591 million (or 96%) over the same period in 2005. The improvement in net income was due primarily to strong volume growth in our Display Technologies operating segment. In addition, the nine months ended September 30, 2006, also reflected those same items as described above for the three month period.

Investing in Our Future
We continue to invest in a wide array of technologies, with a near-term focus on LCD glass substrates, diesel filters and substrates in response to tightening emissions control standards, and optical fiber and cable and hardware and equipment to enable fiber-to-the-premises.

Our research, development and engineering expenses for the three and nine months ended September 30, 2006, increased when compared to the same periods last year yet remained relatively constant as percentage of net sales. We believe our current spending levels are adequate to enable us to execute our longer-term growth strategies.

Our capital expenditures remain focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for the three and nine month periods ended September 30, 2006, were $338 million and $892 million, respectively. Of these amounts, $250 million and $628 million, respectively, were directed toward our Display Technologies segment, and $30 million and $113 million, respectively, were directed toward our Environmental Technologies segment.

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

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three months                                  Nine months
                                                      ended September 30,                          ended September 30,
                                                   -----------------------                        ---------------------
                                                     2006            2005       % Change           2006          2005       % Change
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  1,282       $  1,188           8%           $  3,805    $  3,379        13%

Gross margin                                       $    566       $    545           4%           $  1,680    $  1,457        15%
     (gross margin %)                                   44%            46%                             44%         43%

Selling, general and administrative expenses       $    218       $    178          22%           $    635    $    553        15%
     (as a % of net sales)                              17%            15%                             17%         16%

Research, development and engineering
  expenses                                         $    127       $    118           8%           $    379    $    320        18%
     (as a % of net sales)                              10%            10%                             10%          9%

Restructuring, impairment and other
  charges and (credits)                            $      2       $     28        (93)%           $     13    $     46      (72)%
     (as a % of net sales)                               0%             2%                              0%          1%

Asbestos settlement (gain) expense                 $     13       $     73        (82)%           $    137    $    204      (33)%
     (as a % of net sales)                               1%             6%                              4%          6%

Income (loss) before income taxes                  $    245       $    156          57%           $    584    $    295        98%
     (as a % of net sales)                              19%            13%                             15%          9%

Provision for income taxes                         $     33       $     28          18%           $     55    $     91      (40)%
     (as a % of net sales)                               3%             2%                              1%          3%

Equity in earnings of associated companies         $    232       $     77         201%           $    688    $    422        63%
     (as a % of net sales)                              18%             6%                             18%         12%

Net income                                         $    438       $    203         116%           $  1,209    $    618        96%
     (as a % of net sales)                              34%            17%                             32%         18%
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
For the three months ended September 30, 2006, the net sales increase compared to the same period in 2005 was primarily the result of year-over-year increased volume in the Telecommunications segment. For the nine months ended September 30, 2006, the net sales increase compared to the same period in 2005 was primarily driven by increased demand for LCD glass substrates in our Display Technologies segment and increased volume in the Telecommunications segment. Net sales for all other segments were comparable to the respective prior year periods. Sales growth was negatively impacted by approximately $17 million and $133 million from movements in foreign exchange rates, primarily the Japanese yen, in the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005.

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

Gross Margin
Gross margin for the third quarter of 2006 was down slightly when compared to the same period last year due to price declines of LCD glass substrates and an increase in the proportion of sales from our Telecommunications segment. For the nine months ended September 30, 2006, gross margin as a percentage of net sales was relatively even with the same period last year.

Selling, General and Administrative Expenses
For the three and nine months ended September 30, 2006, selling, general, and administrative expenses increased $40 million and $82 million, respectively, when compared to the same periods in 2005. As a percentage of sales, selling, general, and administrative expenses increased for both periods due primarily to an increase in stock-based compensation expense as a result of the Company's adoption of SFAS 123(R) effective January 1, 2006.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, compensation cost recognized during the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award. In accordance with the modified prospective application method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease of $0.01 and $0.04 in basic and diluted earnings per share for the three and nine months ended September 30, 2006, respectively. See Note 1 (Significant Accounting Policies) and Note 15 (Share-based Compensation Plans) to the consolidated financial statements for further detail on the impact of SFAS 123(R).

Research, Development and Engineering Expenses
Research, development and engineering expenses increased in both the three and nine month periods ended September 30, 2006, compared to the respective periods last year but remained fairly consistent as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on the current market opportunities in those segments.

Restructuring, Impairment and Other Charges
In the third quarter of 2006, we recorded a $2 million net charge which included a $5 million charge for certain manufacturing operations of our Life Sciences and Specialty Materials segments and $3 million of credits for the sale of a previously impaired asset and revisions to existing plans. In the second quarter of 2006, we recorded a $6 million impairment charge related to certain manufacturing operations of our Life Sciences and Specialty Materials segments and a $1 million credit relating to the sale of a previously impaired asset. In the first quarter of 2006, we recorded $6 million of restructuring expenses for revisions to existing plans.

In the third quarter of 2005, we recorded a charge of $30 million related to continued cost reduction actions in the Telecommunications segment and credits of $2 million related to adjustments to prior period restructuring charges. Charges recorded for the nine months ended September 30, 2005 included the third quarter charge associated with the Telecommunications segment and impairment charges for other than temporary declines in the fair value of our investment in Avanex Corporation (Avanex) below its cost basis. Our investment in Avanex was accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In the fourth quarter of 2005, we completed the sale of our remaining shares of Avanex.

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

Income Before Income Taxes
In addition to the items identified  above, the following items had an impact on the results of our income before income taxes:
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Nine months
                                                                     ended September 30,                  ended September 30,
                                                                     -------------------                  -------------------
                                                                     2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Loss on repurchases and retirement of debt, net                                                           $(11)         $(12)
Net exchange rate gains (losses)                                     $  4           $  1                  $  8          $(13)
------------------------------------------------------------------------------------------------------------------------------------

Movements in exchange rates did not have a significant impact on results for the three and nine months ended September 30, 2006; however, in the first quarter of 2005, we incurred an exchange rate loss of $26 million. This loss was due to the impact of currency movements on unhedged balance sheet exposures, most notably at our Taiwan subsidiary, which changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen in the first quarter of 2005. Refer to Note 1 (Basis of Presentation) to the consolidated financial statements for additional information.

Provision for Income Taxes
Our provision for income taxes and the related tax rates follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Nine months
                                                                     ended September 30,                  ended September 30,
                                                                     -------------------                  -------------------
                                                                      2006          2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                           $  33         $  28                  $ 55          $  91
Effective tax rate                                                    13.5%         17.9%                  9.4%          30.8%
------------------------------------------------------------------------------------------------------------------------------------

For the third quarter ended September 30, 2006, the tax provision reflected the following items:
..    The impact of not  recording  tax benefits  (expenses)  on losses  (income)
     generated in the U.S. and certain foreign jurisdictions until appropriate levels of profitability are reached and sustained in such jurisdictions; and
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2006, also reflected the release of valuation allowances on all Australian deferred tax assets and on a portion of our deferred tax assets in Germany.

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

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary. The benefits of such arrangements phase out in various years (2007 through 2010) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 9% and 17% for the third quarter ended September 30, 2006 and 2005, respectively, and a reduction in the rate of 13% and 14% for the nine months ended September 30, 2006 and 2005, respectively.

Equity in Earnings of Affiliated Companies, Net of Impairments
The following provides a summary of equity in earnings of associated companies (in millions):
--------------------------------------------------------------------------------
                                  Three months                   Nine months
                               ended September 30,           ended September 30,
                               -------------------           -------------------
                                 2006        2005              2006       2005
--------------------------------------------------------------------------------

Samsung Corning Precision       $  135      $  114            $  408     $  279
Dow Corning Corporation             78          58               251        203
Samsung Corning                     (1)       (115)              (20)      (108)
All other                           20          20                49         48
                                ------      ------            ------     ------
Total equity earnings           $  232      $   77            $  688     $  422
--------------------------------------------------------------------------------

The improvement in equity earnings recognized from Samsung Corning Precision for both the three and nine months ended September 30, 2006 compared to their respective 2005 periods is explained in the discussion of the performance of our Display Technologies segment.

The improvement in equity earnings recognized from Dow Corning for the three and nine months ended September 30, 2006, compared to the same periods in 2005, is largely attributable to the following:

..    Strong sales volumes for Dow Corning in 2006.
..    During the second quarter of 2006, Dow Corning reached  settlement with the
     IRS regarding liabilities for tax years 1992 to 2003. Equity earnings reflected a $33 million gain as a result of the settlement which resolved all Federal tax issues related to Dow Corning's implant settlement.
..    During  the  second  quarter of 2005,  Dow  Corning  recorded a gain on the issuance of subsidiary stock. Corning's equity earnings included $11 million related to this gain.

In 2003, 2005, and 2006, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market is expected to be negatively impacted by continued strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur and Samsung Corning's long-term financial viability may come into question. These events could result in Corning incurring an additional impairment of its investment in Samsung Corning. Corning's management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning's investment in Samsung Corning was $226 million at September 30, 2006.

Refer to Note 10 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning's operating results.

Net Income
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                         Nine months
                                                                     ended September 30,                  ended September 30,
                                                                   ---------------------                ----------------------
                                                                     2006          2005                   2006         2005
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $   438       $   203                $  1,209      $   618
Basic earnings per common share                                    $  0.28       $  0.14                $   0.78      $  0.43
Diluted earnings per common share                                  $  0.27       $  0.13                $   0.76      $  0.41
Shares used in computing per share amounts for:
     Basic earnings per common share                                 1,553         1,488                   1,548        1,444
     Diluted earnings per common share                               1,593         1,552                   1,594        1,523
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

Display Technologies
The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                      Three months                                Nine months
                                                   ended September 30,                        ended September 30,
                                                   -------------------      % Change          -------------------      % Change
                                                    2006        2005        06 vs. 05           2006        2005       06 vs. 05
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  506      $  489          3%             $ 1,514     $ 1,224        24%
Income before equity earnings                      $  257      $  268         (4)%            $   741     $   586        26%
Equity earnings of associated companies            $  138      $  117         18%             $   415     $   285        46%
Net income                                         $  395      $  385          3%             $ 1,156     $   871        33%
------------------------------------------------------------------------------------------------------------------------------------

The net sales increase for the third quarter of 2006 continues to reflect overall LCD market growth. During the third quarter of 2006, glass substrate volumes (measured in square feet of glass sold) increased 31% compared with the same period in 2005 driven by increased LCD monitor and TV market penetration, demand for larger-size substrates (generation 5 and above), and continued strong demand for glass for notebook computers. The growth in net sales was partially offset by declines in weighted average selling prices. For the third quarter of 2006, large-size glass substrates accounted for 84% of total sales volumes, compared to 70% for the third quarter of 2005. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar - Japanese yen exchange rate. Sales growth in the third quarter of 2006 was negatively impacted by approximately $23 million from a weakening of the Japanese yen compared to the third quarter of 2005.

In the second quarter of 2006, the Display Technologies segment reported its first quarterly sequential decline in volume since the third quarter of 2001. The lower volume was the result of a number of our customers, primarily in Taiwan, idling part of their facilities and thus reducing their demand for glass, as a result of a build-up of panel inventory in the supply chain. In comparison to the second quarter of 2006, both volume and sales increased in the third quarter of 2006. As expected, our customers reduced their inventories and began ramping up LCD panel production to meet seasonally stronger demand expected in the fourth quarter.

For the nine months ended September 30, 2006, the net sales increase over the same period last year was largely driven by those factors identified above. For the comparable nine month periods, glass substrate volumes increased approximately 54%, while weighted average selling prices experienced declines in the mid-teens. Sales of large-size glass substrates accounted for 81% of year to date 2006 sales volumes compared to 66% for the same period in 2005. Movements in the U.S. dollar - Japanese yen exchange rate negatively impacted 2006 sales by approximately $120 million (or 10%) compared to the nine month period in 2005.

For the three and nine months ended September 30, 2006, the increase in income before equity earnings was primarily the result of higher volumes as described above offset somewhat by lower prices.

The increase in our equity earnings from Samsung Corning Precision for the periods presented were largely driven by the same market factors identified for our wholly owned business except that the impact of the panel maker inventory build in Korea in the second quarter of 2006 was not as significant. During the three and nine months ended September 30, 2006, Samsung Corning Precision's earnings were negatively impacted by approximately 5% and 11%, respectively, from movements in exchange rates compared to the same periods in 2005. Equity earnings from Samsung Corning Precision are susceptible to movements in the U.S. dollar-Japanese yen and U.S. dollar-Korean won exchange rates.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. On October 1, 2006, AU Optronics Corporation (AUO), a customer of the Display Technologies segment, completed its previously announced merger with Quanta Display Inc. (QDI), another customer of Corning's Display Technologies segment. In addition, through two recently announced transactions, AUO now holds a 49% equity stake in Toppan CFI, a subsidiary of Toppan Printing Co., Ltd., also a customer of the Display Technologies segment. As a result of these transactions, AUO, QDI, and Toppan CFI are considered to be a single customer reported as AUO. For the third quarter of 2006, AUO (including QDI and Toppan CFI), Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 64% of total segment sales when combined. For the nine months ended September 30, 2006, AUO (including QDI and Toppan CFI), Chi Mei Optoelectronics Corporation, Sharp Corporation, and Hannstar Display Corporation, which individually accounted for more than 10% of segment net sales, accounted for 74% of total segment sales in aggregate.

In addition, Samsung Corning Precision's sales are concentrated across a small number of its customers. For the three and nine months ended September 30, 2006, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd. accounted for approximately 92% of total Samsung Corning Precision sales.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment agreed to supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. In the third quarter of 2006, Corning received $24 million of customer deposits and issued $12 million in credit memoranda. In the nine months ended September 30, 2006, Corning received $171 million of customer deposits and issued $85 million in credit memoranda. Refer to Note 12 (Customer Deposits) to the consolidated financial statements for additional information.

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

Outlook:
--------
We expect to see a continuation of the overall industry growth and the trend toward large-size substrates. The Company continues to estimate that LCD glass market volume will grow 40% to 50% in 2006 over 2005 volumes. This market growth is expected to occur at varying rates in the principal LCD markets of Japan, Taiwan, China and Korea. Sales of our wholly owned business are primarily to panel and color filter manufacturers in Japan, Taiwan, and China while customers in Korea are serviced by Samsung Corning Precision. The actual growth rates in these markets will impact our sales and earnings performance.

For the fourth quarter of 2006, we expect volumes for our wholly owned business to be up in the range of 20% to 30% compared to the third quarter of 2006. Sales for our wholly owned business are expected to be up due to improved volumes offset somewhat by price declines. We expect volumes of Samsung Corning Precision to be up in the range of 8% to 12% compared to the third quarter of 2006. Although we believe that end market demand for LCD notebooks, computers, and monitors remains strong, we are cautious about the potential negative impact that economic conditions and political tensions could have on consumer demand, particularly in the seasonally strong fourth quarter of the year. There can be no assurance that the end-market rates of growth will continue at the rates experienced in recent quarters, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth, and it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                Nine months
                                                  ended September 30,                         ended September 30,
                                               -----------------------      % Change          -------------------        % Change
                                                 2006           2005        06 vs. 05          2006         2005         06 vs. 05
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                     $   241        $   216           12%           $   680      $   641            6%
   Hardware and equipment                          215            182           18%               645          599            8%
                                               -------        -------                         -------      -------
       Total net sales                         $   456        $   398           15%           $ 1,325      $ 1,240            7%
                                               =======        =======                         =======      =======

Net income (loss)                              $    20        $   (17)       (218)%           $    61      $    (7)       (971)%
------------------------------------------------------------------------------------------------------------------------------------

For the three and nine months ended September 30, 2006, increases in segment sales were driven by improved demand in many regions and product lines offset somewhat by continued price declines when compared to the same periods last year. Movements in foreign exchange rates, primarily the Euro and Japanese yen, did not have a significant impact on sales for the three and nine months ended September 30, 2006, when compared to the same periods last year.

Effective April 1, 2006, ACS, an equity company affiliate, assumed responsibility for optical cable and hardware and equipment sales in Japan. As a result, sales for the three and nine months ended September 30, 2006, were negatively impacted as ACS, which is accounted for under the equity method, began to sell into the Japanese market. Sales of optical cable and hardware and equipment in Japan, which are now recorded by an equity affiliate, were $20 million in the third quarter of 2005 and $36 million for the six months from April 1, 2005 through September 30, 2005.

In the third quarter of 2005, Corning recorded a $30 million charge for cost reduction actions in the Telecommunications segment and credits of $2 million to adjust prior period reserves.

The increase in net income for the three and nine months ended September 30, 2006, when compared to the same periods last year was due largely to the same factors as described above along with the absence of restructuring charges in 2006. Movements in exchange rates did not significantly impact the results for this operating segment.

The Telecommunications segment has a concentrated customer base. For the third quarter of 2006, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment net sales, represented 26% of total segment sales when combined. For the nine months ended September 30, 2006, two customers, which individually accounted for more than 10% of total segment net sales, accounted for 25% of total segment sales when combined.

Outlook:
--------
For the fourth quarter of 2006, we expect net sales to decline by 20% to 25% when compared to the third quarter of 2006 driven by typical seasonality in the telecommunications business, lower volumes of fiber-to-the-premises products, which are dependent on the buying patterns of our largest Telecommunications segment customer and lower prices.

Environmental Technologies
The  following  table  provides  net sales and other data for the  Environmental
Technologies reportable operating segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                    Three months                                 Nine months
                                                 ended September 30,                          ended September 30,
                                               -----------------------      % Change         --------------------      % Change
                                                 2006           2005        06 vs. 05          2006         2005       06 vs. 05
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Automotive                                  $   112        $   121         (7)%           $   346      $   373         (7)%
   Diesel                                           41             23          78%               114           65          75%
                                               -------        -------                        -------      -------
       Total net sales                         $   153        $   144           6%           $   460      $   438           5%
                                               =======        =======                        =======      =======

Net income                                     $     7        $     9        (22)%           $    15      $    22        (32)%
------------------------------------------------------------------------------------------------------------------------------------

Sales of this segment for the third quarter of 2006 were somewhat higher than the same period last year due to improvements in Diesel products sales which reflect continued demand from heavy-duty diesel retrofit markets. In early October, the Company signed its first long-term agreement for the supply of Corning diesel emissions control products with Cummins Emission Solutions, a business unit of Cummins Inc. Corning will continue to negotiate with other diesel engine manufacturers to develop supply agreements for 2007 model year platforms when tighter emission requirements in the U.S. are expected to become effective. Negotiations will likely continue for the remainder of the year. The decline in automotive sales was caused by reduced volumes due largely to a shift in market share among automotive manufacturers and slightly lower automotive unit sales in North America. Movements in exchange rates did not have a significant impact on sales for this segment.

For the nine months ended September 30, 2006, sales reflected the same factors as described above for the third quarter.

For the three and nine months ended September 30, 2006, net income was down due to higher operating expenses. Movements in foreign exchange rates did not significantly impact net income for the comparable periods.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three and nine months ended September 30, 2006, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 74% of total segment sales.

Outlook:
--------
For the fourth quarter of 2006, we expect net sales of this segment to be even when compared to the third quarter of 2006. Diesel products sales are expected to increase in the fourth quarter in anticipation of 2007 regulations that require filters such as ours to meet tighter emission standards in the U.S. Automotive substrate sales are expected to be down from the prior quarter reflecting seasonal declines. Changes in automotive production could adversely impact sales and net income of this segment.

Life Sciences
The  following  table  provides  net sales and net  (loss)  income  for the Life
Sciences segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                   Three months                              Nine months
                                                ended September 30,                      ended September 30,
                                                -------------------       % Change       -------------------        % Change
                                                 2006         2005        06 vs. 05       2006         2005         06 vs. 05
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $  68        $  70          (3)%         $  215      $  219             (2)%
Net (loss) income                               $  (8)       $  (1)         700%         $  (15)     $    4           (475)%
------------------------------------------------------------------------------------------------------------------------------------

Net sales for the three and nine months ended September 30, 2006, were down only slightly when compared to the same periods last year driven by level volumes in the U.S. and in international markets. Movements in foreign exchange rates did not have a significant impact on the comparability of sales.

In the third quarter of 2006, we recorded a $5 million charge for severance and curtailment costs related to certain manufacturing operations of our Life Sciences and Specialty Materials operating segments. Approximately $3 million of this charge was related to the Life Sciences segment. In the second quarter of 2006, we recorded a $6 million impairment charge for those same manufacturing operations. Approximately $2 million of this charge was related to the assets of Life Sciences.

For the three and nine months ended September 30, 2006, the increase in net loss compared to the respective 2005 periods was largely attributable to the charges described above and manufacturing performance.

In the Life Sciences segment, one customer accounted for approximately 43% of this segment's net sales for the three and nine month periods ended September 30, 2006.

Outlook:
--------
For the fourth quarter of 2006, we expect net sales to be down from the third quarter of 2006 due to seasonally lower sales in North America and Europe. Net income of this segment is expected to be even with the previous quarter due to seasonally lower sales volume and the absence of restructuring charges.

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

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              Nine months ended         Remainder      Estimated 2007
                                      2004        2005       September 30, 2006          of 2006         and Beyond         Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received            $204        $457              $171                   $0               $105            $937
------------------------------------------------------------------------------------------------------------------------------------

In 2005, we began issuing credit memoranda which totaled $29 million for the fiscal year 2005. During the three and nine months ended September 30, 2006, we issued $12 million and $85 million, respectively, in credit memoranda. These credits are not included in the above amounts. During the three and nine months ended September 30, 2005, we issued $11 million and $13 million in credit memorandum, respectively.

In 2006, we expect to issue credits of approximately $123 million. Based on the deposit arrangements currently in place, in 2007 and 2008, credits issued will likely exceed deposits received.

Financing Structure
2006
Third Quarter
-------------
..    In the third  quarter of 2006,  we issued $250  million of 7.25%  aggregate principal amount of senior unsecured notes due 2036 for general corporate purposes.

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

In the first quarter of 2005, we entered a written agreement with a group of banks on a new revolving credit facility. The facility provided us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, a leverage ratio and an interest coverage ratio, both of which we comply with, and also includes restrictions on the declaration of dividends.

At September 30, 2006, our remaining capacity under our 2001 shelf registration statement was approximately $1.8 billion.

Capital Spending
Capital spending totaled $892 million and $1,076 million during the nine months ended September 30, 2006, and 2005, respectively. Our 2006 capital spending program is expected to be in the range of $1.2 billion to $1.3 billion. Of this amount, approximately $900 million to $1.0 billion will be used to expand manufacturing capacity for LCD glass substrates in the Display Technologies segment and approximately $150 million will be directed toward our Environmental Technologies segment.

Key Balance Sheet Data
Balance sheet and working  capital  measures are provided in the following table
(dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              As of September 30, 2006          As of December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                                      $ 2,166                            $ 1,490
Working capital, excluding cash, cash equivalents, and
  short-term investments                                             $ (646)                            $ (944)
Current ratio                                                          1.9:1                              1.6:1
Trade accounts receivable, net of allowances                         $   753                            $   629
Days sales outstanding                                                    53                                 49
Inventories                                                          $   673                            $   570
Inventory turns                                                          4.4                                4.7
Days payable outstanding                                                  74                                 89
Long-term debt                                                       $ 1,710                            $ 1,789
Total debt to total capital                                              19%                                25%
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

Contractual Obligations
Other than the debt transactions described in Note 5 (Debt) to the consolidated financial statements, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2005 Annual Report on Form 10-K/A under the caption "Contractual Obligations."

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2005 Annual Report on Form 10-K/A and remain unchanged through the third quarter of 2006.

SFAS 123R was adopted on January 1, 2006. Refer to Note 1 and 15 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the nine months ended September 30, 2006, that had a material effect on our financial condition and results of operations.

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

In April 2006, the FASB issued a FASB Staff Position (FSP) FSP FIN 46R-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)". This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R and is effective on the first day of the first reporting period beginning after June 15, 2006. Corning adopted FSP FIN 46R-6 on the effective date of July 1, 2006. Our current approach to applying FIN 46R is consistent with guidance in FSP FIN 46R-6. As such, the adoption of FSP FIN 46R-6 is not expected to be material to Corning's consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The recognition and disclosure requirements described above are effective for fiscal years ended after December 15, 2006 except for the change in measurement date which is effective as of the beginning of the fiscal year beginning after December 15, 2008. Currently, management estimates the impact of the provisions required to be adopted at December 31, 2006, to be a reduction of equity and an increase in long term liabilities of approximately $700 million. We also expect that Dow Corning's adoption of this standard will result in a reduction of our equity investment in Dow Corning and a decrease to equity of approximately $100 million. The adoption of the provisions of SFAS 158 at December 31, 2006, are not expected to impact Corning's consolidated statements of income and cash flows and will not affect any of the Company's financial covenants.

In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a material impact on Corning's consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB), "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. In providing this guidance, the SEC staff references both the "iron curtain" and "rollover" approaches to quantifying a current year misstatement for purposes of determining its materiality. The iron curtain approach is focused on correction of the current year balance sheet while the rollover approach focuses on the current year income statement impact. SAB 108 requires that errors be evaluated using a combination of both approaches and to adjust the financial statements if a quantitative misstatement is material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to be material to Corning's consolidated results of operations and financial condition.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $15 million (undiscounted) for the estimated liability for environmental cleanup and related litigation at September 30, 2006. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

Many  statements  in  this  Quarterly  Report  Form  10-Q  are   forward-looking
statements. These typically contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-    global economic and political conditions;
-    tariffs, import duties and currency fluctuations;
-    product demand and industry capacity;
-    competitive products and pricing;
-    availability and costs of critical components and materials;
-    new product development and commercialization;
-    order activity and demand from major customers;
-    fluctuations in capital spending by customers;
- possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
-    facility expansions and new plant start-up costs;
-    effect of regulatory and legal developments;
- ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
- credit rating and ability to obtain financing and capital on commercially reasonable terms;
-    adequacy and availability of insurance;
-    financial risk management;
-    acquisition and divestiture activities;
-    rate of technology change;
-    level of excess or obsolete inventory;
-    ability to enforce patents;
-    adverse litigation;
-    product and components performance issues;
-    retention of key personnel;
-    stock price fluctuations;
-    customer acceptance of LCD televisions;
-    a downturn in demand or decline in growth rates for LCD glass substrates;
-    customer  ability,  most notably in the Display  Technologies  segment,  to
     maintain   profitable   operations  and  obtain  financing  to  fund  their
     manufacturing expansions;
-    fluctuations in supply chain inventory levels;
- equity company activities, principally at Dow Corning Corporation, Samsung Corning Precision, and Samsung Corning;
- movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won; and
-    other risks detailed in Corning's SEC filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first nine months of 2006. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2005 Annual Report on Form 10-K/A.

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

Management, under the direction of its principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based upon this evaluation the Company's principal executive and principal financial officers, have concluded that its disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

(c)  Remediation of previously reported material weaknesses

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

We implemented the steps described below in order to remediate the material weaknesses described above:
..    We  enhanced  the  procedures  and   documentation   associated   with  the
     reconciliation of our PCC Asbestos Litigation liability to ensure that (i) all legal activity related to the PCC Asbestos Bankruptcy Settlement and all components of the proposed settlement are included in the valuation process and (ii) that an estimate of the fair value of the liability is prepared in accordance with generally accepted accounting principles.
..    We augmented  the  resources in our  Accounting  Services  department  that enabled us to have a stronger segregation of duties associated with the reconciliation of the PCC Asbestos Litigation liability account to the general ledger to ensure the preparation of the reconciliation is performed by an individual separate from the individual responsible for the review of the reconciliation and separate from the individual responsible for performing and reviewing the valuation calculation and that the individuals performing this work have the requisite skill set and training.
..    We updated our key controls within the  Investments in Affiliates  cycle to ensure full inclusion of all less than 100% owned entities in our accounting analysis of Investments in Affiliates and 2) to ensure proper monitoring and accounting for these entities.
..    We improved our  Investments  in  Affiliates  reconciliation  procedures to ensure the analysis and preparation of the reconciliation is performed by an individual separate from the individual responsible for the detailed review of the reconciliation and that the individuals performing this work have the requisite skill set and training.

Management concluded that the previously reported material weaknesses discussed above no longer exist as of September 30, 2006.

(d)  Changes in internal control over financial reporting

Management implemented changes in Corning's internal control over financial reporting during the quarter ended September 30, 2006 as further described in
(c) above that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $15 million (undiscounted) for its estimated liability for environmental cleanup and litigation at September 30, 2006. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of September 30, 2006, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $207 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a collection of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which has not yet been decided. As of September 30, 2006, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $67.4 million to $207.4 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning's equity earnings would be reduced by its 50% share of the amount in excess of $67.4 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 10,900 other cases (approximately 42,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations. The proposed settlement, if the Plan is approved and becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning also agreed to pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the Plan becomes effective, with 5.5 percent interest from June 2004, and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $955 million to reflect the agreed settlement contributions and subsequent adjustments for the change in the fair value of the components.

The fair value of the liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the fair value of 25 million shares of our common stock (totaling $797 million at September 30, 2006) is recorded in the other accrued liabilities component in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings, this portion of the PCC liability is considered a "due on demand" obligation and is classified as a current liability. The remaining portion of the settlement liability (totaling $158 million at September 30, 2006), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. For more than two years, there have been several rounds of briefing and argument in the Bankruptcy Court to address these objections. In February, 2006, the Bankruptcy Court requested that the Plan proponents delete references to Section 105(a) of the Bankruptcy Code and resubmit the Plan. The final round of oral argument was held on July 21, 2006. The Bankruptcy Court reserved decision. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

Astrium. In December 2000, Astrium, SAS and Astrium, Ltd. filed a complaint in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleged that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites were negligently coated by NetOptix or its subsidiaries with the result that the amount of electricity the satellite can produce is allegedly materially reduced, which then reduces the value of each satellite. NetOptix denied causing the damages alleged and denied legal liability. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants on the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. This Court heard oral argument on July 24, 2006 and on August 9, 2006 issued an order affirming the dismissal of all counts against Corning NetOptix and OFC. Astrium filed a petition for rehearing and rehearing en banc by the Circuit Court that was denied on October 3, 2006. In light of the Court's rulings, management believes the risk of liability is remote.

Grand Jury Investigation of Conventional Cathode Ray Television Glass Business. In August 2003, Corning Asahi Video Products Company (CAV) was served with a federal grand jury document subpoena related to pricing, bidding and customer practices involving conventional cathode ray television glass picture tube components. CAV is a general partnership, 51% owned by Corning and 49% owned by Asahi Glass America, Inc. CAV's only manufacturing facility in State College, Pennsylvania closed in the first half of 2003 due to declining sales. In September 2006, CAV's counsel was notified by the Department of Justice that it was closing this investigation.

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

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz
v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. As of June 2006, the District Court allowed two cross-claims for contribution against Corning and two third-party complaints for contribution against Corning. The summary judgment motions of Corning and three companies asserting contribution claims against Corning are fully briefed and await a ruling by the court. On July 10, 2006, plaintiffs settled with a number of defendants and third-party defendants for $15.75 million, and the settling defendants are mediating allocation. The Court had ordered mediation with a magistrate judge on October 10, 2006 among non-settling parties, including Corning. The Muniz case is scheduled for trial in November 2006.

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

The sole basis of potential liability against Corning in all of the cases related to Ellsworth Industrial Park is the claim of several corporate defendants that Corning is the successor to and/or alter ego of Harper-Wyman Company. Corning has denied these allegations and management intends to vigorously contest all claims against Corning. Management is not able at this time to estimate the range of outcomes in this matter.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal third quarter of 2006:

Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                Purchased (a)         Share (a)          Announced Plan (b)             Under the Plan (b)
------------------------------------------------------------------------------------------------------------------------------------
July 1-31, 2006                           36,852             $23.68                    0                              $0
Aug. 1-31, 2006                          188,076             $19.45                    0                              $0
Sept. 1-30, 2006                          32,782             $22.85                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                    257,710             $20.48                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

(a) This column reflects the following transactions during the fiscal third quarter of 2006: (i) the deemed surrender to us of 277,450 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 30,260 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b) During the quarter ended September 30, 2006, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

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








                                                 CORNING INCORPORATED
                                                     (Registrant)






   October 31, 2006                               /s/ JAMES B. FLAWS
-----------------------                -----------------------------------------
        Date                                        James B. Flaws
                                       Vice Chairman and Chief Financial Officer
                                             (Principal Financial Officer)




   October 31, 2006                               /s/ JANE D. POULIN
-----------------------                -----------------------------------------
        Date                                        Jane D. Poulin
                                               Chief Accounting Officer
                                            (Principal Accounting Officer)




   October 31, 2006                             /s/ KATHERINE A. ASBECK
-----------------------                -----------------------------------------
        Date                                     Katherine A. Asbeck
                                            Senior Vice President - Finance

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number  Exhibit Name                                               Page
--------------  ------------                                               ----

     12         Computation of Ratio of Earnings to Fixed Charges           65

    31.1        Certification of Chief Executive Officer Pursuant to
                   Rule 13a-14(a) under the Exchange Act                    66

    31.2        Certification of Chief Financial Officer Pursuant to
                   Rule 13a-14(a) under the Exchange Act                    67

     32         Certification Pursuant to 18 U.S.C. Section 1350            68

                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                              Nine months ended
                                                              September 30, 2006
                                                              ------------------
Income before income taxes                                        $    584
Adjustments:
    Distributed income of equity investees                             304
    Fixed charges net of capitalized interest                           98
                                                                  --------

Income before taxes and fixed charges, as adjusted                $    986
                                                                  ========

Fixed charges:
   Interest expense (a)                                           $     80
   Portion of rent expense which represents an
     appropriate interest factor (b)                                    18
   Capitalized interest                                                 28
                                                                  --------

Total fixed charges                                                    126
Capitalized interest                                                   (28)
                                                                  --------

Total fixed charges, net of capitalized interest                  $     98
                                                                  ========

Ratio of earnings to fixed charges                                    7.8x
                                                                  ========

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

October 31, 2006

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

October 31, 2006

/s/              James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                                                      Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, President and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  October 31, 2006


/s/  Wendell P. Weeks
     -----------------------------------------
     Wendell P. Weeks
     President and Chief Executive Officer


/s/  James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer