Form 10-K
period 2006-12-31
CORNING INC /NY
filed 2007-02-27
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

Form 10-K
_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number: 1-3247

CORNING INCORPORATED
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	16-0393470 (I.R.S. Employer Identification No.)

ONE RIVERFRONT PLAZA, CORNING, NY (Address of principal executive offices)	14831 (Zip Code)

607-974-9000 (Registrant’s telephone number, including area code)

[None] (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 par value per share	New York Stock Exchange SWX Swiss Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X     No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ___    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]          Accelerated filer [   ]          Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___    No  X

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $35.8 billion based on the $24.19 as reported on the New York Stock Exchange.

There were 1,569,697,474 shares of Corning’s common stock issued and outstanding as of February 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement dated February 26, 2007, and filed for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

PART I

Corning Incorporated and its consolidated subsidiaries are hereinafter sometimes referred to as “the Company,” “the Registrant,” “Corning,” or “we.”

This report contains forward-looking statements that involve a number of risks and uncertainties. These statements relate to our future plans, objectives, expectations and estimates and may contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” or similar expressions. Our actual results could differ materially from what is expressed or forecasted in our forward-looking statements. Some of the factors that could contribute to these differences include those discussed under “Forward-Looking Statements,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.

Item 1. Business

General

Corning traces its origins to a glass business established in 1851. The present corporation was incorporated in the State of New York in December 1936. The Company’s name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

Corning is a global, technology-based corporation that operates in four reportable business segments: Display Technologies, Telecommunications, Environmental Technologies and Life Sciences.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs), that are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. Corning’s facilities in Kentucky, Japan and Taiwan and those of Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision, which is 50% owned by Corning) in South Korea develop, manufacture and supply high quality glass substrates using a proprietary fusion manufacturing process and technology expertise. Samsung Electronics Co., Ltd. has a 43% interest in Samsung Corning Precision, which sells glass to LCD panel manufacturers in Korea. Another shareholder owns the remaining 7% interest in Samsung Corning Precision. Panel manufacturers in the other leading LCD-producing areas of the world, Japan, Taiwan, Singapore and China, are supplied by Corning.

Corning has been a leader to market with new large-generation sized glass substrates used by our customers in the production of larger LCDs for monitors and television. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. Glass substrates are currently available from Corning in sizes up to Generation 8 (2160mm x 2460mm), which was introduced by Corning in late 2006. Large substrates (Generation 5 and higher) allow LCD manufacturers to produce larger and a greater number of panels from each substrate. The larger size leads to economies of scale for LCD manufacturers and is expected to enable lower display prices for consumers in the future. At the end of 2006, approximately 85% of Corning and Samsung Corning Precision’s volume of LCD glass was Generation 5 (1100mm x 1250mm) and higher.

Corning’s proprietary fusion manufacturing process was invented by the Company. It is the cornerstone of Corning’s technology leadership in the LCD industry. The automated process yields high quality glass substrates with excellent dimensional stability and uniformity – essential attributes for the production of increasingly larger, high performance active matrix LCDs. Corning’s fusion process is scalable and has proven to be among the most effective processes in producing large size substrates. In 2006, Corning launched EAGLE XG™, the industry’s first environmentally-friendly LCD glass substrate that is free of all heavy metals.

LCD glass manufacturing is a highly capital intensive business. Corning continues to make significant investments to expand its LCD glass facilities in response to anticipated customer demand. The environment is very competitive. Important success attributes include efficient manufacturing, access to capital, technology know-how, and patents.

Patent protection and proprietary trade secrets are important to the segment’s operations. Corning has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Corning licenses certain of its patents to Samsung Corning Precision and other third parties and generates revenue from these licenses. Reference is made to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 41% of Corning’s sales for 2006.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable, and hardware and equipment products for the worldwide telecommunications industry. Corning invented the world’s first low-loss optical fiber more than 30 years ago. It offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, fiber-to-the-premises access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor® fibers for local area networks, data centers and central offices; NexCor® fiber for converged services networks; SMF-28e® single mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; MetroCor® fiber products for metropolitan networks; LEAF® optical fiber for long-haul, regional and metropolitan networks; and Vascade® submarine optical fibers for use in submarine networks. Corning has two large optical fiber manufacturing facilities in North Carolina and another facility in China. As a result of lowered demand for optical fiber products, in 2002 Corning mothballed its optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to its Wilmington, North Carolina facility. Corning believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to reopen.

A significant portion of Corning’s optical fiber is sold to subsidiaries such as Corning Cable Systems LLC (Corning Cable Systems), and Corning Cable Systems GmbH. Optical fiber is cabled prior to being sold in cable form. The remaining fiber production is sold directly to end users or third party cablers around the world. Corning’s cabling operations include large facilities in North Carolina, Poland, and Germany and smaller regional locations and equity affiliates.

Corning’s hardware and equipment products include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures and pedestals, splice and test equipment and other accessories for optical connectivity. For copper connectivity, Corning’s products include subscriber demarcation, connection and protection devices, xDSL (different variations of DSL) passive solutions and outside plant enclosures. Each of the product lines may be combined in Corning’s fiber-to-the-premises solutions. Corning has manufacturing operations for hardware and equipment products in North Carolina and Texas, as well as Europe, Mexico, China, Arizona, and the Caribbean. In addition, Corning offers products for the cable television industry, including coaxial connectors and associated tools.

Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses, but the royalty revenue is not currently material to the business. Corning is also licensed to use certain patents owned by others. These licenses are also important to the segment’s operations. Reference is made to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Telecommunications segment represented 33% of Corning’s sales for 2006.

Environmental Technologies Segment

Corning’s environmental products include ceramic technologies and solutions for emissions and pollution control in mobile and stationary applications around the world, including gasoline and diesel substrate and filter products. In the early 1970’s, Corning developed an economical, high-performance cellular ceramic substrate that is now the standard for catalytic converters worldwide. In response to tightening emission control obligations around the world, Corning has continued to develop more efficient substrate products with higher density and greater surface area. Corning manufactures these products in New York, Virginia, China, Germany and South Africa. Corning is investing in new ceramic substrate and filter technologies for diesel emission control device products, with a new production facility in New York to produce such products for diesel vehicles worldwide. Corning sells its ceramic substrate and filter products worldwide to manufacturers of emission control systems who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.

Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment is also licensed to use certain patents owned by others. These licenses are also important to the segment’s operations. Reference is made to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Environmental Technologies segment represented 12% of Corning’s sales for 2006.

Life Sciences Segment

Life Sciences laboratory products include microplate products, coated slides, filter plates for genomics sample preparation, plastic cell culture dishes, flasks, cryogenic vials, roller bottles, mass cell culture products, liquid handling instruments, Pyrex® glass beakers, pipettors, serological pipettes, centrifuge tubes and laboratory filtration products. Corning sells products under 3 primary brands: Corning, Costar and Pyrex. Corning manufactures these products in Maine, New York, United Kingdom and Mexico and markets them worldwide, primarily through distributors, to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities.

Patent protection is important to the segment’s operations, particularly for some of its emerging products. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition, through some well known trademarks, is important to the segment. Reference is made to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Life Sciences segment represented approximately 6% of Corning’s sales for 2006.

Other Products

Other products made by Corning include semiconductor optics, ophthalmic glass and plastic products, technical products, such as polarizing glass, glass for high temperature applications and machinable glass ceramic products. Semiconductor optics manufactured by Corning include: high-performance optical material products; optical-based metrology instruments; and optical assemblies for applications in the global semiconductor industry. Corning’s semiconductor optics products are manufactured in New York. Other specialty glass products include glass lens and window components and assemblies. Other specialty glass products are made in New York, Virginia, United Kingdom and France or sourced from China. Corning’s Eurokera and Keraglass equity ventures with Saint Gobain Vitrage S.A. of France manufacture smooth cooktop glass/ceramic products in France, China, and South Carolina.

Corning owns a 50% interest in Samsung Corning Company, Ltd. (Samsung Corning), a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, with manufacturing facilities in Korea, Germany, China and Malaysia. Samsung Electronics Company, Ltd. owns the remaining 50% interest in Samsung Corning.

Other products represented approximately 8% of Corning’s sales for 2006.

We manufacture and process products at more than 47 plants and 15 countries.

Additional explanation regarding Corning and our four segments is presented in Management’s Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 19 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company in Michigan that manufactures silicone products worldwide. Dow Corning emerged from its Chapter 11 bankruptcy proceedings during 2004. Dow Corning’s sales were $4 billion in 2006. Additional discussion about Dow Corning appears in the Legal Proceedings section. Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

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

Display Technologies Segment

Corning is the largest worldwide producer of glass substrates for active matrix LCD displays. That market position remained relatively stable over the past year. Corning believes it has competitive advantages in LCD glass substrate products from investing in new technologies, offering a consistent source of reliable supply and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter with exceptional surface quality. Asahi Glass, Nippon Electric Glass and NH Techno are Corning’s principal competitors in display glass substrates. In addition, new entrants are seeking to expand their presence in this business.

Telecommunications Segment

Competition within the telecommunications equipment industry is intense among several significant companies. Corning is a leading competitor in the segment’s principal product lines which include optical fiber and cable and hardware and equipment. Price and new product innovations are significant competitive factors. The competitive landscape has experienced increasing competition causing price pressure in all regions. These competitive conditions are likely to persist.

Corning is the largest producer of optical fiber and cable products, but faces significant competition due to continued excess capacity in the market place, price pressure and new product innovations. Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber and cable products are Furukawa OFS, Fujikura Ltd., Sumitomo, Prysmian Communications and Draka Comteq.

For hardware and equipment products, significant competitors are 3M Company (3M), Tyco Electronics, Furukawa OFS, CommScope, and ADC Communications.

Environmental Technologies Segment

For worldwide automotive ceramic substrate products, Corning has a leading market position that has remained relatively stable over the past year. Corning believes its competitive advantage in automotive ceramic substrate products for catalytic converters is based upon global presence, customer service, engineering design services and product innovation. Corning has established a strong presence in the heavy duty and light duty diesel vehicle substrate market. Corning’s Environmental Technologies products face principal competition from NGK, Denso, Ibiden and Emitec.

Life Sciences Segment

Corning is a leading supplier of glass and plastic science laboratory products, with a growing plastics products market presence in North America and Europe, and a solid laboratory glass products market presence. Corning seeks to maintain competitive advantages by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. For laboratory products, Schott Glaswerke, Kimble, Greiner and Becton Dickinson are the principal worldwide competitors. Corning also faces increasing competition from large distributors that have backward integrated or introduced private label products.

Other Products

Corning is a leading supplier of materials and products for lithography optics in the semiconductor industry and that market position remained relatively stable during the past year. Corning seeks to compete by providing superior optical quality, leading optical designs and a local Corning presence supporting its customers. For Corning’s semiconductor optical material products, general specialty glass/glass ceramic products and ophthalmic products, Schott Glaswerke, Shin-Etsu Quartz Products, Hoya and Heraeus are the main competitors.

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

Raw Materials

Corning’s production of specialty glasses, ceramics, and related materials requires significant quantities of energy, certain precious metals, and batch materials.

Although energy shortages have not been a problem recently, the cost of energy has increased. Corning has achieved flexibility through important engineering changes to take advantage of low-cost energy sources in most significant processes. Specifically, many of Corning’s principal manufacturing processes can be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

As to resources (ores, minerals, polymers, and processed chemicals) required in manufacturing operations, availability appears to be adequate. Corning’s suppliers from time to time may experience capacity limitations in their own operations, or may eliminate certain product lines; nevertheless, Corning believes it has adequate programs to ensure a reliable supply of batch chemicals and raw materials. For many products, Corning has alternate glass compositions that would allow operations to continue without interruption in the event of specific materials shortages.

Certain key materials and proprietary equipment used in the manufacturing of products are currently sole sourced or available only from a limited number of suppliers. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments, or reduce Corning’s gross margins.

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations. In 2006, Corning was granted over 195 patents in the U.S. and over 275 patents in countries outside the U.S.

Each business segment possesses its own patent portfolio that provides certain competitive advantages in protecting Corning’s innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2006, Corning and its wholly owned subsidiaries owned over 4,700 unexpired patents in various countries of which about 2,350 were U.S. patents. Between 2007 and 2009, approximately 1% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 3,400 patent applications in process, with about 950 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 270 patents in various countries of which over 90 were U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2007 and 2009.

The Telecommunications segment has over 1,650 patents in various countries of which over 800 were U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iii) patents relating to optical fiber and electrical connectors and associated methods of manufacture. A few patents relating to optical fiber connectors will expire between 2007 and 2009.

The Environmental Technologies segment has over 550 patents in various countries of which over 260 were U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. One family of patents relating to batch formation of ceramic honeycomb products will expire between 2007 and 2009.

The Life Sciences segment has over 175 patents in various countries of which over 75 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products as well as equipment for label independent drug discovery. There is no group of important Life Sciences segment patents set to expire between 2007 and 2009.

Many of these patents are used in Corning’s operations or are licensed for use by others, and Corning is licensed to use patents owned by others. Corning has entered into cross licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning’s principal trademarks include the following: Corning, Celcor, DuraTrap, Eagle2000, EagleXG, Epic, HPFS, Pyrex, SMF-28e, Steuben, Lanscape, Evolant, and Vycor.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $50 million in 2006 and are estimated to be $13 million in 2007.

Corning’s 2006 operating results from continuing operations were charged with approximately $44 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2006, Corning had approximately 24,500 full-time employees, including approximately 10,100 employees in the United States. From time to time, Corning also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents from approximately 30% of Corning’s United States employees.

Executive Officers of the Registrant

Wendell P. Weeks    President and Chief Executive Officer
Mr. Weeks joined Corning in 1983 and was named a vice president and deputy general manager of the Telecommunications Products division in 1995, vice president and general manager—Telecommunications Products in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president of Optical Communications in 1999, president, Corning Optical Communications in 2001, President and Chief Operating Officer in 2002 and to his present position in 2005. Mr. Weeks will become chairman and chief executive officer on April 26, 2007. Mr. Weeks is a director of Merck & Co., Inc. Director since 2000. Age 47.

James B. Flaws    Vice Chairman and Chief Financial Officer
Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning’s Board of Directors since 2000. Age 58.

Peter F. Volanakis    Chief Operating Officer
Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. He was named managing director Corning GmbH in 1992, executive vice president of CCS Holding, Inc., formerly known as Siecor Corporation, in 1995, senior vice president of Advanced Display Products in 1997, executive vice president of Display Technologies and Life Sciences in 1999 and president of Corning Technologies in 2001. Mr. Volanakis was elected to his current position on April 28, 2005. Mr. Volanakis will become president and chief operating officer on April 26, 2007. Mr. Volanakis is a director of Dow Corning Corporation. Mr. Volanakis has been a member of Corning’s Board of Directors since 2000. Age 51.

Kirk P. Gregg    Executive Vice President and Chief Administrative Officer
Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, administration in December 1997 and to his current position in 2002. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 47.

Joseph A. Miller    Executive Vice President and Chief Technology Officer
Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was appointed to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966. Dr. Miller is a director of Wilson Greatbatch Technologies and Dow Corning Corporation. Age 65.

Pamela C. Schneider    Senior Vice President and Operations Chief of Staff
Ms. Schneider joined Corning in 1986 as senior financial analyst in the Controllers Division. In 1988 she became manager of internal audit. In 1990 she was named controller and in 1991 chief financial officer of Corning Asahi Video Products Company. In January 1993, she was appointed vice president and chief financial officer and in 1995 vice president for Corning Consumer Products Company. In 1997, she was named vice president and in 1999 senior vice president, Human Resources and Diversity Officer for Corning. Ms. Schneider was appointed to her present position in April 2002. Age 52.

Katherine A. Asbeck    Senior Vice President - Finance
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994, elected vice president and controller in 1997 and senior vice president in 2001. She was elected to her current position in October 2005. Ms. Asbeck is a director of Samsung Corning Co., Ltd. and Samsung Corning Precision Glass Co., Ltd. Age 50.

William D. Eggers    Senior Vice President and General Counsel
Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning. Mr. Eggers is a director of Chemung Financial Corp. Age 62.

Mark S. Rogus    Senior Vice President and Treasurer
Mr. Rogus joined Corning in 1996 as manager of corporate finance. He was appointed assistant treasurer in 1999, vice president and treasurer in 2000 and was elected to his current position in 2004. Prior to joining Corning, Mr. Rogus held various business development positions at Wachovia Bank. Mr. Rogus is a director of Cormetech, Inc. Age 47.

Larry Aiello Jr.    President and Chief Executive Officer – Corning Cable Systems
Mr. Aiello joined Corning in 1973 and served in several positions in manufacturing from 1975 to 1981. He was named manager-Domestic Accounting in 1981, controller-Telecommunications Products Division in 1984, director-Control and Analysis in 1987 and assistant controller and director in 1989. He was named division vice president and director-Business Development and Planning, Opto-Electronics Group in 1990, general manager-Component Products Group in 1992, vice president and controller, Corning Incorporated in 1993, senior vice president-International and president-Corning International Corporation in 1997, senior vice president and chief of staff-Corning Optical Communications in 2000 and to his current position in 2002. Age 57.

Robert B. Brown    Executive Vice President, Environmental Technologies
Mr. Brown joined Corning in 1972 and served in a variety of manufacturing and engineering positions. He was appointed division vice president-manufacturing and engineering, Telecommunications Products Division in 1995, vice president manufacturing and engineering, Opto-Electronics in 1999, president-Corning Lasertron in February 2000, vice president and general manager-Amplification Products in December 2000, vice president and general manager – Optical Fiber in April 2002, senior vice president and general manager – Telecommunications in 2003, senior vice president and general manager – Environmental Technologies in January 2005, and to his current position in August 2005. Mr. Brown is a director of Cormetech, Inc. Age 56.

Lawrence D. McRae    Senior Vice President, Strategy and Corporate Development
Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was appointed vice president-Corporate Development in 2000, senior vice president-Corporate Development in 2003 and most recently, senior vice president-Strategy and Corporate Development in October 2005. Mr. McRae is on the board of directors of Dow Corning Corporation, Samsung Corning Co., Ltd. and Samsung Corning Precision Glass Co., Ltd. Age 48.

Eric S. Musser    Vice President and General Manager, Optical Fiber
Mr. Musser joined Corning in 1986 and held various manufacturing, planning and quality positions. He assumed the role of President for Corning Lasertron in 2000, became Corning’s director of Manufacturing Operations, Photonic Technologies in 2002, then division vice president, Development and Engineering in 2003, and was elected to his current position in January 2005. Age 47.

Jane D. Poulin    Chief Accounting Officer and Division Vice President
Ms. Poulin joined Corning in September 2005. Prior to joining Corning, she was an Associate Chief Accountant in the Office of the Chief Accountant of the U.S. Securities and Exchange Commission from June 2000 to September 2005. She previously served as corporate controller at a privately held manufacturer and was an audit senior manager at Ernst & Young LLP. Age 44.

Tony Tripeny    Vice President and Corporate Controller
Mr. Tripeny became the corporate accounting manager for Corning Cable Systems in 1985. After serving in other financial functions, he was appointed chief financial officer of Corning Cable Systems in 2000. In 2003, he became group controller for Corning’s Telecommunications business, and division vice president and operations controller of Corning in 2004, and was elected to his current position in October 2005. Age 47.

Document Availability

A copy of Corning’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations category of the Corning home page on the Internet at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors

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

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products

     Corning’s ten largest customers account for about 50% of our sales. No individual customer accounts for more than 10% of consolidated sales except for AU Optronics Corporation (AUO) which accounted for 13% of consolidated sales in 2006.

     In addition, a relatively small number of customers accounted for a high percentage of net sales in each of our reportable operating segments. For 2006, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, represented 64% of total segment sales when combined. In the Telecommunications segment, two customers, which individually accounted for more than 10% of segment net sales, represented 25% of total segment sales when combined. In the Environmental Technologies segment, three customers, which individually accounted for more than 10% of segment net sales, represented 72% of total segment sales in aggregate. In the Life Sciences segment, one distributor accounted for 43% of this segment’s sales in 2006.

     Samsung Corning Precision’s sales were also concentrated in 2006, with sales to two LCD panel makers located in South Korea accounting for approximately 92% of total Samsung Corning Precision sales.

     Although the sale of LCD glass substrates has increased in 2006, there can be no assurance that positive trends will continue. Our customers are LCD panel and color filter makers. As they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, price, or other seasonal factors, may lead to pauses in market growth from time to time. Our customers may not be able to maintain profitable operations or access sufficient capital to fund ongoing and future planned expansions, which may limit their pace of orders to us. Emerging technologies could replace our glass substrates for certain applications resulting in a decline in demand for our LCD products.

     Our Telecommunications segment customers’ purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. Sales in the Telecommunications segment are expected to be impacted by the pace of Verizon Communication Inc. (Verizon) fiber-to-the-premises deployments. Our sales will be dependent on Verizon’s planned targets for homes passed and connected. Changes in Verizon’s deployment plan could adversely affect future sales in any quarter or for the full year.

     In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions and pollution control are expected to fluctuate with vehicle production. Changes in governmental laws and regulations for air quality and emission controls may also influence future sales. Sales in our Environmental Technologies segment are to four catalyzers and emission system component manufacturers. Our customers sell these systems to automotive original equipment manufacturers and diesel engine manufacturers. Sales within this segment may be affected by adverse developments in the U.S. auto industry or by such factors as higher fuel prices that may affect vehicles sales.

     Sales in our Life Sciences segment were historically through two large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. During 2005, we did not renew the contract with one large distributor and transitioned the sales through this distributor to our remaining primary distributor and other existing and developing channels. This change had an adverse impact on sales volumes. In 2006, our remaining primary distributor accounted for 43% of Life Sciences segment sales.

If the markets for our products do not develop and expand as we anticipate, demand for our products may decline, which would negatively impact our results of operations and financial performance

     The markets for our products are characterized by rapidly changing technologies, evolving industry or government standards and new product introductions. Our success is expected to depend, in substantial part, on the successful introduction of new products, or upgrades of current products, and our ability to compete with new technologies. The following factors related to our products and markets, if not achieved, could have an adverse impact on our results of operations:

  our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and cable and hardware and equipment, and environmental substrate products that can command competitive prices;
  our ability to achieve a favorable sales mix of large generation sizes of liquid crystal display glass;
  our ability to develop new products in response to government regulations and laws, particularly diesel filter products in the Environmental Technologies segment;
  continued strong demand for notebook computers and LCD monitors;
  growth in purchases of LCD televisions to replace other technologies;
  screen size of LCD televisions, which affects glass demands; and
  growth of the fiber-to-the-premises build-out in North America.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

     We face pricing pressure in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to offset pricing pressures, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity in the Telecommunications segment, we anticipate pricing pressures will continue into 2007 and beyond. Pricing pressure in our Display Technologies segment was at a historically high level in 2006. Although we are taking steps to reduce the rate of price decline in 2007, we cannot be assured of success. Our 2007 pricing strategy may also result in lost market share.

We face risks related to our international operations and sales

     We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in Taiwan and the Asia-Pacific region, including an equity investment in Samsung Corning Precision operating in South Korea that makes glass substrates for the LCD market. All of our Display segment customers are located in the Asia-Pacific region. As a result of these and other international operations, we face a number of risks, including:

  geographical concentration of our factories and operations;
  periodic health concerns;
  difficulty of managing global operations;
  difficulty in protecting intellectual property;
  tariffs, duties and other trade barriers including anti-dumping duties;
  undeveloped legal systems;
  natural disasters;
  potential power loss affecting glass production and equipment damage;
  political and economic instability in foreign markets, and foreign currency risk.

     Any of these items could cause our sales or profitability to be significantly reduced.

We face risks due to foreign currency fluctuations

     Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, the New Taiwan dollar, the Korean won, and the euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar and Japanese yen. Sales in our Display Technologies segment, representing 41% of Corning’s sales, are denominated in Japanese yen. The expected sales growth of the Display Technologies segment will increase our exposure to currency fluctuations. Although we hedge significant transaction and balance sheet currency exposures, we do not hedge translation risk and thus changes in exchange rates (especially the yen) may significantly impact our reported revenues and results of operations.

If the financial condition of our customers declines, our credit risks could increase

     Although we have a rigorous process to administer credit and believe our reserve is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers fail to meet their payment obligations to us, we could experience reduced cash flows and losses in excess of amounts reserved. Some customers of our Display Technologies segment are thinly capitalized and/ or marginally profitable. In our Environmental products segment, the U.S. auto customers and certain of their suppliers have encountered credit downgrades or, in the case of Delphi Corporation, bankruptcy. These factors may result in an inability to collect receivables or a possible loss in business. As of December 31, 2006, reserves for trade receivables totaled approximately $21 million.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer, and we may not achieve anticipated profitability levels

     We are investing heavily in additional manufacturing capacity of certain businesses, including liquid crystal display glass and diesel emission substrates and filters. The speed of constructing the new facilities presents challenges. We may face technical and process issues in moving to commercial production. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. It is possible that manufacturing capacity may exceed customer demand during certain periods.

     The manufacturing of our products involves highly complex and precise processes, requiring production in highly controlled and dust-free environments. Changes in our manufacturing processes could significantly reduce our manufacturing yields and product reliability. In some cases, existing manufacturing may be insufficient to achieve the requirements of our customers. We will need to develop new manufacturing processes and techniques to achieve targeted volume, pricing and cost levels that will permit profitable operations. While we continue to fund projects to improve our manufacturing techniques and processes, we may not achieve satisfactory cost levels in our manufacturing activities that will fully satisfy our profitability targets.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and manufacturing equipment components to meet the demands of our customers

     Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. We may experience shortages that could adversely affect our operations. Although we work closely with our suppliers to avoid shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain manufacturing equipment or components are available only from a single source or limited sources. We may not be able to find alternate sources in a timely manner. A reduction or interruption in supplies, or a significant increase in the price of supplies, could have a material adverse effect on our businesses.

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

     We have recorded several charges for restructuring, impairment of assets, and the write-off of cost and equity based investments. It is possible we may record additional charges for restructuring or other asset impairments if additional actions become necessary.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

     At December 31, 2006, Corning had goodwill and other intangible assets of $316 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur.

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

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants produced a tentative plan of settlement through a PCC Plan of Reorganization, but this Plan has not been confirmed by the Bankruptcy Court. The proponents of the Plan have moved for reconsideration of the order entered by the Court on December 21, 2006 denying Plan confirmation. It is reasonably possible that changes to the Plan may be negotiated, but the elements of the Plan and final approval are subject to a number of contingencies. Total charges of $816 million have been recorded through December 31, 2006; however, additional charges or credits are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

We face risks through our equity method investments in companies that we do not control

     Corning’s net income includes significant equity in earnings of associated companies. For the year ended December 31, 2006, we recognized $960 million of equity earnings, of which $889 million came from our two largest investments: Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision (which makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and is subject to political and geographic risks mentioned above, as well as business and other risks within the Display segment. Our equity investments may not continue to perform at the same levels as in recent years. In 2005 and 2006, we recognized equity losses associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded fixed asset and other impairment charges. As the conventional television market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning Co., Ltd. may incur additional restructuring or impairment charges or net operating losses in the future.

We may not have adequate insurance coverage for claims against us

     We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs can be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching into excess layers. The financial health of other insurers may deteriorate. In addition, we may not be able to obtain adequate insurance coverage for certain risk such as political risk, terrorism or war.

Changes in accounting may affect our reported earnings and operating income

     Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many areas of our business, such as revenue recognition, accounting for investments, and accounting for stock options, are very complex and involve significant and sometimes subjective judgments. Changes in these rules or their interpretation could significantly impact our reported earnings and operating income and could add significant volatility to those measures in the future, without a corresponding change in our cash flows.

Other

Additional information in response to Item 1 is found in Note 19 (Operating Segments) to the consolidated financial statements and selected financial data.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate approximately 47 manufacturing plants and processing facilities, of which approximately one half are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own substantially all of our manufacturing and research and development facilities and more than half of our sales and administrative facilities.

For the years ended 2006, 2005 and 2004, we invested a total of $3.6 billion, primarily in facilities outside the U.S. in our Display Technologies segment. Of the $1.2 billion spent in 2006, $721 million was for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 24 million square feet. Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign
Manufacturing	18	7	11
Sales and administrative	4	3	1
Research and development	2	2
Total	24	12	12

Total assets and capital expenditures by operating segment are included in Note 19 (Operating Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 14 (Commitments, Contingencies, and Guarantees) to the Consolidated Financial Statements.

During 2006, we continued the restructuring program that closed or consolidated certain smaller manufacturing facilities. Throughout 2007 we expect to have excess manufacturing capacity in our Telecommunications segment and will not utilize a portion of space in the facilities listed above. The largest unused portion is our optical fiber manufacturing facility in Concord, North Carolina that has been mothballed until fiber demand rebounds. We believe that the Concord facility can be returned to productive capacity within six to nine months of a decision to do so.

Item 3. Legal Proceedings

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $16 million (undiscounted) for its estimated liability for environmental cleanup and litigation at December 31, 2006. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Dow Corning Bankruptcy. Corning and Dow Chemical each own 50% of the common stock of Dow Corning In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of December 31, 2006, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $185 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which was denied. It has filed a petition for writ of certiorari with the U.S. Supreme Court, which has not yet been decided. As of December 31, 2006, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $68 million to $208 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $68 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As a result of PCC’s bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,900 other cases (approximately 42,300 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

In the bankruptcy court in April 2000, PCC obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC’s products against its two shareholders to afford the parties a period of time in which to negotiate a plan of reorganization for PCC (the PCC Plan).

On May 14, 2002, PPG announced that it had agreed with certain of its insurance carriers and representatives of current and future asbestos claimants on the terms of a settlement arrangement applicable to claims arising from PCC’s products.

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and PCC, which might arise from PCC products or operations. The proposed settlement, if the Plan is approved and becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning also agreed to pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the Plan becomes effective, with 5.5 percent interest from June 2004, and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $816 million to reflect the agreed settlement contributions and subsequent adjustments for the change in the fair value of the components.

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock (totaling $656 million at December 31, 2006) is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation and is classified as a current liability. The remaining portion of the settlement liability (totaling $160 million at December 31, 2006), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. In February, 2006, the Bankruptcy Court requested that the Plan proponents delete references to Section 105(a) of the Bankruptcy Code and resubmit the Plan. The final round of oral argument was held on July 21, 2006. On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the Plan for reasons set out in a memorandum opinion. The opinion generally supports the elements of the Plan except for the breadth of the channeling injunction applicable to claims against either of the two shareholders when those claims do not derive from the products or operations of PCC itself. The Court declared a three part test whereby other claims may be channeled if PCC is named a defendant, a shareholder is named, and conspiracy theories are alleged. Several parties, including Corning, have filed motions of reconsideration, which are scheduled for a hearing before the Bankruptcy Court on March 5, 2007. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the components of the settlement, management believes that the likelihood of a material adverse impact to Corning’s financial statements is remote.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. As of March 2005, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) are two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.64 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds are to be distributed to the Samsung affiliates. As of March 2005, the shares of Samsung Life Insurance Co., Ltd. had not been sold. The suit asks for damages of approximately $4.6 billion plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.1% of the Samsung affiliates’ total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning Incorporated.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. On July 10, 2006, plaintiffs settled with a number of defendants and third-party defendants for $15.75 million, and the settling defendants are mediating allocation. In November 2006, Corning settled with three of the third-party defendants for a total of approximately $99,000. The claim of the remaining third-party defendant against Corning is scheduled for trial in March 2007. Corning was also named as a third or fourth party defendant in two personal injury lawsuits against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Corning has a number of defenses to these claims, which management intends to contest vigorously. Management believes these matters are not likely to be material to the financial statements of Corning in any period.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Corning Incorporated common stock is listed on the New York Stock Exchange and the SWX Swiss Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is “GLW.”

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Price range
High	$28.28	$29.61	$24.90	$25.57
Low	$19.35	$20.39	$17.50	$18.62
2005
Price range
High	$12.40	$17.08	$21.95	$21.62
Low	$10.61	$10.97	$16.03	$16.61

As of December 31, 2006, there were approximately 25,700 record holders of common stock and approximately 595,000 beneficial shareholders.

Corning discontinued the payment of dividends on its common stock in 2001.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under all of our existing equity compensation plans, including our 2005 Employee Equity Participation Program, our 2003 Equity Plan for Non-Employee Directors and our 2002 Worldwide Employee Share Purchase Plan as of December 31, 2006.

	A	B	C
Number of
Securities
Remaining Available
	Securities To		for Future Issuance
	Be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	A)
Equity Compensation Plans Approved
by Security Holders (1)	95,729,896	$24.19	116,065,029
Equity Compensation Plans Not
Approved by Security Holders	0	$0.00	0
Total	95,729,896	$24.19	116,065,029

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

Performance Graph

The following graph illustrates the cumulative total shareholder return over the last five years of Corning’s Common Stock, the S&P 500 and the S&P Communications Equipment Companies (in which Corning is currently included). The graph includes the capital weighted performance results of those companies in the communications equipment companies classification that are also included in the S&P 500.

(b)	Not applicable.

(c)	This table provides information about our purchases of our common stock during the fiscal fourth quarter of 2006:

Issuer Purchases of Equity Securities*
				Approximate
	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased**	per Share**	Announced Plan*	Under the Plan*
October 1-31, 2006	60,379	$21.91	0	$0
November 1-30, 2006	120,300	$20.87	0	$0
December 1-31, 2006	54,416	$21.06	0	$0
Total	235,095	$21.18	0	$0

*	During the quarter ended December 31, 2006, we did not have a publicly announced program for repurchase of shares of our common stock. We did not repurchase our common stock in open-market transactions outside of such a program.

**	This column reflects the following transactions during the fiscal fourth quarter of 2006: (i) the deemed surrender to us of 225,220 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 9,875 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 6. Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)

	Years ended December 31,
	2006	2005	2004	2003	2002
Results of Operations
Net sales	$5,174	$4,579	$3,854	$3,090	$3,164
Research, development and engineering
expenses	$517	$443	$355	$344	$483
Equity in earnings of affiliated companies, net of
impairments	$960	$611	$454	$216	$116
Income (loss) from continuing operations	$1,855	$585	$(2,251)	$(280)	$(1,780)
Income from discontinued operations			20		478
Net income (loss)	$1,855	$585	$(2,231)	$(280)	$(1,302)
Basic earnings (loss) per common share from:
Continuing operations	$1.20	$0.40	$(1.62)	$(0.22)	$(1.85)
Discontinued operations			0.01		0.46
Basic earnings (loss) per common share	$1.20	$0.40	$(1.61)	$(0.22)	$(1.39)
Diluted earnings (loss) per common share from:
Continuing operations	$1.16	$0.38	$(1.62)	$(0.22)	$(1.85)
Discontinued operations			0.01		0.46
Diluted earnings (loss) per common share	$1.16	$0.38	$(1.61)	$(0.22)	$(1.39)
Shares used in computing per share amounts:
Basic earnings (loss) per common share	1,550	1,464	1,386	1,274	1,030
Diluted earnings (loss) per common share	1,594	1,535	1,386	1,274	1,030
Financial Position
Working capital	$2,479	$1,490	$804	$1,077	$2,145
Total assets	$13,065	$11,207	$9,736	$10,816	$11,406
Long-term debt	$1,696	$1,789	$2,214	$2,668	$3,963
Shareholders’ equity	$7,246	$5,487	$3,701	$5,411	$4,691
Selected Data
Capital expenditures	$1,182	$1,553	$857	$366	$357
Depreciation and amortization	$591	$512	$523	$517	$661
Number of employees (1)	24,500	26,000	24,700	20,600	23,200

Reference should be made to the Notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(1)	Amounts do not include employees of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our key priorities for 2006 remained unchanged from the previous two years: protect our financial health, improve our profitability, and invest in the future. We made significant progress on all three in 2006.

Financial Health

In 2006, our balance sheet remained strong and we delivered positive cash flows from operating activities. Significant activities in 2006 included the following:

  We issued $250 million aggregate principal amount of 7.25% senior unsecured notes due 2036 for general corporate purposes and in support of an objective to extend the timing of future debt maturities.
  We reduced our long-term debt in the following transactions:
–	We redeemed $119 million of our 6.25% Euro notes, due in 2010;

–	We repurchased $96 million of our 6.3% notes due in 2009; and

–	We redeemed $125 million of our 8.3% medium-term notes due in 2025.
  We received $171 million in deposits against orders relating to our multi-year supply agreements with customers in the Display Technologies segment. These agreements have helped us to meet the rapid growth of the LCD market.
  All three of our rating agencies upgraded our ratings to either BBB or Baa2.
  We generated cash flows from operating activities in excess of our capital expenditures.

We ended 2006 with $3.2 billion in cash, cash equivalents and short-term investments. This represents an increase of $733 million from December 31, 2005.

In November 2006, we amended our revolving credit facility so that it now provides us access to a $1.1 billion unsecured multi-currency revolving line of credit through March 2011. We believe we have sufficient liquidity for the next several years to fund operations, capital expenditures and scheduled debt repayments.

Profitability

For the year ended December 31, 2006, we generated net income of $1,855 million or $1.16 per share compared to net income of $585 million or $0.38 per share for 2005.

We recorded restructuring, impairment, and other charges and credits in the past three years which affect the comparability of those years. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)), Note 7 (Income Taxes), and Note 8 (Investments) to the consolidated financial statements for additional information.

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

Our research, development and engineering expenditures have increased by $74 million or 17% compared to 2005. We believe our spending levels are adequate to support our growth strategies.

We also remain committed to investing in manufacturing capacity to match increased demand in our businesses. Our capital expenditures are primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for 2006 were $1,182 million, of which $829 million was directed toward our Display Technologies segment and $146 million was invested in our Environmental Technologies segment primarily in anticipation of the emerging market for diesel emission control systems.

We expect our 2007 capital spending to be in the range of $1.1 billion to $1.2 billion, of which approximately $700 million will be directed toward our Display Technologies segment and approximately $100 million will be directed toward our Environmental Technologies segment.

RESULTS OF CONTINUING OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):

				% Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Net sales	$5,174	$4,579	$3,854	13	19
Gross margin	$2,283	$1,984	$1,415	15	40
(gross margin %)	44%	43%	37%
Selling, general and administrative expenses	$857	$756	$653	13	16
(as a % of revenues)	17%	17%	17%
Research, development and engineering expenses	$517	$443	$355	17	25
(as a % of revenues)	10%	10%	9%
Restructuring, impairment and other charges
and (credits)	$54	$(38)	$1,789	(242)	(102)
(as a % of revenues)	1%	(1)%	46%
Asbestos settlement	$(2)	$218	$65	(101)	235
(as a % of revenues)	0%	5%	2%
Income (loss) from continuing operations before
income taxes	$961	$559	$(1,604)	72	(135)
(as a % of revenues)	19%	12%	(42)%
Provision for income taxes	$(55)	$(578)	$(1,084)	(90)	(47)
(as a % of revenues)	(1)%	(13)%	(28)%
Equity in earnings of affiliated companies, net
of impairments	$960	$611	$454	57	35
(as a % of revenues)	19%	13%	12%
Income (loss) from continuing operations	$1,855	$585	$(2,251)	217	(126)
(as a % of revenues)	36%	13%	(58)%

Net Sales

The net sales increase in 2006 compared to 2005 was the result of increased demand for LCD glass substrates in our Display Technologies segment and year-over-year increased volume in the Telecommunications segment. Net sales for all other segments were comparable to the prior year. Movements in foreign exchange rates negatively impacted 2006 net sales by approximately $125 million (or 3%) when compared with 2005.

The net sales increase in 2005 compared to 2004 was the result of a significant increase in demand for LCD glass substrates in our Display Technologies segment. Modest gains in demand for products in our Telecommunications segment to support fiber-to-the-premises projects and in our Environmental Technologies segment also contributed to the sales increase. The impact of movements in foreign exchange rates on 2005 net sales was less than 1% when compared with net sales in 2004.

Reflecting the growth in our Display Technologies segment, net sales into international markets continued to surpass those into the U.S. market. For 2006, 2005, and 2004, sales into international markets accounted for 71%, 71%, and 65% of net sales, respectively.

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

Gross Margin

As a percentage of net sales, 2006 gross margin was up slightly from 2005 driven primarily by our Display Technologies segment. Gross margins for this segment were essentially even with 2005 reflecting the negative impact of price declines offset by higher volumes and cost reductions. Display Technologies segment sales increased from 38% of total Corning’s sales in 2005 to 41% of Corning’s sales in 2006. As Display Technologies has a higher gross margin than our consolidated gross margin, the added concentration in Display Technologies in 2006 caused Corning’s gross margin percentage to increase from 43% in 2005 to 44% in 2006.

For 2005, as a percentage of net sales, gross margin improved 6 percentage points versus 2004. The improvement was driven by increased volume, improved mix of large generation glass and manufacturing efficiencies in our Display Technologies segment.

Selling, General, and Administrative Expenses

The increase in selling, general and administrative expenses for 2006 compared to 2005, in dollars, was primarily due to an increase in stock-based compensation expense as a result of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123(R)), effective January 1, 2006. The increase in spending in 2005 compared to 2004 was primarily driven by increases in compensation costs. As a percent of net sales, selling, general, and administrative expenses were comparable for all periods presented.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; sales commissions; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based awards granted under the Company’s stock compensation programs using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company’s consolidated statements of operations, because the exercise price was at least equal to the market value of the common stock on the grant date. As a result, the recognition of share-based compensation cost was generally limited to the expense attributed to restricted stock awards, and stock option modifications. As permitted under SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the notes to the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award. In accordance with the modified prospective application method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease of $0.05 in basic and diluted earnings per share for the year ended December 31, 2006. See Note 18 (Share-based Compensation) to the consolidated financial statements for further detail on the impact of SFAS 123(R).

Research, Development, and Engineering Expenses

Research, development and engineering expenditures increased by $74 million in 2006 when compared to 2005, but remained consistent as a percentage of net sales. Expenditures in 2006 were focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we looked to capitalize on market opportunities in those segments. Expenses in 2006 also included costs associated with exploratory projects to support future growth. Expenditures increased in 2005 when compared to 2004, due to increased spending to support growth initiatives including glass substrates for LCDs, diesel filter and substrates in response to tightening emissions control standards, as well as exploratory projects.

Restructuring, Impairment and Other Charges and (Credits)

Corning recorded significant net charges in 2004 which affect the comparability of our results for 2006, 2005, and 2004. A summary of the net charges and credits for all years presented is provided in the following table (in millions):

	For the years ended December 31,
	2006	2005	2004
Impairment of goodwill			$1,420
Impairment of long-lived assets other than goodwill
Assets to be disposed of by sale or abandonment	$(2)	$6	302
Assets to be held and used	50		24
Reversal of currency translation adjustment		(84)
Accelerated depreciation			37
Loss on sale of businesses			12
Impairment of available-for-sale securities		25
Restructuring charges and (credits)	6	15	(6)
Total restructuring, impairment other charges and (credits)	$54	$(38)	$1,789

     Impairment of Goodwill

     2004 Impairment Charge

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. In the third quarter of 2004, we identified certain factors that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that the fair value of the Telecommunications segment reporting unit was less than its carrying value. We performed an interim impairment test of the Telecommunications segment goodwill in the third quarter of 2004 and, as a result, recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its implied fair value at September 30, 2004 of $117 million.

     Impairment of Long-Lived Assets Other Than Goodwill

Given our restructuring actions and the market conditions facing certain of our businesses, at various times throughout 2004 to 2006, we performed evaluations of the recoverability of our held for use long-lived assets other than goodwill. When an impairment evaluation was required, we developed expected future cash flows against which to compare the carrying value of the asset group being evaluated. If our projections indicated that our long lived assets were not recoverable through future cash flows, we were then required to estimate the fair value of the long-lived assets, limited to property, plant and equipment, using the expected cash flow approach as a measure of fair value.

     2006 Impairment Charge

     Assets to be held and used

In 2006, we recorded an asset held for use impairment charge of $44 million to impair certain long-lived assets of our Telecommunications segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Due to our lowered long-term outlook for this business, we determined that an event of impairment, as defined by SFAS 144, had occurred in that business, which further required us to test this asset group for impairment. We assess recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We estimated the fair value of the long-lived assets for this business using a discounted expected cash flow approach as a measure of fair value. As a result of our impairment evaluation, we recorded an impairment charge to write-down the asset group to its estimated fair value.

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
  Other businesses: We recorded net credits of $42 million, primarily for gains on the sale of assets Corning Asahi Video Products (CAV) sold to a third party in China. This represented proceeds in excess of assumed salvage values for assets previously impaired. This represented the substantial completion of the sale of CAV’s assets.

     Assets to be held and used

In 2004, due to our decision to permanently abandon certain assets and lower our long-term outlook for the Telecommunications segment in 2004, we determined that an event of impairment had occurred in our Telecommunications segment which required us to test the segment’s long-lived assets other than goodwill for impairment. As a result of this impairment evaluation, we recorded a $24 million impairment charge in the third quarter of 2004 to write-down certain assets to fair value.

     Other Credits

     2005 Reversal of Currency Translation Adjustment

In 2003, Corning sold its photonic business operations to Avanex. The photonics business was the sole operation of Corning O.T.I. S.r.l. (OTI), a wholly-owned Italian subsidiary of Corning, whose results were included in Corning’s Telecommunications segment. Subsequent to the sale of the operating assets of OTI to Avanex, Corning began liquidating OTI. In October 2005, the assets of OTI were determined to be substantially liquidated. As a result of the substantial liquidation, OTI’s cumulative translation account was reversed, resulting in a gain of $84 million in the fourth quarter.

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

     Impairment of Available for Sale Securities

     2005 Impairment Charge

In 2005, we recorded impairment charges of $25 million for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its adjusted cost basis. Our investment in Avanex was accounted for as an available-for-sale security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). In the fourth quarter of 2005, we completed the sale of our shares of Avanex.

     Restructuring Actions

     2005 Restructuring Actions

Corning recorded net restructuring charges of $15 million in 2005 which included the following:

  A charge of $30 million comprising severance costs for a restructuring plan in the Telecommunications segment to continue to reduce costs in this segment.
  Net credits to prior year restructuring plans totaling $15 million primarily for revisions to plans related to the shutdown of Corning Asahi Video Products and to our specialty materials business.

Legal Settlement - Asbestos

On March 28, 2003, we announced that we had reached agreement with the representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the Pittsburgh Corning Corporation (PCC) plan of reorganization (the PCC Plan). This settlement remains subject to a number of contingencies, including approval by the Bankruptcy Court. If the PCC Plan is approved and becomes effective, our settlement will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), and contribute 25 million shares of Corning common stock. The common stock and other components of the settlement will be marked-to-market each quarter until the PCC Plan is approved, thus resulting in adjustments to income and the settlement liability as appropriate. Corning will also make cash payments of $140 million (net present value of $131 million at March 2003) in six installments beginning one year after the plan is effective. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement. Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the PCC Plan were held in the Bankruptcy Court in May 2004. In February 2006, the Bankruptcy Court requested that the PCC Plan proponents delete references to Section 105(a) of the Bankruptcy Code and resubmit the PCC Plan. The final round of oral argument was held on July 21, 2006. On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the PCC Plan for reasons set out in a memorandum opinion. Several parties, including Corning, have filed motions for reconsideration, which are scheduled for a hearing before the Bankruptcy Court on March 5, 2007. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the PCC Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning’s financial statements is remote.

The following summarizes the charges and gains we have recorded for the asbestos settlement (in millions):

	For the years ended December 31,
	2006	2005	2004	2003
Initial settlement charge				$392
Fair market value adjustment for other components	$22	$21	$32	28
Mark-to-market common stock	(24)	197	33	115
Asbestos settlement	$(2)	$218	$65	$535

See Legal Proceedings for additional information about this matter.

Income (Loss) From Continuing Operations Before Income Taxes

In addition to the items identified under Gross Margin, Restructuring, Impairment and Other Charges and (Credits) and Asbestos Settlement, we retired a significant amount of our outstanding debentures during 2006, 2005 and 2004, that resulted in losses of $11 million, $16 million, and $36 million, respectively.

Movements in currency exchange rates negatively impacted income (loss) from continuing operations in 2006 and 2005 when compared to the respective previous years.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax (benefit) rates were as follows (in millions):

	For the years ended December 31,
	2006	2005	2004
Provision for income taxes	$55	$578	$1,084
Effective income tax rate	5.7%	103.4%	67.6%

The effective income tax rate for 2006 differed from the U.S. statutory rate of 35% primarily due to the following items:

  The impact of not recording tax expense on income generated in the U.S.;
  The release of valuation allowances on all Australian deferred tax assets and on a portion of our deferred tax assets in Germany; and
  The benefit of tax holidays in foreign jurisdictions.

In 2004 and 2005 we recorded valuation allowances against our entire U.S. deferred tax assets because we incurred significant losses in the U.S. in recent years. As a result, our tax provision in these years has included only the net tax expense attributable to certain foreign operations. While we did generate income from continuing operations in the U.S. in 2006, such income was largely offset by tax adjustments not reflected in our continuing operations. In the absence of an appropriate level of overall profitability in the U.S., we did not record tax expense on income from continuing operations in the U.S. in 2006, resulting in a reduction in our effective tax rate of 14.2%.

In 2004, we also recorded valuation allowances against most of our foreign deferred tax assets. In 2006, due to sustained profitability and positive earnings projections in both Australia and at certain of our German operations, we have concluded that it is more likely than not that the underlying tax benefits are realizable and released valuation allowances, resulting in a reduction in our effective tax rate of 8.7%.

Certain foreign subsidiaries in China, South Africa and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in years (2006 to 2010) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 10.1%, 8.9%, and 1.2% for 2006, 2005, and 2004, respectively.

In addition to the aforementioned benefit of tax holidays, the effective income tax rate for:

  2005 differed from the U.S. statutory rate of 35% primarily due to tax expense of $525 million to increase Corning’s valuation allowance.
  2004 differed from the U.S. statutory rate of 35% primarily due to establishing a valuation allowance against certain domestic (U.S. federal, state and local) and foreign deferred tax assets, and the write-off of nondeductible goodwill.

In 2004, significant events occurred which required us to increase our valuation allowances against certain U.S. and German deferred tax assets resulting in an increase in our effective tax rate of 78.9%. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) for additional information on these events and the related charges. At that time, we believed that it was more likely than not that we could realize the remaining net U.S. deferred tax assets of approximately $525 million through a tax planning strategy involving the sale of our investment in Dow Corning, a non-strategic appreciated asset, if we were faced with expiring net operating loss carryforwards.

During 2005, Dow Corning’s performance was much stronger than expected and Dow Corning resumed paying a dividend; both of which are expected to continue in the future. Due to this improved performance, we concluded that Dow Corning provides strong financial, geographic and market balance to Corning’s portfolio of businesses, the profitability of which has become more concentrated due to the success of the display operating segment. As a result, we considered Dow Corning to be a strategic investment and could no longer assert that a potential tax planning strategy involving the sale of Dow Corning would be prudent, as required by SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Therefore, we no longer believed, in the fourth quarter of 2005, that it was more likely than not that we would realize the remaining net deferred tax assets. Accordingly, we increased our valuation allowance by $525 million to fully reserve our net U.S. deferred tax assets in the fourth quarter of 2005, which increased our effective tax rate by 94%.

During the third quarter of 2005, Corning filed its 2004 consolidated U.S. Federal income tax return, which included a $3.9 billion worthless stock deduction for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition. This acquisition was completed in December 2000 and was substantially impaired in the second quarter of 2001. Prior to the third quarter of 2005, we did not record a deferred tax asset for this item as the ultimate realization of such deduction was uncertain, and consistent with the requirements of SFAS No. 5, “Accounting for Contingencies,” recognition of an asset prior to the time management determines the realization of the asset is probable is prohibited. On September 2, 2005, Corning and the Commissioner of the IRS entered into a closing agreement under section 7121 of the Internal Revenue Code of 1986 which provides that Corning is entitled to this worthless stock deduction. We recorded a $1.5 billion deferred tax asset for this item in the third quarter, which was concurrently offset by a valuation allowance of an equal amount due to our inability to record tax benefits for U.S. net operating losses. The net result had no impact of our effective tax rate for 2005.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity earnings of affiliated companies, net of impairments (in millions):

	2006	2005	2004
Samsung Corning Precision	$555	$408	$277
Dow Corning	334	253	116
Samsung Corning		(112)	32
All other	71	62	29
Total equity earnings	$960	$611	$454

The 2006 and 2005 increases in equity earnings of affiliated companies, net of impairments, are primarily due to strong sales and earnings performance at Samsung Corning Precision and at Dow Corning.

In addition to the above, equity in earnings of affiliated companies, net of impairments, included the following restructuring and impairment charges and other credits:

  In 2006, Dow Corning reached settlement with the IRS regarding liabilities for tax years 1992 to 2003. Equity earnings reflected a $33 million gain as a result of the settlement which resolved all Federal tax issues related to Dow Corning’s implant settlement.
  In 2006, Samsung Corning recorded the following items which increased Corning’s equity earnings by $2 million, net: a gain on the sale of land which increased Corning’s equity earnings by $61 million; an impairment charge on certain long-lived assets which reduced Corning’s equity earnings by $46 million; and the establishment of a valuation allowance for certain deferred tax assets which reduced Corning’s equity earnings by $13 million.
  In 2005, Samsung Corning incurred impairment and other charges as a result of a decline in the projected operating results for its cathode ray tube (CRT) glass business. The charge, which included certain manufacturing assets and severance and exit costs, reduced Corning’s equity earnings by $106 million in the third quarter.
  In 2005, Dow Corning recorded a gain on the issuance of subsidiary stock. Corning’s equity earnings included $11 million related to this gain.
  In 2004, Corning incurred charges of $35 million to impaire quity method investments in the Telecommunications segment to their estimated fair value.
  In 2004, Dow Corning recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Corning’s equity earnings included $21 million related to these charges.

In 2003, 2005, and 2006, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur and Samsung Corning’s long-term financial viability may come into question. These events could result in Corning incurring an impairment of its investment in Samsung Corning. Corning management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning’s investment in Samsung Corning was $254 million at December 31, 2006.

Income (Loss) From Continuing Operations

As a result of the items discussed above, the income (loss) from continuing operations and per share data was as follows (in millions, except per share amounts):

	For the years ended December 31,
	2006	2005	2004
Income (loss) from continuing operations	$1,855	$585	$(2,251)
Basic earnings (loss) per common share from continuing operations	$1.20	$0.40	$(1.62)
Diluted earnings (loss) per common share from continuing
operations	$1.16	$0.38	$(1.62)
Shares used in computing basic per share amounts	1,550	1,464	1,386
Shares used in computing diluted per share amounts	1,594	1,535	1,386

RESULTS OF DISCONTINUED OPERATIONS

In the third quarter of 2004, Corning and 3M reached a final settlement agreement for funds held in escrow associated with the 2002 sale of Corning’s precision lens business to 3M. As a result, we recognized a $20 million gain upon receipt of the proceeds in 2004.

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

  Display Technologies – manufactures liquid crystal display glass for flat panel displays;
  Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the worldwide telecommunications industry;
  Environmental Technologies – manufactures ceramic substrates and filters for automobile and diesel applications; and
  Life Sciences – manufactures glass and plastic consumables for scientific applications.

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

On January 1, 2006, Corning changed its measurement of segment profit or loss as follows:

  We removed the net impact of financing costs, such as interest expense on debt instruments and interest costs associated with benefit plans, from reportable segments and included these amounts in Corporate unallocated expense.
  We changed the allocation method for taxes to more closely reflect the Company’s current tax position.
  We removed the impact of non-cash stock compensation expense from reportable segments and included this amount in Corporate unallocated expense.

  We removed the allocation of exploratory research, development and engineering expense from reportable segments and included these amounts in Corporate unallocated expense.
  We changed certain other allocation methods for corporate functions.

The following discussion reflects segment information that has been revised to reflect the changes to segment performance measurement as described above.

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (dollars in millions):

				% Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Net sales	$2,133	$1,742	$1,113	22	57
Income before equity earnings	$1,052	$823	$429	28	92
Equity earnings of affiliated companies	$565	$416	$288	36	44
Net income	$1,617	$1,239	$717	31	73

2006 vs. 2005

The net sales increase for 2006 continues to reflect overall LCD glass market growth. During 2006, glass substrate volumes (measured in square feet of glass sold) increased 52% compared with 2005, driven by increased LCD monitor and TV market penetration, demand for larger-size substrates (generation 5 and above), and continued strong demand for glass for notebook computers. Sales of large-size glass substrates, which carry a slightly higher selling price per square foot, accounted for 82% of 2006 sales volumes compared to 69% in 2005. The growth in volume was partially offset by declines in weighted average selling prices of approximately 16%. Sales of the Display Technologies segment are denominated primarily in the Japanese yen. Movements in the U.S. dollar – Japanese yen exchange rate negatively impacted 2006 sales by approximately $122 million (or 7%) when compared with 2005.

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

For 2006, the increase in income before equity earnings was primarily the result of higher volumes as described above and manufacturing cost reductions, offset somewhat by lower prices and the impact of exchange rates. Movements in currency exchange rates negatively impacted 2006 income before equity earnings by approximately 5% when compared with 2005.

The increase in our equity earnings, primarily from Samsung Corning Precision, was largely driven by the same market factors identified for our wholly owned business except that the impact of the panel maker inventory build in Korea in the second quarter of 2006 was not as significant. In 2006, Samsung Corning Precision’s earnings were negatively impacted by approximately 8% from movements in exchange rates compared to 2005. Equity earnings from Samsung Corning Precision are susceptible to movements in the U.S. dollar–Japanese yen and U.S. dollar–Korean won exchange rates.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. On October 1, 2006, AU Optronics Corporation (AUO), a customer of the Display Technologies segment, completed its previously announced merger with Quanta Display Inc. (QDI), another customer of Corning’s Display Technologies segment. In addition, through two subsequent transactions, AUO now holds a 49% equity stake in Toppan CFI, a subsidiary of Toppan Printing Co., Ltd., also a customer of the Display Technologies segment. As a result of these transactions, AUO, QDI, and Toppan CFI are considered to be a single customer reported as AUO. For 2006, AUO (including QDI and Toppan CFI), Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 64% of total segment sales when combined.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. In 2006, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd. accounted for approximately 92% of total Samsung Corning Precision sales.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment agreed to supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. In 2006, Corning received $171 million of customer deposits and issued $126 million in credit memoranda. Refer to Note 11 (Other Liabilities) to the consolidated financial statements for additional information.

In the event the customers do not make all customer deposit installment payments or elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of the customer deposits. In the ordinary course of business, Corning will continue to negotiate multi-year supply agreements with its large customers where feasible but we believe it is unlikely that we will negotiate agreements that require additional deposits.

Corning is investing heavily to expand capacity to meet increasing demand for LCD glass substrates. In 2006, capital spending was $829 million and is expected to be approximately $700 million in 2007. Capital spending in 2007 will be used primarily to expand manufacturing facilities in Taichung, Taiwan and Shizuoka, Japan.

2005 vs. 2004

The 2005 sales increase reflected the overall growth of the LCD glass substrate market. During 2005, glass substrate volumes increased approximately 64% compared with 2004. For 2005, large-size glass substrates accounted for 69% of total sales volumes, compared to 46% in 2004. Movements in the U.S. dollar – Japanese yen exchange rate did not have a significant impact on the comparability of sales.

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

Outlook:
We expect to see a continuation of the overall industry growth and the trend toward large size substrates driven by increased end market demand for LCD televisions. We anticipate the volume growth in the LCD glass market to be in the mid-30% range in 2007. The expected market volume growth, measured in square feet, for the year should be equal to or greater than the volume growth in the market in 2006. Corning’s LCD glass volume is expected to grow at the upper end of this range, while Samsung Corning Precision’s volume growth may be slightly lower. Growth rates by region for the industry generally, and thus for Corning’s wholly owned business and Samsung Corning Precision, may be different based on market dynamics.

We believe prices will decline in 2007 but not to the extent that we experienced in 2006. We also expect to be able to reduce our manufacturing costs to address the impact of price declines. We expect price declines of 1-2% in the first quarter of 2007 when compared to the fourth quarter of 2006.

As glass for LCD television becomes a higher percentage of total LCD glass demand, we anticipate that our business will become more seasonal. We currently anticipate that glass volume will decline 10-15% in the first quarter from the seasonally strong fourth quarter of 2006 and that sales and earnings in this segment will be more concentrated in the second half of 2007 than in prior years.

Although we believe that end market demand for LCD televisions, monitors and notebooks remains strong, we are cautious about the potential negative impact that economic conditions and political tensions could have on consumer demand. There is no assurance that the end-market rates of growth will continue at the rates experienced in recent years, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes; prices; or other factors may lead to pauses in market growth. Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (dollars in millions):

				% Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Net sales:
Optical fiber and cable	$877	$834	$755	5	10
Hardware and equipment	852	789	784	8	1
Total net sales	$1,729	$1,623	$1,539	7	5
Net income (loss)	$7	$68	$(1,874)	(90)	(104)

2006 vs. 2005

Increases in Telecommunications segment net sales were driven by improved sales in North America, Europe and China. The increase was driven by a broader recovery in the Telecommunications industry, including greater deployment of fiber-to-the premises products and growth in the private network market. The volume increase was offset somewhat by continued price declines when compared to 2005. Movements in foreign exchange rates which can affect this segment’s net sales, primarily the Euro and Japanese yen, did not have a significant impact on sales in 2006 when compared to the previous year.

Effective April 1, 2006, ACS, an equity company affiliate, assumed responsibility for optical cable and hardware and equipment sales in Japan. As a result, sales in 2006 were negatively impacted as ACS, which is accounted for under the equity method, began to sell into the Japanese market. Sales of optical cable and hardware and equipment in Japan, which are now recorded by an equity affiliate, were $75 million in 2005 and $23 million in the first quarter of 2006.

In 2006, we recorded an asset held for use impairment charge of $44 million to impair certain long-lived assets of our cabling business in accordance with SFAS 144. Due to our lowered long-term outlook for this business, we determined that an event of impairment, as defined by SFAS 144, had occurred, which further required us to test this asset group for impairment. We assess recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We estimated the fair value of the long-lived assets for this business using the expected cash flows discounted cash flow approach as a measure of fair value associated with these assets. As a result of our impairment evaluation, we recorded an impairment charge to write-down the asset group to its estimated fair value.

For the Telecommunications segment, net income in 2006 and 2005 was impacted by restructuring, impairment, and other charges and credits. In 2006, we recorded an after-tax impairment charge of $44 million, described above. In 2005, we recorded net after-tax credits of $47 million. Refer to Results of Continuing Operations for a discussion of these charges. The decline in net income for this segment in 2006 when compared to 2005 was primarily the result of the 2006 impairment charge described above and the absence of net after-tax credits of $47 million that were recorded in 2005. Movements in exchange rates did not significantly impact the results for this operating segment.

The Telecommunications segment has a concentrated customer base. In 2006, two customers of the Telecommunications segment, which individually accounted for more than 10% of total segment net sales, accounted for 25% of total segment sales when combined.

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

For the Telecommunications segment, net income in 2005 and the net loss in 2004 were impacted by restructuring, impairment, and other charges and credits. In 2005, we recorded net after-tax credits of $47 million related to these items and in 2004, we recorded after-tax charges of $1,798 million. Refer to Results of Continuing Operations for a detailed discussion of these charges.

Outlook:
For the Telecommunications segment, we expect sales and earnings to increase in 2007, reflecting a broader-based increase in demand than in the last two years. However, sales will still be impacted by the seasonal buying patterns of our largest customer. Changes in our customer’s expected deployment plan, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect the sales level. Should these plans not occur at the pace anticipated, our sales and earnings would be adversely affected.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies segment (dollars in millions):

				% Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Net sales:
Automotive	$451	$482	$479	(6)	1
Diesel	164	98	69	67	42
Total net sales	$615	$580	$548	6	6
Net income	$7	$15	$21	(53)	(29)

2006 vs. 2005

Sales of this segment in 2006 were somewhat higher than last year due to improvements in Diesel products sales, primarily for light-duty diesel vehicle applications. However, we also experienced a decline in automotive product sales due to lower volumes. As end customers shift demand toward smaller, more energy efficient vehicles, demand for larger automobiles has declined. This shift in demand has caused our automotive substrate volumes to decline because our market share is relatively higher for manufacturers of larger vehicles. In addition, volumes have been negatively impacted because smaller vehicles require proportionately smaller substrates. Movements in exchange rates did not have a significant impact on sales for this segment.

The decrease in net income in 2006 versus 2005 was due primarily to increased research, development, and engineering spending in preparation for the growth in sales of heavy duty and light duty diesel products.

2005 vs. 2004

The 2005 increase in net sales was the result of continued growth in diesel products sales. For automotive products, sales in 2005 were flat when compared to prior year. The 2005 decrease in net income compared to 2004 resulted primarily from increased operating expenses primarily to support our emerging diesel products. Movements in exchange rates did not significantly impact net sales or net income of this segment in 2005 when compared to 2004.

The Environmental Technologies segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. In 2006, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 72% of total segment sales.

Outlook:
We expect both sales and earnings improvements in the Environmental Technologies segment in 2007. Automotive substrate sales are expected to remain even with 2006 levels. Diesel products sales are expected to increase more than 60% in 2007 as regulations that require heavy duty diesel filters such as ours to meet tighter emission standards became effective in the U.S. on January 1, 2007. Segment profitability is expected to increase due to higher diesel volumes and manufacturing cost reductions. Changes in automotive production could adversely impact sales and net income of this segment.

Life Sciences

The following table provides net sales and other data for the Life Sciences segment (dollars in millions):

				% Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Net sales	$287	$282	$304	2	(7)
Net (loss) income	$(17)	$(4)	$16	325	(125)

2006 vs. 2005

Net sales of the Life Sciences segment were up slightly in 2006 when compared to 2005 due to increased prices offset by volume declines in the U.S. Movements in foreign exchange rates did not have a significant impact on the comparability of sales.

The segment continues to operate at a loss due to significant research, development, and engineering spending related to the Epic® System, a high-throughput label-free screening platform based on optical biosensor technology, which had its market launch in 2006. The segment loss also includes $5 million of severance, curtailment, and asset impairment costs related to the shutdown of a facility in the United Kingdom.

In the Life Sciences segment, one customer accounted for approximately 43% of this segment’s net sales in 2006.

2005 vs. 2004

The decrease in net sales in 2005 when compared to 2004 was due to volume decreases as a result of a change in our distribution channel that was made in early 2005. Prior to 2005, approximately 56% of the Life Sciences segment sales were to two distributors, who in turn sold to end-users such as pharmaceutical and biotechnology companies, government entities, academic institutions and other research facilities. As a result of a change in business strategy by one of the distributors, Corning did not renew the distribution agreement. Approximately 30% of Life Sciences 2004 sales were made through this distributor. As expected, the change had a negative impact on sales volumes in 2005.

The net loss in 2005 was due to lower sales and higher operating expenses to implement the change in distribution channels and to support new product development efforts. Movement in foreign exchange rates did not have a significant impact on the comparability of this segment’s net sales or net income for 2005 and 2004.

Outlook:
Sales for 2007 are expected to increase slightly over 2006. We expect a lower net loss for 2007 as a result of higher sales and the absence of severance and curtailment charges.

Unallocated and Other

The following table provides net sales and other data (dollars in millions):

				% Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Other businesses net sales	$410	$352	$350	16	1
Net income (loss)	$47	$(66)	$50	(171)	(232)

Unallocated and Other includes all other operating segments that do not meet the quantitative threshold for separate reporting.

Sales in this segment for 2006 were higher than last year due to increased sales in the Specialty Materials business. Net income for 2006 and net loss for 2005 reflected the impact of impairment and other charges and credits recorded by Samsung Corning Co. Ltd. In 2006 and 2005, Corning’s share of these items was a credit of $2 million and a charge of $106 million, respectively. Refer to Note 8 (Investments) to the consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

During 2006, we had a number of significant financing transactions as follows:

  We redeemed the entire $125 million principal amount of our 8.3% medium-term notes due April 4, 2025, which, at the redemption date, had a book value of $129 million.
  We redeemed $119 million of our 6.25% Euro notes due February 18, 2010. We recognized a loss of $8 million upon the early redemption of these notes.
  We repurchased $96 million principal amount of our 6.3% notes due March 1, 2009. We recognized a loss of $3 million upon the repurchase of these notes.
  We issued $250 million of 7.25% senior unsecured notes for net proceeds of approximately $246 million for general corporate purposes and in support of an objective to extend the timing of future debt maturities.
  Although the notes mature on August 15, 2036, we can redeem or repurchase them at any time.

Refer to Note 12 (Debt) to the consolidated financial statements for further information.

In November 2006, we amended our revolving credit facility so that it now provides us access to a $1.1 billion unsecured multi-currency revolving line of credit through March 2011. The facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2006, we were in compliance with both financial covenants.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Customer deposits have been or will be received in the following periods (in millions):

			Estimated
	2005	2006	2007	Total
Customer deposits received	$457	$171	$105	$733

In 2006 and 2005, we issued $126 million and $29 million, respectively, in credit memoranda. These credit amounts are not included in the above amounts and were applied against customer receivables.

In 2007, we expect to issue credits in the range of $250 million to $300 million.

Capital Spending

Capital spending totaled $1.2 billion, $1.6 billion and $857 million in 2006, 2005, and 2004, respectively. Capital spending activity in all three years primarily included expansion of LCD glass capacity in the Display Technologies segment and new capacity for diesel products in the Environmental Technologies segment. Our 2007 capital spending program is expected to be in the range of $1.1 billion to $1.2 billion, with approximately $700 million used to expand manufacturing capacity for LCD glass substrates in the Display Technologies segment. Additionally, approximately $100 million will be directed toward our Environmental Technologies segment to support the emerging diesel emissions control products.

Restructuring

During 2006, 2005, and 2004, we made payments of $15 million, $25 million, and $85 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Cash payments for employee-related costs will be substantially completed by the end of 2007, while payments for exit activities will be substantially completed by the end of 2010.

Key Balance Sheet Data

At December 31, 2006, cash, cash equivalents and short-term investments totaled $3.2 billion, compared with $2.4 billion at December 31, 2005. The increase from December 31, 2005, was primarily due to operating cash flows of $1.8 billion.

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of December 31,
	2006	2005
Working capital	$2,479	$1,490
Working capital, excluding cash, cash equivalents, and short-term investments	$(688)	$(944)
Current ratio	2.1:1	1.6:1
Trade accounts receivable, net of allowances	$746	$629
Days sales outstanding	48	49
Inventories	$639	$570
Inventory turns	4.6	4.7
Days payable outstanding	81	89
Long-term debt	$1,696	$1,789
Total debt to total capital	19%	25%

Credit Ratings

As of February 26, 2007, our credit ratings were as follows:

	Rating	Outlook
RATING AGENCY	Long-Term Debt	Last Update
Fitch	BBB	Stable
April 26, 2006
Standard & Poor’s	BBB	Stable
April 10, 2006
Moody’s	Baa2	Stable
July 17, 2006

Management Assessment of Liquidity

Our major source of funding for 2007 and beyond will be our operating cash flow, our existing balances of cash, cash equivalents and short term investments, and proceeds from the exercise of employee stock options. From time to time, we may issue debt securities to refinance debt securities maturing in the next few years. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures, and scheduled debt repayments. Due to the significant increase in cash, cash equivalents and short term investments over the past few years, during 2007 we will evaluate further reductions in our long-term debt, share repurchases, and dividends.

Off Balance Sheet Arrangements

Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which Corning has an obligation to the entity is not recorded in our consolidated financial statements.

Corning’s off balance sheet arrangements include the following:

  guarantee contracts that require applying the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and
  variable interests held in certain unconsolidated entities.

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

Refer to Note 14 (Commitments, Contingencies, and Guarantees) to the consolidated financial statements for additional information.

Corning leases certain transportation equipment from three Trusts that qualify as variable interest entities under FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN 46R). The sole purpose of these entities is to lease transportation equipment to Corning.

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by FIN 46R. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.

Corning is the primary beneficiary of one of the three entities, and as required by FIN 46R the financial statements of the entity are included in Corning’s consolidated financial statements. Corning is not the primary beneficiary of two of the three variable interest entities and as such, FIN 46R does not require Corning to include them in it’s consolidated financial statements.

Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements for additional information.

Corning does not have retained interest in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

In the reporting year 2005 and prior to adopting SFAS 123(R), Corning had employee compensation awards (stock options) that were excluded from the balance sheet. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), requires all derivative instruments to be recorded on the balance sheet at fair market value. Paragraph 11(a) of SFAS No. 133provides an exception to this requirement for contracts that are indexed to an entity’s own stock and classified in the shareholders’ equity section of the consolidated financial statements. Therefore, prior to adopting SFAS 123(R), employee stock option awards were excluded from the balance sheet because they met the paragraph 11(a) criteria. In 2006, those options are recorded in the equity section of the consolidated balance sheet. In 2005 and in the first quarter of 2006, we had other non-employee contracts that did not meet the criteria in paragraph 11(a). Those contracts were considered derivative instruments and were accounted for as such in the respective reporting periods.

Contractual Obligations

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency
		expiration per period
		Less than	1 to 2	2 to 3	3 to 4	5 years and
	Total	1 year	years	years	years	thereafter
Performance bonds and guarantees	$70	$14	$5	$1	$1	$49
Credit facilities for equity companies	177			16		161
Stand-by letters of credit (1)	73	63	10
Loan guarantees	14	1				13
Subtotal of commitment expirations per period	$334	$78	$15	$17	$1	$223
Purchase obligations	161	74	30	26	22	9
Capital expenditure obligations (2)	261	261
Total debt (3)	1,707	20	20	72	297	1,298
Minimum rental commitments	286	62	66	28	24	106
Interest on long-term debt (4)	1,390	106	105	103	101	975
Subtotal of contractual obligation payments due
by period	$3,805	$523	$221	$229	$444	$2,388
Total commitments and contingencies	$4,139	$601	$236	$246	$445	$2,611

(1)	At December 31, 2006, $35 million of the $73 million was included in other accrued liabilities on our consolidated balance sheets.

(2)	Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.

(3)	At December 31, 2006, $1,716 million was included on our balance sheet. Amounts above are stated at their maturity value.

(4)	The estimate of interest payments assumes interest is paid through the date of maturity/expiration of the related debt, based upon stated rates in the respective debt instruments.

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

Pensions

We have a number of defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning’s U.S. qualified plan. At December 31, 2006, this plan accounted for 79% of our consolidated defined benefit pension plans’ projected benefit obligation and 90% of the related plans’ assets.

At December 31, 2004, the accumulated benefit obligation (ABO) for our domestic qualified and non-qualified plans and several international plans exceeded the fair value of related plan assets, requiring Corning to record an additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). However, in 2005, due primarily to contributions of Corning stock to the domestic qualified pension plan, the fair value of this plan’s assets at December 31, 2005 exceeded the ABO and, accordingly, Corning eliminated this plan’s minimum pension liability.

At December 31, 2006, Corning adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the changes occur. The impact of adopting SFAS 158 resulted in a reduction to stockholders’ equity of $669 million after tax. Dow Corning’s adoption of this standard resulted in a reduction to our investment in Dow Corning and a decrease to stockholders’ equity of $94 million after tax.

Refer to Note 13 (Employee Retirement Plans) to the consolidated financial statements for additional information.

We have traditionally contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until at least 2008. For 2006, we did not make any contributions to our pension plans. For 2005, we issued and contributed 10 million shares of Corning common stock with a value of approximately $199 million to our domestic pension plan. We anticipate making voluntary cash contributions of approximately $100 million to our domestic and international pension plans in 2007.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2006 and 2005, we had accrued approximately $16 million (undiscounted) and $13 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein. The estimates, including future projections of performance and relevant discount rates, that required us to make difficult, subjective or complex judgments follow.

Impairment of goodwill

SFAS 142 requires us to make certain difficult, subjective, and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units.

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

Telecommunications

Results for the Telecommunications segment in 2006 were moderate, as pricing in the telecommunications industry continues to decline. We expect the worldwide telecommunications industry market to remain stable, fiber volumes to increase modestly, and pricing pressures to continue.

The results of our impairment tests in 2006 indicated that the fair value of the reporting unit exceeded its book value. A discount rate of 13% was used in both 2005 to 2006. Our conclusion would not have changed had we used a discount rate of 12.5% or 13.5%.

Specialty Materials

The results of our impairment tests in 2006 indicated that the fair value of the reporting unit exceeded its book value. A discount rate of 12% was used in 2006 and 13% was used in 2005. We determined a range of discount rates between 11.5% and 13.5% would not have affected our conclusion.

Impairment of assets held for use

SFAS 144 requires us to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. We must exercise judgment in assessing whether an event of impairment has occurred. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In certain circumstances, we concluded that locations or businesses which share production along the supply chain must be combined in order to appropriately identify cash flows that are largely independent of the cash flows of other assets and liabilities.

Once it has been determined that an impairment has occurred, an impairment assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the impaired assets to be held and used. This may require judgment in estimating future cash flows and relevant discount rates and terminal values in estimating the current fair value of the impaired assets to be held and used.

Restructuring charges and impairments resulting from restructuring actions

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires us to assess whether and when a restructuring event has occurred and in which periods charges related to such events should be recognized. We must estimate costs of plans to restructure including, for example, employee termination costs. Restructuring charges require us to exercise judgment about the expected future of our businesses, of portions thereof, their profitability, cash flows and in certain instances eventual outcome. The judgment involved can be difficult, subjective and complex in a number of areas including assumptions and estimates used in estimating the future profitability and cash flows of our businesses.

Restructuring events often give rise to decisions to dispose of or abandon certain assets or asset groups which, as a result, require impairment in accordance with SFAS 144. SFAS 144 requires us to carry assets to be sold or abandoned at the lower of cost or fair value. We must exercise judgment in assessing the fair value of the assets to be sold or abandoned.

During 2004, we recorded write-downs of property, plant and equipment as a result of decisions to exit facilities, primarily in the Telecommunications segment. Assets impaired were primarily equipment, construction in progress and buildings, which were sold or abandoned. We used information available from recent auctions of telecommunications equipment to estimate salvage value when measuring impairment. The estimated salvage values were very low, primarily due to the depressed market for telecommunications related equipment. The salvage values of property impaired were also estimated to be minimal as certain facilities will be abandoned and not sold. It is possible that actual results will differ from assumptions and require adjustments to reserves.

Valuation allowances for deferred income taxes

SFAS 109, “Accounting for Income Taxes” requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. Inherent in this estimation process is the requirement for us to estimate future book taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results and the prudence and feasibility of possible tax planning strategies. It is possible that actual results will differ from assumptions and require adjustments to allowances. If we sustain an appropriate level of profitability, primarily in the U.S. and Germany, or if we are able to develop tax planning strategies, adjustments to current allowances will be required and may affect future net income. Refer to Note 7 (Income Taxes) to the consolidated financial statements.

Probability of litigation outcomes

SFAS No. 5, “Accounting for Contingencies,” (SFAS 5) requires us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law, and other case-specific issues. See Legal Proceedings for a discussion of the material litigation matters we face. The most significant matter involving judgment is the PCC asbestos liability. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending asbestos claims, our assessment of the strength of our corporate veil defenses, our continuing dialogue with our insurance carriers and the claimants’ representatives. We have reached a tentative plan of settlement on PCC as disclosed in Legal Proceedings and Note 8 (Investments) to the Consolidated Financial Statements. The settlement is subject to a number of contingencies, including approval by the bankruptcy court and resolution of any appeals. On December 21, 2006, the bankruptcy court denied confirmation of the PCC Plan of Reorganization due to the scope of the channeling injunction proposed of the two shareholders with respect to other asbestos claims not deriving directly from PCC’s products or operations. Several parties, including Corning, have moved for reconsideration of the ruling. We continue to exercise judgment in assessing the likelihood that reconsideration will lead to a revised ruling, or that an alternative plan of reorganization will emerge to address the claim deriving from PCC. It is possible that actual results will differ from assumptions and require adjustments to accruals.

Other possible liabilities

SFAS 5 and other similarly focused accounting literature require us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of certain matters, including certain tax planning matters and environmental matters, these judgments require us to consider events and actions that are outside our control in determining whether probable or possible liabilities require accrual or disclosure. It is possible that actual results will differ from assumptions and require adjustments to accruals.

Pension and other postretirement employee benefits (OPEB)

Pension and OPEB costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning’s pension and other postretirement obligations and future expense.

As of December 31, 2006, the Projected Benefit Obligation (PBO) for U.S. pension plans was $2,237 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Effect on
	Effect on 2007	December 31, 2006
Change in Assumption	Pre-Tax Pension Expense	PBO
25 basis point decrease in discount rate	+$5.4 million	+$63 million
25 basis point increase in discount rate	-$6.0 million	-$62 million
25 basis point decrease in expected return on assets	+$5.1 million
25 basis point increase in expected return on assets	-$5.1 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2006, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $85 million before tax, a 25 basis point increase in the discount rate would increase stockholders’ equity by $84 million. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:

	Effect on 2007	Effect on
	Pre-Tax OPEB	December 31, 2006
Change in Assumption	Expense	APBO
25 basis point decrease in discount rate	+$1 million	+$22 million
25 basis point increase in discount rate	-$1 million	-$22 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

Revenue Recognition

In certain instances, revenue recognition is based on estimates of fair value of deliverables as well as estimates of product returns, allowances, discounts, and other factors. These estimates are supported by historical data. While management believes that the estimates used are appropriate, differences in actual experience or changes in estimates may affect Corning’s future results.

Stock Compensation

Stock based compensation expense and disclosures are dependent on assumptions used in calculating such amounts. These assumptions include risk-free discount rates, expected term of the stock based compensation instrument granted, volatility of stock and option prices, expected time between grant date and date of exercise, attrition, performance, and other factors. These assumptions require us to exercise judgment. Our estimates of these assumptions typically are based upon our historical experience and currently available market place data. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning’s future stock based compensation expense and disclosures.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financials statements.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 10-Q, Forms 8-K, and related comments by management which are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global economic and political conditions;
-	tariffs, import duties and currency fluctuations;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	stock price fluctuations;
-	customer acceptance of LCD televisions;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation, Samsung Corning Precision, and Samsung Corning;
-	movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won; and
-	other risks detailed in Corning’s SEC filings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rates have the following effects:

  exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings, and exchange rate movements upon conversion of net assets and net income of foreign subsidiaries for which the functional currency is not the U.S. dollar, which impact our net equity.

Our most significant foreign currency exposure is the Japanese yen and to a much lesser extent the Korean won, the Taiwan dollar, and the Euro. We selectively enter into foreign exchange forward and option contracts with durations generally 15 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. These hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results. We also enter into foreign exchange forward contracts when situations arise where our foreign subsidiaries or Corning enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. We do not hold or issue derivative financial instruments for trading purposes. Corning uses derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges, along with foreign currency gains and losses arising from the underlying monetary assets or liabilities, are recorded in current period earnings in the other income, net component in the consolidated statement of operations.

Equity in earnings of affiliated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of affiliated companies, net of impairments was $960 million in 2006 and $611 million in 2005 with foreign-based affiliates comprising over 65% of this amount in 2006. Equity earnings from Samsung Corning and Samsung Corning Precision totaled $555 million for 2006 and $296 million for 2005. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2006, we had open forward contracts, open option contracts, and foreign denominated debt with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2006. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $113 million. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $39 million.

As we derive approximately 70% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and Euro. Our outlooks included in Management’s Discussion and Analysis assume exchange rates during 2007 remain constant at January 2007 levels. A plus or minus 10 point movement in the U.S. dollar - Japanese yen exchange rate would result in a change to 2006 net sales of approximately $200 million and net income of approximately $140 million. A plus or minus 10 point movement in the U.S. dollar - Euro exchange rate would result in a change to 2006 net sales of approximately $60 million but would have a negligible effect on net income.

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. Our policy prescribes that total variable rate debt will not exceed 35% of the total debt portfolio at anytime. At December 31, 2006, our consolidated debt portfolio contained less than 1% of variable rate instruments.

Item 8. Financial Statements and Supplementary Data

See Item 15 (a) 1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and adequate internal control over financial reporting for Corning. Management is also responsible for the assessment of the effectiveness of disclosure controls and procedures and the effectiveness of internal control over financial reporting.

Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Corning’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Corning’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Corning’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that Corning’s receipts and expenditures are being made only in accordance with authorizations of Corning’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Corning’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of Corning’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Refer to Part IV, Item 15.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

The section entitled “Nominees for Election as Directors” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 26, 2007, is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified at least one member of the Audit Committee as the Audit Committee Financial Expert. See sections entitled “Meetings and Committees of the Board” and “Corporate Governance Matters” in our definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 26, 2007, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 26, 2007, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the Code of Ethics for the Chief Executive Officer and Financial Executives and the Code of Conduct for Directors and Executive Officers which supplements the Code of Conduct governing all employees and directors that has been in existence for more than ten years. During 2006, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at www.corning.com/inside_corning/corporate_ governance/downloads.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The sections entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Directors Compensation” in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 26, 2007, are incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners” in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 26, 2007, are incorporated by reference in this Annual Report on Form 10-K. The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2006 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The section entitled “Other Matters - Certain Business Relationships,” “Other Matters – Related Party Policy and Procedures,” and “Corporate Governance Matters” in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 26, 2007, is incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The sections entitled “Independent Auditors – Fees Paid to Independent Auditors” and “Independent Auditors – Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Auditors” in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 26, 2007, is incorporated by reference in this Annual Report on Form 10-K.

In January 2006, our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), notified the Audit Committee of Corning’s Board of Directors (the “Audit Committee”) that certain non-audit work performed by its network firms in Europe and China raised questions regarding PwC’s independence with respect to its role as Corning’s independent auditor.

Based upon PwC’s disclosure, Corning evaluated PwC’s non-audit services provided to Corning during the relevant time periods and did not identify any additional non-audit services that may have compromised PwC’s independence for purposes herein. Corning and PwC continue to evaluate and review processes relevant to the maintenance of PwC’s independence.

At that time, PwC concluded that its objectivity and impartiality were unaffected by those services and therefore its independence had not been impaired. This conclusion was based upon the nature of services and the fact that none of its personnel who were involved in providing the tax services or remitting amounts on Corning’s behalf performed any audit or audit-related services for Corning. The Audit Committee discussed with PwC its independence from Corning and concurred with PwC’s assessment.

In January 2007, PwC issued its annual Independence Standards Board Standard No. 1 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning and concurred with PwC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Page
1.	Financial statements	59
2.	Financial Statement Schedule:
(i) Valuation Accounts and Reserves	116
See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

3 (i) 1	Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning’s Annual Report on Form 10-K for the year ended December 31, 2000).

3 (i) 2	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning’s Form 8-K filed on August 7, 2002).

3 (ii)1	Bylaws of Corning effective as of December 6, 2000 (Incorporated by reference to Exhibit 3(ii) of Corning’s Annual Report on Form 10-K for the year ended December 31, 2000).

3 (ii) 2	Amendment to Article III, Section 9, of Bylaws of Corning effective as of February 5, 2003 (Incorporated by reference to Exhibit 3(ii)2 of Corning’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

10.2	1998 Variable Compensation Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.3	1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.4	1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.5	2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

10.6	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.7	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.8	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.9	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, Peter F. Volanakis and Wendell P. Weeks (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed May 4, 2004).

10.10	Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed May 4, 2004).

10.11	Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed May 4, 2004).

10.12	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed May 4, 2004).

10.13	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.5 of Corning’s 10-Q filed May 4, 2004).

10.14	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning’s 10-Q filed May 4, 2004).

10.15	Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning’s 10-Q filed May 4, 2004).

10.16	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s 10-Q filed May 4, 2004).

10.17	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s 10-Q filed May 4, 2004).

10.18	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed October 28, 2004).

10.19	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed October 28, 2004).

10.20	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed October 28, 2004).

10.21	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed October 28, 2004).

10.22	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.23	Amended and Restated Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi UFJ, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; Deutsche Bank A.G. New York Branch Mizuho Corporate Bank, Ltd. and Standard Chartered Bank dated November 21, 2006 (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed November 27, 2006).

	10.24		Amended 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

	10.25		2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

	10.26		Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

	10.27		Corning Incorporated Amended 2002 Worldwide Employee Share Purchase Plan effective September 19, 2006.

	10.28		Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006.

	10.29		Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006.

	10.30		Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006.

	10.31		Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007.

	10.32		Director Compensation Arrangements effective February 7, 2007.

	12		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

	14		Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix H of Corning’s 2007 definitive Proxy Statement).

	21		Subsidiaries of the Registrant at December 31, 2006.

	23		Consent of Independent Registered Public Accounting Firm.

	24		Powers of Attorney.

	31.1		Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2		Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statements
Page
	1.	Financial Statements of Dow Corning Corporation for the years ended December 31, 2006, 2005 and 2004	118
	2.	Financial Statements of Samsung Corning Precision Glass Co., Ltd. for the years ended December 31, 2006, 2005 and 2004	160

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	President and Chief Executive Officer	February 27, 2007
	(Wendell P. Weeks)	and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

		Capacity	Date

	/s/ Wendell P. Weeks	President and Chief Executive Officer and Director	February 27, 2007
	(Wendell P. Weeks)	(Principal Executive Officer)

	/s/ James B. Flaws	Vice Chairman of the Board of Directors	February 27, 2007
	(James B. Flaws)	and Chief Financial Officer
(Principal Financial Officer)

	/s/ Jane D. Poulin	Chief Accounting Officer	February 27, 2007
	(Jane D. Poulin)	(Principal Accounting Officer)

	/s/ Katherine A. Asbeck	Senior Vice President, Finance	February 27, 2007
(Katherine A. Asbeck)

	*	Chairman of the Board of Directors	February 27, 2007
(James R. Houghton)

	*	Director	February 27, 2007
(John Seely Brown)

	*	Director	February 27, 2007
(Robert F. Cummings, Jr.)

	*	Director	February 27, 2007
(James B. Flaws)

	*	Director	February 27, 2007
(Gordon Gund)

	*	Director	February 27, 2007
(John M. Hennessy)

	*	Director	February 27, 2007
(Jeremy R. Knowles)

	*	Director	February 27, 2007
(James J. O’Connor)

	*	Director	February 27, 2007
(Deborah D. Rieman)

	*	Director	February 27, 2007
(H. Onno Ruding)

	*	Director	February 27, 2007
(Eugene C. Sit)

	*	Director	February 27, 2007
(William D. Smithburg)

	*	Director	February 27, 2007
(Hansel E. Tookes II)

	*	Director	February 27, 2007
(Peter F. Volanakis)

	*	Director	February 27, 2007
(Padmasree Warrior)

*By	/s/ William D. Eggers
(William D. Eggers, Attorney-in-fact)

Corning Incorporated
2006 Annual Report
Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

We have completed integrated audits of Corning Incorporated’s 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 13, and 18 to the consolidated financial statements the Company changed the manner in which it accounts for share-based compensation and employee benefit plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2007

Consolidated Statements of Operations	Corning Incorporated and Subsidiary Companies

	For the years ended December 31,
(In millions, except per share amounts)	2006	2005	2004
Net sales	$5,174	$4,579	$3,854
Cost of sales	2,891	2,595	2,439

Gross margin	2,283	1,984	1,415

Operating expenses:
Selling, general and administrative expenses	857	756	653
Research, development and engineering expenses	517	443	355
Amortization of purchased intangibles	11	13	38
Restructuring, impairment and other charges and (credits) (Note 3)	54	(38)	1,789
Asbestos settlement (Note 8)	(2)	218	65

Operating income (loss)	846	592	(1,485)

Interest income	118	61	25
Interest expense	(76)	(108)	(133)
Loss on repurchases and retirement of debt, net (Note 12)	(11)	(16)	(36)
Other income, net	84	30	25

Income (loss) from continuing operations before income taxes	961	559	(1,604)
Provision for income taxes (Note 7)	(55)	(578)	(1,084)

Income (loss) before minority interests and equity earnings	906	(19)	(2,688)
Minority interests	(11)	(7)	(17)
Equity in earnings of affiliated companies, net of impairments (Note 8)	960	611	454

Income (loss) from continuing operations	1,855	585	(2,251)
Income from discontinued operation (Note 2)			20

Net income (loss)	$1,855	$585	$(2,231)

Basic earnings (loss) per common share (Note 17):
Continuing operations	$1.20	$0.40	$(1.62)
Discontinued operation			0.01
Basic earnings (loss) per common share	$1.20	$0.40	$(1.61)

Diluted earnings (loss) per common share (Note 17):
Continuing operations	$1.16	$0.38	$(1.62)
Discontinued operation			0.01
Diluted earnings (loss) per common share	$1.16	$0.38	$(1.61)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2006	2005
Assets

Current assets:
Cash and cash equivalents	$1,157	$1,342
Short-term investments, at fair value	2,010	1,092
Total cash, cash equivalents and short-term investments	3,167	2,434
Trade accounts receivable, net of doubtful accounts and allowances - $21 and $24	746	629
Inventories (Note 6)	639	570
Deferred income taxes (Note 7)	47	44
Other current assets	199	183
Total current assets	4,798	3,860

Investments (Note 8)	2,522	1,729
Property, net of accumulated depreciation - $4,087 and $3,632 (Note 9)	5,193	4,675
Goodwill and other intangible assets, net (Note 10)	316	338
Deferred income taxes (Note 7)	114	10
Other assets	122	595

Total Assets	$13,065	$11,207

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (Note 12)	$20	$18
Accounts payable	631	690
Other accrued liabilities (Note 11)	1,668	1,662
Total current liabilities	2,319	2,370

Long-term debt (Note 12)	1,696	1,789
Postretirement benefits other than pensions (Note 13)	739	593
Other liabilities (Note 11)	1,020	925
Total liabilities	5,774	5,677

Commitments and contingencies (Note 14)
Minority interests	45	43
Shareholders’ equity (Note 16):
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion
Shares issued: 1,582 million and 1,552 million	791	776
Additional paid-in capital	12,008	11,548
Accumulated deficit	(4,992)	(6,847)
Treasury stock, at cost; Shares held: 17 million and 16 million	(201)	(168)
Accumulated other comprehensive (loss) income	(360)	178
Total shareholders’ equity	7,246	5,487

Total Liabilities and Shareholders’ Equity	$13,065	$11,207

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	For the years ended December 31,
(In millions)	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$1,855	$585	$(2,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	580	499	485
Amortization of purchased intangibles	11	13	38
Asbestos settlement	(2)	218	65
Gain on sale of discontinued operation			(20)
Restructuring, impairment and other charges and (credits)	54	(38)	1,789
Loss on repurchases and retirement of debt	11	16	36
Stock compensation charges	127	29	8
Undistributed earnings of affiliated companies	(597)	(310)	(314)
Deferred tax (benefit) provision	(101)	425	1,000
Interest expense on convertible debentures		(23)	4
Restructuring payments	(15)	(25)	(85)
Decrease in restricted cash		22	34
Customer deposits, net of credits issued	45	428	204
Employee benefit payments less than (in excess of) expense	27	34	(19)
Changes in certain working capital items:
Trade accounts receivable	(105)	(77)	(40)
Inventories	(65)	(62)	(68)
Other current assets	(10)	6	(7)
Accounts payable and other current liabilities, net of restructuring payments	(56)	113	143
Other, net	44	86	(13)
Net cash provided by operating activities	1,803	1,939	1,009

Cash Flows from Investing Activities:
Capital expenditures	(1,182)	(1,553)	(857)
Acquisitions of businesses, net of cash acquired	(16)
Net proceeds from sale of businesses			100
Net proceeds from sale or disposal of assets	12	18	49
Net increase in long-term investments and other long-term assets	(77)
Short-term investments - acquisitions	(2,894)	(1,668)	(1,685)
Short-term investments - liquidations	1,976	1,452	1,389
Other, net		39	12
Net cash used in investing activities	(2,181)	(1,712)	(992)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(14)	(451)	(115)
Proceeds from issuance of long-term debt, net	246	147	442
Retirements of long-term debt	(368)	(102)	(154)
Proceeds from issuance of common stock, net	26	365	42
Proceeds from the exercise of stock options	303	202	49
Other, net	(13)	(14)	1
Net cash provided by financing activities	180	147	265
Effect of exchange rate on cash	13	(41)	39
Net (decrease) increase in cash and cash equivalents	(185)	333	321
Cash and cash equivalents at beginning of year	1,342	1,009	688

Cash and cash equivalents at end of year	$1,157	$1,342	$1,009

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(In millions)

							Accumulated
	Series C		Additional				other	Total
	Preferred	Common	paid-in	Unearned	Accumulated	Treasury	comprehensive	shareholders’
	stock	stock	capital	compensation	deficit	stock	income (loss)	equity
Balance, December 31, 2003	$85	$701	$10,317	$(19)	$(5,201)	$(574)	$102	$5,411

Net loss					(2,231)			(2,231)
Foreign currency translation adjustment							178	178
Minimum pension liability adjustment							(126)	(126)
Net unrealized gain on investments							8	8
Unrealized derivative loss on
cash flow hedges							(19)	(19)
Reclassification adjustments on
cash flow hedges							13	13
Total comprehensive loss								(2,177)

Series C preferred stock conversions	(21)	5	16
Shares issued to benefit plans			5			36		41
Shares issued in debt retirements			(11)			379		368
Other, net		6	82	(27)		(3)		58
Balance, December 31, 2004	$64	$712	$10,409	$(46)	$(7,432)	$(162)	$156	$3,701

Net income					585			585
Foreign currency translation adjustment							(171)	(171)
Reversal of foreign currency
translation adjustment							(84)	(84)
Minimum pension liability adjustment							246	246
Net loss on investments							(13)	(13)
Unrealized derivative gain on
cash flow hedges							23	23
Reclassification adjustments on
cash flow hedges							21	21
Total comprehensive income								607

Series C preferred stock conversions	(64)	16	48
Shares issued in equity offerings		10	313					323
Shares issued to benefit plans and
for option exercises		20	493	(37)		1		477
Shares issued in debt retirements		18	370					388
Other, net			(2)			(7)		(9)
Balance, December 31, 2005	$0	$776	$11,631	$(83)	$(6,847)	$(168)	$178	$5,487

Net income					1,855			1,855
Foreign currency translation adjustment							203	203
Minimum pension liability adjustment							37	37
Net loss on investments							2	2
Unrealized derivative gain on
cash flow hedges							12	12
Reclassification adjustments on
cash flow hedges							(25)	(25)
Total comprehensive income								2,084

Adjustment to adopt SFAS 158							(763)	(763)
Shares issued to benefit plans and
for option exercises		15	376			(11)		380
Other, net			1	83		(22)	(4)	58
Balance, December 31, 2006	$0	$791	$12,008	$0	$(4,992)	$(201)	$(360)	$7,246

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

1. Summary of Significant Accounting Policies

Organization

Corning Incorporated is a provider of high-performance glass for computer monitors, LCD televisions, and other information display applications; optical fiber and cable and hardware and equipment products for the telecommunications industry; ceramic substrates for gasoline and diesel engines in automotive and heavy duty vehicle markets; laboratory products for the scientific community and specialized polymer products for biotechnology applications; advanced optical materials for the semiconductor industry and the scientific community; and other technologies. In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

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

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary as prescribed by FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN 46R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. We consolidate one variable interest entity in which we are the primary beneficiary.

The equity method of accounting is used for investments in affiliated companies which are not controlled by Corning and in which our interest is generally between 20% and 50% and we have significant influence over the entity. Our share of earnings or losses of affiliated companies, in which at least 20% of the voting securities is owned and we have significant influence but not control over the entity, is included in consolidated operating results.

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

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations or changes in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements include restructuring and other charges and credits, allowances for doubtful accounts receivable, estimates of fair value associated with goodwill and long-lived asset impairment tests, estimates of the fair value of assets held for disposal, estimates of fair value of investments, environmental and legal liabilities, warranty liabilities, income taxes and deferred tax valuation allowances, the determination of discount and other rate assumptions for pension and other postretirement employee benefit expenses and the determination of the fair value of stock based compensation involving assumptions about termination rates, stock volatility, discount rates, and expected time to exercise. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue for sales of goods is recognized when a firm sales agreement is in place, delivery has occurred and sales price is fixed and determinable and collectibility is reasonably assured. If customer acceptance of products is not reasonably assured, sales are recorded only upon formal customer acceptance. Sales of goods typically do not include multiple product and/or service elements.

At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements. Where we have offered product warranties, we also establish liabilities for estimated warranty costs based upon historical experience and specific warranty provisions. Warranty liabilities are adjusted when experience indicates the expected outcome will differ from initial estimates of the liability.

Royalty income from the licensing of technology is reported as other non-operating income and is recognized as it is earned.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $409 million in 2006, $348 million in 2005, and $289 million in 2004.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning’s foreign subsidiaries is made based on the appropriate economic factors. For most foreign operations, the local currencies are generally considered to be the functional currencies. Prior to 2005, non-U.S. operations which did not use the local currency as the functional currency used the U.S. dollar. Effective January 1, 2005, our Taiwan subsidiary changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen due to the increased significance of Japanese yen based transactions of that subsidiary. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the Japanese yen and included in income for the period in which the exchange rates changed. The same is true for all transactions denominated in a currency other than a subsidiary’s functional currency.

Foreign subsidiary functional currency, balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings.

Stock-Based Compensation

Corning implemented the provisions of SFAS 123(R) on January 1, 2006, following the “prospective adoption” transition method and accordingly began expensing share-based payments in the first quarter of 2006. Following the prospective adoption transition method prior periods were not restated.

Corning grants restricted shares and stock options that are subject to specific vesting conditions (for example, three-year graded vesting). For stock options granted prior to January 1, 2006, Corning specified that the employee will continue to vest in the award after retirement without providing any additional services. Corning accounted for this type of arrangement by recognizing compensation cost on a pro forma disclosure basis over the requisite vesting period (the “stated vesting period approach”). For time-based and performance-based restricted shares granted prior to January 1, 2006, Corning specified that the employee will vest in the award after retirement without providing any additional services. Corning accounted for this type of arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”).

1. Summary of Significant Accounting Policies (continued)

SFAS 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). That would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Effective January 1, 2006, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

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

Refer to Note 18 (Share-based Compensation) to the Consolidated Financial Statements for additional information.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Supplemental disclosure of cash flow information follows (in millions):
	Years ended December 31,
	2006	2005	2004
Non-cash transactions:
Retirement of short-term borrowings			$26
Retirement of debt in exchange for stock		$388	$368
Pension contribution in common shares		$199
Issued credit memoranda for settlement of customer receivables	$126	$29
Cash paid for interest and income taxes:
Interest (1)	$106	$126	$129
Income taxes, net of refunds received	$225	$140	$64

(1)	Included in this amount is approximately $37 million, $27 million, and $22 million of interest costs that were capitalized as part of property, net in 2006, 2005, and 2004, respectively.

Short-Term Investments

Our short-term investments consist of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper and certificates of deposit. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses are recorded in other income (expense), net.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the above criteria. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base.

1. Summary of Significant Accounting Policies (continued)

Environmental Liabilities

The Company accrues for its environmental investigation, remediation, operating, and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, current laws and regulations and prior remediation experience. For sites with multiple potential responsible parties (PRP’s), the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded related to the insurance reimbursement when reimbursement is virtually certain. The uncertain nature inherent in such remediation and the possibility that initial estimates may not reflect the final outcome could result in additional costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Net of Accumulated Depreciation

Land, buildings, and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 3 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs, the estimated useful lives range from 20 to 40 years for buildings and 3 to 20 years for equipment.

Included in the subcategory of equipment are the following types of assets:

Asset type	Range of useful life
Computer hardware and software	3 years
Manufacturing equipment	3 to 15 years
Furniture and fixtures	5 to 7 years
Transportation equipment	20 years

Included in manufacturing equipment are certain components of production equipment that are coated with or constructed of precious metals. These metals have an indefinite useful life because they will be returned to their elemental state and reused or sold.

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either one level below the operating segment level or an aggregation of two or more reporting units within the same operating segment if such reporting units share similar economic characteristics. Goodwill relates and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) and Note 10 (Goodwill and Other Intangible Assets) for additional information.

1. Summary of Significant Accounting Policies (continued)

Other intangible assets include patents, trademarks, and other intangible assets acquired from an independent party. Such intangible assets have a definite life and are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years.

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

Treasury Stock

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in the consolidated balance sheets. From time to time, treasury shares may be reissued as contributions to our employee benefit plans and for the retirement or conversion of certain debt instruments. When shares are reissued, we use an average cost method for determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, which establishes financial accounting and reporting standards for the effect of income taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the entity’s financial statements. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions. No provision is made for U.S. income taxes on the undistributed earnings of its wholly owned foreign subsidiaries because substantially all such earnings are indefinitely reinvested in those companies. Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year the distribution is declared. Significant judgment is required in determining the Company’s worldwide income tax position as well as its effective tax rate.

The Company has provided for potential liabilities due in various jurisdictions. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. SFAS 109 requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. Inherent in this estimation process, especially since we are in a net gross deferred tax asset position, in part due to prior year net operating losses, is the requirement for us to estimate future book taxable income and possible tax planning strategies. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

1. Summary of Significant Accounting Policies (continued)

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

Variable Interest Entities

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by FIN 46R. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.

Corning leases certain transportation equipment from a Trust that qualifies as a variable interest entity under FIN 46R. The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning’s consolidated financial statements. The entity’s assets are primarily comprised of fixed assets which are collateral for the entity’s borrowings. These assets, amounting to approximately $28.7 million and $29.5 million as of December 31, 2006 and 2005, respectively, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional Trusts that qualify as variable interest entities under FIN 46R. Corning is not the primary beneficiary of these entities. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the Trusts. Lease revenue generated by these Trusts was $1.6 million, $1.5 million, and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Corning’s maximum exposure to loss as a result of its involvement with the Trusts is estimated at approximately $15.5 million and $16.6 million at December 31, 2006 and 2005, respectively.

1. Summary of Significant Accounting Policies (continued)

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS 154 beginning January 1, 2006, Corning has applied the standard’s guidance to changes in accounting methods as required. The adoption of SFAS 154 was not material to Corning’s consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Corning does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Corning adopted SFAS No. 156 on January 1, 2006. The impact of adopting SFAS 156 was not material to Corning’s consolidated results of operations and financial condition.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FIN 46R-6). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R and is effective on the first day of the first reporting period beginning after June 15, 2006. Corning adopted FIN 46R-6 on the effective date of July 1, 2006. Our approach to applying FIN 46-R was consistent with guidance in FSP FIN 46R-6. As a result, the adoption of FSP FIN 46R-6 was not material to Corning’s consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Corning is required to adopt the provisions of FIN 48 as of January 1, 2007; the cumulative effect of adoption will be recorded as an adjustment to the opening balance of retained earnings for 2007. We currently estimate that the adjustment to the opening balance of retained earnings for 2007 will be less than $10 million. We estimate compliance with FIN 48 will not have a material impact on our consolidated results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

1. Summary of Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income of a business entity, and to measure the funded status of a plan as of the date of its year-end statement of financial position. Corning adopted SFAS 158 as required on December 31, 2006, with the exception of the change in measurement date which is effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS 158 resulted in a reduction to stockholders’ equity of $669 million after tax. Dow Corning’s adoption of this standard resulted in a reduction to our investment in Dow Corning and a decrease to stockholders’ equity of $94 million after tax. See Note 13 (Employee Retirement Plans) to the consolidated financial statements for further information on the adoption of SFAS 158.

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (AUG AIR-1). The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 15, 2006. The adoption of FSP AUG AIR-1 is not expected to have a material impact on Corning’s consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not impact Corning’s consolidated results of operations and financial condition.

2. Discontinued Operation

In the third quarter of 2004, Corning and 3M Company (3M) reached a final settlement agreement for funds held in escrow associated with the 2002 sale of Corning’s precision lens business to 3M. As a result, we recognized a $20 million gain upon receipt of the proceeds in 2004. This gain is included in income from discontinued operation in the 2004 consolidated statement of operations.

3. Restructuring, Impairment and Other Charges and (Credits)

2006 Actions

Corning recorded net charges of $54 million in 2006. A summary of the charges and credits follows:

  We recorded a $44 million asset impairment charge in accordance with FAS 144 for certain assets in our Telecommunications segment.
  We approved a disinvestment plan related to certain manufacturing operations of our Life Sciences segment and Specialty Materials business in the U.K. As a result, we recorded a charge of $5 million which is comprised of severance and curtailment costs.
  We recorded a $6 million impairment charge related to certain manufacturing operations of our Life Sciences segment and Specialty Materials business in the U.K.
  We recorded a $7 million charge for a revision to an existing restructuring plan for a German location in our Telecommunications segment.
  We recorded credits of $3 million related to previously recorded severance costs; we recorded other credits of $4 million related to existing restructuring plans; and we recorded credits of $2 million related to previously impaired assets.

3. Restructuring, Impairment and Other Charges and (Credits) (continued)

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the year ended December 31, 2006 (in millions):

		Year ended December 31, 2006
	Reserve at		Revisions	Net		Reserve at
	January 1,	Charges/	to existing	charges/	Cash	Dec. 31,
	2006	(credits)	plans	(reversals)	payments	2006
Restructuring:
Employee related costs	$36	$6	$4	$10	$(6)	$40
Other charges (credits)	49		(4)	(4)	(9)	36
Total restructuring charges	$85	$6	$	$6	$(15)	$76

Impairment of long-lived assets:
Assets to be held and used		$50		$50
Assets to be disposed of by sale
or abandonment			$(2)	(2)
Total impairment charges		$50	$(2)	$48

Total restructuring, impairment and
other charges and (credits)		$56	$(2)	$54

Cash payments for employee-related costs will be substantially completed by the end of 2007, while payments for exit activities will be substantially completed by the end of 2010.

2005 Actions

Corning recorded net credits of $38 million in 2005. A summary of the charges and credits follows:

  We recorded a credit of $84 million for the reversal of the cumulative translation account of O.T.I. S.r.l. (OTI), a wholly-owned foreign subsidiary of Corning, upon OTI’s substantial liquidation. The photonics business in Milan, Italy, was the sole operation of OTI, whose results were included in Telecommunications segment. Subsequent to Corning’s agreement to sell its photonics business operations to Avanex Corporation (Avanex) in 2003, Corning began liquidating OTI. In October 2005, the assets were substantially liquidated and OTI’s cumulative translation account was reversed.
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
  We recorded impairment charges of $25 million in the Telecommunications segment for an other than temporary decline in the fair value of our investment in Avanex below its adjusted cost basis. Our investment in Avanex was accounted for as an available-for-sale security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). In the fourth quarter of 2005, we completed the sale of our remaining shares of Avanex.

3. Restructuring, Impairment and Other Charges and (Credits) (continued)

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the year ended December 31, 2005 (in millions):

		Year ended December 31, 2005
	Reserve at		Revisions	Net		Reserve at
	January 1,	Charges/	to existing	charges/	Cash	Dec. 31,
	2006	(credits)	plans	(reversals)	payments	2006
Restructuring:
Employee related costs	$18	$30	$(1)	$29	$(11)	$36
Other charges (credits)	77		(14)	(14)	(14)	49
Total restructuring charges	$95	$30	$(15)	$15	$(25)	$85

Impairment of long-lived assets:
Impairment of available-for-sale securities		$25		$25
Assets to be disposed of by sale
or abandonment			$6	6
Total impairment charges		$25	$6	$31

Reversal of currency translation
adjustment		$(84)		$(84)

Total restructuring, impairment and
other charges and (credits)		$(29)	$(9)	$(38)

In 2005, net charges (reversals) for restructuring, impairment, and other actions included a credit of $47 million for the Telecommunications segment and charges of $9 million for the other segments.

2004 Actions

Corning recorded net charges of $1,789 million in 2004. A summary of the significant charges and credits follows:

  We recorded a charge of $1,420 million to impair a significant portion of our Telecommunications segment goodwill balance. Refer to Note 10 (Goodwill and Other Intangible Assets) for additional information on this charge.
  We recorded a $350 million charge to impair certain fixed assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This charge primarily relates to our third quarter decision to permanently abandon approximately $332 million of construction in progress at our optical fiber manufacturing facility in Concord, North Carolina that had been stopped in 2002. As a result of our lowered outlook for the Telecommunications segment, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility.
  We recorded an asset held for use impairment charge of $24 million to impair certain fixed assets and intangible assets other than goodwill in accordance with SFAS 144. Due to our decision to permanently abandon certain fixed assets and lower long-term outlook for the Telecommunications segment, we determined that an event of impairment, as defined by SFAS 144, had occurred in our Telecommunications segment which required us to test the segment’s long-lived assets other than goodwill for impairment. As a result of our impairment evaluation, we recorded an impairment charge to write-down certain assets to their estimated fair values.

3. Restructuring, Impairment and Other Charges and (Credits) (continued)
  We recorded a gain of $33 million related to proceeds in excess of assumed salvage values for assets of Corning Asahi Video Products Company (CAV) that were previously impaired but later sold to a Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China. This represented the substantial completion of the sale of CAV’s assets.
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

The following table summarizes the charges, credits and balances of the restructuring liabilities as of and for the year ended December 31, 2004 (in millions):

		Year ended December 31, 2004
	Reserve at		Revisions	Net		Reserve at
	January 1,		to existing	charges/	Cash	Dec. 31,
	2004	Charges	plans	(reversals)	payments	2004
Restructuring:
Employee related costs	$78				$(60)	$18
Exit costs	108	$2	$(8)	$(6)	(25)	77
Total restructuring charges	$186	$2	$(8)	$(6)	$(85)	$95

Impairment of long-lived assets:
Goodwill		$1,420		$1,420
Assets to be disposed of by sale
or abandonment		350	$(48)	302
Asset to be held and used		24		24
Total impairment charges		$1,794	$(48)	$1,746

Other:
Accelerated depreciation		$37		$37
Loss on sale of business		14	$(2)	12
Total other charges		$51	$(2)	$49

Total restructuring, impairment and
other charges and (credits)		$1,847	$(58)	$1,789

In 2004, net charges (reversals) for restructuring, impairment, and other actions included $1,798 million for the Telecommunications segment and were a credit of $9 million for the Other segments.

4. Short-Term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	December 31,
	2006	2005
Bonds, notes and other securities
U.S. government and agencies	$326	$259
States and municipalities	61	77
Asset-backed securities	591	374
Commercial paper	383	57
Other debt securities	649	325
Total short-term investments	$2,010	$1,092

Gross unrealized gains and losses were insignificant at December 31, 2006 and 2005.

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2006 (in millions):

Less than one year	$720
Due in 1–5 years	658
Due in 5–10 years	68
Due after 10 years	564
Total	$2,010

Proceeds from sales and maturities of short-term investments totaled $2.0 billion, $1.5 billion and $1.4 billion in 2006, 2005 and 2004, respectively. The gross realized gains and losses related to sales of short-term investments were insignificant in 2006, 2005 and 2004.

5. Significant Customer

On October 1, 2006, AU Optronics Corporation (AUO), a customer of the Display Technologies segment, completed its previously announced merger with Quanta Display Inc. (QDI), another customer of Corning’s Display Technologies segment. In addition, through two recently announced transactions, AUO now holds a 49% equity stake in Toppan CFI, a subsidiary of Toppan Printing Co., Ltd., also a customer of the Display Technologies segment.

Corning’s combined 2006 sales to AUO, QDI and Toppan represented 13% of the company’s consolidated net sales.

6. Inventories

Inventories comprise the following (in millions):

	December 31,
	2006	2005
Finished goods	$139	$135
Work in process	233	198
Raw materials and accessories	125	124
Supplies and packing materials	142	113
Total inventories	$639	$570

7. Income Taxes

Income (loss) from continuing operations before income taxes follows (in millions):

	Years ended December 31,
	2006	2005	2004
U.S. companies	$175	$(213)	$(1,578)
Non-U.S. companies	786	772	(26)
Income (loss) from continuing operations before income taxes	$961	$559	$(1,604)

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):

	Years ended December 31,
	2006	2005	2004
Current:
Federal		$(14)	$(20)
State and municipal	$(8)		(7)
Foreign	164	167	111
Deferred:
Federal		443	593
State and municipal			227
Foreign	(101)	(18)	180
Provision for income taxes	$55	$578	$1,084

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	Years ended December 31,
	2006		2005		2004
Statutory U.S. income tax (benefit) rate	35.0%		35.0%		(35.0)%
State income benefit, net of federal benefit	(0.2)		(1.9)		(2.4)
Nondeductible goodwill and other expenses	0.4		0.3		27.0 (9)
Worthless stock deductions	(1.4)		(272.7	)(3)	(0.2)
Tax holidays (7)	(10.1)		(8.9)		(1.2)
Investment & other tax credits (8)	(3.6)		(12.7)		(0.6)
Rate difference on foreign earnings	6.1		10.2		2.5
Minimum pension obligation			(14.6	)(10)
Currency translation adjustment			(5.2)
Valuation allowances:
Provision (release) of prior period valuation allowances	(8.6	)(6)	94.0	(2)	57.6 (1)
Tax benefits (expenses) not recorded on losses (income)	(13.4	)(5)	280.0	(3)(4)	21.3 (4)
Other items, net	1.5		(0.1)		(1.4)
Effective income tax rate	5.7%		103.4%		67.6%

Significant items that cause our effective tax rate to vary from the U.S. statutory rate of 35% are as follows:
(1)

In 2004, significant events occurred which required us to increase our valuation allowances against certain U.S. and German deferred tax assets resulting in an increase in our effective tax rate of 57.6%. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) for additional information on these events and the related charges. At that time, we believed that it was more likely than not that we could realize the remaining net U.S. deferred tax assets of approximately $525 million through a tax planning strategy involving the sale of our investment in Dow Corning, a non-strategic appreciated asset, if we were faced with expiring net operating loss carryforwards.

7. Income Taxes (continued)

(2)

During 2005, Dow Corning’s performance was much stronger than expected and Dow Corning resumed paying a dividend; both of which are expected to continue in the future. Due to this improved performance, we concluded that Dow Corning provides strong financial, geographic and market balance to Corning’s portfolio of businesses, the profitability of which has become more concentrated due to the success of the display operating segment. As a result, we considered Dow Corning to be a strategic investment and could no longer assert that a potential tax planning strategy involving the sale of Dow Corning would be prudent, as required by FAS 109. Therefore, we no longer believed, in the forth quarter of 2005, that it was more likely than not that we would realize the remaining net deferred tax assets. Accordingly, we increased our valuation allowance by $525 million to fully reserve our net U.S. deferred tax assets in the fourth quarter of 2005, which increased our effective tax rate by 94%.

(3)

During the third quarter of 2005, Corning filed its 2004 consolidated U.S. Federal income tax return, which included a $3.9 billion worthless stock deduction for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition. This acquisition was completed in December 2000 and was substantially impaired in the second quarter of 2001. Prior to the third quarter of 2005, we did not record a deferred tax asset for this item as the ultimate realization of such deduction was uncertain, and consistent with the requirements of SFAS 5, recognition of an asset prior to the time management determines the realization of the asset is probable is prohibited. On September 2, 2005, Corning and the Commissioner of the IRS entered into a closing agreement under section 7121 of the Internal Revenue Code of 1986 which provides that Corning is entitled to this worthless stock deduction. We recorded a $1.5 billion deferred tax asset for this item in the third quarter, which was concurrently offset by a valuation allowance of an equal amount due to our inability to record tax benefits for U.S. net operating losses. The net result had no impact of our effective tax rate for 2005.

(4)

We were unable to record tax benefits on net operating losses generated in the U.S. and certain foreign jurisdictions, resulting in an increase in the effective tax rate of 7.3% and 21.3% for 2005 and 2004, respectively.

(5)

As described in, (1) and (2) above, in 2004 and 2005, due to losses in the U.S. in recent years, we recorded valuation allowances against 100 percent of our U.S. deferred tax assets and concluded that our tax provision would include only the net tax expense attributable to certain foreign operations until we achieve an appropriate level of profitability in the U.S. or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable. While we did generate income from continuing operations in the U.S. in 2006, such income was largely offset by tax adjustments not reflected in our continuing operations. In the absence of an appropriate level of overall profitability in the U.S., we did not record tax expense on income from continuing operations in the U.S. in 2006, resulting in a reduction in our effective tax rate of 14.2%.

(6)

In 2006, due to sustained profitability and positive earnings projections in both Australia and at certain of our German operations, we have concluded that it is more likely than not that the underlying tax benefits are realizable and released valuation allowances, resulting in a reduction in our effective tax rate of 8.7%.

(7)

Certain foreign subsidiaries in China, South Africa and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (2006 to 2010) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 10.1%, 8.9% and 1.2% for 2006, 2005 and 2004, respectively.

(8)

Taiwan grants investment tax credits for investments in qualifying machinery and equipment. The impact of such credits on our effective tax rate is a reduction in the rate of 3.1%, 12.3%, and 0.4% for 2006, 2005, and 2004, respectively.

(9)	The impairment of Telecommunications segment goodwill in 2004 was not deductible for tax purposes, resulting in an increase in the effective tax rate of 26.2%.

(10)	The elimination of our minimum pension liability for the domestic qualified plan in 2005 resulted in a decrease in the effective tax rate of 14.6%.

7. Income Taxes (continued)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2006	2005
Loss and tax credit carryforwards	$2,399	$2,723
Capitalized research and development	142	176
Restructuring reserves	215	230
Postretirement medical and life benefits	309	248
Inventory	63	51
Intangible and other assets	64	86
Other accrued liabilities	339	340
Other employee benefits	182
Other	17
Gross deferred tax assets	3,730	3,854
Valuation allowance	(3,542)	(3,672)
Deferred tax assets	188	182
Fixed assets	(50)	(80)
Other employee benefits		(67)
Other		(7)
Deferred tax liabilities	(50)	(154)
Net deferred tax assets	$138	$28

The net deferred tax assets are included in (in millions):

	December 31,
	2006	2005
Current assets	$47	$44
Other assets	114	10
Other current liabilities	(1)
Other noncurrent liabilities	(22)	(26)
Net deferred tax assets	$138	$28

Details on the tax effects of loss and tax credit carryforwards at December 31, 2006 follow (in millions):

		Expiration
	Amount	2007-2011	2012-2016	2017-2025	Indefinite
Federal net operating losses	$1,633		$5	$1,628
State net operating losses	190	$20	16	154
Capital losses	61	61
Contributions	9	9
Foreign net operating losses/credits	324	51		3	$270
Foreign tax credits	70	70
Research & other credits	30	1	2	27
Alternative minimum tax credits	41				41
Various state tax credits	41	15	15	11
Totals as of December 31, 2006	$2,399	$227	$38	$1,823	$311

7. Income Taxes (continued)

The tax effects of Federal and state net operating losses above exclude $134 million in 2006 tax benefits attributable to stock-based compensation. The benefits are not recognized until the related deductions reduce taxes payable; since in our case the tax benefits do not reduce taxes payable due to net operating losses in the current period and/or due to loss carryforwards, the windfall tax benefits are not reflected in our deferred tax asset for losses and tax credit carryforwards as of December 31, 2006.

Changes in the valuation allowance balance follow:

	Years ended December 31,
	2006	2005
Valuation allowance at beginning of year	$3,672	$1,747
Charged (credited) to income tax expense	(211)	2,089
Charged (credited) to equity earnings	(28)	(22)
Charged (credited) to other comprehensive income	258	(91)
Charged (credited) to deferred taxes	(149)	(51)
Valuation allowance at end of year	$3,542	$3,672

The change credited to deferred taxes is attributable to translation, write-offs due to entity structure changes and other adjustments.

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested. We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2006, taxes have not been provided on approximately $3.2 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act introduced a special one-time (for 2004 or 2005) 85% dividends received deduction for certain repatriated foreign earnings. Our remittance plans did not change as a result of this provision. Our accumulated foreign unremitted earnings are expected to remain invested indefinitely.

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

We are subject to income tax examinations in various jurisdictions, the most significant of which are the U.S., Germany, Japan and Taiwan. We believe our tax contingency liabilities are adequate for any adjustments which may ultimately result from these examinations. However, since tax laws and regulations are subject to interpretation, the final results of income tax examinations could differ significantly from what we have reflected in our income tax accounts and could have a material effect on our tax provision, net income and/or cash flows in a future period or periods in which such a conclusion is reached. Due to the complexity involved in these matters we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

As described in Note 1, Corning is required to adopt the provisions of FIN 48 as of January 1, 2007; the cumulative effect of adoption will be recorded as an adjustment to the opening balance of retained earnings for 2007. We currently estimate that the adjustment to the opening balance of retained earnings for 2007 will be less than $10 million. We estimate compliance with FIN 48 will not have a material impact on our consolidated results of operations or cash flows.

8. Investments

Investments comprise the following (in millions):

	Ownership	December 31,
	Interest(1)	2006	2005
Affiliated companies accounted for under the equity method:
Samsung Corning Precision Glass Co., Ltd.	50%	$1,380	$859
Dow Corning Corporation	50%	683	473
Samsung Corning Co., Ltd.	50%	254	231
All other	25%-50%	202	162
		2,519	1,725
Other investments		3	4
Total		$2,522	$1,729

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of such entities.

Affiliated Companies at Equity

The financial position and results of operations of the investments accounted for under the equity method follow (in millions):

	For the years ended December 31,
	2006	2005	2004
Statement of Operations:
Net sales	$8,039	$6,979	$6,146
Gross profit	$3,368	$2,866	$2,341
Net income	$1,968	$1,250	$1,036
Corning’s equity in earnings of affiliated companies(1)(2)	$960	$611	$454

Related Party Transactions:
Corning sales to equity company affiliates	$43	$9	$37
Corning purchases from equity company affiliates	$61	$101	$106
Corning transfers of assets, at cost, to affiliates	$71	$116	$90
Dividends received from affiliated companies	$363	$301	$140
Royalty income from affiliated companies	$88	$75	$47

	December 31,
	2006	2005
Balance Sheet:
Current assets	$5,027	$3,596
Noncurrent assets	$6,358	$5,023
Short-term borrowings, including current portion of long-term debt	$94	$88
Other current liabilities	$1,825	$1,520
Long-term debt	$339	$153
Other long-term liabilities	$2,879	$2,676
Minority interest	$346	$223

Related Party Transactions:
Balances due from affiliates	$26	$23
Balances due to affiliates	$8	$43

8. Investments (continued)

(1)	Equity in earnings shown above and in the consolidated statements of operations are net of amounts recorded for income tax.

(2)	Amounts include the following restructuring and impairment charges:
  In 2006, Dow Corning reached settlement with the IRS regarding liabilities for tax years 1992 to 2003. Equity earnings reflected a $33 million gain as a result of the settlement which resolved all Federal tax issues related to Dow Corning’s implant settlement.
  In 2006, Samsung Corning recorded the following items which increased Corning’s equity earnings by $2 million, net: a gain on the sale of land which increased Corning’s equity earnings by $61 million; an impairment charge for certain long-lived assets which reduced Corning’s equity earnings by $46 million; and the establishment of a valuation allowance for certain deferred tax assets which reduced Corning’s equity earnings by $13 million.
  In 2005, Samsung Corning incurred impairment and other charges as a result of a decline in the projected operating results for its cathode ray tube (CRT) glass business. The charge, which included certain manufacturing assets and severance and exit costs, reduced Corning’s equity earnings by $106 million in the third quarter.
  In 2005, Dow Corning recorded a gain on the issuance of subsidiary stock. Our equity earnings included $11 million related to this gain.
  In 2004, Corning incurred charges of $35 million to impair equity method investments in the Telecommunications segment to their estimated fair value.
  In 2004, Dow Corning recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included $21 million related to these charges.

We have contractual agreements with several of our equity investees which include sales, purchasing, licensing and technology agreements.

At December 31, 2006, approximately $2,154 million of equity in undistributed earnings of equity companies was included in our accumulated deficit.

8. Investments (continued)

A discussion and summarized results of Corning’s significant investees at December 31, 2006 follows:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. Samsung Corning Precision’s financial position and results of operations follow (in millions):

	For the years ended December 31,
	2006	2005	2004
Statement of Operations:
Net sales	$2,115	$1,660	$1,097
Gross profit	$1,510	$1,234	$820
Net income	$1,128	$848	$561
Corning’s equity in earnings of Samsung Corning Precision	$555	$408	$277

Related Party Transactions:
Corning sales to Samsung Corning Precision	$15		$6
Corning purchases from Samsung Corning Precision	$39	$71	$76
Corning transfer of machinery and equipment to Samsung Corning
Precision at cost (1)	$71	$116	$90
Dividends received from Samsung Corning Precision	$210	$156	$71
Royalty income from Samsung Corning Precision	$82	$65	$42

	December 31,
	2006	2005
Balance Sheet:
Current assets	$606	$400
Noncurrent assets	$2,565	$1,848
Short-term borrowings, including current portion of long-term debt	$28	$57
Other current liabilities	$256	$359
Long-term debt		$28
Other long-term liabilities	$125	$86

(1)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due to and from Samsung Corning Precision were $2 million and $19 million at December 31, 2006 and $41 million and $18 million at December 31, 2005, respectively.

As of December 31, 2006, Samsung Corning Precision and Samsung Corning Co., Ltd. were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors. Refer to Samsung Corning Co., Ltd. section of this note for additional information.

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of 75 billion Korean won (approximately $77 million USD).

8. Investments (continued)

Samsung Corning Co., Ltd. (Samsung Corning)
Samsung Corning is a South Korea-based manufacturer of glass panels and funnels for cathode ray tube (CRT) television and display monitors.

In the fourth quarter of 2006, Samsung Corning recorded a gain on the sale of land totaling $122 million, which increased Corning’s equity earnings by $61 million. Samsung Corning also recorded a charge of $25 million for the establishment of a valuation allowance against certain deferred tax assets. This charge reduced Corning’s equity earnings by approximately $13 million in the fourth quarter. During 2006, Samsung Corning incurred impairment and other charges totaling $93 million as a result of a decline in the projected operating results for certain display businesses. These charges reduced Corning’s equity earnings by $46 million.

In 2005, Samsung Corning incurred impairment and other charges of $212 million as a result of decline in the projected operating results of its CRT glass business. The charge, which included certain manufacturing assets and severance and exit costs, reduced Corning’s equity earnings by $106 million.

Samsung Corning’s financial position and results of operations follow (in millions):

	For the years ended December 31,
	2006	2005	2004
Statement of Operations:
Net sales	$786	$823	$1,019
Gross profit	$68	$87	$245
Net (loss) income		$(249)	$94
Corning’s equity in (losses) earnings of Samsung Corning		$(112)	$32
Dividends received from Samsung Corning		$22	$18
Royalty income from Samsung Corning	$4	$9	$2

	December 31,
	2006	2005
Balance Sheet:
Current assets	$526	$345
Noncurrent assets	$247	$391
Other current liabilities	$139	$154
Long-term debt	$53	$48
Other long-term liabilities	$23	$24
Minority interest	$48	$45

In 2003, 2005, and 2006, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur and Samsung Corning’s long-term financial viability may come into question. These events could result in Corning incurring an impairment of its investment in Samsung Corning. Corning management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning’s investment in Samsung Corning was $254 million at December 31, 2006.

Corning reviews the recoverability of all long-lived assets, including equity investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. As a result of the impairment events described above, Corning considered whether its investment in Samsung Corning had incurred an other-than-temporary impairment in 2006 and concluded that it had not. We will continue to monitor this investment.

8. Investments (continued)

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) are two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.64 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds are to be distributed to the Samsung affiliates. As of March 2005, the shares of Samsung Life Insurance Co., Ltd. had not been sold. The suit asks for damages of approximately $4.6 billion plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.1% of the Samsung affiliates’ total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S. based manufacturer of silicone products. In 1995, Corning fully impaired its investment of Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that Dow Corning’s emergence from bankruptcy protection was probable. Dow Corning emerged from bankruptcy in 2004. See discussion below for additional information and for a history of this matter. Corning considers the $249 million difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning’s equity to be permanent.

Dow Corning’s financial position and results of operations follow (in millions):

	For the years ended December 31,
	2006	2005	2004
Statement of Operations:
Net sales	$4,392	$3,878	$3,373
Gross profit	$1,528	$1,312	$1,036
Net income	$668	$507	$238
Corning’s equity in earnings of Dow Corning	$334	$253	$116

Related Party Transactions:
Corning purchases from Dow Corning	$12	$8	$7
Dividends received from Dow Corning	$90	$45

	December 31,
	2006	2005
Balance Sheet:
Current assets	$3,171	$2,575
Noncurrent assets	$2,793	$2,573
Short-term borrowings, including current portion
of long-term debt	$44	$22
Other current liabilities	$1,003	$911
Long-term debt	$39	$39
Other long-term liabilities	$2,717	$2,554
Minority interest	$298	$179

8. Investments (continued)

In 2006, Dow Corning recorded a gain related to their settlement with the IRS regarding liabilities for tax years 1992 to 2003. This settlement resolves all federal tax issues related to Dow Corning’s implant settlement. Corning’s equity earnings included $33 million related to this gain. In 2005, Dow Corning recorded a gain on the issuance of subsidiary stock. Corning’s equity earnings included $11 million related to this gain.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of December 31, 2006, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $185 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a collection of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which was denied. It has filed a petition for writ of certiorari with the U.S. Supreme Court, which has not yet been decided. As of December 31, 2006, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $68 million to $208 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $68 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation (PCC)
Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of $1 million per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,900 other cases (approximately 42,300 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

In the bankruptcy court in April 2000, PCC obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC’s products against its two shareholders to afford the parties a period of time in which to negotiate a plan of reorganization for PCC (the PCC Plan). On May 14, 2002, PPG announced that it had agreed with certain of its insurance carriers and representatives of current and future asbestos claimants on the terms of a settlement arrangement applicable to claims arising from PCC’s products.

8. Investments (continued)

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and PCC, which might arise from PCC products or operations. The proposed settlement, if the Plan is approved and becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning also agreed to pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the Plan becomes effective, with 5.5 percent interest from June 2004, and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $816 million to reflect the agreed settlement contributions and subsequent adjustments for the change in the fair value of the components.

Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. In February 2006, the Bankruptcy Court requested that the Plan proponents delete references to Section 105(a) of the Bankruptcy Code and resubmit the Plan. The final round of oral argument was held on July 21, 2006.

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the Plan for reasons it set out in a memorandum opinion. The opinion generally supports the elements of the Plan except for the breadth of the channeling injunction applicable to claims against either of the two shareholders when those claims do not derive from the products or operation of PCC itself. The Court declared a three part test whereby other claims may be channeled if PCC is named as a defendant, a shareholder is named, and conspiracy theories are alleged. Several parties, including Corning, have filed motions for reconsideration, which are scheduled for a hearing before the Bankruptcy Court on March 5, 2007.

If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the components of the settlement, management believes that the likelihood of a material adverse impact to Corning’s financial statements is remote.

For the year ended 2006, we recorded asbestos settlement credit of $2 million, including $(24) million reflecting the decrease in the value of Corning’s common stock from December 31, 2005 to December 31, 2006, and $22 million to adjust the estimated fair value of the other components of the proposed asbestos settlement. If the book value of the assets to be contributed to the asbestos settlement remains lower than the carrying value of the asbestos settlement liability, a gain would be recognized at the time of the settlement.

For the year ended 2005, we recorded asbestos settlement expense of $218 million, including $197 million reflecting the increase in the value of Corning’s common stock from December 31, 2004 to December 31, 2005, and $21 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

For the year ended 2004, we recorded asbestos settlement expense of $65 million, including $33 million reflecting the increase in the value of Corning’s common stock from December 31, 2003 to December 31, 2004, and $32 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

Since March 28, 2003, we have recorded total net charges of $816 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

8. Investments (continued)

The fair value of the liability expected to be settled by contribution of our investment in PCE, the fair value of 25 million shares of our common stock, and assigned insurance proceeds (in aggregate totaling $656 million, $667 million, and $456 million at December 31, 2006, 2005, and 2004, respectively) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation’s settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $160 million, $152 million, and $144 million at December 31, 2006, 2005, and 2004, respectively), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

9. Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	December 31,
	2006	2005
Land	$68	$70
Buildings	2,226	1,999
Equipment	6,163	5,177
Construction in progress	823	1,061
	9,280	8,307
Accumulated depreciation	(4,087)	(3,632)
Total	$5,193	$4,675

Approximately $37 million, $27 million, and $22 million of interest costs were capitalized as part of property, net in 2006, 2005, and 2004, respectively.

10. Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2006. Balances by segment are as follows (in millions):

	Telecommunications	Display Technologies	Other(1)	Total
Balance at December 31, 2006	$118	$9	$150	$277

(1)	This balance relates to our Specialty Materials operating segment.

Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process that runs from June to October.

2006 Assessment
The results of our impairment tests in 2006 indicated that the fair value of each reporting unit exceeded its book value.

2005 Assessment
The results of our impairment tests in 2005 indicated that the fair value of each reporting unit exceeded its book value.

10. Goodwill and Other Intangible Assets (continued)

2004 Assessment
In the third quarter of 2004, we identified certain factors during our annual strategic planning process that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that it was more likely than not that the fair value of the Telecommunications segment reporting unit was less than its carrying value. As such, we performed an interim impairment test of the Telecommunications segment goodwill in the third quarter of 2004, the results of which were reviewed with Corning’s Board of Directors on October 6, 2004.

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

  Revised estimates of future pricing for fiber and cable;
  Revised estimates of demand for premium fiber product; and
  Revised estimates for the long-term worldwide market volume growth.

We estimated the fair value of the Telecommunications segment using a discounted cash flow model based on then-current estimates for the long-term growth of the Telecommunications segment, and concluded that the fair value of the Telecommunications segment was below its carrying amount. Accordingly, we recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its implied fair value. The goodwill impairment charge was included in restructuring, impairment, and other charges and (credits) on the consolidated statement of operations. We updated our Telecommunications segment goodwill test in the fourth quarter of 2004. The result of the test concluded that the fair value of the reporting unit exceeded its book value at that time.

We performed a goodwill impairment test for our Specialty Materials reporting unit in the fourth quarter of 2004. The result of this impairment test indicated that the fair value of our reporting unit exceeded its book value.

As discussed in Note 3 (Restructuring, Impairment and Other Charges and (Credits)), in the third quarter of 2004, we completed the sale of our frequency controls business, which was part of the Telecommunications segment. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we allocated a portion of the Telecommunications segment goodwill balance to the carrying amount of the frequency controls business in determining the loss on disposal. The amount of goodwill included in that carrying amount was based on the relative fair value of the business to be disposed and the portion of the Telecommunications segment to be retained. The amount of goodwill allocated to the carrying value of frequency controls business was $30 million.

10. Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

The carrying amount of other intangible assets follows (in millions):

	December 31,
	2006			2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortized intangible assets:
Patents and trademarks	$147	$112	$35	$143	$88	$55
Non-competition agreements	116	116		111	111
Other	5	1	4	4	1	3
Total amortized intangible assets	268	229	39	258	200	58

Unamortized intangible assets:
Intangible pension assets (1)				3		3
Total	$268	$229	$39	$261	$200	$61

(1)	Intangible pension assets were eliminated under FAS 158 in 2006.

Amortized intangible assets are primarily related to the Telecommunications segment. Amortization expense related to these intangible assets is expected to be approximately $11 million in 2007 and 2008, $11 million in 2009, and insignificant thereafter.

11. Other Liabilities

Other accrued liabilities follow (in millions):

	December 31,
	2006	2005
Current liabilities:
Wages and employee benefits	$363	$325
Asbestos settlement	656	667
Income taxes	125	165
Customer deposits	213	164
Other current liabilities	311	341
Other accrued liabilities	$1,668	$1,662

Non-current liabilities:
Asbestos settlement	$160	$152
Customer deposits	420	431
Other non-current liabilities	440	342
Other liabilities	$1,020	$925

Asbestos Settlement

The current liability is expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and 25 million shares of Corning common stock, if and when the PCC Plan becomes effective. As the timing of the settlement of the obligation under this portion of the PCC liability is outside of Corning’s control, this liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made in 2008 or later. The non-current liability represents the net present value of cash payments which will be contributed to the PCC Plan in six installments beginning one year after the PCC Plan is effective. Refer to Note 8 (Investments) for additional information on the asbestos settlement.

11. Other Liabilities (continued)

Customer Deposits

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased.

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

Customer deposits have been or will be received in the following periods (in millions):

	2005	2006	Estimated 2007	Total
Gross customer deposits received	$457	$171	$105	$733

In 2006 and 2005, we issued credit memoranda which totaled $126 million and $29 million for the years, respectively. These credits are not included (netted) in the above amounts.

Customer deposit liabilities were $633 million and $595 million at December 31, 2006 and 2005, respectively, of which $213 million and $164 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets.

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

12. Debt

(In millions):
	December 31,
	2006	2005
Current portion of long-term debt	$20	$18

Long-term debt
Notes, 6.3%, due 2009	$54	$150
Euro notes, 6.25%, due 2010	270	355
Debentures, 6.75%, due 2013	100	100
Debentures, 5.90%, due 2014	200	200
Debentures, callable, 6.05%, due 2015	100	100
Debentures, 6.20%, due 2016	200	200
Debentures, 8.875%, due 2016	80	81
Debentures, 8.875%, due 2021	81	82
Medium-term notes, average rate 7.66%, due through 2025	45	175
Debentures, 6.85%, due 2029	150	150
Debentures, callable, 7.25%, due 2036	250
Other, average rate 3.2%, due through 2015	186	214
Total long-term debt	1,716	1,807
Less current portion of long-term debt	20	18
Long-term debt	$1,696	$1,789

12. Debt (continued)

At December 31, 2006 and 2005, the weighted-average interest rate on short-term borrowings was 2.4% and 2.2%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $1.8 billion at December 31, 2006, and $1.9 billion at December 31, 2005.

The following table shows debt maturities by year at December 31, 2006 (in millions):

2007	2008	2009	2010	2011	Thereafter
$20	$20	$72	$297	$51	$1,247

In the first quarter of 2005, we completed negotiations with a group of banks on a new revolving credit facility. Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005. The facility negotiated in 2005 provided us access to a $975 million unsecured multi-currency revolving line of credit and was set to expire in March 2010.

In the fourth quarter of 2006, we amended our existing revolving credit facility. The amended facility provides us access to a $1.1 billion unsecured multi-currency line of credit and expires in 2011. The facility includes two financial covenants, including a leverage test (debt to capital ratio), and an interest coverage ratio (calculated on the most recent four quarters). As of December 31, 2006, we were in compliance with these covenants.

Debt Retirements

During the years ended December 31, 2006, 2005 and 2004, we retired a significant portion of our outstanding notes and debentures as part of a debt reduction program. The debt was retired through a combination of cash repurchases and exchanges for Corning common stock. The following table summarizes the activities related to our debt retirements (in millions):

	Book Value of	Cash	Shares
	Debentures Retired	Paid	Issued	Loss
2006 activity:
Debentures, 8.3%, due 2025 (1)	$129	$129
Euro Notes, 6.25%, due 2010	119	127		$(8)
Debentures, 6.3%, due 2009	96	99		(3)
Other Loans payable	27	27
Total 2006 activity	$371	$382		$(11)

2005 activity:
Convertible debentures, 3.5%, due 2008	$297	$2	31
Euro notes, 5.625%, due 2005	189	189
Oak 4 7/8% Subordinated notes, due 2008	96		6
Debentures, 7% due 2007	88	100		$(12)
Zero coupon convertible debentures, 2%, due 2015	277	277 (2)		(4)
Other Loans payable	11	11
Total 2005 activity	$958	$579	37	$(16)

2004 activity:
Convertible debentures, 3.5%, due 2008	$368	$37	38	$(36)
Zero coupon convertible debentures, 2%, due 2015	119	117
Other Loans payable	115	115
Total 2004 activity	$602	$269	38	$(36)

(1)	Book value includes a deferred gain related to an interest rate swap on the 8.3% coupon medium-term notes due April 4, 2025 of $5 million.

(2)	The zero coupon convertible debentures cash payment includes $23 million of interest.

12. Debt (continued)

Issuance of Long-Term Debt

At December 31, 2006, our remaining capacity under the shelf registration statement was approximately $1.8 billion. In the third quarter of 2006, we issued $250 million of 7.25% senior unsecured notes for net proceeds of approximately $246 million. The notes mature on August 15, 2036. We can redeem or repurchase the debentures at any time.

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

In the first quarter of 2004, we issued $400 million of debentures, of which $200 million aggregate principal amount of 5.90% notes mature on March 15, 2014, and $200 million aggregate principal amount of 6.20% notes mature on March 15, 2016. These debentures were issued under our existing $5 billion universal shelf registration statement, which became effective in March 2001. We realized net proceeds of approximately $396 million from the issuance of these debentures, which was used to fund debt repurchases, capital expenditures, and cost of operations.

In 2004, Corning entered into a 10-year loan agreement with a Japanese bank to fund certain capital expansion activities in Japan. An initial loan of approximately $46 million, bearing interest at 2.6%, was received in 2004. A final loan of approximately $48 million, bearing interest at 2.1%, was received in January 2005. The loans will amortize equally from July 2006 through maturity.

13. Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the company’s long-term funding targets. In 2006, we made an incremental contribution of $15 million to our domestic and international pension plans. In 2005, we issued and contributed 10 million shares of Corning common stock, with a value of approximately $199 million, to our domestic defined benefit plan. In 2004, we made a voluntary incremental contribution of $52 million to our domestic and international pension plans.

We use a December 31 measurement date for our domestic defined benefit plans. The measurement dates for our foreign defined benefit pension plans are September 30.

In 2000, we amended our U.S. pension plan to include a cash balance pension feature. Certain salaried and non-union hourly employees remain in the traditional defined benefit plan. All salaried and non-union hourly employees hired after July 1, 2000, are automatically participants in the new cash balance plan. Under the cash balance plan, employee accounts are credited monthly with a percentage of eligible pay based on age and years of service. Benefits are 100% vested after five years of service. The Pension Protection Act of 2006 requires vesting after three years for cash balance plans by January 1, 2008. Corning will adopt this measure on January 1, 2008.

Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we have placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap will equal 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage.

13. Employee Retirement Plans (continued)

Obligations and Funded Status
The change in benefit obligation and funded status of our employee retirement plans follow (in millions):

			Postretirement
	Pension Benefits		Benefits
December 31,	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,544	$2,365	$874	$767
Service cost	52	46	11	10
Interest cost	141	132	44	44
Plan participants’ contributions	2	2	5	5
Amendments	41		(9)	48
Curtailment gain	(2)	(1)
Actuarial (gains) losses	(23)	194	(56)	68
Benefits paid	(156)	(155)	(71)	(68)
Less: Medicare subsidy			5
Foreign currency translation	39	(39)
Benefit obligation at end of year	2,638	2,544	803	874

Change in Plan Assets
Fair value of plan assets at beginning of year	2,238	1,978
Actual gain on plan assets	236	218
Employer contributions	15	217
Plan participants’ contributions	2	2
Benefits paid	(156)	(155)
Foreign currency translation	26	(22)
Fair value of plan assets at end of year	2,361	2,238

Funded Status at End of Year
Fair value of plan assets	2,361	2,238
Benefit obligations	(2,638)	(2,544)	(803)	(874)
Funded status of plans	$(277)	$(306)	$(803)	$(874)
Unrecognized transition asset		(1)
Unrecognized prior service cost (credit)		37		(19)
Unrecognized actuarial loss		623		235
Recognized asset (liability)	$(277)	$353	$(803)	$(658)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$50
Current liability	(9)		$(64)
Noncurrent liability	(318)		(739)
Prepaid benefit cost		$456
Accrued benefit liability		(103)		$(658)
Additional minimum liability		(56)
Intangible asset		3
Accumulated other comprehensive loss		53
Recognized asset (liability)	$(277)	$353	$(803)	$(658)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$509		$173
Prior service cost (credit)	69		(25)
Transition asset	(1)
Amount recognized at end of year	$577		$148

13. Employee Retirement Plans (continued)

The accumulated benefit obligation for defined benefit pension plans was $2.5 billion and $2.0 billion at December 31, 2006 and 2005, respectively.

The following information is presented for pension plans where the projected benefit obligation as of December 31, 2006 and 2005 exceeded the fair value of plan assets (in millions):

	December 31,
	2006	2005
Projected benefit obligation	$567	$2,544
Fair value of plan assets	241	2,238

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2006 and 2005 exceeded the fair value of plan assets (in millions):

	December 31,
	2006	2005
Accumulated benefit obligation	$279	$220
Fair value of plan assets	11	7

The components of net periodic benefit expense for our employee retirement plans follow (in millions):

	Pension Benefits			Postretirement Benefits
Years ended December 31,	2006	2005	2004	2006	2005	2004
Service cost	$52	$46	$42	$11	$10	$8
Interest cost	141	132	132	44	43	46
Expected return on plan assets	(167)	(154)	(147)
Amortization of net loss	34	29	21	6	9	7
Amortization of prior service cost (credit)	9	7	9	(3)	(4)	(6)
Net periodic benefit expense	69	60	57	58	58	55

Discontinued operation
Curtailment loss (gain)		1	(1)
Special termination benefits		1	1

Total expense	$69	$62	$57	$58	$58	$55

The Company expects to recognize $22 million of net loss and $12 million of net prior service cost as a component of net periodic pension cost in 2007 for its defined benefit pension plans. The Company expects to recognize $8 million of net loss and $3 million of net prior service credit as a component of net periodic postretirement benefit cost in 2007.

13. Employee Retirement Plans (continued)

Impact of Adoption of SFAS No. 158
Corning adopted SFAS 158 as required on December 31, 2006, with exception of the change in measurement date which is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 158 had the following impact on the consolidated balance sheets for the year ended December 31, 2006, to record the funded status of the Company’s defined benefit pension and other postretirement benefit plans:

	Balance prior	SFAS No. 158	Balance after
	to adoption of	adoption	adoption of
	SFAS No. 158	adjustments	SFAS No. 158
Assets
Deferred income taxes	$37	$10	$47
Goodwill and other intangible assets, net	343	(27)	316
Other assets	570	(448)	122

Liabilities and Shareholders’ Equity
Other accrued liabilities	1,659	9	1,668
Other liabilities	830	190	1,020
Accumulated other comprehensive income-pension, pre-tax (1)	4	(773)	(769)
Accumulated other comprehensive income-pension, after tax (1)	10	(763)	(753)

(1)	Includes the impact of Dow Corning’s SFAS No. 158 adoption adjustment of $94 million.

In 2006 and 2005, Corning used a specific bond matching/spot rate yield curve model for estimating the appropriate discount rate for pension and postretirement benefit assumptions. This model develops a hypothetical yield curve and associated spot rate curve to discount the plan’s projected benefit payments and match payment durations. Once the present value of projected benefit payments is calculated, the suggested discount rate is equal to the level rate that results in the same present value. The yield curve is based on actual high-quality corporate bonds across the full maturity spectrum. The curve is developed from yields on approximately 550-600 Moody’s Aa-graded, non-callable bonds. The highest and lowest 10th percentile yields are excluded from the curve in order to eliminate outliers in the bond population. We believe such method provides a better estimate of the pension and postretirement benefit discount rates.

Prior to 2005, Corning used a benchmark index technique to establish an appropriate discount rate. The Moody’s Aa Corporate Bond Index was the starting point for previous years’ discount rate assumptions. It was then adjusted upward to restate the rate from a semi-annual coupon basis to an annual discount rate basis. The composite duration of the cash flows for our benefits obligation was comparable to the Moody’s Aa benchmark. This method was consistently applied since the adoption of FAS 87 in 1988 and FAS 106 in 1992.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits						Postretirement Benefits
	Domestic			International			Domestic
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%	4.59%	4.52%	5.21%	5.75%	5.50%	5.75%
Rate of compensation increase	5.00%	4.50%	4.50%	3.89%	3.73%	3.58%	5.00%	4.50%	4.50%

13. Employee Retirement Plans (continued)

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension Benefits						Postretirement Benefits
	Domestic			International			Domestic
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	5.75%	6.25%	4.52%	5.27%	5.33%	5.50%	5.75%	6.25%
Expected return on plan assets	8.00%	8.50%	8.50%	6.80%	7.22%	7.41%
Rate of compensation increase	4.50%	4.50%	4.50%	3.73%	3.42%	3.42%	4.50%	4.50%	4.50%

The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equity and other asset classes and adjusted for active management of certain portions of the portfolio.

Assumed Health Care Trend Rates at December 31	2006	2005
Health care cost trend rate assumed for next year	9%	10%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on annual total of service and interest cost	$4.0	$3.0
Effect on postretirement benefit obligation	$40.7	$33.6

Medicare Prescription Drug, Improvement and Modernization Act of 2003
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-1), which provides guidance on how companies should account for the impact of the Act on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. Corning has determined that its postretirement health care plans’ prescription drug benefits are actuarially equivalent to Medicare Part D benefits to be provided under the Act. Effective in the third quarter of 2004, Corning prospectively adopted the accounting guidance of FSP No. 106-2, which reduced our postretirement health care and life insurance plans’ accumulated postretirement benefit obligation by $73 million and the related annual expense by $10 million. For 2004, our postretirement benefit expense decreased $5 million reflecting the adoption of this accounting guidance.

13. Employee Retirement Plans (continued)

Plan Assets
The weighted-average asset allocation for domestic and international pension plans at December 31, 2006 and December 31, 2005 by asset category were as follows:

	Plan Assets
	At December 31,
	2006	2005
Equity Securities	39%	40%
Fixed Income Securities	42%	42%
Real Estate	5%	5%
Other	14%	13%
Total	100%	100%

The total fair value of domestic plan assets at December 31, 2006 was $2,120 million and the expected long-term rate of return on these assets was 8%.

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

	Domestic	International
Equity Securities	39%	48%
Fixed Income Securities	40%	49%
Real Estate	6%
Other	15%	3%
Total	100%	100%

A tactical allocation mandate, which is part of the domestic asset investment strategy, allows the actual domestic allocation in equity securities to be reduced by a maximum of 6% relative to the total domestic assets based on market valuations.

Equity securities include Corning common stock in the amount of $10 million (0.5% of total domestic plan assets) and $11 million (0.5% of total domestic plan assets) at December 31, 2006 and 2005, respectively.

Cash Flow Data
We anticipate making voluntary cash contributions of approximately $100 million to our domestic and international pension plans in 2007.

13. Employee Retirement Plans (continued)

The following reflects the gross benefit payments which are expected to be paid for the domestic and international plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

			Expected Federal Subsidy
	Expected Benefit Payments		Payments
	Pension Benefits	Postretirement Benefits	Post Retirement Benefits
2007	$165	$75	$7
2008	$168	$79	$7
2009	$168	$83	$8
2010	$173	$87	$8
2011	$178	$90	$9
Years 2012-2015	$875	$489	$49

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $34 million, $34 million and $28 million for the years ended December 31, 2006, 2005 and 2004, respectively.

14. Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
		Less than	1 to 2	2 to 3	3 to 4	5 years and
	Total	1 year	years	years	years	thereafter
Performance bonds and guarantees	$70	$14	$5	$1	$1	$49
Credit facilities for equity companies	177			16		161
Stand-by letters of credit (1)	73	63	10
Loan guarantees	14	1				13
Subtotal of commitment expirations per period	$334	$78	$15	$17	$1	$223

Purchase obligations	161	74	30	26	22	9
Capital expenditure obligations (2)	261	261
Total debt (3)	1,707	20	20	72	297	1,298
Minimum rental commitments	286	62	66	28	24	106
Interest on long-term debt (4)	1,390	106	105	103	101	975
Subtotal of contractual obligation payments
due by period	$3,805	$523	$221	$229	$444	$2,388
Total commitments and contingencies	$4,139	$601	$236	$246	$445	$2,611

(1)	At December 31, 2006, $35 million of the $73 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.
(3)	At December 31, 2006, $1,716 million was included on our balance sheet. Amounts above are stated at their maturity value.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity/expiration of the related debt, based upon stated rates in the respective debt instruments.

14. Commitments, Contingencies, and Guarantees (continued)

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requires a company, at the time a guarantee is issued, to recognize a liability for the fair value or market value of the obligation it assumes. In the normal course of our business, we do not routinely provide significant third-party guarantees. Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones. These guarantees have various terms, and none of these guarantees are individually significant.

We have agreed to provide a credit facility related to Dow Corning. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. The purchase obligations primarily represent raw material and energy-related take-or-pay contracts. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Minimum rental commitments under leases outstanding at December 31, 2006 follow (in millions):

2007	2008	2009	2010	2011	2012 and thereafter
$62	$66	$28	$24	24	$82

Total rental expense was $65 million for 2006, $67 million for 2005 and $54 million for 2004.

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):

	2006	2005
Balance at January 1	$27	$42
Adjustments for warranties issued for current year sales	$7	$5
Adjustments for warranties related to prior year sales	$(6)	$(6)
Foreign currency translation		$(1)
Settlements made during the current year	$(2)	$(13)
Balance at December 31	$26	$27

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 8 (Investments), and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations.

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2006 and 2005, we had accrued approximately $16 million (undiscounted) and $13 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2006, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $151 million. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

15. Hedging Activities

We operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rate effects includes:

  exchange rate movements on financial instruments and transactions denominated in foreign currencies that impact earnings, and exchange rate movements upon translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar that impact our net equity.

Our most significant foreign currency exposures relate to Japan, Korea, Taiwan, and western European countries. We selectively enter into foreign exchange forward and option contracts with durations generally 15 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates, at December 31, 2006 (in millions):

	Notional Amount	Fair Value
Foreign exchange forward contracts	$945	$30
Foreign exchange option contracts	$450	$9

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

In the second quarter of 2005, Corning began using derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities in the consolidated statement of operations. At December 31, 2006, the notional amount of the undesignated derivatives was $836 million.

Cash Flow Hedges

Corning has cash flow hedges that are comprised of foreign exchange forward and option contracts. The critical terms of each cash flow hedge are identical to the critical terms of the hedged item. Therefore, Corning utilizes the critical terms test under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and the presumption is that there is no hedge ineffectiveness as long as the critical terms of the hedge and the hedged item do not change. During the third quarter of 2006, Corning determined that 2,174 million Japanese yen (19.6 million U.S. dollar equivalent) of anticipated sales transactions would not occur as originally specified. The hedges on these anticipated sales transactions were considered to be ineffective as the critical terms of the hedges and hedged items no longer matched. These derivative financial instruments were de-designated as cash flow hedges, and the gain was recorded immediately in other income, net, in the consolidated statement of operations. The notional amount of the hedges that were de-designated was $19.6 million; a corresponding gain of $0.9 million resulted from this ineffectiveness.

15. Hedging Activities (continued)

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. At December 31, 2006, the amount of net gains expected to be reclassified into earnings within the next 12 months is $14 million.

Fair Value Hedges

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded. There were no outstanding fair value hedges in 2006 or 2005.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at December 31, 2006 and 2005, were $139 million and $107 million, respectively.

16. Shareholders’ Equity

The following table presents changes in capital stock for the period from January 1, 2004 to December 31, 2006 (in millions):

	Series C Preferred Stock		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Cost
Balance at December 31, 2003	1	$85	1,401	$701	(58)	$(574)

Conversion of preferred stock		(21)	11	5
Shares issued to benefit plans					4	36
Shares issued in debt retirement					38	379
Other			12	6		(3)
Balance at December 31, 2004	1	$64	1,424	$712	(16)	$(162)

Shares issued in equity offerings			20	10
Conversion of preferred stock	(1)	(64)	32	16
Shares issued to benefit plans and for option exercises			39	20		1
Shares issued in debt retirement			37	18
Other						(7)
Balance at December 31, 2005			1,552	$776	(16)	$(168)

Shares issued in equity offerings
Conversion of preferred stock
Shares issued to benefit plans and for option exercises			30	15		(11)
Shares issued in debt retirement
Other					(1)	(22)
Balance at December 31, 2006			1,582	$791	(17)	$(201)

Preferred Stock

We have designated 2.4 million shares as Series A Junior Participating Preferred Stock for which no shares have been issued. In June 1996, the Board of Directors approved the renewal of the Preferred Share Purchase Right Plan, which entitles shareholders to purchase 0.01 of a share of Series A Junior Participating Preferred Stock upon the occurrence of certain events. In addition, the rights entitle shareholders to purchase shares of common stock at a 50% discount in the event a person or group acquires 20% or more of our outstanding common stock. The preferred share purchase rights became effective July 15, 1996 and expired July 15, 2006.

In 2002, Corning issued 5.75 million shares of 7.00% Series C Mandatory Convertible Preferred Stock. On the mandatory conversion date of August 15, 2005, the remaining outstanding shares were converted into Corning common stock at a conversion rate of 50,813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million. The Series C mandatory convertible preferred stock had a liquidation preference of $100 per share, plus accrued and unpaid dividends. At December 31, 2006 and 2005, there were no outstanding shares of Series C Mandatory Convertible Preferred Stock.

16. Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investee’s other comprehensive income (loss), is as follows (in millions):

		Minimum
		pension	Net	Net
	Foreign	liability	unrealized	unrealized	Accumulated
	currency	adjustment	gains	gains (losses)	other
	translation	and adoption	(losses) on	on cash flow	comprehensive
	adjustment	of SFAS 158	investments	hedges	income (loss)
Balance at December 31, 2003	$252	$(147)	$3	$(6)	$102
Foreign currency translation adjustment (2)	178				178
Minimum pension liability adjustment (1)(2)		(126)			(126)
Net unrealized gain on investments (2)			8		8
Unrealized derivative loss on cash flow hedges (2)				(19)	(19)
Reclassification adjustments on cash flow hedges (2)				13	13
Balance at December 31, 2004	$430	$(273)	$11	$(12)	$156

Foreign currency translation adjustment (2)	(255)				(255)
Minimum pension liability adjustment (1)(4)		246			246
Net unrealized loss on investments (3)			(13)		(13)
Unrealized derivative gain on cash flow hedges (2)				23	23
Reclassification adjustments on cash flow hedges (2)				21	21
Balance at December 31, 2005	$175	$(27)	$(2)	$32	$178

Foreign currency translation adjustment (2)	203				203
Minimum pension liability adjustment (1)(4)		37			37
Net unrealized gain on investments			2		2
Unrealized derivative gain on cash flow hedges (2)				8	8
Adoption of SFAS 158 (1)(5)		(763)			(763)
Reclassification adjustments on cash flow hedges (2)				(25)	(25)
Balance at December 31, 2006	$378	$(753)	$0	$15	$(360)

(1)	Includes adjustments from Dow Corning.
(2)	Zero tax effect for 2004,2005 and 2006. Refer to Note 7 (Income Taxes) for an explanation of Corning’s tax paying position.
(3)	Net of tax effect of $2 million in 2005.
(4)	Net of tax effect of $6 million and $84 million for years 2006 and 2005, respectively.
(5)	Net of tax effect of $10 million in 2006.

17. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share assumes the issuance of common shares for all potentially dilutive securities outstanding. Since we reported a loss from continuing operations in 2004, the diluted loss per common share is the same as the basic loss per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations.

17. Earnings (Loss) Per Common Share (continued)

The reconciliation of the amounts used to compute basic and diluted loss per common share from continuing operations follows (in millions, except per share amounts):

				For the years ended December 31,
	2006			2005			2004
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings (loss)
per common share	$ 1,855	1,550	$ 1.20	$ 585	1,464	$ 0.40	$ (2,251)	1,386	$ (1.62)

Effect of dilutive securities:
Stock compensation awards		44			41
7% mandatory convertible
preferred stock (1)					20
3.5% convertible debentures				3	10
Diluted Earnings (Loss)
Per Common Share	$ 1,855	1,594	$ 1.16	$ 588	1,535	$ 0.38	$ (2,251)	1,386	$ (1.62)

(1)

On the mandatory conversion date of August 16, 2005, the remaining shares of our 7.00% Series C Mandatory Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50,813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million.

The following potential common shares were excluded from the calculation of diluted earnings/loss per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):

	For the years ended December 31,
	2006	2005	2004
Potential common shares excluded from the calculation of
diluted earnings (loss) per share:
Stock options			34
7% mandatory convertible preferred stock (1)			36
3.5% convertible debentures			41
4.875% convertible notes (2)		4	6
Zero coupon convertible debentures		2	3
Total		6	120
Stock options excluded from the calculation of diluted earnings (loss)
per share because the exercise price was greater than the
average market price of the common shares	29	47	59

(1)

On the mandatory conversion date of August 16, 2005, the remaining shares of our 7.00% Series C Mandatory Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50,813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million.

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

18. Share-based Compensation

Stock Compensation Plans

Corning’s share-based compensation programs include the following: employee stock options, time-based restricted stock, performance-based restricted stock, and the Worldwide Employee Stock Purchase Plan (WESPP). At December 31, 2006, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program and the 2003 Equity Plan for Non-Employee Directors Program. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following year. At December 31, 2006, there were approximately 100 million shares available for grant.

On January 1, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the WESPP, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company’s Consolidated Statements of Operations, because the exercise price was at least equal to the market value of the common stock on the grant date. As a result, the recognition of share-based compensation cost was generally limited to the expense attributed to restricted stock awards and stock option modifications. SFAS 123(R) is a revision of SFAS 123 and supercedes APB 25.

The Company elected to use the modified prospective transition method upon adoption of SFAS 123(R), which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

For share-based payment grants on or after December 1, 2005, the Company estimated the fair value of such grants using a lattice-based option valuation model. Prior to December 1, 2005, the Company estimated the fair value of share-based payment awards using the Black-Scholes option pricing model. Prior to January 1, 2006, these fair values were utilized in developing the Company’s pro forma disclosure information required under SFAS 123.

Under SFAS 123(R), for share-based payment awards granted subsequent to January 1, 2006, the fair value of awards that are expected to ultimately vest is recognized as expense over the requisite service periods. SFAS 123(R) requires forfeitures to be estimated at the time of the grant in order to estimate the amount of share-based payment awards that will ultimately vest. Forfeiture rates are based on historical rates. The estimated forfeiture rate will be adjusted if actual forfeitures differ from the original estimates. The effect of any change in estimated forfeitures would be recognized through a cumulative catch-up adjustment that would be included in compensation cost in the period of the change in estimate. For share-based payment awards granted prior to January 1, 2006, the Company will recognize the remaining unvested SFAS 123 pro forma expense according to their remaining vesting conditions.

Share-based compensation cost recognized under SFAS 123(R) for the year ended December 31, 2006, was $81 million and included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock, and (4) the WESPP. Share-based compensation recognized under APB 25 for the years ended December 31, 2005 and 2004 was $37 million and $11 million, respectively and included (1) time-based restricted stock and (2) performance-based restricted stock. Compensation cost of $127 million was included in operating activities on the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2006, of which $81 million is attributed to the effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R). No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

18. Share-based Compensation (continued)

On November 10, 2005, the FASB issued FASB Staff Position (FSP) No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative transition method related to accounting for the tax effects of share-based payments to employees which is different from the transition method prescribed by SFAS 123R. The alternative method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee share-based compensation (the APIC pool), and to determine the subsequent impact on the APIC pool and the company’s consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding upon adoption of SFAS 123(R). Corning has elected to adopt the alternative transition method provided in this FSP for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

The following table illustrates the effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) on 2006 income from continuing operations and earnings per share (in millions, except per share amounts):

Year ended December 31, 2006
Income from continuing operations before income taxes	$ 81
Income from continuing operations	$ 81
Net income available to common stockholders	$ 81
Earnings per Common Share – Basic:
Income from continuing operations	$ 0.05
Net income	$ 0.05
Earnings per Common Share – Diluted:
Income from continuing operations	$ 0.05
Net income	$ 0.05

The following table illustrates the effect on 2005 and 2004 net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard preceded SFAS 123(R) and required different measurement criteria (in millions, except per share amounts):

	Years ended
	December 31,
	2005	2004
Net income (loss), as reported	$585	$(2,231)
Add: Stock-based employee compensation expense included in
reported net income (loss), net of related tax effects	37	11
Deduct: Total stock-based compensation expense determined under
the fair value based method, net of related tax effects	(68)	(168)
Net income (loss), pro forma	$554	$(2,388)
Earnings (loss) per Common Share – Basic:
As reported	$0.40	$(1.61)
Pro forma	$0.38	$(1.72)
Earnings (loss) per Common Share – Diluted:
As reported	$0.38	$(1.61)
Pro forma	$0.36	$(1.72)

On December 1, 2004, Corning’s Compensation Committee of the Board of Directors considered and adopted a proposal that accelerated the vesting of all unvested underwater options held by active employees. Unvested underwater options were defined as options granted prior to December 1, 2004, with a grant price greater than $12.70. Approximately 7 million stock options, or 5 percent of Corning’s outstanding stock options, were accelerated. This action was one of a series of actions taken to manage Corning’s anticipated future compensation cost for all forms of equity incentives within an acceptable range once SFAS 123(R) was adopted. Other actions included reducing the use of stock options for all employees, increasing the use of performance shares in the executive plan, and reviewing the cost considerations of the global employee share purchase program. As a result of the accelerated vesting, the 2004 “stock-based compensation expense determined under the fair value based method, net of related tax effects” amount above includes $13 million of incremental expense relating to these accelerated options.

18. Share-based Compensation (continued)

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the year ended December 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term in Years	(in thousands)
Options Outstanding as of December 31, 2005	120,504	$ 21.67
Granted	7,748	$ 24.43
Exercised	(28,891)	$ 10.87
Forfeited and Expired	(3,631)	$ 47.52
Options Outstanding as of December 31, 2006	95,730	$ 24.19	5.78	$ 570,846
Options Exercisable as of December 31, 2006	78,006	$ 26.04	5.21	$ 479,631

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2006, was approximately 48 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2006, 2005, and 2004 was $9.42, $6.18, and $4.99, respectively. The total fair value of options that vested during the years ended December 31, 2006, 2005, and 2004 was approximately $74 million, $72 million, and $333 million, respectively. Compensation cost related to stock options for the year ended December 31, 2006, was approximately $76 million, and there was zero cost for years ended December 31, 2005 and 2004, respectively.

As of December 31, 2006, there was approximately $47 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.35 years.

Proceeds received from the exercise of stock options were $303 million for the year ended December 31, 2006, which was included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the years ended December 31, 2006, 2005, and 2004 was approximately $374 million, $216 million, and $49 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 7 (Income Taxes) to the consolidated financial statements.

18. Share-based Compensation (continued)

For stock options granted prior to January 1, 2006, Corning specified that the employee will continue to vest in the award after retirement without providing any additional services. Corning accounted for this type of arrangement by recognizing compensation cost on a pro forma disclosure basis over the requisite vesting period (the “stated vesting period approach”). For time-based and performance-based restricted stock granted prior to January 1, 2006, Corning specified that the employee will vest in the award after retirement without providing any additional services. Corning accounted for this type of arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). SFAS 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). That would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Effective January 1, 2006, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the stated or nominal vesting period. For those share-based awards granted during the year ended December 31, 2006, Corning recognized approximately $11 million in additional compensation cost in applying the non-substantive vesting period approach versus the stated and nominal period approaches.

For stock options granted prior to December 1, 2005, the fair value of stock options was estimated using the Black-Scholes option-pricing model. The following are weighted-average inputs for the Black-Scholes option-pricing model used for grants under our stock plans through November 2005 and in 2004, respectively:

	2005	2004
Expected life in years	4	4
Risk free interest rate	3.8%	3.4%
Expected volatility	50%	50%
Expected dividends	0	0

During 2004, Corning updated its analysis of the historical stock exercise behavior of its employees, among other relevant factors, and determined that the best estimate of the stock options’ expected term granted in 2004 was 4 years, compared to our previous expected term estimate of 5 years. Additionally, Corning used a 10-year mean reversion analysis, as allowed by SFAS 123, to determine the volatility assumption also used to estimate the fair value of options granted in 2004. Prior to 2004, Corning used historical trailing volatility for a period equal to the expected term of our stock options. Corning believes a mean reversion analysis provides a better estimate of future volatility expectations.

The lattice-based valuation model, used to estimate the fair values of option and restricted stock grants after November 30, 2005, incorporates the assumptions (including ranges of assumptions) noted in the table below. Expected volatility is based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), long-term historical volatility of Corning’s stock, and other factors.

Corning also uses historical data to estimate future option exercise and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected time to exercise of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. The range given below results from certain groups of employees exhibiting different behavior. The risk-free rates used in the lattice model are derived from the U.S. Treasury yield curve in effect from the grant date to the option’s expiration date. Since period-by-period calculations are employed in the lattice model, Corning uses risk-free rates that apply from one period to the next, generally quarter to quarter. Such rates are typically referred to as “forward” rates. Being essentially marginal rates, forward rates both vary during the contractual term of the option and exhibit greater variation than the yield curve from which they are derived.

18. Share-based Compensation (continued)

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans since December 2005:

	2006	2005
Expected volatility	36-54%	37-53%
Weighted-average volatility	50-53%	49%
Expected dividends	0	0
Risk-free rate	0.4-11.2%	1.0-9.7%
Average risk-free rate	4.6-5.3%	4.7%
Expected time to exercise (in years)	2.6-6.5	2.5-3.6
Pre-vesting departure rate	1.5-2.4%	3%
Post vesting departure rate	3.8-7.1%	10-16%

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

Time-Based Restricted Stock:
Time-based restricted stock is issued by the Company on a discretionary basis, and is payable in shares of the Company’s common stock upon vesting. The fair value is based on the market price of the Company’s stock on the grant date. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2005, and changes during the year ended December 31, 2006:

		Weighted-Average
		Grant-Date
Nonvested shares	Shares (000’s)	Fair Value
Nonvested shares at December 31, 2005	861	$ 11.86
Granted	192	24.07
Vested	(212)	10.54
Forfeited	(24)	18.41
Nonvested shares at December 31, 2006	817	$ 14.88

As of December 31, 2006, there was approximately $5 million of unrecognized compensation cost related to nonvested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.93 years. The total fair value of time-based restricted stock that vested during the years ended December 31, 2006, 2005, and 2004 was approximately $2 million, $3 million, and $2 million, respectively. Compensation cost related to time-based restricted stock was approximately $3 million, $2 million, and $2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

18. Share-based Compensation (continued)

Performance-Based Restricted Stock:

Performance-based restricted stock is earned upon the achievement of certain targets, and is payable in shares of the Company’s common stock upon vesting typically over a three-year period. The fair value is based on the market price of the Company’s stock on the grant date and assumes that the target payout level will be achieved. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting. During the performance period, compensation cost may be adjusted based on changes in the expected outcome of the performance-related target.

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock units as of December 31, 2005, and changes during the year ended December 31, 2006:

		Weighted-Average
		Grant-Date
Nonvested shares	Shares (000’s)	Fair Value
Nonvested shares at December 31, 2005	6,718	$14.33
Granted	2,922	17.79
Vested	(765)	12.08
Forfeited	(146)	13.95
Nonvested shares at December 31, 2006	8,729	$15.70

As of December 31, 2006, there was approximately $87 million of unrecognized compensation cost related to nonvested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.25 years. The total fair value of performance-based restricted stock that vested during the year ended December 31, 2006, was approximately $9 million, and no performance-based restricted stock vested during years ended December 31, 2005 and 2004, respectively. Compensation cost related to performance-based restricted stock was approximately $43 million, $35 million, and $9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Worldwide Employee Stock Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock was 85% of the lower of the beginning-of-quarter or end-of-quarter closing market price through September 30, 2006. Effective October 1, 2006, the purchase price of the stock is 85% of the end-of-quarter closing market price. For the year ended December 31, 2006, approximately $5 million of compensation cost related to the WESPP was recorded, and there was zero expense for years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2006, approximately 1.0 million shares were purchased by employees.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements. Revenue attributed to geographic areas is based on the location of the customer.

19. Operating Segments (continued)

On January 1, 2006, Corning changed its measurement of segment profit or loss for the following items:

  We removed the net impact of financing costs, such as interest expense on debt instruments and interest costs associated with benefit plans, from reportable segments and included these amounts in Corporate unallocated expense.
  We changed the allocation method for taxes to more closely reflect the company’s current tax position.
  We removed the impact of non-cash stock compensation expense from reportable segments and included this amount in Corporate unallocated expense.
  We removed the allocation of exploratory research, development and engineering expense from the reportable segments and included these amounts in Corporate unallocated expense.
  We changed certain other expense allocation methods for Corporate functions.

Our reportable operating segments follow:

  Display Technologies - manufactures liquid crystal display glass for flat panel displays;
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

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “Other Segments.”

The following provides historical segment information that has been revised to reflect the changes to segment performance measurement as described above.

19. Operating Segments (continued)

Segment Information (in millions)

	Display	Telecom-	Environmental	Life	Other
	Technologies	munications	Technologies	Sciences	Segments	Total
For the year ended December 31, 2006
Net sales	$2,133	$1,729	$615	$287	$410	$5,174
Depreciation (1)	$276	$157	$80	$20	$37	$570
Amortization of purchased intangibles		$11				$11
Research, development and engineering
expenses (2)	$126	$82	$121	$49	$36	$414
Restructuring, impairment and other charges and
(credits) (before-tax and minority interest) (3)		$44		$6	$6	$56
Income tax provision	$(117)	$(27)	$(5)	$1	$(3)	$(151)
Earnings (loss) before minority interest and equity
earnings (loss) (4)	$1,052	$9	$8	$(17)	$12	$1,064
Minority interests		$(7)			$(4)	$(11)
Equity in earnings (loss) of affiliated
companies (6)	$565	$5	$(1)		$39	$608
Net income (loss)	$1,617	$7	$7	$(17)	$47	$1,661
Investment in affiliated companies, at equity	$1,382	$17	$30		$328	$1,757
Segment assets (7)	$4,752	$1,153	$844	$143	$640	$7,532
Capital expenditures	$829	$67	$146	$21	$22	$1,085
For the year ended December 31, 2005
Net sales	$1,742	$1,623	$580	$282	$352	$4,579
Depreciation (1)	$185	$180	$70	$20	$35	$490
Amortization of purchased intangibles		$13				$13
Research, development and engineering
expenses (2)	$107	$76	$102	$40	$28	$353
Restructuring, impairment and other charges and
(credits) (before-tax and minority interest) (3)		$(47)			$(16)	$(63)
Income tax provision	$(122)	$(15)	$(5)	$(2)	$(3)	$(147)
Earnings (loss) before minority interest and equity
earnings (loss) (4)	$823	$61	$15	$(4)	$19	$914
Minority interests		$2			$(9)	$(7)
Equity in earnings (loss) of affiliated
companies (6)	$416	$5			$(76)	$345
Net income (loss)	$1,239	$68	$15	$(4)	$(66)	$1,252
Investment in affiliated companies, at equity	$860	$11	$31		$296	$1,198
Segment assets (7)	$3,626	$1,153	$726	$137	$573	$6,215
Capital expenditures	$1,250	$43	$171	$17	$25	$1,506
For the year ended December 31, 2004
Net sales	$1,113	$1,539	$548	$304	$350	$3,854
Depreciation (1)	$129	$209	$63	$20	$51	$472
Amortization of purchased intangibles		$37				$37
Research, development and engineering
expenses (2)	$70	$69	$76	$27	$32	$274
Restructuring, impairment and other charges and
(credits) (before-tax and minority interest) (3)		$1,798			$(6)	$1,792
Income tax (provision) benefit	$(71)	$(25)	$(40)	$(30)	$12	$(154)
Earnings (loss) before minority interest and
equity earnings (loss) (4)	$429	$(1,843)	$20	$16	$(23)	$(1,401)
Minority interests (5)		$2			$(18)	$(16)
Equity in earnings (loss) of affiliated
companies (6)	$288	$(33)	$1		$72	$328
Income (loss) from continuing operations	$717	$(1,874)	$21	$16	$30	$(1,090)
Discontinued operations					$20	$20
Net income (loss)	$717	$(1,874)	$21	$16	$50	$(1,070)
Investment in affiliated companies, at equity	$582	$23	$31		$441	$1,077
Segment assets (7)	$2,470	$1,341	$587	$123	$724	$5,245
Capital expenditures	$640	$32	$124	$11	$26	$833

19. Operating Segments (continued)

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.

(2)	Research, development, and engineering expenses includes direct project spending which is identifiable to a segment.

(3)	In 2006, restructuring, impairment and other charges and (credits) includes a charge of $44 million for certain assets in our Telecommunications segment. In 2005, restructuring, impairment and other charges and (credits) includes a gain of $84 million for the reversal of the cumulative translation account of a wholly-owned subsidiary that was substantially liquidated. Amounts for 2005, also include a charge of $28 million for a restructuring plan in the Telecommunications segment. In 2004, restructuring, impairment and other charges and (credits) includes a charge of $1,420 million to impair our Telecommunications segment goodwill balance. Amounts for 2004 also include a charge of $350 million to impair certain fixed assets of our Telecommunications segment.

(4)	Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

(5)	Minority interests included the impact of the following restructuring, impairment, and other charges (credits):
In 2004, gains from the sale of assets of Corning Asahi Video (CAV) in excess of assumed salvage value of $17 million, and reversals of CAV severance reserves of $2 million.
(6)	Equity in earnings of affiliated companies, net of impairments includes the following restructuring and impairment charges:

  In 2006, gains of $2 million related to impairments and other charges and credits for Samsung Corning is included in other Segments.
  In 2005, $106 million to reflect our share of Samsung Corning Co., Ltd.’s asset impairment charges.
  In 2004, charges of $35 million to impair equity method investments in the Telecommunications segment to their estimated fair value.

(7)	Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

For the year ended December 31, 2006, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

  In the Display segment, three customers accounted for 64% of total segment sales.
  In the Telecommunications segment, two customers accounted for 25% of total segment sales.
  In the Environmental Technologies segment, three customers accounted for 72% of total segment sales.
  In the Life Sciences segment, one customer accounted for 43% of segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Asia. It is at least reasonably possible that the use of a facility located outside of an entity’s home country could be disrupted. Due to the specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, loss of these facilities could produce a near-term severe impact to our display business and the Company as a whole.

19.	Operating Segments (continued)

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Years ended December 31,
	2006	2005	2004
Net income (loss) of reportable segments	$1,614	$1,318	$(1,120)
Non-reportable segments	47	(66)	50
Unallocated amounts:
Net financing costs (1)	1	(93)	(164)
Stock-based compensation expense	(127)	(37)	(11)
Exploratory research	(89)	(77)	(68)
Corporate contributions	(30)	(24)	(17)
Equity in earnings of affiliated companies, net of impairments (2)	352	266	127
Asbestos settlement (3)	2	(218)	(65)
Other corporate items (4)	85	(484)	(963)
Net income (loss)	$1,855	$585	$(2,231)

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.

(2)	Equity in earnings of affiliated companies, net of impairments represents equity in earnings of Dow Corning Corporation which includes the following items:
  In 2006, a $33 million gain representing our share of a tax settlement relating to an IRS examination at Dow Corning.
  In 2005, a gain of $11 million which represents our share of Dow Corning’s gain on the issuance of subsidiary stock.
  In 2004, charges of $21 million which represents our share of Dow Corning’s charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy.
(3)	In 2006, 2005 and 2004, the asbestos settlement includes a gain of $24 million, and charges of $197 million and $33 million, respectively, to reflect the movement in Corning’s common stock price in each year and $22 million, $21 million and $32 million, respectively, to adjust the estimated fair value of the other components of the proposed asbestos settlement. See Note 8 (Investments) to the consolidated financial statements.

(4)	Other corporate items include the tax impact of the unallocated amounts and the following significant items:
  In 2006, tax benefits of $83 million from the release of valuation allowances for certain foreign locations.
  In 2005, an impairment charge of $25 million for the other-than-temporary decline in our investment in Avanex below its cost basis; a loss of $16 million associated with the redemption or retirement of debt; a net $443 million charge to tax expense which included a $525 million increase to our valuation allowance against deferred tax assets resulting from our conclusion that the sale of an appreciated asset no longer met the criteria established by SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) for a viable tax planning strategy offset by an $82 million credit to tax expense primarily related to the tax impact of eliminating the minimum pension liability associated with our domestic defined benefit plan.
  In 2004, a $992 million charge to tax expense as a result of the company’s decision to provide a valuation allowance against a significant portion of its deferred tax assets and a loss of $36 million associated with the retirement of significant portion of Corning’s long-term debt.

19.	Operating Segments (continued)

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):

	Years ended December 31,
	2006	2005	2004
Total assets of reportable segments	$6,892	$5,642	$4,521
Non-reportable segments	640	573	724
Unallocated amounts:
Current assets (1)	3,422	2,682	2,171
Investments (2)	765	531	433
Property, net (3)	794	836	886
Other non-current assets (4)	552	943	1,035
Total assets	$13,065	$11,207	$9,770

(1)	Includes current corporate assets, primarily cash, short-term investments and deferred taxes.

(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning Corporation).

(3)	Represents corporate property not specifically identifiable to an operating segment.

(4)	Includes non-current corporate assets, pension assets and deferred taxes.

19. Operating Segments (continued)

Information concerning principal geographic areas was as follows (in millions):

	2006		2005		2004
		Long-		Long-		Long-
		lived		lived		lived
	Net	Assets	Net	Assets	Net	Assets
	Sales	(1)	Sales	(1)	Sales	(1)
North America
United States	$1,479	$3,377	$1,339	$3,400	$1,337	$2,982
Canada	117		107		120
Mexico	51	33	56	114	43	23
Total North America	1,647	3,410	1,502	3,514	1,500	3,005

Asia Pacific
Japan	579	781	688	541	540	511
Taiwan	1,667	1,873	1,230	1,696	705	985
China	199	87	144	74	101	73
Korea	86	1,636	53	1,092	60	938
Other	145	7	155	3	174	8
Total Asia Pacific	2,676	4,384	2,270	3,406	1,580	2,515

Europe
Germany	267	115	261	159	274	212
France	29	125	43	105	40	124
United Kingdom	110		81	69	65	80
Italy	28		30		38
Other	296	97	265	68	236	58
Total Europe	730	337	680	401	653	474

Latin America
Brazil	20		19	3	19	3
Other	12	15	16		12
Total Latin America	32	15	35	3	31	3

All Other	89	7	92	13	90	18
Total	$5,174	$8,153	$4,579	$7,337	$3,854	$6,015

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.

20. Subsequent Event

On February 16, 2007, Corning initiated a tender offer to repurchase for cash any and all of the Company’s remaining $270 million of outstanding 6.25% Euro notes due February 18, 2010. The transaction is expected to close on or about March 6, 2007.

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves
(in millions)

	Balance at		Net	Balance
	Beginning		Deductions	at End of
Year ended December 31, 2006	of Period	Additions	and Other	Period
Doubtful accounts and allowances	$24		$3	$21
Deferred tax assets valuation allowance	$3,672		$130	$3,542
Accumulated amortization of purchased intangible assets	$200	$29		$229
Reserves for accrued costs of business restructuring	$85	$6	$15	$76

	Balance at		Net	Balance
	Beginning		Deductions	at End of
Year ended December 31, 2005	of Period	Additions	and Other	Period
Doubtful accounts and allowances	$30	$3	$9	$24
Deferred tax assets valuation allowance	$1,747	$2,030	$105	$3,672
Accumulated amortization of purchased intangible assets	$196	$13	$9	$200
Reserves for accrued costs of business restructuring	$95	$30	$40	$85

	Balance at		Net	Balance
	Beginning		Deductions	at End of
Year ended December 31, 2004	of Period	Additions	and Other	Period
Doubtful accounts and allowances	$38	$4	$12	$30
Deferred tax assets valuation allowance	$469	$1,278		$1,747
Accumulated amortization of purchased intangible assets	$147	$49		$196
Reserves for accrued costs of business restructuring	$186	$2	$93	$95

QUARTERLY OPERATING RESULTS
(unaudited)

(In millions, except per share amounts)

	First	Second	Third	Fourth	Total
2006	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,262	$1,261	$1,282	$1,369	$5,174
Gross margin	$573	$541	$566	$603	$2,283
Restructuring, impairment and other charges	$6	$5	$2	$41	$54
Asbestos settlement charges (credits)	$185	$(61)	$13	$(139)	$(2)
Income from continuing operations before
income taxes, minority interests and equity earnings	$56	$283	$245	$377	$961
Benefit (provision) for income taxes	2	(24)	(33)		(55)
Minority interests	(1)	(1)	(6)	(3)	(11)
Equity in earnings of affiliated companies, net
of impairments	200	256	232	272	960
Net income	$257	$514	$438	$646	$1,855

Basic earnings per common share	$0.17	$0.33	$0.28	$0.42	$1.20
Diluted earnings per common share	$0.16	$0.32	$0.27	$0.41	$1.16

	First	Second	Third	Fourth	Total
2005	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,050	$1,141	$1,188	$1,200	$4,579
Gross margin	$429	$483	$545	$527	$1,984
Restructuring, impairment and other charges
and (credits)	$19	$(1)	$28	$(84)	$(38)
Asbestos settlement (credits) charges	$(12)	$143	$73	$14	$218
Income from continuing operations before
income taxes, minority interests and equity earnings	$101	$38	$156	$264	$559
Provision for income taxes	(19)	(44)	(28)	(487)	(578)
Minority interests	(1)	(5)	(2)	1	(7)
Equity in earnings of affiliated companies, net
of impairments	169	176	77	189	611
Net income (loss)	$250	$165	$203	$(33)	$585

Basic earnings (loss) per common share	$0.18	$0.11	$0.14	$(0.02)	$0.40
Diluted earnings (loss) per common share	$0.17	$0.11	$0.13	$(0.02)	$0.38

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2006

DOW CORNING CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	120

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	121

Consolidated Balance Sheets at December 31, 2006 and 2005	122

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	124

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2006, 2005 and 2004	125

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2006, 2005 and 2004	126

Notes to the Consolidated Financial Statements	127

Supplementary Data for the years ended December 31, 2006 and 2005:
Quarterly Financial Information	159

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP

To the Stockholders and Board of Directors of Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 6, 2007

Consolidated Statements of Income	Dow Corning Corporation and Subsidiaries

	Year ended December 31,
(In millions, except for per share amounts)	2006	2005	2004
Net Sales	$4,391.6	$3,878.7	$3,372.6

Operating Costs and Expenses:
Cost of sales	2,863.8	2,567.2	2,336.7
Marketing and administrative expenses	532.7	556.2	549.7
Restructuring costs	-	-	44.0
Total operating costs and expenses	3,396.5	3,123.4	2,930.4

Operating Income	995.1	755.3	442.2

Interest income	40.5	22.8	17.4
Interest expense	(0.2)	(3.9)	(97.8)
Gain on issuance of subsidiary stock	-	21.2	-
Other nonoperating income, net	21.5	16.9	20.1

Income before Income Taxes and Minority Interests	1,056.9	812.3	381.9

Income tax provision	276.6	253.8	125.2
Minority interests’ share in income	111.9	52.0	18.4

Net Income	$668.4	$506.5	$238.3

Weighted-Average Common Shares Outstanding
(basic and diluted)	2.5	2.5	2.5

Net Income per Share (basic and diluted)	$267.36	$202.60	$95.32

Dividends Declared per Common Share	$72.00	$36.00	$-

(See Notes to the Consolidated Financial Statements)

Consolidated Balance Sheets	Dow Corning Corporation and Subsidiaries

	December 31,
(In millions of U.S. dollars)	2006	2005
Assets

Current Assets:
Cash and cash equivalents	$252.0	$137.6
Marketable securities	1,308.3	1,081.8
Accounts receivable (net of allowance for doubtful
accounts of $8.1 in 2006 and $8.2 in 2005)	656.3	517.4
Anticipated implant insurance receivable	73.7	47.2
Notes and other receivables	139.2	110.6
Inventories	584.7	506.6
Deferred income taxes	125.2	123.8
Other current assets	40.4	49.8
Total current assets	3,179.8	2,574.8

Property, Plant and Equipment	5,122.7	4,573.3
Less – Accumulated Depreciation	(3,476.8)	(3,249.8)
Net property, plant and equipment	1,645.9	1,323.5

Other Assets:
Marketable securities	3.0	8.8
Anticipated implant insurance receivable	111.1	218.2
Deferred income taxes	809.8	750.3
Intangible assets (net of accumulated amortization
of $17.3 in 2006 and $15.7 in 2005)	43.9	103.1
Goodwill	68.0	66.1
Restricted investments	7.5	25.9
Other	103.3	74.1
Total other assets	1,146.6	1,246.5
Total Assets	$5,972.3	$5,144.8

(See Notes to the Consolidated Financial Statements)

Consolidated Balance Sheets	Dow Corning Corporation and Subsidiaries

	December 31,
(In Millions Of U.S. Dollars)	2006	2005
Liabilities And Stockholders’ Equity

Current Liabilities:
Short-term borrowings and current maturities of
long-term debt	$43.8	$22.3
Trade accounts payable	376.5	309.7
Accrued payrolls and employee benefits	242.3	210.4
Accrued taxes	48.6	116.4
Accrued interest	68.5	66.4
Current portion of implant reserve	82.1	57.8
Other current liabilities	193.1	150.0
Total current liabilities	1,054.9	933.0

Other Liabilities:
Long-term debt	38.9	39.3
Implant reserve	1,637.2	1,755.7
Employee benefits	605.8	547.2
Co-insurance payable	19.9	36.2
Deferred revenue	325.4	103.4
Other noncurrent liabilities	128.7	111.0
Total other liabilities	2,755.9	2,592.8

Minority Interest in Consolidated Subsidiaries	298.3	178.6

Stockholders’ Equity:
Common stock ($5.00 par value – 2,500,000 shares
authorized, issued and outstanding)	12.5	12.5
Retained earnings	2,003.2	1,514.8
Accumulated other comprehensive loss:
Cumulative translation adjustment	99.5	35.1
Pension and other postretirement benefit adjustments	(243.6)	(131.1)
Other equity adjustments	(8.4)	9.1
Total accumulated other comprehensive loss	(152.5)	(86.9)

Total stockholders’ equity	1,863.2	1,440.4

Total Liabilities and Stockholders’ Equity	$5,972.3	$5,144.8

(See Notes to the Consolidated Financial Statements)

Consolidated Statements of Cash Flows	Dow Corning Corporation and Subsidiaries

	Year ended December 31,
(In millions of U.S. dollars)	2006	2005	2004
Cash Flows from Operating Activities, Excluding Reorganization:
Net income	$668.4	$506.5	$238.3
Depreciation and amortization	217.9	211.6	210.6
Changes in deferred revenue	239.3	111.4	-
Minority interests’ share in income	111.9	52.0	18.4
Other, net	53.4	66.5	74.9
Changes in operating assets and liabilities
Changes in accounts and notes receivable	(144.0)	(33.2)	(10.5)
Changes in accounts payable	56.4	21.2	(36.7)
Changes in inventory	(61.7)	(107.2)	37.2
Changes in other operating assets and liabilities	(100.5)	45.6	183.8
Cash provided by operating activities	1,041.1	874.4	716.0

Cash Flows from Investing Activities:
Capital expenditures	(511.6)	(200.5)	(109.4)
Acquisitions of businesses, net of cash received	-	-	(92.0)
Proceeds from sales and maturities of securities	5,060.4	3,379.1	4,529.8
Purchases of securities	(5,281.6)	(4,107.7)	(3,645.0)
Other, net	(36.7)	(7.0)	(21.4)
Cash provided by (used in) investing activities	(769.5)	(936.1)	662.0

Cash Flows from Financing Activities, Excluding Reorganization:
Long-term borrowings	-	-	12.0
Payments on long-term debt	(11.9)	(11.1)	(9.3)
Net change in short-term borrowings	15.1	7.4	(2.1)
Distributions to minority interests	(22.7)	(58.2)	(3.8)
Cash received from minority interests	40.2	48.6	-
Dividends paid to stockholders	(180.0)	(90.0)	-
Cash used in financing activities	(159.3)	(103.3)	(3.2)

Cash Flows Related to Reorganization:
Reorganization costs	(2.8)	(3.4)	(7.2)
Implant reserve and other payments	(67.7)	(40.3)	(505.7)
Release of insurance proceeds	-	-	207.4
Payments under co-insurance arrangement	(13.9)	(2.1)	(30.8)
Implant insurance reimbursements	80.6	42.4	128.5
Payments of interest	-	-	(673.8)
Cash used in operating activities	(3.8)	(3.4)	(881.6)

Payments on long-term debt	-	-	(273.7)
Payments of notes payable	-	-	(375.0)
Cash used in financing activities	-	-	(648.7)

Effect of Exchange Rate Changes on Cash	5.9	(16.0)	15.5

Changes in Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	114.4	(184.4)	(140.0)
Cash and cash equivalents at beginning of period	137.6	322.0	462.0

Cash and cash equivalents at end of period	$252.0	$137.6	$322.0

(See Notes to the Consolidated Financial Statements)

Consolidated Statements of Stockholders’ Equity	Dow Corning Corporation and Subsidiaries

	Year Ended December 31,
(In Millions Of U.S. Dollars)	2006	2005	2004
Common Stock ($5.00 Par Value – 2,500,000 shares authorized, issued and outstanding)
Balance at beginning and end of year	$12.5	$12.5	$12.5

Retained Earnings
Balance at beginning of year	1,514.8	1,098.3	860.0
Net income	668.4	506.5	238.3
Common stock dividends declared	(180.0)	(90.0)	-
Balance at end of year	2,003.2	1,514.8	1,098.3

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment balance at beginning of year	35.1	170.6	110.1
Translation adjustments	64.4	(136.8)	60.2
Income tax benefit	-	1.3	0.3
Balance at end of year	99.5	35.1	170.6

Pension and other postretirement benefit adjustments
at beginning of year	(131.1)	(135.8)	(143.8)
Additional minimum liability	115.6	3.2	8.4
Income tax benefit (provision)	(39.9)	1.5	(0.4)
Adoption of FASB Statement No. 158, net of tax of $103.2	(188.2)	-	-
Balance at end of year	(243.6)	(131.1)	(135.8)

Other equity adjustments balance at beginning of year	9.1	0.8	3.7
Unrealized gain (loss) on cash flow hedges	(28.2)	14.2	(2.1)
Unrealized gain (loss) on available-for-sale securities	0.6	(1.4)	(2.3)
Income tax benefit (provision)	10.1	(4.5)	1.5
Balance at end of year	(8.4)	9.1	0.8

Total Accumulated Other Comprehensive Income (Loss)	(152.5)	(86.9)	35.6

Stockholders’ Equity	$1,863.2	$1,440.4	$1,146.4

Consolidated Statements of Comprehensive Income	Dow Corning Corporation and Subsidiaries

	Year ended December 31,
(In millions of U.S. dollars)	2006	2005	2004
Net Income	$668.4	$506.5	$238.3

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments
(net of tax of $0, $(1.3), $0.2)	64.4	(135.5)	60.5

Unrealized net gain (loss) on available-for-sale
securities (net of tax of $(0.2), $0.4, $1.5)	0.3	(1.0)	(0.8)

Net gain (loss) on cash flow hedges
(net of tax of $10.3, $(4.9), $0)	(17.8)	9.3	(2.1)

Decrease in minimum pension liability
(net of tax of $(39.9), $1.5, $(0.4))	75.7	4.7	8.0

Other comprehensive income (loss), net of tax	122.6	(122.5)	65.6

Comprehensive Income	$791.0	$384.0	$303.9

(See Notes to the Consolidated Financial Statements)

Dow Corning Corporation and Subsidiaries
Notes to Consolidated Financial Statements

TABLE OF CONTENTS

Note		Page
1	BUSINESS AND BASIS OF PRESENTATION	128

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	128

3	ACQUISITIONS AND DIVESTITURES	135

4	GLOBAL RESTRUCTURING	136

5	UNRESTRICTED INVESTMENTS	136

6	INVENTORIES	138

7	INCOME TAXES	138

8	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES	140

9	PROPERTY, PLANT AND EQUIPMENT	141

10	GOODWILL AND OTHER INTANGIBLE ASSETS	141

11	RESTRICTED ASSETS	142

12	NOTES PAYABLE AND CREDIT FACILITIES	143

13	DEFERRED REVENUE	143

14	LONG-TERM DEBT	144

15	PENSION AND OTHER POSTRETIREMENT BENEFITS	145

16	PROCEEDING UNDER CHAPTER 11	151

17	COMMITMENTS AND CONTINGENCIES	154

18	RELATED PARTY TRANSACTIONS	158

Notes to Consolidated Financial Statements	Dow Corning Corporation and Subsidiaries
(in millions of U.S. dollars except where noted)

Note 1 – Business and Basis Of Presentation

Dow Corning Corporation (“Dow Corning”) was incorporated in 1943 by Corning Glass Works, now Corning Incorporated (“Corning”), and The Dow Chemical Company (“Dow Chemical”) for the purpose of developing and producing polymers and other materials based on silicon chemistry. Dow Corning operates in various countries around the world through numerous wholly owned or majority owned subsidiary corporations (hereinafter, the consolidated operations of Dow Corning and its subsidiaries will be referred to as the “Company”).

Dow Corning built its business based on silicon chemistry. Silicon is one of the most abundant elements in the world. Most of Dow Corning’s products are based on polymers known as silicones, which have a silicon-oxygen-silicon backbone. Through various chemical processes, Dow Corning manufactures silicones that have an extremely wide variety of characteristics, in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass with the versatility of plastics. Regardless of form or application, silicones generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation.

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than four percent of the Company’s sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities in the United States, Belgium, China, Germany, Ireland, Japan, South Korea and the United Kingdom. The Company also operates technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Certain prior year items have been reclassified to conform to the 2006 presentation.

Bankruptcy Proceedings

On May 15, 1995, the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division in order to resolve the Company’s breast implant liabilities and related matters. The Company emerged from its Chapter 11 proceeding on June 1, 2004. Upon emergence from the Company’s Chapter 11 proceeding, the Company was not subject to “fresh start” reporting as defined in American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 90-7. See Note 16 for further information on this matter.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Dow Corning and all of its wholly owned and majority owned domestic and foreign subsidiaries. The Company’s interests in 20% to 50% owned subsidiaries are carried on the equity basis and are included under the caption “Other Assets - Other” in the consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” the Company’s policy is to include the accounts of entities in which the Company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests), and for which it is the primary beneficiary, in the Company’s consolidated financial statements. At December 31, 2006, the Company has not consolidated any such entities.

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

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

Property and Depreciation

Property, plant and equipment is carried at cost less any impairment and is depreciated principally using accelerated methods over estimated useful lives. Engineering and other costs directly related to the construction of property, plant and equipment are capitalized as construction in progress until construction is complete and such property, plant and equipment is ready and available to perform its specifically assigned function. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. If an asset is determined to be impaired, the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred.

The Company capitalizes the costs of internal-use software in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Amounts capitalized during the years ended December 31, 2006 and 2005 were $7.8 and $4.2, respectively. As of December 31, 2006 and 2005, unamortized software costs were $5.5 and $4.6, respectively. Amortization expense of $6.9, $5.8 and $7.0 was recognized during the years ended December 31, 2006, 2005 and 2004, respectively, related to such capitalized software costs.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. See Note 9 for further information.

The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” SFAS No. 143 requires companies to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists. This includes obligations resulting from acquisition, construction, or the normal operation of a long-lived asset. The Company records asset retirement obligations at fair value in the period in which they are incurred. As of December 31, 2006 and 2005, the Company had noncurrent liabilities of $6.4 and $5.9, respectively, for asset retirement obligations primarily related to landfill closure costs recorded in the consolidated balance sheets as “Other noncurrent liabilities.”

In addition, the Company has identified conditional asset retirement obligations, such as for the removal of asbestos, and records such obligations when there are plans in place to undertake major renovations or plans to exit a manufacturing site. Due to the nature of the Company’s manufacturing operations, the Company has determined that there is an indeterminate settlement date for the existing conditional asset retirement obligations as the range of time over which the Company may settle the obligation is unknown or cannot be estimated. Therefore, the Company cannot reasonably estimate the fair value of the liability.

Note 2 – Summary of Significant Accounting Policies (continued)

Marketable Securities

The Company accounts for investments in debt and equity securities in conformity with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires the use of fair value accounting for trading or available-for-sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in the captions “Marketable securities” and “Restricted investments” in the consolidated balance sheets. All such investments are considered to be available for sale. If the decline in fair value of an investment in debt or equity securities is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred. See Notes 5 and 11 for further information.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. The Company’s policies limit the amount of credit exposure to any single counterparty for cash and investments. The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative instruments. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically such losses have been within expectations. Management believes the risk of incurring material losses related to credit risk is remote, and any losses would be immaterial to consolidated financial results.

Intangibles

Intangible assets of the Company include goodwill, patents and licenses, and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company tests the carrying value of goodwill for impairment annually, as required by SFAS No. 142. The Company completed its tests for impairment of goodwill during the three month period ended September 30, 2006. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. See Note 10 for further information.

Revenue

The Company recognizes revenue in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectibility is reasonably assured. Generally, revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts. Amounts billed to customers in excess of amounts recognized as revenue are reported as deferred revenue in the consolidated balance sheets.

Note 2 – Summary of Significant Accounting Policies (continued)

Shipping Costs

Shipping costs are primarily comprised of payments to third party shippers. The Company records shipping costs incurred as a component of “Cost of sales” in the consolidated statements of income. Shipping costs totaled $117.1, $113.9 and $94.3 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in “Cost of sales” in the consolidated statements of income. These costs totaled $197.7 in 2006, $182.3 in 2005, and $181.4 in 2004, and were comprised primarily of labor costs, outside services and depreciation.

Income Taxes

The Company accounts for income taxes in conformity with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2006 and 2005, the Company had net deferred tax asset balances of $909.0 and $872.5, respectively, after valuation allowances of $2.4 and $1.6, respectively. For additional information, see Note 7.

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Since the Company does business in many countries, these fluctuations affect the Company’s consolidated financial position and results of operations. The Company accounts for these fluctuations in accordance with SFAS No. 52, “Foreign Currency Translation.”

Subsidiaries in Europe and Japan translate their assets and liabilities, stated in their functional currency, into U.S. dollars at current exchange rates, that is, the rates in effect at the end of the period. The gains or losses that result from this process affect “Cumulative translation adjustment” in the stockholders’ equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in the caption, “Other nonoperating income, net” in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

For non-U.S. subsidiaries outside of Europe and Japan, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in the caption, “Other nonoperating income, net” in the consolidated statements of income.

Note 2 – Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company uses derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows. The Company enters into derivative financial contracts based on analysis of specific and known economic exposures. The Company’s policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The types of instruments typically used are forward contracts, but may also include option combinations and purchased option contracts.

The Company recognizes all derivatives as “Other current assets” or “Other current liabilities” in the consolidated balance sheets at fair value. On the date the derivative instrument is entered into, if the Company is designating the instrument as a hedge, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative that is designated as and meets all the required criteria for a hedge of a net investment are recorded in accumulated other comprehensive income. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Cash flows from derivatives designated as hedges are classified in the same category of the consolidated statements of cash flows as the items being hedged. Cash flows from derivatives not designated as hedging instruments are classified in the investing activities section of the consolidated statements of cash flows.

The majority of currency derivative instruments entered into by the Company are not designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Net foreign currency gains and losses recognized in income, which include changes in the fair value of such currency derivatives as well as foreign exchange gains and losses on monetary assets and liabilities of the Company, amounted to losses of $0.7, gains of $1.5, and losses of $1.7 in 2006, 2005 and 2004, respectively.

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

Litigation

The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to mitigate the impact, if any, of certain of the legal proceedings. The required reserves may change in the future due to new developments in each matter. See Notes 16 and 17 for further information.

Note 2 – Summary of Significant Accounting Policies (continued)

Environmental Matters

The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The recorded liabilities are adjusted periodically, as remediation efforts progress or as additional technical or legal information become available. See Note 17 for further information.

Issuance of Shares by Subsidiaries

Gains or losses arising from the issuance of shares by subsidiaries due to changes in the Company’s proportionate share of the value of the issuing subsidiary’s equity are recorded in the consolidated statements of income as “Other nonoperating income, net” pursuant to SAB Topic 5H, “Accounting for Sales of Stock by a Subsidiary.”

New Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires a company with defined benefit pension and other postretirement plans to recognize the funded status of the benefit plan in its statement of financial position. The funded status is measured, on a plan by plan basis, as the difference between plan assets at fair value and the benefit obligation. For defined benefit pension plans, the benefit obligation is defined by SFAS No. 158 to be the projected benefit obligation and for other postretirement benefit plans the benefit obligation is defined to be the accumulated benefit obligation. SFAS No. 158 also requires the recognition of gains or losses and prior service costs or credits that arise during the period but which have not been recognized as components of net periodic pension cost as a component of accumulated other comprehensive income. Under SFAS No. 158, companies are required to measure the plan assets and obligations as of the companies’ year end date. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for companies with publicly traded equity securities and for fiscal years ending after June 15, 2007 for all other companies. The Company adopted SFAS No. 158 effective December 31, 2006. See Note 15 for further details.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 addresses how companies should measure fair value when use of a fair value measure for recognition or disclosure purposes is required by accounting principles generally accepted in the United States. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, of SFAS No. 157 on the Company’s consolidated statement of financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” FSP No. AUG AIR-1 prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 16, 2006. The Company recognizes all maintenance expenses in the period in which the maintenance activity occurs, and as such, the adoption of FSP No. AUG AIR-1 will not have any impact on the Company’s consolidated financial position and results of operations.

Note 2 – Summary of Significant Accounting Policies (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, Topic 1-N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires companies to evaluate the materiality of current year misstatements using both the rollover approach and the iron curtain approach. SAB No. 108 is effective for statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” The Company is required to adopt FIN No. 48 on January 1, 2007. Previously, the Company accounted for uncertain income taxes in accordance with SFAS No. 5, Accounting for Contingencies. Under the new standard, the Company must recognize tax liabilities stemming from uncertain income tax positions by applying a revised measurement threshold. In addition, the Company must record any associated interest and penalties that may reasonably be assessed by various taxing authorities. Under the standard, interest and penalties may be classified as income tax expense or separately disclosed; the Company intends to aggregate these charges within income tax expense. The Company expects the implementation of FIN No. 48 to result in a charge of less than $10.0 to its beginning retained earnings as of January 1, 2007.

On September 15, 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF 04-13 describes the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction, and describes the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006. The Company adopted the provisions of EITF 04-13 during the three months ended June 30, 2006. The adoption of EITF 04-13 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the Financial FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” APB No. 29 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and includes a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006 and its adoption did not impact the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends Chapter 4 of ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement requires such costs to be recorded as charges in the period incurred, and also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006 and the adoption of SFAS No. 151 did not have a material effect on consolidated financial position or results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted in the United States. In December 2004, the FASB issued FSP Nos. FAS 109-1 and FAS 109-2, which provide guidance on accounting and disclosure related to the Jobs Creation Act. FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” requires the qualified production activities deduction provided for under the Jobs Creation Act to be accounted for as a special deduction in accordance with SFAS No. 109. FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides accounting and disclosure requirements for the one-time dividends received deduction on the repatriation of certain foreign earnings under the Jobs Creation Act. See Note 7 for further information.

Note 2 – Summary of Significant Accounting Policies (continued)

In January 2004, the FASB issued FSP No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP was superseded in June 2004 by FSP No. FAS 106-2 of the same title. These FSP’s provide guidance on the accounting for and disclosure of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare to provide prescription drug benefits to eligible enrollees and contains provisions that apply to employers who sponsor postretirement health care plans that provide prescription drug benefits. Beginning in 2006, sponsors of postretirement plans that provide a prescription drug benefit that is “actuarially equivalent” to the benefit provided by Medicare will receive a subsidy from the federal government. The Company adopted FSP No. FAS 106-1 effective April 30, 2004 and FSP No. FAS 106-2 effective July 1, 2004. The Company has determined that the benefits provided under its postretirement health care plan are “actuarially equivalent” with those provided under the Act. The adoption of FSP No. FAS 106-1 and FSP No. FAS 106-2 did not have a material impact on the Company’s consolidated financial statements. See Note 15 for further information related to the impact of these FSP’s.

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

Note 3 – Acquisitions and Divestitures

On December 31, 2006, the Company, through its wholly owned subsidiary, Dow Corning Enterprises, Inc. (“DCEI”), sold its 60% ownership interest in DC Dongjue Silicone Group Co., Ltd for $6.1. Goodwill of $4.6 was disposed of as part of this sale. The Company recognized a loss of $2.9 on the divestiture of DC Dongjue Silicone Group Co., Ltd, which has been reported as “Other nonoperating income, net” in the consolidated statements of income.

On April 1, 2005, the Company consolidated its Japanese operations in a transaction involving Dow Corning Asia Ltd. (“DCAL”), a wholly-owned subsidiary, Dow Corning Toray Silicone Co. Ltd. (“DCTS”), a subsidiary owned 65% by the Company, and Toray Industries, Inc. (“TI”), an independent company that owns the 35% minority interest in DCTS. The Company contributed property, plant, and equipment, working capital, and other net assets of DCAL valued at $90.0 to DCTS in exchange for additional shares of DCTS. DCTS recorded the contribution of assets at the Company’s historical carrying value. In addition, TI contributed cash of $48.6 to DCTS in exchange for additional shares of DCTS. Upon completion of the transaction, DCTS was renamed Dow Corning Toray Company Ltd. (“DCT”), and the Company retained a 65% ownership interest in DCT. However, because the fair value per share issued to TI exceeded the value per share issued to the Company based upon the carrying value of the assets contributed by DCAL, the Company recognized a pre-tax gain of $21.2. This gain was reported in the “Gain on issuance of subsidiary stock” line in the Company’s consolidated statement of income for the year ended December 31, 2005.

On September 30, 2004, the Company, through DCTS, purchased the net assets of the Silicone Division of Nippon Unicar Co., Ltd. (“NUC”). NUC is located in Tokyo, Japan and is a manufacturer of specialty chemicals and silicone products. The net assets were purchased by DCTS for cash of approximately $92.0 and consisted primarily of working capital items, intangible assets and property, plant and equipment. The Company recorded $3.0 of goodwill as a result of the transaction. The results of operations for the acquisition were included in the consolidated statement of income beginning in the three month period ended December 31, 2004. Purchase accounting for this acquisition was finalized during the three month period ended December 31, 2004.

Note 3 – Acquisitions and Divestitures (continued)

On September 2, 2004, the Company, through its wholly owned subsidiary DCEI, sold its 50% ownership interest in SDC Technologies Inc. (“SDC”) for $10.0. The Company recognized a gain of approximately $7.1 on the sale. SDC is a California-based developer of proprietary, high-performance coating systems for application to plastics and glass.

Note 4 – Global Restructuring

The Company implemented a restructuring program during 2004, consisting of separation of employees and the withdrawal of certain fixed assets from service. During the year ended December 31, 2004, the Company incurred pre-tax expense of $34.9 primarily for one-time termination benefits related to the workforce reduction of approximately 212 employees. Results for the year ended December 31, 2004 also included a pre-tax charge of $2.7 for non-cash restructuring activity related to curtailment and special termination benefits. See Note 15 for additional information regarding the global workforce reduction effect on defined benefit pension plans and the U.S. retiree medical plan. Additionally, the Company recorded charges of $6.4 related to the impairment of its manufacturing site located in Yamakita, Japan, and classified the related fixed assets as long-lived assets to be disposed of by sale. These restructuring charges were reported in the “Restructuring costs” line in the Company’s consolidated statement of income for the year ended December 31, 2004.

As of December 31, 2005, the Company’s liability for restructuring had been reduced to zero. The restructuring activity for the years ended December 31, 2005 and 2004 is illustrated in the following table:

Year Ended December 31, 2005		Year Ended December 31, 2004
Beginning of year balance	$5.4	Beginning of year balance	$-
Restructuring charges	-	Restructuring charges	44.0
Cash payments	(3.8)	Cash payments	(29.5)
Non-cash adjustments	(1.6)	Non-cash adjustments	(9.1)
Balance - December 31, 2005	$-	Balance - December 31, 2004	$5.4

Note 5 – Unrestricted Investments

The carrying amounts of unrestricted investments reflected under the caption “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets at December 31, 2006 and 2005 totaled $1,311.3 and $1,090.6, respectively. These unrestricted investments consist principally of obligations backed by the U. S. Government or one of its agencies and corporate and municipal issue bonds. These investments have been classified as “available for sale” in conformity with SFAS No. 115. The Company does not invest in securities that are below investment grade. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of unrestricted investments, the specific identification method is used.

The Company reviews all marketable securities to determine if any decline in value is other than temporary. The analysis includes a review of the amount and duration of the decline in value of a security and a comparison between the amount and duration of the decline in value of the security and that of similar securities in the same market sector. The Company has reviewed the investments that have a gross unrealized loss as of December 31, 2006 and has concluded that the decline in value is not other than temporary.

Note 5 – Unrestricted Investments (continued)

The amortized cost, gross unrealized gains, gross unrealized losses, and market value of the unrestricted investments consisted of the following as of December 31, 2006 and 2005:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
Debt Securities:
Corporate bonds	$297.2	$-	$(0.2)	$297.0
Municipal bonds	1,011.3	-	-	1,011.3

Total Debt Securities	$1,308.5	$-	$(0.2)	$1,308.3

Foreign Equity Securities	1.4	1.6	-	3.0

Total Marketable Securities	$1,309.9	$1.6	$(0.2)	$1,311.3

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
Debt Securities:
U.S. government agency obligations	$50.0	$-	$(0.4)	$49.6
Corporate bonds	102.6	-	(0.4)	102.2
Municipal bonds	934.5	-	-	934.5

Total Debt Securities	$1,087.1	$-	$(0.8)	$1,086.3

Foreign Equity Securities	2.1	2.2	-	4.3

Total Marketable Securities	$1,089.2	$2.2	$(0.8)	$1,090.6

The contractual maturities of the debt securities included in unrestricted investments consisted of the following at December 31, 2006 and 2005:

	2006	2005
Mature in one year or less	$1,308.3	$1,081.8
Mature after one year through five years	-	4.5
Mature after five years	-	-

Total debt securities	$1,308.3	$1,086.3

Note 6 – Inventories

The value of inventories is determined using lower of cost or market as the basis. Produced goods are valued using a first-in, first-out (FIFO) cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology.

The following table provides a breakdown of inventories at December 31, 2006 and 2005.

		December 31,
	2006		2005
Produced goods	$469.2		$400.3
Purchased materials	81.1		74.1
Maintenance and supplies	34.4		32.2
Total Inventory	$584.7		$506.6

Produced goods include both work-in-process and finished goods. Due to the nature of the Company’s operations, it is impractical to classify inventory between work-in-process and finished goods as such classifications can be interchangeable for certain inventoriable items. Purchased materials primarily consist of the Company’s raw material inventories. Maintenance and supplies included in inventory primarily represent spare component parts that are critical to the Company’s manufacturing processes.

Note 7 – Income Taxes

The components of income before income taxes and minority interests as of December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Income Before Income Taxes and Minority Interests:
Domestic	$915.6	$550.1	$215.6
Foreign	141.3	262.2	166.3
Total Income Before Income Taxes and Minority Interests	$1,056.9	$812.3	$381.9

The components of the income tax provision as of December 31, 2006, 2005 and 2004 are as follows:

	2006
	Current	Deferred	Total
Provision (Credit) for Income Taxes:
Domestic	$169.0	$52.3	$221.3
Foreign	52.9	2.4	55.3
Total Provision (Credit) for Income Taxes	$221.9	$54.7	$276.6

	2005
	Current	Deferred	Total
Provision (Credit) for Income Taxes:
Domestic	$98.8	$62.8	$161.6
Foreign	64.1	28.1	92.2
Total Provision (Credit) for Income Taxes	$162.9	$90.9	$253.8

	2004
	Current	Deferred	Total
Provision (Credit) for Income Taxes:
Domestic	$71.9	$15.8	$87.7
Foreign	50.5	(13.0)	37.5
Total Provision (Credit) for Income Taxes	$122.4	$2.8	$125.2

Note 7 – Income Taxes (continued)

The tax effects of the principal temporary differences as of December 31, 2006 and 2005 giving rise to deferred tax assets and liabilities were as follows:

	2006	2005
Deferred Tax Assets:
Implant costs	$576.9	$586.3
Accruals and other	85.3	67.0
Postretirement benefit obligations	191.2	196.1
Inventories	23.3	28.8
Long-term debt	33.2	31.7
Tax loss carryforwards	166.1	160.6
Total Deferred Tax Assets	1,076.0	1,070.5
Deferred Tax Liabilities:
Property, plant and equipment	(164.6)	(196.4)
Net Deferred Tax Asset Prior to Valuation Allowance	911.4	874.1
Less: Valuation Allowance	(2.4)	(1.6)
Net Deferred Tax Asset	$909.0	$872.5

Management believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in SFAS No. 109. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards at December 31, 2006 amounted to $166.1 compared to $160.6 at the end of 2005. Substantially all tax effected operating loss carryforwards were generated by the Company’s subsidiary in the United Kingdom. There is an unlimited carryforward of net operating losses in the United Kingdom and management has determined that no valuation allowance is needed for these net operating losses.

The valuation allowance of $2.4 is attributable to the inability to utilize net operating loss carryforwards from the Company’s subsidiaries of $0.7 in Australia, and $1.7 in Ireland. The operating loss carryforward in Australia is subject to expiration in 2007. The operating loss carryforward in Ireland has an indefinite carryforward period.

Cash paid during the year for income taxes, net of refunds received, was $316.2 in 2006, $156.8 in 2005 and $103.7 in 2004.

The income tax provision at the effective rate differs from the income tax provision at the United States federal statutory tax rate in effect during December 31, 2006, 2005 and 2004 for the reasons illustrated in the following table:

	2006	2005	2004
Income Tax Provision at Statutory Rate	$369.9	$284.3	$133.6
Foreign provisions and related items	5.5	0.4	(11.5)
Extra territorial income	(15.9)	(14.7)	(7.2)
Domestic manufacturing deduction	(7.2)	(4.8)	-
U.S. tax effect of foreign earnings and dividends	1.1	(21.2)	12.3
State income taxes	10.0	27.4	1.1
Tax exempt interest income	(11.7)	(4.7)	(1.9)
Audit settlement (see Note 17)	(66.6)	-	-
Other, net	(8.5)	(12.9)	(1.2)
Total Income Tax Provision at Effective Rate	$276.6	$253.8	$125.2
Effective Rate	26.2%	31.2%	32.8%

Note 7 – Income Taxes (continued)

During the year ended December 31, 2005, the Company completed its evaluation of FSP No. FAS 109-2 and repatriated approximately $246.7 of earnings from eleven foreign subsidiaries. The total net tax expense associated with these remittances was approximately $12.7. Income of $4.5 was recognized during the year ended December 31, 2005, and expense of $17.2 was recognized during the year ended December 31, 2004, as the result of these remittances.

As of December 31, 2006, income and remittance taxes have not been recorded on $291.2 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

Note 8 – Derivative Instruments and Hedging Activities

The Company uses forward exchange contracts and options to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. The maturities of these contracts and options do not exceed one year. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized losses of $4.5 at December 31, 2006 and net unrealized gains of $5.3 at December 31, 2005. The fair value of the Company’s forward exchange contracts and options is based principally on quoted market prices. The results of these hedges are reflected in the consolidated statements of income as “Other nonoperating income, net.” Cash flows from such derivatives are a component of cash flows from investing activities in the consolidated statements of cash flows.

The Company also uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized losses of $14.1 at December 31, 2006 and net unrealized gains of $13.5 at December 31, 2005. The forward contracts and options outstanding at December 31, 2006 hedge forecasted transactions expected to occur within the next 34 months. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets until the underlying hedged item impacts earnings. Cash flows from such derivatives are a component of cash flows from operating activities in the consolidated statements of cash flows. Net losses of $10.5 ($6.6 after tax) are expected to be reclassified from accumulated other comprehensive loss to the consolidated statements of income and included as part of cost of sales in the next twelve months.

Forward exchange options are also used to hedge specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets until the forecasted transaction occurs. The carrying amounts, which represent fair values, of these options were net unrealized losses of $0.6 at December 31, 2006. The options outstanding at December 31, 2006 hedge forecasted transactions expected to occur within the next 18 months. There were no outstanding instruments at December 31, 2005 designated as hedges of specific firm commitments or forecasted transactions. Cash flows from such derivatives are a component of cash flows from operating activities in the consolidated statements of cash flows. Net losses of $0.6 ($0.4 after tax) are expected to be reclassified from accumulated other comprehensive loss to the consolidated statements of income and included as part of other nonoperating income, net during the next twelve months.

Note 9 – Property, Plant and Equipment

The following table provides a breakdown of property, plant and equipment balances at December 31, 2006 and 2005:

	Estimated Useful
	Life (Years)	2006	2005
Land	-	$93.4	$94.0
Land improvements	11-20	137.3	130.8
Buildings	10-33	889.1	802.0
Machinery and equipment	3-25	3,656.7	3,428.6
Construction-in-progress	-	346.2	117.9
Total property, plant and equipment		5,122.7	4,573.3
Accumulated depreciation		(3,476.8)	(3,249.8)
Net property, plant and equipment		$1,645.9	$1,323.5

The Company recorded depreciation expense of $213.2, $206.2, and $207.9 for the years ended December 31, 2006, 2005 and 2004, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2006, 2005 and 2004 was $7.6 ($4.8 after tax), $4.3 ($2.7 after tax) and $3.1 ($2.0 after tax), respectively. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 16 for additional details on interest payable to the Company’s commercial creditors.

Note 10 – Goodwill and Other Intangible Assets

As of December 31, 2006 and 2005, the gross and net amounts of intangible assets, excluding goodwill were:

	2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents and licenses	$10.7	$(2.4)	$8.3
Customer/Distributor relationships	21.6	(6.1)	15.5
Completed technology	10.5	(2.1)	8.4
Other	18.4	(6.7)	11.7
Total	$61.2	$(17.3)	$43.9

	2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents and licenses	$10.9	$(1.9)	$9.0
Customer/Distributor relationships	19.9	(3.6)	16.3
Completed technology	12.5	(1.2)	11.3
Pension intangible asset	57.9	-	57.9
Other	17.6	(9.0)	8.6
Total	$118.8	$(15.7)	$103.1

Note 10 – Goodwill and Other Intangible Assets (continued)

The Company recorded amortization expense related to these intangible assets of $4.7, $5.4 and $2.7 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense to be recorded in each of the next five succeeding years is as follows:

2007	$5.2
2008	$5.2
2009	$5.1
2010	$4.7
2011	$2.1

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Beginning balance	$66.1	$75.9
Disposals	(4.6)	-
Translation and other	6.5	(9.8)
Total ending balance	$68.0	$66.1

Note 11 – Restricted Assets

The composition of restricted investments as of December 31, 2006 and 2005 are as follows:

	2006	2005
Restricted Securities:
U.S. government obligations	$-	$1.2
U.S. government agency obligations	-	5.7
Mortgage-backed and asset-backed securities	-	2.3
Corporate bonds	-	7.6
Foreign bonds	-	1.1
Foreign bank deposit	0.8	0.8
Money market funds	6.7	7.2
Total Restricted Securities	$7.5	$25.9

The contractual maturities of restricted securities at December 31, 2006 and 2005 are as follows:

	2006	2005
Mature in one year or less	$6.7	$10.4
Mature after one year through five years	-	7.2
Mature after five years	0.8	8.3
Total restricted securities	$7.5	$25.9

Restricted assets consist principally of obligations backed by the U.S. Government or one of its agencies and corporate and municipal issue bonds, which have been classified as “available for sale” in conformity with SFAS No. 115, and money market funds. The aggregate carrying value of the marketable securities classified as restricted assets approximates the fair market value. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of restricted assets, the specific identification method is used. Restricted assets are included in the caption “Restricted investments” in the “Other Assets” section of the consolidated balance sheets.

Note 11 – Restricted Assets (continued)

The Company has Letters of Credit outstanding of $6.3 and $23.1 at December 31, 2006 and 2005, respectively, for which the Company has legally restricted funds to serve as collateral for the purpose of reducing the effective cost of those letters of credit. As of December 31, 2006 and 2005, the Company had $6.7 and $24.4, respectively, of funds restricted to support these obligations. In addition, the Company had foreign bank deposits of $0.8 at December 31, 2006 and 2005 included in restricted assets.

In order to comply with certain environmental regulations, as of December 31, 2005, the Company maintained $0.7 in certain trusts in order to provide financial assurance for the potential payment of aggregate estimated closure, post-closure, corrective action and potential liability costs associated with the operation of hazardous waste storage facilities at certain plant sites. As of December 31, 2006, the Company was no longer required to maintain such environmental trusts. Those amounts are included in the caption “Restricted investments” in the consolidated balance sheets. See Note 17 for further discussion.

Note 12 – Notes Payable and Credit Facilities

Notes payable include amounts outstanding under short-term lines of credit and were $39.8 and $11.7 at December 31, 2006 and 2005, respectively. The carrying amounts of these short-term borrowings approximated their fair value. The weighted average interest rate on short-term borrowings outstanding at December 31, 2006 and 2005 was 4.90% and 6.32%, respectively.

On December 16, 2004, the Company entered into a $500.0 unsecured revolving credit agreement with a syndicate of commercial banks, which expires on December 16, 2009. During the year ended December 31, 2006, the Company exchanged this existing revolving credit arrangement for a new $500.0 revolving credit arrangement with expiration in 2011. The revolving credit agreement allows for borrowing in various currencies for general corporate purposes of the Company and its subsidiaries and requires the payment of commitment fees. As of December 31, 2006 and 2005, this credit line was unused.

In addition, the Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2006 and 2005 with various U.S. and foreign banks totaling $114.4 and $107.9, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

Note 13 – Deferred Revenue

The Company enters into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. The product sales agreements extend over various periods (5 or 10 years) and the revenue associated with the agreements is recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and the amounts recognized using the average price methodology represent advanced payments and are reported as deferred revenue in the consolidated balance sheets.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2006 and 2005, advanced payments of $226.9 and $111.4, respectively, were received by the Company. These amounts are recorded as deferred revenue and are recognized as income ratably on a per kilogram basis as products are shipped over the life of the agreements. The Company expects to receive advanced payments of $187.8 in the next twelve months, and $176.0 in periods thereafter. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments.

Note 13 – Deferred Revenue (continued)

As of December 31, 2006 and 2005, $25.2 and $8.0, respectively, of deferred revenue has been recorded as “Other current liabilities” in the consolidated balance sheets. Deferred revenue included in the consolidated balance sheets as “Deferred revenue” was $325.4 and $103.4 as of December 31, 2006 and 2005, respectively. The advanced payments received are reported as cash flows from operating activities on the consolidated statements of cash flows.

Note 14 – Long-term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Long-Term Debt
Fixed rate note due 2006
4.70% at December 31, 2005	$-	$7.3
Variable rate notes due 2007
4.23% at December 31, 2006	0.7	1.2
Fixed rate notes due 2007
5.85% at December 31, 2006	1.5	2.5
Variable rate bonds due 2019
5.35% at December 31, 2006	5.4	5.5
Other obligations and capital leases
4.20-6.40% at December 31, 2006	35.3	33.5
Total Long-Term Debt	42.9	50.0
Less - payments due within one year	4.0	10.7
Total Long-Term Debt Due after one year	$38.9	$39.3

The fair value of the Company’s long-term debt, including the portion due within one year, approximated its book value of $42.9 at December 31, 2006. At December 31, 2005, the fair value of the long-term debt, including the portion due within one year, approximated the book value of $50.0.

Annual aggregate maturities of the long-term debt of the Company are: $4.0 in 2007, $2.0 in 2008, $2.1 in 2009, $2.2 in 2010, $2.3 in 2011 and $30.3 thereafter.

Cash paid during the year for interest was $5.7 in 2006, $5.1 in 2005 and $679.3 in 2004. Cash paid for interest in 2004 includes the payment of $673.8 in accrued interest on pre-petition debt, payables, and other liabilities upon the Company’s emergence from Chapter 11 in June 2004.

Note 15 – Pension and Other Postretirement Benefits

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of pension expense for the Company’s domestic and foreign plans are set forth below for the years ended December 31, 2006, 2005 and 2004:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Service cost	$26.4	$23.7	$20.2	$23.6	$17.9	$17.2
Interest cost on projected benefit
obligations	61.1	59.8	58.7	26.3	24.2	22.5
Expected return on plan assets	(64.5)	(54.5)	(51.2)	(23.7)	(23.8)	(23.0)
Amortization of net transition obligation	-	-	-	0.2	0.2	0.3
Amortization of net prior service costs	4.4	3.1	2.4	1.0	0.6	0.6
Amortization of net losses	12.5	16.0	14.6	10.8	5.3	4.0
Curtailments, settlements and special
termination benefits	-	-	5.2	(0.2)	(0.2)	2.0
Total Pension Expense	$39.9	$48.1	$49.9	$38.0	$24.2	$23.6

	Total
	2006	2005	2004
Service cost	$50.0	$41.6	$37.4
Interest cost on projected benefit
obligations	87.4	84.0	81.2
Expected return on plan assets	(88.2)	(78.3)	(74.2)
Amortization of net transition obligation	0.2	0.2	0.3
Amortization of net prior service costs	5.4	3.7	3.0
Amortization of net losses	23.3	21.3	18.6
Curtailments, settlements and special
termination benefits	(0.2)	(0.2)	7.2
Total Pension Expense	$77.9	$72.3	$73.5

During the year ended December 31, 2005, the Company terminated the defined benefit plan of a Japanese subsidiary. Upon the plan termination, employees became participants in the defined benefit plan of DCT. The plan termination resulted in a net gain from curtailment and settlement of $0.2.

On April 5, 2004, the Company announced a global workforce reduction, which was primarily the result of internal restructuring. The Company accounted for the workforce reduction under the guidelines of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” During the year ended December 31, 2004, the Company recognized pre-tax charges related to its defined benefit plans of $2.7 for special termination benefits and the effect of curtailment. In addition, the Company accounted for the effects of the workforce reduction on its U.S. Retiree Medical Plan by recognizing a pre-tax charge of $0.7 for special termination benefits and pre-tax income of $0.7 for curtailment.

The Company settled a portion of its obligation under defined benefit plans during 2004 through lump sum payments to participants and annuity arrangements with third-party financial institutions. The reduction in these obligations was accounted for as a settlement under SFAS No. 88 and resulted in settlement expense of $4.5 from early recognition of unrealized actuarial losses.

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets for the years ended December 31, 2006 and 2005 are as follows:

Note 15 – Pension and Other Postretirement Benefits (continued)

	U.S. Plans		Non-U.S. Plans		Total
	2006	2005	2006	2005	2006	2005
Projected benefit obligation	$65.5	$1,093.5	$569.1	$512.1	$634.6	$1,605.6
Accumulated benefit obligation	63.2	918.0	503.6	351.7	566.8	1,269.7
Fair value of plan assets	-	757.3	378.1	296.4	378.1	1,053.7

The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets, and the funded status of the plans as of December 31, 2006 and 2005:

	U.S. Plans		Non-U.S. Plans		Total
	2006	2005	2006	2005	2006	2005
Projected Benefit Obligation:
Projected benefit obligation,
beginning of year	$1,093.5	$1,026.7	$570.2	$518.8	$1,663.7	$1,545.5
Service cost	26.4	23.7	23.6	17.9	50.0	41.6
Interest cost	61.1	59.8	26.3	24.2	87.4	84.0
Actuarial (gains) losses	(23.0)	24.2	(29.0)	85.1	(52.0)	109.3
Foreign currency exchange rate
changes	-	-	67.2	(65.0)	67.2	(65.0)
Benefits paid and settlements	(62.4)	(61.9)	(17.6)	(27.3)	(80.0)	(89.2)
Curtailments and special termination
benefits	-	-	-	(1.4)	-	(1.4)
Plan amendments	-	21.0	0.5	15.5	0.5	36.5
Other	-	-	1.8	2.4	1.8	2.4
Projected benefit obligation, end of year	$1,095.6	$1,093.5	$643.0	$570.2	$1,738.6	$1,663.7
Fair Value of Plan Assets:
Fair value of plan assets, beginning
of year	$757.3	$674.8	$343.0	$329.2	$1,100.3	$1,004.0
Actual return on plan assets	95.0	41.9	41.8	61.1	136.8	103.0
Foreign currency exchange rate changes	-	-	48.1	(38.4)	48.1	(38.4)
Employer contributions	84.9	102.5	26.0	16.4	110.9	118.9
Participant contributions	-	-	1.8	2.0	1.8	2.0
Benefits paid and settlements	(62.4)	(61.9)	(17.6)	(27.3)	(80.0)	(89.2)
Fair value of plan assets, end of year	$874.8	$757.3	$443.1	$343.0	$1,317.9	$1,100.3

Note 15 – Pension and Other Postretirement Benefits (continued)

	U.S. Plans		Non-U.S. Plans		Total
	2006	2005	2006	2005	2006	2005
Funded status of plans	$(220.8)	$(336.2)	$(199.9)	$(227.2)	$(420.7)	$(563.4)
Unrecognized prior service cost		37.6		15.3		52.9
Unrecognized net loss		274.9		175.1		450.0
Unrecognized transition		-		0.5		0.5
Net amounts recognized		$(23.7)		$(36.3)		$(60.0)
Amounts recognized in the
consolidated balance sheets:
Intangible asset	$-	$45.7	$-	$12.2	$-	$57.9
Accrued payrolls and employee
benefits	(5.4)	-	(5.8)	-	(11.2)	-
Employee benefits	(215.4)	(160.9)	(194.1)	(155.5)	(409.5)	(316.4)
Accumulated other comprehensive
loss	-	91.5	-	107.0	-	198.5
Net amounts recognized	$(220.8)	$(23.7)	$(199.9)	$(36.3)	$(420.7)	$(60.0)
Accumulated Benefit Obligation	$907.7	$918.0	$539.2	$384.2	$1,446.9	$1,302.2

For the United States defined benefit plan, as of December 31, 2006 and 2005, the fair value of plan assets included 65% of equity securities and 35% of debt securities. The plan targets an asset allocation of 65% equity securities and 35% debt securities. The plan’s expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

Given the relatively long horizon of the Company’s aggregate obligation, its investment strategy is to improve and maintain the funded status of its U.S. and non-U.S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges.

All of the Company’s pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of investment committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments and risk control practices.

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions to the U.S. defined benefit plans for the year ended December 31, 2006 totaled $84.9. Contributions of approximately $85.4 are planned for the U.S. plans in 2007. Contributions to the non-U.S. plans totaled $26.0 for the year ended December 31, 2006. Contributions of approximately $36.4 are planned for non-U.S. plans in 2007.

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

Note 15 – Pension and Other Postretirement Benefits (continued)

	Benefit Obligations at December 31
	U.S. Plans		Non-U.S. Plans		Total
	2006	2005	2006	2005	2006	2005
Discount rate	6.00%	5.75%	4.84%	4.40%	5.57%	5.28%
Rate of increase in future compensation levels	4.50%	4.25%	4.34%	4.10%	4.44%	4.20%
Expected long-term rate of return on plan
assets	8.50%	8.50%	7.01%	6.96%	8.00%	8.02%

	Net Periodic Pension Cost for the Year Ended December 31
	U.S. Plans		Non-U.S. Plans		Total
	2006	2005	2006	2005	2006	2005
Discount rate	5.75%	6.00%	4.40%	5.05%	5.28%	5.68%
Rate of increase in future compensation levels	4.25%	4.25%	4.10%	4.10%	4.20%	4.20%
Expected long-term rate of return on plan
assets	8.50%	8.75%	6.96%	7.13%	8.02%	8.22%

The Company uses a bond matching analysis, which matches cash flows from a hypothetical portfolio of corporate bonds against the estimated future benefit payments of the U.S. defined benefit plans, to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2006 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2007	$59.8	$22.3	$82.1
2008	58.6	22.6	81.2
2009	58.4	24.6	83.0
2010	58.6	25.9	84.5
2011	59.5	30.3	89.8
2012 - 2016	329.7	136.6	466.3

Other Postretirement Plans

In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net Periodic Postretirement Benefit Cost:
Service cost	$4.0	$4.8	$4.4
Interest cost	14.5	16.3	15.9
Amortization of prior service expense	(7.1)	(5.6)	(4.6)
Amortization of actuarial losses	2.8	3.9	2.3
Other	-	1.7	-
Total Net Periodic Postretirement Benefit Cost	$14.2	$21.1	$18.0

Note 15 – Pension and Other Postretirement Benefits (continued)

The following table presents a reconciliation of the beginning and ending balances as of December 31, 2006 and 2005 of the accumulated postretirement benefit obligation.

	2006	2005
Accumulated Postretirement Benefit Obligation:
Accrued postretirement benefit obligation at beginning of year	$261.9	$281.8
Service cost	4.0	4.8
Interest cost	14.5	16.3
Actuarial gain	(30.2)	(9.1)
Plan change	(7.3)	(12.2)
Benefits paid	(17.9)	(19.7)
Accumulated Postretirement Benefit Obligation at End of Year	$225.0	$261.9
Funded status of plans:	$(225.0)	$(261.9)
Unrecognized prior service benefit		(49.2)
Unrecognized net loss		70.4
Net amounts recognized		$(240.7)
Amounts recognized in the consolidated balance sheets:
Accrued payrolls and employee benefits	$(17.0)	$-
Employee benefits	(208.0)	(240.7)
Net amounts recognized	$(225.0)	$(240.7)

The Company adopted FSP No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” effective April 30, 2004. FSP No. FAS 106-2 of the same title superseded this FSP in June 2004. The adoption of these FSP’s reduced the accumulated post retirement benefit obligation related to the Company’s retiree health care and life insurance benefit plans by $6.1 at April 30, 2004. In addition, the adoption of these FSP’s reduced the net periodic benefit cost recognized for these plans by $0.5 during the year ended December 31, 2004.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% in 2006 and was assumed to decrease gradually to 5.0% in 2012 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later, and such limits are expected to be reached in 2007 and all subsequent years.. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.5% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2006 by 2.3%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 3.3% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2006 by 2.0%.

The discount rate used in determining the accumulated postretirement benefit obligation was 6.0% and 5.75% at December 31, 2006 and 2005, respectively. The Company uses a bond matching analysis, which matches cash flows from a hypothetical portfolio of corporate bonds against the estimated future benefit payments of the U.S. postretirement health care benefit plans, to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees totaled $17.9 for the year ended December 31, 2006, net of reimbursements under Medicare Part D of $1.3. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plan, net of an expected annual Medicare Part D subsidy of approximately $1.3, as detailed in the following table.

Note 15 – Pension and Other Postretirement Benefits (continued)

The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2006.

Estimated Future
Postretirement
Benefit Payments
2007	$ 17.0
2008	16.7
2009	16.9
2010	17.1
2011	17.4
2012 - 2016	88.4

Impact of Adoption of SFAS No. 158

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R),” on December 31, 2006. The adoption of SFAS No. 158 had the following impact on the consolidated balance sheets for the year ended December 31, 2006 to record the funded status of the Company’s defined benefit pension and other postretirement benefit plans:

	Balance prior	SFAS No.	Balance after
	to adoption of	158 adoption	adoption of
	SFAS No. 158	adjustments	SFAS No. 158
Other Assets - Other	$190.6	$(87.3)	$103.3
Intangible assets	55.3	(11.4)	43.9
Deferred tax asset	704.6	105.2	809.8
Accrued payrolls and employee benefits	214.1	28.2	242.3
Employee benefits	436.4	169.4	605.8
Minority interest in consolidated subsidiaries	301.2	(2.9)	298.3
Accumulated other comprehensive loss, after
tax	(55.4)	(188.2)	(243.6)
Accumulated other comprehensive loss, pre-
tax	(82.9)	(291.4)	(374.3)

As of December 31, 2006, the Company had the following amounts, which have not yet been recognized as part of net periodic pension cost, recorded as a component of accumulated other comprehensive loss related to its defined benefit pension and other postretirement benefit plans:

	Defined benefit	Other postretirement
	pension plans	benefit plans	Total
Net loss	$341.5	$37.4	$378.9
Net prior service cost (credit)	44.4	(49.4)	(5.0)
Net transition obligation	0.4	-	0.4

The Company expects to recognize $17.9 of net loss, $5.4 of net prior service cost, and $0.2 of net transition obligation as a component of net periodic pension cost in 2007 for its defined benefit pension plans. The Company expects to recognize $1.0 of net loss and ($8.0) of net prior service credit as a component of net periodic postretirement benefit cost in 2007.

Note 15 – Pension and Other Postretirement Benefits (continued)

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $16.2, $16.8 and $17.0 for the years ended December 31, 2006, 2005 and 2004, respectively. Of the defined contribution and savings plans maintained by the Company, the U.S. plan covering the parent company is the largest plan. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2006 totaled $12.1. The Company expects to make contributions of approximately $12.0 during 2007.

Note 16 – Proceeding Under Chapter 11

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

By May 1995, the Company was named in thousands of lawsuits filed by, or on behalf of, individuals who claim to have, or have had, breast implants. As a result, on May 15, 1995 (the “Filing Date”), the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division (the “Bankruptcy Court”) in order to resolve the Company’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”). The Company emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is currently in the process of implementing its plan of reorganization.

Plan of Reorganization

In 1999, the Company, with the Committee of Tort Claimants, a committee appointed in the Chapter 11 Proceeding to represent products liability claimants, filed a joint plan of reorganization (the “Joint Plan of Reorganization”) and a related disclosure statement. In November 1999, the Bankruptcy Court issued an order confirming the Joint Plan of Reorganization. The Joint Plan of Reorganization became effective on the Effective Date. The Joint Plan of Reorganization provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding through several settlement options or through litigation and for the satisfaction of commercial creditor claims.

Breast Implant and Other Products Liability Claims

Products liability claims to be resolved by settlement are administered by a settlement facility (the “Settlement Facility”), and products liability claims to be resolved by litigation are defended by a litigation facility (the “Litigation Facility”). Products liability claimants choosing to litigate their claims are required to pursue their claims through litigation against the Litigation Facility. Under the Joint Plan of Reorganization, the total amount of payments by the Company committed to resolve products liability claims will not exceed a present value of $2.35 billion determined as of the Effective Date. Of this amount, no more than a present value of $400.0 determined as of the Effective Date will be used to fund the Litigation Facility. Payments made by the Company will be placed in a trust and withdrawn by the Settlement Facility to pay eligible settling claimants and to cover the Settlement Facility’s operating expenses. Amounts will also be withdrawn from the trust as necessary to fund the resolution of claims via the Litigation Facility and the operational expenses of the Litigation Facility.

Note 16 – Proceeding Under Chapter 11 (continued)

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. Under certain circumstances, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, to assist in the timely funding of the Facilities. During the first five years after the Effective Date, the maximum aggregate amount available to the Company under this revolving credit commitment is $300.0, thereafter decreasing by $50.0 per year. Borrowings under this revolving credit commitment will only be permitted in the event that the Company is unable to meet its remaining obligations to fund the Facilities. As of December 31, 2006, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility, and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company’s insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,491.9 to the Settlement Facility through December 31, 2006.

Based on funding agreements relating to the amount and timing of the Company’s remaining payment obligations to the Settlement Facility, future payments to the Settlement Facility will be made on a periodic basis until such payment obligations are met. Under these funding agreements, the Company receives credit for the future value equivalent of certain early payments using a discount rate of 7% (“Future Value Credit”). The Company has made early payments to the Settlement Facility in advance of their due dates and has recognized Future Value Credit for certain of those early payments consisting primarily of insurance proceeds. The actual amounts payable and the timing of payments by the Company to the Settlement Facility are uncertain and will be affected by, among other things, the rate at which claims are resolved by the Facilities, the rate at which insurance proceeds are received by the Company from its insurers and the degree to which the Company receives credit for the future value equivalent of early payments.

Insurance

The Company had a substantial amount of unexhausted products liability insurance coverage with respect to breast implant lawsuits and claims. Many of the Company’s insurers reserved the right to deny coverage, in whole or in part. Litigation between the Company and its insurers (“Litigating Insurers”) regarding coverage for products liability was conducted between 1993 and 1999, and resulted in judicial rulings substantially in favor of the Company’s position (the “Insurance Litigation”). A majority of the Litigating Insurers have reached settlements with the Company. The Company is continuing settlement negotiations with the remaining Litigating Insurers and other insurers that were not involved in the Insurance Litigation. In addition, certain previously settling insurers have claimed a reimbursement right with respect to a portion of previously paid insurance proceeds.

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). A portion of the Shared Insurance Assets may, under certain conditions, become payable by the Company to Dow Chemical under an insurance allocation agreement, as amended, between the Company and Dow Chemical (the “Insurance Allocation Agreement”). The Insurance Allocation Agreement was reached between Dow Chemical and the Company in order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims. Under the Insurance Allocation Agreement, 25% of certain of the Shared Insurance Assets will be paid by the Company to Dow Chemical subsequent to the Effective Date. However, the amount of Shared Insurance Assets that will be payable to Dow Chemical by the Company under the Insurance Allocation Agreement will not exceed approximately $285.0.

Note 16 – Proceeding Under Chapter 11 (continued)

In addition, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. Furthermore, the Company recognized an obligation of $35.0 to Dow Chemical related to additional insurance coverage under which the Company and Dow Chemical are co-insureds. The Company previously recorded the maximum amount of insurance proceeds payable to Dow Chemical pursuant to the Insurance Allocation Agreement (the “Co-insurance payable”). As a result of certain insurance settlements and an amendment to the Insurance Allocation Agreement between the Company and Dow Chemical, as of December 31, 2006, the Co-insurance payable has been reduced to $32.9.

Commercial Creditor Issues

The Joint Plan of Reorganization provides funding to satisfy commercial creditor claims, including accrued interest. The Joint Plan of Reorganization, as amended pursuant to a May 21, 2004 ruling of the U.S. District Court for the Eastern District of Michigan (the “District Court”), provides that each of the Company’s commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between the Company and the Commercial Creditors. As previously reported between 1999 and 2004, there have been a number of Bankruptcy Court and District Court rulings related to the interest rate that should be applied to claims of the Commercial Creditors from the Filing Date through the Effective Date (“Pendency Interest”). The Commercial Creditors and the Company disagree on the interpretation and application of these rulings to determine the amount of Pendency Interest.

The Company’s position is that (a) Pendency Interest should be (i) an amount determined by applying non-default rates of interest for floating rate obligations in accordance with the formulas in the relevant contracts, except that the aggregate amount of interest cannot be less than that resulting from the application of a fixed rate of 6.28% through the Effective Date and (ii) the higher of the relevant contract rates or 6.28% for all other obligations to the Commercial Creditors through the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at five percent (5%) and (c) default interest rates should not apply (the “Company’s Position”). The Commercial Creditors’ position is that (a) Pendency Interest should be an amount determined by applying default rates of interest with respect to amounts overdue under the terms of the relevant debt and commercial agreements until the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at five percent (5%) and (c) certain of the Commercial Creditors are entitled to unspecified fees, costs and expenses (the “Commercial Creditors Position”). The Company has paid to the Commercial Creditors an amount of interest that the Company considers to be undisputed, which was calculated by application of the Company’s Position (the “Undisputed Portion”).

On July 26, 2006, the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”) issued a ruling reversing the District Court’s previous ruling regarding Pendency Interest that interest on unpaid amounts was to be determined by the higher of fixing the interest rate for floating rate debt at the actual contractual non-default rates in effect when the Company commenced its Chapter 11 Proceeding or 6.28%, and that higher default rates of interest were not to be applied. The Court of Appeals concluded that there is a presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting the Company’s Commercial Creditors to recover fees, costs and expenses where permitted by relevant loan agreements and state law. The Court of Appeals remanded the matter to the District Court for further proceedings to determine (a) whether the Interest Rate Presumption, when considered with countervailing equitable considerations, should be applied to the Company’s debt obligations to its Commercial Creditors and (b) the amount, if any, of additional interest and the amount, if any, of fees, costs and expenses to be paid by the Company to its Commercial Creditors (the “Court of Appeals decision”). On August 9, 2006, the Company filed a petition for rehearing en banc with the Court of Appeals requesting that the Court of Appeals reconsider the issues previously addressed regarding Pendency Interest and fees, costs and expenses. In November 2006, the Court of Appeals denied this petition. On November 21, 2006, the Company filed a petition for a writ of certiorari requesting the Supreme Court of the United States to review the Court of Appeals decision.

Note 16 – Proceeding Under Chapter 11 (continued)

The Company is uncertain as to when the Supreme Court of the United States will determine whether to grant the petition for the writ of certiorari.

As of December 31, 2006, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2006, the Company has estimated its interest liability payable to the Commercial Creditors to be within a range of $68.3 and $207.9. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2006 and 2005, the amount of interest included in the caption “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $68.3 and $66.3, respectively. These amounts are substantially comprised of (a) interest on the principal portion of Commercial Creditor claims relating to floating rate debt during the Chapter 11 Proceeding until the Effective Date determined by fixing the interest rate for floating rate debt at the contractual non-default rates in effect when the Company commenced its Chapter 11 Proceeding plus (b) interest on such amount of interest for periods following the Effective Date determined by applying a five percent (5%) interest rate less (c) the Undisputed Portion.

Reorganization Costs

The Company has incurred and will continue to incur costs associated with (a) the matters related to the Chapter 11 Proceeding that will be resolved by the District Court and the Court of Appeals, and (b) the implementation of the Joint Plan of Reorganization. The aggregate amount of these costs, which are being expensed as incurred, are recorded in the caption “Other nonoperating income, net” in the consolidated statements of income. For the years ended December 31, 2006, 2005 and 2004, the Company’s reorganization costs included legal expenses of $1.3, $2.0 and $5.1, respectively, and administrative expenses of $1.5, $1.4 and $2.1, respectively.

Note 17 – Commitments and Contingencies

Chapter 11 Related Matters

Insurance Receivable

The total “Anticipated implant insurance receivable” of $184.8 and $265.4 as of December 31, 2006 and 2005, respectively, represented amounts to be received by the Company pursuant to settlements with the Company’s insurance carriers. The principal uncertainties that exist with respect to the realization of the “Anticipated implant insurance receivable” include the ultimate cost of resolving implant litigation and claims, the results of settlement negotiations with insurers, and the extent to which insurers may become insolvent in the future. Management believes that, while uncertainties regarding this asset continue to exist, these uncertainties are not reasonably likely to result in a material adverse change to the Company’s financial position or results of operations, and that it is probable that this asset will ultimately be realized. This belief is further supported by the fact that the Company received insurance recoveries of $1,391.4 from September 1, 1994 through December 31, 2006, and entered into settlements with certain insurers for future reimbursement.

Implant Reserve

As of December 31, 2006 and 2005, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,719.3 and $1,813.5, respectively, to reflect the Company’s estimated remaining obligation to fund the resolution of breast implant claims pursuant to the Company’s Chapter 11 plan of reorganization and other breast implant litigation related matters (see Note 16 for further discussion). During the years ended December 31, 2006, 2005 and 2004, the Company recorded $21.7, $21.0 and $12.1, respectively, in the caption “Other nonoperating income, net” to reflect a credit for the future value equivalent of early payments from restricted insurance proceeds to the Settlement Facility.

Note 17 – Commitments and Contingencies (continued)

Such early payments to the Settlement Facility totaled $414.0, $346.3 and $306.0 as of December 31, 2006, 2005 and 2004, respectively.

Accrued Interest

As of December 31, 2006 and 2005, the amount of interest included in the caption “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay interest to the Commercial Creditors in the Chapter 11 Proceeding was $68.3 and $66.3, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the Court of Appeals (see Note 16 for further discussion). The Company’s results reflected interest expense for the amount of interest potentially payable to the Commercial Creditors of $2.0, $3.1, and $95.5 for the years ended December 31, 2006, 2005 and 2004, respectively.

Co-Insurance Payable

As of December 31, 2006 and 2005, the amount payable pursuant to the “Insurance Allocation Agreement” recorded in the consolidated balance sheets was $32.9 and $46.8, respectively. Of the total amount payable, $13.0 and $10.6 were recorded as “Other current liabilities” in the consolidated balance sheets as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, $19.9 and $36.2, respectively, were included in the caption “Co-insurance payable” in the Company’s consolidated balance sheets (see Note 16 for further discussion).

Risks and Uncertainties

While the Company does not anticipate a need to further revise amounts recorded in its consolidated financial statements for these Chapter 11 related matters, as additional facts and circumstances develop, it is at least reasonably possible that amounts recorded in the Company’s consolidated financial statements may be revised. Future revisions, if required, could have a material effect on the Company’s financial position or results of operations in the period or periods in which such revisions are recorded. Since any specific future developments, and the impact such developments might have on amounts recorded in the Company’s consolidated financial statements, are unknown at this time, an estimate of possible future adjustments cannot be made.

Tax Matters

In May 1999, the Company received a Statutory Notice of Deficiency (the “Notice”) from the United States Internal Revenue Service (“IRS”). The Notice asserted tax deficiencies totaling approximately $65.3 relating to the Company’s consolidated federal income tax returns for the 1995 and 1996 calendar years. In August 2004, the Company received a Notice of Proposed Adjustment (the “Adjustment Notice”) from the IRS related to the Company’s consolidated federal income tax returns for the 1997, 1998, and 1999 calendar years. The Adjustment Notice asserted tax deficiencies totaling approximately $116.9. The issues addressed in the Notice and the Adjustment Notice, along with related issues for the periods 2000 through 2003, were settled with the IRS during the year ended December 31, 2006 for approximately $13.5 in conjunction with the completion of the IRS audit covering the periods 1992 through 2003 (the “IRS Audit”). Based upon established reserves, the resolution of the IRS Audit resulted in a $66.6 reduction in “Income tax provision” as reported in the consolidated statements of income for the year ended December 31, 2006.

Environmental Matters

The Company had been advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal sites. Management believes that there are 18 sites at which the Company may have some liability, although management expects to settle the Company’s liability for eight of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $29.6.

Note 17 – Commitments and Contingencies (continued)

Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2006 and 2005, was $2.4 and $2.9, respectively.

As additional facts and circumstances develop, it is at least reasonably possible that either the accrued liability or the recorded receivable related to environmental matters may be revised. While there are a number of uncertainties with respect to the Company’s estimate of its ultimate liability for cleanup costs at these hazardous waste disposal sites, management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company’s consolidated financial position or results of operations. This opinion is based upon the number of identified PRP’s at each site, the number of such PRP’s that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

As a result of financial provisions recorded with respect to breast implant liabilities, the Company had been unable to meet certain federal and state environmental statutory financial ratio tests. Consequently, in order for the Company to continue to operate hazardous waste storage facilities at certain plant sites, the states involved required the Company to establish trusts to provide for aggregate estimated closure, post-closure, corrective action and potential liability costs. Interest on the funds held in trust were available to the Company under certain circumstances, and the amount required to be held in trust varied annually. During the year ended December 31, 2005, the Company satisfied the financial ratio requirements specified by the State of Michigan and $23.2 reverted to the Company. During the year ended December 31, 2006, the Company satisfied the financial ratio requirements specified by the State of North Carolina and $0.7 reverted to the Company. As of December 31, 2006, the Company no longer has any requirement to maintain restricted funds in environmental trusts.

Other Regulatory Matters

Companies that manufacture and sell chemical products may experience risks under current or future laws and regulations, which may result in significant costs and liabilities. The Company routinely conducts health, toxicological and environmental tests of its products. The Company cannot predict what future legal, regulatory or other actions, if any, may be taken regarding the Company’s products or the consequences of their production and sale. Such actions could result in significant losses, and there can be no assurance that significant losses would not be incurred. However, based on currently available information, the Company’s management does not believe that any such actions would have a material adverse effect on the Company’s financial condition or results of operations.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $39.1 in 2006, $34.3 in 2005 and $32.2 in 2004. The minimum future rental payments required under noncancellable operating leases at December 31, 2006, in the aggregate, are $396.7 including the following amounts due in each of the next five years: 2007 - $97.0, 2008 - $85.5, 2009 - $84.1, 2010 - $85.6 and 2011 - $5.4.

Note 17 – Commitments and Contingencies (continued)

Guarantees

Guarantees arise during the ordinary course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The maximum amount of potential future payments under such guarantees of the Company was $5.6 and $6.3 at December 31, 2006 and 2005, respectively, primarily related to guarantees of housing loan obligations of certain employees of the Company’s subsidiaries in Japan. Such guarantees have various expiration dates and typically span approximately 20 years. The Company’s estimated potential obligation under these guarantees is not material to the consolidated financial statements and no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2006 and 2005.

The Company also has guarantees related to its performance under certain operating lease arrangements and the residual value of leased assets. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Expiration dates vary, and certain leases contain renewal options. The maximum amount of future payments the Company was potentially obligated to make for guarantees of residual values of leased assets was $4.6 and $3.8 at December 31, 2006 and 2005, respectively. Management believes that, based on facts and circumstances, the Company’s estimated potential obligation under its residual value lease guarantees is not material to the Company’s consolidated financial statements and as such, no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2006 and 2005.

Warranties

In the normal course of business to facilitate sales of its products, the Company has issued product warranties, and it has entered into contracts and purchase orders that often contain standard terms and conditions that typically include a warranty. The Company’s warranty activities do not have a material impact on the Company’s consolidated financial position or results of operations.

Note 18 – Related Party Transactions

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning, and their affiliates. The following tables summarize related party transactions and balances with the Company’s shareholders.

	Year ended December 31,
	2006	2005	2004
Sales to Dow Chemical	$8.9	$9.5	$8.6
Sales to Corning	12.1	8.7	7.4
Purchases from Dow Chemical	62.3	61.9	54.6

	December 31,
	2006	2005
Accounts Receivable from Dow Chemical	$0.4	$1.6
Accounts Receivable from Corning	1.0	0.6
Accounts Payable to Dow Chemical	4.1	5.1

In addition, non-wholly owned consolidated subsidiaries of the Company have transactions in the normal course of business with their minority shareholders. The following tables summarize related party transactions and balances between these non-wholly owned consolidated subsidiaries and their minority owners.

	Year ended December 31,
	2006	2005	2004
Sales to minority owners	$264.1	$162.1	$80.1
Purchases from minority owners	4.9	10.3	7.3

	December 31,
	2006	2005
Accounts receivable from minority owners	$78.2	$34.1
Accounts payable to minority owners	1.3	4.1

Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

In addition, DCT loans excess funds to its minority shareholder Toray Industries, Inc. The amount of loans receivable at December 31, 2006 and 2005 was $31.9 and $5.9, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

DOW CORNING CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION

YEARS ENDED DECEMBER 31, 2006 AND 2005 (Unaudited)

(in millions of dollars except share data)
Quarter	March 31	June 30	September 30	December 31
2006
Net sales	$1,027.4	$1,061.8	$1,140.7	$1,161.7
Gross profit	351.6	361.4	395.8	419.0
Net income	138.0	207.3	156.0	167.1
Net income per share	55.20	82.92	62.40	66.84
Dividends declared per share	-	32.00	-	40.00

2005
Net sales	$982.5	$1,007.1	$946.4	$942.7
Gross profit	345.8	357.5	318.5	289.7
Net income	135.9	154.2	116.4	100.0
Net income per share	54.36	61.68	46.56	40.00
Dividends declared per share	-	12.00	-	24.00

Samsung Corning Precision
Glass Co., Ltd.
Financial Statements
As of December 31, 2006 and 2005
and for the years ended
December 31, 2006, 2005 and 2004

Samsung Corning Precision Glass Co., Ltd.
Index
December 31, 2006 and 2005
And for the years ended December 31, 2006, 2005 and 2004

Page(s)
Report of Independent Registered Public Accounting Firm	162
Financial Statements
Balance Sheets	163
Statements of Income	164
Statements of Cash Flows	165
Notes to Financial Statements	166–174

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Samsung Corning Precision Glass Co., Ltd.

In our opinion, the accompanying balance sheets and the related statements of income and cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Glass Co., Ltd. (the “Company”) at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles which, as described in Note 2, are generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Samil PricewaterhouseCoopers
Seoul, Korea
February 14, 2007

Balance Sheets	Samsung Corning Precision Glass Co., Ltd.

	December 31,
(In thousands, except share and per share amounts)	2006	2005
Assets
Current assets
Cash and cash equivalents	$156,160	$162,749
Short-term financial instruments	301,984	-
Accounts and notes receivable
Customers, net of allowance for doubtful accounts
of $1,767 and $1,898	79,714	77,965
Related parties	65,281	110,098
Inventories	25,952	27,338
Prepaid value added tax	22,193	17,834
Other current assets	10,518	4,227
Total current assets	661,802	400,211
Property, plant and equipment, net	2,474,162	1,819,808
Other non-current assets	34,951	27,841
Total assets	3,170,915	2,247,860
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	28,140	56,877
Accounts payable
Trade accounts payable	4,120	7,910
Non-trade accounts payable	67,334	46,886
Related parties	52,965	136,294
Income taxes payable	84,350	126,019
Accrued bonus payable	38,710	31,085
Other current liabilities	8,198	10,621
Total current liabilities	283,817	415,692
Long-term debt	-	28,396
Accrued severance benefits, net	10,776	7,155
Deferred income tax liabilities	114,412	78,506
Total liabilities	409,005	529,749
Commitments and contingencies
Stockholders’ equity
Preferred stock: par value $8.51 per share, 153,190 shares
authorized, 41,000 shares issued and outstanding	349	349
Common stock: par value $10.0217 per share, 30,000,000 shares authorized, 17,400,000 shares and 2,400,000 shares
issued and outstanding	174,377	20,040
Retained earnings	2,235,588	1,528,270
Accumulated other comprehensive income	351,596	169,452
Total stockholders’ equity	2,761,910	1,718,111
Total liabilities and stockholders’ equity	$3,170,915	$2,247,860

Statements of Income	Samsung Corning Precision Glass Co., Ltd.

	Years ended December 31,
(In thousands)	2006	2005	2004
Net sales
Related parties	$1,267,271	$876,182	$525,527
Other	847,533	784,099	571,324
	2,114,804	1,660,281	1,096,851
Cost of sales	604,702	426,535	276,599
Gross profit	1,510,102	1,233,746	820,252
Selling and administrative expenses	56,807	54,023	38,050
Research and development expenses	31,249	39,386	30,706
Royalty expenses to related parties	99,265	81,233	52,260
Operating income	1,322,781	1,059,104	699,236
Other income (expense)
Interest income	18,708	4,432	3,006
Interest expenses	(691)	(4,112)	(2,365)
Foreign exchange gain, net of losses	1,068	14,070	7,498
Donations	(17,438)	(15,124)	(5,333)
Other income (expense), net	2,437	128	(690)
Income before income taxes	1,326,865	1,058,498	701,352
Provision for income taxes	198,426	210,895	140,715
Net income	$1,128,439	$847,603	$560,637

Statements of Cash Flows	Samsung Corning Precision Glass Co., Ltd.

	Years ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities
Net income	$1,128,439	$847,603	$560,637
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation	239,664	183,341	111,077
Foreign exchange gain, net of losses	(3,991)	(13,155)	(8,373)
Deferred income tax expense	32,186	31,488	20,619
Other, net	12,180	3,218	3,819
Changes in operating assets and liabilities
Accounts and notes receivable	60,001	(67,059)	(41,745)
Inventories	3,790	(9,202)	(981)
Prepaid VAT and other current assets	(9,017)	(3,123)	1,614
Accounts payable and other current liabilities	(92,366)	59,029	63,406
Net cash provided by operating activities	1,370,886	1,032,140	710,073
Cash flows from investing activities
Purchases of property, plant and equipment	(765,073)	(559,184)	(661,541)
Purchases of short-tem finance instruments	(293,203)	-	-
Payment of leasehold deposits	(1,769)	1,574	(7,091)
Other, net	(2,847)	(1,132)	(2,219)
Net cash used in investing activities	(1,062,892)	(558,742)	(670,851)
Cash flows from financing activities
Net decrease in short-term borrowings	-	(29,296)	14,089
Proceeds from issuance of long-term debt	-	-	91,183
Repayment of long-term debt	(60,310)	(25,287)	(25,229)
Proceeds from issuance of common stock	154,337	-	-
Payment of cash dividend	(421,121)	(315,028)	(147,668)
Net cash used in financing activities	(327,094)	(369,611)	(67,625)
Effect of exchange rate changes on cash
and cash equivalents	12,511	13,647	6,790
Net increase (decrease) in cash and cash equivalents	(6,589)	117,434	(21,613)
Cash and cash equivalents
Beginning of year	162,749	45,315	66,928
End of year	$156,160	$162,749	$45,315
Supplemental cash flow information
Cash paid for interest	$522	$3,857	$2,275
Cash paid for income taxes	217,358	160,865	65,325

Notes to Financial Statements	Samsung Corning Precision Glass Co., Ltd.

1. Organization and Nature of Operations

Samsung Corning Precision Glass Co., Ltd. (the “Company”) was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated (“Corning”) located in the U.S.A. and domestic companies in Korea.

As of December 31, 2006, the issued and outstanding number of common shares of the Company is 17,400,000, 50% of which are owned by Corning Hungary Data Services Limited Liability Company, a subsidiary of Corning, 42.6% by Samsung Electronics Co., Ltd. and 7.4% by another domestic shareholder.

The Company operates in one business segment, the production and marketing of precision flat glass substrates. Glass substrates provided by the Company are used to make TFT-LCD (Thin-Film Transistor Liquid Crystal Display) panels for notebook computers, LCD monitors, LCD TVs and other handheld devices such as digital cameras, PDAs and navigators. The Company’s major customers are Korean LCD panel makers such as Samsung Electronics Co., Ltd. and LG Philips LCD Co. The Company’s current market is primarily limited to companies incorporated in Korea.

2. Summary of Significant Accounting Policies

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting records of the Company are expressed in Korean Won and are maintained in accordance with the laws and regulations of the Republic of Korea. Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below.

Foreign Currencies

The Company operates primarily in Korean Won, its local and functional currency. The Company has chosen the U.S. Dollar as its reporting currency. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, revenues and expenses have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the exchange rates on the balance sheet date. Equity accounts have been translated at historical rates. The resulting translation gain or loss adjustments are recorded directly as a separate component of stockholders’ equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the income statement as incurred. Assets and liabilities denominated in currencies other than the functional currency are translated at the exchange rates at the balance sheet date and the related exchange gains or losses are recorded in the statement of income.

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

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements and disclosures. The most significant estimates and assumptions relate to the useful life of property, plant and equipment, allowance for uncollectible accounts receivable, contingent liabilities, inventory valuation, impairment of long-lived assets and allocated expenses. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.

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

Property and Depreciation

Property, plant and equipment (“PP&E”) are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Buildings	20–40 years
Machinery and equipment	1.5–8 years
Vehicle, tools, furniture and fixtures	2–8 years

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

2. Summary of Significant Accounting Policies (continued)

The Company has funds deposited at the Korean National Pension Fund in accordance with National Pension Funds Law. The use of the deposit is restricted to the payment of severance benefits. Accordingly, accrued severance benefits in the accompanying balance sheet are presented net of this deposit.

In addition, accrued severance benefits are funded at approximately 60% as of December 31, 2006 and 2005, respectively, through a group severance insurance plan and are presented as a deduction from accrued severance benefits.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of adopting this Interpretation on financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 will have a material impact on its financial position, results of operations, and cash flows.

3. Inventories

Inventories consist of the following:

(In thousands)	2006	2005
Finished goods	$7,984	$9,357
Semi-finished goods	8,937	11,628
Raw materials	4,974	3,035
Auxiliary materials	4,057	3,318
	$25,952	$27,338

4. Property, Plant and Equipment

Property, plant and equipment comprise the following:

(In thousands)	2006	2005
Building	$854,772	$643,140
Machinery and equipment	1,387,334	997,468
Vehicle, tools, furniture and fixtures	108,892	85,222
	2,350,998	1,725,830
Less: accumulated depreciation	(553,100)	(329,726)
	1,797,898	1,396,104
Land	55,759	51,057
Construction-in-progress	620,505	372,647
	$2,474,162	$1,819,808

5. Transactions with Related Parties

In the normal course of business, the Company sells its products to Samsung Electronics Co., Ltd., Corning and Samsung Corning Co., Ltd. (“SSC”, a Korean-based company in which Samsung and Corning each own a 50% interest), purchases semi-finished goods from Corning and purchases property, plant and equipment from Samsung affiliates and Corning. In addition, the Company pays a 5% royalty on net sales amounts of certain products to Corning and Corsam Glasstec R&D Center, in which Corning and SSC each own a 50% interest. A summary of these transactions and related receivable and payable balances as of December 31 is as follows:

2006	Sales[1]	Purchases[2]	Expenses	Receivables	Payables
(In thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$1,224,381	$-	$6,069	$63,370	$108
Samsung Corporation	42	42,463	155	2	1,216
Samsung Engineering Co., Ltd.	-	84,282	1,039	-	14,085
Samsung SDS Co., Ltd.	-	6,214	11,370	-	4,416
Others	276	26,538	36,001	49	13,646
	1,224,699	159,497	54,634	63,421	33,471
Corning	41,376	98,529	80,723	1,810	18,718
Samsung Corning Co., Ltd.	1,196	-	7,683	50	776
Corsam Glasstec R&D Center	-	-	18,698	-	-
	$1,267,271	$258,026	$161,738	$65,281	$52,965

2005	Sales[1]	Purchases[2]	Expenses	Receivables	Payables
(In thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$800,703	$-	$12,514	$69,217	$3,000
Samsung Corporation	32	92,052	686	-	7,932
Samsung Engineering Co., Ltd.	-	120,305	573	-	93,802
Others	467	30,304	33,362	203	11,553
	801,202	242,661	47,135	69,420	116,287
Corning	71,199	115,645	68,568	40,559	17,698
Samsung Corning Co., Ltd.	3,781	-	6,858	119	666
Corsam Glasstec R&D Center	-	-	16,247	-	1,643
	$876,182	$358,306	$138,808	$110,098	$136,294

2004	Sales[1]	Purchases[2]	Expenses	Receivables	Payables
(In thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$441,146	$25,652	$5,970	$37,800	$25,384
Samsung Corporation	18	97,466	34	4	33,624
Samsung Engineering Co., Ltd.	-	118,962	-	-	44,656
Others	394	11,638	26,581	158	5,336
	441,558	253,718	32,585	37,962	109,000
Corning	76,327	95,811	41,808	11,533	4,256
Samsung Corning Co., Ltd.	7,642	114	6,360	869	754
Corsam Glasstec R&D Center	-	-	10,452	-	1,064
	$525,527	$349,643	$91,205	$50,364	$115,074

1	Gain and loss on foreign exchange forward contracts are included.
2	Purchases of property, plant and equipment are included.

6. Long-term Debt

Long-term debt at December 31, 2006 and 2005 consists of the following:

	Annual
(In thousands)	interest rate	2006	2005
Floating Rate Notes issued,
due through 2007	Libor + 0.64%	$28,140	$85,273
	Less: Current maturities	(28,140)	(56,877)
		$-	$28,396

The Floating Rate Notes issued in 2004 includes a covenant requiring the Company to maintain its total liabilities to not exceed 170% of its tangible net worth as defined in the related agreement. Another covenant requires Samsung affiliates to directly maintain at least 30% of the aggregate issued and outstanding common shares of the Company and management control of the Company.

7. Income Taxes

Income tax expense consists of the following:

(In thousands)	2006	2005	2004
Current	$166,240	$179,407	$120,096
Deferred	32,186	31,488	20,619
	$198,426	$210,895	$140,715

The following table reconciles the expected amount of income tax expense based on statutory rates to the actual amount of taxes recorded by the Company:

(In thousands)	2006	2005	2004
Income before taxes	$1,326,865	$1,058,498	$701,352
Statutory tax rate	27.5%	27.5%	29.7%
Expected taxes at statutory rate	364,888	291,087	208,302
Permanent differences
- Tax exemption for foreign investment	(142,257)	(71,555)	(51,199)
- Tax rate changes	(6,278)	7,892	5,640
- Tax credits, net of surtax effect	(20,009)	(13,733)	(21,495)
- Others, net	2,082	(2,796)	(533)
Income tax expense	$198,426	$210,895	$140,715
Effective tax rate	14.95%	19.92%	20.1%

The statutory tax rate is 27.5% for 2006 and 2005 and 29.7% for 2004, but the applicable tax rate is 15.84%, 20.74% and 22.40% for 2006, 2005 and 2004, respectively, due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law (“TPCL”). In accordance with the TPCL and the approval of the Korean government, the Company was exempted fully from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder’s equity until 2003 and 50% exemption for the subsequent two years.

7. Income Taxes (continued)

In 2006, the Company issued additional shares to extend the tax exemption period. As a result, the Company is fully exempt from corporate income taxes until 2010, and thereafter is subject a 50% tax exemption for a period of 2 years to 2012.

As a result of the revision of the Korean Corporation Tax Law, the statutory tax rate applicable from the beginning of 2005 was reduced to 27.5%. The Company recognized its deferred tax assets and liabilities as of December 31, 2006 and 2005 based on the revised tax rate and the expiring schedule of tax exemption for foreign investment.

Significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	2006	2005
Deferred income tax assets
Inventories	$725	$1,504
Accrued bonus payables	742	994
Other	132	293
	1,599	2,791
Deferred income tax liabilities
Property, plant and equipment	(107,510)	(76,792)
Accounts and notes receivable	(8,793)	-
Reserve for technology development	(2,642)	(3,893)
Other	(872)	-
	(119,817)	(80,685)
Deferred income tax liabilities, net	$(118,218)	$(77,894)

8. Stockholders’ Equity

The components of and changes in stockholders’ equity are as follows:

(In thousands)	2006	2005	2004
Preferred Stock	$349	$349	$349
Common Stock	174,377	20,040	20,040
Retained Earnings:
Balance at the beginning of year	1,528,270	995,695	582,726
Net income	1,128,439	847,603	560,637
Dividends paid to preferred shareholders	(1,266)	(3,678)	(2,488)
Dividends paid to common shareholders	(419,855)	(311,350)	(145,180)
Balance at end of year	2,235,588	1,528,270	995,695
Accumulated Other Comprehensive Income (Loss):
Balance at the beginning of year	169,452	125,322	(4,230)
Foreign currency translation adjustment	182,144	44,130	129,552
Balance at end of year	351,596	169,452	125,322
Total Stockholders’ Equity	$2,761,910	$1,718,111	$1,141,406

8. Stockholders’ Equity (continued)

Total comprehensive income is as follows:

(In thousands)	2006	2005	2004
Net income	$1,128,439	$847,603	$560,637
Foreign currency translation adjustment	182,144	44,130	129,552
Total comprehensive income	$1,310,583	$891,733	$690,189

Preferred Stock

There were 41,000 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2006 and 2005. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders’ meeting.

Retained Earnings

Retained earnings as of December 31, 2006 and 2005 comprised of the following:

(In thousands)	2006	2005
Appropriated
Legal reserve	$9,733	$ 9,733
Reserve for business development	30,800	30,800
Reserve for research and manpower development	11,943	14,164
Voluntary reserve	4,157	4,157
	56,633	58,854
Unappropriated	2,178,955	1,469,416
	$2,235,588	$1,528,270

Legal Reserve

The Commercial Code of the Republic of Korea requires the Company to appropriate a portion of the retained earnings as a legal reserve equal to a minimum of 10% of its cash dividends until such reserve equals 50% of its capital stock. The reserve is not available for dividends, but may be transferred to capital stock or used to reduce accumulated deficit, if any, through resolution by the Company’s shareholders.

Reserve for Business Development

Pursuant to the Corporate Income Tax Law of Korea, the Company is allowed to appropriate a portion of the retained earnings as a reserve for business development. This reserve is not available for dividends, but may be transferred to capital stock or used to reduce accumulated deficit, if any, through resolution by the Company’s shareholders.

Reserve for Research and Manpower Development

Pursuant to the former Korean Tax Exemption and Reduction Control Law and the Korean Tax Preference Control Law, the Company appropriates a portion of the retained earnings as a reserve for research and manpower development. This reserve is not available for dividends until it is used for the specified purpose or reversed.

8. Stockholders’ Equity (continued)

Voluntary Reserve

The Company appropriates a certain portion of retained earnings pursuant to shareholder resolution as a voluntary reserve. This reserve may be reversed and transferred to unappropriated retained earnings by the resolution of shareholders and may be distributed as dividends after reversal.

9. Commitments and Contingencies

Credit Facilities

The Company has overdraft facilities up to $5,932 thousand, general loan facilities up to $53,926 thousand and trade financing facility up to $5,000 thousand with local banks as of December 31, 2006. As of December 31, 2006, there are no outstandings under credit facilities.

Business and Credit Risk Concentration

The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management’s estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company’s customers. Four of the five major customers of the Company are domestic TFT-LCD makers incorporated in Korea and another is a domestic Color-Filter maker incorporated in Korea. Trade accounts receivables from these five major customers are 98% and 83% of total trade accounts receivable of the Company as of December 31, 2006 and 2005, respectively, and revenues from these five major customers constitute 98%, 94% and 90% of total revenues of the Company for the years ended December 31, 2006, 2005 and 2004, respectively.

Pending Litigation

As of December 31, 2006, the Company is a co-defendant in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (the “Creditors”) for alleged breach of an agreement that the Company and thirty other Samsung affiliates (collectively “Samsung affiliates”) entered into with the Creditors in September 1999. According to the Agreement, Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (“SLI”) by December 31, 2000, which were transferred to the Creditors in connection with the petition for court receivership of Samsung Motor Inc. (“SMI”). In the event that the sales proceeds fall short of $2.64 billion, Samsung affiliates have agreed to compensate the Creditors for the shortfall, by other means, including Samsung affiliates’ participation in any equity offering or subordinated debentures to be issued by the Creditors. Any excess proceeds over $2.64 billion are to be distributed to Samsung affiliates.

As of December 31, 2006, the shares of SLI have not been sold. The suit asks for actual and punitive damages of $5.11 billion plus penalty interest.

The Company believes that although the outcome of these matters is uncertain, the likelihood of a material loss for the Company is remote. Accordingly, no provision for potential losses arising from this claim is reflected in the accompanying financial statements.