Form 10-Q
period 2007-03-31
CORNING INC /NY
filed 2007-04-27
CIK 24741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

Commission file number 1-3247

CORNING INCORPORATED

(Exact name of Registrant as specified in its charter)

New York	16-0393470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverfront Plaza, Corning, New York	14831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 607-974-9000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,572,789,335 shares of Corning’s Common Stock, $0.50 Par Value, were outstanding as of April 16, 2007.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2007	2006

Net sales	$1,307	$1,262
Cost of sales	716	689

Gross margin	591	573

Operating expenses:
Selling, general and administrative expenses	214	223
Research, development and engineering expenses	130	124
Amortization of purchased intangibles	3	3
Restructuring, impairment and other charges (Note 2)		6
Asbestos settlement (Note 3)	110	185

Operating income	134	32

Interest income	37	24
Interest expense	(21)	(20)
Loss on repurchase of debt	(15)
Other income, net	32	20

Income before income taxes	167	56
(Provision) benefit for income taxes (Note 5)	(56)	2

Income before minority interests and equity earnings	111	58
Minority interests		(1)
Equity in earnings of affiliated companies, net of impairments (Note 9)	216	200

Net income	$327	$257

Basic earnings per common share (Note 6)	$0.21	$0.17
Diluted earnings per common share (Note 6)	$0.20	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	March 31, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$1,123	$1,157
Short-term investments, at fair value	1,765	2,010
Total cash, cash equivalents and short-term investments	2,888	3,167
Trade accounts receivable, net of doubtful accounts and allowances - $23 and $21	781	746
Inventories (Note 8)	685	639
Deferred income taxes (Note 5)	38	47
Other current assets	237	199
Total current assets	4,629	4,798

Investments (Note 9)	2,588	2,522
Property, net of accumulated depreciation - $4,235 and $4,087	5,281	5,193
Goodwill and other intangible assets, net (Note 10)	314	316
Deferred income taxes (Note 5)	116	114
Other assets	233	122

Total Assets	$13,161	$13,065

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$20	$20
Accounts payable	551	631
Other accrued liabilities (Notes 3 and 11)	1,660	1,668
Total current liabilities	2,231	2,319

Long-term debt (Note 4)	1,466	1,696
Postretirement benefits other than pensions	740	739
Other liabilities (Notes 3 and 11)	1,034	1,020
Total liabilities	5,471	5,774

Commitments and contingencies (Note 3)
Minority interests	46	45
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,586 million and 1,582 million	793	791
Additional paid-in capital	12,071	12,008
Accumulated deficit	(4,668)	(4,992)
Treasury stock, at cost; Shares held: 18 million and 17 million	(222)	(201)
Accumulated other comprehensive loss (Note 15)	(330)	(360)
Total shareholders’ equity	7,644	7,246

Total Liabilities and Shareholders’ Equity	$13,161	$13,065

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$327	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150	141
Amortization of purchased intangibles	3	3
Asbestos settlement	110	185
Restructuring, impairment and other charges		6
Loss on repurchases of debt	15
Stock compensation charges	36	32
Undistributed earnings of affiliated companies	(67)	(70)
Deferred tax benefit		(62)
Restructuring payments	(11)	(4)
Customer deposits, net of (credits) issued	(33)	(8)
Employee benefit payments (in excess of) less than expense	(92)	15
Changes in certain working capital items:
Trade accounts receivable	(28)	(65)
Inventories	(42)	(46)
Other current assets	(57)	(8)
Accounts payable and other current liabilities, net of restructuring payments	(121)	(195)
Other, net	3
Net cash provided by operating activities	193	181

Cash Flows from Investing Activities:
Capital expenditures	(262)	(280)
Net increase in long-term investments and other long-term assets		(77)
Short-term investments – acquisitions	(553)	(858)
Short-term investments – liquidations	798	735
Net cash used in investing activities	(17)	(480)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(8)	(4)
Retirements of long-term debt	(238)
Proceeds from issuance of common stock, net	4	6
Proceeds from the exercise of stock options	22	219
Other, net		(2)
Net cash (used in) provided by financing activities	(220)	219
Effect of exchange rates on cash	10
Net decrease in cash and cash equivalents	(34)	(80)
Cash and cash equivalents at beginning of period	1,157	1,342

Cash and cash equivalents at end of period	$1,123	$1,262

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. Corning is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement—in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106) (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12 “Omnibus Opinion-1967” (APB 12) (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. Corning is required to adopt EITF 06-10 effective January 1, 2008. Corning is currently assessing the impact of this EITF Issue.

2.	Restructuring, Impairment, and Other Charges

2007 Actions

In the first quarter of 2007, Corning did not incur any restructuring, impairment, or other charges.

The following table summarizes amounts related to existing restructuring reserves as of and for the three months ended March 31, 2007 (in millions):

	Reserve at January 1, 2007	Cash payments	Reserve at March 31, 2007
Restructuring activity:
Employee related costs	$40	$(8)	$32
Other charges	36	(3)	33
Total restructuring activity	$76	$(11)	$65

2006 Actions

In the first quarter of 2006, we recorded a $7 million charge for a revision to an existing restructuring plan for a German location in our Telecommunications segment.

The following table details the charges, credits, and balances of the restructuring reserves as of and for the three months ended March 31, 2006 (in millions):

	January 1, 2006	Revisions to existing plans	Net charges/ (reversals)	Cash payments in 2006	Reserve at March 31, 2006
Restructuring charges:
Employee related costs	$36	$7	$7	$(2)	$41
Other charges	49	(1)	(1)	(2)	46
Total restructuring charges	$85	$6	$6	$(4)	$87

Cash payments for employee-related costs will be substantially completed by the end of 2008, while payments for other charges will be substantially completed by the end of 2010.

3.	Commitments and Contingencies

Asbestos Settlement

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations (the PCC Plan). The proposed settlement, if the PCC Plan is approved and becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning also agreed to pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the PCC Plan becomes effective, with 5.5 percent interest from June 2004, and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of settlement.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the PCC Plan were held in the Bankruptcy Court in May 2004. In February 2006, the Bankruptcy Court requested that the PCC Plan proponents delete references to Section 105(a) of the Bankruptcy Code and resubmit the PCC Plan. The final round of oral argument was held on July 21, 2006.

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the PCC Plan for reasons it set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision.

If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the PCC Plan are reasonably likely to occur. The outcome of these proceedings is uncertain, and confirmation of the current PCC Plan or any amended PCC Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the components of the settlement, management believes that the likelihood of a material adverse impact to Corning’s financial statements is remote.

Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

In the first quarter of 2007, Corning recorded asbestos settlement expense of $110 million, including $101 million reflecting the increase in the value of Corning’s common stock from December 31, 2006 to March 31, 2007, and $9 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

In the first quarter of 2006, Corning recorded asbestos settlement expense of $185 million, including $182 million reflecting the increase in the value of Corning’s common stock from December 31, 2005 to March 31, 2006, and $3 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

If the book value of the assets to be contributed in the asbestos settlement remains lower than the carrying value of the settlement liability, a gain would be recognized at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $927 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, 25 million shares of our common stock and assigned insurance proceeds (in aggregate totaling $764 million at March 31, 2007) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation’s settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $163 million at March 31, 2007), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

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

We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning). The funding of the Dow Corning $150 million credit facility is subject to events connected to the Dow Corning Bankruptcy Plan. Refer to Note 8 (Investments) to the consolidated financial statements in our 2006 Form 10-K for a discussion of contingent liabilities associated with Dow Corning.

As of March 31, 2007, contingent guarantees totaled a notional value of $329 million, compared with $334 million at December 31, 2006. We also were contingently liable for purchase obligations of $244 million and $261 million, at March 31, 2007 and December 31, 2006, respectively. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Product warranty liability accruals for the quarter ended March 31, 2007 and 2006 were $27 million and $28 million, respectively, approximately the same balances as the preceding year ends.

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 8 (Investments) to the consolidated financial statements in our 2006 Form 10-K, and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2007, and December 31, 2006, Corning had accrued approximately $14 million (undiscounted) and $16 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

In the first quarter of 2007, we paid $238 million to redeem $223 million principal amount of our 6.25% Euro notes due 2010. We recognized a loss of $15 million upon the early redemption of these notes.

5.	Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):

	Three months ended March 31,
	2007	2006

Provision (benefit) for income taxes	$56	$(2)
Effective tax (benefit) rate	33.5%	(3.6%)

For the three months ended March 31, 2007, the effective tax rate reflected the following items:

•	The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. until an appropriate level of profitability is reached and sustained in the U.S.
•	The benefit of tax holidays and investment credits in Taiwan.
•

The impact of discrete items for which no tax benefit was recorded, including asbestos settlement expense of $110 million and a loss on the repurchase of debt of $15 million. Refer to Notes 3 (Commitments and Contingencies) and 4 (Debt) for additional information. Discrete items increased our effective tax rate by 14.3 percentage points.

For the three months ended March 31, 2006, the effective tax rate reflected the following items:

•	The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. until an appropriate level of profitability is reached and sustained in the U.S.
•	The benefit of tax holidays and investment credits in Taiwan and China.
•

The release of a $38 million valuation allowance on a portion of our German tax benefits because we achieved an appropriate level of profitability in certain of our German operations leading us to conclude that it is more likely than not that tax benefits are realizable and the impact of discrete items for which no tax benefit was recorded, including asbestos settlement expense of $185 million. Refer to Note 3 (Commitments and Contingencies) for additional information about this item. The net impact of the release of the valuation allowance and other discrete items reduced our effective tax rate by 18.5 percentage points.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements in the 2006 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2006 and this continues to be the case at March 31, 2007. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable. Until then, we will not record tax benefits (expenses) on losses (income) generated in the U.S.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary. The benefits of such arrangements phase out in various years (2006 through 2011) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 8 percentage points and 38 percentage points for the three months ended March 31, 2007 and 2006, respectively.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $25 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings of $4 million. The amount of unrecognized tax benefits at January 1, 2007 is $56 million of which $38 million would impact the Company’s effective tax rate, if recognized.

We recognized accrued interest and penalties associated with uncertain tax positions as part of tax expense. As of January 1, 2007, we had $4 million of accrued interest and penalties.

Corning Incorporated as the common parent company and all 80%-or-more-owned U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. All such returns for periods ended through December 31, 2004 have been audited by and settled with the Internal Revenue Service (IRS). We expect the IRS to begin the examination of our consolidated U.S. federal income tax returns for the years ended December 31, 2005 and December 31, 2006 in the fourth quarter of 2007.

Corning Incorporated and U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination, administrative appeals or litigation

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2000 onward), and Taiwan (2005 onward).

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended March 31,
	2007			2006
	Net income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$327	1,563	$0.21	$257	1,541	$0.17

Effect of dilutive securities:
Stock options and other dilutive
securities		37			51

Diluted earnings per common share	$327	1,600	$0.20	$257	1,592	$0.16

The following potential common shares were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):

	Three months ended March 31,
	2007	2006
Stock options and other dilutive securities excluded from the
calculation of diluted earnings per common share	35	27

7.	Significant Customer

On October 1, 2006, AU Optronics Corporation (AUO), a customer of the Display Technologies segment, completed its previously announced merger with Quanta Display Inc. (QDI), another customer of Corning’s Display Technologies segment. In addition, through two separate transactions, AUO now holds a 49% equity stake in Toppan CFI, a subsidiary of Toppan Printing Co., Ltd., also a customer of the Display Technologies segment.

For the three months ended March 31, 2007 and 2006, Corning’s combined sales to AUO, QDI and Toppan represented 10% and 14%, respectively, of the company’s consolidated net sales.

8.	Inventories

Inventories comprise the following (in millions):

	March 31, 2007	December 31, 2006
Finished goods	$128	$139
Work in process	265	233
Raw materials and accessories	142	125
Supplies and packing materials	150	142
Total inventories	$685	$639

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest	March 31, 2007	December 31, 2006
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$1,337	$1,380
Dow Corning Corporation	50%	782	683
Samsung Corning Co., Ltd.	50%	249	254
All other	25%-50% (1)	216	202
		2,584	2,519
Other investments		4	3
Total		$2,588	$2,522

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended March 31,
	2007	2006
Related Party Transactions:
Corning sales to affiliates	$8	$3
Corning purchases from affiliates	$5	$27
Dividends received from affiliates	$149	$129
Royalty income from affiliates	$31	$19
Corning transfers of assets, at cost, to affiliates	$28	$13

	March 31, 2007	December 31, 2006
Related Party Amounts:
Balances due from affiliates	$56	$26
Balances due to affiliates	$3	$8

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our three significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended March 31,
	2007	2006

Statement of Operations
Net sales	$484	$495
Gross profit	$333	$362
Net income	$236	$285
Corning’s equity in earnings of Samsung Corning Precision	$113	$140

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$1	$17
Dividends received from Samsung Corning Precision	$143	$126
Royalty income from Samsung Corning Precision	$29	$19
Corning transfers of machinery and equipment to Samsung Corning
Precision at cost (1)	$28	$13

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

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Precision Glass Co., Ltd.

As of March 31, 2007, balances due to and due from Samsung Corning Precision were $1 million and $52 million, respectively. As of December 31, 2006, balances due to and from Samsung Corning Precision were $2 million and $19 million, respectively.

As of April 2007, Samsung Corning Precision and Samsung Corning Co., Ltd. are two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors. Refer to the Samsung Corning Co., Ltd. section of this note for additional information.

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of 75 billion Korean won (approximately $77 million). Our ownership percentage was not affected by this capital contribution.

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S. based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended March 31,
	2007	2006

Statement of Operations
Net sales	$1,178	$1,027
Gross profit	$431	$352
Net income	$184	$138
Corning’s equity in earnings of Dow Corning	$92	$69

Related Party Transactions:
Corning purchases from Dow Corning	$3	$3

Balances due to Dow Corning were $1 million as of March 31, 2007 and December 31, 2006.

Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning. In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of March 31, 2007, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $171 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which was denied. It has filed a petition of writ of certiorari with the U.S. Supreme Court, which has also been denied. As of March 31, 2007, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $69 million to $212 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $69 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

In 1995, Corning fully impaired its investment in Dow Corning after it filed for bankruptcy protection. Corning did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that Dow Corning’s emergence from bankruptcy was probable. Corning considers the $249 million difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning’s equity to be permanent.

Samsung Corning Co., Ltd. (Samsung Corning)

Samsung Corning is a South Korea-based manufacturer of glass panels and funnels for cathode ray tube (CRT) television and display monitors.

Samsung Corning’s results of operations follow (in millions):

	Three months ended March 31,
	2007	2006

Statement of Operations
Net sales	$161	$185
Gross profit	$9	$8
Net loss	$(3)	$(44)
Corning’s equity in losses of Samsung Corning	$(1)	$(22)

Related Party Transactions:
Royalty income from Samsung Corning	$2

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Co., Ltd.

As of December 31, 2006, the balance due from Samsung Corning was $4 million.

In the first quarter of 2006, Corning reduced its investment in Samsung Corning by $21 million due to an impairment of long-lived assets incurred by Samsung Corning. The charge also reduced Corning’s equity earnings from Samsung Corning by $21 million.

In 2003, 2005, and 2006, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments and restructuring charges are likely to occur and Samsung Corning’s long-term financial viability may come into question. These events could result in Corning incurring an impairment of its investment in Samsung Corning. Corning management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning’s investment in Samsung Corning was $249 million at March 31, 2007.

Corning reviews the recoverability of all long-lived assets, including equity investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. As a result of the impairment events described above, Corning made an assessment of whether its investment in Samsung Corning had incurred an other-than-temporary impairment in the first quarter of 2007 and concluded that it had not. We will continue to monitor this investment.

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.6 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. To our knowledge, the SLI shares have not been sold. The suit asks for total damages of 4.73 trillion Korean Won (approximately $5.0 billion) plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.3% of the Samsung affiliates’ total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Variable Interest Entities

Corning leases certain transportation equipment from a trust that qualifies as a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN 46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning’s consolidated financial statements. The entity’s assets are primarily comprised of fixed assets which are collateral for the entity’s borrowings. These assets, amounting to approximately $29 million as of March 31, 2007 and December 31, 2006, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the trusts. Lease revenue generated by these trusts was $2 million and $1 million for the three months ended March 31, 2007 and 2006, respectively. Corning’s maximum exposure to loss as a result of its involvement with the trusts is estimated at approximately $15 million at March 31, 2007.

10.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2007. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Other (1)	Total

Balance at March 31, 2007	$118	$9	$150	$277

(1)	This balance relates to our Specialty Materials operating segment.

Other intangible assets follow (in millions):

	March 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$148	$115	$33	$147	$112	$35
Non-competition
agreements	117	117		116	116
Other	5	1	4	5	1	4

Total	$270	$233	$37	$268	$229	$39

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $10 million for 2007, $11 million in 2008, $11 million in 2009, and insignificant thereafter.

11.	Customer Deposits

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the three month period ended March 31, 2007, we had no additional deposit payments against orders. During the three months ended March 31, 2006, we received a total of $13 million of deposits against orders.

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

Customer deposits have been or will be received in the following periods (in millions):

				Three
				months
				ended		Estimated
				March	Remainder	2008 and
	2004	2005	2006	31, 2007	of 2007	Beyond	Total

Customer
deposits
received	$204	$457	$171	$0	$105	$0	$937

In 2006 and 2005, we issued credit memoranda which totaled $126 million and $29 million for the years, respectively. During the three months ended March 31, 2007 and 2006, we issued $33 million and $21 million, respectively, in credit memoranda. These credits are not included in the above table.

Customer deposit liabilities were $607 million and $633 million at March 31, 2007 and December 31, 2006, respectively, of which $207 million and $213 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006

Service cost	$14	$19	$3	$3
Interest cost	36	33	12	12
Expected return on plan assets	(45)	(41)
Amortization of net loss	7	9	2	3
Amortization of prior service cost	3	2	(1)	(1)
Total expense	$15	$22	$16	$17

Corning and certain of its domestic subsidiaries offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements. In response to rising health care costs, we changed our cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap equals 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. Further, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical upon retirement; however, these employees will pay 100% of the cost.

In the first quarter of 2007, we made a voluntary cash contribution of $106 million to our domestic defined benefit pension plan.

13.	Hedging Activities

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

Our most significant currency exposures relate to Japanese yen, Korean won, New Taiwanese dollar, and the Euro. We selectively enter into foreign exchange forward and option contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The objective of these contracts is to reduce the impact of exchange rate movements on our operating results.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates, at March 31, 2007 (in millions):

	Notional Amount	Fair Value
Foreign exchange forward contracts	$902	$(2)
Foreign exchange option contracts	$281	$2

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

Corning uses derivative instruments to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At March 31, 2007, the notional amount of the undesignated derivatives was $548 million.

Cash Flow Hedges

Corning has cash flow hedges that are comprised of foreign exchange forward and option contracts. These contracts are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and are recorded in the consolidated financial statements at fair value. The effective portion of unrealized gain or loss on these contracts is deferred and reported as a component of accumulated other comprehensive income on the consolidated balance sheet, until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At March 31, 2007, the amount of net gains expected to be reclassified into earnings within the next 12 months is $4 million.

Corning reviews its cash flow hedges on a regular basis to ensure that each hedge relationship continues to be highly effective. In circumstances where a hedge becomes ineffective, any deferred gain or loss is immediately reclassified into current earnings. Corning has recorded no ineffectiveness for the quarter ended March 31, 2007.

Fair Value Hedges

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded. There were no outstanding fair value hedges as of

March 31, 2007, or December 31, 2006.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income as part of the foreign currency translation adjustment. Net loss included in the cumulative translation adjustment at March 31, 2007 and December 31, 2006 was $139 million.

14.	Share-based Compensation

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the Worldwide Employee Share Purchase Plan (WESPP), based on estimated fair values. The Company elected to use the modified prospective transition method upon adoption of SFAS 123(R).

Share-based compensation cost recognized under SFAS 123(R) was approximately $36 million and $32 million for the three months ended March 31, 2007 and 2006, respectively, and included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock, and (4) the WESPP. No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the three months ended March 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term in	Value
	(in thousands)	Price	Years	(in thousands)
Options Outstanding as of
December 31, 2006	95,730	$24.19
Granted	2,019	$20.01
Exercised	(3,606)	$6.84
Forfeited and Expired	(455)	$50.36
Options Outstanding as of
March 31, 2007	93,688	$24.63	5.57	$767,765
Options Exercisable as of
March 31, 2007	78,982	$25.59	5.00	$702,132

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2007, there was approximately $47 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.65 years. Compensation cost related to stock options was approximately $18 million and $19 million for the three months ended March 31, 2007 and 2006, respectively.

Proceeds received from the exercise of stock options were $22 million for the three months ended March 31, 2007, and were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was approximately $52 million and $236 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes).

A lattice-based valuation model is used to estimate the fair values of option and restricted stock grants and incorporates the assumptions (including ranges of assumptions) noted in the table below. Expected volatility is based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), long-term historical volatility of Corning’s stock, and other factors.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended March 31,	Three months ended March 31,
	2007	2006
Expected volatility	39-54%	38-53%
Weighted-average volatility	51%	50%
Expected dividends	0	0
Risk-free rate	4.6-5.2%	1.0-8.1%
Average risk-free rate	4.8%	4.6%
Expected time to exercise (in years)	2.2-5.4	3.0-3.8
Pre-vesting departure rate	1.6-2.5%	1-4%
Post vesting departure rate	3.8-6.7%	4-7%

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2006, and changes during the three months ended March 31, 2007:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2006	817	$14.88
Granted	82	22.07
Vested	(15)	19.52
Forfeited	(22)	22.07
Nonvested shares at March 31, 2007	862	$15.30

As of March 31, 2007, there was approximately $5 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.26 years. Compensation cost related to time-based restricted stock was approximately $1 million for each of the three months ended March 31, 2007 and 2006.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock units as of December 31, 2006, and changes during the three months ended March 31, 2007:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2006	8,729	$15.70
Granted	812	21.08
Vested	(2,083)	11.41
Forfeited	(60)	19.93
Nonvested shares at March 31, 2007	7,398	$17.46

As of March 31, 2007, there was approximately $85 million of unrecognized compensation cost related to non-vested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.95 years. Compensation cost related to performance-based restricted stock was approximately $15 million and $11 million for the three months ended March 31, 2007 and 2006, respectively.

Worldwide Employee Stock Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock was 85% of the lower of the beginning-of-quarter or end-of-quarter closing market price through September 30, 2006. Effective October 1, 2006, the purchase price of the stock is 85% of the end-of-quarter closing market price. Compensation cost related to the WESPP was approximately $2 million for each of the three months ended March 31, 2007, and 2006. Shares purchased by employees was approximately 0.5 million and 0.4 million for the three months ended March 31, 2007 and 2006, respectively.

15.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended March 31,
	2007 (a)	2006 (a)

Net income	$327	$257
Other comprehensive income:
Change in unrealized gain on investments, net		1
Change in unrealized gain on derivative instruments, net	(37)	5
Reclassification adjustment relating to derivatives, net	28	(11)
Foreign currency translation adjustment, net	19	49
Amortization of prior pension costs, net	20
Change in minimum pension liability		(4)
Total comprehensive income	$357	$297

(a)	Other comprehensive income items for the three months ended March 31, 2007 and 2006 include zero net tax effects. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

16.	Operating Segments

Our reportable operating segments include Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences. The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods. The following provides a brief description of the products and markets served by each reportable segment:

•	Display Technologies - manufactures liquid crystal display glass for flat panel displays;
•	Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry;
•	Environmental Technologies - manufactures ceramic substrates and filters for automobile and diesel applications; and
•	Life Sciences - manufactures glass and plastic consumables for pharmaceutical and scientific applications.

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Life Sciences	All Other	Total
Three months ended
March 31, 2007
Net sales	$524	$439	$179	$76	$89	$1,307
Depreciation (1)	$81	$33	$21	$5	$8	$148
Amortization of
purchased intangibles		$3				$3
Research, development
and engineering
expenses (2)	$27	$19	$30	$12	$9	$97
Income tax provision	$(41)	$(14)	$(4)			$(59)
Earnings (loss) before
minority interest and
equity earnings (3)	$267	$28	$9		$(1)	$303
Equity in earnings of
affiliated companies	$113	$1			$9	$123
Net income	$380	$29	$9		$8	$426
Three months ended
March 31, 2006
Net sales	$547	$397	$155	$72	$91	$1,262
Depreciation (1)	$62	$42	$20	$5	$10	$139
Amortization of
purchased intangibles		$3				$3
Research, development
and engineering
expenses (2)	$30	$20	$30	$13	$8	$101
Restructuring, impairment
and other charges and
(credits) (before-tax and
minority interest)		$6				$6
Income tax provision	$(29)	$(6)			$(3)	$(38)
Earnings (loss) before
minority interest and
equity earnings (loss) (3)	$275	$(2)		$(5)	$2	$270
Minority interests		$1			$(2)	$(1)
Equity in earnings (loss)
of affiliated companies (4)	$142	$2	$(1)		$(13)	$130
Net income (loss)	$417	$1	$(1)	$(5)	$(13)	$399

(1)

Depreciation expense for Corning’s reportable segments is recorded based on the assets of each segment and also includes an allocation of depreciation of corporate property not specifically identifiable to a segment.

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

(4)

In the first quarter of 2006, equity in earnings (loss) of affiliated companies includes a charge of $21 million for Corning’s share of Samsung Corning’s impairment of certain manufacturing assets and other charges.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended March 31,
	2007	2006
Net income of reportable segments	$426	$399
Unallocated amounts:
Net financing costs (1)	8	(8)
Stock-based compensation expense	(36)	(32)
Exploratory research (2)	(28)	(21)
Corporate contributions	(14)	(8)
Equity in earnings of affiliated companies, net of impairments	93	70
Asbestos settlement (3)	(110)	(185)
Other corporate items (4)	(12)	42
Net income	$327	$257

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2)	Exploratory research includes $10 million of spending in 2007 on development programs such as silicon on glass, green lasers and micro-reactors.
(3)

The asbestos settlement arrangement to be incorporated into the Pittsburgh Corning Corporation (PCC) reorganization plan, when the reorganization plan becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe (PCE), and 25 million shares of Corning common stock to a trust. Corning also agreed to make cash payments over the six years from the effective date of the settlement and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of the settlement. The asbestos liability requires adjustment to fair value based upon movements in Corning’s common stock price prior to contribution of the shares to the trust as well as change in the estimated fair value of the other components of the settlement offer. In the first quarter of 2007 and 2006, Corning recorded a charge of $101 million and $182 million, respectively, to reflect the movement in Corning’s common stock price in each year and changes of $9 million and $3 million, respectively, to reflect changes in the estimated fair value of the other components of the settlement offer.

(4)	Other corporate items include the tax impact of the unallocated amounts. In addition, the following items are also included:
•	In the first quarter of 2007, loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010.
•	In the first quarter of 2006, a $38 million tax benefit from the release of our valuation allowance on Germany trade taxes.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the first quarter of 2007, this small number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display segment, four customers accounted for 72% of total segment sales.
•	In the Telecommunications segment, three customers accounted for 33% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 74% of total segment sales.
•	In the Life Sciences segment, one customer accounted for 48% of segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Taiwan and Japan. It is at least reasonably possible that the use of a facility located outside of an entity’s home country could be disrupted. Due to the specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, loss of these facilities could produce a near-term severe impact to our display business and the Company as a whole.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Our key priorities for 2007 remain unchanged from the previous three years: protect our financial health, improve our profitability, and invest in the future. During the first quarter of 2007, we made the following progress against these priorities:

Financial Health

Our balance sheet remains strong, and we generated significant positive cash flows from operating activities.

•	In the first quarter, we repurchased $223 million of our 6.25% Euro notes due in 2010.
•	Our debt to capital ratio declined from 19% at December 31, 2006, to 16% at March 31, 2007.
•	Operating cash flow in the first quarter of 2007 was $193 million.

Profitability

For the three months ended March 31, 2007, we generated net income of $327 million or $0.20 per share compared to net income of $257 million or $0.16 per share for the same period in 2006. The improvement in net income was due largely to the following items:

•

Lower asbestos settlement expense of $110 million in the first quarter of 2007 compared to expense of $185 million for the same period last year resulting from the change in fair value of Corning’s asbestos settlement liability. The change in fair value for the asbestos settlement liability was primarily attributable to the change in the value of 25 million shares of Corning’s common stock to be contributed to the proposed settlement. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements.

•	Higher sales and increased net income in the Telecommunications operating segment.
•	An increase in equity earnings primarily driven by the absence of an impairment charge for Samsung Corning which was recognized in the first quarter of last year.

Improvements in net income were offset somewhat by the absence of a $38 million valuation allowance release for a portion of the Company’s German deferred tax assets recorded in the first quarter of 2006.

Investing in Our Future

We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems. We remain committed to investing in research, development, and engineering to drive innovation and continue to work on technologies for glass substrates for active matrix liquid crystal display (LCD) glass substrates, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that enable fiber-to-the-premises.

Our research, development and engineering expenses for the three months ended March 31, 2007, increased by $6 million when compared to the same period last year but remained constant as percentage of net sales. We believe our spending levels are adequate to support our technology and innovation strategies.

Capital spending totaled $262 million and $280 million in the first quarter of 2007 and 2006, respectively. We remain committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. We expect our 2007 capital spending to be in the range of $1.1 billion to $1.2 billion, of which approximately $700 million will be directed toward our Display Technologies segment and approximately $100 million will be directed toward our Environmental Technologies segment. In addition, in April 2007, we announced a $300 million facility improvement plan for the Company’s Sullivan Park Research and Development campus near Corning, New York. The expansion is expected to be completed over a six-year period.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):

	Three months ended March 31,		% Change
	2007	2006	07 vs. 06

Net sales	$1,307	$1,262	4%

Gross margin	$591	$573	3%
(gross margin %)	45%	45%

Selling, general and administrative expenses	$214	$223	(4)%
(as a % of net sales)	16%	18%

Research, development and engineering expenses	$130	$124	5%
(as a % of net sales)	10%	10%

Restructuring, impairment and other charges	$0	$6	(100)%
(as a % of net sales)	0%	0%

Asbestos settlement	$110	$185	(41)%
(as a % of net sales)	8%	15%

Income before income taxes	$167	$56	198%
(as a % of net sales)	13%	4%

(Provision) benefit for income taxes	$(56)	$2	(2,900)%
(as a % of net sales)	(4)%	0%

Equity in earnings of affiliated companies, net of impairments	$216	$200	8%
(as a % of net sales)	17%	16%

Net income	$327	$257	27%
(as a % of net sales)	25%	20%

Net Sales

For the three months ended March 31, 2007, the net sales increase compared to the same period in 2006 was the result of year-over-year increased volumes in the Telecommunications and Environmental Technologies segments offset somewhat by lower sales in the Display Technologies segment. For Display Technologies, sales volume increases were more than offset by price declines. Movements in foreign exchange rates did not have a significant impact on sales for the first quarter of 2007 when compared with the first quarter of 2006.

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

Gross Margin

As a percentage of net sales, gross margin for the first quarter of 2007 was even with the same period last year. The improvement in overall gross margin dollars was due primarily to increased sales of the Telecommunications segment.

Selling, General and Administrative Expenses

For the first quarter of 2007, selling, general, and administrative expenses decreased $9 million when compared to the same period in 2006. As a percentage of sales, the decline equaled 2% for the first quarter of 2007 when compared to the first quarter of 2006. The decline in selling, general, administrative expenses was primarily due to lower compensation-related expenses in the first quarter of 2007 when compared to the first quarter of 2006.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

Research, development and engineering expenses increased by $6 million in the first quarter of 2007 when compared to the same period last year but remained consistent as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on the growth opportunities in those segments.

Restructuring, Impairment and Other Charges

There were no restructuring, impairment, and other charges recorded in the first quarter of 2007. In the first quarter of 2006, we recorded $6 million of restructuring expenses for revisions to existing plans. Refer to Note 2 (Restructuring, Impairment and Other Charges) to the consolidated financial statements for additional information.

Asbestos Settlement

The asbestos settlement activity relates to changes in the estimated fair value of certain items to be contributed by Corning under the Pittsburgh Corning Corporation (PCC) asbestos settlement agreement if the PCC Plan of Reorganization receives judicial approval. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Income Before Income Taxes

In addition to the items identified above, the following items had an impact on the results of our income before income taxes:

	Three months ended March 31,
	2007	2006

Loss on repurchases and retirement of debt, net	$(15)
Movements in exchange rates		$(23)

Provision for Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):

	Three months ended March 31,
	2007	2006

Provision (benefit) for income taxes	$56	$(2)
Effective tax (benefit) rate	33.5%	(3.6)%

For the three months ended March 31, 2007, the effective tax rate reflected the following items:

•	The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. until an appropriate level of profitability is reached and sustained in the U.S.
•	The benefit of tax holidays and investment credits in Taiwan.
•

The impact of discrete items for which no tax benefit was recorded, including asbestos settlement expense of $110 million and a loss on the repurchase of debt of $15 million. Refer to Notes 3 (Commitments and Contingencies) and 4 (Debt) to the consolidated financial statements for additional information. Discrete items increased our effective tax rate by 14.3 percentage points.

For the three months ended March 31, 2006, the effective tax rate reflected the following items:

•	The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. until an appropriate level of profitability is reached and sustained in the U.S.
•	The benefit of tax holidays and investment credits in Taiwan and China.
•

The release of a $38 million valuation allowance on a portion of our German tax benefits because we achieved an appropriate level of profitability in certain of our German operations leading us to conclude that it is more likely than not that tax benefits are realizable and the impact of discrete items for which no tax benefit was recorded, including asbestos settlement expense of $185 million. Refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements for additional information about this item. The net impact of the release of the valuation allowance and the other discrete items reduced our effective tax rate by 18.5 percentage points.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements in the 2006 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2006 and this continues to be the case at March 31, 2007. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable. Until then, we will not record tax benefits (expenses) on losses (income) generated in the U.S.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary. The benefits of such arrangements phase out in various years (2006 through 2011) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 8 percentage points and 38 percentage points for the three months ended March 31, 2007 and 2006, respectively.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $25 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings of $4 million. The amount of unrecognized tax benefits at January 1, 2007 is $56 million of which $38 million would impact the Company’s effective tax rate, if recognized.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended March 31,
	2007	2006
Samsung Corning Precision	$113	$140
Dow Corning Corporation	92	69
Samsung Corning	(1)	(22)
All other	12	13
Total equity earnings	$216	$200

Equity earnings for the first quarter of 2007 reflected earnings increases for Dow Corning Corporation and Samsung Corning, offset somewhat by a decline in equity earnings from Samsung Corning Precision, when compared to the same period in 2006. The decline in equity earnings for Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment.

The improvement in equity earnings recognized from Dow Corning for the three months ended March 31, 2007, compared to the same period in 2006, was largely attributable to a 15% increase in sales volume and the impact of a lower effective tax rate.

The improvement in Samsung Corning’s equity earnings was primarily due to the absence of an impairment charge, which was recognized in the first quarter of last year. In the first quarter of 2006, Corning reduced its investment in Samsung Corning by $21 million due to an impairment of long-lived assets incurred by Samsung Corning.

In 2003, 2005, and 2006, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market is expected to be negatively impacted by continued strong growth in the LCD glass market, it is reasonably possible that Samsung Corning may incur additional restructuring or impairment charges or operating losses in the foreseeable future. Samsung Corning is currently investing in several developing businesses which Samsung Corning management believes will offset the decline in conventional television glass market over time. Should these new businesses not achieve expected results, additional operating losses, asset impairments, and restructuring charges are likely to occur, and Samsung Corning’s long-term financial viability may come into question. These events could result in Corning incurring an additional impairment of its investment in Samsung Corning. Corning’s management believes it is more likely than not that an impairment of our investment will occur in the foreseeable future. Corning’s investment in Samsung Corning was $249 million at March 31, 2007.

Refer to Note 9 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning’s operating results.

Net Income

As a result of the above, our net income and per share data follow (in millions, except per share amounts):

	Three months ended March 31,
	2007	2006
Net income	$327	$257
Basic earnings per common share	$0.21	$0.17
Diluted earnings per common share	$0.20	$0.16
Shares used in computing per share amounts
Basic earnings per common share	1,563	1,541
Diluted earnings per common share	1,600	1,592

OPERATING SEGMENTS

Our reportable operating segments include Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences. The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods. The following provides a brief description of the products and markets served by each reportable segment:

•	Display Technologies - manufactures liquid crystal display glass for flat panel displays;
•	Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry;
•	Environmental Technologies - manufactures ceramic substrates and filters for automobile and diesel applications; and
•	Life Sciences - manufactures glass and plastic consumables for pharmaceutical and scientific applications.

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We included the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended March 31,		% Change
	2007	2006	07 vs. 06

Net sales	$524	$547	(4)%
Income before equity earnings	$267	$275	(3)%
Equity earnings of affiliated companies	$113	$142	(20)%
Net income	$380	$417	(9)%

The decrease in net sales for the first quarter of 2007 compared to the first quarter of 2006 reflects volume gains of 13% (measured in square feet of glass sold) which were more than offset by price declines. Year-over-year volume gains are driven by increased LCD monitor and TV market penetration, demand for larger-size substrates (generation 5 and above), and continued strong demand for glass for notebook computers. As demand for LCD television increases, we expect this business to become more seasonal. As expected, first quarter 2007 volume declined 12% from the seasonally strong fourth quarter of 2006. Although prices were down significantly compared to last year, prices declined only slightly compared to the fourth quarter of 2006 as we implemented a new pricing strategy at the beginning of 2007.

For the first quarter of 2007, large-size glass substrates accounted for 85% of total sales volumes, compared to 80% for the first quarter of 2006. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar – Japanese yen exchange rate. Sales in the first quarter of 2007 were not significantly impacted by movements in foreign exchange rates when compared to the first quarter of 2006.

For the three months ended March 31, 2007, income before equity earnings was down slightly resulting from a decrease in sales offset somewhat by lower manufacturing and operating expenses and an increase in royalty income from Samsung Corning Precision. Corning licenses certain of its patents to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

The decline in our equity earnings from Samsung Corning Precision for the first quarter of 2007 compared to the first quarter of 2006 was due to a decrease in sales. In the first quarter of 2007, net sales at Samsung Corning Precision reflected volume gains of 23%, which were more than offset by the impact of price declines when compared to the same period last year. First quarter 2007 volume declined 5%, and prices declined in the upper single digits (expressed as a percent) when compared to the fourth quarter of 2006. Equity earnings for the first quarter of 2007 were also impacted by an increase in manufacturing, operating, and royalty expenses. The impact of movements in foreign exchange rates was not significant during the first quarter of 2007 when compared to the same period last year. Equity earnings from Samsung Corning Precision are susceptible to movements in the U.S. dollar–Japanese yen and U.S. dollar–Korean won exchange rates.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. On October 1, 2006, AU Optronics Corporation (AUO), a customer of the Display Technologies segment, completed its previously announced merger with Quanta Display Inc. (QDI), another customer of Corning’s Display Technologies segment. In addition, through two recently announced transactions, AUO now holds a 49% equity stake in Toppan CFI, a subsidiary of Toppan Printing Co., Ltd., also a customer of the Display Technologies segment. As a result of these transactions, AUO, QDI, and Toppan CFI are considered to be a single customer reported as AUO. For the first quarter of 2007, AUO (including QDI and Toppan CFI), Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 72% of segment sales when combined.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. For the three months ended March 31, 2007, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for approximately 93% of Samsung Corning Precision sales.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment agreed to supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. In the first quarter of 2007, Corning did not receive any customer deposit payments and issued $33 million in credit memoranda. In the first quarter of 2006, Corning received $13 million of deposits and issued $21 million in credit memoranda. Refer to Note 11 (Customer Deposits) to the consolidated financial statements for additional information.

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

Outlook:

We expect to see a continuation of the overall industry growth and the trend toward large-size substrates driven by increased end market demand for LCD televisions. We have increased our estimates of volume growth in the LCD glass market to 35% to 40% in 2007. Our previous estimate was in the mid-30% range.

For the second quarter of 2007, we expect glass volumes of Corning’s wholly owned business and Samsung Corning Precision to increase in the range of 8% to 12%, both individually and in the aggregate, when compared to the first quarter of 2007. Price declines in the second quarter of 2007 for Corning’s wholly owned business are expected to be in the same range as the first quarter of 2007. Price declines at Samsung Corning are expected to mirror those of Corning’s wholly-owned business.

Although we believe that end market demand for LCD televisions, monitors, and notebooks remains strong, we are cautious about the potential negative impact that economic conditions and political tensions could have on consumer demand. There is no assurance that the end-market rates of growth will continue at the rates experienced in recent years, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes; prices; or other factors may lead to pauses in market growth. Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended March 31,		% Change
	2007	2006	07 vs. 06

Net sales:
Optical fiber and cable	$211	$205	3%
Hardware and equipment	228	192	19%
Total net sales	$439	$397	11%

Net income	$29	$1	2,800%

For the three months ended March 31, 2007, increases in segment sales were driven by market growth for telecommunications products. Movements in foreign exchange rates, primarily the Euro, did not have a significant impact on sales for the three months ended March 31, 2007, when compared to the same periods last year.

Effective April 1, 2006, Advance Cable Systems (ACS), an equity company affiliate, assumed responsibility for optical cable and hardware and equipment sales in Japan. Since April 1, 2006, ACS has been accounted for under the equity method and as a result, sales for the first quarter of 2007 are not comparable to sales for the first quarter of 2006. Sales of optical cable and hardware and equipment in Japan were $23 million in the first quarter of 2006.

The increase in net income for the three months ended March 31, 2007, when compared to the same period last year was due largely to the same factors as described above. Movements in exchange rates did not significantly impact the results for this operating segment.

The Telecommunications segment has a concentrated customer base. For the first quarter of 2007, three customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented 33% of total segment sales when combined.

Outlook:

For the second quarter of 2007, we expect net sales to increase in the range of 10% to 15% when compared to the first quarter of 2007 driven by seasonality in the telecommunications business. In April 2007, we announced plans to re-open a portion of our Concord, N.C., optical fiber manufacturing facility as a result of volume growth in the optical fiber market, which has been greater than 15% over the past two years.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended March 31,		% Change
	2007	2006	07 vs. 06

Net sales:
Automotive	$123	$121	2%
Diesel	56	34	65%
Total net sales	$179	$155	15%

Net (loss) income	$9	$(1)	1,000%

Increased sales of this segment for the first quarter of 2007 compared to the same period last year were due largely to improvements in the diesel product line. Diesel sales in the first quarter of 2007 reflect increased sales of heavy duty diesel products to meet the U.S. emissions regulations which went into effect on January 1, 2007. Movements in exchange rates did not have a significant impact on sales for this segment.

For the three months ended March 31, 2007, net income was up due to improvements in sales and manufacturing efficiencies when compared to the same period last year. Movements in foreign exchange rates did not have a significant impact on net income for the comparable periods.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three months ended March 31, 2007, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 74% of total segment sales.

Outlook:

For the second quarter of 2007, we expect net sales of this segment to be up approximately 5% when compared to the first quarter of 2007. Diesel product sales are expected to increase as demand for heavy duty diesel products continues to increase.

Life Sciences

The following table provides net sales and net (loss) income for the Life Sciences segment (in millions):

	Three months ended March 31,		% Change
	2007	2006	07 vs. 06

Net sales	$76	$72	6%
Net (loss) income		$(5)	100%

Net sales for the first quarter of 2007, were up when compared to the same period last year driven by market growth and higher prices. Movements in foreign exchange rates did not have a significant impact on the comparability of sales.

For the first quarter of 2007, the reduction in net loss compared to the same period in 2006 was due to increased sales and improved manufacturing performance.

In the Life Sciences segment, one customer accounted for approximately 48% of this segment’s net sales for the three month periods ended March 31, 2007.

Outlook:

For the second quarter of 2007, we expect net sales to be up approximately 5% from the first quarter of 2007 due to seasonality in the life sciences market.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

In the first quarter of 2007, we repurchased $223 million of our 6.25% Euro notes due in 2010.

In the first quarter of 2006, we did not have any significant financing activities.

Capital Spending

Capital spending totaled $262 million and $280 million in the first quarter of 2007 and 2006, respectively. We remain committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. We expect our 2007 capital spending to be in the range of $1.1 billion to $1.2 billion, of which approximately $700 million will be directed toward our Display Technologies segment and approximately $100 million will be directed toward our Environmental Technologies segment. In addition, in April 2007, we announced a $300 million facility improvement plan for the Company’s Sullivan Park Research and Development campus near Corning, New York. The expansion is expected to be completed over a six-year period.

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

Customer deposits have been or will be received in the following periods (in millions):

				Three
				months
				ended		Estimated
				March	Remainder	2008 and
	2004	2005	2006	31, 2007	of 2007	Beyond	Total

Customer deposits
received	$204	$457	$171	$0	$105	$0	$937

During the three months ended March 31, 2007, and 2006, we issued $33 million and $21 million in credit memoranda, respectively. These credits are not included in the above amounts.

In 2007, we expect to issue credits in the range of $250 million to $300 million. Based on the deposit arrangements currently in place, in 2007 and 2008, credits issued will exceed deposits received.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the company’s long-term funding targets. In the first quarter of 2007, we made a voluntary contribution of $106 million to our domestic defined benefit pension plan.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of March 31, 2007	As of December 31, 2006

Working capital	$2,398	$2,479
Working capital, excluding cash, cash equivalents,
and short-term investments	$(490)	$(688)
Current ratio	2.1:1	2.1:1
Trade accounts receivable, net of allowances	$781	$746
Days sales outstanding	54	48
Inventories	$685	$639
Inventory turns	4.4	4.6
Days payable outstanding (1)	38	42
Long-term debt	$1,466	$1,696
Total debt to total capital	16%	19%

(1) Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2006 Annual Report on Form 10-K as follows:

RATING AGENCY	Rating
Last Update	Long-Term Debt	Outlook

Fitch	BBB	Stable
April 26, 2006

Standard & Poor’s	BBB	Stable
April 10, 2006

Moody’s	Baa2	Stable
July 17, 2006

Management Assessment of Liquidity

Our major source of funding for 2007 and beyond will be our operating cash flow, our existing balances of cash, cash equivalents and short term investments, and proceeds from the exercise of employee stock options. From time to time, we may issue debt securities to refinance debt securities maturing in the next few years. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures, and scheduled debt repayments. Due to the significant increase in cash, cash equivalents and short term investments over the past few years, during 2007 we will continue to evaluate reductions in our debt, share repurchases, and dividends.

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in off balance sheet arrangements disclosed in our 2006 Annual Report on Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

Other than the debt transactions described in Note 4 (Debt) to the consolidated financial statements, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2006 Annual Report on Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2006 Annual Report on Form 10-K and remain unchanged through the first quarter of 2007.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. Corning is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement—in accordance with SFAS 106 (if deemed part of a postretirement plan) or APB 12 (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. Corning is required to adopt EITF 06-10 effective January 1, 2008. Corning is currently assessing the impact of this EITF Issue.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2007, and December 31, 2006, Corning had accrued approximately $14 million (undiscounted) and $16 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

Many statements in this Quarterly Report Form 10-Q are forward-looking statements. These typically contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

•	global economic and political conditions;
•	tariffs, import duties and currency fluctuations;
•	product demand and industry capacity;
•	competitive products and pricing;
•	availability and costs of critical components and materials;
•	new product development and commercialization;
•	order activity and demand from major customers;
•	fluctuations in capital spending by customers;
•	possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
•	facility expansions and new plant start-up costs;
•	effect of regulatory and legal developments;
•	ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
•	credit rating and ability to obtain financing and capital on commercially reasonable terms;
•	adequacy and availability of insurance;
•	financial risk management;
•	acquisition and divestiture activities;
•	rate of technology change;
•	level of excess or obsolete inventory;
•	ability to enforce patents;
•	adverse litigation;
•	product and components performance issues;
•	retention of key personnel;
•	stock price fluctuations;
•	customer acceptance of LCD televisions;
•	a downturn in demand or decline in growth rates for LCD glass substrates;
•	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
•	fluctuations in supply chain inventory levels;
•	equity company activities, principally at Dow Corning Corporation, Samsung Corning Precision, and Samsung Corning;
•	movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won; and
•	other risks detailed in Corning’s SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first three months of 2007. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including its principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $14 million (undiscounted) for its estimated liability for environmental cleanup and litigation at March 31, 2007. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Dow Corning Bankruptcy. Corning and Dow Chemical each own 50% of the common stock of Dow Corning. In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of March 31, 2007, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $171 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of March 31, 2007, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $69 million to $212 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $69 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As a result of PCC’s bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,600 other cases (approximately 42,000 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and PCC, which might arise from PCC products or operations. The proposed settlement, if the PCC Plan is approved and becomes effective, would require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning would also pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the PCC Plan becomes effective, with 5.5 percent interest from June 2004, and assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of settlement.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the PCC Plan were held in the Bankruptcy Court in May 2004. In February, 2006, the Bankruptcy Court requested that the PCC Plan proponents delete references to Section 105(a) of the Bankruptcy Code and resubmit the PCC Plan. The final round of oral argument was held on July 21, 2006.

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the PCC Plan for reasons set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the PCC Plan are reasonably likely to occur.

The outcome of these proceedings is uncertain, and confirmation of the current PCC Plan or any amended PCC Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the components of the settlement, management believes that the likelihood of a material adverse impact to Corning’s financial statements is remote.

Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

Since March 31, 2003, we have recorded total net charges of $927 million to reflect the agreed settlement contributions and subsequent adjustments for the change in the fair value of the components.

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock (totaling $764 million at March 31, 2007) is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $163 million at March 31, 2007), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. As of April 2007, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) are two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.6 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. To our knowledge, the SLI shares have not been sold. The suit asks for total damages of 4.73 trillion Korean Won (approximately $5.0 billion) plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.3% of the Samsung affiliates’ total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. On July 10, 2006, plaintiffs settled with a number of defendants and third-party defendants for $15.75 million, and the settling defendants mediated allocation. In November 2006, Corning settled with three of the third-party defendants for a total of approximately $99,000. The March 2007 trial date of the claim of the remaining third-party defendant was suspended and has not been rescheduled. Corning was also named as a third or fourth party defendant in two personal injury lawsuits and a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. In February 2007, Corning settled all claims in one of the personal injury lawsuits for $60,000. Corning has a number of defenses to these claims, which management intends to contest vigorously. Management believes these matters are not likely to be material to the financial statements of Corning in any period.

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and Netoptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007. Management believes that there are strong defenses to these claims and that the claims are not likely to be material to the financial statements of Corning.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information present below updates, and should be read in conjunction with, the risk factor information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Current or future litigation may harm our financial condition or results of operations

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants produced a tentative plan of settlement through a PCC Plan of Reorganization, but this Plan has not been confirmed by the Bankruptcy Court. The proponents of the Plan have moved for reconsideration of the order entered by the Court on December 21, 2006 denying Plan confirmation. It is reasonably possible that changes to the Plan may be negotiated, but the elements of the Plan and final approval are subject to a number of contingencies. Total charges of $927 million have been recorded through March 31, 2007; however, additional charges or credits are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

If the December 21, 2006 ruling by the Bankruptcy Court, denying confirmation of the PCC Plan of Reorganization, is not reversed, a revised Plan may not include certain asbestos claims against the shareholders of PCC characterized as independent of the operations and products of PCC. We believe the total charges taken by Corning for asbestos matters is adequate to cover both a reduced contribution to a revised PCC Plan and these independent claims, as described in Legal Proceedings under Pittsburgh Corning. However, asbestos litigation is difficult to predict or estimate, and there are a number of uncertainties or risks that may affect the total costs actually incurred in resolving these claims.

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs can be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers which have provided insurance in the past for our [excess] insurance programs are in liquidation and may not be able to respond if we should have claims. Unfavorable court decisions concerning matters of coverage, definition of occurrences or calculations of deductibles for asbestosis claims, for example, may also affect Corning’s ability to recover significant sums from its insurance program. The financial health of other insurers may deteriorate. In addition, we may not be able to obtain adequate insurance coverage for certain risk such as political risk, terrorism or war.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal first quarter of 2007:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	per Share (a)	Announced Plan (b)	Under the Plan (b)
January 1-31, 2007	11,478	$20.45	0	$0
February 1-28, 2007	953,350	$21.07	0	$0
March 1-31, 2007	35,394	$21.95	0	$0
Total	533,455	$21.09	0	$0

(a)

This column reflects the following transactions during the fiscal first quarter of 2007: (i) the deemed surrender to us of 245,132 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 755,090 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b)

During the quarter ended March 31, 2007, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

ITEM 6. EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	10	Executive Supplemental Pension Plan as restated and signed April 10, 2007

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 27, 2007	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

April 27, 2007	/s/ JANE D. POULIN
Date	Jane D. Poulin
Chief Accounting Officer
(Principal Accounting Officer)

April 27, 2007	/s/ KATHERINE A. ASBECK
Date	Katherine A. Asbeck
Senior Vice President - Finance

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

10	Executive Supplemental Pension Plan as restated and signed April 10, 2007	48

12	Computation of Ratio of Earnings to Fixed Charges	60

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	61

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	62

32	Certification Pursuant to 18 U.S.C. Section 1350	63

Exhibit 10

CORNING INCORPORATED

EXECUTIVE SUPPLEMENTAL PENSION PLAN

CORNING INCORPORATED (the “Company”) hereby amends and restates the CORNING INCORPORATED EXECUTIVE SUPPLEMENTAL PENSION PLAN (the “Plan”) for the benefit of eligible Employees. The terms of this restated Plan apply to eligible Employees who retire on or after December 6, 2006.

ARTICLE ONE

Definitions

1.1	“Board” means the Board of Directors of Corning Incorporated.

1.2          “Change in Control” means an event that is “a change in the ownership or effective control of the corporation, or in the ownership of a substantial portion of the assets of the corporation” within the meaning of Section 409A and that also falls within one of the following circumstances:

(i)           an offeror (other than the Company) purchases shares of Corning Common Stock pursuant to a tender or exchange offer for such shares;

(ii)          any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of the Company’s securities representing 50% or more of the combined voting power of Company’s then outstanding securities;

(iii)         the membership of the Company’s Board of Directors changes as the result of a contested election or elections, such that within any 12 month period a majority of the individuals who are Directors at any particular time were initially placed on the Board of Directors as a result of such a contested election or elections; or

(iv)         the consummation of a merger in which the Company is not the surviving corporation, consolidation, sale or disposition of all or substantially all of the Company’s assets or a plan of partial or complete liquidation approved by the Company’s shareholders.

1.3	“Code” means the Internal Revenue Code of 1986, as amended from time to time.

1.4	“Committee” means the Compensation Committee of the Company’s Board of Directors.

1.5	“Company” means Corning Incorporated.

1.6          “Employee” means any employee of a Participating Company who participates in the Qualified Plan and who is a management or highly compensated employee as such employees are defined in Title I of ERISA.

1.7          “Normal Retirement Date” means the first day of the month following the later of the Employee’s 65th birthday or the date the Employee has five vesting years of service.

1.8          “Participating Company” means the Company and any related entity that meets the definition of “Company” in the Qualified Plan and which is approved by the Committee as a Participating Company under this Plan.

1.9	“Plan” means this Corning Incorporated Executive Supplemental Pension Plan.

1.10	“Qualified Plan” means The Corning Incorporated Pension Plan for Salaried Employees.

1.11        “Section 409A” means Section 409A of Code, and the Treasury regulations and other authoritative guidance issued thereunder.

1.12        “Total and Permanent Disability” shall mean, based upon medical evidence satisfactory to the Committee, the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or to be of long, continued and indefinite duration.

ARTICLE TWO

Purpose and Intent of Plan

2.1          The purpose of this Plan is to attract and retain a highly-motivated executive workforce by providing to eligible Employees retirement benefits in excess of those permitted under the Qualified Plan. The Plan is intended to constitute an unfunded plan of deferred compensation for a select group of management or highly-compensated employees as provided for in Title I of ERISA. This Plan is also intended to comply with the requirements of Section 409A and shall be interpreted consistent with that intent. The terms of this Plan shall supersede any and all other plans and documents that may have terms that are inconsistent with and/or are additional to the terms herein.

ARTICLE THREE

Eligible Employee

3.1          The Committee, in its sole discretion, shall designate those Employees who shall be eligible to participate in this Plan. All eligible Employees shall be identified in such records as the Committee deems appropriate to establish and maintain.

Notwithstanding any provision to the contrary, an otherwise eligible Employee shall be ineligible to participate and shall forfeit all rights to receive any benefit payment under this Plan if such employee:

(a)	is terminated for cause, which determination shall be in the sole discretion of the Committee and this determination shall be final and binding on all persons;

(b)	fails to comply with the terms of any noncompete, confidentiality and/or similar agreement(s) the eligible Employee has with the Company;

(c)	solicits or encourages employees to leave the employ of the Company, as determined by the Committee in its sole discretion;

(d)	works for or provides services to a third party, including competitors of the Company, which the Committee determines, in its sole discretion, may cause injury or harm to the Company; or

(e)

files or threatens legal action against the Company, either directly or indirectly through a third party company, including but not limited to threats or assertions of patent infringement, which the Committee determines, in its sole discretion, may cause injury or harm to the Company.

If the Committee, in its sole discretion, determines that an eligible Employee has failed to comply with the terms of any of paragraphs (b), (c), (d) or (e), the eligible Employee shall forfeit all future benefits under this Plan, and the eligible Employee shall promptly reimburse the Company for any Plan benefits that were paid to the eligible Employee.

An Employee who is designated as being eligible to receive benefits under this Plan shall not be entitled to any benefits under the Corning Incorporated Supplemental Pension Plan.

ARTICLE FOUR

Benefits

4.1	Benefit Amount. The benefit payable under this Plan is, as follows:

A.           Except for the individuals listed in Exhibit A, eligible Employees shall accrue benefits under this Section 4.1A, subject to the vesting rule described in the following sentence. An eligible Employee shall vest in his right to receive a benefit under this Section 4.1A, if the eligible Employee: (i) terminates employment after both reaching age 50 and attaining 10 years of Credited Service; or (ii) was an eligible Employee who had attained age 55 as of December 5, 2006 and whose age plus years of Credited Service as of December 5, 2006 totaled at least 65. If an eligible Employee fails to vest in his benefit under the preceding sentence, he will receive the benefit set forth in Section 4.1C, rather than the benefit described in this Section 4.1A.

An eligible Employee’s annual benefit under this Section 4.1A, calculated as of the Employee’s Normal Retirement Date, is a straight life annuity equal to (a) less (b), where:

(a)           equals the aggregate amount the eligible Employee would be entitled to receive under the following formula:

2% multiplied by the Employee’s Credited Service multiplied by the Employee’s Average Compensation, and

(b)	equals the amount the eligible Employee is actually entitled to receive under the Qualified Plan.

For purposes of calculating (a) above:

(1)          the term Compensation shall mean the total remuneration (before salary reduction, if any, under the Company's Management Deferral Plan, Supplemental Investment Plan, Investment Plan or any other Code section 125, 132(f) or 401(k) employee benefit plan) paid to an Employee by the Company for personal services actually rendered, including cash payments of GoalSharing awards, Performance Incentive Plan awards, Division Cash Awards, Individual Outstanding Contributor Awards and certain other eligible cash bonuses, but excluding any Company contributions paid under this Plan or any other employee benefit or deferred compensation plan, awards under the Company's Incentive Stock Plan, non-cash bonuses, awards under the Corporate Performance Plan, the value of stock purchase contracts, dividends or dividend equivalents thereon, reimbursed expenses, overseas allowances, cost-of-living allowances, death benefits, severance pay, signing bonuses, special achievement bonuses and other unusual payments determined by the Committee in a non-discriminatory manner. The Committee, in its sole discretion, may add to the items of includable compensation other compensatory payments or benefits earned by eligible Employees;

(2)          the term Average Compensation shall mean the annualized equivalent of the average of an eligible Employee’s Compensation in the highest 60 consecutive calendar months in the 120 calendar months immediately preceding the month after which the eligible Employee terminates employment, provided that such amount shall not exceed 300% of the Employee’s annual full-time base compensation as of the date the eligible Employee terminates employment; and

(3)          the term Credited Service shall mean such service as defined in the Qualified Plan together with the modifications set forth in the Corning Incorporated Supplemental Pension Plan, provided that an Employee’s Credited Service shall not exceed 25 years.

An eligible Employee shall be entitled to receive an unreduced early retirement benefit if the Employee separates from service after: (i) attaining age 55 with at least 25 years of Credited Service; or (ii) attaining age 60 with at least 10 years of Credited Service. The following rules shall apply if an eligible Employee fails to satisfy these requirements:

(x)           If an eligible Employee separates from service after attaining age 55 and commences benefits before attaining age 60, such Employee’s early retirement benefit shall be the amount determined above, adjusted and reduced, at the rate of one-third of one percent for each month between the date benefits commence and the month following the month in which the Employee would attain age 60.

(y)           If an eligible Employee incurs a Total and Permanent Disability, the eligible Employee shall be entitled to receive an unreduced early retirement benefit at the time specified in Section 4.2.

(z)           If an eligible Employee separates from service before attaining age 55, such Employee’s benefit shall commence within 60 days after attaining age 55 pursuant to Section 4.2 and his early retirement benefit shall be the amount determined above, adjusted and reduced by 50%.

B.            This Section 4.1B shall only apply to an eligible Employee who is listed on Exhibit A. The eligible Employees listed on Exhibit A shall be vested in their Plan benefits under this Section 4.1B. An eligible Employee’s annual benefit under this Section 4.1B, calculated as of the Employee’s Normal Retirement Date, is a straight life annuity equal to (a) less (b), where:

(a)           equals the aggregate amount the eligible Employee would be entitled to receive under the following formula:

1.5% multiplied by the Employee’s Credited Service multiplied by the Employee’s Average Compensation, and

(b)	equals the amount the eligible Employee is actually entitled to receive under the Qualified Plan.

For purposes of calculating (a) above:

(1)          the term Compensation shall mean the total remuneration (before salary reduction, if any, under the Company's Management Deferral Plan, Supplemental Investment Plan, Investment Plan or any other Code section 125, 132(f) or 401(k) employee benefit plan) paid to an Employee by the Company for personal services actually rendered, including cash payments of GoalSharing awards, Performance Incentive Plan awards, Division Cash Awards, Individual Outstanding Contributor Awards and certain other eligible cash bonuses, but excluding any Company contributions paid under this Plan or any other employee benefit or deferred compensation plan, awards under the Company's Incentive Stock Plan, non-cash bonuses, awards under the Corporate Performance Plan, the value of stock purchase contracts, dividends or dividend equivalents thereon, reimbursed expenses, overseas allowances, cost-of-living allowances, death benefits, severance pay, signing bonuses, special achievement bonuses and other unusual payments determined by the Committee in a non-discriminatory manner. The Committee in its sole discretion may add to the items of includable compensation other compensatory payments or benefits earned by eligible Employees;

(2)          the term Average Compensation shall mean the annualized equivalent of the average of an eligible Employee’s Compensation in the highest 60 consecutive calendar months in the 120 calendar months immediately preceding the month after which the eligible Employee terminates employment, provided that such amount shall not exceed 300% of the Employee’s annual full-time base compensation as of the date the eligible Employee terminates employment; and

(3)          the term Credited Service shall mean such service as defined in the Qualified Plan together with the modifications set forth in the Corning Incorporated Supplemental Pension Plan.

An eligible Employee shall be entitled to receive an unreduced early retirement benefit if the Employee separates from service after: (i) attaining age 55 with at least 25 years of Credited Service; or (ii) attaining age 60 with at least 10 years of Credited Service. The following rules shall apply if an eligible Employee fails to satisfy these requirements:

(x)           If an eligible Employee separates from service after attaining age 55 and commences benefits before attaining age 60, such Employee’s early retirement benefit shall be the amount determined above, adjusted and reduced, at the rate of one-third of one percent for each month between the date benefits commence and the month following the month in which the Employee would attain age 60.

(y)           If an eligible Employee incurs a Total and Permanent Disability, the eligible Employee shall be entitled to receive an unreduced early retirement benefit at the time specified in Section 4.2.

(z)           If an eligible Employee separates from service before attaining age 55, such Employee’s benefit shall commence within 60 days after attaining age 55 pursuant to Section 4.2 and his early retirement benefit shall be the amount determined above, adjusted and reduced by 50%.

C.            This Section 4.1C shall only apply to an eligible Employee who fails to vest in his benefit under Section 4.1A. The annual benefit payable to such an eligible Employee under this Plan shall be calculated as the benefit that would be paid to the eligible Employee under the benefit formula and terms and conditions (including the vesting provisions) set forth under the Corning Incorporated Supplemental Pension Plan with the following exception. Notwithstanding the provisions of the Corning Incorporated Supplemental Pension Plan, all benefits set forth in this Section 4.1C shall be paid in the form of an annuity, rather than a lump sum, except that a lump sum benefit shall be paid in the amounts and instances described in Section 4.3(a), (c) and Section 4.6.

D.           Notwithstanding the foregoing, for purposes of calculating a particular Employee’s benefit under the Plan, the Committee, in its sole discretion, may adjust an Employee’s compensation, credited service or other factor used in calculating the Employee’s benefit in any manner the Committee deems appropriate, provided such adjustment is memorialized in writing. The Committee may make such adjustment solely for a specified Employee or group of Employees and without regard to how other Employees are treated.

4.2          Commencement of Benefits. Except as set forth in Section 4.6, a Participating Company shall pay the nonforfeited benefits due under this Plan commencing within 60 days following the later of: (i) such Employee’s “separation from service” within the meaning of Section 409A; or (ii) age 55. Notwithstanding the foregoing, benefit payments to a “specified employee” within the meaning of Section 409A (for this purpose, payments on account of death are not considered to be payments made on account of separation from service) may not commence until six months following the date of the specified employee’s separation from service. Benefit payments that would otherwise have been paid to a specified employee in the absence of the previous sentence shall be held in suspense during the six month suspension period and paid to the specified employee in a lump sum payment as soon as administratively practicable after the date which is six months following the specified employee’s separation from service.

4.3          Form of Payment. The default form of benefit payable under this Plan shall be a life annuity for unmarried Employees and a joint and 75 percent survivor annuity for married Employees. Employees may elect to receive their benefits in the form of a single life annuity or a joint and 50, 75 or 100 percent survivor annuity. Any election to change the form of benefit must be made under such procedure established by the Committee at least 12 months prior to the date the Employee separates from service; otherwise such change shall not be honored. The amount of the actual benefit paid from this Plan shall be the straight life annuity calculated under Section 4.1 adjusted as appropriate using the actuarial assumptions set forth in the career average formula under the Qualified Plan if a different form of annuity is paid. Any life annuity or joint and survivor annuity shall be paid in the form of the six year certain benefit described in Section 4.11 of the Qualified Plan (as of the date of this restatement). No actuarial adjustments shall be made for such six year certain benefit.

Notwithstanding the foregoing, the following special rules shall apply in lieu of the foregoing under the specified circumstances:

(a)           If an eligible Employee had accrued a benefit under the Corning Incorporated Supplemental Pension Plan before becoming eligible to receive a benefit under this Plan, the portion of such benefit that was earned under the cash balance formula of the Corning Incorporated Supplemental Pension Plan as of the date the Employee commenced participation in this Plan shall be paid in the form of lump sum benefit (rather than an annuity) and the annuity set forth in the preceding paragraph shall be offset by the value of such lump sum benefit. Such offset shall be calculated by converting the lump sum benefit into an actuarial equivalent straight life annuity using the actuarial assumptions set forth in the Qualified Plan for making such conversions.

(b)          Benefits payable under Section 4.6 shall be paid in the form of a lump sum payment and the actuarial assumptions used for calculating such amount shall be the “applicable interest rate” and “applicable mortality table”, in each case as defined in Section 417(e)(3) of the Code, for the last month of the quarter that second precedes the quarter of the determination.

(c)           In the event that the lump sum value of an Employee’s benefit that would normally be paid in the form of an annuity or a death benefit described in Section 4.4 is less than $20,000, such benefit shall be paid in the form of a lump sum payment, rather than an annuity. The actuarial assumptions used for calculating such amount shall be the “applicable interest rate” and “applicable mortality table”, in each case as defined in Section 417(e)(3) of the Code, for the last month of the quarter that second precedes the quarter of the determination.

(d)          Solely for the eligible Employee listed on Exhibit B, the Company shall provide such Employee’s benefit by purchasing an annuity from MetLife (or its successor) after such Employee’s separation from service.

4.4          Death Benefits. If an eligible Employee dies while still employed by a Participating Company but after becoming entitled to receive a vested benefit, the eligible Employee’s spouse, if surviving, shall be entitled to a monthly lifetime benefit equal to 50 percent of the benefit the eligible Employee would have received under Section 4.1 at his Normal Retirement Date. Such benefit shall commence to the eligible Employee’s spouse, if surviving, within 60 days of the date that the eligible Employee dies. Notwithstanding the foregoing, if the Employee’s surviving spouse is more than 5 years younger than the deceased Employee, the benefit otherwise payable to the surviving spouse will be reduced by one-fifth of one percent times the number of months or major fractions thereof which is equal to the difference between (a) the age of the surviving spouse plus 60 months and (b) the age of the deceased Employee.

If an eligible Employee separates from service before attaining age 55, is entitled to receive a vested benefit under the Plan, but dies before commencing such benefit, such an eligible Employee’s spouse, if surviving, shall be entitled to a monthly lifetime benefit equal to 50 percent of the benefit the eligible Employee would have received under Section 4.1 at his Normal Retirement Date adjusted and reduced by 50 percent. Such benefit shall commence to the eligible Employee’s spouse, if surviving, within 60 days of the date that the eligible Employee would have attained age 55. Notwithstanding the foregoing, if the Employee’s surviving spouse is more than 5 years younger than the deceased Employee, the benefit otherwise payable to the surviving spouse will be reduced by one-fifth of one percent times the number of months or major fractions thereof which is equal to the difference between (a) the age of the surviving spouse plus 60 months and (b) the age of the deceased Employee.

4.5          Unfunded Plan. All benefits payable to an eligible Employee under this Plan shall be paid by the Participating Company that employs the eligible Employee out of its general assets and shall not be funded. Although the Company does not intend, as of the effective date of restatement, to set aside any additional specific assets to meet its obligation to pay benefits under this Plan, the Company may, in its discretion, set aside assets for meeting its obligations, including, but not limited to, the establishment of a rabbi or other grantor trust. In the event such fund or trust is established, each Participating Company shall be responsible for making contributions to provide for the benefits of its own eligible Employees. No Employee shall have any property rights in any such fund or trust or in any other assets held by a Participating Company. The right of an eligible Employee or his or her spouse or beneficiary to receive any of the benefits provided by this Plan shall be an unsecured claim against the general assets of a Participating Company.

4.6          Change in Control. Notwithstanding any provision to the contrary but still subject to forfeiture provisions set forth in Section 3.1, in the event of a Change in Control, each eligible Employee shall become fully vested in the benefit payable under this Plan using the formula set forth in Section 4.1A (except that those eligible Employees listed on Exhibit A shall have their benefit calculated under the formula set forth in Section 4.1B). Such benefit shall be calculated assuming the Employee satisfied all requirements for receiving an unreduced early retirement benefit. If an eligible Employee has a “separation from service” within the meaning of Section 409A within 12 months of the Change in Control, such Employee shall receive his vested benefit under this Plan in the form of a single lump sum payment within 60 days of such separation, subject to the 6 month delay described in Section 4.2 (if applicable). In the case of a Change in Control and a termination of employment described above, an eligible Employee who has not at such time attained the age of 55 shall nevertheless be entitled to an immediate lump sum payment under this Plan equal to the then present value of the benefit that would have been payable at the time the Employee reached age 55 but determined on the basis of Compensation and Credited Service in effect on the date of the Employee's termination of employment.

ARTICLE FIVE

Administration

5.1          Committee as Administrator. This Plan shall be administered by the Committee in accordance with the Plan’s terms.

The Committee shall determine the benefits due each Employee from this Plan and shall cause them to be paid by the Qualified Plan or by a Participating Company under this Plan accordingly.

The Committee shall inform each Employee of any elections which the Employee may possess and shall record such choices along with such other information as may be necessary to administer the Plan.

5.2          Consistency of Interpretation. Since this Plan is intended to operate in conjunction with the Qualified Plan, any questions concerning plan administration or the calculation of benefits that arise but are not specifically addressed by this Plan shall be considered in light of the Qualified Plan. In addition, unless the context requires otherwise, the terms used in this Plan shall have the same meaning as the same terms used in the Qualified Plan.

5.3          Committee Action Final. The Committee has sole discretion to determine eligibility to participate in this Plan, to determine the eligibility for and the amount of benefits, to interpret the Plan and to take any other action it deems appropriate to administer this Plan. The decisions made by and the actions taken by the Committee shall be final and conclusive on all persons.

Members of the Committee shall not be subject to individual liability with respect to their actions under this Plan. Notwithstanding the foregoing, the Company shall indemnify each member of the Committee who may incur financial liability for actions or failures to act with respect to the member’s Committee responsibilities.

5.4	Claims Procedures.

(a) Claim for Benefits. The Committee, or its authorized delegate, shall maintain a procedure under which an Employee or his beneficiary (or an authorized representative acting on behalf of an Employee or his beneficiary) may assert a claim for benefits under the Plan. Any such claim shall be submitted to the Committee in writing. The Committee will generally notify the claimant of its decision within 90 days after it receives the claim. However, if the Committee determines that special circumstances require an extension of time to decide the claim, it may obtain an additional 90 days to decide the claim. Before obtaining this extension, the Committee will notify the claimant, in writing and before the end of the initial 90-day period, of the special circumstances requiring the extension and the date by which the Committee expects to render a decision.

(b) Claims Review Procedure. If the claimant’s claim is denied in whole or in part, the Committee will provide the claimant, within the period described in Section 5.4(a), with a written or electronic notice which explains the reason or reasons for the decision, includes specific references to Plan provisions upon which the decision is based, provides a description of any additional material or information which might be helpful to decide the claim (including an explanation of why that information may be necessary), and describes the appeals procedures and applicable filing deadlines.

If a claimant disagrees with the decision reached by the Committee, the claimant may submit a written appeal requesting a review of the decision. The claimant’s written appeal must be submitted within 60 days of receiving the initial adverse decision. The claimant’s written appeal should clearly state the reason or reasons why the claimant disagrees with the Committee’s decision. The claimant may submit written comments, documents, records and other information relating to the claim even if such information was not submitted in connection with the initial claim for benefits. Additionally, the claimant, upon request and free of charge, may have reasonable access and copies of all documents, records and other information relevant to the claim.

The Committee will generally decide a claimant’s appeal at its next regularly scheduled meeting following receipt of the appeal, unless the Committee receives the appeal within 30 days of the meeting. In that case, the appeal would be reviewed at the second regularly scheduled meeting following receipt of the appeal. If special circumstances require an extension of time for reviewing the claim, the claimant will be notified in writing. The notice will be provided prior to the commencement of the extension, describe the special circumstances requiring the extension and set forth the date the Committee will decide the appeal. Such date will not be later than the third regularly scheduled meeting of the Committee following the receipt of the appeal. Once the Committee has made a decision, the claimant shall receive written or electronic notification of the decision within fifteen (15) days. In the case of an adverse decision, the notice will explain the reason or reasons for the decision, include specific references to Plan provisions upon which the decision is based, and indicate that the claimant is entitled to, upon request and free of charge, reasonable access to and copies of documents, records, and other information relevant to the claim.

A claimant may not commence a judicial proceeding against any person, including the Plan, the Plan administrator, a Participating Company, or any other person, with respect to a claim for benefits without first exhausting the claims procedures set forth in the preceding paragraph.  A claimant who has exhausted these procedures and is dissatisfied with the decision on appeal of a denied claim may bring an action in an appropriate court to review the Committee's decision on appeal but only if such action is commenced no later than the earlier of (1) the applicable statute of limitations, or (2) the first anniversary of the Committee's decision on appeal.

ARTICLE SIX

Amendment and Termination

6.1          While the Company intends to maintain this Plan in conjunction with the Qualified Plan indefinitely, the Board reserves the right to amend or terminate it at any time for whatever reasons it may deem appropriate. The Board may delegate to a committee consisting of at least three employees of the Company the authority to make technical amendments to the Plan. Notwithstanding the foregoing, any amendment or termination of the Plan shall comply with the requirements of Section 409A.

Notwithstanding the preceding paragraph, however, the Company hereby makes a contractual commitment on behalf of itself, the other Participating Companies and their successors to pay, or to require the other Participating Companies to pay, the benefits accrued under this Plan prior to its amendment or termination to the extent it or the other Participating Companies are financially capable of meeting such obligation.

ARTICLE SEVEN

Miscellaneous

7.1          No Contract of Employment. Nothing contained in this Plan shall be construed as a contract of employment between a Participating Company and an Employee, or as a right of any Employee to be continued in the employment of a Participating Company, or as a limitation of the right of a Participating Company to discharge any of its Employees, with or without cause.

7.2          No Transferability. The rights of an Employee under this Plan shall not be transferable, voluntarily or involuntarily, other than by will or the laws of descent and distribution and are exercisable during the Employee’s lifetime only by the Employee or the Employee’s guardian or legal representative.

7.3          Taxation. The benefits payable under this Plan shall be subject to all federal, state and local income and employment taxes to which benefits of this type are normally subject.

7.4          Indemnification. To the fullest extent authorized or permitted by law, the Company shall indemnify any eligible Employee who brings an action or proceeding, whether civil or criminal, or who is made, or threatened to be made, a party to an action or proceeding, whether civil or criminal, by reason of the fact that he, his testator or intestate, is or shall be entitled to benefits under this Plan and the Company has failed to make payments hereunder when due or has otherwise failed to follow the terms of the Plan or such eligible Employee has reasonable cause to believe the Company shall fail or intends to fail to perform its future obligations hereunder arising within a reasonable time thereof, or with respect to any other matter directly or indirectly related to this Plan, unless a judgment or other final adjudication adverse to such eligible Employee establishes that the Company was or is legally entitled to fail to so perform its obligations hereunder. Without limitation of the foregoing, such indemnification shall include indemnification against all costs of whatever nature or kind, including attorneys’ fees and costs of investigation or defense, incurred by any eligible Employee with respect to any such action or proceeding and any appeal therein, and which judgments, fines, amounts and expenses have not been recouped by him in any other manner. All expenses incurred by a person in connection with an actual or threatened action or proceeding with respect to which such person is or may be entitled to indemnification under this Section, shall, in the absence of a final adjudication adverse to such person as described above, be promptly paid by the Company to him, upon receipt of an undertaking by him to repay the portion of such advances, if any, to which he may finally be determined not to be entitled. The indemnification provided by this Section shall not be deemed exclusive of any other rights to which an eligible Employee may be entitled other than pursuant to this Section.

Notwithstanding the foregoing, there shall be no indemnification for persons who cease Plan participation and forfeit all benefits on account of termination for cause as described in Section 3.1(a) or the noncompete provision set forth in Section 3.1(c).

7.5	Successors. This Plan shall be binding on the Company’s successors and assigns.

7.6          Section 409A. This Plan shall be governed by and subject to the requirements of Section 409A and shall be interpreted and administered in accordance with that intent. If any provision of this Plan would otherwise conflict with or frustrate this intent, that provision will be interpreted and deemed amended so as to avoid the conflict. The Committee reserves the right to take any action it deems appropriate or necessary to comply with the requirements of Section 409A and may take advantage of such transition rules under Section 409A as its deems necessary or appropriate. To the extent that this Plan has been amended in 2007 to change the time and form of payments, the amendment may apply only to amounts that would not otherwise be payable in 2007 and may not cause an amount to be paid in 2007 that would not otherwise be payable in 2007.

7.7          Effective Date. The original effective date of this Plan is January 1, 1986. The effective date of this restated plan document is December 6, 2006, and the terms of this restated Plan apply to eligible Employees who retire on or after December 6, 2006. Notwithstanding the foregoing, any provision of this restated Plan that is required to comply with the requirements of Section 409A is effective as of January 1, 2005. For benefits commencing to “specified employees” (as defined by Section 409A) prior to December 6, 2006, only the portion of the Employee’s benefit that was earned or vested after December 31, 2004 was subject to the 6 month delay described in Section 4.2.

7.8          Governing Law. This Plan shall be interpreted and enforced in accordance with the laws of the State of New York.

IN WITNESS WHEREOF, the Company has caused this Plan document to be executed by its duly authorized officer this 10th day of April, 2007.

CORNING INCORPORATED

By:	/s/ John P. MacMahon
John P. MacMahon

Title:	Senior Vice President – Global
Compensation & Benefits

Exhibit A

Larry Aiello, Jr.

R. Pierce Baker, III

Robert B. Brown

William D. Eggers

James B. Flaws

Kurt R. Fischer

David L. Morse

Exhibit B

James B. Flaws

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Three months ended March 31, 2007

Income before income taxes	$167
Adjustments:
Distributed income of equity investees	149
Fixed charges net of capitalized interest	32

Income before taxes and fixed charges, as adjusted	$348

Fixed charges:
Interest expense (a)	$26
Portion of rent expense which represents an appropriate interest factor (b)	6
Capitalized interest	6

Total fixed charges	38
Capitalized interest	(6)

Total fixed charges, net of capitalized interest	$32

Ratio of earnings to fixed charges	9.2x

(a)	Interest expense includes amortization expense for capitalized interest and debt costs.
(b)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, Chairman and Chief Executive Officer of Corning Incorporated, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

April 27, 2007

/s/	Wendell P. Weeks
Wendell P. Weeks
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

April 27, 2007

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 27, 2007

/s/	Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer