Form 10-Q
period 2007-06-30
CORNING INC /NY
filed 2007-07-27
CIK 24741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,578,668,408 shares of Corning’s Common Stock, $0.50 Par Value, were outstanding as of July 16, 2007.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Net sales	$1,418	$1,261	$2,725	$2,523
Cost of sales	759	720	1,475	1,409

Gross margin	659	541	1,250	1,114

Operating expenses:
Selling, general and administrative expense	229	194	443	417
Research, development and engineering expenses	137	128	267	252
Amortization of purchased intangibles	2	3	5	6
Restructuring, impairment and other charges and (credits) (Note 2)	(2)	5	(2)	11
Asbestos settlement charge (credit) (Note 3)	76	(61)	186	124

Operating income	217	272	351	304

Interest income	35	26	72	50
Interest expense	(20)	(18)	(41)	(38)
Loss on repurchases and retirement of debt, net (Note 4)		(11)	(15)	(11)
Other income, net	57	14	89	34

Income before income taxes	289	283	456	339
Provision for income taxes (Note 5)	19	24	75	22

Income before minority interest and equity earnings	270	259	381	317
Minority interests	(1)	(1)	(1)	(2)
Equity in earnings of affiliated companies, net of impairments (Note 9)	220	256	436	456

Net income	$489	$514	$816	$771

Basic earnings per common share (Note 6)	$0.31	$0.33	$0.52	$0.50
Diluted earnings per common share (Note 6)	$0.30	$0.32	$0.51	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	June 30, 2007	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$1,874	$1,157
Short-term investments, at fair value	1,329	2,010
Total cash, cash equivalents and short-term investments	3,203	3,167
Trade accounts receivable, net of doubtful accounts and allowances - $22 and $21	793	719
Inventories (Note 8)	677	639
Deferred income taxes (Note 5)	33	47
Other current assets	301	226
Total current assets	5,007	4,798

Investments (Note 9)	2,720	2,522
Property, net of accumulated depreciation - $4,178 and $4,087	5,179	5,193
Goodwill and other intangible assets, net (Note 10)	313	316
Deferred income taxes (Note 5)	116	114
Other assets	205	122

Total Assets	$13,540	$13,065

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$19	$20
Accounts payable	474	631
Other accrued liabilities (Notes 3 and 11)	1,712	1,668
Total current liabilities	2,205	2,319

Long-term debt (Note 4)	1,456	1,696
Postretirement benefits other than pensions	714	739
Other liabilities (Notes 3 and 11)	956	1,020
Total liabilities	5,331	5,774

Commitments and contingencies (Note 3)
Minority interests	43	45
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,592 million and 1,582 million	796	791
Additional paid-in capital	12,165	12,008
Accumulated deficit	(4,179)	(4,992)
Treasury stock, at cost; Shares held: 19 million and 17 million	(234)	(201)
Accumulated other comprehensive loss (Note 15)	(382)	(360)
Total shareholders’ equity	8,166	7,246

Total Liabilities and Shareholders’ Equity	$13,540	$13,065

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for 2006 were reclassified to conform with the 2007 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six months ended June 30,

	2007	2006
Cash Flows from Operating Activities:
Net income	$816	$771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	299	290
Amortization of purchased intangibles	5	6
Asbestos settlement	186	124
Restructuring, impairment and other (credits) charges	(2)	11
Loss on repurchases of debt	15	11
Stock compensation charges	71	62
Gain on sale of business	(19)
Undistributed earnings of affiliated companies	(168)	(239)
Deferred tax benefit		(67)
Restructuring payments	(20)	(6)
Customer deposits, net of (credits) issued	(66)	74
Employee benefit payments (in excess of) less than expense	(92)	23
Changes in certain working capital items:
Trade accounts receivable	(107)	3
Inventories	(68)	(93)
Other current assets	(84)	(5)
Accounts payable and other current liabilities, net of restructuring payments	(111)	(195)
Other, net	13	(8)
Net cash provided by operating activities	668	762

Cash Flows from Investing Activities:
Capital expenditures	(466)	(554)
Acquisitions of businesses, net of cash received	(4)	(16)
Net (payments) proceeds from sale or disposal of assets	(10)	8
Net increase in long-term investments and other long-term assets		(77)
Short-term investments – acquisitions	(949)	(1,505)
Short-term investments – liquidations	1,630	1,220
Net cash provided by (used in) investing activities	201	(924)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(10)	(7)
Retirements of long-term debt	(238)	(334)
Proceeds from issuance of common stock, net	13	15
Proceeds from the exercise of stock options	69	251
Other, net		(8)
Net cash used in financing activities	(166)	(83)
Effect of exchange rates on cash	14	1
Net increase (decrease) in cash and cash equivalents	717	(244)
Cash and cash equivalents at beginning of period	1,157	1,342

Cash and cash equivalents at end of period	$1,874	$1,098

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

Short-Term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	June 30, 2007	December 31, 2006

Bonds, notes and other securities:
U.S. government and agencies	$108	$326
States and municipalities	15	61
Asset-backed securities	432	591
Commercial paper	242	383
Other debt securities	532	649
Total short-term investments	$1,329	$2,010

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

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

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement—in accordance with SFAS 106 (if deemed part of a postretirement plan) or APB 12 (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. Corning is required to adopt EITF 06-10 effective January 1, 2008. Corning is currently evaluating the impact of EITF 06-10 on its consolidated results of operations and financial condition.

In April 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). The FSP amends FASB Interpretation (FIN) 39 “Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” (FIN 39) to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments.” It also amends FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral (receivable or payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Corning is required to adopt FSP FIN 39-1 effective January 1, 2008. Corning is currently evaluating the impact of FSP FIN 39-1 on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).” This issue relates to the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards. Corning is required to adopt EITF 06-11 effective January 1, 2008. Corning is currently evaluating the impact of EITF 06-11 on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of this issue is limited to nonrefundable advance payments for goods and services related to research and development activities. The issue is whether such advanced payments should be expensed as incurred or capitalized. Corning is required to adopt EITF 07-3 effective January 1, 2008. Corning is currently evaluating the impact of EITF 07-3 on its consolidated results of operations and financial condition.

2.	Restructuring, Impairment, and Other Charges

2007 Actions

In the second quarter of 2007, Corning recorded a net credit adjustment of $2 million for revisions to existing restructuring plans.

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the six months ended June 30, 2007 (in millions):

	Reserve at January 1, 2007	Revisions to existing plans	Net charges/ (reversals)	Cash Payments in 2007	Reserve at June 30, 2007

Restructuring activity:
Employee related costs	$40	$1	$1	$(15)	$26
Other charges	36	(3)	(3)	(5)	28
Total restructuring activity	$76	$(2)	$(2)	$(20)	$54

Cash payments for employee-related costs will be substantially completed by the end of 2007, while payments for exit activities will be substantially completed by the end of 2010.

2006 Actions

Second Quarter

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

The following table details the charges, credits, and balances of the restructuring reserves as of and for the six months ended June 30, 2006 (in millions):

	January 1, 2006	Revisions to existing plans	Net charges/ (reversals)	Cash payments in 2006	Reserve at June 30, 2006

Restructuring charges:
Employee related costs	$36	$7	$7	$(3)	$40
Other charges	49	(1)	(1)	(3)	45
Total restructuring charges	$85	$6	$6	$(6)	$85

3.	Commitments and Contingencies

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

In the second quarter of 2007, Corning recorded asbestos settlement expense of $76 million, including $70 million reflecting the increase in the value of Corning’s common stock from March 31, 2007 to June 30, 2007, and $6 million to adjust the estimated fair value of the other components of the proposed asbestos settlement. In the second quarter of 2006, Corning recorded a credit to asbestos settlement expense of $61 million, including a credit of $68 million reflecting the decrease in the value of Corning’s common stock from March 31, 2006 to June 30, 2006, and $7 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

In the six months ended June 30, 2007, Corning recorded asbestos settlement expense of $186 million, including $171 million reflecting the increase in the value of Corning’s common stock from December 31, 2006 to June 30, 2007, and $15 million to adjust the estimated fair value of the other components of the proposed asbestos settlement. In the six months ended June 30, 2006, Corning recorded asbestos settlement expense of $124 million, including $114 million reflecting the increase in the value of Corning’s common stock from December 31, 2005 to June 30, 2006, and $10 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

If the book value of the assets to be contributed in the asbestos settlement remains lower than the carrying value of the settlement liability, a gain would be recognized at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $1 billion to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock (totaling $837 million at June 30, 2007) is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $165 million at June 30, 2007), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

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

As of June 30, 2007, contingent guarantees totaled a notional value of $326 million, compared with $334 million at December 31, 2006. We also were contingently liable for purchase obligations of $215 million and $261 million, at June 30, 2007 and December 31, 2006, respectively. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Product warranty liability accruals at June 30, 2007 and December 31, 2006 were $21 million and $24 million, respectively.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2007, and December 31, 2006, Corning had accrued approximately $15 million (undiscounted) and $16 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

The following table summarizes the activities related to our debt retirements (both current and long term) for the six months ended June 30, 2007 and 2006 (in millions):

	Book Value of Debentures Retired	Cash Paid	Loss

2007 activity:
Euro Notes, 6.25%, due 2010	$223	$238	$(15)
Other	10	10
Total 2007 activity	$233	$248	$(15)

2006 activity:
Debentures, 8.3%, due 2025 (1)	$129	$129
Euro Notes, 6.25%, due 2010	97	105	$(8)
Debentures, 6.3%, due 2009	96	99	(3)
Other	8	8
Total 2006 activity	$330	$341	$(11)

(1)	Book value includes a deferred gain related to an interest rate swap on the 8.3% coupon medium-term notes due April 4, 2025 of $5 million.

5.	Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Provision for income taxes	$19	$24	$75	$22
Effective tax rate	6.6%	8.5%	16.4%	6.5%

For the three months ended June 30, 2007, the effective tax rate reflected the following items:

•	The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. until an appropriate level of profitability is reached and sustained in the U.S.
•	The benefit of tax holidays and investment credits in Taiwan.
•	The release of a $17 million reserve related to a favorable tax ruling from the Taiwanese government received in the second quarter of 2007.
•

The impact of discrete items for which no tax benefit was recorded including asbestos settlement expense of $76 million and a gain on the sale of our European submarine cabling business. Refer to Note 3 (Commitments and Contingencies) for additional information about the asbestos settlement.

Discrete items and the tax reserve release decreased our effective tax rate by 5.4 percentage points for the three months ended June 30, 2007.

In addition to the items noted above, the tax provision for the six months ended June 30, 2007, reflected the impact of additional discrete items for which no tax benefit was recorded including asbestos settlement expense of $110 million and a loss on the repurchase of debt of $15 million. For the six months ended June 30, 2007, discrete items increased our effective tax rate by 1.9 percentage points.

For the three months ended June 30, 2006, the effective tax rate reflected the following items:

•

The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. and certain foreign jurisdictions until appropriate levels of profitability are reached and sustained in such jurisdictions.

•	The benefit of tax holidays and investment credits in Taiwan and tax holidays in China.
•	The release of a $10 million valuation allowance on Australian deferred tax assets because we had achieved an appropriate level of profitability.
•	The impact of discrete items for which no tax benefit or expense was recorded, including a credit of $61 million related to the asbestos settlement.

Discrete items and the release of the valuation allowance decreased our effective tax rate by 6.9 percentage points for the three months ended June 30, 2006.

In addition to the items noted above, the tax provision for the six months ended June 30, 2006, reflected the impact of additional discrete items for which no tax benefit was recorded and the release of a $38 million valuation allowance on a portion of our German deferred tax assets. For the six months ended June 30, 2006, discrete items decreased our effective tax rate by 9.2 percentage points.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements in the 2006 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2006 and this continues to be the case at June 30, 2007. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable. Until then, we will not record net tax benefits (expenses) on losses (income) generated in the U.S.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary. The benefits of such arrangements phase out in various years (2006 through 2011) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 22 and 10 percentage points for the second quarter ended June 30, 2007 and 2006, respectively, and a reduction in the rate of 17 and 15 percentage points for the six months ended June 30, 2007 and 2006, respectively.

We adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $25 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings of $4 million. The amount of unrecognized tax benefits at January 1, 2007 is $56 million of which $38 million would impact the Company’s effective tax rate, if recognized.

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

Corning Incorporated and U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2000 onward), and Taiwan (2004 onward).

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended June 30,
	2007			2006
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$489	1,567	$0.31	$514	1,549	$0.33

Effect of dilutive securities:
Stock options and other dilutive securities		38			48

Diluted earnings per common share	$489	1,605	$0.30	$514	1,597	$0.32

	Six months ended June 30,
	2007			2006
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$816	1,564	$0.52	$771	1,545	$0.50

Effect of dilutive securities:
Stock options and other dilutive securities		38			49

Diluted earnings per common share	$816	1,602	$0.51	$771	1,594	$0.48

The following potential common shares were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	35	29	35	28

7.	Significant Customer

For the three months ended June 30, 2007 and 2006, Corning’s sales to AU Optronics Corporation (AUO), a customer of our Display Technologies segment, represented 12% and 11%, respectively, of the company’s consolidated net sales. For the six months ended June 30, 2007 and 2006, Corning’s sales to AUO were 11% and 13% of the company’s consolidated net sales, respectively.

8.	Inventories

Inventories comprise the following (in millions):

	June 30, 2007	December 31, 2006
Finished goods	$151	$139
Work in process	242	233
Raw materials and accessories	132	125
Supplies and packing materials	152	142
Total inventories	$677	$639

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest	June 30, 2007	December 31, 2006

Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$1,488	$1,380
Dow Corning Corporation	50%	810	683
Samsung Corning Co., Ltd.	50%	236	254
All other	25%-50% (1)	182	202
		2,716	2,519
Other investments		4	3
Total		$2,720	$2,522

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Related Party Transactions:
Corning sales to affiliates	$10	$13	$18	$16
Corning purchases from affiliates	$9	$21	$14	$49
Dividends received from affiliates	$119	$88	$268	$217
Royalty income from affiliates	$35	$22	$66	$41
Corning transfers of assets, at cost, to affiliates	$30	$16	$58	$29

As of June 30, 2007, balances due to and due from affiliates were $6 million and $97 million, respectively. As of December 31, 2006, balances due to and due from affiliates were $8 million and $26 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our three significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Statement of Operations:
Net sales	$574	$513	$1,058	$1,008
Gross profit	$389	$371	$722	$733
Net income	$270	$271	$506	$556
Corning’s equity in earnings of Samsung Corning Precision	$132	$133	$245	$273

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$5	$17	$6	$34
Corning sales to Samsung Corning Precision	$2		$2
Dividends received from Samsung Corning Precision			$143	$127
Royalty income from Samsung Corning Precision	$34	$20	$63	$39
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$30	$16	$58	$29

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

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Precision Glass Co., Ltd.

As of June 30, 2007, balances due to and due from Samsung Corning Precision were $5 million and $93 million, respectively. As of December 31, 2006, balances due to and from Samsung Corning Precision were $2 million and $19 million, respectively.

As of July 2007, Samsung Corning Precision and Samsung Corning Co., Ltd. are two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 13 other creditors. Refer to the Samsung Corning Co., Ltd. section of this note for additional information.

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of 75 billion Korean won (approximately $77 million). Our ownership percentage was not affected by this capital contribution.

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S. based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Statement of Operations:
Net sales	$1,231	$1,062	$2,409	$2,089
Gross profit	$444	$361	$875	$713
Net income	$177	$207	$361	$345
Corning’s equity in earnings of Dow Corning	$88	$104	$180	$173

Related Party Transactions:
Corning purchases from Dow Corning	$3	$4	$6	$7
Dividends received from Dow Corning	$65	$40	$65	$40

Balances due to Dow Corning were $1 million as of June 30, 2007 and December 31, 2006.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of June 30, 2007, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $171 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of June 30, 2007, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $70 million to $215 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $70 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges or credits in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Samsung Corning Co., Ltd. (Samsung Corning)

Samsung Corning is a South Korea-based manufacturer of glass panels and funnels for cathode ray tube (CRT) television and display monitors.

Samsung Corning’s results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Statement of Operations:
Net sales	$161	$199	$322	$384
Gross profit	$5	$14	$14	$22
Net loss	$(33)	$7	$(36)	$(37)
Corning’s equity in losses of Samsung Corning	$(17)	$3	$(18)	$(19)

Related Party Transactions:
Royalty income from Samsung Corning	$1	$1	$3	$1

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Co., Ltd.

As of December 31, 2006, the balance due from Samsung Corning was $4 million.

In the three and six months ended June 30, 2007, equity earnings for Samsung Corning included a $15 million charge to reflect Corning’s share of restructuring and impairment charges.

In the three and six months ended June 30, 2006, Corning reduced its investment in Samsung Corning by $3 million and $24 million, respectively, due to an impairment of long-lived assets incurred by Samsung Corning. The charge also reduced Corning’s equity earnings from Samsung Corning by the same amounts noted.

Since 2003, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market is expected to be negatively impacted by continued strong growth in the LCD glass market, we expect that Samsung Corning will incur additional restructuring or impairment charges or operating losses in the foreseeable future. We currently anticipate charges could be in the range of $50 million to $100 million ($25 million to $50 million impact to Corning) over the next twelve months. Samsung Corning is currently investing in its remaining businesses which Samsung Corning management believes will offset the decline in the conventional television glass market over time. If expected results are not achieved, additional operating losses, asset impairments, and restructuring charges are likely to occur, and Samsung Corning’s long-term financial viability may come into question. These events could result in Corning incurring an additional impairment of its investment in Samsung Corning. Corning’s management believes it is possible that an impairment of our investment will occur in the foreseeable future. Corning’s investment in Samsung Corning was $236 million at June 30, 2007.

Corning reviews the recoverability of all long-lived assets, including equity investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. As a result of the impairment events described above, Corning made an assessment of whether its investment in Samsung Corning had incurred an other-than-temporary impairment in the second quarter of 2007 and concluded that it had not. Corning will continue to monitor this investment.

Samsung Corning Precision and Samsung Corning were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.6 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. To our knowledge, the SLI shares have not been sold. The suit asks for total damages of 4.73 trillion Korean won (approximately $5.1 billion) plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.3% of the Samsung affiliates’ total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Variable Interest Entities

Corning leases certain transportation equipment from a trust that qualifies as a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised” (FIN 46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning’s consolidated financial statements. The entity’s assets are primarily comprised of fixed assets which are collateral for the entity’s borrowings. These assets, amounting to approximately $28 million as of June 30, 2007 and $29 million as of December 31, 2006, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the trusts. Lease revenue generated by these trusts was $2 million and $1 million for the six months ended June 30, 2007 and 2006, respectively. Corning’s maximum exposure to loss as a result of its involvement with the trusts is estimated at approximately $15 million at June 30, 2007.

10.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2007. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Other (1)	Total

Balance at June 30, 2007	$118	$9	$150	$277

(1)	This balance relates to our Specialty Materials operating segment.

Other intangible assets follow (in millions):

	June 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$126	$96	$30	$147	$112	$35
Non-competition agreements	106	104	2	116	116
Other	5	1	4	5	1	4

Total	$237	$201	$36	$268	$229	$39

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $10 million for 2007, $11 million in 2008, $11 million in 2009, and insignificant thereafter.

11.	Customer Deposits

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the three and six months period ended June 30, 2007, we had no additional deposit payments against orders. During the three and six months ended June 30, 2006, we received a total of $134 million and $147 million, respectively, of deposits against orders.

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

Customer deposits have been or will be received in the following periods (in millions):

	2004	2005	2006	Six months ended June 30, 2007	Remainder of 2007 (1)	Estimated 2008 and Beyond	Total

Customer deposits received	$204	$457	$171	$0	$105	$0	$937

(1)	Payment of $105 million was received in July 2007.

During the three and six months ended June 30, 2007, we issued $33 million and $66 million, respectively, in credit memoranda. During the three and six months ended June 30, 2006, we issued $52 million and $73 million, respectively, in credit memoranda. These credits are not included in the above table.

Customer deposit liabilities were $548 million and $633 million at June 30, 2007 and December 31, 2006, respectively, of which $192 million and $213 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets.

In the event customers elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

12.	Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$13	$12	$27	$31	$4	$5	$7	$8
Interest cost	37	35	73	68	11	10	23	22
Expected return on plan assets	(46)	(42)	(91)	(83)
Amortization of net loss	8	8	15	17	1	1	3	4
Amortization of prior service cost	3	2	6	4	(1)	(1)	(2)	(2)
Total expense	$15	$15	$30	$37	$15	$15	$31	$32

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates, at June 30, 2007 (in millions):

	Notional Amount	Fair Value

Foreign exchange forward contracts	$1,209	$12
Foreign exchange option contracts	$175	$3

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

Corning uses derivative instruments to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At June 30, 2007, the notional amount of the undesignated derivatives was $489 million.

Cash Flow Hedges

Corning has cash flow hedges that are comprised of foreign exchange forward and option contracts. These contracts are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and are recorded in the consolidated financial statements at fair value. The effective portion of unrealized gain or loss on these contracts is deferred and reported as a component of accumulated other comprehensive income on the consolidated balance sheet, until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At June 30, 2007, the amount of net gains expected to be reclassified into earnings within the next 12 months is $12 million.

Corning reviews its cash flow hedges on a regular basis to ensure that each hedge relationship continues to be highly effective. In circumstances where a hedge becomes ineffective, any deferred gain or loss is immediately reclassified into current earnings. Corning did not recognize any hedge ineffectiveness for the quarter ended June 30, 2007.

Fair Value Hedges

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded. There were no outstanding fair value hedges as of

June 30, 2007, or December 31, 2006.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income as part of the foreign currency translation adjustment. Net loss included in the cumulative translation adjustment at June 30, 2007 and December 31, 2006 was $139 million.

14.	Share-based Compensation

Stock Compensation Plans

Share-based compensation cost recognized under SFAS 123(R) was approximately $70 million and $62 million for the six months ended June 30, 2007 and 2006, respectively, and approximately $34 million and $30 million for the three months ended June 30, 2007 and 2006, respectively. Share-based compensation cost included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock, and (4) the WESPP. No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the six months ended June 30, 2007:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)

Options Outstanding as of December 31, 2006	95,730	$24.19
Granted	5,226	$23.00
Exercised	(9,200)	$8.06
Forfeited and Expired	(714)	$48.83
Options Outstanding as of June 30, 2007	91,042	$25.55	5.50	$858,297
Options Exercisable as of June 30, 2007	76,279	$26.40	4.86	$788,139

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2007, there was approximately $60 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. Compensation cost related to stock options was approximately $36 million and $37 million for the six months ended June 30, 2007 and 2006, respectively, and approximately $18 million for the three months ended June 30, 2007 and 2006.

Proceeds received from the exercise of stock options were $69 million and $251 million for the six months ended June 30, 2007 and 2006, respectively, and $47 million and $32 million for the three months ended June 30, 2007 and 2006, respectively. Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised was approximately $141 million and $278 million for the six months ended June 30, 2007 and 2006, respectively, and $89 million and $43 million for the three months ended June 30, 2007 and 2006, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes) to the consolidated financial statements.

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

Corning also uses historical data to estimate future option exercise and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected time to exercise options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. The range given below results from certain groups of employees exhibiting different behavior. The risk-free rates used in the lattice model are derived from the U.S. Treasury yield curve in effect from the grant date to the option’s expiration date. Since period-by-period calculations are employed in the lattice model, Corning uses risk-free rates that apply from one period to the next, generally quarter to quarter. Such rates are typically referred to as “forward” rates. Being essentially marginal rates, forward rates both vary during the contractual term of the option and exhibit greater variation than the yield curve from which they are derived.

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006
Expected volatility	35-54%	38-54%	35-54%	38-54%
Weighted-average volatility	51%	51%	51%	50%
Expected dividends	0	0	0	0
Risk-free rate	4.4-5.1%	1.8-9.4%	4.4-5.2%	1.0-9.4%
Average risk-free rate	4.8%	5.1%	4.8%	4.6-5.1%
Expected time to exercise (in years)	2.2-5.3	2.7-6.4	2.2-5.4	2.7-6.4
Pre-vesting departure rate	1.6-2.5%	1.6-2.03%	1.6-2.5%	1.5-2.3%
Post vesting departure rate	3.9-6.6%	3.9-7.1%	3.8-6.7%	3.9-7.1%

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock awards, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Shares under the Incentive Stock Plan are generally awarded at-the-money, contingently vest over a period of 1 to 10 years, and have contractual lives of 1 to 10 years.

The fair value of each restricted stock award under the Incentive Stock Plan was estimated on the date of award for performance based awards assuming that performance goals will be achieved. The expected term for awards under the Incentive Stock Plans is 1 to 10 years.

Time-Based Restricted Stock:

Time-based restricted stock is issued by the Company on a discretionary basis, and is payable in shares of the Company’s common stock upon vesting. The fair value is based on the market price of the Company’s stock on the award date. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2006, and changes during the six months ended June 30, 2007:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value

Nonvested shares
Nonvested shares at December 31, 2006	817	$14.88
Granted	154	23.37
Vested	(48)	14.19
Forfeited	(24)	22.09
Nonvested shares at June 30, 2007	899	$16.18

As of June 30, 2007, there was approximately $6 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements awarded under the Plan. The cost is expected to be recognized over a weighted-average period of 3.58 years. Compensation cost related to time-based restricted stock was approximately $2 million and $1 million for the six months ended June 30, 2007 and 2006, respectively, and less than $1 million for the three months ended June 30, 2007 and 2006, respectively.

Performance-Based Restricted Stock:

Performance-based restricted stock is earned upon the achievement of certain targets, and is payable in shares of the Company’s common stock upon vesting typically over a three-year period. The fair value is based on the market price of the Company’s stock on the award date and assumes that the target payout level will be achieved. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting. During the performance period, compensation cost may be adjusted based on changes in the expected outcome of the performance-related target.

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock as of December 31, 2006, and changes during the six months ended June 30, 2007:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value

Nonvested shares
Nonvested shares at December 31, 2006	8,729	$15.70
Granted	812	21.08
Vested	(2,248)	11.75
Forfeited	(60)	19.93
Nonvested shares at June 30, 2007	7,233	$17.49

As of June 30, 2007, there was approximately $74 million of unrecognized compensation cost related to non-vested performance-based restricted stock compensation arrangements under the Plan. The cost is expected to be recognized over a weighted-average period of 1.80 years. Compensation cost related to performance-based restricted stock was approximately $31 million and $21 million for the six months ended June 30, 2007 and 2006, respectively, and approximately $16 million and $10 million for the three months ended June 30, 2007 and 2006, respectively.

Worldwide Employee Stock Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock was 85% of the lower of the beginning-of-quarter or end-of-quarter closing market price through September 30, 2006. Effective October 1, 2006, the purchase price of the stock is 85% of the end-of-quarter closing market price. Compensation cost related to the WESPP for all periods presented is immaterial.

15.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended June 30,		Six months ended June 30,

	2007 (a)	2006 (a)	2007 (a)	2006 (a)

Net income	$489	$514	$816	$771
Other comprehensive income:
Change in unrealized gain on investments, net	(2)		(2)	1
Change in unrealized gain on derivative hedging instruments, net	15	6	(22)	11
Reclassification adjustment relating to derivatives, net	(9)	(10)	19	(21)
Foreign currency translation adjustment, net	(73)	79	(54)	128
Amortization of prior pension costs, net	16		36
Change in minimum pension liability		(1)		(5)
Total comprehensive income	$436	$588	$793	$885

(a)

Other comprehensive income items for the three and six months ended June 30, 2007 and 2006 include zero net tax effects. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

16.	Operating Segments

Our reportable operating segments include Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences. The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods. The following provides a brief description of the products and markets served by each reportable segment:

•	Display Technologies - manufactures liquid crystal display glass for flat panel displays;
•	Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry;
•	Environmental Technologies - manufactures ceramic substrates and filters for automobile and diesel applications; and
•	Life Sciences - manufactures glass and plastic consumables for pharmaceutical and scientific applications.

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Life Sciences	All Other	Total

Three months ended June 30, 2007
Net sales	$610	$438	$191	$78	$101	$1,418
Depreciation (1)	$79	$32	$22	$5	$9	$147
Amortization of purchased intangibles		$2				$2
Research, development and engineering expenses (2)	$28	$21	$31	$13	$13	$106
Restructuring, impairment and other charges and (credits) (before-tax and minority interest)		$(2)				$(2)
Income tax provision	$(11)	$(8)	$(4)			$(23)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$354	$39	$13		$(3)	$403
Minority interests					$(1)	$(1)
Equity in earnings (loss) of affiliated companies	$132	$1	$1		$(6)	$128
Net income (loss)	$486	$40	$14	$0	$(10)	$530
Three months ended June 30, 2006
Net sales	$461	$472	$152	$75	$101	$1,261
Depreciation (1)	$68	$43	$20	$5	$10	$146
Amortization of purchased intangibles		$3				$3
Research, development and engineering expenses (2)	$36	$18	$31	$12	$8	$105
Restructuring, impairment and other charges and (credits) (before-tax and minority interest)		$(1)		$2	$4	$5
Income tax provision	$(21)	$(13)	$(3)		$(1)	$(38)
Earnings (loss) before minority interest and equity earnings (3)	$209	$40	$9	$(2)	$1	$257
Minority interests		$(1)				$(1)
Equity in earnings of affiliated companies (4)	$135	$1			$12	$148
Net income (loss)	$344	$40	$9	$(2)	$13	$404
Six months ended June 30, 2007
Net sales	$1,134	$877	$370	$154	$190	$2,725
Depreciation (1)	$160	$65	$43	$10	$17	$295
Amortization of purchased intangibles		$5				$5
Research, development and engineering expenses (2)	$55	$40	$61	$25	$22	$203
Restructuring, impairment and other charges and (credits) (before-tax and minority interest)		$(2)				$(2)
Income tax provision	$(52)	$(22)	$(8)			$(82)
Earnings (loss) before minority interest and equity earnings (3)	$621	$67	$22		$(4)	$706
Minority interests					$(1)	$(1)
Equity in earnings of affiliated companies	$245	$2	$1		$3	$251
Net income (loss)	$866	$69	$23	$0	$(2)	$956
Six months ended June 30, 2006
Net sales	$1,008	$869	$307	$147	$192	$2,523
Depreciation (1)	$130	$85	$40	$10	$20	$285
Amortization of purchased intangibles		$6				$6
Research, development and engineering expenses (2)	$66	$38	$61	$25	$16	$206
Restructuring, impairment and other charges and (credits) (before-tax and minority interest)		$6		$2	$3	$11
Income tax provision	$(50)	$(19)	$(3)		$(4)	$(76)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$484	$38	$9	$(7)	$3	$527
Minority interests					$(2)	$(2)
Equity in earnings (loss) of affiliated companies (4)	$277	$3	$(1)		$(1)	$278
Net income (loss)	$761	$41	$8	$(7)	$0	$803

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

(4)

In the three and six months ended June 30, 2007, equity in earnings (loss) of affiliated companies includes charges of $15 million in All Other related to impairments for Samsung Corning. In the three and six months ended June 30, 2006, equity in earnings (loss) of affiliated companies includes charges of $3 million and $24 million, respectively, in All Other related to impairments for Samsung Corning.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006
Net income of reportable segments	$530	$404	$956	$803
Unallocated amounts:
Net financing costs (1)	10	(2)	18	(10)
Stock-based compensation expense	(34)	(30)	(70)	(62)
Exploratory research (2)	(29)	(19)	(57)	(40)
Corporate contributions	(6)	(9)	(20)	(17)
Equity in earnings of affiliated companies, net of impairments (3)	92	108	185	178
Asbestos settlement (4)	(76)	61	(186)	(124)
Other corporate items (5)	2	1	(10)	43
Net income	$489	$514	$816	$771

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2)

Exploratory research includes $12 million and $22 million of spending in the three and six months ended June 30, 2007, respectively, on development programs such as silicon on glass, green lasers and micro-reactors.

(3)

In the three and six months ended June 30, 2006, equity in earnings of affiliated companies, net of impairments includes a $33 million gain representing our share of a tax settlement relating to an IRS examination at Dow Corning.

(4)	Refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements for additional information about the asbestos settlement.
(5)	Other corporate items include the tax impact of the unallocated amounts. In addition, the following items are also included:
•	In the six months ended June 30, 2007, loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010.
•	In the three months and six months ended June 30, 2006, tax benefits of $10 million and $48 million, respectively, from the release of valuation allowances for certain foreign locations.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the second quarter of 2007, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 61% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 26% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 80% of total segment sales.
•	In the Life Sciences segment, one customer accounted for 40% of segment sales.

For the first half of 2007, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 61% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 24% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 77% of total segment sales.
•	In the Life Sciences segment, one customer accounted for 44% of segment sales.

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

17.	Subsequent Event

On July 18, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock and approved the repurchase of $500 million of common stock between now and the end of 2008.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Our key priorities for 2007 remain unchanged from the previous three years: protect our financial health, improve our profitability, and invest in the future. During the second quarter of 2007, we made the following progress against these priorities:

Financial Health

Our balance sheet remains strong, and we generated significant positive cash flows from operating activities.

•	Our debt to capital ratio declined from 19% at December 31, 2006, to 15% at June 30, 2007.
•	Operating cash flow in the first half of 2007 was $668 million.
•	All three rating agencies upgraded our debt ratings to BBB+ or the equivalent.

Profitability

For the three months ended June 30, 2007, we generated net income of $489 million or $0.30 per share compared to net income of $514 million or $0.32 per share for the same period in 2006. The decline in net income was due largely to the following items:

•

Asbestos settlement expense of $76 million in the second quarter of 2007 compared to a credit of $61 million for the same period last year reflecting the change in fair value of Corning’s asbestos settlement liability. The change in fair value for the asbestos settlement liability was primarily attributable to the change in the value of 25 million shares of Corning’s common stock to be contributed to the proposed settlement. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements.

•	A decrease in equity earnings when compared to the second quarter of 2006 which included a gain of $33 million related to Dow Corning’s settlement with the IRS for tax years 1992 to 2003.

The decline in net income caused by the two items described above was largely offset by higher net income in the Display Technologies operating segment.

For the six months ended June 30, 2007, we reported net income of $816 million or $0.51 per share which represented an increase of $45 million over the same period in 2006. The increase in net income was primarily attributable to higher net income in the Display Technologies, Telecommunications, and Environmental Technologies operating segments. Improvements in net income were offset somewhat by higher asbestos settlement expense and an increase in tax expense. Tax expense for the six months ended June 30, 2006, included the release of approximately $48 million of valuation allowances relating to certain foreign locations. Refer to Note 5 (Income Taxes) for additional information relating to taxes.

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

Our research, development and engineering expenses for the three and six months ended June 30, 2007, increased somewhat when compared to the same periods last year but remained constant as percentage of net sales. We believe our spending levels are adequate to support our technology and innovation strategies.

Capital spending for six months ended June 30, 2007, totaled $466 million. We are committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. We expect our 2007 capital spending to be in the range of $1.1 billion to $1.2 billion, of which approximately $700 million will be directed toward our Display Technologies segment and approximately $100 million will be directed toward our Environmental Technologies segment. In addition, in April 2007, we announced a $300 million facility improvement plan for the Company’s Sullivan Park Research and Development campus near Corning, New York. The expansion is expected to be completed over a six-year period.

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales	$1,418	$1,261	12%	$2,725	$2,523	8%

Gross margin	$659	$541	22%	$1,250	$1,114	12%
(gross margin %)	46%	43%		46%	44%

Selling, general and administrative expenses	$229	$194	18%	$443	$417	6%
(as a % of net sales)	16%	15%		16%	17%

Research, development and engineering expenses	$137	$128	7%	$267	$252	6%
(as a % of net sales)	10%	10%		10%	10%

Restructuring, impairment and other (credits) and charges	$(2)	$5	(140)%	$(2)	$11	(118)%
(as a % of net sales)

Asbestos settlement	$76	$(61)	(225)%	$186	$124	50%
(as a % of net sales)	5%	(5)%		7%	5%

Income before income taxes	$289	$283	2%	$456	$339	35%
(as a % of net sales)	20%	22%		17%	13%

Provision for income taxes	$(19)	$(24)	(21)%	$(75)	$(22)	241%
(as a % of net sales)	(1)%	(2)%		(3)%	(1)%

Equity in earnings of affiliated companies, net of impairments	$220	$256	(14)%	$436	$456	(4)%
(as a % of net sales)	16%	20%		16%	18%

Net income	$489	$514	(5)%	$816	$771	6%
(as a % of net sales)	34%	41%		30%	31%

Net Sales

For the three and six months ended June 30, 2007, the net sales increase compared to the same periods in 2006 was the result of year-over-year increased volumes in the Display Technologies and Environmental Technologies operating segments. For Display Technologies, sales volume increases were offset somewhat by price declines. Movements in foreign exchange rates did not have a significant impact on sales for the three and six months ended June 30, 2007 when compared with the same periods in 2006.

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

Gross Margin

As a percentage of net sales, gross margins for the three and six months ended June 30, 2007, were higher when compared to same periods last year. Gross margin percentages in the second quarter of 2006 reflected the impact of a build-up of panel inventory in the supply chain when a number of our customers idled part of their facilities and lowered their demand. This had a negative impact on the results of our Display Technologies operating segment in the second quarter of last year.

Selling, General and Administrative Expenses

For the three and six months ended June 30, 2007, selling, general, and administrative expenses increased $35 million and $26 million, respectively, when compared to the same period in 2006 due to higher compensation-related expenses. Selling, general, and administrative expenses as a percentage of sales remained relatively constant for both periods presented.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities; and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three and six months ended June 30, 2007, research, development and engineering expenses increased by $9 million and $15 million, respectively, when compared to the same period last year but remained even as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments.

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

Other Income, Net

For the three and six months ended June 30, 2007, other income, net, increased by $43 million and $55 million, respectively, when compared to the same periods last year. The increase in both periods reflected an increase in royalty income from Samsung Corning Precision. Corning licenses certain of its patents to Samsung Corning Precision, as well as to third parties, which generate royalty income. The second quarter of 2007 also included a $19 million gain on the sale of Corning’s European submarine cabling business.

Income Before Income Taxes

In addition to the items identified above, the following items had an impact on the results of our income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Loss on repurchases and retirement of debt, net	$0	$(11)	$(15)	$(11)
Movements in exchange rates	$(13)	$(30)	$(58)	$(53)

Provision for Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Provision for income taxes	$19	$24	$75	$22
Effective tax rate	6.6%	8.5%	16.4%	6.5%

For the three months ended June 30, 2007, the effective tax rate reflected the following items:

•	The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. until an appropriate level of profitability is reached and sustained in the U.S.
•	The benefit of tax holidays and investment credits in Taiwan.
•	The release of a $17 million reserve related to a favorable tax ruling from the Taiwanese government received in the second quarter of 2007.
•

The impact of discrete items for which no tax benefit was recorded including asbestos settlement expense of $76 million and a gain on the sale of our European submarine cabling business. Refer to Note 3 (Commitments and Contingencies) for additional information about the asbestos settlement.

In addition to the items noted above, the tax provision for the six months ended June 30, 2007, reflected the impact of additional discrete items for which no tax benefit was recorded including asbestos settlement expense of $110 million and a loss on the repurchase of debt of $15 million.

For the three months ended June 30, 2006, the effective tax rate reflected the following items:

•

The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. and certain foreign jurisdictions until appropriate levels of profitability are reached and sustained in such jurisdictions.

•	The benefit of tax holidays and investment credits in Taiwan and tax holidays in China.
•	The release of a $10 million valuation allowance on Australian deferred tax assets because we had achieved an appropriate level of profitability.
•	The impact of discrete items for which no tax benefit or expense was recorded, including a credit of $61 million related to the asbestos settlement.

In addition to the items noted above, the tax provision for the six months ended June 30, 2006, reflected the impact of additional discrete items for which no tax benefit was recorded and the release of a $38 million valuation allowance on a portion of our German deferred tax assets.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements in the 2006 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2006 and this continues to be the case at June 30, 2007. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable. Until then, we will not record tax benefits (expenses) on losses (income) generated in the U.S.

It is likely that we will continue to carry full valuation allowances on our U.S. deferred tax assets until at least the end of 2008. As a result, we do not expect to recognize net tax expense on U.S. income until 2009 at the earliest. We expect the tax rate to move to the mid-20% range when we begin to recognize net U.S. tax expense.

We do not anticipate paying cash taxes on U.S. income for many years. Our U.S. tax net operating loss carryforward is approximately $5 billion and does not begin to expire until 2023.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary. The benefits of such arrangements phase out in various years (2006 through 2011) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 22 and 10 percentage points for the second quarter ended June 30, 2007 and 2006, respectively, and a reduction in the rate of 17 and 15 percentage points for the six months ended June 30, 2007 and 2006, respectively.

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

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Samsung Corning Precision	$132	$133	$245	$273
Dow Corning Corporation	88	104	180	173
Samsung Corning	(17)	3	(18)	(19)
All other	17	16	29	29
Total equity earnings	$220	$256	$436	$456

Equity earnings for the second quarter of 2007 declined when compared to the same period last year reflecting lower equity earnings reported by Dow Corning Corporation and Samsung Corning, when compared to the same period in 2006.

Equity earnings from Dow Corning declined when compared to the second quarter of 2006 due to the impact of continued strong sales volumes that was more than offset by the absence of a $33 million favorable tax settlement recorded in the second quarter of last year. Dow Corning, a leading provider of silicon-based technology, continues to experience strong growth and operating results. A significant growth area for Dow Corning is its consolidated entity that makes hyper-pure polycrystalline for the semiconductor and solar energy industries.

Equity earnings for Samsung Corning declined in the second quarter of 2007 when compared to the second quarter of 2006 due to the impact of restructuring and impairment charges. Our share of these charges was $15 million in the second quarter of 2007 compared to $3 million in the same period last year.

Equity earnings for the six months ended June 30, 2007 declined when compared to the same period in 2006 due to lower equity earnings from Samsung Corning Precision. Equity earnings recognized from Samsung Corning Precision for both the three and six months ended June 30, 2007 compared to their respective periods in 2006 is explained in the discussion of our Display Technologies segment. Equity earnings for Dow Corning reflected increased sales volumes and the impact of a lower effective tax rate offset by the absence of the $33 million gain described above.

Since 2003, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market is expected to be negatively impacted by continued strong growth in the LCD glass market, we expect that Samsung Corning will incur additional restructuring or impairment charges or operating losses in the foreseeable future. We currently anticipate charges could be in the range of $50 million to $100 million ($25 million to $50 million impact to Corning) over the next twelve months. Samsung Corning is currently investing in its remaining businesses which Samsung Corning management believes will offset the decline in the conventional television glass market over time. If expected results are not achieved, additional operating losses, asset impairments, and restructuring charges are likely to occur, and Samsung Corning’s long-term financial viability may come into question. These events could result in Corning incurring an additional impairment of its investment in Samsung Corning. Corning’s management believes it is possible that an impairment of our investment will occur in the foreseeable future. Corning’s investment in Samsung Corning was $236 million at June 30, 2007.

Refer to Note 9 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning’s operating results.

Net Income

As a result of the above, our net income and per share data follow (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$489	$514	$816	$771
Basic earnings per common share	$0.31	$0.33	$0.52	$0.50
Diluted earnings per common share	$0.30	$0.32	$0.51	$0.48
Shares used in computing per share amounts
Basic earnings per common share	1,567	1,549	1,565	1,545
Diluted earnings per common share	1,605	1,597	1,603	1,594

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

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales	$610	$461	32%	$1,134	$1,008	13%
Income before equity earnings	$354	$209	69%	$621	$484	28%
Equity earnings of affiliated companies	$132	$135	(2)%	$245	$277	(12)%
Net income	$486	$344	41%	$866	$761	14%

The increase in net sales for the second quarter of 2007 compared to the second quarter of 2006 reflected volume gains of 58% (measured in square feet of glass sold) offset by price declines and the impact of unfavorable exchange rate movements. In the second quarter of 2006, net sales of this segment reflected the impact of a build-up of panel inventory in the supply chain when a number of our customers idled part of their facilities and negatively impacted demand. In addition, year-over-year volume gains were driven by increased LCD monitor and TV market penetration, demand for larger-size substrates (generation 5 and above), and continued strong demand for glass for notebook computers.

For the second quarter of 2007, large-size glass substrates accounted for 85% of total sales volumes, compared to 79% for the second quarter of 2006. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar – Japanese yen exchange rate. Net sales in the second quarter of 2007 were negatively impacted by approximately $29 million due to a weakening of the Japanese yen when compared to the second quarter of 2006.

For the six months ended June 30, 2007, the net sales increase reflected volume gains of 34% offset somewhat by price declines when compared to the same period last year. The rate of price declines in the first half of 2007 has slowed compared to the rate of price declines in the previous year reflecting the positive impact of a new pricing strategy implemented at the beginning of 2007. Net sales in the first half of 2007 were negatively impacted by $77 million resulting from a weakening of the Japanese yen when compared to the first half of 2006.

For the three and six months ended June 30, 2007, income before equity earnings was up significantly due to higher net sales, lower manufacturing costs, and an increase in royalty income from Samsung Corning Precision. Corning licenses certain of its patents to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

Equity earnings for the three and six months ended June 30, 2007, were lower when compared to the same period last year as volume gains at Samsung Corning Precision of 43% and 34%, respectively, were offset by the impact of price declines and an increase in manufacturing, operating, and royalty expenses. For the three and six months ended June 30, 2007, equity earnings were also negatively impacted by $6 million and $16 million, respectively, from a weakening of the Japanese yen when compared to the same periods last year. Volume in the second quarter of 2007 increased 20% from the first quarter of 2007. Although prices were down significantly compared to last year, prices declined only slightly compared to the first quarter of 2007, reflecting the positive impact of a new pricing strategy at the beginning of 2007.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the three and six months ended June 30, 2007, AUO, Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, represented 61% of segment sales when combined.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. For the three and six months ended June 30, 2007, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for approximately 93% of Samsung Corning Precision sales.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment agreed to supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the three and six months ended June 30, 2007, Corning did not receive any customer deposit payments, and issued $33 million and $66 million, respectively, in credit memoranda. During the three and six months ended June 30, 2006, Corning received $134 million and $147 million, respectively, of deposits against orders, and issued $52 million and $13 million, respectively, in credit memoranda. Refer to Note 11 (Customer Deposits) to the consolidated financial statements for additional information.

In the event the customers elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of the customer deposits.

Outlook:

We expect to see a continuation of the overall industry growth and the trend toward large-size substrates driven by increased end market demand for LCD televisions. We continue to estimate volume growth in the LCD glass market at 35% to 40% in 2007.

For the third quarter of 2007, we expect glass volumes of Corning’s wholly-owned business to increase in the range of 10% to 15% and Samsung Corning Precision volumes to increase in the range of 5% to 10%, when compared to the second quarter of 2007. Price declines in the third quarter of 2007 for Corning’s wholly-owned business and at Samsung Corning Precision are expected to be in the same range as the second quarter of 2007.

Although we believe that end market demand for LCD televisions, monitors, and notebooks remains strong, we are cautious about the potential negative impact that economic conditions could have on consumer demand. There is no assurance that the end-market rates of growth will continue at the rates experienced in recent years, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes; prices; or other factors may lead to pauses in market growth. Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales:
Optical fiber and cable	$219	$234	(6)%	$430	$439	(2)%
Hardware and equipment	219	238	(8)%	447	430	4%
Total net sales	$438	$472	(7)%	$877	$869	1%

Net income	$40	$40	0%	$69	$41	68%

For the three months ended June 30, 2007, the decline in segment sales when compared to the same period last year was driven by lower demand for fiber-to-the-premises products and other hardware and equipment products and the impact of the sale of Corning’s European submarine cabling business in April 2007. For the six months ended June 30, 2007, the increase in sales, when compared to the same period last year, was driven by market growth for telecommunications products in the first quarter of 2007 offset by lower optical cable sales in Japan and lower submarine cable sales, both of which are described more fully below. Movements in foreign exchange rates, primarily the Euro, did not have a significant impact on sales for the three and six months ended June 30, 2007, when compared to the same periods last year.

Effective April 1, 2006, Advance Cable Systems (ACS), currently an equity company affiliate, assumed responsibility for optical cable and hardware and equipment sales in Japan. Since April 1, 2006, ACS has been accounted for under the equity method and as a result, sales for the six months ended June 30, 2007 are not comparable to sales for the same period last year. Sales of optical cable in Japan were $23 million in the first quarter of 2006.

Effective April 30, 2007, Corning sold its European submarine cabling business. Sales of submarine cabling products for this business for the three and six months ended June 30, 2007 were $9 million and $39 million, respectively, compared to $28 million and $47 million, respectively for the same periods in 2006.

For the three months ended June 30, 2006, net income for this segment remained level due to the impact of a $19 million gain on the sale of this segment’s European submarine cabling business offset by the impact of lower sales as described above. The increase in net income for the six months ended June 30, 2007, when compared to the same period last year was due to improved hardware and equipment sales when compared to the same period last year and the impact of the $19 million gain described above. Movements in exchange rates did not significantly impact the results for this operating segment.

The Telecommunications segment has a concentrated customer base. For the three and six months ended June 30, 2007, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented 26% and 24%, respectively, of total segment sales when combined.

In April 2007, we announced plans to re-open a portion of our Concord, N.C., optical fiber manufacturing facility as a result of volume growth in the optical fiber market, which has been greater than 15% over the past two years.

In July 2007, we announced plans to expand our optical fiber manufacturing facility in China based on continued growth in the China optical fiber market. The expansion is expected to be completed in 2009.

Outlook:

For the third quarter of 2007, we expect net sales to increase approximately 8% when compared to the second quarter of 2007. Sales of the European submarine cabling business, which was sold in April 2007, were $9 million in the second quarter of 2007.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales:
Automotive	$128	$113	13%	$251	$234	7%
Diesel	63	39	62%	119	73	63%
Total net sales	$191	$152	26%	$370	$307	21%

Net (loss) income	$14	$9	56%	$23	$8	188%

Increased sales of this segment for the three and six months ended June 30, 2007, compared to the same periods last year were due largely to increasing sales in the diesel product line. Diesel sales in the three and six months ended June 30, 2007, reflected increased sales of heavy duty diesel products to meet the U.S. emissions regulations which went into effect on January 1, 2007. Movements in exchange rates did not have a significant impact on sales for this segment.

For the three and six months ended June 30, 2007, net income was up due to higher sales and manufacturing efficiencies when compared to the same periods last year. Movements in foreign exchange rates did not have a significant impact on net income for the comparable periods.

The Environmental Technologies reportable segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three and six months ended June 30, 2007, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 80% and 77%, respectively, of total segment sales when combined.

Outlook:

For the third quarter of 2007, we expect net sales of this segment to be approximately even when compared to the second quarter of 2007 due to an increase in diesel product sales as demand for heavy duty diesel products continues to increase offset by a reduction in automotive product sales.

Life Sciences

The following table provides net sales and net (loss) income for the Life Sciences segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales	$78	$75	4%	$154	$147	5%
Net (loss) income	$0	$(2)	(100%)	$0	$(7)	(100%)

Net sales for the three and six months ended June 30, 2007, were up when compared to the same period last year driven by market growth and higher prices. Movements in foreign exchange rates did not have a significant impact on the comparability of sales.

For the three and six months ended June 30, 2007, the reduction in net loss compared to the same periods in 2006 was due to increased sales, improved manufacturing performance, and movements in foreign exchange rates. For the three and six months ended June 30, 2007, the net loss for this operating segment was positively impacted by approximately $1 million and $2 million, respectively, due to movements in foreign exchange rates.

For the three and six months ended June 30, 2007, one customer accounted for approximately 40% and 44%, respectively, of this segment’s net sales.

Outlook:

For the third quarter of 2007, we expect net sales to be flat to down 5% from the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

In the first quarter of 2007, we repurchased $223 million of our 6.25% Euro notes due in 2010. We recognized a $15 million loss upon the early redemption of these notes.

In the second quarter of 2006, we completed the following debt-related transactions:

•	We redeemed the entire $125 million principal amount of our 8.3% medium-term notes due 2025.
•	We redeemed $97 million of our 6.25% Euro notes due 2010 and recognized a loss of $8 million upon the early redemption of these notes.
•	We repurchased $96 million of our 6.3% notes due 2009. We recognized a loss of $3 million associated with this repurchase.

On July 18, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock and approved the repurchase of $500 million of common stock between now and the end of 2008.

Capital Spending

For the six months ended June 30, 2007, capital spending totaled $466 million compared to $554 million, for the same period last year. We remain committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. We expect our 2007 capital spending to be in the range of $1.1 billion to $1.2 billion, of which approximately $700 million will be directed toward our Display Technologies segment and approximately $100 million will be directed toward our Environmental Technologies segment. In addition, in April 2007, we announced a $300 million facility improvement plan for the Company’s Sullivan Park Research and Development campus near Corning, New York. The expansion is expected to be completed over a six-year period.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Customer deposits have been or will be received in the following periods (in millions):

	2004	2005	2006	Six months ended June 30, 2007	Remainder of 2007 (1)	Estimated 2008 and Beyond	Total

Customer deposits received	$204	$457	$171	$0	$105	$0	$937

(1)	Payment of $105 million was received in July 2007.

During the six months ended June 30, 2007, and 2006, we issued $66 million and $73 million in credit memoranda, respectively. These credits are not included in the above amounts.

In 2007, we expect to issue credits in the range of $140 million to $150 million. Based on the deposit arrangements currently in place, in 2007 and 2008, credits issued will exceed deposits received.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the company’s long-term funding targets. In the first quarter of 2007, we made a voluntary contribution of $106 million to our domestic defined benefit pension plan. There are no plans for additional contributions this year.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of June 30, 2007	As of December 31, 2006

Working capital	$2,802	$2,479
Working capital, excluding cash, cash equivalents, and short-term investments	$(401)	$(688)
Current ratio	2.3:1	2.1:1
Trade accounts receivable, net of allowances	$793	$719
Days sales outstanding	50	47
Inventories	$677	$639
Inventory turns	4.4	4.6
Days payable outstanding (1)	58	81
Long-term debt	$1,456	$1,696
Total debt to total capital	15%	19%

(1) Includes trade payables only.

Credit Rating

Our credit ratings have been upgraded since those reported in our 2006 Annual Report on Form 10-K as follows:

RATING AGENCY	Rating
Last Update	Long-Term Debt	Outlook

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
June 19, 2007

Management Assessment of Liquidity

Our major source of funding for 2007 and beyond will be our operating cash flow, our existing balances of cash, cash equivalents and short term investments, and proceeds from the exercise of employee stock options. From time to time, we may issue debt securities to refinance debt securities maturing in the next few years. On July 18, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock and approved the repurchase of $500 million of common stock between now and the end of 2008. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures, scheduled debt repayments, dividends, and share repurchases.

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in off balance sheet arrangements disclosed in our 2006 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

Other than the debt transactions described in Note 4 (Debt) to the consolidated financial statements, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2006 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2006 Form 10-K and remain unchanged through the second quarter of 2007.

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

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement—in accordance with SFAS 106 (if deemed part of a postretirement plan) or APB 12 (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. Corning is required to adopt EITF 06-10 effective January 1, 2008. Corning is currently evaluating the impact of EITF 06-10 on its consolidated results of operations and financial condition.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). The FSP amends FIN 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments.” It also amends FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral (receivable or payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Corning is required to adopt FSP FIN 39-1 effective January 1, 2008. Corning is currently evaluating the impact of FSP FIN 39-1 on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).” This issue relates to the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards. Corning is required to adopt EITF 06-11 effective January 1, 2008. Corning is currently evaluating the impact of EITF 06-11 on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of this issue is limited to nonrefundable advance payments for goods and services related to research and development activities. The issue is whether such advanced payments should be expensed as incurred or capitalized. Corning is required to adopt EITF 07-3 effective January 1, 2008. Corning is currently evaluating the impact of EITF 07-3 on its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2007, and December 31, 2006, Corning had accrued approximately $15 million (undiscounted) and $16 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first six months of 2007. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2006 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including Corning’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 17 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $15 million (undiscounted) for its estimated liability for environmental cleanup and litigation at June 30, 2007. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of June 30, 2007, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $171 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of June 30, 2007, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $70 million to $215 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $70 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As a result of PCC’s bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 11,500 other cases (approximately 45,000 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

Since March 31, 2003, we have recorded total net charges of $1 billion to reflect the agreed settlement contributions and subsequent adjustments for the change in the fair value of the components.

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock (totaling $837 million at June 30, 2007) is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $165 million at June 30, 2007), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. As of July 2007, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) are two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.6 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. To our knowledge, the SLI shares have not been sold. The suit asks for total damages of 4.73 trillion Korean Won (approximately $5.1 billion) plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.3% of the Samsung affiliates’ total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

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

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and Netoptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties are conducting case management discussions. Management believes that there are strong defenses to these claims and that the claims are not likely to be material to the financial statements of Corning.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2006 which could materially impact our business, financial condition or future results. Risks disclosed in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factor information disclosed in our Form 10-K for the year ended December 31, 2006.

Current or future litigation may harm our financial condition or results of operations

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants produced a tentative plan of settlement through a PCC Plan of Reorganization, but this Plan has not been confirmed by the Bankruptcy Court. The proponents of the Plan have moved for reconsideration of the order entered by the Court on December 21, 2006 denying Plan confirmation. It is reasonably possible that changes to the Plan may be negotiated, but the elements of the Plan and final approval are subject to a number of contingencies. Total net charges of $1 billion have been recorded through June 30, 2007; however, additional charges or credits are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

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

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs can be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers which have provided insurance in the past for our insurance programs are in liquidation and may not be able to respond if we should have claims. Unfavorable court decisions concerning matters of coverage, definition of occurrences or calculations of deductibles for asbestosis claims, for example, may also affect Corning’s ability to recover significant sums from its insurance program. The financial health of other insurers may deteriorate. In addition, we may not be able to obtain adequate insurance coverage for certain risk such as political risk, terrorism or war.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal second quarter of 2007:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (b)

Period
April 1-30, 2007	251,377	$23.42	0	$0
May 1-31, 2007	38,751	$24.38	0	$0
June 1-30, 2007	19,064	$25.94	0	$0
Total	309,192	$23.70	0	$0

(a)

This column reflects the following transactions during the fiscal second quarter of 2007: (i) the deemed surrender to us of 226,367 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 82,825 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b)

During the quarter ended June 30, 2007, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program. On July 18, 2007, we publicly announced the start of a new program covering the repurchase of up to $500 million of our common stock by December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) – (c) Our annual meeting of shareholders was held on April 26, 2007. At that meeting, shareholders elected Robert F. Cummings, Jr., Eugene C. Sit, William D. Smithburg, Hansel E. Tookes II and Wendell P. Weeks as directors for terms expiring at our annual meeting of shareholders in 2010. In addition, shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2007. Shareholders also voted in favor of a shareholder proposal requesting the Board of Directors to adopt annual election of each director. Those elected and the results of voting are as follows:

Nomination and Election of Directors

Name	Votes For	Votes Withheld
Robert F. Cummings, Jr.	1,344,193,710	31,277,076
Eugene C. Sit	1,032,224,094	343,246,692
William D. Smithburg	1,029,520,259	345,950,527
Hansel E. Tookes II	1,031,409,901	344,060,885
Wendell P. Weeks	1,030,991,432	344,479,353

John Seely Brown, Gordon Gund, John M. Hennessy, H. Onno Ruding and Padmasree Warrior continued as directors for terms expiring at the annual meeting of shareholders in 2008 and James B. Flaws, James R. Houghton, James J. O’Connor, Deborah D. Rieman and Peter F. Volanakis continued as directors for terms expiring at the annual meeting of shareholders in 2009.

	Votes For	Votes Against	Abstain
Ratify appointment of	1,346,083,085	20,076,662	9,311,039
PricewaterhouseCoopers LLP
as our independent
registered public accounting
firm for fiscal year ending
December 31, 2007
	Votes For	Votes Against	Abstain	Broker Non-Votes
Shareholder proposal	804,331,492	292,262,859	15,865,574	263,010,861
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

Corning Incorporated
(Registrant)

July 27, 2007	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 27, 2007	/s/ JANE D. POULIN
Date	Jane D. Poulin
Chief Accounting Officer
(Principal Accounting Officer)

July 27, 2007	/s/ KATHERINE A. ASBECK
Date	Katherine A. Asbeck
Senior Vice President - Finance

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

12	Computation of Ratio of Earnings to Fixed Charges	53

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act	54

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act	55

32	Certification Pursuant to 18 U.S.C. Section 1350	56

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Six months ended June 30, 2007

Income before income taxes	$456
Adjustments:
Distributed income of equity investees	268
Fixed charges net of capitalized interest	62

Income before taxes and fixed charges, as adjusted	$786

Fixed charges:
Interest expense (a)	$49
Portion of rent expense which represents an appropriate interest factor (b)	13
Capitalized interest	10

Total fixed charges	72
Capitalized interest	(10)

Total fixed charges, net of capitalized interest	$62

Ratio of earnings to fixed charges	10.9x

(a)	Interest expense includes amortization expense for capitalized interest and debt costs.
(b)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, Chairman and Chief Executive Officer of Corning Incorporated, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

July 27, 2007

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

July 27, 2007

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 27, 2007

/s/	Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer