Form 10-Q
period 2007-09-30
CORNING INC /NY
filed 2007-10-26
CIK 24741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,575,834,092 shares of Corning’s Common Stock, $0.50 Par Value, were outstanding as of October 15, 2007.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Net sales	$1,553	$1,282	$4,278	$3,805
Cost of sales	811	716	2,286	2,125

Gross margin	742	566	1,992	1,680

Operating expenses:
Selling, general and administrative expense	212	218	655	635
Research, development and engineering expenses	145	127	412	379
Amortization of purchased intangibles	2	2	7	8
Restructuring, impairment and other charges and (credits) (Note 2)		2	(2)	13
Asbestos settlement (credit) charge (Note 3)	(16)	13	170	137

Operating income	399	204	750	508

Interest income	38	32	110	82
Interest expense	(21)	(18)	(62)	(56)
Loss on repurchases and retirement of debt, net (Note 4)			(15)	(11)
Other income, net (Note 1)	29	27	118	61

Income before income taxes	445	245	901	584
Provision for income taxes (Note 5)	66	33	141	55

Income before minority interest and equity earnings	379	212	760	529
Minority interests	(1)	(6)	(2)	(8)
Equity in earnings of affiliated companies, net of impairments (Note 9)	239	232	675	688

Net income	$617	$438	$1,433	$1,209

Basic earnings per common share (Note 6)	$0.39	$0.28	$0.91	$0.78
Diluted earnings per common share (Note 6)	$0.38	$0.27	$0.89	$0.76
Dividends declared per common share	$0.05		$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	September 30, 2007	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$1,878	$1,157
Short-term investments, at fair value	1,451	2,010
Total cash, cash equivalents and short-term investments	3,329	3,167
Trade accounts receivable, net of doubtful accounts and allowances - $22 and $21	874	719
Inventories (Note 8)	665	639
Deferred income taxes (Note 5)	37	47
Other current assets	221	226
Total current assets	5,126	4,798

Investments (Note 9)	2,932	2,522
Property, net of accumulated depreciation - $4,337 and $4,087	5,602	5,193
Goodwill and other intangible assets, net (Note 10)	311	316
Deferred income taxes (Note 5)	92	114
Other assets	210	122

Total Assets	$14,273	$13,065

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$21	$20
Accounts payable	495	631
Other accrued liabilities (Notes 3 and 14)	1,739	1,668
Total current liabilities	2,255	2,319

Long-term debt (Note 4)	1,460	1,696
Postretirement benefits other than pensions	714	739
Other liabilities (Notes 3 and 11)	1,002	1,020
Total liabilities	5,431	5,774

Commitments and contingencies (Note 3)
Minority interests	44	45
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,595 million and 1,582 million	797	791
Additional paid-in capital	12,218	12,008
Accumulated deficit	(3,641)	(4,992)
Treasury stock, at cost; Shares held: 24 million and 17 million	(363)	(201)
Accumulated other comprehensive loss (Note 15)	(213)	(360)
Total shareholders’ equity	8,798	7,246

Total Liabilities and Shareholders’ Equity	$14,273	$13,065

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for 2006 were reclassified to conform with the 2007 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine months ended September 30,

	2007	2006
Cash Flows from Operating Activities:
Net income	$1,433	$1,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	446	430
Amortization of purchased intangibles	7	8
Asbestos settlement	170	137
Restructuring, impairment and other (credits) charges	(2)	13
Loss on repurchases and retirement of debt	15	11
Stock compensation charges	100	95
Gain on sale of business	(19)
Undistributed earnings of affiliated companies	(327)	(384)
Deferred tax provision (benefit)	18	(64)
Restructuring payments	(30)	(9)
Customer deposits, net of (credits) issued	(64)	86
Employee benefit payments (in excess of) less than expense	(82)	26
Changes in certain working capital items:
Trade accounts receivable	(157)	(119)
Inventories	(37)	(104)
Other current assets	(21)	(10)
Accounts payable and other current liabilities, net of restructuring payments	(100)	(181)
Other, net	(5)	31
Net cash provided by operating activities	1,345	1,175

Cash Flows from Investing Activities:
Capital expenditures	(871)	(892)
Acquisitions of businesses, net of cash received	(4)	(16)
Net (payments) proceeds from sale or disposal of assets	(10)	11
Net increase in long-term investments and other long-term assets		(77)
Short-term investments – acquisitions	(1,582)	(2,343)
Short-term investments – liquidations	2,141	1,603
Net cash used in investing activities	(326)	(1,714)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(18)	(14)
Proceeds from issuance of long-term debt, net		246
Retirements of long-term debt	(238)	(343)
Proceeds from issuance of common stock, net	17	20
Proceeds from the exercise of stock options	89	280
Repurchases of common stock	(125)
Dividends paid	(79)
Other, net	(2)	(12)
Net cash (used in) provided by financing activities	(356)	177
Effect of exchange rates on cash	58	(1)
Net increase (decrease) in cash and cash equivalents	721	(363)
Cash and cash equivalents at beginning of period	1,157	1,342

Cash and cash equivalents at end of period	$1,878	$979

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

Other Income, Net

Royalty income represents the largest item included in “Other income, net”, in Corning’s consolidated statements of operations. Royalty income for the third quarter of 2007, and 2006, was $41 million and $30 million, respectively. For the nine months ended September 30, 2007, and 2006, royalty income was $125 million and $81 million, respectively.

Short-Term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	September 30, 2007	December 31, 2006

Bonds, notes and other securities:
U.S. government and agencies	$177	$326
States and municipalities	34	61
Asset-backed securities	374	591
Commercial paper	230	383
Other debt securities	636	649
Total short-term investments	$1,451	$2,010

Asset-backed securities are collateralized by credit card loans, auto loans, mortgages, and student loans. At September 30, 2007, our exposure to sub-prime mortgages was $50 million. Unrealized losses on securities backed by sub-prime mortgages, which are rated as investment grade, were $2 million at September 30, 2007, and are expected to recover in the short-term. Losses realized in the quarter amounted to $2 million.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. Corning does not expect to elect the fair value option available under SFAS 159.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement in accordance with SFAS 106 (if deemed part of a postretirement plan) or APB 12 (if not part of such a plan). Corning is required to adopt EITF 06-10 effective January 1, 2008. Corning does not expect the adoption of EITF 06-10 to have a material impact on its consolidated results of operations and financial condition.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 amends FASB Interpretation (FIN) 39 “Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” (FIN 39) to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments.” It also amends FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral (receivable or payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Corning is required to adopt FSP FIN 39-1 effective January 1, 2008. Corning does not expect the adoption of FSP FIN 39-1 to have a material impact on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 relates to the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards. Corning is required to adopt EITF 06-11 effective January 1, 2008. Corning does not expect the adoption of EITF 06-11 to have a material impact on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services related to research and development activities. EITF 07-3 requires that advanced payments be capitalized and subsequently expensed as the goods are delivered or services performed. Corning is required to adopt EITF 07-3 effective January 1, 2008. Corning does not expect the adoption of EITF 07-3 to have a material impact on its consolidated results of operations and financial condition.

2.	Restructuring, Impairment, and Other Charges

2007 Actions

Second Quarter

In the second quarter of 2007, Corning recorded a net credit adjustment of $2 million for revisions to existing restructuring plans.

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the nine months ended September 30, 2007 (in millions):

	Reserve at January 1, 2007	Revisions to existing plans	Net charges/ (reversals)	Cash Payments in 2007	Reserve at September 30, 2007

Restructuring activity:
Employee related costs	$40	$1	$1	$(23)	$18
Other charges	36	(3)	(3)	(7)	26
Total restructuring activity	$76	$(2)	$(2)	$(30)	$44

Cash payments for employee-related costs will be substantially completed by the end of 2007, while payments for exit activities will be substantially completed by the end of 2010.

2006 Actions

Third Quarter

In the third quarter of 2006, we approved a disinvestment plan related to certain manufacturing operations of our Life Sciences and Specialty Materials operating segments. As a result, we recorded a charge of $5 million which was comprised of severance and curtailment costs. We also recorded a $1 million credit related to prior period severance costs and a $2 million credit relating to the sale of previously impaired assets.

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

The following table details the charges, credits, and balances of the restructuring reserves as of and for the nine months ended September 30, 2006 (in millions):

	Reserve at January 1, 2006	Charges (Credits)	Revisions to existing plans	Net charges/ (reversals)	Cash Payments in 2006	Reserve at September 30, 2006
Restructuring activity:
Employee related costs	$36	$5	$5	$10	$(4)	$42
Other charges	49		(2)	(2)	(5)	42
Total restructuring activity	$85	$5	$3	$8	$(9)	$84

Impairment of assets:
Assets to be disposed of by sale or abandonment		6	(1)	5
Total restructuring, impairment and other activity	$85	$11	$2	$13	$(9)	$84

3.	Commitments and Contingencies

Asbestos Settlement

On March 28, 2003, Corning announced that it had reached agreement (the PCC Plan) with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations. The proposed settlement, if the PCC Plan is approved and becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning also agreed to pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the PCC Plan becomes effective, with 5.5 percent interest from June 2004, and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of settlement.

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

In the third quarter of 2007, Corning recorded a credit to asbestos settlement expense of $16 million, which included a credit of $23 million reflecting the decrease in the value of Corning’s common stock from June 30, 2007 to September 30, 2007, and a charge of $7 million to adjust the estimated settlement value of the other components of the proposed asbestos settlement. In the third quarter of 2006, Corning recorded asbestos settlement expense of $13 million, including $6 million reflecting the increase in the value of Corning’s common stock from June 30, 2006 to September 30, 2006, and $7 million to adjust the estimated settlement value of the other components of the proposed asbestos settlement.

For the nine months ended September 30, 2007, Corning recorded asbestos settlement expense of $170 million, including $149 million reflecting the increase in the value of Corning’s common stock from December 31, 2006 to September 30, 2007, and $21 million to adjust the estimated settlement value of the other components of the proposed asbestos settlement. In the nine months ended September 30, 2006, Corning recorded asbestos settlement expense of $137 million, including $119 million reflecting the increase in the value of Corning’s common stock from December 31, 2005 to September 30, 2006, and $18 million to adjust the estimated settlement value of the other components of the proposed asbestos settlement.

If the book value of the assets to be contributed in the asbestos settlement remains lower than the carrying value of the settlement liability, a gain would be recognized at the time of settlement.

Since March 28, 2003, we have recorded total net charges of $987 million to reflect the initial settlement liability and subsequent adjustments for the change in the settlement value of the components of the liability.

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock, which totals $820 million at September 30, 2007, is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability, which totals $167 million at September 30, 2007, representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

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

As of September 30, 2007, contingent guarantees totaled a notional value of $329 million, compared with $334 million at December 31, 2006. We also were contingently liable for purchase obligations of $299 million and $261 million, at September 30, 2007 and December 31, 2006, respectively. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Product warranty liability accruals at September 30, 2007 and December 31, 2006 were $21 million and $24 million, respectively.

Corning is a defendant in various lawsuits, including environmental, product-related suits, and the Dow Corning and Pittsburgh Corning Corporation (PCC) matters discussed in Note 8 (Investments) to the consolidated financial statements in our 2006 Form 10-K, and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2007, and December 31, 2006, Corning had accrued approximately $15 million (undiscounted) and $16 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

The following table summarizes the activities related to our debt retirements (both current and long-term) for the nine months ended September 30, 2007 and 2006 (in millions):

	Book Value of Debentures Retired	Cash Paid	Loss

2007 activity:
Euro Notes, 6.25%, due 2010	$223	$238	$(15)
Other	18	18
Total 2007 activity	$241	$256	$(15)

2006 activity:
Debentures, 8.3%, due 2025 (1)	$129	$129
Euro Notes, 6.25%, due 2010	97	105	$(8)
Debentures, 6.3%, due 2009	96	99	(3)
Other	24	24
Total 2006 activity	$346	$357	$(11)

(1)	Book value includes a deferred gain related to an interest rate swap on the 8.3% coupon medium-term notes due April 4, 2025 of $5 million.

5.	Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Provision for income taxes	$66	$33	$141	$55
Effective tax rate	14.8%	13.5%	15.6%	9.4%

For the three months ended September 30, 2007, the effective tax rate reflected the following items:

•	The impact of not recording net tax benefits (expenses) on losses (income) generated in the U.S. until an appropriate level of profitability is reached and sustained in the U.S.
•	The benefit of tax holidays and investment credits in Taiwan.
•	An increase in tax expense of $15 million resulting from a change in the German statutory tax rate.
•

The impact of discrete items for which no tax expense was recorded including a credit to asbestos settlement expense of $16 million. Refer to Note 3 (Commitments and Contingencies) for additional information about the asbestos settlement.

Discrete items and the change in the German tax rate increased our effective tax rate by 3.0 percentage points for the three months ended September 30, 2007.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2007, reflected the following items:

•	The release of a $17 million reserve related to a favorable tax ruling from the Taiwanese government received in the second quarter of 2007.
•

The impact of additional discrete items, for which no tax benefit was recorded, including asbestos settlement expense of $186 million, a loss on the repurchase of debt of $15 million, and a gain on the sale of our European submarine cabling business.

For the nine months ended September 30, 2007, discrete items increased our effective tax rate by 2.2 percentage points.

For the three months ended September 30, 2006, the effective tax rate reflected the following items:

•

The impact of not recording net tax benefits (expenses) on losses (income) generated in the U.S. and certain foreign jurisdictions until appropriate levels of profitability are reached and sustained in such jurisdictions.

•	The benefit of tax holidays and investment credits in Taiwan and tax holidays in China.
•	The impact of discrete items for which no tax expense was recorded including asbestos settlement expense of $13 million.

Discrete items increased our effective tax rate by 2.6 percentage points for the three months ended September 30, 2006.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2006, reflected the impact of additional discrete items for which no tax benefit was recorded including asbestos settlement expense of $124 million and the release of $48 million of valuation allowances associated with German and Australian deferred tax assets because we had achieved an appropriate level of profitability. For the nine months ended September 30, 2006, discrete items decreased our effective tax rate by 4.6 percentage points.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements in the 2006 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2006 and this continues to be the case at September 30, 2007. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable. Until then, we do not expect to record net tax benefits (expenses) on losses (income) generated in the U.S. In the third quarter and nine months ended September 30, 2007, we recorded tax expense on income generated in the U.S. of $42 million and $30 million, respectively, which was fully offset by releases of valuation allowance in equal amounts resulting in zero net tax provision on income generated in the U.S. In the third quarter and nine months ended September 30, 2006, we recorded tax expense on income generated in the U.S. of $78 million and $53 million, respectively, which was fully offset by releases of valuation allowance in equal amounts resulting in zero net tax provision on income generated in the U.S.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary. The benefits of such arrangements phase out in various years (2006 through 2011) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 10 and 9 percentage points for the third quarters ended September 30, 2007 and 2006, respectively, and a reduction in the rate of 13 percentage points for each of the nine months ended September 30, 2007 and 2006.

We adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $25 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007, balance of retained earnings of $4 million. The amount of unrecognized tax benefits at January 1, 2007, was $56 million of which $38 million would impact the Company’s effective tax rate, if recognized.

We recognized accrued interest and penalties associated with uncertain tax positions as part of tax expense. As of January 1, 2007, we had $4 million of accrued interest and penalties.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS). We expect the IRS to begin the examination of our consolidated U.S. federal income tax returns for the years ended December 31, 2005 and December 31, 2006 in the first quarter of 2008.

Corning Incorporated and U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2000 onward) and Taiwan (2004 onward).

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended September 30,
	2007			2006
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$617	1,570	$0.39	$438	1,553	$0.28

Effect of dilutive securities:
Employee stock options and awards		35			40

Diluted earnings per common share	$617	1,605	$0.38	$438	1,593	$0.27

	Nine months ended September 30,
	2007			2006
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$1,433	1,566	$0.91	$1,209	1,548	$0.78

Effect of dilutive securities:
Employee stock options and awards		37			46

Diluted earnings per common share	$1,433	1,603	$0.89	$1,209	1,594	$0.76

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive. In addition, the following performance-based restricted stock awards have been excluded from the calculation of diluted earnings per common share because the number of shares ultimately issued is contingent on our performance against certain targets established for the performance period (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006
Shares excluded from the calculation of diluted EPS	33	30	34	29
Performance-based restricted stock awards excluded from the calculation of diluted EPS	2	2	2	2

7.	Significant Customer

For the three months ended September 30, 2007 and 2006, Corning’s sales to AU Optronics Corporation (AUO), a customer of our Display Technologies segment, represented 12% and 13%, respectively, of the company’s consolidated net sales. For the nine months ended September 30, 2007 and 2006, Corning’s sales to AUO were 11% and 13% of the company’s consolidated net sales, respectively.

8.	Inventories

Inventories comprise the following (in millions):

	September 30, 2007	December 31, 2006
Finished goods	$167	$139
Work in process	206	233
Raw materials and accessories	132	125
Supplies and packing materials	160	142
Total inventories	$665	$639

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest	September 30, 2007	December 31, 2006
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$1,591	$1,380
Dow Corning Corporation	50%	912	683
Samsung Corning Co., Ltd.	50%	220	254
All other	25%-50% (1)	205	202
		2,928	2,519
Other investments		4	3
Total		$2,932	$2,522

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Related Party Transactions:
Corning sales to affiliates	$13	$11	$30	$27
Corning purchases from affiliates	$8	$7	$22	$55
Dividends received from affiliates	$80	$87	$348	$304
Royalty income from affiliates	$39	$23	$106	$64
Corning transfers of assets, at cost, to affiliates	$23	$21	$81	$50

As of September 30, 2007, balances due to and due from affiliates were $4 million and $32 million, respectively. As of December 31, 2006, balances due to and due from affiliates were $8 million and $26 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our three significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Statement of Operations:
Net sales	$635	$536	$1,693	$1,544
Gross profit	$447	$376	$1,169	$1,109
Net income	$326	$275	$832	$830
Corning’s equity in earnings of Samsung Corning Precision	$160	$135	$406	$408

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$3	$4	$10	$38
Corning sales to Samsung Corning Precision	$7	$3	$9	$3
Dividends received from Samsung Corning Precision	$74	$83	$217	$210
Royalty income from Samsung Corning Precision	$37	$21	$100	$60
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$23	$21	$81	$50

(1)

Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transactions.

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Precision Glass Co., Ltd.

As of September 30, 2007, balances due to and due from Samsung Corning Precision were $2 million and $28 million, respectively. As of December 31, 2006, balances due to and from Samsung Corning Precision were $2 million and $19 million, respectively.

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

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S. based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Statement of Operations:
Net sales	$1,239	$1,141	$3,649	$3,230
Gross profit	$437	$396	$1,313	$1,109
Net income	$163	$156	$523	$501
Corning’s equity in earnings of Dow Corning	$81	$78	$262	$251

Related Party Transactions:
Corning purchases from Dow Corning	$3	$2	$10	$9
Dividends received from Dow Corning			$65	$40

Balances due to Dow Corning were $1 million as of September 30, 2007 and December 31, 2006.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of September 30, 2007, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $155 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of September 30, 2007, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $71 million to $218 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $71 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges or credits in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Samsung Corning Co., Ltd. (Samsung Corning)

Samsung Corning is a South Korea-based manufacturer of glass panels and funnels for cathode ray tube (CRT) television and display monitors.

Samsung Corning’s results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Statement of Operations:
Net sales	$146	$198	$468	$582
Gross (loss) profit	$(1)	$38	$13	$60
Net loss	$(36)	$(2)	$(73)	$(40)
Corning’s equity in losses of Samsung Corning	$(18)	$(1)	$(36)	$(20)

Related Party Transactions:
Royalty income from Samsung Corning	$1	$2	$3	$3

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Co., Ltd.

As of September 30, 2007 and December 31, 2006, the balance due from Samsung Corning was $10 million and $4 million, respectively.

In the three and nine months ended September 30, 2007, equity earnings for Samsung Corning included a charge of $18 million and $33 million, respectively, to reflect Corning’s share of restructuring and impairment charges. In the three and nine months ended September 30, 2006, equity earnings included a charge of $2 million and $26 million, respectively, due to an impairment of long-lived assets incurred by Samsung Corning. These charges also reduced Corning’s investment in Samsung Corning by the same amounts noted.

Since 2003, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market is expected to be negatively impacted by continued strong growth in the LCD glass market, we expect that Samsung Corning will incur additional restructuring or impairment charges or operating losses in the foreseeable future. We currently anticipate charges could be in the range of $20 million to $80 million ($10 million to $40 million impact to Corning) over the next twelve months. Samsung Corning continues to invest in its remaining businesses which Samsung Corning management believes will grow over time. If expected results are not achieved, additional operating losses, asset impairments, and restructuring charges are likely to occur. Corning’s investment in Samsung Corning was $220 million at September 30, 2007.

Corning reviews the recoverability of all long-lived assets, including equity investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. As a result of the impairment events described above, Corning made an assessment of whether its investment in Samsung Corning had incurred an other-than-temporary impairment in the third quarter of 2007 and concluded that it had not. Corning will continue to monitor this investment.

Samsung Corning Precision and Samsung Corning are two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of South Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.7 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. To our knowledge, the SLI shares have not been sold. The suit asks for total damages of 4.73 trillion Korean won (approximately $5.1 billion) plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.3% of the Samsung affiliates’ total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Variable Interest Entities

Corning leases certain transportation equipment from a trust that qualifies as a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised” (FIN 46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning’s consolidated financial statements. The entity’s assets are primarily comprised of fixed assets which are collateral for the entity’s borrowings. These assets, amounting to approximately $28 million as of September 30, 2007 and $29 million as of December 31, 2006, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the trusts. Lease revenue generated by these trusts was $2 million for both the nine months ended September 30, 2007 and 2006. Corning’s maximum exposure to loss as a result of its involvement with the trusts is estimated at approximately $14 million at September 30, 2007.

10.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2007. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Other (1)	Total

Balance at September 30, 2007	$118	$9	$150	$277

(1)	This balance relates to our Specialty Materials operating segment.

Other intangible assets follow (in millions):

	September 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$127	$99	$28	$147	$112	$35
Non-competition agreements	108	106	2	116	116
Other	5	1	4	5	1	4

Total	$240	$206	$34	$268	$229	$39

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $10 million for 2007, $11 million in 2008, $11 million in 2009, and insignificant thereafter.

11.	Customer Deposits

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the three and nine months period ended September 30, 2007, we received an additional $105 million of deposit payments against orders. During the three and nine months ended September 30, 2006, we received a total of $24 million and $171 million, respectively, of deposits against orders.

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

Customer deposits have been received in the following periods (in millions):

	2004	2005	2006	Nine months ended September 30, 2007	Total

Customer deposits received	$204	$457	$171	$105	$937

We do not expect to receive additional deposits related to these agreements.

During the three and nine months ended September 30, 2007, we issued $103 million and $169 million, respectively, in credit memoranda. During the three and nine months ended September 30, 2006, we issued $12 million and $85 million, respectively, in credit memoranda. These credits are not included in the above table.

Customer deposit liabilities were $588 million and $633 million at September 30, 2007 and December 31, 2006, respectively, of which $198 million and $213 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. In 2007, we expect to issue total credits of approximately $222 million.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$13	$12	$40	$43	$2	$2	$9	$10
Interest cost	36	34	109	102	11	11	34	33
Expected return on plan assets	(46)	(42)	(137)	(125)
Amortization of net loss	7	9	22	26	2	1	5	5
Amortization of prior service cost	3	2	9	6	(1)	(1)	(3)	(3)
Total expense	$13	$15	$43	$52	$14	$13	$45	$45

Corning and certain of its domestic subsidiaries offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements. In response to rising health care costs, we changed our cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap equals 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. Further, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical benefits upon retirement; however, these employees will pay 100% of the cost.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates, at September 30, 2007 and December 31, 2006 (in millions):

	September 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$1,374	$(21)	$945	$30
Foreign exchange option contracts	$26	$(1)	$450	$9

The forward and option contracts we use in managing our foreign currency exposures contain an element of risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major domestic and international financial institutions with which we have other financial relationships. We are exposed to potential losses in the event of non-performance by these counterparties; however, we do not expect to record any losses as a result of counterparty default. Neither we nor the counterparties are required to place collateral for these financial instruments.

Corning uses derivative instruments to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At September 30, 2007 and December 31, 2006, the notional amount of the undesignated derivatives was $493 million and $836 million, respectively.

Cash Flow Hedges

Corning has cash flow hedges that are comprised of foreign exchange forward and option contracts. These contracts are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and are recorded in the consolidated financial statements at fair value. The effective portion of unrealized gain or loss on these contracts is deferred and reported as a component of accumulated other comprehensive income on the consolidated balance sheet, until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At September 30, 2007 and December 31, 2006, the amount of net gains or losses expected to be reclassified into earnings within the next 12 months was a loss of $23 million and a gain of $14 million, respectively.

Corning reviews its cash flow hedges on a regular basis to ensure that each hedge relationship continues to be highly effective. In circumstances where a hedge becomes ineffective, any deferred gain or loss is immediately reclassified into current earnings. Corning did not recognize any significant hedge ineffectiveness for the quarter ended September 30, 2007 and the amount of ineffectiveness for the year ended December 31, 2006 was a gain of $1 million.

Fair Value Hedges

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded. There were no outstanding fair value hedges as of September 30, 2007, or December 31, 2006.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income as part of the foreign currency translation adjustment. Net loss included in the cumulative translation adjustment at September 30, 2007 and December 31, 2006 was $142 million and $139 million, respectively.

14.	Share-based Compensation

Stock Compensation Plans

Share-based compensation cost recognized under SFAS 123(R) was approximately $100 million and $95 million for the nine months ended September 30, 2007 and 2006, respectively, and approximately $29 million and $33 million for the three months ended September 30, 2007 and 2006, respectively. Share-based compensation cost included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock, and (4) the Worldwide Employee Share Purchase Plan described more fully below. No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the option plans for the nine months ended September 30, 2007:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)

Options Outstanding as of December 31, 2006	95,730	$24.19
Granted	5,449	$23.07
Exercised	(11,738)	$8.12
Forfeited and Expired	(902)	$47.71
Options Outstanding as of September 30, 2007	88,539	$26.00	5.27	$760,278
Options Exercisable as of September 30, 2007	73,807	$26.95	4.61	$702,564

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2007, there was approximately $48 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.86 years. Compensation cost related to stock options was approximately $49 million and $54 million for the nine months ended September 30, 2007 and 2006, respectively, and approximately $13 million and $18 million for the three months ended September 30, 2007 and 2006, respectively.

Proceeds received from the exercise of stock options were approximately $89 million and $280 million for the nine months ended September 30, 2007 and 2006, respectively, and approximately $20 million and $29 million for the three months ended September 30, 2007 and 2006, respectively. Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised was approximately $183 million and $333 million for the nine months ended September 30, 2007 and 2006, respectively, and $42 million and $55 million for the three months ended September 30, 2007 and 2006, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes) to the consolidated financial statements.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006
Expected volatility	38-54%	42-54%	35-54%	36-54%
Weighted-average volatility	51%	53%	51%	50-53%
Dividend yield	0.91%	0	0-0.91%	0
Risk-free rate	4.5-5.4%	0.8-10.2%	4.4-5.4%	0.4-10.2%
Average risk-free rate	5.0%	5.1%	4.8-5.0%	4.6-5.3%
Expected time to exercise (in years)	2.4-5.4	3.0-6.5	2.2-5.4	2.6-6.5
Pre-vesting departure rate	1.6-2.5%	1.6-2.3%	1.6-2.5%	1.5-2.3%
Post vesting departure rate	3.7-6.5%	3.9-7.1%	3.7-6.7%	3.9-7.1%

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2006, and changes during the nine months ended September 30, 2007:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value

Nonvested shares
Nonvested shares at December 31, 2006	817	$14.88
Granted	241	24.54
Vested	(66)	13.74
Forfeited	(23)	22.09
Nonvested shares at September 30, 2007	969	$17.19

As of September 30, 2007, there was approximately $7 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements awarded under the Plan. The cost is expected to be recognized over a weighted-average period of 3.22 years. Compensation cost related to time-based restricted stock was approximately $4 million and $3 million for the nine months ended September 30, 2007 and 2006, respectively, and approximately $2 million for the three months ended September 30, 2007 and 2006, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock as of December 31, 2006, and changes during the nine months ended September 30, 2007:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value

Nonvested shares
Nonvested shares at December 31, 2006	8,729	$15.70
Granted	812	21.08
Vested	(2,258)	11.77
Forfeited	(60)	19.93
Nonvested shares at September 30, 2007	7,223	$17.49

As of September 30, 2007, there was approximately $60 million of unrecognized compensation cost related to non-vested performance-based restricted stock compensation arrangements under the Plan. The cost is expected to be recognized over a weighted-average period of 1.63 years. Compensation cost related to performance-based restricted stock was approximately $44 million and $33 million for the nine months ended September 30, 2007 and 2006, respectively, and approximately $13 million and $12 million for the three months ended September 30, 2007 and 2006, respectively.

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

15.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended September 30,		Nine months September 30,

	2007 (a)	2006 (a)	2007 (a)	2006 (a)

Net income	$617	$438	$1,433	$1,209
Other comprehensive income:
Change in unrealized gain on investments, net	(4)	2	(6)	3
Change in unrealized gain on derivative hedging instruments, net	(39)	1	(61)	12
Reclassification adjustment relating to derivatives, net	1	(5)	20	(26)
Foreign currency translation adjustment, net	200	10	146	138
Amortization of prior pension costs, net	12		48
Change in minimum pension liability		(3)		(8)
Total comprehensive income	$787	$443	$1,580	$1,328

(a)

Other comprehensive income items for the three and nine months ended September 30, 2007 and 2006, include zero net tax effects. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

16.	Operating Segments

Our reportable operating segments include Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences. The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods. The following provides a brief description of the products and markets served by each reportable segment:

•	Display Technologies - manufactures liquid crystal display glass for flat panel displays;
•	Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry;
•	Environmental Technologies - manufactures ceramic substrates and filters for automobile and diesel applications; and
•	Life Sciences - manufactures glass and plastic consumables for pharmaceutical and scientific applications.

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Life Sciences	All Other	Total

Three months ended September 30, 2007
Net sales	$705	$472	$198	$78	$100	$1,553
Depreciation (1)	$81	$29	$23	$4	$8	$145
Amortization of purchased intangibles		$2				$2
Research, development and engineering expenses (2)	$34	$20	$32	$14	$11	$111
Income tax provision	$(38)	$(22)	$(9)	$(1)		$(70)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$380	$27	$14	$1	$(6)	$416
Minority interests		$(1)				$(1)
Equity in earnings (loss) of affiliated companies	$160	$1			$(8)	$153
Net income (loss)	$540	$27	$14	$1	$(14)	$568
Three months ended September 30, 2006
Net sales	$506	$456	$153	$68	$99	$1,282
Depreciation (1)	$69	$36	$19	$5	$9	$138
Amortization of purchased intangibles		$2				$2
Research, development and engineering expenses (2)	$30	$20	$30	$12	$9	$101
Restructuring, impairment and other charges and (credits) (before-tax and minority interest)		$(3)		$3	$2	$2
Income tax provision	$(22)	$(11)	$(3)		$(1)	$(37)
Earnings (loss) before minority interest and equity earnings (3)	$257	$24	$7	$(8)	$(1)	$279
Minority interests		$(5)			$(1)	$(6)
Equity in earnings of affiliated companies (4)	$138	$1			$9	$148
Net income (loss)	$395	$20	$7	$(8)	$7	$421
Nine months ended September 30, 2007
Net sales	$1,839	$1,349	$568	$232	$290	$4,278
Depreciation (1)	$241	$94	$66	$14	$25	$440
Amortization of purchased intangibles		$7				$7
Research, development and engineering expenses (2)	$89	$60	$93	$39	$33	$314
Restructuring, impairment and other charges and (credits) (before-tax and minority interest)		$(2)				$(2)
Income tax provision	$(90)	$(44)	$(17)	$(1)		$(152)
Earnings (loss) before minority interest and equity earnings (3)	$1,001	$94	$36	$1	$(10)	$1,122
Minority interests		$(1)			$(1)	$(2)
Equity in earnings of affiliated companies	$405	$3	$1		$(5)	$404
Net income (loss)	$1,406	$96	$37	$1	$(16)	$1,524
Nine months ended September 30, 2006
Net sales	$1,514	$1,325	$460	$215	$291	$3,805
Depreciation (1)	$199	$121	$59	$15	$29	$423
Amortization of purchased intangibles		$8				$8
Research, development and engineering expenses (2)	$96	$58	$91	$37	$25	$307
Restructuring, impairment and other charges and (credits) (before-tax and minority interest)		$2		$5	$6	$13
Income tax provision	$(72)	$(30)	$(6)		$(5)	$(113)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$741	$62	$16	$(15)	$2	$806
Minority interests		$(5)			$(3)	$(8)
Equity in earnings (loss) of affiliated companies (4)	$415	$4	$(1)		$8	$426
Net income (loss)	$1,156	$61	$15	$(15)	$7	$1,224

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

(4)

In the three and nine months ended September 30, 2007, equity in earnings (loss) of affiliated companies includes charges of $18 million and $33 million, respectively, in All Other related to restructuring and impairment charges for Samsung Corning. In the three and nine months ended September 30, 2006, equity in earnings (loss) of affiliated companies includes charges of $2 million and $26 million, respectively, in All Other related to impairments for Samsung Corning.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006
Net income of reportable segments	$568	$421	$1,524	$1,224
Unallocated amounts:
Net financing income (costs) (1)	10	5	28	(5)
Stock-based compensation expense	(29)	(33)	(100)	(95)
Exploratory research (2)	(31)	(22)	(88)	(62)
Corporate contributions	(6)	(7)	(26)	(24)
Equity in earnings of affiliated companies, net of impairments (3)	86	84	271	262
Asbestos settlement (4)	16	(13)	(170)	(137)
Other corporate items (5)	3	3	(6)	46
Net income	$617	$438	$1,433	$1,209

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2)

Exploratory research includes $12 million and $34 million of spending in the three and nine months ended September 30, 2007, respectively, and $6 million and $15 million for the three and nine months ended September 30, 2006, respectively, on development programs such as silicon on glass, green lasers and micro-reactors.

(3)

In the nine months ended September 30, 2006, equity in earnings of affiliated companies, net of impairments includes a $33 million gain representing our share of a tax settlement relating to an IRS examination at Dow Corning.

(4)	Refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements for additional information about the asbestos settlement.
(5)	Other corporate items include the tax impact of the unallocated amounts. In addition, the following items are also included:
•	In the nine months ended September 30, 2007, loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010.
•	In the nine months ended September 30, 2006, tax benefits of $48 million from the release of valuation allowances for certain foreign locations.

In the Display Technologies operating segment, assets increased from $4.8 billion at December 31, 2006 to $5.5 billion at September 30, 2007. The increase is due primarily to capital expenditures of $650 million and unremitted equity earnings in associated companies of $209 million for the nine months ended September 30, 2007.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the third quarter of 2007, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 61% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 27% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 88% of total segment sales.
•	In the Life Sciences segment, one customer accounted for 48% of segment sales.

For the nine months ended September 30, 2007, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 61% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 25% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Life Sciences segment, one customer accounted for 45% of segment sales.

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Our key priorities for 2007 remain unchanged from the previous three years: protect our financial health, improve our profitability, and invest in the future. During the third quarter of 2007, we made the following progress against these priorities:

Financial Health

Our balance sheet remains strong, and we generated significant positive cash flows from operating activities.

•	Our debt to capital ratio declined from 19% at December 31, 2006, to 14% at September 30, 2007.
•	Operating cash flow for the nine months ended September 30, 2007, was $1.3 billion.
•	We ended the third quarter of 2007 with $3.3 billion of cash and short-term investments.

Profitability

For the three months ended September 30, 2007, we generated net income of $617 million or $0.38 per share compared to net income of $438 million or $0.27 per share for the same period in 2006. The increase in net income was due largely to the following items:

•	Higher net income in the Display Technologies segment driven by strong sales volumes and an increase in equity earnings from Samsung Corning Precision when compared to the same period last year.
•

A credit to asbestos settlement expense of $16 million in the third quarter of 2007 compared to expense of $13 million for the same period last year reflecting the change in the settlement value of Corning’s asbestos settlement liability. The change in the settlement value for the asbestos settlement liability was primarily attributable to the change in the value of 25 million shares of Corning’s common stock to be contributed to the proposed settlement. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements.

•	Higher net income in the Telecommunications, Environmental, and Life Sciences segments driven by strong sales volumes.

The improvements in net income described above were offset somewhat by a decline in equity earnings from Samsung Corning due to the impact of restructuring and impairment charges.

For the nine months ended September 30, 2007, we reported net income of $1.4 billion or $0.89 per share which represented an increase of $224 million over the same period in 2006. The increase in net income was primarily attributable to higher net income in the Display Technologies and Telecommunications operating segments and an increase in interest income. Improvements in net income were offset somewhat by higher asbestos settlement expense and an increase in tax expense. Tax expense for the nine months ended September 30, 2006, was reduced by the release of approximately $48 million of valuation allowances relating to certain foreign locations. Refer to Note 5 (Income Taxes) for additional information relating to taxes.

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

Our research, development and engineering expenses for the three and nine months ended September 30, 2007, increased somewhat when compared to the same periods last year but remained fairly constant as a percentage of net sales. We believe our spending levels are adequate to support our technology and innovation strategies.

Capital spending for the nine months ended September 30, 2007, totaled $871 million. We are committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. We expect our 2007 capital spending to be in the range of $1.1 billion to $1.2 billion, of which approximately $700 million will be directed toward our Display Technologies segment and approximately $100 million will be directed toward our Environmental Technologies segment. In addition, in April 2007, we announced a $300 million facility improvement plan for the Company’s Sullivan Park Research and Development campus near Corning, New York. The expansion is expected to be completed over a six-year period.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales	$1,553	$1,282	21%	$4,278	$3,805	12%

Gross margin	$742	$566	31%	$1,992	$1,680	19%
(gross margin %)	48%	44%		47%	44%

Selling, general and administrative expenses	$212	$218	(3)%	$655	$635	3%
(as a % of net sales)	14%	17%		15%	17%

Research, development and engineering expenses	$145	$127	14%	$412	$379	9%
(as a % of net sales)	9%	10%		10%	10%

Restructuring, impairment and other (credits) and charges		$2	(100)%	$(2)	$13	(115)%
(as a % of net sales)

Asbestos settlement	$(16)	$13	(223)%	$170	$137	24%
(as a % of net sales)	(1)%	1%		4%	4%

Income before income taxes	$445	$245	82%	$901	$584	54%
(as a % of net sales)	29%	19%		21%	15%

Provision for income taxes	$66	$33	100%	$141	$55	156%
(as a % of net sales)	4%	3%		3%	1%

Equity in earnings of affiliated companies, net of impairments	$239	$232	3%	$675	$688	(2)%
(as a % of net sales)	15%	18%		16%	18%

Net income	$617	$438	41%	$1,433	$1,209	19%
(as a % of net sales)	40%	34%		33%	32%

Net Sales

For the three and nine months ended September 30, 2007, the net sales increase compared to the same periods in 2006 was the result of year-over-year increased volumes in the Display Technologies and Environmental Technologies operating segments. For Display Technologies, sales volume increases were offset somewhat by price declines. Movements in foreign exchange rates did not have a significant impact on sales for the three and nine months ended September 30, 2007 when compared with the same periods in 2006.

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

Gross Margin

As a percentage of net sales, gross margin for the third quarter of 2007 was higher when compared to the third quarter of 2006 due to higher volumes, corresponding manufacturing efficiencies, and cost reduction.

As a percentage of net sales, gross margin for the nine months ended September 30, 2007, was higher when compared to same period last year driven by strong sales volume. In addition, gross margin percentages in the nine months ended September 30, 2006 reflected the impact of a build-up of panel inventory in the supply chain when a number of our customers idled part of their facilities and lowered their demand. This had a negative impact on the results of our Display Technologies operating segment in the second quarter of last year which was not repeated in 2007.

Selling, General and Administrative Expenses

For the third quarter of 2007, selling, general, and administrative expenses decreased $6 million when compared to the same period in 2006. As a percentage of sales, selling, general, and administrative expenses declined for the three months ended September 30, 2007, when compared to last year due to the timing of certain expenses. For the nine months ended September 30, 2007, selling, general and administrative expenses declined, as a percentage of sales, when compared to last year due to the timing of certain expenses and cost control efforts.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities; and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three and nine months ended September 30, 2007, research, development and engineering expenses increased by $18 million and $33 million, respectively, when compared to the same period last year but remained fairly even as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments.

Asbestos Settlement

The asbestos settlement activity relates to changes in the estimated settlement value of certain items to be contributed by Corning under the Pittsburgh Corning Corporation (PCC) asbestos settlement agreement if the PCC Plan of Reorganization receives judicial approval. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Other Income, Net

For the three and nine months ended September 30, 2007, other income, net, increased by $2 million and $57 million, respectively, when compared to the same periods last year. The increase in both periods reflected an increase in royalty income from Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. For additional information about royalty income, refer to Note 1 (Basis of Presentation) to the consolidated financial statements. Other income, net, for the nine months ended September 30, 2007, also included a $19 million gain on the sale of Corning’s European submarine cabling business.

Income Before Income Taxes

In addition to the items identified above, the following items had an impact on the results of our income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Loss on repurchases and retirement of debt, net	$0	$0	$(15)	$(11)
Movements in exchange rates	$(19)	$4	$(32)	$8

Provision for Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Provision for income taxes	$66	$33	$141	$55
Effective tax rate	14.8%	13.5%	15.6%	9.4%

For the three months ended September 30, 2007, the effective tax rate reflected the following items:

•	The impact of not recording net tax benefits (expenses) on losses (income) generated in the U.S. until an appropriate level of profitability is reached and sustained in the U.S.
•	The benefit of tax holidays and investment credits in Taiwan.
•	An increase in tax expense of $15 million resulting from a change in the German statutory tax rate.
•

The impact of discrete items for which no tax expense was recorded including a credit to asbestos settlement expense of $16 million. Refer to Note 3 (Commitments and Contingencies) for additional information about the asbestos settlement.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2007, reflected the following items:

•	The release of a $17 million reserve related to a favorable tax ruling from the Taiwanese government received in the second quarter of 2007.
•

The impact of additional discrete items for which no tax benefit was recorded including asbestos settlement expense of $186 million, a loss on the repurchase of debt of $15 million, and a gain on the sale of our European submarine cabling business.

For the three months ended September 30, 2006, the effective tax rate reflected the following items:

•

The impact of not recording net tax benefits (expenses) on losses (income) generated in the U.S. and certain foreign jurisdictions until appropriate levels of profitability are reached and sustained in such jurisdictions.

•	The benefit of tax holidays and investment credits in Taiwan and tax holidays in China.
•	The impact of discrete items for which no tax expense was recorded including asbestos settlement expense of $13 million.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2006, reflected the impact of additional discrete items for which no tax benefit was recorded including asbestos settlement expense of $124 million and the release of $48 million of valuation allowances associated with German and Australian deferred tax assets because we had achieved an appropriate level of profitability.

As more fully described in Note 7 (Income Taxes) to the consolidated financial statements in the 2006 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2006 and this continues to be the case at September 30, 2007. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable. Until then, we do not expect to record net tax benefits (expenses) on losses (income) generated in the U.S. In the third quarter and nine months ended September 30, 2007, we recorded tax expense on income generated in the U.S. of $42 million and $30 million, respectively, which was fully offset by releases of valuation allowance in equal amounts resulting in zero net tax provision on income generated in the U.S. In the third quarter and nine months ended September 30, 2006, we recorded tax expense on income generated in the U.S. of $78 million and $53 million, respectively, which was fully offset by releases of valuation allowance in equal amounts resulting in zero net tax provision on income generated in the U.S.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary. The benefits of such arrangements phase out in various years (2006 through 2011) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 10 and 9 percentage points for the third quarters ended September 30, 2007 and 2006, respectively, and a reduction in the rate of 13 and percentage points for the nine months ended September 30, 2007 and 2006.

We adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $25 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings of $4 million. The amount of unrecognized tax benefits at January 1, 2007 was $56 million, of which $38 million would impact the Company’s effective tax rate, if recognized.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Samsung Corning Precision	$160	$135	$406	$408
Dow Corning Corporation	81	78	262	251
Samsung Corning	(18)	(1)	(36)	(20)
All other	16	20	43	49
Total equity earnings	$239	$232	$675	$688

Equity earnings for the third quarter of 2007 increased slightly when compared to the same period last year reflecting an increase in equity earnings from Samsung Corning Precision offset by a decline in equity earnings from Samsung Corning when compared to the same period in 2006. The change in equity earnings from Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment.

Equity earnings for Samsung Corning declined in the third quarter of 2007 when compared to the third quarter of 2006 due to the impact of restructuring and impairment charges. Our share of these charges was $18 million in the third quarter of 2007 compared to $2 million in the same period last year.

Equity earnings from Dow Corning were relatively even when compared to the third quarter of 2006 resulting from higher earnings due to sales growth offset by an increase in tax expense from a change in the statutory rate in the United Kingdom. Dow Corning is a leading provider of silicon-based technology. A significant growth area for Dow Corning is its consolidated entity that makes hyper-pure polycrystalline for the semiconductor and solar energy industries.

Equity earnings for the nine months ended September 30, 2007 declined slightly when compared to the same period in 2006. Equity earnings for Dow Corning reflected strong sales volumes and the impact of a lower effective tax rate offset by the absence of the $33 million favorable tax settlement recorded in the second quarter of 2006. Equity earnings for Samsung Corning reflected the impact of restructuring and impairment charges. For the nine months ended September 30, 2007, and 2006, our share of these charges was $33 million and $26 million, respectively.

Since 2003, Samsung Corning recorded significant fixed asset and other impairment charges. As the conventional television glass market is expected to be negatively impacted by continued strong growth in the LCD glass market, we expect that Samsung Corning will incur additional restructuring or impairment charges or operating losses in the foreseeable future. We currently anticipate charges could be in the range of $20 million to $80 million ($10 million to $40 million impact to Corning) over the next twelve months. Samsung Corning continues to invest in its remaining businesses which Samsung Corning management believes will grow over time. If expected results are not achieved, additional operating losses, asset impairments, and restructuring charges are likely to occur. Corning’s investment in Samsung Corning was $220 million at September 30, 2007.

Refer to Note 9 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning’s operating results.

Net Income

As a result of the above, our net income and per share data follow (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$617	$438	$1,433	$1,209
Basic earnings per common share	$0.39	$0.28	$0.91	$0.78
Diluted earnings per common share	$0.38	$0.27	$0.89	$0.76
Shares used in computing per share amounts
Basic earnings per common share	1,570	1,553	1,566	1,548
Diluted earnings per common share	1,605	1,593	1,603	1,594

OPERATING SEGMENTS

Our reportable operating segments include Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences. The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods. The following provides a brief description of the products and markets served by each reportable segment:

•	Display Technologies - manufactures glass substrates for use in liquid crystal flat panel displays;
•	Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry;
•	Environmental Technologies - manufactures ceramic substrates and filters for automobile and diesel applications; and
•	Life Sciences - manufactures glass and plastic consumables for pharmaceutical and scientific applications.

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

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales	$705	$506	39%	$1,839	$1,514	21%
Income before equity earnings	$380	$257	48%	$1,001	$741	35%
Equity earnings of affiliated companies	$160	$138	16%	$405	$415	(2)%
Net income	$540	$395	37%	$1,406	$1,156	22%

The increase in net sales for the third quarter of 2007 compared to the third quarter of 2006 reflected volume gains of 57% (measured in square feet of glass sold) offset somewhat by price declines. Year-over-year volume gains were driven by increased LCD monitor and TV market penetration, demand for larger-size substrates (generation 5 and above), and continued strong demand for glass for notebook computers.

Large-size glass substrates continue to account for a significant portion of total sales volumes and were approximately 84% for both the third quarter of 2007 and 2006. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar – Japanese yen exchange rate. Net sales in the third quarter of 2007 were negatively impacted by approximately $11 million due to a weakening of the Japanese yen when compared to the third quarter of 2006.

For the nine months ended September 30, 2007, the net sales increase reflected volume gains of 42% offset somewhat by price declines when compared to the same period last year. The rate of price declines in the nine months ended September 30, 2007, has slowed compared to the rate of price declines for the same period in 2006 year reflecting the positive impact of a new pricing strategy implemented at the beginning of 2007. Net sales in the nine months ended September 30, 2007, were negatively impacted by $51 million resulting from a weakening of the Japanese yen when compared to the same period last year.

For the three and nine months ended September 30, 2007, income before equity earnings was up significantly due to higher net sales, lower manufacturing costs, and an increase in royalty income from Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

Equity earnings for the three months ended September 30, 2007, were higher when compared to same period last year due to volume gains of 48% at Samsung Corning Precision offset somewhat by price declines and increased royalty expenses. Equity earnings for the nine months ended September 30, 2007, were lower when compared to the same period last year due to volume gains of 39% that were offset by price declines and an increase in manufacturing, operating, and royalty expenses. For the three and nine months ended September 30, 2007, equity earnings were negatively impacted by $3 million and $11 million, respectively, from a weakening of the Japanese yen when compared to the same periods last year. Volume in the third quarter of 2007 increased 14% from the second quarter of 2007. Although prices were down significantly compared to last year, prices declined only slightly compared to the second quarter of 2007, reflecting the positive impact of a new pricing strategy at the beginning of 2007.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the three and nine months ended September 30, 2007, AUO, Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, represented 61% of segment sales when combined.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. For the three and nine months ended September 30, 2007, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for approximately 93% of Samsung Corning Precision sales.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment agreed to supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the three and nine months ended September 30, 2007, Corning received customer deposit payments of $105 million, and issued $103 million and $169 million, respectively, in credit memoranda. During the three and nine months ended September 30, 2006, Corning received $24 million and $171 million, respectively, of deposits against orders, and issued $12 million and $85 million, respectively, in credit memoranda. We do not expect to receive additional deposits related to these agreements. Refer to Note 11 (Customer Deposits) to the consolidated financial statements for additional information.

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

For the fourth quarter of 2007, we expect glass volumes of Corning’s wholly-owned business and at Samsung Corning Precision to increase in the range of 2% to 5% when compared to the third quarter of 2007. Price declines in the fourth quarter of 2007 for Corning’s wholly-owned business and at Samsung Corning Precision are expected to be in line with previous quarters.

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

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales:
Optical fiber and cable	$237	$241	(2)%	$667	$680	(2)%
Hardware and equipment	235	215	9%	682	645	6%
Total net sales	$472	$456	4%	$1,349	$1,325	2%

Net income	$27	$20	35%	$96	$61	57%

For the three months ended September 30, 2007, the increase in segment sales when compared to the same period last year was driven by improved demand for both optical fiber and cable and hardware and equipment products partially offset by lower optical cable sales due to the sale of Corning’s European submarine cabling business in April 2007. For the nine months ended September 30, 2007, the increase in sales, when compared to the same period last year, was driven by market growth for telecommunications products offset by lower optical cable sales in Japan and lower submarine cable sales, both of which are described more fully below. For the three and nine months ended September 30, 2007, net sales were positively impacted by $8 million and $25 million, respectively, due to movements in foreign exchange rates, primarily the Euro, when compared to the same periods last year.

Effective April 1, 2006, Advance Cable Systems (ACS), currently an equity company affiliate, assumed responsibility for optical cable and hardware and equipment sales in Japan. Since April 1, 2006, ACS has been accounted for under the equity method and as a result, sales for the nine months ended September 30, 2007 are not comparable to sales for the same period last year. Sales of optical cable in Japan were $23 million in the first quarter of 2006.

Effective April 30, 2007, Corning sold its European submarine cabling business. Sales of submarine cabling products for this business for the three and nine months ended September 30, 2007 were zero and $38 million, respectively, compared to $39 million and $86 million, respectively, for the same periods in 2006.

For the three months ended September 30, 2007, net income for this segment was up due to the impact of higher sales and manufacturing efficiencies. The increase in net income for the nine months ended September 30, 2007, when compared to the same period last year was due to improvements in segment sales when compared to the same period last year, and the impact of a $19 million gain on the sale of this segment’s European submarine cabling business described above. Movements in exchange rates did not significantly impact net income for this operating segment.

The Telecommunications segment has a concentrated customer base. For the three and nine months ended September 30, 2007, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented 27% and 25%, respectively, of total segment sales when combined.

In April 2007, Corning announced plans to re-open a portion of our Concord, N.C., optical fiber manufacturing facility as a result of volume growth in the optical fiber market, which has been greater than 15% over the past two years.

In July 2007, we announced plans to expand our optical fiber manufacturing facility in China based on continued growth in the China optical fiber market. The expansion is expected to be completed in 2009.

Outlook:

For the fourth quarter of 2007, we expect net sales to decline approximately 10% when compared to the third quarter of 2007, driven by typical seasonality in the telecommunications business.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales:
Automotive	$126	$112	13%	$377	$346	9%
Diesel	72	41	76%	191	114	68%
Total net sales	$198	$153	29%	$568	$460	23%

Net income	$14	$7	100%	$37	$15	147%

Increased sales of this segment for the three and nine months ended September 30, 2007, compared to the same periods last year were due largely to increasing sales in the diesel product and automotive product lines. Diesel sales in the three and nine months ended September 30, 2007, reflected increased sales of heavy duty diesel products to meet the U.S. emissions regulations which went into effect on January 1, 2007. Net sales of this segment for the three and nine months ended September 30, 2007, were positively impacted by $5 million and $14 million, respectively, due to movements in foreign exchange rates when compared to the same periods last year.

For the three and nine months ended September 30, 2007, net income was up due to higher sales, manufacturing efficiencies, and the impact of favorable movements in foreign exchange rates when compared to the same periods last year. Net income of this segment for the three and nine months ended September 30, 2007, was positively impacted by $1 million and $4 million, respectively, due to movements in foreign exchange rates when compared to the same periods last year.

The Environmental Technologies reportable segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three and nine months ended September 30, 2007, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 88% and 81%, respectively, of total segment sales when combined.

Outlook:

For the fourth quarter of 2007, we expect net sales of this segment to be down approximately 10% when compared to the third quarter of 2007 driven by typical seasonality in this segment.

Life Sciences

The following table provides net sales and net income (loss) for the Life Sciences segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2007	2006	07 vs. 06	2007	2006	07 vs. 06

Net sales	$78	$68	15%	$232	$215	8%
Net income (loss)	$1	$(8)	(113)%	$1	$(15)	(107)%

Net sales for the three and nine months ended September 30, 2007, were up when compared to the same period last year driven by market growth and higher prices. Movements in foreign exchange rates did not have a significant impact on the comparability of sales for the periods presented.

For the three and nine months ended September 30, 2007, the improved profitability compared to the same periods in 2006 was due to increased sales, movements in foreign exchange rates, manufacturing efficiencies, and the absence of restructuring charges. Net loss for the three and nine months ended September 30, 2006, included charges of $3 million and $5 million, respectively, for severance and curtailment costs related to certain manufacturing operations of this segment. For the three and nine months ended September 30, 2007, net income for this operating segment was positively impacted by approximately $1 million and $3 million, respectively, due to movements in foreign exchange rates.

For the three and nine months ended September 30, 2007, one customer accounted for approximately 48% and 45%, respectively, of this segment’s net sales.

Outlook:

For the fourth quarter of 2007, we expect net sales to decline slightly from the third quarter of 2007 due to seasonally lower sales in North America and Europe.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items affected Corning’s financing structure for the periods presented:

•	In the third quarter of 2007, we repurchased 5,261,165 shares of common stock for $125 million as part of the repurchase program announced on July 18, 2007.
•	In the first quarter of 2007, we repurchased $223 million of our 6.25% Euro notes due in 2010. We recognized a $15 million loss upon the early redemption of these notes.
•	In the third quarter of 2006, we issued $250 million of 7.25% aggregate principal amount of senior unsecured notes due 2036 for general corporate purposes.
•	In the second quarter of 2006, we completed the following debt-related transactions:
-	We redeemed the entire $125 million principal amount of our 8.3% medium-term notes due 2025.
-	We redeemed $97 million of our 6.25% Euro notes due 2010 and recognized a loss of $8 million upon the early redemption of these notes.
-	We repurchased $96 million of our 6.3% notes due 2009. We recognized a loss of $3 million associated with this repurchase.

On July 18, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock and approved the repurchase of $500 million of common stock between July 18, 2007 and the end of 2008. The dividend, which totaled $79 million, was paid on September 28, 2007. On October 3, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock payable in December to holders of record on November 15, 2007.

Capital Spending

For the nine months ended September 30, 2007, capital spending totaled $871 million compared to $892 million, for the same period last year. We remain committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. We expect our 2007 capital spending to be in the range of $1.1 billion to $1.2 billion, of which approximately $700 million will be directed toward our Display Technologies segment and approximately $100 million will be directed toward our Environmental Technologies segment. In addition, in April 2007, we announced a $300 million facility improvement plan for the Company’s Sullivan Park Research and Development campus near Corning, New York. The expansion is expected to be completed over a six-year period.

Short-Term Investments

Included in our $1,451 million short-term investments at September 31, 2007 are $374 million of asset-backed securities. Asset-backed securities are collateralized by credit card loans, auto loans, mortgages, and student loans. At September 30, 2007, our exposure to sub-prime mortgages was $50 million. Unrealized losses on securities backed by sub-prime mortgages, which are rated as investment grade, were $2 million at September 30, 2007, and are expected to recover in the short-term. Losses realized in the quarter amounted to $2 million.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Customer deposits have been received in the following periods (in millions):

	2004	2005	2006	Nine months ended September 30, 2007	Total

Customer deposits received	$204	$457	$171	$105	$937

We do not expect to receive additional deposits related to these agreements.

During the nine months ended September 30, 2007, and 2006, we issued $169 million and $85 million in credit memoranda, respectively. These credits are not included in the above amounts.

In 2007, we expect to issue total credits of approximately $222 million.

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

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of September 30, 2007	As of December 31, 2006

Working capital	$2,871	$2,479
Working capital, excluding cash, cash equivalents, and short-term investments	$(458)	$(688)
Current ratio	2.3:1	2.1:1
Trade accounts receivable, net of allowances	$874	$719
Days sales outstanding	51	47
Inventories	$665	$639
Inventory turns	4.6	4.6
Days payable outstanding (1)	58	81
Long-term debt	$1,460	$1,696
Total debt to total capital	14%	19%

(1) Includes trade payables only.

Credit Rating

Our credit ratings have been upgraded since those reported in our 2006 Annual Report on Form 10-K as follows:

RATING AGENCY	Rating
Last Update	Long-Term Debt	Outlook

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
June 19, 2007

Management Assessment of Liquidity

Our major source of funding for 2007 and beyond will be our operating cash flow, our existing balances of cash, cash equivalents and short term investments, and proceeds from the exercise of employee stock options. From time to time, we may issue debt securities to refinance debt securities maturing in the next few years. On July 18, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock and approved the repurchase of $500 million of common stock by the end of 2008. On October 3, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures, scheduled debt repayments, dividends, and share repurchases.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2006 Form 10-K and remain unchanged through the third quarter of 2007.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. Corning does not expect to elect the fair value option available under SFAS 159.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement in accordance with SFAS 106 (if deemed part of a postretirement plan) or APB 12 (if not part of such a plan). Corning is required to adopt EITF 06-10 effective January 1, 2008. Corning does not expect the adoption of EITF 06-10 to have a material impact on its consolidated results of operations and financial condition.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 amends FASB Interpretation (FIN) 39 “Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” (FIN 39) to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments.” It also amends FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral (receivable or payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Corning is required to adopt FSP FIN 39-1 effective January 1, 2008. Corning does not expect the adoption of FSP FIN 39-1 to have a material impact on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 relates to the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards. Corning is required to adopt EITF 06-11 effective January 1, 2008. Corning does not expect the adoption of EITF 06-11 to have a material impact on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services related to research and development activities. EITF 07-3 requires that advanced payments be capitalized and subsequently expensed as the goods are delivered or services performed. Corning is required to adopt EITF 07-3 effective January 1, 2008. Corning does not expect the adoption of EITF 07-3 to have a material impact on its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2007, and December 31, 2006, Corning had accrued approximately $15 million (undiscounted) and $16 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

Many statements in this Quarterly Report Form 10-Q are forward-looking statements. Such statements typically contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first nine months of 2007. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2006 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including Corning’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended September 30, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $15 million (undiscounted) for its estimated liability for environmental cleanup and litigation at September 30, 2007. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of September 30, 2007, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $155 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of September 30, 2007, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $71 million to $218 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $71 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As a result of PCC’s bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,400 other cases (approximately 42,000 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

Since March 31, 2003, we have recorded total net charges of $987 million to reflect the agreed settlement contributions and subsequent adjustments for the change in the settlement value of the components.

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock, which totals $820 million at September 30, 2007, is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability, which totals $167 million at September 30, 2007, representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. As of September 2007, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) are two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of South Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.7 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. To our knowledge, the SLI shares have not been sold. The suit asks for total damages of 4.73 trillion Korean won (approximately $5.1 billion) plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.3% of the Samsung affiliates’ total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. On July 10, 2006, plaintiffs settled with a number of defendants and third-party defendants for $15.75 million, and the settling defendants mediated allocation. In November 2006, Corning settled with three of the third-party defendants for a total of approximately $99,000. The March 2007 trial date of the claim of the remaining third-party defendant was suspended and has not been rescheduled. Corning was also named as a third or fourth party defendant in two personal injury lawsuits and a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. In February 2007, Corning settled all claims in one of the personal injury lawsuits for $60,000 and in July 2007 settled all claims in the second personal injury lawsuit for $25,000. Corning has a number of defenses to the remaining cases, which management intends to contest vigorously. Management believes these matters are not likely to be material to the financial statements of Corning in any period.

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and NetOptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties have exchanged initial discovery disclosures. Mediation is scheduled for October 31, 2007. Management believes that there are strong defenses to these claims and that the claims are not likely to be material to the financial statements of Corning.

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

Current or future litigation may harm our financial condition or results of operations

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants produced a tentative plan of settlement through a PCC Plan of Reorganization, but this Plan has not been confirmed by the Bankruptcy Court. The proponents of the Plan have moved for reconsideration of the order entered by the Court on December 21, 2006 denying Plan confirmation. It is reasonably possible that changes to the Plan may be negotiated, but the elements of the Plan and final approval are subject to a number of contingencies. Total net charges of $987 million have been recorded through September 30, 2007; however, additional charges or credits are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the quarter ended September 30, 2007:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (b)

Period
July 1-31, 2007	13,217	$26.39	0	$500,000,000
August 1-31, 2007	2,668,693	$23.41	2,492,335	$441,669,398
September 1-30, 2007	2,779,194	$24.08	2,768,830	$375,007,386
Total	5,461,104	$23.76	5,261,165	$375,007,386

(a)

This column includes the following transactions which occurred during the quarter ended September 30, 2007: (i) the deemed surrender to us of 189,562 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the surrender to us of 10,377 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 5,261,165 shares of common stock in conjunction with the repurchase program announced on July 18, 2007.

(b)

On July 18, 2007, we announced that our Board of Directors had approved the repurchase of up to $500 million of our common stock from time to time through open market or private transactions, depending on market conditions, between the date of announcement and December 31, 2008.

ITEM 6. EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	3(ii)	By-Laws

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

October 26, 2007	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

October 26, 2007	/s/ JANE D. POULIN
Date	Jane D. Poulin
Chief Accounting Officer
(Principal Accounting Officer)

October 26, 2007	/s/ KATHERINE A. ASBECK
Date	Katherine A. Asbeck
Senior Vice President - Finance

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

3(ii)	By-Laws	52

12	Computation of Ratio of Earnings to Fixed Charges	66

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act	67

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act	68

32	Certification Pursuant to 18 U.S.C. Section 1350	69

Exhibit 3(ii)

_____________________________________________________________________________

_____________________________________________________________________________

CORNING INCORPORATED

Incorporated under the laws of the State of New York

_______________

By-Laws

_______________

Amended to and effective as of October 3, 2007

_____________________________________________________________________________

_____________________________________________________________________________

CORNING INCORPORATED

___________

BY-LAWS

___________

ARTICLE I.

Offices of the Corporation

§1. Principal Office. The principal office and place of business of the corporation shall be located in the City of Corning, Steuben County, New York.

§2. Other Offices. The Board of Directors may establish and discontinue, from time to time, other offices and places of business as it deems advisable and proper for the conduct of the company's business.

ARTICLE II.

Meetings of Stockholders

§1. Place of Meeting. All meetings of stockholders of the corporation may be held at such place, within or without the State of New York, as may be fixed from time to time by the Board of Directors.

§2. Annual Meeting. The annual meeting of stockholders for the election of directors and consideration of such other business as may come before the meeting shall be held on the last Thursday in April of each year, or on such other day, which shall not be a legal holiday, as shall be determined by the Board of Directors. Any previously scheduled annual meeting of stockholders may be postponed by resolution of the Board of Directors upon public notice given prior to the date previously scheduled for such annual meeting of stockholders.

§3. Special Meetings. Special meetings of the stockholders may be called at any time by the Chairman of the Board, the Chairman of the Executive Committee, a Vice Chairman or the President and shall be called by the Secretary or an Assistant Secretary upon order of the Board of Directors, the Chairman of the Board of Directors or a majority of the directors.

§4. Notice of Meetings. Notice of each annual or special meeting of the stockholders shall be served either personally or by mail or electronically upon each stockholder entitled to vote thereat. If served by mail, the notice shall be sent postpaid addressed to the stockholder at his address as it appears on the stock record of the corporation. If served electronically, the notice shall be sent to the e-mail or electronic address on file with the Corporation and verified as accurate and current prior to such service. Service of such notice shall be made not less than ten nor more than sixty days before the meeting date, unless the meeting is to be held elsewhere than at the principal office, in which case service of the notice shall be made not less than twenty nor more than sixty days before the meeting.

§5. Waiver of Notice. Notice of meeting need not be given to any stockholder who submits a signed waiver of notice, in person or by proxy, either before or after the meeting. The attendance of any stockholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him.

§6. Chairman and Secretary of Meeting. The Chairman of the Board of Directors, or, in his absence and in the order named, the Chairman of the Executive Committee, a Vice Chairman or the President present at the meeting shall call to order and preside at all meetings of stockholders, and the Secretary of the corporation, or in his absence, the senior of the Assistant Secretaries (determined by the order of their election) present at the meeting shall act as secretary.

§7. Stockholders Entitled to Vote. Unless otherwise provided in the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law, every stockholder of record shall be entitled at every meeting of the corporation to one vote for every share of stock standing in his name on the books of the corporation. The Board of Directors may prescribe a period, not exceeding sixty days prior to the date of any meeting of the stockholders or prior to the last day on which the consent or dissent of a stockholder may be effectively expressed for any purpose without a meeting, during which no transfer of stock on the books of the corporation may be made; or in lieu of prohibiting the transfer of stock may fix a time not more than sixty days prior to the date of any meeting of stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting as the time as of which stockholders entitled to notice of and to vote at such a meeting or whose consent or dissent is required or may be expressed for any purpose, as the case may be, shall be determined, and all persons who were holders of record of voting stock at such time and no others shall be entitled to notice of and to vote at such meeting or to express their consent or dissent as the case may be.

§8. Quorum and Adjournment. Holders of a majority of the issued and outstanding stock entitled to vote at the meeting shall constitute a quorum at all meetings, except as otherwise provided by law, by the Preliminary Certificate of Consolidation forming this corporation or by these By-Laws. If, however, such majority, represented either in person or by proxy, be not present at any meeting, the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting from time to time, without other notice than announcement at the meeting, until the requisite amount of voting stock shall be present; provided, however, that any stockholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the Chairman of the meeting. When the requisite amount of voting stock is present at an adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally called.

§9. Vote of Stockholders. At each meeting of stockholders, every stockholder entitled to vote shall have the right to vote in person or by proxy duly appointed by an appropriate instrument, such as a writing, a telegram, a cablegram or other means of electronic transmission, in each case subscribed by or on behalf of such stockholder, and dated not more than eleven months prior to the meeting, unless such instrument provides for a longer period. The vote for directors shall be by ballot. In a vote by ballot each ballot shall state the number of shares voted and the name of the shareholder or proxy voting. Except as otherwise provided by law, or by the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law, all elections and all questions shall be decided by a majority vote of the stock present.

ARTICLE III.

Directors

§1. Election and Term.

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

§2. Nominations and Stockholder Business.

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

(2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of paragraph (a)(1) of this Section 2, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder’s notice shall be delivered to the Secretary at the principal executive offices of the corporation not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder’s notice as described above. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (A) the name and address of such stockholder, as they appear on the corporation's books, and of such beneficial owner and (B) the class and number of shares of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

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

§3. Qualification. Directors need not be stockholders. Acceptance of the office may be expressed orally or in writing, except as otherwise provided in these By-Laws.

§4. Number. The number of directors constituting the Board of Directors of the corporation shall be not less than nine nor more than twenty-four, the exact number within such minimum and maximum limitations to be fixed from time to time by the Board of Directors pursuant to a resolution adopted by the affirmative vote of a majority of the whole Board of Directors; and such exact number shall be twenty-one unless otherwise determined by a resolution so adopted by a majority of the whole Board of Directors. As used in these By-Laws, the terms "whole Board of Directors" and "whole Board" mean the total authorized number of directors which the corporation would have if there were no vacancies.

§5. Vacancies. Subject to the rights of the holders of any series of Preferred Stock or any other class of capital stock of the corporation (other than the Common Stock) then outstanding, vacancies in any class of directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall, if occurring prior to the expiration of the term of office of such class, be filled only by the affirmative vote of a majority of the remaining directors of the whole Board of Directors then in office, although less than a quorum or by the sole remaining director. Any director so elected shall hold office until the next annual meeting of stockholders and until his successor is elected and qualified.

§6. Removal of Directors. Subject to the rights of the holders of any series of Preferred Stock or any other class of capital stock of the corporation (other than the Common Stock) then outstanding, (i) any director, or the whole Board of Directors, may be removed by the stockholders from office at any time prior to the expiration of his term of office, but only for cause and only by the affirmative vote of the holders of record of outstanding shares representing a majority of the voting power of all of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors, and (ii) any director may be removed from office by the affirmative vote of a majority of the whole Board of Directors, at any time prior to the expiration of his term of office, but only for cause.

§7. General Powers. The business, properties and affairs of the corporation shall be managed by the Board of Directors. Notwithstanding any other provision of the Preliminary Certificate of Consolidation and these By-Laws and subject to the other provisions of Sections 1(a) and (b), 4, 5 and 6 of this Article III, the Board of Directors shall determine the rules and procedures that shall affect the directors' power to manage and direct the business and affairs of the corporation. Without limiting the foregoing, the Board of Directors shall designate and empower committees of the Board of Directors, shall elect and empower the officers of the corporation and fix their salaries and other compensation, may appoint and empower other officers and agents of the corporation, may grant general or limited authority to its Chairman, the Chairman of the Executive Committee, the Vice Chairmen, the President and the Group Presidents and other officers and agents of the corporation to make, execute and deliver contracts and other instruments and documents in the name and on behalf of the corporation and under its seal without specific authority in each case, and shall determine to the extent not inconsistent with these By-Laws the time and place of, and the notice requirements for, Board meetings, as well as quorum and voting requirements for, and the manner of taking, Board action. In addition, the Board may exercise all of the powers of the corporation and do all lawful acts and things which are not reserved to the stockholders by statute, the Preliminary Certificate of Consolidation or the By-Laws.

§8. Executive Committee. The Board of Directors may, by resolution adopted by vote of a majority of the whole Board, appoint an Executive Committee, to consist of the chief executive officer of the corporation and at least two other Directors, which shall be empowered to perform such functions as may be delegated to it by the Board. The Chairman of the Board of Directors shall act as chairman of the Executive Committee unless another member shall have been appointed chairman by the Board of Directors.

§9. Audit Committee. The Board of Directors, not later than April 30 in each year, shall by resolution adopted by vote of a majority of the whole Board appoint an Audit Committee to consist of three or more Directors (none of whom shall be an officer of the corporation or of any of its subsidiary companies) and may appoint one of the members of such Committee to be its Chairman. The Committee shall appoint, annually, a firm of certified public accountants to audit the books and accounts of the Corporation and its subsidiary companies and to report to the Committee. The Committee shall confer with such accountants and shall determine the scope of the audits of the books and accounts of the corporation and its subsidiary companies and shall bring to the attention of the Board of Directors those items relating to the audits or the corporation's accounting practices which the Committee and the auditors believe to merit Board review. As soon as practicable after the close of each fiscal year the Committee shall transmit to the Board of Directors the consolidated balance sheet of the corporation and its subsidiary companies as at the end of each such fiscal year and related statements of consolidated income and surplus for such year, with the certificate of the accountants with respect thereto; and such financial statements and certificate shall be incorporated in the Annual Report to the stockholders of the corporation. The Audit Committee shall establish the rules for the conduct of its meetings; shall keep minutes of its acts and proceedings, which in each instance shall be reported at the next meeting of the Board of Directors; and shall appoint one of its members to act as its Secretary.

§10. May Adopt Savings Plans and Sell Stock to Employees. The Board may, from time to time, adopt, modify and discontinue savings plans for the promotion of saving and thrift among the company's employees and make reasonable contributions on behalf of the corporation for such purposes. It may also sell Preferred stock to the employees on an installment basis whereby payments therefor are deducted from salaries and wages. In addition it may, from time to time, issue and sell over a period of time and on a deferred payment basis unissued common stock, for not less than the par value thereof but for less than its market value, to employees of the company, as it may deem advisable for the best interests of the corporation. The term "employees" as used in this section shall include officers and directors.

§11. May Make Provision for the Payment of Retirement Annuities or Pensions to Employees. The Board may from time to time make such provision for the payment of retirement annuities or pensions to the employees of the company including officers of the company, as in its discretion the Board may deem advisable and the Board may from time to time adopt and carry out any plan or plans of providing such annuities or pensions or modify, discontinue or terminate any such plan as may then be in force. If any such retirement annuity or pension plan entitles members of the Board to participate as employees of the company, every member of the Board shall be entitled to vote upon any matter relating to the adoption, administration, carrying out, modification, discontinuance or termination of any such plan. The Board shall have power to appropriate funds of the company to defray, in whole or in part, the cost of providing any such retirement annuities or pensions which may be based upon services rendered by employees prior to the date of establishment or modification of such plan and upon services to be rendered thereafter prior to the retirement date provided therein and may obligate the company to make payments toward defraying any such expenses over a period of years, subject always to the power of the Board in its discretion to modify, discontinue and terminate any such plan to the extent then permitted in existing tax or other laws. The Board shall have full power in its discretion to provide for the administration of any such retirement annuity or pension plan and the investment and reinvestment of funds therein by an insurance company, trustee, or other agency under such terms and conditions as the Board may deem advisable or to provide for the administration of such plan and the investment and reinvestment of the funds therein by the company. The Board shall have full power in its discretion to delegate to such committees, individuals or independent consultants such part of the carrying out of such plan as in its discretion it may deem advisable.

§12. Meetings of the Board; Quorum and Manner of Acting. The Board of Directors may meet and organize immediately after and at the place where the annual meeting of stockholders is held, without notice of such meeting, provided a majority of the whole Board shall be present. Regular meetings of the Board may be held without notice at such time and place as from time to time may be determined by the Board. Special meetings of the Board or of any Committee thereof may be called by the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President and shall be called by the Secretary or, in his absence, an Assistant Secretary, on the written request of any two directors. Notice of any special meeting of the Board or any Committee thereof shall be mailed to each director, or each Committee member, including alternates as the case may be, addressed to him at his residence or usual place of business, not later than the second day before the day on which the meeting is to be held, or shall be sent to him at such place by rapifax, by telegraph, or by other means such as electronic advice or be delivered personally, or by telephone, not later than the day before the day on which the meeting is to be held. Notice of any meeting of the Board or of any Committee need not be given, however, to any director, if waived by him in writing, either before or after such meeting be held, or if he shall be present at the meeting; and any meeting of the Board of Directors or of any Committee shall be a legal meeting without any notice thereof having been given, if all the members shall be present thereat. A majority of the directors in office at the time of any regular or special meeting of the Board or any Committee thereof shall be present in person at such meeting in order to constitute a quorum for the transaction of business. Any one or more directors or Committee members may participate in any meeting of the Board or any Committee thereof by means of a conference telephone or similar communications equipment permitting all persons participating in such meeting to hear each other at the same time, participation by such means to constitute presence in person at such meeting. Except as otherwise required by statute or by the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law or by the By-Laws, the act of a majority of the directors or Committee members present at any such meeting at which a quorum is present shall be the act of the Board of Directors or any Committee thereof. In the absence of a quorum, a majority of the directors or Committee members present may adjourn the meeting from time to time until a quorum be had. Notice of any adjourned meeting need not be given. Action by the Board or any Committee thereof may be taken without a meeting provided that all members of the Board or Committee consent in writing to the adoption of a resolution authorizing such action, such resolution and written consent thereto by the directors or Committee members to be filed with the minutes of the proceedings of the Board or Committee.

§13. Directors' Fees. In consideration of his serving in such capacity, each director of the corporation, other than directors who are officers of the corporation or any of its subsidiary companies, shall be entitled to receive an annual fee in such amount and payable in such installments, as the Board of Directors, by vote of a majority of the whole Board, may from time to time determine. The Board of Directors shall also have authority to determine, from time to time, the amount of compensation which shall be paid to its members for attendance at meetings of any committee of the Board as well as to any director rendering special services to the corporation.

ARTICLE IV.

Officers

§1. Officers. The elected officers of the corporation shall be a Chairman of the Board of Directors (who shall be a director), a Chairman of the Executive Committee, one or more Vice Chairmen, a President or one or more Group Presidents, a Controller, a General Counsel, a Secretary and a Treasurer. The Board of Directors may elect or appoint an Honorary Chairman of the Board of Directors, an Honorary Vice Chairman of the Board of Directors, an Honorary Chairman of the Executive Committee, one or more Honorary Vice Presidents, and corresponding Officers Emeriti: and either the Board of Directors or the Executive Committee may elect or appoint one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Controllers, and such other assistant officers and agents as, from time to time, may appear to be necessary or advisable in the conduct of the affairs of the Corporation. The Board of Directors may designate an officer as the principal or chief executive officer of the corporation who, under the direction of the Board of Directors, shall have the general management, direction and superintendence of the business and affairs of the corporation. The Board of Directors may also designate an officer (or two or more officers acting together) as the principal operating officer of the corporation with responsibility for the business, property and affairs of the corporation. Either the Board of Directors or the Executive Committee may designate one or more officers or assistant officers as the principal financial officer of the corporation or the principal accounting officer of the corporation. The same person may be elected or appointed to two or more offices except that no person shall simultaneously hold the offices of President or Group President and Secretary. So far as practicable, all elected officers shall be elected at the organization meeting of the Board, in each year, and shall hold office until the organization meeting of the Board in the next subsequent year and until their respective successors are chosen; but any officer, elected or appointed, may be removed at any time, either for or without cause, by vote of a majority of the whole Board of Directors, at any meeting. All officers shall hold office during the pleasure of the Board. If any vacancy occurs in any office, the Board of Directors or the Executive Committee, as provided above, may elect or appoint a successor to fill such vacancy for the remainder of the term.

§2. Chairman of the Board of Directors. The Chairman of the Board of Directors shall preside, when present, at all meetings of the Board of Directors and of the shareholders and at all meetings of the Executive Committee in the absence of a chairman of such Committee appointed by the Board. He shall have such further powers and duties as may be given to him by the Board of Directors or the Executive Committee.

§3. Chairman of the Executive Committee. The Chairman of the Executive Committee shall preside, when present, at all meetings of the Executive Committee. He shall act in a general consultative and advisory capacity to the Chairman of the Board of Directors and shall have such further powers and duties as may be given to him by the Board of Directors, the Executive Committee, or the Chairman of the Board of Directors.

§4. Vice Chairmen. The Vice Chairmen shall perform, in the absence or incapacity of the Chairman of the Board of Directors and the Chairman of the Executive Committee or when so directed by either, the duties of such officer. They shall have such further powers and duties as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors or the Chairman of the Executive Committee.

§5. President. The President, under the direction of the Chairman of the Board of Directors, shall have superintendence of the business, properties and affairs of the corporation. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, or the Chairman of the Board of Directors. In the absence or incapacity of the Chairman of the Board of Directors, the Chairman of the Executive Committee and the Vice Chairmen, he shall perform the duties of those officers.

§6. Group President. A Group President shall, under the direction of the chief operating officer of the corporation, or if no one has been so designated, the Chairman of the Board of Directors, have superintendence of such segments of the business, properties and affairs of the corporation and such further powers and duties as may be given or assigned to him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors or the Chairman of the Executive Committee.

§7. Executive Vice Presidents. The Executive Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President or a Group President.

§8. Senior Vice Presidents. The Senior Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen or the President or a Group President. From time to time one of the Senior Vice Presidents may be designated as the Senior Vice President for Finance. The Senior Vice President for Finance may hold any other office in the corporation.

§9. Vice Presidents. The Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen, the President or a Group President, or an Executive Vice President.

§10. Treasurer. The Treasurer shall have the care and custody of the corporate funds and securities. He shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the corporation in the manner ordered by the Board He shall upon request render an account of all his transactions as Treasurer to the Board of Directors. He shall, at all reasonable hours, exhibit his books and accounts to any director upon application. He or an Assistant Treasurer or such other officers, directors or agents as may be designated by the Board of Directors shall endorse checks, notes or drafts payable to the order of the corporation and sign and countersign checks, drafts and orders for the payment or withdrawal of moneys or securities on deposit in the corporate accounts in such manner as the Board may direct. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman, or the President.

§11. Secretary. The Secretary shall keep the minutes of the meetings of the Board of Directors and of the Executive Committee and of the stockholders. He shall attend to the giving and serving of all notices of the corporation. He shall affix the seal of the corporation to all certificates of stock, except in cases where the transfer agent of the corporation is authorized to affix the seal. He shall have charge of the stock certificate books, other than those in the hands of the transfer agent, and such other books and papers as the Board may direct. He shall attend to such correspondence as may be assigned to him, and perform all other duties incidental to his office. He shall keep a stock record containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, the number of shares of stock held by them respectively, and the time when they became owners. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President.

§12. General Counsel. The General Counsel shall be the legal adviser of the corporation. The General Counsel may hold any other office in the corporation.

§13. Controller. The Controller shall be responsible for and have active control of all matters pertaining to the accounts of the corporation. He shall audit all payrolls and vouchers and shall direct the manner of certifying the same; shall supervise the manner of keeping all vouchers for payments and all other documents relating to such payments; shall receive, audit and consolidate all operating and financial statements of the corporation and its subsidiaries; and shall have the care, custody and supervision of the books of account of the corporation. He shall, at all reasonable hours, exhibit his books and accounts to any director upon application. He shall, upon request, render an account of the financial condition of the corporation to the Board of Directors. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President.

§14. Assistant Secretaries. Assistant Secretaries shall perform the duties of the Secretary in the absence of the Secretary, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman, the President or the Secretary.

§15. Assistant Treasurers. Assistant Treasurers shall perform the duties of the Treasurer in the absence of the Treasurer, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman, the President or the Treasurer.

§16. Assistant Controllers. Assistant Controllers shall perform the duties of the Controller in the absence of the Controller, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman of the Board of Directors, the President or the Controller.

§17. Emeriti and Honorary Officers. No individual elected or appointed to an Honorary Office or an Emeritus Office pursuant to this Article IV shall have as a result of such election or appointment any rights, duties or responsibilities with respect to the business or affairs of this corporation as determined by law or the By-Laws of this corporation.

ARTICLE V

Capital Stock

§1. Payments. All payments for stock of the corporation shall be received by the Treasurer. Failure to pay an installment upon a stock subscription when required to be paid by the Board of Directors shall work a forfeiture of the shares of stock in arrears, pursuant to Section 503 of the Business Corporation Law of the State of New York.

§2. Certificates for Stock; Uncertificated Shares. The shares of stock of the corporation may be represented by certificates or uncertificated, as provided by New York law. To the extent shares are represented by a certificate, the certificate shall be signed by the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and may be sealed with the seal of the corporation or a facsimile thereof. Where any such certificate is manually countersigned by either a transfer agent or a registrar (other than the corporation itself or its employee) any other signature on such certificate may be a facsimile, engraved, stamped or printed. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate was issued, it may be issued by the corporation with the same effect as if that individual were such officer at the date of issue.

Shares of the corporation’s stock may also be evidenced by registration in the holder’s name in uncertificated, book-entry form on the books of the corporation. Within a reasonable time after the issuance or transfer of uncertificated shares, to the extent required by applicable law, the corporation shall send to the registered owner thereof a written notice containing the information required to be set forth or stated on certificates representing shares of that class of stock. Except as otherwise expressly provided by law, the rights and obligations of the holders of shares represented by certificates and the rights and obligations of the holders of uncertificated shares of the same class and series shall be identical.

§3. Transfer Agents and Registrars. The Board of Directors may, in its discretion, appoint responsible banks or trust companies or other qualified institutions in the Borough of Manhattan, in the City of New York and in such other cities or states as the Board may deem advisable, to act as transfer agents or registrars of the stock of the corporation; and, upon such appointments being made, no stock certificates shall be valid until countersigned by one of such transfer agents and registered by one of such registrars and no issuance or transfer of any uncertificated shares shall be valid until book-entry thereof shall have been made on the records of such transfer agents or registrars.

§4. Transfers. Transfers of stock represented by certificates shall be made on the books of the corporation only by the person named in the certificate or by an attorney-in-fact lawfully constituted in writing and upon surrender and cancellation of a certificate or certificates for a like number of shares of the same class of stock, with duly executed assignment and power of transfer endorsed thereon or attached thereto, and with such proof of the authenticity of the signatures as the corporation or its agents may reasonably require. Transfers of uncertificated shares shall by made on the books of the corporation only by the record holder thereof, or by an attorney-in-fact, upon presentation of proper evidence of authority to transfer in accordance with customary procedures for transferring shares in uncertificated form. Written notice of the transfer shall be given by the corporation to the extent required by applicable law.

§5. Determination of Stockholders of Record for Certain Purposes. The Board of Directors may fix a time, not exceeding sixty days preceding the date fixed for the payment of any dividend, or the making of any distribution or for the delivery of evidences of rights or evidences of interest arising out of any change, conversion or exchange of capital stock, as a record time for the determination of the stockholders entitled to receive any such dividend, distribution, rights or interest. The Board of Directors at its option, in lieu of so fixing a record time, may prescribe a period not exceeding sixty days prior to the date for such payment, distribution or delivery during which no transfer of stock on the books of the corporation may be made.

§6. Stockholders of Record Recognized. The corporation shall be entitled to treat the holder of record of any stock certificate and any holder of record of uncertificated shares as the holder in fact and owner of the shares represented thereby and shall not be bound to recognize any equitable claim to or interest in such stock on the part of any other person, whether or not it shall have express or other notice thereof save as expressly provided by the laws of New York.

§7. Lost Certificate. In case any certificate of stock shall be lost or destroyed, the Board of Directors, in its discretion, may authorize the issue of a substitute certificate or, at the request of the holder, substitute stock in uncertificated form, in place of the certificate so lost or destroyed, and may cause any substitute certificate to be countersigned by the appropriate transfer agent and such certificate or uncertificated stock shall be registered by the appropriate registrar; provided, that, in each such case, the lost or destroyed certificate shall be canceled on the books of the corporation and the applicant for a substitute certificate shall furnish to the corporation and to such of its transfer agents and registrars as may require the same, evidence to their satisfaction, in their discretion, of the loss or destruction of such certificate and of the ownership thereof and also such security and indemnity as may by them be required.

§8. Regulations. The Board of Directors may make such additional rules and regulations as it may deem expedient, and not inconsistent with these By-Laws, concerning the issue, transfer and registration of certificated or uncertificated shares of stock of the corporation.

ARTICLE VI.

Inspectors of Election

§1. Inspectors of Election. At every meeting of stockholders the vote shall be conducted by one or more inspectors of election elected at the last annual meeting of stockholders or, if not so elected, appointed for that purpose by the Board of Directors or, if not so elected or appointed, elected by a per capita vote of the stockholders present at the meeting in person or by proxy; and all questions respecting the qualification of voters, the validity of the proxies and the acceptance or rejection of votes shall be decided by such inspectors who, before entering upon the discharge of their duties, shall be duly sworn faithfully to execute the duties of inspectors at such meeting with strict impartiality, and according to the best of their ability. If any inspector elected or appointed to act at any meeting shall be absent or refuse to act, or if his office shall become vacant, the stockholders present at the meeting in person or by proxy shall, by a per capita vote, appoint another inspector to act in his place.

ARTICLE VII.

Seal

§1. Seal. The seal of the corporation shall be in the form of a circle and shall bear the name of the corporation followed by the words "Corning, NY", the year of its incorporation, and in the center of the circle the words "Founded 1851".

§2. Affixing and Attesting. The seal of the corporation shall be in the custody of the Secretary, who shall have power to affix it to the proper corporate instruments and documents, and who shall attest it. In his absence it may be affixed and attested by an Assistant Secretary or affixed and attested by the Treasurer or an Assistant Treasurer. The transfer agent of the stock of the corporation may have a facsimile thereof and affix the same to stock certificates issued by it.

ARTICLE VIII.

Miscellaneous

§1. Signatures to Negotiable Paper. All checks, drafts, notes and other negotiable instruments of the corporation shall be signed, countersigned and endorsed by such directors, officers and agents as the Board of Directors may designate from time to time.

§2. Delegation of Duties. In the absence of any officer, or for any other reason, the Board of Directors may delegate the powers or duties of an officer to another officer or director.

§3. Dividends. Dividends upon the shares of the capital stock of the corporation may be declared and paid out of the net assets of the corporation in excess of its capital, as often and at such times as the Board of Directors may determine, subject to the limitations set forth in the Preliminary Certificate of Consolidation forming this corporation or any certificate filed pursuant to law.

§4(a). Indemnification of Directors and Officers. To the full extent authorized or permitted by law, the corporation shall indemnify any person made, or threatened to be made, a defendant to an action or proceeding, whether civil or criminal, including an action by or in the right of the corporation, by reason of the fact that he, his testator or intestate, is or was a director or officer of the corporation, or is serving or served as an officer or director of any other corporation, joint venture, trust, employee benefit plan or other enterprise, in which the corporation has a financial interest as an investor or creditor, and such person is serving or served at the express request of and on behalf of this corporation. Without limitation of the foregoing, such indemnification shall include indemnification against all judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees and costs of investigation or defense, reasonably incurred by any such person in connection with any such action or proceeding or any appeal therein, and which expenses have not been recouped by him in any other manner, unless a judgment or other final adjudication adverse to the director or officer establishes that his acts were committed in bad faith, or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled; provided that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending action or proceeding unless the corporation has given its prior consent to such settlement or other disposition. If any unexhausted right of recoupment shall exist, payment of this indemnification shall be conditioned upon its release or assignment to the corporation.

§4(b). Indemnification Procedure; Expenses. A person who has been successful, on the merits or otherwise, in the defense of a civil or criminal action or proceeding of the character described in Section 4(a) of this Article VIII shall be entitled to indemnification as provided therein. Except as provided in the preceding sentence and unless ordered by a court, indemnification hereunder shall be made by the corporation if, and only if, authorized in the specific case: (i) by the board of directors of the corporation acting by a quorum consisting of directors who are not parties to such action or proceeding upon a finding that the director or officer has met the standard of conduct set forth in Section 4(a) of this Article VIII, or (ii) if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs: (a) by the board of directors of the corporation upon the opinion in writing of independent legal counsel that indemnification is proper in the circumstances because the standard of conduct set forth in Section 4(a) of this Article VIII has been met by such director or officer, or (b) by the shareholders upon a finding that the director or officer has met the applicable standard of conduct set forth in such Section. Upon the request of any person entitled to indemnification pursuant to Section 4 of this Article VIII, the corporation shall pay promptly to such person all expenses reasonably incurred by such person in connection with an action or proceeding with respect to which such person is, in the absence of a final adjudication adverse to such person, entitled to indemnification hereunder; provided that such payment shall be subject to the receipt by the corporation of that person's undertaking to repay the portion of such expenses to which it is finally determined that such person is not entitled; and provided further that no such payment shall be made if a majority of disinterested directors of the corporation, provided such majority constitutes a quorum of the Board, or if there is not a quorum of disinterested directors, independent legal counsel not a party to such action or proceeding and not regular counsel to the corporation, determines in good faith that it is likely that such person will be found not to be entitled to such indemnification and will not in that event fulfill his undertaking to repay such advances. A person entitled to indemnification shall cooperate in good faith with any request by the corporation that common counsel be utilized by parties to an action or proceeding who are similarly situated unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.

§4(c). Contractual Article. Section 4 of this Article VIII shall be deemed to constitute a contract between the corporation and a person entitled to indemnification and may not, without the consent of such person, be amended to effect adversely such person with respect to any event, act or omission occurring or allegedly occurring prior to the end of the term of office he is serving when such amendment is adopted. The corporation is authorized to enter into agreements with any of its directors or officers extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law, but the failure to enter into any such agreement shall not affect or limit the rights of such person pursuant to Section 4 of this Article VIII, it being expressly recognized that all directors and officers of the corporation, by serving as such after the adoption hereof, are acting in reliance hereon and the corporation is estopped to contend otherwise.

§4(d). Insurance. The corporation may, but need not, maintain insurance at its expense insuring persons entitled to indemnification under Section 4 of this Article VIII against liabilities whether or not such liabilities are indemnifiable pursuant to Section 4 of this Article VIII.

§4(e). Non-exclusivity. The indemnification provided by Section 4 of this Article VIII shall not be deemed exclusive of any other rights to which a director or officer of the corporation may be entitled.

§4(f). Amendment to Conform to Business Corporation Law. If and to the extent that any provision of Section 4 of this Article VIII is inconsistent with Article 7 of the Business Corporation Law of the State of New York, such provision shall be deemed to have been amended to the extent necessary to make it consistent with such Article 7.

§5. Signatures to Contracts. Except as otherwise prescribed by the Board of Directors, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen, the President, any Group President, any Executive Vice President, any Senior Vice President or any other Vice President shall sign and execute all contracts, instruments and documents in the name of the corporation.

ARTICLE IX.

Amendments

§1. Amendments.

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

§2. Repeal of Old By-Laws. All prior By-Laws of the Company are hereby repealed.

- - - - - - - - - - - - - - - - - - - - -

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Nine months ended September 30, 2007

Income before income taxes	$901
Adjustments:
Distributed income of equity investees	348
Fixed charges net of capitalized interest	93

Income before taxes and fixed charges, as adjusted	$1,342

Fixed charges:
Interest expense (a)	$73
Portion of rent expense which represents an appropriate interest factor (b)	20
Capitalized interest	14

Total fixed charges	107
Capitalized interest	(14)

Total fixed charges, net of capitalized interest	$93

Ratio of earnings to fixed charges	12.5x

(a)	Interest expense includes amortization expense for capitalized interest and debt costs.
(b)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, Chairman and Chief Executive Officer of Corning Incorporated, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

October 26, 2007

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

October 26, 2007

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 26, 2007

/s/	Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer