Form 10-K
period 2007-12-31
CORNING INC /NY
filed 2008-02-15
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[None]

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 par value per share	New York State Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                        Yes  ☒                                           No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                                                        Yes  ☐                                           No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                        Yes  ☒                                           No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

  Large accelerated filer  ☒                                       Accelerated filer  ☐                                                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                        Yes  ☐                                           No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38.6 billion based on the $25.55 price as reported on the New York Stock Exchange.

There were 1,574,635,950 shares of Corning’s common stock issued and outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated February 26, 2008, and filed for the Registrant’s 2008 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

PART I

Corning Incorporated and its consolidated subsidiaries are hereinafter sometimes referred to as the “Company,” the “Registrant,” “Corning,” or “we.”

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

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs), that are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. Corning’s facilities in Kentucky, Japan, Taiwan, and China and those of Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision, which is 50% owned by Corning) in South Korea develop, manufacture and supply high quality glass substrates using a proprietary fusion manufacturing process and technology expertise. Samsung Electronics Co., Ltd. has a 43% interest in Samsung Corning Precision, which sells glass to LCD panel manufacturers in Korea. Three other shareholders own the remaining 7% interest in Samsung Corning Precision. Panel manufacturers in the other leading LCD-producing areas of the world, Japan, Taiwan, Singapore and China, are supplied by Corning.

Corning has been a leader to market with new large-generation sized glass substrates used by our customers in the production of larger LCDs for monitors and television. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. Glass substrates are currently available from Corning in sizes up to Generation 8 (2160mm x 2460mm), which was introduced by Corning in late 2006. In the fourth quarter of 2007, Corning announced its agreement with Sharp Corporation to develop and produce Generation 10 (2850mm x 3050mm) substrates. Large substrates (Generation 5 and higher) allow LCD manufacturers to produce larger and a greater number of panels from each substrate. The larger size leads to economies of scale for LCD manufacturers and is expected to enable lower display prices for consumers in the future. At the end of 2007, approximately 88% of Corning and Samsung Corning Precision’s volume of LCD glass was Generation 5 (1100mm x 1250mm) and higher.

Corning invented its proprietary fusion manufacturing process which is the cornerstone of the Company’s technology leadership in the LCD industry. The automated process yields high quality glass substrates with excellent dimensional stability and uniformity – essential attributes for the production of increasingly larger, high performance active matrix LCDs. Corning’s fusion process is scalable and has proven to be among the most effective processes in producing large size substrates. In 2006, Corning launched EAGLE XG™, the industry’s first environmentally-friendly LCD glass substrate that is free of heavy metals.

LCD glass manufacturing is a highly capital intensive business. Corning continues to make significant investments to expand its LCD glass facilities in response to anticipated customer demand. The environment is very competitive. Important success attributes include efficient manufacturing, access to capital, technology know-how, and patents.

Patent protection and proprietary trade secrets are important to the segment’s operations. Corning has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Corning licenses certain of its patents to Samsung Corning Precision and other third parties and generates revenue from these licenses. Refer to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 45% of Corning’s sales for 2007.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable, and hardware and equipment products for the worldwide telecommunications industry. Corning invented the world’s first low-loss optical fiber more than 30 years ago. It offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, fiber-to-the-premises access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor® fibers for local area networks, data centers and central offices; NexCor® fiber for converged services networks; SMF-28e® single mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; MetroCor® fiber products for metropolitan networks; LEAF® optical fiber for long-haul, regional and metropolitan networks; ClearCurve™ fiber for use in multiple dwelling units; and Vascade® submarine optical fibers for use in submarine networks. Corning has two large optical fiber manufacturing facilities in North Carolina and another facility in China. As a result of lowered demand for optical fiber products, in 2002 Corning mothballed its optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to its Wilmington, North Carolina facility. In April 2007, Corning announced plans to re-open a portion of the Concord, North Carolina facility primarily as a result of volume growth in the optical fiber market.

A significant portion of Corning’s optical fiber is sold to subsidiaries such as Corning Cable Systems LLC (Corning Cable Systems), and Corning Cable Systems Polska Sp. Z o.o. Optical fiber is cabled prior to being sold to end users in cabled form. Our remaining fiber production is sold directly to end users or third party cablers around the world. Corning’s cabling operations include facilities in North Carolina, Poland, and Germany and smaller regional locations and equity affiliates.

Corning’s hardware and equipment products include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures and pedestals, splice and test equipment and other accessories for optical connectivity. For copper connectivity, Corning’s products include subscriber demarcation, connection and protection devices, xDSL (different variations of digital subscriber lines) passive solutions and outside plant enclosures. Each of the product lines may be combined in Corning’s fiber-to-the-premises solutions. Corning has manufacturing operations for hardware and equipment products in North Carolina, Arizona, and Texas, as well as Europe, Mexico, China, and the Dominican Republic. In addition, Corning offers products for the cable television industry, including coaxial connectors and associated tools.

Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses, but the royalty revenue is not currently material to the business. Corning is also licensed to use certain patents owned by others. These licenses are also important to the segment’s operations. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Telecommunications segment represented 30% of Corning’s sales for 2007.

Environmental Technologies Segment

Corning’s environmental products include ceramic technologies and solutions for emissions and pollution control in mobile and stationary applications around the world, including gasoline and diesel substrate and filter products. In the early 1970’s, Corning developed an economical, high-performance cellular ceramic substrate that is now the standard for catalytic converters worldwide. In response to tightening emission control obligations around the world, Corning has continued to develop more efficient substrate products with higher density and greater surface area. Corning manufactures these products in New York, Virginia, China, Germany and South Africa. Corning continues to invest in new ceramic substrate and filter technologies for diesel emission control device products at its facility in New York. Corning sells its ceramic substrate and filter products worldwide to manufacturers of emission control systems who then sell to automotive and diesel engine manufacturers. Although sales are made to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.

Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment is also licensed to use certain patents owned by others. These licenses are also important to the segment’s operations. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Environmental Technologies segment represented 13% of Corning’s sales for 2007.

Life Sciences Segment

Life Sciences laboratory products include microplate products, coated slides, filter plates for genomics sample preparation, plastic cell culture dishes, flasks, cryogenic vials, roller bottles, mass cell culture products, liquid handling instruments, Pyrex® glass beakers, pipettors, serological pipettes, centrifuge tubes and laboratory filtration products. Corning sells products under three primary brands: Corning, Costar and Pyrex. Corning manufactures these products in Maine, New York, and Mexico and markets them worldwide, primarily through distributors, to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. In 2006, Corning announced the commercial launch of the Epic™ system, a high-throughput label-free screening platform based on optical biosensor technology. The system offers drug developers the ability to evaluate promising new drug targets through both biochemical and cell-based drug discovery applications.

Patent protection is important to the segment’s operations, particularly for some of its new products. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition, through some well known trademarks, is important to the segment. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Life Sciences segment represented approximately 5% of Corning’s sales for 2007.

Other Products

Other products made by Corning include semiconductor optics, ophthalmic glass and plastic products, and technical products, such as polarizing glass, glass for high temperature applications and machinable glass ceramic products. Semiconductor optics manufactured by Corning include: high-performance optical material products; optical-based metrology instruments; and optical assemblies for applications in the global semiconductor industry. Corning’s semiconductor optics products are manufactured in New York. Other specialty glass products include glass lens and window components and assemblies and are made in New York, Virginia, and France or sourced from China. Corning’s Eurokera and Keraglass equity ventures with Saint Gobain Vitrage S.A. of France manufacture smooth cooktop glass/ceramic products in France, China, and South Carolina.

Until December 31, 2007, Corning had a 50% interest in Samsung Corning Company, Ltd. (Samsung Corning), a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, with manufacturing facilities in Korea, Germany, China and Malaysia. Samsung Electronics Company, Ltd. and affiliates owned the remaining 50% interest in Samsung Corning. On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision.

Other products represented approximately 7% of Corning’s sales for 2007.

Corning manufactures and processes products at more than 48 plants and 15 countries.

Additional explanation regarding Corning and its four segments is presented in Management’s Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 18 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company in Michigan that manufactures silicone products worldwide. Dow Corning emerged from Chapter 11 bankruptcy proceedings during 2004. Dow Corning’s sales were $4.9 billion in 2007. Additional discussion about Dow Corning appears in the Legal Proceedings section. Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

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

Display Technologies Segment

Corning, including Samsung Corning Precision, is the largest worldwide producer of glass substrates for active matrix LCD displays. That market position remained relatively stable over the past year. Corning believes it has competitive advantages in LCD glass substrate products from investing in new technologies, providing a consistent and reliable supply and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter with exceptional surface quality and without heavy metals. Asahi Glass, Nippon Electric Glass and NH Techno are Corning’s principal competitors in display glass substrates.

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

Corning is the largest producer of optical fiber and cable products, but faces significant competition due to continued excess capacity in the market place, price pressure and new product innovations. Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber and cable products are Furukawa Electric/OFS, Fujikura Ltd., Sumitomo Electric, Prysmian Cables & Systems and Draka Comteq.

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

Life Sciences Segment

Corning is a leading supplier of glass and plastic science laboratory products, with a growing plastics products market presence in North America and Europe, and a solid laboratory glass products market presence. Corning seeks to maintain competitive advantages by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. For laboratory products, Schott, Kimble, Greiner and Becton Dickinson are the principal worldwide competitors. Corning also faces increasing competition from large distributors that have backward integrated or introduced private label products.

Other Products

Corning is a leading supplier of materials and products for lithography optics in the semiconductor industry. The market position for Other Products remained relatively stable during the past year. Corning seeks to compete by providing superior optical quality, leading optical designs and a local Corning presence supporting its customers. For Corning’s semiconductor optical material products, general specialty glass/glass ceramic products and ophthalmic products, Schott, Shin-Etsu Quartz Products, Asahi Fine Glass, Carl Zeiss, Nikon, Transitions Optical, Oerlikon, Hoya and Heraeus are the main competitors.

Samsung Corning was a leading producer of cathode ray tube glass products for conventional televisions. Its relative competitive position remained stable over the past year, although there has been a significant decline in the industry as end-market customers have turned to flat panel displays or projection technologies. On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision.

Raw Materials

Corning’s production of specialty glasses, ceramics, and related materials requires significant quantities of energy, uninterrupted power sources, certain precious metals, and various batch materials.

Although energy shortages and power interruptions have not been a problem recently, the cost of energy has increased. Corning has achieved flexibility through important engineering changes to take advantage of low-cost energy sources in most significant processes. Specifically, many of Corning’s principal manufacturing processes can be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

As to resources (ores, minerals, polymers, and processed chemicals) required in manufacturing operations, availability appears to be adequate. Corning’s suppliers, from time to time, may experience capacity limitations in their own operations, or may eliminate certain product lines; nevertheless, Corning believes it has adequate programs to ensure a reliable supply of batch materials and precious metals. For many products, Corning has alternate glass compositions that would allow operations to continue without interruption in the event of specific materials shortages.

Certain key materials and proprietary equipment used in the manufacturing of products are currently sole sourced or available only from a limited number of suppliers. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments, or reduce Corning’s gross margins.

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations. In 2007, Corning was granted over 180 patents in the U.S. and over 350 patents in countries outside the U.S.

Each business segment possesses its own patent portfolio that provides certain competitive advantages in protecting Corning’s innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2007, Corning and its wholly owned subsidiaries owned over 4,300 unexpired patents in various countries of which about 2,300 were U.S. patents. Between 2008 and 2010, approximately 11% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 4,000 patent applications in process, with about 1,100 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 260 patents in various countries of which over 100 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2008 and 2010.

The Telecommunications segment has over 1,600 patents in various countries of which over 800 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iii) patents relating to optical fiber and electrical connectors and associated methods of manufacture. A few patents relating to optical fiber connectors and a few relating to optical fiber manufacturing will expire between 2008 and 2010.

The Environmental Technologies segment has over 400 patents in various countries of which over 200 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. There is no group of important Environmental Technologies segment patents set to expire between 2008 and 2010.

The Life Sciences segment has over 160 patents in various countries of which over 90 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products as well as equipment for label independent drug discovery. One family of patents relating to drug discovery devices will expire between 2008 and 2010.

Many of these patents are used in Corning’s operations or are licensed for use by others, and Corning is licensed to use patents owned by others. Corning has entered into cross licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning’s principal trademarks include the following: Corning, Celcor, DuraTrap, Eagle2000, EagleXG, Epic, Evolant, HPFS, Lanscape, Pyrex, ClearCurve, SMF-28e, Jade, Vita, and Steuben.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $21 million in 2007 and are estimated to be $19 million in 2008.

Corning’s 2007 operating results from continuing operations were charged with approximately $51 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2007, Corning had approximately 24,800 full-time employees, including approximately 10,400 employees in the United States. From time to time, Corning also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 30% of Corning’s United States employees.

Executive Officers of the Registrant

Wendell P. Weeks  Chairman and Chief Executive Officer

Mr. Weeks joined Corning in 1983 and was named a vice president and deputy general manager of the Telecommunications Products division in 1995, vice president and general manager in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president in 1999, president, Corning Optical Communications in 2001, president and chief operating officer of Corning in 2002, and president and chief executive officer in 2005. Mr. Weeks became chairman and chief executive officer on April 26, 2007. Mr. Weeks is a director of Merck & Co. Inc. Mr. Weeks has been a member of Corning’s Board of Directors since 2000. Age 48.

James B. Flaws  Vice Chairman and Chief Financial Officer

Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning’s Board of Directors since 2000. Age 59.

Peter F. Volanakis  President and Chief Operating Officer

Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. He was named managing director Corning GmbH in 1992, executive vice president of CCS Holding, Inc., formerly known as Siecor Corporation, in 1995, senior vice president of Advanced Display Products in 1997, executive vice president of Display Technologies and Life Sciences in 1999 and president of Corning Technologies in 2001. Mr. Volanakis was elected to his current position on April 28, 2005. Mr. Volanakis became president and chief operating officer on April 26, 2007. Mr. Volanakis is a director of Dow Corning Corporation. Mr. Volanakis has been a member of Corning’s Board of Directors since 2000. Age 52.

Kirk P. Gregg  Executive Vice President and Chief Administrative Officer

Mr. Gregg joined Corning in 1993 as director of Executive Resources & Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, Administration in December 1997 and to his current position in 2002. He is responsible for Human Resources, Information Technology, Procurement and Transportation, Community, State and Federal Government Affairs, Aircraft Operations and Business Services. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 48.

Joseph A. Miller  Executive Vice President and Chief Technology Officer

Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was appointed to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966. Dr. Miller is a director of Wilson Greatbatch Technologies, Inc. and Dow Corning Corporation. Age 66.

Pamela C. Schneider  Senior Vice President and Operations Chief of Staff

Ms. Schneider joined Corning in 1986 as senior financial analyst in the Controllers Division. In 1988 she became manager of internal audit. In 1990 she was named controller and in 1991 chief financial officer of Corning Asahi Video Products Company. In January 1993, she was appointed vice president and chief financial officer for Corning Consumer Products Company, and in 1995 vice president Finance and Administration. In 1997, she was named vice president and in 1999 senior vice president, Human Resources and diversity officer for Corning Incorporated. Ms. Schneider was appointed to her present position in April 2002. Age 53.

Lawrence D. McRae  Senior Vice President, Strategy and Corporate Development

Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was appointed vice president Corporate Development in 2000, senior vice president Corporate Development in 2003 and most recently, senior vice president Strategy and Corporate Development in October 2005. Mr. McRae is on the board of directors of Dow Corning Corporation, and Samsung Corning Precision Glass Co., Ltd. Age 49.

Katherine A. Asbeck  Senior Vice President – Finance

Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994, elected vice president and controller in 1997 and senior vice president in 2001. She was elected to her current position in October 2005. Ms. Asbeck is a director of Samsung Corning Precision Glass Co., Ltd. Age 51.

Vincent P. Hatton  Senior Vice President and General Counsel

Mr. Hatton joined Corning in 1981 as an assistant corporate counsel and became a division counsel in 1984. He was named assistant general counsel, Specialty Materials in May 1993, and director of the Legal Department in 1995. He was elected vice president in 1998 and senior vice president in 2003. Mr. Hatton was elected to his current position on March 1, 2007. Age 57.

Jane D. Poulin  Chief Accounting Officer and Division Vice President

Ms. Poulin joined Corning in September 2005. Prior to joining Corning, she was an Associate Chief Accountant in the Office of the Chief Accountant of the U.S. Securities and Exchange Commission from June 2000 to September 2005. She previously served as corporate controller at a privately held manufacturer and was an audit senior manager at Ernst & Young LLP. Age 45.

Document Availability

A copy of Corning’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations category of the Corning home page on the Internet at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Set forth below are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report or otherwise have a detrimental affect on the company. These risks should be considered in making any investment decisions in Corning. Future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Annual Report. Additional risks not described above, or unknown to us, may also adversely affect Corning or its results.

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products

Corning’s ten largest customers account for about 50% of our sales. No individual customer accounts for more than 10% of consolidated sales except for AU Optronics Corporation (AUO) which accounted for 12% of consolidated sales in 2007.

In addition, a relatively small number of customers accounted for a high percentage of net sales in each of our reportable operating segments. For 2007, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, represented 62% of total segment sales when combined. In the Telecommunications segment, two customers, which individually accounted for more than 10% of segment net sales, represented 25% of total segment sales when combined. In the Environmental Technologies segment, three customers, which individually accounted for more than 10% of segment net sales, represented 81% of total segment sales in aggregate. In the Life Sciences segment, one distributor accounted for 44% of this segment’s sales in 2007.

Samsung Corning Precision’s sales were also concentrated in 2007, with sales to two LCD panel makers located in South Korea accounting for approximately 93% of total Samsung Corning Precision sales.

Although the sale of LCD glass substrates has increased in 2007, there can be no assurance that positive trends will continue. Our customers are LCD panel and color filter makers. As they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, price, or other seasonal factors, may lead to pauses in market growth from time to time. Our customers may not be able to maintain profitable operations or access sufficient capital to fund ongoing and future planned expansions, which may limit their pace of orders to us. Emerging material technologies could replace our glass substrates for certain applications resulting in a decline in demand for our LCD products. Technologies for displays in competition with LCD panels may reduce or eliminate the need for our glass substrate. These technologies may include organic light emitting diodes and plasma display panels. New process technologies developed by our competitors may also place us at a cost or quality disadvantage in the workplace. Our inability to manufacture glass substrates in the sizes and quantities needed by our customers may result in loss of revenue, margins and profits or liabilities for failure to supply. A scarcity of resources, limitations on technology, personnel or other factors resulting in a failure to produce commercial quantities of very large size glass substrates, particularly from new facilities being constructed at a major customer in Japan, could have adverse financial consequences to us.

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

In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions and pollution control are expected to fluctuate with vehicle production. Changes in governmental laws and regulations for air quality and emission controls may also influence future sales. Sales in our Environmental Technologies segment are to four catalyzers and emission system component manufacturers. Our customers sell these systems to automotive original equipment manufacturers and diesel engine manufacturers. Sales within this segment may be affected by adverse developments in the U.S. vehicle or freight hauling industries or by such factors as higher fuel prices that may affect vehicle sales or downturns in freight traffic.

Sales in our Life Sciences segment were historically through two large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. During 2005, we did not renew the contract with one large distributor and transitioned the sales through this distributor to our remaining primary distributor and other existing and developing channels. This change had an adverse impact on sales volumes. In 2007, our remaining primary distributor accounted for 44% of Life Sciences segment sales. Changes in our distribution arrangements in this segment may adversely affect this segment’s financial results.

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

•

our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and cable and hardware and equipment, and environmental substrate and filter products that can command competitive prices;

•	our ability to manufacture adequate quantities of increasingly larger glass substrates to satisfy our customers requirements and our contractual obligations;
•	continued strong demand for notebook computers and LCD monitors;
•	growth in purchases of LCD televisions to replace other technologies;
•	screen size of LCD televisions, which affects glass demand;
•	our ability to develop new products in response to government regulations and laws, particularly diesel filter products in the Environmental Technologies segment; and
•	growth of the fiber-to-the-premises build-out in North America.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

We face pricing pressure in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to offset pricing pressures, we may not be able to achieve proportionate reductions in costs or to sustain our current rate of cost reduction We anticipate pricing pressures will continue into 2008 and beyond on a number of our products. Although we have reduced the rate of price decline in 2007 in our Display Technologies segment and plan to continue to do so in 2008, we cannot be assured of success. Our 2008 pricing strategy in our Display Technologies segment may also result in lost market share and lower volumes.

We face risks related to our international operations and sales

We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in Taiwan and the Asia-Pacific region, including an equity investment in Samsung Corning Precision operating in South Korea that makes glass substrates for the LCD market. All of our Display segment customers are located in the Asia-Pacific region. As a result of these and other international operations, we face a number of risks, including:

•	geographical concentration of our factories and operations;
•	periodic health epidemic concerns;
•	difficulty of managing global operations;
•	difficulty in protecting intellectual property;
•	tariffs, duties and other trade barriers including anti-dumping duties;
•	differing legal systems;
•	natural disasters;
•	potential power loss affecting glass production and equipment damage;
•	political and economic instability in foreign markets; and
•	foreign currency risk.

Any of these items could cause our sales or profitability to be significantly reduced.

Additionally, because a significant amount of the specialized manufacturing capacity for our Display Technologies segment is concentrated in Asia, it is at least reasonably possible that the use of a facility located outside of an entity’s home country could be disrupted. Due to the specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, loss of these facilities could produce a near-term severe impact to our display business and the Company as a whole.

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, the New Taiwan dollar, the Korean won, and the euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar and Japanese yen. Sales in our Display Technologies segment, representing 45% of Corning’s sales in 2007, are denominated in Japanese yen. The expected sales growth of the Display Technologies segment will increase our exposure to currency fluctuations. Corning hedges significant transaction and balance sheet currency exposures and uses derivatives instruments to limit exposure to foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results. Although we hedge these items, changes in exchange rates (especially the Japanese yen to U.S. dollar) may significantly impact our reported revenues and results of operations.

If the financial condition of our customers declines, our credit risks could increase

Although we have a rigorous process to administer credit and believe our reserve is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers fail to meet their payment obligations to us, we could experience reduced cash flows and losses in excess of amounts reserved. Some customers of our Display Technologies segment are thinly capitalized and/or marginally profitable. In our Environmental products segment, the U.S. auto customers and certain of their suppliers have encountered credit downgrades. These factors may result in an inability to collect receivables or a possible loss in business. As of December 31, 2007, reserves and allowances for trade receivables totaled approximately $20 million.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer, and we may not achieve anticipated profitability levels

We are investing heavily in additional manufacturing capacity of certain businesses, including liquid crystal display glass and diesel emission substrates and filters. The speed of constructing the new facilities presents challenges. We may face technical and process issues in moving to commercial production. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. It is possible that manufacturing capacity may exceed or lag customer demand during certain periods.

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

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and manufacturing equipment components to meet the demands of our customers

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. We may experience shortages that could adversely affect our operations. Although we work closely with our suppliers to avoid shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain manufacturing equipment, raw materials or components are available only from a single source or limited sources. We may not be able to find alternate sources in a timely manner. A reduction, interruption or delay of supply, or a significant increase in the price for supplies, such as manufacturing equipment, raw materials or energy, could have a material adverse effect on our businesses.

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

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2007, Corning had goodwill and other intangible assets of $308 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur.

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

Accounting and disclosure rules may affect financial results

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

We rely on key personnel and the loss of their services or the inability to attract and retain them may negatively affect our businesses

Our ability to continue to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those of our businesses focused on new products and advanced manufacturing processes, is essential to our business success. We also depend on the services of experienced key senior management.

The loss of the services of any of our key research and development, engineering or operational personnel or senior management without adequate replacement, or the inability to attract new qualified personnel, could have a material adverse effect on our operations.

We are subject to strict environmental regulations and regulatory changes that could result in fines or restrictions that interrupt our operations

Our manufacturing process generates chemical waste, waste water and other industrial waste and various green house gases at various stages in the manufacturing process, and we are currently or may be in the future subject to a variety of laws and regulations relating to the use, storage, discharge and disposal of such substances. We have installed various types of anti-pollution equipment for the treatment of chemical waste and waste water at our various facilities. However, we cannot provide assurance that environmental claims will not be brought against us or that the local or national governments will not take steps toward adopting more stringent environment standards.

Any failure on our part to comply with any present or future environmental regulations could result in the assessment of damages or imposition of fines against us, suspension/cessation of production or operations. In addition, environmental regulations could require us to acquire costly equipment, incur other significant compliance expenses or limit or restrict production or operations and thus materially and negatively affect our financial condition and results of operations.

Changes in regulations and the regulatory environment in the United States and other countries, such as those resulting from the regulation and impact of global warming and CO2 abatement, may affect our businesses and their results in adverse ways by, among other things, substantially increasing manufacturing costs, limiting availability of scarce resources, especially energy, or requiring limitations on production and sale of our products or those of our customers.

We may experience difficulties in enforcing our intellectual property rights and we may be subject to claims of infringement of the intellectual property rights of others

We may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses. We cannot assure you that the patents that we hold or may obtain will provide meaningful protection against our competitors. Changes in law concerning intellectual property may affect our ability to protect our intellectual property. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain and the outcome is often unpredictable. Other companies hold patents on technologies used in our industries and are aggressively seeking to expand, enforce and license their patent portfolios.

The intellectual property rights of others could inhibit our ability to introduce new products. We are, and may in the future be, subject to claims of intellectual property infringement or misappropriation that may result in loss of revenue, require us to incur substantial costs, or lead to monetary damages or injunctive relief against us. We cannot assure you as to the outcome of any such claims.

Current or future litigation may harm our financial condition or results of operations

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants produced a tentative plan of settlement through a PCC Plan of Reorganization, but this Plan was not confirmed by the Bankruptcy Court. The proponents of the Plan have moved for reconsideration of the order entered by the Court on December 21, 2006 denying Plan confirmation. It is reasonably possible that changes to the Plan will be negotiated, but the elements of the Plan and final approval are subject to a number of contingencies. Total charges of $1 billion have been recorded through December 31, 2007; however, additional charges or credits are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

We face risks through our equity method investments in companies that we do not control

Corning’s net income includes significant equity in earnings of associated companies. For the year ended December 31, 2007, we recognized $942 million of equity earnings, of which $927 million came from our two largest investments: Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision (which makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and is subject to political and geographic risks mentioned above, as well as business and other risks within the Display segment. Our equity investments may not continue to perform at the same levels as in recent years. In 2006 and 2007, we recognized equity losses associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded fixed asset and other impairment charges.

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs can be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching into excess layers. The financial health of other insurers may deteriorate. Several of our insurance carriers are litigating with us the extent, if any, of their obligation to provide insurance coverage for asbestosis liabilities asserted against us. The results of that litigation may adversely affect our insurance coverage for those risks. In addition, we may not be able to obtain adequate insurance coverage for certain risk such as political risk, terrorism or war.

Other

Additional information in response to Item 1 is found in Note 18 (Operating Segments) to the consolidated financial statements and selected financial data.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We operate approximately 48 manufacturing plants and processing facilities, of which approximately one half are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own substantially all of our manufacturing and research and development facilities and more than half of our sales and administrative facilities.

For the years ended 2007, 2006 and 2005, we invested a total of $4 billion, primarily in facilities outside the U.S. in our Display Technologies segment. Of the $1.3 billion spent in 2007, $585 million was for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 24 million square feet. Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign

Manufacturing	18	7	11
Sales and administrative	4	3	1
Research and development	2	2

Total	24	12	12

Total assets and capital expenditures by operating segment are included in Note 18 (Operating Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 13 (Commitments, Contingencies, and Guarantees) to the Consolidated Financial Statements.

During 2007, we continued the restructuring program that closed or consolidated certain smaller manufacturing facilities. Throughout 2008, we expect to have excess manufacturing capacity in our Telecommunications segment and will not utilize a portion of space in the facilities listed above. The largest unused portion is our optical fiber manufacturing facility in Concord, North Carolina that was mothballed in 2002 as a result of lowered demand of optical fiber products. In April 2007, Corning announced plans to re-open a portion of the Concord, North Carolina facility as a result of volume growth in the optical fiber market.

Item 3.   Legal Proceedings

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $19 million (undiscounted) for its estimated liability for environmental cleanup and litigation at December 31, 2007. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of December 31, 2007, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $131 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of December 31, 2007, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $71 million to $236 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $71 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort implant claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As a result of PCC’s bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,300 other cases (approximately 41,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been subject to the preliminary injunction described below and prior to the injunction were covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the PCC Plan for reasons set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision. On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an Amended Plan of Reorganization that would make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. If the Bankruptcy Court does not approve the PCC Plan in its current form or parties to the proceedings agree to amend the PCC Plan, changes to the PCC Plan are reasonably likely to occur that could significantly reduce the value Corning would pay in such a changed plan.

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

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock, which totals $833 million at December 31, 2007, is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability, which totals $169 million at December 31, 2007, representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and fourteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. According to the Agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.64 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. The suit asks for total damages of 4.73 trillion Korean won (approximately $5.11 billion) plus penalty interest. On January, 31, 2008, the court in this case ruled that the Agreement was valid and that Samsung affiliates have a joint and severable liability for the principal (less a proportion of that amount for any SLI shares sold by any of the SLI Creditors), plus interest at a rate of 6% per annum. The total amount payable under the court ruling was $2.44 billion Korean won ($1.70 billion in principal and the remainder in interest). Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. On July 10, 2006, plaintiffs settled with a number of defendants and third-party defendants for $15.75 million, and the settling defendants mediated allocation. In November 2006, Corning settled with three of the third-party defendants for a total of approximately $99,000. The trial of the claim of the remaining third-party defendant has been scheduled for March 2008. Corning was also named as a third or fourth party defendant in two personal injury lawsuits and a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. In February 2007, Corning settled all claims in one of the personal injury lawsuits for $60,000 and in July 2007 settled all claims in the second personal injury lawsuit for $25,000. Corning has a number of defenses to the remaining cases, which management intends to contest vigorously. Management believes these matters are not likely to be material to the financial statements of Corning in any period.

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and NetOptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties have exchanged initial discovery disclosures. Mediation conducted on November 29, 2007 did not resolve the case, and the parties are engaging in discovery. Management believes that there are strong defenses to these claims and that the claims are not likely to be material to the financial statements of Corning.

Bruce Technology LLC. On January 23, 2008, Bruce Technology LLC and Richard Pitbladdo filed a complaint for patent infringement in the U.S. District Court for the Central District of California against Corning Incorporated, Corning Display Technologies Taiwan Co., LTD, Corning Japan K.K., Sharp Corporation, Sharp Electronics Corporation, Sharp Electronica Mexico S.A. de C.V., LG Philips LCD Co., LTD., LG Philips LCD America, Inc., and additional defendants yet to be specifically named. The complaint alleges that two United States patents, concerning the manufacture of LCD display glass, are being infringed by the defendants’ manufacture, use and sale of LCD display glass substrates and the products containing such substrates. The complaint seeks unspecified damages. Recognizing that the outcome of litigation is uncertain, management believes that these claims are without merit and are not likely to have a material impact on the financial statements of Corning.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Corning Incorporated common stock is listed on the New York Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is “GLW.”

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Price range
High	$23.33	$26.67	$27.25	$26.80
Low	$18.12	$22.43	$21.47	$20.85
2006
Price range
High	$28.28	$29.61	$24.90	$25.57
Low	$19.35	$20.39	$17.50	$18.62

As of December 31, 2007, there were approximately 24,500 record holders of common stock and approximately 630,450 beneficial shareholders.

On July 18, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock that was paid in September 2007 to holders of record on August 29, 2007. On October 3, 2007, Corning’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock that was paid in December 2007 to holders of record on November 15, 2007.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under all of our existing equity compensation plans, including our 2005 Employee Equity Participation Program, our 2003 Equity Plan for Non-Employee Directors and our 2002 Worldwide Employee Share Purchase Plan as of December 31, 2007.

	A	B	C
Plan Category	Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders (1)	88,010,294	$26.44	89,658,530
Equity Compensation Plans Not Approved by Security Holders	0	$ 0.00	0
Total	88,010,294	$26.44	89,658,530

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

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

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2007:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
October 1-31, 2007	111,982	$23.87		$375,007,386
November 1-30, 2007	2,569,397	$22.90	2,548,900	$316,665,431
December 1-31, 2007	2,713,789	$24.58	2,711,964	$250,007,394
Total	5,395,168	$23.76	5,260,864	$250,007,394

(1)	This column includes the following transactions which occurred during the quarter ended December 31, 2007: (i) the deemed surrender to us of 134,304 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the surrender to us of zero shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 5,260,864 shares of common stock in conjunction with the repurchase program announced on July 18, 2007.

(2)	On July 18, 2007, we announced that our Board of Directors had approved the repurchase of up to $500 million of our common stock from time to time through open market or private transactions, depending on market conditions, between the date of announcement and December 31, 2008.

Item 6.  Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)

	Years ended December 31,
	2007	2006	2005	2004	2003

Results of Operations

Net sales	$5,860	$5,174	$4,579	$3,854	$3,090
Research, development and engineering expenses	$565	$517	$443	$355	$344
Equity in earnings of affiliated companies, net impairments	$942	$960	$611	$454	$216
Income (loss) from continuing operations	$2,150	$1,855	$585	$(2,251)	$(280)
Income from discontinued operations				$20
Net income (loss)	$2,150	$1,855	$585	$(2,231)	$(280)
Basic earnings (loss) per common share from:
Continuing operations	$1.37	$1.20	$0.40	$(1.62)	$(0.22)
Discontinued operations				$0.01
Basic earnings (loss) per common share	$1.37	$1.20	$0.40	$(1.61)	$(0.22)
Diluted earnings (loss) per common share from:
Continuing operations	$1.34	$1.16	$0.38	$(1.62)	$(0.22)
Discontinued operations				$0.01
Diluted earnings (loss) per common share	$1.34	$1.16	$0.38	$(1.61)	$(0.22)
Cash dividends declared per common share	$0.10
Shares used in computing per share amounts:
Basic earnings (loss) per common share	1,566	1,550	1,464	1,386	1,274
Diluted earnings (loss) per common share	1,603	1,594	1,535	1,386	1,274

Financial Position

Working capital	$2,782	$2,479	$1,490	$804	$1,077
Total assets	$15,215	$13,065	$11,207	$9,736	$10,816
Long-term debt	$1,514	$1,696	$1,789	$2,214	$2,668
Shareholders’ equity	$9,496	$7,246	$5,487	$3,701	$5,411

Selected Data

Capital expenditures	$1,262	$1,182	$1,553	$857	$366
Depreciation and amortization	$607	$591	$512	$523	$517
Number of employees (1)	24,800	24,500	26,000	24,700	20,600

Reference should be made to the Notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(1)	Amounts do not include employees of discontinued operations.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our key priorities for 2007 remained unchanged from the previous three years: protect our financial health, improve our profitability, and invest in the future. We made significant progress on these in 2007.

Financial Health

In 2007, our balance sheet remained strong and we delivered strong cash flows from operating activities. Significant items in 2007 included the following:

•	In the first quarter, we repurchased $223 million of our 6.25% Euro notes due in 2010.
•	In the second quarter, all three of our rating agencies upgraded our debt ratings to BBB+ or the equivalent.
•	Operating cash flow for the year was $2.1 billion which was significantly greater than our $1.3 billion of capital spending.
•	In the third quarter of 2007, we began paying dividends on the Company’s common stock.
•	We repurchased 10.5 million shares of common stock for $250 million as part of a repurchase program announced in the second quarter.

We ended 2007 with $3.5 billion in cash, cash equivalents and short-term investments. This represents an increase of $349 million from December 31, 2006.

Our revolving credit facility, amended in November 2006, provides committed access to a $1.1 billion unsecured multi-currency revolving line of credit through March 2011. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos settlement, research and development, capital expenditures, scheduled debt repayments, dividend payments, and our stock repurchase program.

Profitability

For the year ended December 31, 2007, we generated net income of $2.2 billion or $1.34 per share compared to net income of $1.9 billion or $1.16 per share for 2006. The improvement in net income was due largely to the following items:

•	Higher net income in the Display Technologies segment driven by strong sales volumes and an increase in equity earnings from Samsung Corning Precision when compared to 2006.
•	Higher net income in the Telecommunications segment primarily due to market growth for telecommunications products and the absence of an impairment charge, which totaled $44 million in 2006.
•	Higher net income in the Environmental Technologies segment due to strong sales of automotive and diesel products.

The increase in net income was offset by asbestos settlement expense of $185 million in 2007 compared to a credit of $2 million in 2006 reflecting the change in the settlement value of Corning’s asbestos settlement liability. The change in the settlement value of this liability was primarily attributable to the change in the value of 25 million shares of Corning’s common stock to be contributed to the proposed settlement. Net income was also negatively impacted by restructuring, impairment, and other charges at Samsung Corning. Our share of these charges in 2007 was $40 million. Refer to Note 7 (Investments) to the consolidated financial statements for additional information about these items.

Investing in our future

We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems. We remain committed to investing in research, development, and engineering to drive innovation. In 2007, approximately one-third of our total research, development and engineering expenditures were for research. This spending related to our existing businesses, new business development, exploratory research, and early stage marketing. We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that will enable fiber-to-the-premises. We are also making increased investments in new technologies such as the Epic™ system, synthetic green lasers, silicon-on-glass, and microreactors.

Our research, development and engineering expenditures increased by $48 million in 2007 when compared to 2006 but remained fairly constant as a percentage of net sales. We believe our spending levels are adequate to support our technology and innovation strategies.

We also remain committed to investing in manufacturing capacity to match increased demand in our businesses. Our capital expenditures were primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for 2007 were $1.3 billion, of which $883 million was directed toward our Display Technologies segment and $67 million was invested in our Environmental Technologies segment. In addition, in April 2007, we announced a $300 million facility improvement plan for the Company’s Sullivan Park Research and Development campus near Corning, New York. The expansion is expected to be completed over a six-year period.

We expect our 2008 capital spending to be in the range of $1.5 billion to $1.7 billion, of which approximately $800 million to $1.0 billion will be directed toward our Display Technologies segment. In December 2007, we announced a 5-year capital expenditure plan of $795 million to locate a glass manufacturing facility at Sharp Corporation’s plant in Sakai City, Japan. Production from this new facility is expected to meet Sharp Corporation’s plan to begin production of LCD panels for large televisions by March 2010. In February 2008, we announced a $453 million expansion of our LCD manufacturing facility in Taichung, Taiwan. The range provided for 2008 for our Display Technologies segment includes some spending for recently announced projects.

RESULTS OF OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):

	2007	2006	2005	% Change
				07 vs. 06	06 vs. 05

Net sales	$5,860	$5,174	$4,579	13	13

Gross margin	$2,749	$2,283	$1,984	20	15
(gross margin %)	47%	44%	43%

Selling, general and administrative expenses	$912	$857	$756	6	13
(as a % of revenues)	16%	17%	17%

Research, development and engineering expenses	$565	$517	$443	9	17
(as a % of revenues)	10%	10%	10%

Restructuring, impairment and other charges and (credits)	$(4)	$54	$(38)	(107)	(242)
(as a % of revenues)	0%	1%	(1)%

Asbestos settlement	$185	$(2)	$218	(9,350)	(101)
(as a % of revenues)	3%	0%	5%

Income (loss) from continuing operations before income taxes	$1,291	$961	$559	34	72
(as a % of revenues)	22%	19%	12%

Provision for income taxes	$(80)	$(55)	$(578)	45	(90)
(as a % of revenues)	(1)%	(1)%	(13)%

Equity in earnings of affiliated companies, net of impairments	$942	$960	$611	(2)	57
(as a % of revenues)	16%	19%	13%

Net income	$2,150	$1,855	$585	16	217
(as a % of revenues)	37%	36%	13%

Net Sales

The net sales increase in 2007 compared to 2006 was primarily the result of increased volumes in the Display Technologies, Environmental Technologies, and Telecommunications segments. For those three segments, sales volume increases were offset somewhat by price declines. Movements in foreign exchange rates did not have a significant impact on 2007 net sales when compared with last year.

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

Reflecting the growth in our Display Technologies segment, net sales into international markets continued to surpass those into the U.S. market. For 2007, sales into international markets accounted for 72% of net sales. For 2006 and 2005, sales into international markets accounted for 71% of net sales.

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

Gross Margin

For 2007, gross margin improved both in dollars and as a percentage of net sales when compared to 2006. Improvements were driven primarily by strong sales volumes in the Display Technologies, Telecommunications, and Environmental Technologies segments. Cost reduction efforts and manufacturing efficiencies in these segments also drove gross margin improvements in 2007 when compared to 2006.

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

Selling, General, and Administrative Expenses

The increase in selling, general and administrative expenses for 2007 when compared to 2006, in dollars, was largely due to an increase in compensation-related expenses. As a percentage of net sales, selling, general, and administrative expense in 2007 declined slightly when compared to last year due to cost control efforts.

The increase in selling, general and administrative expenses for 2006 compared to 2005, in dollars, was primarily due to an increase in stock-based compensation expense as a result of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123(R)), effective January 1, 2006. As a percent of net sales, selling, general, and administrative expenses in 2006 and 2005 were comparable.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award. In accordance with the modified prospective application method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in a decrease of $0.05 in basic and diluted earnings per share for the year ended December 31, 2006. See Note 17 (Share-based Compensation) to the consolidated financial statements for further detail on the impact of SFAS 123(R).

Research, Development, and Engineering Expenses

Research, development, and engineering expenditures for 2007 and 2006 increased by $48 million and $74 million, respectively, when compared to the previous year but remained even as a percentage of net sales. In 2007, approximately one-third of total research, development, and engineering expenditures were for research spending related to our existing businesses, new business development, exploratory research, and early stage marketing. Expenditures for the past three years have been focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we looked to capitalize on market opportunities in those segments. Expenses in each year also reflect costs associated with later stage development projects to support future growth. These projects include investments in new technologies such as synthetic green lasers, silicon-on-glass, and microreactors.

Restructuring, Impairment and Other Charges and (Credits)

Corning recorded restructuring, impairment, and other charges and credits in 2006 and 2005 which affect the comparability of our results for the periods presented. A description of those charges follows:

Impairment of Long-Lived Assets Other Than Goodwill

2006 Impairment Charge for Assets Held for Use

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

Restructuring Actions

2005 Restructuring Actions

Corning recorded net restructuring charges of $15 million in 2005 which included the following:

•	A charge of $30 million comprising severance costs for a restructuring plan in the Telecommunications segment to continue to reduce costs in this segment.
•	Net credits to prior year restructuring plans totaling $15 million primarily for revisions to plans related to the shutdown of Corning Asahi Video Products and to our specialty materials business.

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

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the PCC Plan for reasons set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision. On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an Amended Plan of Reorganization that would make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. If the Bankruptcy Court does not approve the PCC Plan in its current form or parties to the proceeding agree to amend the PCC Plan, changes to the PCC Plan are reasonably likely to occur that could significantly reduce the value Corning would pay in such a changed plan.

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

Since March 28, 2003, we have recorded total net charges of $1.0 billion to reflect the initial settlement liability and subsequent adjustments for the change in the settlement value of the components of the liability.

The following summarizes the charges and credits we have recorded for the proposed asbestos settlement (in millions):

	For the years ended December 31,
	2007	2006	2005	2004	2003

Initial settlement charge					$392
Fair market value adjustment for other components	$53	$22	$21	$32	28
Mark-to-market common stock	132	(24)	197	33	115
Asbestos settlement	$185	$(2)	$218	$65	$535

If the book value of the assets to be contributed in the asbestos settlement remains lower than the carrying value of the settlement liability, a gain would be recognized at the time of settlement.

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock, which totals $833 million at December 31, 2007, is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability, which totals $169 million at December 31, 2007, representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

See Legal Proceedings for additional information about this matter.

Other Income, Net

For 2007 and 2006, other income, net increased by $78 million and $54 million, respectively, when compared to the previous year. The increase in both periods reflected an increase in royalty income from Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements for additional information.

Income Before Income Taxes

In addition to the items identified under Gross Margin, Restructuring, Impairment and Other Charges and (Credits) and Asbestos Settlement, the items below had an impact on Income Before Income Taxes as follows:

	For the years ended December 31,
	2007	2006	2005
Loss on repurchases and retirement of debt, net	$15	$11	$16
Movements in exchange rates	(19)	(41)	(34)

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	For the years ended December 31,
	2007	2006	2005
Provision for income taxes	$80	$55	$578
Effective income tax rate	6.2%	5.7%	103.4%

The effective income tax rates for 2007 and 2006 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax expense on income generated in the U.S.;
•	The release of valuation allowances on foreign deferred tax assets; and
•	The benefit of tax holidays in foreign jurisdictions.

The effective income tax rate for 2005 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of our inability to record tax benefits on net operating losses generated in the U.S. and certain foreign jurisdictions;
•	The increase of our U.S. valuation allowance of $525 million; and
•	The benefit of tax holidays and investment credits in foreign jurisdictions.

SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), provides that deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.

SFAS No. 109 further requires that in assessing the realizability of deferred tax assets, objective evidence (e.g. actual, historical information) should be given greater weight than subjective evidence (e.g. the outlook for future profitability).

In 2005 and 2004 we recorded valuation allowances against our entire U.S. deferred tax assets as a result of significant losses in the U.S. in recent years. In doing so, we recorded valuation allowances against our U.S. deferred tax assets that existed at December 31, 2003, as well as against additional U.S. deferred tax assets generated in 2005 and 2004 due to losses in those years.

In both 2007 and 2006, we generated income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of the valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of valuation allowances and, thus, not recording tax expense on income generated in the U.S. is a reduction in our effective tax rate of 14.2% for both 2007 and 2006.

We continue to provide a full valuation allowance against our entire U.S. deferred tax assets as of December 31, 2007 because we do not believe it is more likely than not that we will be able to generate in the future sufficient levels of profitability in the U.S. to realize some or all of the deferred tax assets. U.S. profits of approximately $8.3 billion dollars would be required to fully realize the deferred tax assets as of December 31, 2007. Of that amount, $4.2 billion of U.S. profits would be required over the next 19 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards. Our evaluation of the realizability of our deferred tax assets is inherently subjective and is based on our analysis and weighting of all positive and negative evidence available to us. This evaluation includes estimates and assumptions about a number of market, execution and economic variables. Our judgment as of December 31, 2007 has been formed based on these variables which include:

•

We had a taxable loss in the U.S. in 2005 and, absent nonrecurring items, we would have also had a taxable loss in the U.S. in 2006. 2007 is the only year in the last three years in which we have generated income in the U.S. when considering only recurring items.

•

Although our consolidated net income has reached record levels, we have continued to incur losses or have generated only marginal profitability in the U.S. because (a) Display Technologies, the key driver of our consolidated profitability, is largely a foreign-based business with only net royalty income occurring in the U.S.; (b) our Environmental and Life Sciences segments have lost money or have been only marginally profitable due to very significant U.S.-based factory start-up costs and developmental spending; and (c) improvement in our Telecommunications segment has been more than offset by higher U.S.-based research, development, and engineering, stock and incentive compensation and other administrative expenses.

•

A significant factor in our forecasts of future U.S. taxable profitability is the amount of assumed royalties to be paid by our Display Technologies businesses to the U.S. The amount of such royalties could decline if our sales of LCD glass are impacted by:

•	manufacturing capacity constraints;
•	(a) reduced demand due to the slowing of corporate information technology and consumer spending or (b) challenges to pricing, both of which may arise from global economic pressures; or
•	shifts in the global market share of our customers which manufacture flat panel TV and computer monitors.

Additionally, a change in our judgment regarding the sustainability of the level of these royalties in accordance with the principles of FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) may also impact our forecasts of U.S. profitability.

Although we remain optimistic about our consolidated outlook for 2008 and beyond, as of December 31, 2007, we are sufficiently uncertain about our U.S.-based results primarily due to the current economic uncertainty but also due to a number of market and execution risks in our operating segments, particularly those pertaining to Display Technologies, as noted above that we have concluded that the positive evidence supporting realization of our U.S deferred tax assets does not sufficiently outweigh the negative evidence that we may not realize our U.S. deferred tax assets.

We will update our assessment of the realizability of our U.S. deferred tax assets on a quarterly basis in 2008, taking into account year-to-date actual as well as forecasted U.S. results. If, after considering the actual results and the potential impact of the economic uncertainties and business risks considered in our 2007 year-end assessment as well as our FIN 48 assessment of the Display Technologies U.S. royalties, we conclude that it is more likely than not that we will be profitable in the U.S. in 2008 and future years, we will quantify the portion of our U.S. deferred tax assets we believe to be realizable and reduce our valuation allowance accordingly. Until that time, we will continue to adjust the valuation allowance to offset the current U.S. income tax expense (or benefit) that would otherwise be recorded on income (or losses) in the U.S. and, therefore, reflect no net U.S. income tax expense.

In 2004, we recorded valuation allowances against our entire German and Australian deferred tax assets due to losses in recent years. In 2007, due to sustained profitability and positive earnings projections for our overall German operations, we have concluded that it is more likely than not that the German national deferred tax assets are realizable and that the related valuation allowance is no longer required. In 2006, due to sustained profitability and positive earnings projections in Australia and at certain of our German operations, we concluded that it was more likely than not that a portion of the German local and the entire Australian deferred tax assets were realizable and that the related valuation allowances were no longer required. The impact of the releases of the valuation allowances on our effective rate is a reduction in the rate of 12.4% and 8.7% for 2007 and 2006, respectively.

Certain foreign subsidiaries in China, South Africa and Taiwan are or were operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in years (2006 to 2011) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 12.1%, 10.1%, and 8.9%, for 2007, 2006, and 2005, respectively.

In addition to the aforementioned benefit of tax holidays, the effective income tax rate for 2005 differed from the U.S. statutory rate of 35% primarily due to increasing the valuation allowance against our U.S. deferred tax assets.

In 2004, significant events occurred which required us to increase the valuation allowance against our U.S. deferred tax assets. At that time, we believed that it was more likely than not that we could realize the remaining net U.S. deferred tax assets of approximately $525 million through a tax planning strategy involving the sale of our investment in Dow Corning, a non-strategic appreciated asset, if we were faced with expiring net operating loss carryforwards.

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

See Note 6 to the Consolidated Financial Statements for further details regarding income tax matters.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity earnings of affiliated companies, net of impairments (in millions):

	2007	2006	2005

Samsung Corning Precision	$582	$555	$408
Dow Corning	345	334	253
Samsung Corning	(50)		(112)
All other	65	71	62
Total equity earnings	$942	$960	$611

The 2007 and 2006 increases in equity earnings of affiliated companies, net of impairments, are primarily due to strong sales and earnings performance at Samsung Corning Precision and at Dow Corning when compared to the previous years. Additional information about the change in equity earnings from Samsung Corning Precision is explained in the discussion of the performance of the Display Technologies segment.

Dow Corning performance was driven by sales growth in their traditional silicone product lines and in polysilicones for the semiconductor and solar energy industries. Dow Corning sales grew approximately 12% in 2007. Approximately 80% of Dow Corning’s sales were in their traditional silicone product lines. The remaining sales were from polysilicone products. Net income at Dow Corning, and Corning’s resulting equity earnings from Dow Corning, increased 3% in 2007 when compared to 2006, reflecting the growth in net sales offset in part by the non-repeat of a $33 million favorable IRS settlement in 2006 described below.

Sales at Dow Corning are expected to grow between 10% and 12% in 2008 when compared to 2007, driven by increasing worldwide demand for silicone products and polysilicone products. Growth in net income, and thus in Corning’s equity in earnings from Dow Corning, is expected to be greater than 12%.

In addition to the above, equity in earnings of affiliated companies, net of impairments, included the following restructuring and impairment charges and other credits:

•	In 2007, equity earnings from Samsung Corning were reduced by $40 million primarily due to restructuring and impairment charges.
•

In 2006, Dow Corning reached a settlement with the IRS regarding liabilities for tax years 1992 to 2003. Equity earnings reflected a $33 million gain as a result of the settlement which resolved all Federal tax issues related to Dow Corning’s implant settlement.

•

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

•

In 2005, Samsung Corning incurred impairment and other charges as a result of a decline in the projected operating results for its cathode ray tube (CRT) glass business. The charge, which included certain manufacturing assets and severance and exit costs, reduced Corning’s equity earnings by $106 million in the third quarter.

•	In 2005, Dow Corning recorded a gain on the issuance of subsidiary stock. Corning’s equity earnings included $11 million related to this gain.

Until December 31, 2007, Corning had a 50% interest in Samsung Corning. Samsung Electronics Company, Ltd. and affiliates owned the remaining 50% interest in Samsung Corning. On December 31, 2007, Samsung Corning Precision, acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision.

Net Income

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):

	For the years ended December 31,
	2007	2006	2005

Net income	$2,150	$1,855	$585
Basic earnings per common share	$1.37	$1.20	$0.40
Diluted earnings per common share	$1.34	$1.16	$0.38
Shares used in computing basic per share amounts	1,566	1,550	1,464
Shares used in computing diluted per share amounts	1,603	1,594	1,535

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (dollars in millions):

	2007	2006	2005	% Change
				07 vs. 06	06 vs. 05

Net sales	$2,613	$2,133	$1,742	23	22
Income before equity earnings	$1,404	$1,052	$823	33	28
Equity earnings of affiliated companies	$582	$565	$416	3	36
Net income	$1,986	$1,617	$1,239	23	31

2007 vs. 2006

The net sales increase for 2007 reflected volume gains of 38% (measured in square feet of glass sold) offset somewhat by price declines of 11% when compared to 2006. Volume gains were driven by increased LCD monitor demand, continued demand for glass for notebook computers, and LCD TV market growth. LCD TV market growth has resulted from both an increase in market penetration and an increase in the demand for larger size LCD glass substrates (generation 5 and above). Large-size glass substrates, which carry a slightly higher selling price per square foot, continued to account for a significant portion of total sales volumes and were approximately 85% and 82% of sales volumes for 2007 and 2006, respectively. Net sales of the Display Technologies segment are denominated in Japanese yen and, as a result, are susceptible to movements in the U.S. dollar – Japanese yen exchange rate. The impact of foreign exchange rate movements on this segment’s net sales was not material in 2007 when compared with last year.

When compared to 2006, income before equity earnings for 2007 was up significantly due to higher net sales, lower manufacturing costs, and an increase in royalty income from Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 7 (Investments) to the consolidated financial statements for more information about related party transactions.

Equity earnings for 2007 increased by 5% when compared to 2006 due to volume gains of 39% at Samsung Corning Precision offset by price declines of 15% and increased operating and royalty expenses. The impact of foreign exchange rate movements on equity earnings was not material in 2007 when compared with 2006.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For 2007, AUO, Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 62% of total segment sales when combined.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. In 2007, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd. accounted for approximately 93% of total Samsung Corning Precision sales.

Corning continues to invest heavily to expand capacity to meet the demand for LCD glass substrates. In 2007 and 2006, capital spending in this segment was $883 million and $829 million, respectively. We expect capital spending for 2008 to be in the range of $800 million to $1.0 billion. In December 2007, we announced a 5-year capital expenditure plan of $795 million to locate a glass manufacturing facility at Sharp Corporation’s plant in Sakai City, Japan. Production from this new facility is expected to meet Sharp Corporation’s plan to begin production of LCD panels for large televisions by March 2010. In February 2008, we announced a $453 million expansion of our LCD manufacturing facility in Taichung, Taiwan. The range provided for 2008 segment capital spending includes some spending for recently announced projects.

2006 vs. 2005

The net sales increase for 2006 reflected overall LCD glass market growth. During 2006, glass substrate volumes increased 52% compared with 2005, driven by the same factors described in 2007. Sales of large-size glass substrates accounted for 69% of total sales volumes in 2005. The growth in volume was partially offset by declines in weighted average selling prices of approximately 16%. Movements in the U.S. dollar – Japanese yen exchange rate negatively impacted 2006 sales by approximately $122 million (or 7%) when compared with 2005.

In the second quarter of 2006, the Display Technologies segment reported its first quarterly sequential decline in volume since the third quarter of 2001. The lower volume was the result of a number of our customers, primarily in Taiwan, idling part of their facilities and thus reducing their demand for glass, as a result of a build-up of panel inventory in the supply chain. Both volume and sales increased in the third quarter of 2006 when our customers reduced their inventories and began ramping up LCD panel production to meet seasonally stronger demand.

For 2006, the increase in income before equity earnings was primarily the result of higher volumes and manufacturing cost reductions, offset somewhat by lower prices and the impact of exchange rates. Movements in currency exchange rates negatively impacted 2006 income before equity earnings by approximately 5% when compared with 2005.

The increase in our 2006 equity earnings, primarily from Samsung Corning Precision, was largely driven by the same market factors identified for our wholly owned business. In 2006, Samsung Corning Precision’s earnings were negatively impacted by approximately 8% from movements in exchange rates compared to 2005. Equity earnings from Samsung Corning Precision are susceptible to movements in the U.S. dollar–Japanese yen and U.S. dollar–Korean won exchange rates.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment agreed to supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. In 2007 and 2006, Corning received $105 million and $171 million, respectively, of customer deposits and issued $231 million and $126 million, respectively in credit memoranda. We do not expect to receive additional deposits related to these agreements. Refer to Note 10 (Other Liabilities) to the consolidated financial statements for additional information.

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

Outlook:

We expect to see a continuation of the overall industry growth and the trend toward large size substrates driven by increased end market demand for LCD televisions. Absent the impact of an economic slowdown, we anticipate the volume growth in the LCD glass market to be between 25% and 30% in 2008. The expected market volume growth, measured in square feet, for the year should be equal to the volume growth in the market in 2007. Corning’s LCD glass volume is expected to grow at the lower end of this range, while Samsung Corning Precision’s volume growth should be higher than the range. Growth rates by region for the industry generally, and thus for Corning’s wholly owned business and Samsung Corning Precision, may be different based on market dynamics.

We expect sales volume in the first quarter of 2008 to be consistent with the fourth quarter of 2007, as LCD glass is in short supply. We expect price declines in the first quarter of 2008 to be similar to the fourth quarter of 2007.

Although end market demand for LCD televisions, monitors and notebooks currently remains strong, we are cautious about the potential negative impact that economic conditions, particularly the slowing U.S. economy, and political tensions could have on consumer demand. There is no assurance that the end-market rates of growth will continue at the rates experienced in recent years, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes; prices; or other factors may lead to pauses in market growth. Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (dollars in millions):

	2007	2006	2005	% Change
				07 vs. 06	06 vs. 05

Net sales:
Optical fiber and cable	$880	$877	$834		5
Hardware and equipment	899	852	789	6	8

Total net sales	$1,779	$1,729	$1,623	3	7

Net income (loss)	$108	$7	$68	1,443	(90)

2007 vs. 2006

Segment net sales continue to be favorably impacted by growth in the Telecommunications industry and in the private network market. Approximately 75% of segment net sales were sold into the public network market. Growth in the public network market was driven by favorable public policy, especially in the U.S., which fosters facilities-based competition and by strong financial health of service providers worldwide. Financially sound service providers have the ability to maintain or increase capital spending on network investments. During the year, there was a broadening of worldwide access construction projects such as fiber-to-the-premises and fiber-to-the-node. Approximately 54% of the world’s largest access service providers had some activity related to access construction, which was up from 46% in 2006. The remaining 25% of this segment’s net sales were sold into the private network market. Demand in the private network market was driven, in particular, by growth in data centers. Growth in the public and private markets had a favorable impact on both optical fiber and cable and hardware and equipment product sales. In 2007, Corning introduced the ClearCurve™ ultra-bendable optical fiber-based suite of products that enable fiber deployments to multi-dwelling units. We expect to begin shipments of ClearCurve™ products in early 2008.

Effective April 30, 2007, Corning sold its European submarine cabling business and recorded a gain of $19 million on the sale. Effective April 1, 2006, Advance Cable Systems (ACS), currently an equity company affiliate, assumed responsibility for optical cable and hardware and equipment sales in Japan. As a result of these two transactions, sales for 2007 are not comparable to sales for the same period last year.

Telecommunications segment net sales, excluding the impact of sales of submarine cabling products and sales of optical cable in Japan, increased 10 percent in 2007. This is a non-GAAP financial measure which management believes is useful to investors to understand the 2007 year-over-year growth of this segment’s net sales. The following is a reconciliation of this non-GAAP measure to the related GAAP measure:

	2007	2006	% Change

Telecommunications segment net sales (GAAP)	$1,779	$1,729	3%
Sales of submarine cabling products	39	118
Sales of optical cable in Japan		23

Telecommunications segment net sales excluding the above two items (non-GAAP)	$1,740	$1,588	10%

In 2007, optical fiber market volume exceeded the previous market peak which occurred in 2001, confirming a recovery from the 2002 global telecommunications market downturn. Volume increases in 2007 were offset somewhat by price declines when compared to the previous year. In addition, 2007 net sales were positively impacted by $37 million due to movements in foreign exchange rates, primarily the Euro, when compared to 2006.

Net income in 2007 increased when compared to 2006 due to improvements in segment sales, cost reductions, the impact of the $19 million gain on the sale of the European submarine cabling business, and the absence of an impairment charge which totaled $44 million in 2006. A favorable mix for optical fiber and cable products also contributed to improvements in segment net income. In 2007, net income of this segment was positively impacted by $3 million due to movements in foreign exchange rates when compared with 2006.

The Telecommunications segment has a concentrated customer base. In 2007, two customers of the Telecommunications segment, which individually accounted for more than 10% of total segment net sales, accounted for 25% of total segment sales when combined.

2006 vs. 2005

Increases in 2006 segment net sales were driven by improved sales in North America, Europe and China. The increase was driven by a broader recovery in the Telecommunications industry and growth in the private network market. Volume increases were offset somewhat by continued price declines when compared to 2005. Movements in foreign exchange rates which can affect this segment’s net sales, primarily the Euro and Japanese yen, did not have a significant impact on sales in 2006 when compared to the previous year.

As noted above, sales of this segment in 2006 were negatively impacted when ACS assumed responsibility for optical cable and hardware and equipment sales in Japan. Sales of optical cable and hardware and equipment in Japan, which are now recorded by an equity affiliate, were $23 million in 2006 and $75 million in 2005.

For the Telecommunications segment, net income in 2006 and 2005 was impacted by restructuring, impairment, and other charges and credits. In 2006, we recorded an after-tax impairment charge of $44 million. In 2005, we recorded net after-tax credits of $47 million. Refer to Results of Operations for a discussion of these items. The decline in net income for this segment in 2006, when compared to 2005, was primarily the result of the 2006 impairment charge described above and the absence of net after-tax credits of $47 million that were recorded in 2005. In 2006, movements in exchange rates did not significantly impact the results for this operating segment.

Outlook:

For the Telecommunications segment, we expect sales and earnings to increase in 2008, reflecting continued strength in public and private network demand when compared to the last two years. Growth in the public network market is expected to benefit from increasing access construction activity. Private network growth is expected to result from data centers, internet protocol networks, and increased network speed which favors optical fiber products over copper. We expect sales in the first quarter of 2008 to increase by approximately 5% when compared to the fourth quarter of 2007. Sales will continue to be impacted by the seasonal buying patterns of our largest customer. We expect manufacturing efficiencies will offset price declines. Changes in our customer’s expected deployment plan, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect the sales level. Should these plans not occur at the pace anticipated, our sales and earnings would be adversely affected.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies segment (dollars in millions):

	2007	2006	2005	% Change
				07 vs. 06	06 vs. 05
Net sales:
Automotive	$508	$451	$482	13	(6)
Diesel	249	164	98	52	67

Total net sales	$757	$615	$580	23	6

Net income (loss)	$60	$7	$15	757	(53)

2007 vs. 2006

Sales of the Environmental Technologies segment in 2007 were higher when compared to 2006 due to increased sales from the diesel product lines and strong demand for automotive substrates. Diesel sales in 2007 reflected increased sales of heavy duty diesel products to meet the U.S. emission regulations which went into effect on January 2, 2007. Sales of automotive products also improved when compared to last year due to an increase in sales to European and Asian customers. Net sales of this segment were positively impacted by $23 million due to movements in foreign exchange rates when compared to last year.

Net income of this segment was up when compared to last year due to higher sales, manufacturing efficiencies, and the impact of favorable movements in foreign exchange rates offset slightly by modest price declines. Improved utilization of our diesel manufacturing capacity also contributed to increased net income in this segment. Net income was positively impacted by $5 million due to movements in foreign exchange rates when compared to last year.

The Environmental Technologies segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. In 2007, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 81% of total segment sales.

2006 vs. 2005

Sales of this segment in 2006 were somewhat higher than last year due to improvements in Diesel products sales, primarily for light-duty diesel vehicle applications. However, this increase was offset by a decline in automotive product sales due to lower volumes. As end customers shift demand toward smaller, more energy efficient vehicles, demand for larger automobiles has declined. This shift in demand has caused our automotive substrate volumes to decline because our market share is relatively higher for manufacturers of larger vehicles. In addition, volumes have been negatively impacted because smaller vehicles require proportionately smaller substrates. Movements in exchange rates did not have a significant impact on sales for this segment.

The decrease in net income in 2006 versus 2005 was due primarily to increased research, development, and engineering spending in preparation for the growth in sales of heavy duty and light duty diesel products.

Outlook:

We expect both sales and earnings improvements in the Environmental Technologies segment in 2008. Automotive substrate sales are expected to remain even with 2007 levels. Diesel products sales are expected to increase more than 25% in 2008 as regulations that require heavy duty diesel filters such as ours to meet tighter emission standards continue to drive sales improvements. Heavy duty diesel sales have been impacted by the weak freight market in the U.S. The pace of recovery in that market will influence the rate of growth in sales of diesel products. Segment profitability is expected to increase due to higher diesel volumes and manufacturing cost reductions. We expect sales in the first quarter to increase by approximately 5% when compared to the fourth quarter of last year. Changes in automotive and diesel vehicle production could adversely impact sales and net income of this segment.

Life Sciences

The following table provides net sales and other data for the Life Sciences segment (dollars in millions):

	2007	2006	2005	% Change
				07 vs. 06	06 vs. 05

Net sales	$307	$287	$282	7	2

Net loss	$(4)	$(17)	$(4)	(76)	325

2007 vs. 2006

Net sales of the Life Sciences segment were up when compared to last year driven by market growth and higher prices. Government and private spending for drug development, discovery, and production, continue to drive market growth in this segment. Movements in foreign exchange rates did not have a significant impact on the comparability of sales for the periods presented.

Improved profitability of this segment in 2007 resulted from higher sales, movements in foreign exchange rates, manufacturing efficiencies, and the absence of restructuring charges. Segment profitability in all years was impacted by development spending for new products. Movements in foreign exchange rates had a $4 million favorable impact on results of this segment for 2007 when compared with 2006.

In the Life Sciences segment, one customer accounted for approximately 44% of this segment’s net sales in 2007.

2006 vs. 2005

Net sales of the Life Sciences segment were up slightly in 2006 when compared to 2005 due to increased prices offset by volume declines in the U.S. Movements in foreign exchange rates did not have a significant impact on the comparability of sales.

The segment operated at a loss due to significant research, development, and engineering spending related to the Epic® System, a high-throughput label-free screening platform based on optical biosensor technology, which had its market launch in 2006. The segment loss also includes $5 million of severance, curtailment, and asset impairment costs related to the shutdown of a facility in the United Kingdom.

Outlook:

Sales for 2008 are expected to increase over 2007 driven by market growth, price increases, and sales of Epic® System products. We expect sales in the first quarter of 2008 to be up slightly versus the fourth quarter of 2007.

All Other

The following table provides net sales and other data (dollars in millions):

	2007	2006	2005	% Change
				07 vs. 06	06 vs. 05

Other businesses net sales	$404	$410	$352	(1)	16

Net income (loss)	$(20)	$47	$(66)	(143)	(171)

All Other includes all other operating segments that do not meet the quantitative threshold for separate reporting.

Sales in this segment for 2007 were lower than 2006 due to a decline in sales of the Specialty Materials business. Sales in 2006 reflected stronger sales of the Specialty Materials business when compared to 2005. Net income for each period presented reflected the impact of impairment and other charges and credits recorded by Samsung Corning Co. Ltd. In 2007, 2006, and 2005, Corning’s share of these items was a charge of $40 million, a credit of $2 million, and a charge of $106 million, respectively. Refer to Note 7 (Investments) to the consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items were significant to Corning’s financing and capital structure during 2007:

•	In the first quarter, we repurchased $223 million of our 6.25% Euro notes due in 2010. We recognized a $15 million loss upon the early redemption of these notes.
•	In the second quarter, all three of our rating agencies upgraded our debt ratings to BBB+ or the equivalent.
•	Operating cash flow for the year was $2.1 billion which was considerably greater than our $1.3 billion of capital spending.
•	In the third quarter of 2007, we began paying a quarterly dividend of $0.05 on the Company’s common stock. Dividend payments of $79 million were made in both the third and fourth quarter of 2007.
•

On July 18, 2007, Corning’s Board of Directors approved the repurchase of $500 million of common stock between the date of the announcement and December 31, 2008. We repurchased 10.5 million shares of common stock for $250 million as part of this repurchase program.

Refer to Note 11 (Debt) to the consolidated financial statements for further information.

In November 2006, we amended our revolving credit facility so that it now provides us access to a $1.1 billion unsecured multi-currency revolving line of credit through March 2011. The facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2007, we were in compliance with both financial covenants.

Capital Spending

Capital spending totaled $1.3 billion, $1.2 billion and $1.6 billion in 2007, 2006, and 2005, respectively. Capital spending activity in all three years primarily included expansion of LCD glass capacity in the Display Technologies segment and new capacity for diesel products in the Environmental Technologies segment. Our 2008 capital spending program is expected to be in the range of $1.5 billion to $1.7 billion, with approximately $800 million to $1.0 billion used to expand manufacturing capacity for LCD glass substrates in the Display Technologies segment. Additionally, approximately $200 million will be directed toward our Environmental Technologies segment to support the emerging diesel emissions control products and approximately $70 million will be spent on the expansion of the Company’s Sullivan Park Research and Development campus.

Short-Term Investments

Included in our $1.3 billion short-term investments at December 31, 2007, were $301 million of asset-backed securities. Asset-backed securities are collateralized by credit card loans, auto loans, mortgages, and student loans. At December 31, 2007, our exposure to sub-prime mortgages was $17 million. Unrealized losses on securities backed by sub-prime mortgages, which are rated as investment grade, were approximately $1 million at December 31, 2007, and are expected to recover in the short-term. Realized losses on these items amounted to $6 million in 2007.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the company’s long-term funding targets. In 2007, we made voluntary cash contributions of $131 million to our domestic defined benefit pension plan and $18 million to our international pension plans. In 2006, we made an incremental cash contribution of $15 million to our domestic and international pension plans.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Customer deposits have been received in the following periods (in millions):

	2006	2007	Total

Customer deposits received	$171	$105	$276

We do not expect to receive additional deposits related to these agreements.

In 2007 and 2006, we issued $231 million and $126 million, respectively, in credit memoranda. These credit amounts are not included in the above amounts and were applied against customer receivables. Customer deposit liabilities were $531 million and $633 million at December 31, 2007 and 2006, respectively. In 2008, we expect to issue approximately $190 million in credit memoranda.

Restructuring

During 2007, 2006, and 2005, we made payments of $39 million, $15 million, and $25 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Cash payments for employee-related costs will be substantially completed by the end of 2008, while payments for exit activities will be substantially completed by the end of 2010.

Key Balance Sheet Data

At December 31, 2007, cash, cash equivalents and short-term investments totaled $3.5 billion, compared with $3.2 billion at December 31, 2006. The increase from December 31, 2006, was primarily due to an increase in operating cash flows.

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of December 31,
	2007	2006

Working capital	$2,782	$2,479
Working capital, excluding cash, cash equivalents, and short-term investments	$(734)	$(688)
Current ratio	2.1:1	2.1:1
Trade accounts receivable, net of allowances	$856	$746
Days sales outstanding	50	48
Inventories	$631	$639
Inventory turns	4.7	4.6
Days payable outstanding (1)	64	81
Long-term debt	$1,514	$1,696
Total debt to total capital	14%	19%

(1)	Includes trade payables only.

Credit Ratings

As of February 15, 2008, our credit ratings were as follows:

RATING AGENCY	Rating Long-Term Debt	Outlook Last Update

Fitch	BBB+	Stable June 29, 2007

Standard & Poor’s	BBB+	Stable July 2, 2007

Moody’s	Baa1	Stable June 19, 2007

Management Assessment of Liquidity

Our major source of funding for 2008 and beyond will be our operating cash flow, and our existing balances of cash, cash equivalents and short term investments. From time to time, we may issue debt securities to refinance debt securities maturing in the next few years. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos settlement, research and development, capital expenditures, scheduled debt repayments, dividend payments, and our stock repurchase program.

Off Balance Sheet Arrangements

Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which Corning has an obligation to the entity that is not recorded in our consolidated financial statements.

Corning’s off balance sheet arrangements include the following:

•

Guarantee contracts that require applying the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).

•	Variable interests held in certain unconsolidated entities.

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

Refer to Note 13 (Commitments, Contingencies, and Guarantees) to the consolidated financial statements for additional information.

Corning leases certain transportation equipment from three Trusts that qualify as variable interest entities under FASB Interpretation 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). The sole purpose of these entities is to lease transportation equipment to Corning.

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

In 2005 and prior to adopting SFAS 123(R), Corning had employee compensation awards (stock options) that were excluded from the balance sheet. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), requires all derivative instruments to be recorded on the balance sheet at fair market value. Paragraph 11(a) of SFAS 133 provides an exception to this requirement for contracts that are indexed to an entity’s own stock and classified in the shareholders’ equity section of the consolidated financial statements. Therefore, prior to adopting SFAS 123(R), employee stock option awards were excluded from the balance sheet because they met the paragraph 11(a) criteria. In 2007 and 2006, those options were recorded in the equity section of the consolidated balance sheet. In 2005 and in the first quarter of 2006, we had other non-employee contracts that did not meet the criteria in paragraph 11(a). Those contracts were considered derivative instruments and were accounted for as such in the respective reporting periods.

Contractual Obligations

The amounts of our obligations follow (in millions):

	Total	Amount of commitment and contingency expiration per period
		Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter

Performance bonds and guarantees	$77	$9	$2			$66
Credit facilities for equity companies	168		18			150
Stand-by letters of credit (1)	68	44	24
Loan guarantees	12					12
Subtotal of commitment expirations per period	$325	$53	$44			$228
Purchase obligations	262	102	75	$37	$5	43
Capital expenditure obligations (2)	244	244
Total debt (3)	1,437	20	72	78	18	1,249
Minimum rental commitments	243	47	40	33	29	94
Capital leases (4)	97	5	6	5	34	47
Interest on long-term debt (5)	1,243	92	89	87	84	891
Uncertain tax positions (6)	20	11	9

Subtotal of contractual obligation payments due by period	3,546	521	291	240	170	2,324
Total commitments and contingencies	$3,871	$574	$335	$240	$170	$2,552

(1)	At December 31, 2007, $38 million of the $68 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.
(3)	At December 31, 2007, $1,537 million was included on our balance sheet. Amounts above are stated at their maturity value.
(4)	At December 31, 2007, $19 million of the $97 million represents imputed interest.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity/expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2007, $25 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $5 million of that amount will become payable.

We have provided financial guarantees and contingent liabilities in the form of stand-by letters of credit and performance bonds, some of which do not have fixed or scheduled expiration dates. We have agreed to provide a credit facility related to Dow Corning discussed in Note 7 (Investments) and Note 13 (Commitments, Contingencies, and Guarantees) to the consolidated financial statements. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. We believe the significant majority of these guarantees and contingent liabilities will expire without being funded.

Pensions

We have a number of defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning’s U.S. qualified plan. At December 31, 2007, this plan accounted for 80% of our consolidated defined benefit pension plans’ projected benefit obligation and 90% of the related plans’ assets.

At December 31, 2006, Corning adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in other comprehensive income in the year in which the changes occur. The impact of adopting SFAS 158 resulted in a reduction to stockholders’ equity of $669 million after tax. Dow Corning’s adoption of this standard resulted in a reduction to our investment in Dow Corning and a decrease to stockholders’ equity of $94 million after tax.

Refer to Note 12 (Employee Retirement Plans) to the consolidated financial statements for additional information.

We have traditionally contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until at least 2009. For 2007, we made voluntary cash contributions of $149 million to our domestic and international pension plans. For 2006, we made an incremental contribution of $15 million to our domestic and international pension plans. We anticipate making voluntary cash contributions of approximately $50 million to our domestic and international pension plans in 2008.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2007 and 2006, we had accrued approximately $19 million (undiscounted) and $16 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Valuation allowances for deferred income taxes

SFAS 109, “Accounting for Income Taxes” (SFAS 109) requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. Inherent in this estimation process is the requirement for us to estimate future book taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business. It is possible that actual results will differ from assumptions and require adjustments to allowances. If we sustain an appropriate level of profitability, primarily in the U.S., or if we are able to develop tax planning strategies, adjustments to current allowances will be required and may affect future net income. Refer to Note 6 (Income Taxes) to the consolidated financial statements.

Probability of litigation outcomes

SFAS No. 5, “Accounting for Contingencies,” (SFAS 5) requires us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law, and other case-specific issues. See Legal Proceedings for a discussion of the material litigation matters we face. The most significant matter involving judgment is the PCC asbestos liability. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending asbestos claims, our assessment of the strength of our corporate veil defenses, our continuing dialogue with our insurance carriers and the claimants’ representatives. We have reached a tentative plan of settlement on PCC as disclosed in Legal Proceedings and Note 7 (Investments) to the Consolidated Financial Statements. The settlement is subject to a number of contingencies, including approval by the bankruptcy court and resolution of any appeals. On December 21, 2006, the bankruptcy court denied confirmation of the PCC Plan of Reorganization due to the scope of the channeling injunction proposed of the two shareholders with respect to other asbestos claims not deriving directly from PCC’s products or operations. Several parties, including Corning, have moved for reconsideration of the ruling. We continue to exercise judgment in assessing the likelihood that reconsideration will lead to a revised ruling, or that an alternative plan of reorganization will emerge to address the claims deriving from PCC. It is possible that actual results will differ from assumptions and require adjustments to accruals.

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

As of December 31, 2007, the Projected Benefit Obligation (PBO) for U.S. pension plans was $2,246 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in Assumption	Effect on 2008 Pre-Tax Pension Expense	Effective on December 31, 2007 PBO

25 basis point decrease in discount rate	+$5.4 million	+$61 million
25 basis point increase in discount rate	-$5.4 million	-$59 million
25 basis point decrease in expected return on assets	+$5.5 million
25 basis point increase in expected return on assets	-$5.5 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2007, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $79 million before tax, a 25 basis point increase in the discount rate would increase stockholders’ equity by $81 million. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:

Change in Assumption	Effect on 2008 Pre-Tax OPEB Expense	Effective on December 31, 2007 APBO

25 basis point decrease in discount rate	+$1 million	+$20 million
25 basis point increase in discount rate	-$1 million	-$20 million

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

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 10-Q, Forms 8-K, and related comments by management which are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global economic and political conditions;
-	tariffs, import duties and currency fluctuations;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	stock price fluctuations;
-	customer acceptance of LCD televisions;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation, and Samsung Corning Precision;
-	movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won; and
-	other risks detailed in Corning’s SEC filings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

We operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rates have the following effects:

•	exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings, and
•	exchange rate movements upon conversion of net assets and net income of foreign subsidiaries for which the functional currency is not the U.S. dollar, which impact our net equity.

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

Equity in earnings of affiliated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of affiliated companies, net of impairments was $942 million in 2007 and $960 million in 2006 with foreign-based affiliates comprising over 63% of this amount in 2007. Equity earnings from Samsung Corning and Samsung Corning Precision totaled $532 million for 2007 and $555 million for 2006. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2007, we had open forward contracts, and foreign denominated debt with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2007. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $239 million. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $146 million.

As we derive approximately 70% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and Euro. Our outlooks included in Management’s Discussion and Analysis assume exchange rates during 2008 remain constant at January 2008 levels. A plus or minus 10 point movement in the U.S. dollar - Japanese yen exchange rate would result in a change to 2008 net sales of approximately $239 million and net income of approximately $220 million. A plus or minus 10 point movement in the U.S. dollar - Euro exchange rate would result in a change to 2008 net sales of approximately $61 million and net income of approximately $12 million.

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. At December 31, 2007, our consolidated debt portfolio contained less than 34% of variable rate instruments.

Item 8.  Financial Statements and Supplementary Data

See Item 15 (a) 1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

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

Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of Corning’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

The section entitled “Nominees for Election as Directors” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 24, 2008, is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified at least two members of the Audit Committee as Audit Committee Financial Experts. See sections entitled “Meetings and Committees of the Board” and “Corporate Governance Matters” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 24, 2008, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 24, 2008, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the Code of Ethics for the Chief Executive Officer and Financial Executives and the Code of Conduct for Directors and Executive Officers which supplements the Code of Conduct governing all employees and directors that has been in existence for more than ten years. During 2007, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at

www.corning.com/inside_corning/corporate_governance/downloads.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The sections entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Directors Compensation” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 24, 2008, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners” in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 24, 2008, are incorporated by reference in this Annual Report on Form 10-K. The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2007 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions

The section entitled “Other Matters - Certain Business Relationships,” “Other Matters – Related Party Policy and Procedures,” and “Corporate Governance Matters” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 24, 2008, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The sections entitled “Independent Auditors – Fees Paid to Independent Auditors” and “Independent Auditors – Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Auditors” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 24, 2008, is incorporated by reference in this Annual Report on Form 10-K.

In October 2007, PricewaterhouseCoopers LLP (PwC) issued its annual Independence Standards Board Standard No. 1 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning and concurred with PwC.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Page
1. Financial statements	56
2. Financial Statement Schedule:
(i) Valuation Accounts and Reserves	102
See separate index to financial statements and financial statement schedules

(b) Exhibits filed as part of this report:
3 (i) 1	Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning’s Annual Report on Form 10-K for the year ended December 31, 2000).

3 (i) 2	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning’s Form 8-K filed on August 7, 2002).

3 (ii)	By-Laws of Corning amended to and effective as of October 3, 2007 (Incorporated by reference to Exhibit 3(ii) of Corning’s Form 10-Q filed October 26, 2007).

10.1	1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

10.2	1998 Variable Compensation Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.3	1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.4	1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.5	2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

10.6	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.7	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.8	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.9	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, and Peter F. Volanakis (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed May 4, 2004).

10.10	Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed May 4, 2004).

10.11	Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed May 4, 2004).

10.12	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed May 4, 2004).

10.13	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.5 of Corning’s 10-Q filed May 4, 2004).

10.14	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning’s 10-Q filed May 4, 2004).

10.15	Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning’s 10-Q filed May 4, 2004).

10.16	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s 10-Q filed May 4, 2004).

10.17	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s 10-Q filed May 4, 2004).

10.18	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed October 28, 2004).

10.19	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed October 28, 2004).

10.20	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed October 28, 2004).

10.21	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed October 28, 2004).

10.22	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.23	Amended and Restated Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi UFJ, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; Deutsche Bank A.G. New York Branch Mizuho Corporate Bank, Ltd. and Standard Chartered Bank dated November 21, 2006 (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed November 27, 2006).

10.24	Amended 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.25	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.26	Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.27	Corning Incorporated Amended 2002 Worldwide Employee Share Purchase Plan effective September 19, 2006 (Incorporated by reference to Exhibit 10.27 of Corning’s Form 10-K filed February 25, 2007).

10.28	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 25, 2007).

10.29	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form 10-K filed February 25, 2007).

10.30	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form 10-K filed February 25, 2007).

10.31	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form 10-K filed February 25, 2007).

10.32	Director Compensation Arrangements effective February 7, 2007 (Incorporated by reference to Exhibit 10.32 of Corning’s Form 10-K filed February 25, 2007).

10.33	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).

10.34	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007.

10.35	Corning Incorporated Goalsharing Plan dated October 3, 2007.

10.36	Corning Incorporated Performance Incentive Plan dated October 3, 2007.

10.37	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007.

10.38	Corning Incorporated Supplemental Pension Plan dated October 3, 2007.

10.39	Corning Incorporated Supplemental Investment Plan dated October 3, 2007.

10.40	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007.

10.41	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007.

10.42	Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks.

10.43	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007.

10.44	Form of Officer Severance Agreement Amendment, effective December 5, 2007.

10.45	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007.

10.46	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007.

10.47	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

14	Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix H of Corning Proxy Statement, Definitive 14A filed March 13, 2007 for April 26, 2007 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2007.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statements

1. Financial Statements of Dow Corning Corporation for the years ended December 31, 2007, 2006 and 2005	104
2. Financial Statements of Samsung Corning Precision Glass Co., Ltd. for the years ended December 31, 2007, 2006 and 2005	142

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	President and Chief Executive Officer and Director	February 15, 2008
(Wendell P. Weeks)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Capacity	Date

/s/ Wendell P. Weeks (Wendell P. Weeks)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 15, 2008

/s/ James B. Flaws (James B. Flaws)	Vice Chairman of the Board of Directors and Chief Financial Officer (Principal Financial Officer)	February 15, 2008

/s/ Jane D. Poulin (Jane D. Poulin)	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2008

/s/ Katherine A. Asbeck (Katherine A. Asbeck)	Senior Vice President, Finance	February 15, 2008

* (John Seely Brown)	Director	February 15, 2008

* (Robert F. Cummings, Jr.)	Director	February 15, 2008

* (James B. Flaws)	Director	February 15, 2008

* (Gordon Gund)	Director	February 15, 2008

* (John M. Hennessy)	Director	February 15, 2008

* (James R. Houghton)	Director	February 15, 2008

* (Kurt M. Landgraf)	Director	February 15, 2008

* (James J. O’Connor)	Director	February 15, 2008

* (Deborah D. Rieman)	Director	February 15, 2008

* (H. Onno Ruding)	Director	February 15, 2008

* (Eugene C. Sit)	Director	February 15, 2008

* (William D. Smithburg)	Director	February 15, 2008

* (Hansel E. Tookes II)	Director	February 15, 2008

* (Peter F. Volanakis)	Director	February 15, 2008

* (Padmasree Warrior)	Director	February 15, 2008

*By	/s/ Vincent P. Hatton (Vincent P. Hatton, Attorney-in-fact)

Corning Incorporated

2007 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1, 12, and 17 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and employee benefit plans in 2006.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 14, 2008

Consolidated Statements of Operations	Corning Incorporated and Subsidiary Companies

	For the years ended December 31,
(In millions, except per share amounts)	2007	2006	2005

Net sales	$5,860	$5,174	$4,579
Cost of sales	3,111	2,891	2,595

Gross margin	2,749	2,283	1,984

Operating expenses:
Selling, general and administrative expenses	912	857	756
Research, development and engineering expenses	565	517	443
Amortization of purchased intangibles	10	11	13
Restructuring, impairment and other charges and (credits) (Note 2)	(4)	54	(38)
Asbestos settlement (Note 7)	185	(2)	218

Operating income	1,081	846	592

Interest income	145	118	61
Interest expense	(82)	(76)	(108)
Loss on repurchases and retirement of debt, net (Note 11)	(15)	(11)	(16)
Other income, net (Note 1)	162	84	30

Income from continuing operations before income taxes	1,291	961	559
Provision for income taxes (Note 6)	(80)	(55)	(578)

Income (loss) before minority interests and equity earnings	1,211	906	(19)
Minority interests	(3)	(11)	(7)
Equity in earnings of affiliated companies, net of impairments (Note 7)	942	960	611

Net income	$2,150	$1,855	$585

Basic earnings per common share (Note 16)	$1.37	$1.20	$0.40

Diluted earnings per common share (Note 16)	$1.34	$1.16	$0.38

Dividends declared per common share	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2007	2006

Assets

Current assets:
Cash and cash equivalents	$2,216	$1,157
Short-term investments, at fair value	1,300	2,010

Total cash, cash equivalents and short-term investments	3,516	3,167
Trade accounts receivable, net of doubtful accounts and allowances - $20 and $21	856	719
Inventories (Note 5)	631	639
Deferred income taxes (Note 6)	54	47
Other current assets	237	226

Total current assets	5,294	4,798

Investments (Note 7)	3,036	2,522
Property, net of accumulated depreciation - $4,459 and $4,087 (Note 8)	5,986	5,193
Goodwill and other intangible assets, net (Note 9)	308	316
Deferred income taxes (Note 6)	202	114
Other assets	389	122

Total Assets	$15,215	$13,065

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (Note 11)	$23	$20
Accounts payable	609	631
Other accrued liabilities (Note 10)	1,880	1,668

Total current liabilities	2,512	2,319

Long-term debt (Note 11)	1,514	1,696
Postretirement benefits other than pensions (Note 12)	744	739
Other liabilities (Note 10)	903	1,020

Total liabilities	5,673	5,774

Commitments and contingencies (Note 13)
Minority interests	46	45

Shareholders’ equity (Note 15):
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion
Shares issued: 1,598 million and 1,582 million	799	791
Additional paid-in capital	12,281	12,008
Accumulated deficit	(3,002)	(4,992)
Treasury stock, at cost; Shares held: 30 million and 17 million	(492)	(201)
Accumulated other comprehensive loss	(90)	(360)

Total shareholders’ equity	9,496	7,246

Total Liabilities and Shareholders’ Equity	$15,215	$13,065

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for 2006 were reclassified to conform with the 2007 presentation.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	For the years ended December 31,
(In millions)	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$2,150	$1,855	$585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	597	580	499
Amortization of purchased intangibles	10	11	13
Asbestos settlement	185	(2)	218
Restructuring, impairment and other (credits) charges	(4)	54	(38)
Loss on repurchases and retirement of debt	15	11	16
Stock compensation charges	138	127	29
Gain on sale of business	(19)
Undistributed earnings of affiliated companies	(452)	(597)	(310)
Deferred tax (benefit) provision	(98)	(101)	425
Interest expense on convertible debentures			(23)
Restructuring payments	(39)	(15)	(25)
Decrease in restricted cash			22
Customer deposits, net of (credits) issued	(126)	45	428
Employee benefit payments (in excess of) less than expense	(111)	27	34
Changes in certain working capital items:
Trade accounts receivable	(128)	(105)	(77)
Inventories	5	(65)	(62)
Other current assets	(27)	(10)	6
Accounts payable and other current liabilities, net of restructuring payments	10	(85)	87
Other, net	(29)	73	112

Net cash provided by operating activities	2,077	1,803	1,939

Cash Flows from Investing Activities:
Capital expenditures	(1,262)	(1,182)	(1,553)
Acquisitions of businesses, net of cash acquired	(4)	(16)
Net (payments) proceeds from sale or disposal of assets	(5)	12	18
Net increase in long-term investments and other long-term assets		(77)
Short-term investments - acquisitions	(2,152)	(2,894)	(1,668)
Short-term investments - liquidations	2,862	1,976	1,452
Other, net			39

Net cash used in investing activities	(561)	(2,181)	(1,712)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(20)	(14)	(451)
Proceeds from issuance of long-term debt, net		246	147
Retirements of long-term debt	(238)	(368)	(102)
Proceeds from issuance of common stock, net	21	26	365
Proceeds from the exercise of stock options	109	303	202
Repurchases of common stock	(250)
Dividends paid	(158)
Other, net	(3)	(13)	(14)

Net cash (used in) provided by financing activities	(539)	180	147

Effect of exchange rates on cash	82	13	(41)

Net increase (decrease) in cash and cash equivalents	1,059	(185)	333
Cash and cash equivalents at beginning of year	1,157	1,342	1,009

Cash and cash equivalents at end of year	$2,216	$1,157	$1,342

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform with the 2007 presentation.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(In millions)
	Series C Preferred stock	Common stock	Additional paid-in capital	Unearned compen- sation	Accumu- lated deficit	Treasury stock	Accumulated other compre- hensive income (loss)	Total shareholders’ Equity
Balance, December 31, 2004	$64	$712	$10,409	$(46)	$(7,432)	$(162)	$156	$3,701

Net income					585			585
Foreign currency translation adjustment							(171)	(171)
Reversal of foreign currency translation adjustment							(84)	(84)
Minimum pension liability adjustment							246	246
Net unrealized loss on investments							(13)	(13)
Unrealized derivative gain on cash flow hedges							23	23
Reclassification adjustments on cash flow hedges							21	21

Total comprehensive income								607

Series C preferred stock conversions	(64)	16	48
Shares issued in equity offerings		10	313					323
Shares issued to benefit plans and for option exercises		20	493	(37)		1		477
Shares issued in debt retirements		18	370					388
Other, net			(2)			(7)		(9)

Balance, December 31, 2005	$0	$776	$11,631	$(83)	$(6,847)	$(168)	$178	$5,487

Net income					1,855			1,855
Foreign currency translation adjustment							203	203
Minimum pension liability adjustment							37	37
Net unrealized gain on investments							2	2
Unrealized derivative gain on cash flow hedges							12	12
Reclassification adjustments on cash flow hedges							(25)	(25)

Total comprehensive income								2,084

Adjustment to adopt SFAS 158							(763)	(763)
Shares issued to benefit plans and for option exercises		15	376			(11)		380
Other, net			1	83		(22)	(4)	58

Balance, December 31, 2006	$0	$791	$12,008	$0	$(4,992)	$(201)	$(360)	$7,246

Net income					2,150			2,150
Foreign currency translation adjustment							165	165
Net unrealized loss on investments							(11)	(11)
Unrealized derivative loss on cash flow hedges							(49)	(49)
Reclassification adjustments on cash flow hedges							12	12
Unamortized pension gains and prior service costs							153	153

Total comprehensive income								2,420

Purchase of common stock for treasury						(250)		(250)
Shares issued to benefit plans and for option exercises		8	273			(12)		269
Dividends on shares					(158)			(158)
Other, net					(2)	(29)		(31)

Balance, December 31, 2007	$0	$799	$12,281	$0	$(3,002)	$(492)	$(90)	$9,496

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements were prepared in conformity with GAAP and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which Corning exercises control and, when applicable, entities for which Corning has a controlling financial interest.

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary as prescribed by FASB Interpretation 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. We consolidate one variable interest entity in which we are the primary beneficiary.

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

1.	Summary of Significant Accounting Policies (continued)

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

Other Income, Net

Royalty income from the licensing of technology is reported as other non-operating income and is recognized as it is earned. For all periods presented, royalty income represents the largest item included in “Other income, net” in Corning’s consolidated statements of operations. For 2007, 2006, and 2005, royalty income was $168 million, $110 million, and $81 million.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $446 million in 2007, $409 million in 2006, and $348 million in 2005.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning’s foreign subsidiaries is made based on the appropriate economic factors. For most foreign operations, the local currencies are generally considered to be the functional currencies. Corning’s most significant exception is our Taiwanese subsidiary which uses the Japanese yen as its functional currency. For all transactions denominated in a currency other than a subsidiary’s functional currency, exchange rate gains and losses are included in income for the period in which the exchange rates changed.

Foreign subsidiary functional currency balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings.

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

Refer to Note 17 (Share-based Compensation) to the Consolidated Financial Statements for additional information.

1.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2007	2006	2005
Non-cash transactions:
Retirement of debt in exchange for stock			$388
Pension contribution in common shares			$199
Issued credit memoranda for settlement of customer receivables	$231	$126	$29
Capital leases	$44
Cash paid for interest and income taxes:
Interest (1)	$113	$106	$126
Income taxes, net of refunds received	$153	$225	$140

(1)	Included in this amount is approximately $19 million, $37 million, and $27 million of interest costs that were capitalized as part of property, net in 2007, 2006, and 2005, respectively.

Short-Term Investments

Our short-term investments consist of debt securities classified as available-for-sale, which are stated at fair value. These debt securities may include U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper and certificates of deposit. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses are recorded in other income (expense), net.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

1.	Summary of Significant Accounting Policies (continued)

Property, Net of Accumulated Depreciation

Land, buildings, and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 2 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs, the estimated useful lives range from 20 to 40 years for buildings and 3 to 20 years for equipment.

Included in the subcategory of equipment are the following types of assets:

Asset type	Range of useful life

Computer hardware and software	3 to 7 years
Manufacturing equipment	3 to 15 years
Furniture and fixtures	5 to 7 years
Transportation equipment	20 years

Included in manufacturing equipment are certain components of production equipment that are coated with or constructed of precious metals. These metals have an indefinite useful life because they will be returned to their elemental state and reused or sold.

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either one level below the operating segment level or an aggregation of two or more reporting units within the same operating segment if such reporting units share similar economic characteristics. Goodwill relates and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)) and Note 9 (Goodwill and Other Intangible Assets) for additional information.

Other intangible assets include patents, trademarks, and other intangible assets acquired from an independent party. Such intangible assets have a definite life and are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are written-down to the greater of their fair value or salvage value. Fair values are determined using a discounted cash flow analysis.

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

1.	Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by SFAS 109. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carry forwards and for differences between the carrying amounts of existing assets and liabilities and their respective tax bases. The effect of a change in tax rates is recognized in income in the period of enactment. Valuation allowances are established when management is unable to conclude that it is more likely than not that some portion, or all, of the deferred tax asset will ultimately be realized.

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions. No provision is made for U.S. income taxes on the undistributed earnings of wholly owned foreign subsidiaries because substantially all such earnings are indefinitely reinvested in those companies. Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year the distribution is declared. Significant judgment is required in determining the Company’s worldwide income tax position as well as the effective tax rate.

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

Corning leases certain transportation equipment from a Trust that qualifies as a variable interest entity under FIN 46R. The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning’s consolidated financial statements. The entity’s assets are primarily comprised of fixed assets which are collateral for the entity’s borrowings. These assets, amounting to approximately $28 million and $29 million as of December 31, 2007 and 2006, respectively, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional Trusts that qualify as variable interest entities under FIN 46R. Corning is not the primary beneficiary of these entities. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the Trusts. Lease revenue generated by these Trusts was $2 million for each of the years ended December 31, 2007, 2006 and 2005, respectively. Corning’s maximum exposure to loss as a result of its involvement with the Trusts is estimated at approximately $14 million and $16 million at December 31, 2007 and 2006, respectively.

1.	Summary of Significant Accounting Policies (continued)

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Corning does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. Corning has not elected the fair value option for any assets or liabilities under SFAS 159.

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

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 amends FASB Interpretation (FIN) 39 “Offsetting of Amounts Related to Certain Contracts - an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” (FIN 39) to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments.” It also amends FIN 39 to permit a reporting entity to offset certain fair value amounts. Corning is required to adopt FSP FIN 39-1 effective January 1, 2008. Corning does not expect the adoption of FSP FIN 39-1 to have a material impact on its consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised - 2007)” (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect Corning’s financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. Corning is currently evaluating the impact of SFAS 160 and, except for certain reclassifications required upon adoption of this standard, does not expect a material impact to its consolidated results of operations and financial condition.

1.	Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. Corning is required to adopt EITF 07-1 effective January 1, 2008. The adoption of EITF 07-1 is not expected to have a material impact on Corning’s consolidated results of operations and financial condition.

2.	Restructuring, Impairment and Other Charges and (Credits)

2007 Actions

In 2007, Corning recorded net credit adjustments of $4 million for revisions to existing restructuring plans.

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the year ended December 31, 2007 (in millions):

	Reserve at January 1, 2007	2007 Revisions to existing plans	Cash payments	Reserve at Dec. 31, 2007

Restructuring:
Employee related costs	$40		$(28)	$12
Other charges (credits)	36	$(3)	(11)	22
Total restructuring charges	$76	$(3)	$(39)	$34

Impairment of long-lived assets:
Assets to be held and used		$(1)
Total impairment charges		$(1)

Total restructuring, impairment and other charges and (credits)		$(4)

Cash payments for employee-related costs will be substantially completed by the end of 2008, while payments for exit activities will be substantially completed by the end of 2010.

2006 Actions

Corning recorded net charges of $54 million in 2006. A summary of the charges and credits follows:

•	We recorded a $44 million asset impairment charge in accordance with SFAS 144 for certain assets in our Telecommunications segment.
•

We recorded a charge of $5 million for severance and curtailment costs and a $6 million impairment charge related to certain manufacturing operations of our Life Sciences segment and Specialty Materials business in the U.K.

•	We recorded a $7 million charge for a revision to an existing restructuring plan for a German location in our Telecommunications segment.
•	We recorded various credits related to existing restructuring plans and for previously impaired assets.

2.	Restructuring, Impairment and Other Charges and (Credits) (continued)

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the year ended December 31, 2006 (in millions):

	Reserve at January 1, 2006	Year ended December 31, 2006				Cash payments	Reserve at Dec. 31, 2006
		Charges	Revisions to existing plans		Net Charges/ (credits)

Restructuring:
Employee related costs	$36	$6		$4	$10	$(6)	$40
Other charges (credits)	49			(4)	(4)	(9)	36
Total restructuring charges	$85	$6	$		$6	$(15)	$76
Impairment of long-lived assets:
Assets to be held and used		$50			$50
Assets to be disposed of by sale or abandonment				$(2)	(2)
Total impairment charges		$50		$(2)	$48
Total restructuring, impairment and other charges and (credits)		$56		$(2)	$54

2005 Actions

Corning recorded net credits of $38 million in 2005. A summary of the charges and credits follows:

•

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

•	We recorded a charge of $30 million which was comprised of severance costs for a restructuring plan in the Telecommunications segment to continue to reduce costs in this segment.
•

We recorded net credit adjustments of $9 million to prior year restructuring plans which included charges of $8 million related to our Telecommunications segment and credits of $17 million for businesses in our All Other segment.

•

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

2.	Restructuring, Impairment and Other Charges and (Credits) (continued)

The following table summarizes the charges, credits and balances of the restructuring liabilities as of and for the year ended December 31, 2005 (in millions):

	Reserve at January 1, 2005	Year ended December 31, 2005				Cash payments	Reserve at Dec. 31, 2005
		Charges/ (credits)	Revisions to existing plans		Net Charges/ (credits)

Restructuring:
Employee related costs	$18	$30		$(1)	$29	$(11)	$36
Other charges (credits)	77			(14)	(14)	(14)	49
Total restructuring charges	$95	$30		$(15)	$15	$(25)	$85

Impairment of long-lived assets:
Impairments of available-for-sale securities		$25			$25
Assets to be disposed of by sale or abandonment				$6	6
Total impairment charges		$25		$6	$31

Reversal of currency translation adjustment		$(84)	$		$(84)

Total restructuring, impairment and other charges and (credits)		$(29)		$(9)	$(38)

In 2005, net charges (credits) for restructuring, impairment, and other actions included a credit of $47 million for the Telecommunications segment and charges of $9 million for the other segments.

3.	Short-Term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	December 31,
	2007	2006
Bonds, notes and other securities
U.S. government and agencies	$179	$326
States and municipalities	46	61
Asset-backed securities	301	591
Commercial paper	239	383
Other debt securities	535	649
Total short-term investments	$1,300	$2,010

Gross unrealized gains and losses were insignificant at December 31, 2007 and 2006. Asset-backed securities are collateralized by credit card loans, auto loans, mortgages and student loans. At December 31, 2007, our exposure to sub-prime mortgages was $17 million. Unrealized losses on securities backed by sub-prime mortgages which are rated as investment grade, were approximately $1 million at December 31, 2007, and are expected to recover in the short-term. Losses realized in 2007 for these types of securities amounted to $6 million.

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2007 (in millions):

Less than one year	$451
Due in 1-5 years	538
Due in 5-10 years	28
Due after 10 years	283
Total	$1,300

Proceeds from sales and maturities of short-term investments totaled $2.9 billion, $2.0 billion and $1.5 billion in 2007, 2006 and 2005, respectively. The gross realized gains and losses related to sales of short-term investments were insignificant in 2007, 2006 and 2005.

4.	Significant Customer

Corning’s sales to AU Optronics Corporation (AUO), a customer of the Display Technologies segment, for 2007 and 2006 represented 12% and 13%, respectively, of the Company’s consolidated net sales.

5.	Inventories

Inventories comprise the following (in millions):

	December 31,
	2007	2006
Finished goods	$232	$214
Work in process	141	159
Raw materials and accessories	111	124
Supplies and packing materials	147	142
Total inventories	$631	$639

6.	Income Taxes

Income (loss) from continuing operations before income taxes follows (in millions):

	Years ended December 31,
	2007	2006	2005
U.S. companies	$235	$175	$(213)
Non-U.S. companies	1,056	786	772
Income from continuing operations before income taxes	$1,291	$961	$559

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):

	Years ended December 31,
	2007	2006	2005
Current:
Federal			$(14)
State and municipal	$2	$(8)
Foreign	176	164	167
Deferred:
Federal			443
State and municipal	(3)
Foreign	(95)	(101)	(18)
Provision for income taxes	$80	$55	$578

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

6.	Income Taxes (continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	Years ended December 31,
	2007		2006		2005
Statutory U.S. income tax (benefit) rate	35.0%		35.0%		35.0%
State income tax (benefit), net of federal benefit	0.5		(0.2)		(1.9)
Worthless stock deduction			(1.4)		(272.7)	(2)
Tax holidays (6)	(12.1)		(10.1)		(8.9)
Investment & other tax credits (7)	(1.7)		(3.6)		(12.7)
Rate difference on foreign earnings	(3.1)		6.1		10.2
Minimum pension obligation					(14.6)	(8)
Currency translation adjustment					(5.2)
Tax rate changes	13.2	(9)
Valuation allowances:
Provision (release) of prior period valuation allowances	(12.4)	(5)	(8.6)	(5)	94.0	(1)
Tax (expenses) benefits not recorded on (income) losses	(13.5)	(4)	(13.4)	(4)	280.0	(2)(3)
Other items, net	0.3		1.9		0.2
Effective income tax rate	6.2%		5.7%		103.4%

Significant items that cause our effective tax rate to vary from the U.S. statutory rate of 35% are as follows:

(1)	In 2004, significant events occurred which required us to increase our valuation allowance against our U.S. deferred tax assets. At that time, we believed that it was more likely than not that we could realize the remaining net U.S. deferred tax assets of approximately $525 million through a tax planning strategy involving the sale of our investment in Dow Corning, a non-strategic appreciated asset, if we were faced with expiring net operating loss carryforwards. During 2005, Dow Corning’s performance was much stronger than expected and Dow Corning resumed paying a dividend; both of which are expected to continue in the future. Due to this improved performance, we concluded that Dow Corning provides strong financial, geographic and market balance to Corning’s portfolio of businesses, the profitability of which has become more concentrated due to the success of the display operating segment. As a result, we considered Dow Corning to be a strategic investment and could no longer assert that a potential tax planning strategy involving the sale of Dow Corning would be prudent, as required by FAS 109. Therefore, we no longer believed, in the fourth quarter of 2005, that it was more likely than not that we would realize the remaining net deferred tax assets. Accordingly, we increased our valuation allowance by $525 million to fully reserve our net U.S. deferred tax assets in the fourth quarter of 2005, which increased our effective tax rate by 94%.
(2)	During the third quarter of 2005, Corning filed its 2004 consolidated U.S. Federal income tax return, which included a $3.9 billion worthless stock deduction for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition. This acquisition was completed in December 2000 and was substantially impaired in the second quarter of 2001. Prior to the third quarter of 2005, we did not record a deferred tax asset for this item as the ultimate realization of such deduction was uncertain, and consistent with the requirements of SFAS 5, recognition of an asset prior to the time management determines the realization of the asset is probable is prohibited. On September 2, 2005, Corning and the Commissioner of the IRS entered into a closing agreement under section 7121 of the Internal Revenue Code of 1986 which provides that Corning is entitled to this worthless stock deduction. We recorded a $1.5 billion deferred tax asset for this item in the third quarter, which was concurrently offset by a valuation allowance of an equal amount due to our inability to record tax benefits for U.S. net operating losses. The net result had no impact of our effective tax rate for 2005.
(3)	We were unable to record tax benefits on net operating losses generated in the U.S. and certain foreign jurisdictions, resulting in an increase in the effective tax rate of 7.3% for 2005.
(4)	In both 2007 and 2006, we generated income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of the valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of valuation allowance and, thus, not recording tax expense on income generated in the U.S. is a reduction in the rate of 14.2% for both 2007 and 2006, respectively.
(5)	In 2004, we recorded valuation allowances against our entire German and Australian deferred tax assets due to losses in recent years. In 2007, due to sustained profitability and positive earnings projections for our overall German operations, we have concluded that it is more likely than not that the German national deferred tax assets are realizable and that the related valuation allowance is no longer required. In 2006, due to sustained profitability and positive earnings projections in Australia and at certain of our German operations, we concluded that it was more likely than not that a portion of the German local and the entire Australian deferred tax assets were realizable and that the related valuation allowances were no longer required. The impact of the release of the valuation allowances on our effective rate is a reduction in the rate of 12.4% and 8.7% for 2007 and 2006, respectively.
(6)	Certain foreign subsidiaries in China, South Africa and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2011) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 12.1%, 10.1% and 8.9% for 2007, 2006 and 2005, respectively.
(7)	Taiwan grants investment tax credits for investments in qualifying machinery and equipment. The impact of such credits on our effective tax rate is a reduction in the rate of 0.4%, 3.1%, and 12.3%, for 2007, 2006, and 2005, respectively.
(8)	The elimination of our minimum pension liability for the domestic qualified plan in 2005 resulted in a decrease in the effective tax rate of 14.6%.
(9)	In 2007, U.S. and German deferred taxes were revised for enacted law changes. The impact on the effective rate is an increase of 13.2%.

6.	Income Taxes (continued)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2007	2006

Loss and tax credit carryforwards	$2,145	$2,399
Capitalized research and development	106	142
Restructuring reserves	194	215
Postretirement medical and life benefits	303	309
Inventory	39	63
Intangible and other assets	64	64
Other accrued liabilities	398	339
Other employee benefits	117	182
Other		17
Gross deferred tax assets	3,366	3,730
Valuation allowance	(3,091)	(3,542)
Total deferred tax assets	275	188
Fixed assets	(40)	(50)
Total deferred tax liabilities	(40)	(50)
Net deferred tax assets	$235	$138

The net deferred tax assets are included in (in millions):

	December 31,
	2007	2006
Current assets	$54	$47
Other assets	202	114
Other current liabilities		(1)
Other noncurrent liabilities	(21)	(22)
Net deferred tax assets	$235	$138

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2007 follow (in millions):

	Amount	Expiration
		2008-2012	2013-2017	2018-2026	Indefinite
Net operating losses	$1,829	$42	$40	$1,539	$208
Capital losses	55	55
Contributions	8	8
Tax credits	253	82	77	52	42
Totals as of December 31, 2007	$2,145	$187	$117	$1,591	$250

FAS 123 (R) prohibits the recognition of windfall tax benefits from stock-based compensation deducted on the tax return until realized through a reduction of income tax payable. Cumulative tax benefits totaling $202 million will be recorded in additional paid-in-capital when the net operating loss carryforward is utilized and the windfall tax benefit can be realized.

6.	Income Taxes (continued)

SFAS No. 109 provides that deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. SFAS No. 109 further requires that in assessing the realizability of deferred tax assets, objective evidence (e.g. actual, historical information) should be given greater weight than subjective evidence (e.g. the outlook for future profitability). The valuation allowance should be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized.

In both 2006 and 2007, we generated income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of the valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of the valuation allowances, and thus not recording tax expense on income generated in the U.S., is a reduction in our effective tax rate of 14.2% for both 2007 and 2006.

We continue to provide a full valuation allowance against all of our U.S. deferred tax assets as of December 31, 2007 because we do not believe it is more likely than not that we will be able to generate in the future sufficient levels of profitability in the U.S. to realize some or all of the deferred tax assets. U.S. profits of approximately $8.3 billion dollars would be required to fully realize the deferred tax assets as of December 31, 2007. Of that amount, $4.2 billion of U.S. profits would be required over the next 19 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards. Our evaluation of the realizability of our deferred tax assets is inherently subjective and is based on our analysis and weighting of all positive and negative evidence available to us. This evaluation includes estimates and assumptions about a number of market, execution and economic variables. Our judgment as of December 31, 2007 has been formed based on these variables which include:

•

We had a taxable loss in the U.S. in 2005 and, absent nonrecurring items, we would have also had a taxable loss in the U.S. in 2006. 2007 is the only year in the last three years in which we have generated income in the U.S. when considering only recurring items.

•

Although our consolidated net income has reached record levels, we have continued to incur losses or have generated only marginal profitability in the U.S. because (a) Display Technologies, the key driver of our consolidated profitability, is largely a foreign-based business with only net royalty income occurring in the U.S.; (b) our Environmental and Life Sciences segments have lost money or have been only marginally profitable due to very significant U.S.-based factory start-up costs and developmental spending; and (c) improvement in our Telecommunications segment has been more than offset by higher U.S.-based research, development, and engineering, stock and incentive compensation and other administrative expenses.

•

A significant factor in our forecasts of future U.S. taxable profitability is the amount of assumed royalties to be paid by our Display Technologies businesses to the U.S. The amount of such royalties could decline if our sales of LCD glass are impacted by:

•	manufacturing capacity constraints;
•	(a) reduced demand due to the slowing of corporate information technology and consumer spending or (b) challenges to pricing, both of which may arise from global economic pressures; or
•	shifts in the global market share of our customers which manufacture flat panel TV and computer monitors.

Additionally, a change in our judgment regarding the sustainability of the level of these royalties in accordance with the principles of FIN 48, “Accounting for Uncertainty in Income Taxes” may also impact our forecasts of U.S. profitability.

Although we remain optimistic about our consolidated outlook for 2008 and beyond, as of December 31, 2007, we are sufficiently uncertain about our U.S.-based results, primarily due to the current economic uncertainty, but also due to a number of market and execution risks in our operating segments, particularly those pertaining to Display Technologies, as noted above that we have concluded that the positive evidence supporting realization of our U.S. deferred tax assets does not sufficiently outweigh the negative evidence that we will not realize our U.S. deferred tax assets.

We will update our assessment of the realizability of our U.S. deferred tax assets on a quarterly basis in 2008, taking into account year-to-date actual as well as forecasted U.S. results. If, after considering the actual results and the potential impact of the economic uncertainties and business risks considered in our 2007 year-end assessment as well as our FIN 48 assessment of the Display Technologies U.S. royalties we conclude that it is more likely than not that we will be profitable in the U.S. in 2008 and future years, we will quantify the portion of our U.S. deferred tax assets we believe to be realizable and reduce our valuation allowance accordingly. Until that time, we will continue to adjust the valuation allowance to offset the current U.S. income tax expense (or benefit) that would otherwise be recorded on income (or losses) in the U.S. and, therefore, reflect no net U.S. income tax expense.

6.	Income Taxes (continued)

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested. We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2007, taxes have not been provided on approximately $4.0 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

We adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $25 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007, balance of retained earnings of $4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$56
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	13
Reductions for tax positions of prior years	(23)
Settlements and lapse of statue of limitations	(8)
Balance at December 31, 2007	$40

Included in the balance at December 31, 2007 is $25 million of unrecognized tax benefits which would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. During the years ended December 31, 2007, 2006, and 2005, we recognized approximately $1 million of interest expense, $0.5 million and $2.6 million in interest income, respectively. We had approximately $7.1 million and $4.1 million accrued at December 31 2007 and 2006, respectively, for the payment of interest and penalties.

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

7.	Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	December 31,
		2007	2006
Affiliated companies accounted for under the equity method:
Samsung Corning Precision Glass Co., Ltd.	50%	$1,863	$1,380
Dow Corning Corporation	50%	931	683
Samsung Corning Co., Ltd.	50%		254
All other	25%-50%	238	202

		3,032	2,519
Other investments		4	3

Total		$3,036	$2,522

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of such entities.

7.	Investments (continued)

Until December 31, 2007, Corning had a 50% interest in Samsung Corning Company, Ltd. (Samsung Corning), a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, with manufacturing facilities in Korea, Germany, China and Malaysia. Samsung Electronics Company, Ltd. and affiliates owned the remaining 50% interest in Samsung Corning. On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning in a transaction accounted for by Samsung Corning Precision as a purchase. After the transaction, Corning retained its 50% interest in Samsung Corning Precision.

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	For the years ended December 31,
	2007	2006	2005

Statement of Operations:
Net sales	$8,837	$8,039	$6,979
Gross profit	$3,852	$3,368	$2,866
Net income	$1,978	$1,968	$1,250
Corning’s equity in earnings of affiliated companies (1)(2)	$942	$960	$611

Related Party Transactions:
Corning sales to equity company affiliates	$51	$43	$9
Corning purchases from equity company affiliates	$32	$61	$101
Corning transfers of assets, at cost, to affiliates	$110	$71	$116
Dividends received from affiliated companies	$490	$363	$301
Royalty income from affiliated companies	$149	$88	$75

	December 31,
	2007	2006
Balance Sheet:
Current assets	$5,268	$5,027
Noncurrent assets	$7,521	$6,358
Short-term borrowings, including current portion of long-term debt	$104	$94
Other current liabilities	$2,144	$1,825
Long-term debt	$72	$339
Other long-term liabilities	$3,368	$2,879
Minority interest	$414	$346

Related Party Transactions:
Balances due from affiliates	$35	$26
Balances due to affiliates	$7	$8

(1)	Equity in earnings shown above and in the consolidated statements of operations are net of amounts recorded for income tax.
(2)	Amounts include the following restructuring, impairment and other charges and (credits):
•	In 2007, equity earnings from Samsung Corning were reduced by $40 million primarily due to restructuring and impairment charges.
•	In 2006, Dow Corning reached settlement with the IRS regarding liabilities for tax years 1992 to 2003. Equity earnings reflected a $33 million gain as a result of the settlement which resolved all Federal tax issues related to Dow Corning’s implant settlement.
•	In 2006, Samsung Corning recorded the following items which increased Corning’s equity earnings by $2 million, net: a gain on the sale of land which increased Corning’s equity earnings by $61 million; an impairment charge for certain long-lived assets which reduced Corning’s equity earnings by $46 million; and the establishment of a valuation allowance for certain deferred tax assets which reduced Corning’s equity earnings by $13 million.
•	In 2005, Samsung Corning incurred impairment and other charges as a result of a decline in the projected operating results for its cathode ray tube (CRT) glass business. The charge, which included certain manufacturing assets and severance and exit costs, reduced Corning’s equity earnings by $106 million in the third quarter.
•	In 2005, Dow Corning recorded a gain on the issuance of subsidiary stock. Our equity earnings included $11 million related to this gain.

We have contractual agreements with several of our equity investees which include sales, purchasing, licensing and technology agreements.

At December 31, 2007, approximately $2.7 billion of equity in undistributed earnings of equity companies was included in our accumulated deficit.

7.	Investments (continued)

A discussion and summarized results of Corning’s significant investees at December 31, 2007 follows:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. Samsung Corning Precision’s financial position and results of operations follow (in millions):

	For the years ended December 31,
	2007	2006	2005

Statement of Operations:
Net sales	$2,400	$2,115	$1,660
Gross profit	$1,681	$1,510	$1,234
Net income	$1,193	$1,128	$848
Corning’s equity in earnings of Samsung Corning Precision	$582	$555	$408

Related Party Transactions:
Corning sales to Samsung Corning Precision	$20	$15
Corning purchases from Samsung Corning Precision	$17	$39	$71
Corning transfer of machinery and equipment to Samsung Corning Precision at cost (1)	$110	$71	$116
Dividends received from Samsung Corning Precision	$217	$210	$156
Royalty income from Samsung Corning Precision	$141	$82	$65

	December 31,
	2007	2006
Balance Sheet:
Current assets	$1,217	$606
Noncurrent assets	$3,501	$2,565
Short-term borrowings, including current portion of long-term debt	$42	$28
Other current liabilities	$670	$256
Long-term debt	$12
Other long-term liabilities	$174	$125

(1)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due to and from Samsung Corning Precision were $6 million and $31 million, respectively, at December 31, 2007 and $2 million and $19 million, respectively, at December 31, 2006.

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of 75 billion Korean won (approximately $77 million USD).

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision. As a result of this transaction, a difference now exists between the carrying amount of Corning’s investment in Samsung Corning Precision and 50% of the net assets of Samsung Corning Precision because Samsung Corning Precision accounted for the transaction at fair value while Corning accounted for the transaction at historical cost.

As of December 31, 2007, Samsung Corning Precision was one of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 13 other creditors. Refer to Samsung Corning Co., Ltd. Section of this note for additional information.

7.	Investments (continued)

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of 75 billion Korean won (approximately 77 million USD).

Samsung Corning Co., Ltd. (Samsung Corning)

Samsung Corning was a South Korea-based manufacturer of glass panels and funnels for cathode ray tube (CRT) television and display monitors.

In the fourth quarter of 2007, Samsung Corning recorded a gain of approximately $17 million on metal and scrap sales which increased Corning’s equity earnings by approximately $8 million in the fourth quarter. Samsung Corning also recorded asset impairment and restructuring charges of $28 million. This charge reduced Corning’s equity earnings by approximately $14 million in the fourth quarter.

During 2007, Samsung Corning incurred impairment and other charges totaling $94 million as a result of a decline in the projected operating results for certain display businesses. These charges reduced Corning’s equity earnings by $47 million. Also in 2007, Samsung Corning recorded gains of approximately $30 million on the sale of precious metals which increased Corning’s equity earnings by $15 million.

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

On December 31, 2007, Samsung Corning Precision, a South Korean manufacturer of glass substrates for use in liquid crystal displays, which is 50%-owned by Corning, acquired all of the outstanding shares of Samsung Corning in a transaction accounted for by Samsung Corning Precision as a purchase. After the transaction, Corning retained its 50% interest in Samsung Corning Precision.

Samsung Corning’s financial position and results of operations follow (in millions):

	For the years ended December 31,
	2007	2006	2005

Statement of Operations:
Net sales	$521	$786	$823
Gross profit	$103	$68	$87
Net income	$(80)		$(249)
Corning’s equity in (losses) earnings of Samsung Corning	$(50)		$(112)
Dividends received from Samsung Corning	$75		$22
Royalty income from Samsung Corning	$4	$4	$9

	December 31,
	2007	2006
Balance Sheet:
Current assets		$526
Noncurrent assets		$247
Other current liabilities		$139
Long-term debt		$53
Other long-term liabilities		$23
Minority interest		$48

7.	Investments (continued)

Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and fourteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. According to the Agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.64 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. The suit asks for total damages of 4.73 trillion Korean won (approximately $5.11 billion) plus penalty interest. On January, 31, 2008, the court in this case ruled that the Agreement was valid and that Samsung affiliates have a joint and severable liability for the principal (less a proportion of that amount for any SLI shares sold by any of the SLI Creditors), plus interest at a rate of 6% per annum. The total amount payable under the court ruling was $2.44 billion Korean won ($1.70 billion in principal and the remainder in interest). Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. In 1995, Corning fully impaired its investment of Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that Dow Corning’s emergence from bankruptcy protection was probable. Dow Corning emerged from bankruptcy in 2004. See discussion below for additional information and for a history of this matter. Corning considers the $249 million difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning’s equity to be permanent.

Dow Corning’s financial position and results of operations follow (in millions):

	For the years ended December 31,
	2007	2006	2005

Statement of Operations:
Net sales	$4,943	$4,392	$3,878
Gross profit	$1,747	$1,528	$1,312
Net income	$690	$668	$507
Corning’s equity in earnings of Dow Corning	$345	$334	$253

Related Party Transactions:
Corning purchases from Dow Corning	$13	$12	$8
Dividends received from Dow Corning	$130	$90	$45

	December 31,
	2007	2006
Balance Sheet:
Current assets	$3,511	$3,171
Noncurrent assets	$3,688	$2,793
Short-term borrowings, including current portion of long-term debt	$24	$44
Other current liabilities	$1,243	$1,003
Long-term debt	$43	$39
Other long-term liabilities	$3,145	$2,717
Minority interest	$383	$298

In 2006, Dow Corning recorded a gain related to their settlement with the IRS regarding liabilities for tax years 1992 to 2003. This settlement resolves all federal tax issues related to Dow Corning’s implant settlement. Corning’s equity earnings included $33 million related to this gain.

7.	Investments (continued)

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of December 31, 2007, Dow Corning had recorded a reserve for breast implant litigation of $1.7 billion and anticipates insurance receivables of $131 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of December 31, 2007, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $71 million to $236 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $71 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort implant claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation (PCC)

Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As a result of PCC’s bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,300 other cases (approximately 41,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

7.	Investments (continued)

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the PCC Plan for reasons set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision. On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an Amended Plan of Reorganization that would make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. If the Bankruptcy Court does not approve the PCC Plan in its current form, or parties to the proceedings agree to amend the PCC Plan, changes to the PCC Plan are reasonably likely to occur that could significantly reduce the value Corning would pay in such a changed plan.

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

Since March 31, 2003, we have recorded total net charges of $1.0 billion to reflect the agreed settlement contributions and subsequent adjustments for the change in the settlement value of the components.

The liability expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and the 25 million shares of our common stock, which totals $833 million at December 31, 2007, is recorded in the other accrued liabilities component in our consolidated balance sheets. This portion of the PCC liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability, which totals $169 million at December 31, 2007, representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

8.	Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	December 31,
	2007	2006
Land	$68	$68
Buildings	2,553	2,226
Equipment	7,179	6,163
Construction in progress	645	823
	10,445	9,280
Accumulated depreciation	(4,459)	(4,087)
Total	$5,986	$5,193

Approximately $19 million, $37 million, and $27 million of interest costs were capitalized as part of property, net in 2007, 2006, and 2005, respectively.

9.	Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006. Balances by segment are as follows (in millions):

	Telecommunications	Display Technologies	Other (1)	Total

Balance at December 31, 2007	$118	$9	$150	$277

(1)	This balance relates to our Specialty Materials operating segment which is included in the All Other segment.

Other Intangible Assets

The carrying amount of other intangible assets follows (in millions):

	December 31,
	2007			2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$ 127	$ 102	$ 25	$ 147	$ 112	$ 35
Non-competition agreements	109	107	2	116	116
Other	5	1	4	5	1	4
Total	$ 241	$ 210	$ 31	$ 268	$ 229	$ 39

Amortized intangible assets are primarily related to the Telecommunications segment. Amortization expense related to these intangible assets was approximately $10 million annually for the periods presented. Amortization expense is estimated to be approximately $11 million for 2008, $11 million in 2009, and insignificant thereafter.

10.	Other Liabilities

Other accrued liabilities follow (in millions):

	December 31,
	2007	2006
Current liabilities:
Wages and employee benefits	$389	$363
Asbestos settlement	833	656
Income taxes	181	125
Customer deposits	222	213
Other current liabilities	255	311
Other accrued liabilities	$1,880	$1,668
Non-current liabilities:
Asbestos settlement	$169	$160
Customer deposits	308	420
Other non-current liabilities	426	440
Other liabilities	$903	$1,020

Asbestos Settlement

The current liability is expected to be settled by contribution of our investment in PCE, assigned insurance proceeds, and 25 million shares of Corning common stock, if and when the PCC Plan becomes effective. As the timing of the settlement of the obligation under this portion of the PCC liability is outside of Corning’s control, this liability is considered a “due on demand” obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made in 2009 or later. The non-current liability represents the net present value of cash payments which will be contributed to the PCC Plan in six installments beginning one year after the PCC Plan is effective. Refer to Note 7 (Investments) for additional information on the asbestos settlement.

10.	Other Liabilities (continued)

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

Upon receipt of the cash deposits made by customers, we recorded a customer deposit liability. This liability is reduced at the time of future product sales over the life of the agreements. As product is shipped to a customer, Corning recognizes revenue at the selling price and issues credit memoranda for an agreed amount of the customer deposit liability. The credit memoranda are applied against customer receivables resulting from the sale of product, thus reducing operating cash flows in later periods as these credits are applied for cash deposits received in earlier periods.

Customer deposits have been received in the following periods (in millions):

	2006	2007	Total

Customer deposits received	$171	$105	$276

We do not expect to receive additional deposits related to these agreements.

In 2007 and 2006, we issued credit memoranda which totaled $231 million and $126 million for the years, respectively. These credits are not included in the above table. Customer deposit liabilities were $531 million and $633 million at December 31, 2007 and 2006, respectively, of which $222 million and $213 million, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets.

In the event customers elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

11.	Debt

(In millions):

	December 31,
	2007	2006
Current portion of long-term debt	$23	$20

Long-term debt
Notes, 6.3%, due 2009	$54	$54
Euro notes, 6.25%, due 2010	51	270
Debentures, 6.75%, due 2013	100	100
Debentures, 5.90%, due 2014	200	200
Debentures, callable, 6.05%, due 2015	100	100
Debentures, 6.20%, due 2016	205	200
Debentures, 8.875%, due 2016	81	80
Debentures, 8.875%, due 2021	83	81
Medium-term notes, average rate 7.66%, due through 2025	45	45
Debentures, 6.85%, due 2029	154	150
Debentures, callable, 7.25%, due 2036	250	250
Other, average rate 3.2%, due through 2015	214	186
Total long-term debt	1,537	1,716
Less current portion of long-term debt	23	20
Long-term debt	$1,514	$1,696

At December 31, 2007 and 2006, the weighted-average interest rate on current portion of long-term debt was 2.4%.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $1.6 billion at December 31, 2007, and $1.8 billion at December 31, 2006.

11.	Debt (continued)

The following table shows debt maturities by year at December 31, 2007 (in millions):

2008	2009	2010	2011	2012	Thereafter
$23	$74	$79	$53	$58	$1,230

In the fourth quarter of 2006, we amended our existing revolving credit facility. The amended facility provides us access to a $1.1 billion unsecured multi-currency line of credit and expires in 2011. The facility includes two financial covenants, including a leverage test (debt to capital ratio), and an interest coverage ratio (calculated on the most recent four quarters). As of December 31, 2007, we were in compliance with these covenants.

Debt Retirements

During the years ended December 31, 2007, 2006 and 2005, we retired a significant portion of our outstanding notes and debentures as part of a debt reduction program. The debt was retired through a combination of cash repurchases and exchanges for Corning common stock. The following table summarizes the activities related to our debt retirements (in millions):

	Book Value of Debentures Retired	Cash Paid		Shares Issued	Loss
2007 activity:
Euro Notes, 6.25%, due 2010	$223	$238			$(15)
Other Loans payable	20	20
Total 2007 activity	$243	$258			$(15)

2006 activity:
Debentures, 8.3%, due 2025 (1)	$129	$129
Euro Notes, 6.25%, due 2010	119	127			$(8)
Debentures, 6.3%, due 2009	96	99			(3)
Other Loans payable	27	27
Total 2006 activity	$371	$382			$(11)
2005 activity:
Convertible debentures, 3.5%, due 2008	$297	$2		31
Euro notes, 5.625%, due 2005	189	189
Oak 4 7/8% Subordinated notes, due 2008	96			6
Debentures, 7% due 2007	88	100			$(12)
Zero coupon convertible debentures, 2%, due 2015	277	277	(2)		(4)
Other Loans payable	11	11
Total 2005 activity	$958	$579		37	$(16)

(1)	Book value includes a deferred gain related to an interest rate swap on the 8.3% coupon medium-term notes due April 4, 2025 of $5 million.
(2)	The zero coupon convertible debentures cash payment includes $23 million of interest.

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

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the company’s long-term funding targets. In 2007, we made a voluntary contribution of $149 million to our domestic and international pension plans. In 2006, we made an incremental contribution of $15 million to our domestic and international pension plans.

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

12.	Employee Retirement Plans (continued)

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follow (in millions):

	Pension Benefits		Postretirement Benefits
December 31,	2007	2006	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,638	$2,544	$803	$874
Service cost	53	52	12	11
Interest cost	145	141	44	44
Plan participants’ contributions	2	2	5	5
Amendments	(5)	41		(9)
Curtailment gain	(12)	(2)
Actuarial (gains) losses	(44)	(23)	6	(56)
Acquisitions/divestitures	(43)
Benefits paid	(159)	(156)	(71)	(71)
Less: Medicare subsidy			5	5
Foreign currency translation	14	39
Benefit obligation at end of year	$2,589	$2,638	$804	$803

Change in Plan Assets
Fair value of plan assets at beginning of year	2,361	2,238
Actual gain on plan assets	242	236
Employer contributions	146	15
Plan participants’ contributions	2	2
Benefits paid	(159)	(156)
Foreign currency translation	5	26
Fair value of plan assets at end of year	$2,597	$2,361

Funded Status at End of Year
Fair value of plan assets	2,597	2,361
Benefit obligations	(2,589)	(2,638)	(804)	(803)
Funded status of plans	$8	$(277)	$(804)	$(803)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$266	$50
Current liability	(9)	(9)	$(60)	$(64)
Noncurrent liability	(249)	(318)	(744)	(739)
Recognized asset (liability)	$8	$(277)	$(804)	$(803)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$365	$509	$174	$173
Prior service cost (credit)	44	69	(23)	(25)
Transition asset	(1)	(1)
Amount recognized at end of year	$408	$577	$151	$148

The accumulated benefit obligation for defined benefit pension plans was $2.5 billion at December 31, 2007 and 2006.

The following information is presented for pension plans where the projected benefit obligation as of December 31, 2007 and 2006 exceeded the fair value of plan assets (in millions):

	December 31,
	2007	2006
Projected benefit obligation	$288	$567
Fair value of plan assets	14	241

12.	Employee Retirement Plans (continued)

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2007 and 2006 exceeded the fair value of plan assets (in millions):

	December 31,
	2007	2006
Accumulated benefit obligation	$261	$279
Fair value of plan assets	14	11

The components of net periodic benefit expense for our employee retirement plans follow (in millions):

	Pension Benefits			Postretirement Benefits
Years ended December 31,	2007	2006	2005	2007	2006	2005
Service cost	$53	$52	$46	$12	$11	$10
Interest cost	145	141	132	44	44	43
Expected return on plan assets	(182)	(167)	(154)
Amortization of net loss	12	34	29	6	6	9
Amortization of prior service cost (credit)	30	9	7	(3)	(3)	(4)
Net periodic benefit expense	58	69	60	59	58	58
Curtailment loss (gain)			1
Special termination benefits			1
Total periodic benefit expense	$58	$69	$62	$59	$58	$58

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(106)			$6
Amortization of actuarial gain (loss)	(30)			(6)
Amortization of prior service credit (cost)	(12)			3
Total recognized in other comprehensive income	$(148)			$3
Total recognized in net periodic benefit cost and other comprehensive income	$(90)	$69	$62	$62	$58	$58

The Company expects to recognize $14 million of net loss and $10 million of net prior service cost as a component of net periodic pension cost in 2008 for its defined benefit pension plans. The Company expects to recognize $9 million of net loss and $3 million of net prior service credit as a component of net periodic postretirement benefit cost in 2008.

Corning uses a specific bond matching/spot rate yield curve model for estimating the appropriate discount rate for pension and postretirement benefit assumptions. This model develops a hypothetical yield curve and associated spot rate curve to discount the plan’s projected benefit payments and match payment durations. Once the present value of projected benefit payments is calculated, the suggested discount rate is equal to the level rate that results in the same present value. The yield curve is based on actual high-quality corporate bonds across the full maturity spectrum. The curve is developed from yields on approximately 550-600 Moody’s Aa-graded, non-callable bonds. The highest and lowest 10th percentile yields are excluded from the curve in order to eliminate outliers in the bond population.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

12.	Employee Retirement Plans (continued)

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits						Postretirement Benefits
	Domestic			International			Domestic
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	5.50%	4.58%	4.59%	4.52%	6.00%	5.75%	5.50%
Rate of compensation increase	5.00%	5.00%	4.50%	3.99%	3.89%	3.73%	5.00%	5.00%	4.50%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension Benefits						Postretirement Benefits
	Domestic			International			Domestic
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%	4.59%	4.52%	5.27%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.50%	6.81%	6.80%	7.22%
Rate of compensation increase	5.00%	4.50%	4.50%	3.89%	3.73%	3.42%	5.00%	4.50%	4.50%

The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equity and other asset classes and adjusted for active management of certain portions of the portfolio.

Assumed Health Care Trend Rates at December 31	2007	2006
Health care cost trend rate assumed for next year	9%	9%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2013	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-Precentage-Point Increase	One-Percentage-Point Decrease
Effect on annual total of service and interest cost	$3.5	$(2.8)
Effect on postretirement benefit obligation	$40.0	$(33.5)

Plan Assets

The weighted-average asset allocation for domestic and international pension plans at December 31, 2007 and December 31, 2006 by asset category were as follows:

	Plan Assets At December 31,
	2007	2006
Equity Securities	38%	39%
Fixed Income Securities	44%	42%
Real Estate	5%	5%
Other	13%	14%
Total	100%	100%

The total fair value of domestic plan assets at December 31, 2007 was $2,338 million and the expected long-term rate of return on these assets was 8%.

12.	Employee Retirement Plans (continued)

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

	Domestic	International

Equity Securities	39%	48%
Fixed Income Securities	40%	48%
Real Estate	6%	1%
Other	15%	3%
Total	100%	100%

A tactical allocation mandate, which is part of the domestic asset investment strategy, allows the actual domestic allocation in equity securities to be reduced by a maximum of 6% relative to the total domestic assets based on market valuations.

Equity securities include Corning common stock in the amount of $2.5 million (0.11% of total domestic plan assets) and $10 million (0.5% of total domestic plan assets) at December 31, 2007 and 2006, respectively.

Cash Flow Data

We anticipate making voluntary cash contributions of approximately $50 million to our domestic plans in 2008.

The following reflects the gross benefit payments which are expected to be paid for the domestic and international plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected Benefit Payments		Expected Federal Subsidy Payments Post Retirement Benefits
	Pension Benefits	Postretirement Benefits
2008	$174	$76	$7
2009	$177	$80	$8
2010	$179	$84	$9
2011	$186	$89	$9
2012	$201	$92	$10
2013-2017	$1,104	$508	$55

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $39 million, $34 million and $34 million for the years ended December 31, 2007, 2006 and 2005, respectively.

13.	Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):

	Total	Amount of commitment and contingency expiration per period
		Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$77	$9	$2			$66
Credit facilities for equity companies	168		18			150
Stand-by letters of credit (1)	68	44	24
Loan guarantees	12					12
Subtotal of commitment expirations per period	$325	$53	$44			$228
Purchase obligations	262	102	75	$37	$5	43
Capital expenditure obligations (2)	244	244
Total debt (3)	1,437	20	72	78	18	1,249
Minimum rental commitments	243	47	40	33	29	94
Capital leases (4)	97	5	6	5	34	47
Interest on long-term debt (5)	1,243	92	89	87	84	891
Uncertain tax positions (6)	20	11	9
Subtotal of contractual obligation payments due by period	3,546	521	291	240	170	2,324
Total commitments and contingencies	$3,871	$574	$335	$240	$170	$2,552

(1)	At December 31, 2007, $38 million of the $68 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.
(3)	At December 31, 2007, $1,537 million was included on our balance sheet. Amounts above are stated at their maturity value.
(4)	At December 31, 2007, $19 million of the $97 million represents imputed interest.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity/expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2007, $25 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $5 million of that amount will become payable.

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

Minimum rental commitments under leases outstanding at December 31, 2007 follow (in millions):

2008	2009	2010	2011	2012	2013 and thereafter

$ 47	$40	$33	$29	$26	$68

Total rental expense was $69 million for 2007, $65 million for 2006 and $67 million for 2005.

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):

	2007	2006
Balance at January 1	$26	$27
Adjustments for warranties issued for current year sales	$7	$7
Adjustments for warranties related to prior year sales	$(13)	$(6)
Settlements made during the current year	$(1)	$(2)
Balance at December 31	$19	$26

13.	Commitments, Contingencies, and Guarantees (continued)

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

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2007 and 2006, we had accrued approximately $19 million (undiscounted) and $16 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2007, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $1 billion. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

14.	Hedging Activities

We operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rate effects includes:

•	exchange rate movements on financial instruments and transactions denominated in foreign currencies that impact earnings, and
•	exchange rate movements upon translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar that impact our net equity.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates, at December 31 (in millions):

	2007		2006
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contracts	$1,421	$(8)	$945	$30
Foreign exchange option contracts			$450	$9

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

14.	Hedging Activities (continued)

Corning uses derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities in the consolidated statement of operations. The notional amount of the undesignated derivatives at December 31, 2007 and December 31, 2006 was $717 million and $836 million, respectively.

Cash Flow Hedges

Corning typically has cash flow hedges that are comprised of foreign exchange forward and option contracts. The critical terms of each cash flow hedge are identical to the critical terms of the hedged item. Therefore, Corning utilizes the critical terms test under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and the presumption is that there is no hedge ineffectiveness as long as the critical terms of the hedge and the hedged item do not change.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. At December 31, 2007, the amount of net losses expected to be reclassified into earnings within the next 12 months is $23 million.

During the third quarter of 2006, Corning determined that 2,174 million Japanese yen (20 million U.S. dollar equivalent) of anticipated sales transactions would not occur as originally specified. The hedges on these anticipated sales transactions were considered to be ineffective as the critical terms of the hedges and hedged items no longer matched. These derivative financial instruments were de-designated as cash flow hedges, and the gain was recorded immediately in other income, net, in the consolidated statement of operations. The notional amount of the hedges that were de-designated was $20 million; a corresponding gain of $1.0 million resulted from this ineffectiveness.

Fair Value Hedges

In October of 2007, we entered into four interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $500 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the three-month LIBOR rate.

No net gains and losses were recorded in the consolidated statement of operations related to the Company’s underlying debt and interest rate swap agreements. At December 31, 2007, the fair value of the interest rate swap agreements recorded in the other liabilities line item and offset in the long-term debt line item of the consolidated balance sheet, was $13 million.

Each fair value hedge (swap) was entered into subsequent to the initial recognition of the hedged item; therefore these swaps do not meet the criteria to qualify for the shortcut method. Therefore, Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively. The analysis excludes the impact of credit risk from the assessment of hedge ineffectiveness. The amount recorded in current period earnings in the other income, net component, relative to ineffectiveness, is nominal for the year ended December 31, 2007. There were no outstanding fair value hedges in 2006.

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at December 31, 2007 and 2006, were $143 million and $139 million, respectively.

15.	Shareholders’ Equity

The following table presents changes in capital stock for the period from January 1, 2005 to December 31, 2007 (in millions):

	Series C Preferred Stock		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Cost

Balance at December 31, 2004	1	$64	1,424	$712	(16)	$(162)
Shares issued in equity offerings			20	10
Conversion of preferred stock	(1)	(64)	32	16
Shares issued to benefit plans and for option exercises			39	20		1
Shares issued in debt retirement			37	18
Other						(7)
Balance at December 31, 2005			1,552	$776	(16)	$(168)
Shares issued to benefit plans and for option exercises			30	15		(11)
Other					(1)	(22)
Balance at December 31, 2006			1,582	$791	(17)	$(201)
Shares issued to benefit plans and for option exercises			15	8	(1)	(12)
Shared purchased for treasury					(11)	(250)
Other			1		(1)	(29)
Balance at December 31, 2007			1,598	$799	(30)	$(492)

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

In 2002, Corning issued 5.75 million shares of 7.00% Series C Mandatory Convertible Preferred Stock. On the mandatory conversion date of August 15, 2005, the remaining outstanding shares were converted into Corning common stock at a conversion rate of 50,813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million. The Series C mandatory convertible preferred stock had a liquidation preference of $100 per share, plus accrued and unpaid dividends. At December 31, 2007 and 2006 there were no outstanding shares of Series C Mandatory Convertible Preferred Stock.

15.	Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investee’s other comprehensive income (loss), is as follows (in millions):

	Foreign currency translation adjustment	Unamortized pension losses and prior services costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on cash flow hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2004	$430	$(273)	$11	$(12)	$156
Foreign currency translation adjustment (2)	(255)				(255)
Minimum pension liability adjustment (1)(4)		246			246
Net unrealized loss on investments (3)			(13)		(13)
Unrealized derivative gain on cash flow hedges (2)				23	23
Reclassification adjustments on cash flow hedges (2)				21	21
Balance at December 31, 2005	$175	$(27)	$(2)	$32	$178

Foreign currency translation adjustment (2)	203				203
Minimum pension liability adjustment (1)(4)		37			37
Net unrealized gain on investments			2		2
Unrealized derivative gain on cash flow hedges (2)				8	8
Adoption of SFAS 158 (1)(5)		(763)			(763)
Reclassification adjustments on cash flow hedges (2)				(25)	(25)
Balance at December 31, 2006	$378	$(753)	$0	$15	$(360)

Foreign currency translation adjustment (2)	165				165
Net unrealized loss on investments			(11)		(11)
Unrealized derivative loss on cash flow hedges (2)				(49)	(49)
Reclassification adjustments on cash flow hedges (2)				12	12
Unamortized pension losses and prior service costs (5)		153			153
Balance at December 31, 2007	$543	$(600)	$(11)	$(22)	$(90)

(1)	Includes adjustments from Dow Corning.
(2)	Zero tax effect for 2005, 2006 and 2007. Refer to Note 6 (Income Taxes) for an explanation of Corning’s tax paying position.
(3)	Net of tax effect of $2 million in 2005.
(4)	Net of tax effect of $6 million and $84 million for years 2006 and 2005, respectively.
(5)	Net of tax effect of $(8) million and $10 million for years 2007 and 2006, respectively.

16.	Earnings Per Common Share

Basic earnings per common share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share assumes the issuance of common shares for all potentially dilutive securities outstanding.

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):

	For the years ended December 31,
	2007			2006			2005
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per common share	$2,150	1,566	$1.37	$1,855	1,550	$1.20	$585	1,464	$0.40
Effect of dilutive securities:
Employee stock options and awards		37			44			41
7% mandatory convertible preferred stock (1)								20
3.5% convertible debentures							3	10
Diluted Earnings Per Common Share	$2,150	1,603	$1.34	$1,855	1,594	$1.16	$588	1,535	$0.38

(1)	On the mandatory conversion date of August 16, 2005, the remaining shares of our 7.00% Series C Mandatory Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50,813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million.

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

	For the years ended December 31,
	2007	2006	2005
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	34	29	47
Performance-based restricted stock awards	2	2	2
4.875% convertible notes (1)			4
Zero coupon convertible debentures			2
Total	36	31	55

(1)	In the third quarter of 2005, substantially all holders of our $96 million outstanding Oak 4 7/8% subordinated notes elected to convert their notes into Corning common stock. The conversion ratio was 64.41381 shares of Corning common stock for each $1,000 principal amount of notes. Upon the conversion of these notes, we issued 6 million shares of Corning common stock resulting in an increase to equity of $95 million.

17.	Share-based Compensation

Stock Compensation Plans

Corning’s share-based compensation programs include the following: employee stock options, time-based restricted stock, performance-based restricted stock, and the Worldwide Employee Stock Purchase Plan (WESPP). At December 31, 2007, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program and the 2003 Equity Plan for Non-Employee Directors Program. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following year. At December 31, 2007, there were approximately 90 million shares available for grant.

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

Under SFAS 123(R), for share-based payment awards granted subsequent to January 1, 2006, the fair value of awards that are expected to ultimately vest is recognized as expense over the requisite service periods. SFAS 123(R) requires forfeitures to be estimated at the time of the grant in order to estimate the amount of share-based payment awards that will ultimately vest. Forfeiture rates are based on historical rates. The estimated forfeiture rate will be adjusted if actual forfeitures differ significantly from the original estimates. The effect of any change in estimated forfeitures would be recognized through a cumulative catch-up adjustment that would be included in compensation cost in the period of the change in estimate. For share-based payment awards granted prior to January 1, 2006, the Company will recognize the remaining unvested SFAS 123 pro forma expense according to their remaining vesting conditions.

Total share-based compensation cost of $138 million and $127 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2007, and 2006, respectively. For the year ended December 31, 2006, $81 million in compensation cost was attributed to the effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R). Share-based compensation recognized under APB 25 for the year ended December 31, 2005 was $37 million and included (1) time-based restricted stock and (2) performance-based restricted stock. No tax benefits were realized on the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

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

17.	Share-based Compensation (continued)

The following table illustrates the effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) on 2006 net income and earnings per share (in millions, except per share amounts):

Year ended December 31, 2006
Income from continuing operations before income taxes	$ 81
Net income	$ 81
Earnings per Common Share – Basic:
Net income	$ 0.05
Earnings per Common Share – Diluted:
Net income	$ 0.05

The following table illustrates the effect on 2005 net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard preceded SFAS 123(R) and required different measurement criteria (in millions, except per share amounts):

Year ended December 31, 2005
Net income, as reported	$585
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	37
Deduct: Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(68)
Net income, pro forma	$554
Earnings per Common Share – Basic:
As reported	$0.40
Pro forma	$0.38
Earnings per Common Share – Diluted:
As reported	$0.38
Pro forma	$0.36

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the year ended December 31, 2007:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2006	95,730	$24.19
Granted	7,474	$23.57
Exercised	(14,210)	$8.27
Forfeited and Expired	(984)	$47.46
Options Outstanding as of December 31, 2007	88,010	$26.44	5.13	$685,520
Options Exercisable as of December 31, 2007	73,299	$27.39	4.46	$637,918

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2007, was approximately 48 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2007, 2006, and 2005 was $9.65, $9.42, and $6.18, respectively. The total fair value of options that vested during the years ended December 31, 2007, 2006, and 2005 was approximately $58 million, $74 million, and $72 million, respectively. Compensation cost related to stock options for the years ended December 31, 2007, and 2006, was approximately $69 million and $76 million, respectively, and there was zero cost for the year ended December 31, 2005.

17.	Share-based Compensation (continued)

As of December 31, 2007, there was approximately $50 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.54 years.

Proceeds received from the exercise of stock options were $109 million for the year ended December 31, 2007, which was included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the years ended December 31, 2007, 2006, and 2005 was approximately $221 million, $374 million, and $216 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 6 (Income Taxes) to the consolidated financial statements.

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

For stock options granted prior to December 1, 2005, the fair value of stock options was estimated using the Black-Scholes option-pricing model. The following are weighted-average inputs for the Black-Scholes option-pricing model used for grants under our stock plans through November 2005:

2005
Expected life in years	4
Risk free interest rate	3.8%
Expected volatility	50%
Expected dividends	0

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

Corning also uses historical data as well as forward looking explanatory variables, to estimate future option exercises and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected time to exercise of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. The range given below results from certain groups of employees exhibiting different behavior. The risk-free rates used in the lattice model are derived from the U.S. Treasury yield curve in effect from the grant date to the option’s expiration date. Since period-by-period calculations are employed in the lattice model, Corning uses risk-free rates that apply from one period to the next, generally quarter to quarter. Such rates are typically referred to as “forward” rates. Being essentially marginal rates, forward rates both vary during the contractual term of the option and exhibit greater variation than the yield curve from which they are derived.

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans since December 1, 2005:

	2007	2006	2005
Expected volatility	35-54%	36-54%	37-53%
Weighted-average volatility	51-52%	50-53%	49%
Dividend yield	0.88-0.91%	0	0
Risk-free rate	3.6-5.7%	0.4-11.2%	1.0-9.7%
Average risk-free rate	4.4-5.0%	4.6-5.3%	4.7%
Expected time to exercise (in years)	2.1-5.4	2.6-6.5	2.5-3.6
Pre-vesting departure rate	1.5-2.6%	1.5-2.4%	3%
Post vesting departure rate	3.5-6.7%	3.8-7.1%	10-16%

17.	Share-based Compensation (continued)

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2006, and changes during the year ended December 31, 2007:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2006	817	$14.88
Granted	356	24.66
Vested	(85)	12.87
Forfeited	(23)	22.09
Nonvested shares at December 31, 2007	1,065	$18.15

As of December 31, 2007, there was approximately $8 million of unrecognized compensation cost related to nonvested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.90 years. The total fair value of time-based restricted stock that vested during the years ended December 31, 2007, 2006, and 2005 was approximately $1 million, $2 million, and $3 million, respectively. Compensation cost related to time-based restricted stock was approximately $5 million, $3 million, and $2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock units as of December 31, 2006, and changes during the year ended December 31, 2007:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2006	8,729	$15.70
Granted	2,359	23.60
Vested	(2,258)	11.77
Forfeited	(60)	19.93
Nonvested shares at December 31, 2007	8,770	$18.80

As of December 31, 2007, there was approximately $83 million of unrecognized compensation cost related to nonvested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.21 years. The total fair value of performance-based restricted stock that vested during the years ended December 31, 2007 and 2006, was approximately $27 million and $9 million, and no performance-based restricted stock vested during the year ended December 31, 2005. Compensation cost related to performance-based restricted stock was approximately $60 million, $43 million, and $35 million for the years ended December 31, 2007, 2006, and 2005, respectively.

17.	Share-based Compensation (continued)

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

Corning conducts its worldwide operations through operating segments, which are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Operating Decision Making group (CODM) is comprised of the chairman and chief executive officer, vice chairman and chief financial officer, president and chief operating officer, executive vice president-chief administrative officer, executive vice president-chief technology officer, and senior vice president and operations chief of staff.

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

Our reportable operating segments follow:

•	Display Technologies - manufactures liquid crystal display glass for flat panel displays;
•	Telecommunications - manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry;
•	Environmental Technologies - manufactures ceramic substrates and filters for automobile and diesel applications; and
•	Life Sciences - manufactures glass and plastic consumables for scientific applications.

The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other”

18.	Operating Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Life Sciences	All Other	Total
For the year ended December 31, 2007
Net sales	$2,613	$1,779	$757	$307	$404	$5,860
Depreciation (1)	$326	$123	$89	$19	$34	$591
Amortization of purchased intangibles		$10				$10
Research, development and engineering expenses (2)	$125	$82	$126	$55	$42	$430
Restructuring, impairment and other charges and (credits) (before-tax) and minority interest) (3)		$(4)				$(4)
Income tax provision	$(135)	$(44)	$(18)	$(1)		$(198)
Earnings (loss) before minority interest and equity earnings (loss) (4)	$1,404	$105	$58	$(4)	$(9)	$1,554
Minority interests		$(1)			$(2)	$(3)
Equity in earnings (loss) of affiliated companies (5)	$582	$4	$2		$(9)	$579
Net income (loss)	$1,986	$108	$60	$(4)	$(20)	$2,130
Investment in affiliated companies, at equity	$1,733	$19	$32		$213	$1,997
Segment assets (6)	$5,853	$1,105	$853	$150	$527	$8,488
Capital expenditures	$883	$66	$67	$17	$32	$1,065

For the year ended December 31, 2006
Net sales	$2,133	$1,729	$615	$287	$410	$5,174
Depreciation (1)	$276	$157	$80	$20	$37	$570
Amortization of purchased intangibles		$11				$11
Research, development and engineering expenses (2)	$126	$82	$121	$49	$36	$414
Restructuring, impairment and other charges and (credits) (before-tax) and minority interest) (3)		$44		$6	$6	56
Income tax (provision) benefit	$(117)	$(27)	$(5)	$1	$(3)	$(151)
Earnings (loss) before minority interest and equity earnings (loss) (4)	$1,052	$9	$8	$(17)	$12	$1,064
Minority interests		$(7)			$(4)	$(11)
Equity in earnings (loss) of affiliated companies (5)	$565	$5	$(1)		$39	$608
Net income (loss)	$1,617	$7	$7	$(17)	$47	$1,661
Investment in affiliated companies, at equity	$1,382	$17	$30		$328	$1,757
Segment assets (6)	$4,752	$1,153	$844	$143	$640	$7,532
Capital expenditures	$829	$67	$146	$21	$22	$1,085

For the year ended December 31, 2005
Net sales	$1,742	$1,623	$580	$282	$352	$4,579
Depreciation (1)	$185	$180	$70	$20	$35	$490
Amortization of purchased intangibles		$13				$13
Research, development and engineering expenses (2)	$107	$76	$102	$40	$28	$353
Restructuring, impairment and other charges and (credits) (before-tax) and minority interest) (3)		$(47)			$(16)	(63)
Income tax provision	$(122)	$(15)	$(5)	$(2)	$(3)	$(147)
Earnings (loss) before minority interest and equity earnings (loss) (4)	$823	$61	$15	$(4)	$19	$914
Minority interests		$2			$(9)	$(7)
Equity in earnings (loss) of affiliated companies (5)	$416	$5			$(76)	$345
Net income (loss)	$1,239	$68	$15	$(4)	$(66)	$1,252
Investment in affiliated companies, at equity	$860	$11	$31		$296	$1,198
Segment assets (6)	$3,626	$1,153	$726	$137	$573	$6,215
Capital expenditures	$1,250	$43	$171	$17	$25	$1,506

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses includes direct project spending which is identifiable to a segment.
(3)	In 2006, restructuring, impairment and other charges and (credits) includes a charge of $44 million for certain assets in our Telecommunications segment. In 2005, restructuring, impairment and other charges and (credits) includes a gain of $84 million for the reversal of the cumulative translation account of a wholly-owned subsidiary that was substantially liquidated. Amounts for 2005, also include a charge of $28 million for a restructuring plan in the Telecommunications segment.
(4)	Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5)	Equity in earnings of affiliated companies, net of impairments includes the following restructuring and impairment charges:
•	In 2007, $40 million related to related to impairments and other charges and credits for Samsung Corning is included in All Other.
•	In 2006, gains of $2 million related to impairments and other charges and credits for Samsung Corning is included in All Other.
•	In 2005, $106 million to reflect our share of Samsung Corning Co., Ltd.’s asset impairment charges is included in All Other.
(6)	Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

For the year ended December 31, 2007, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display segment, three customers accounted for 62% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 25% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Life Sciences segment, one customer accounted for 44% of segment sales.

18.	Operating Segments (continued)

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

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Years ended December 31,
	2007	2006	2005
Net income of reportable segments	$2,150	$1,614	$1,318
Non-reportable segments	(20)	47	(66)
Unallocated amounts:
Net financing costs (1)	36	1	(93)
Stock-based compensation expense	(138)	(127)	(37)
Exploratory research (2)	(122)	(89)	(77)
Corporate contributions	(32)	(30)	(24)
Equity in earnings of affiliated companies, net of impairments (3)	363	352	266
Asbestos settlement (4)	(185)	2	(218)
Other corporate items (5)	98	85	(484)

Net income	$2,150	$1,855	$585

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2)	Exploratory research includes $49 million, $22 million, and $17 million of spending in 2007, 2006, and 2005, respectively, on development programs such as silicon on glass, green lasers, and microreactors.
(3)	Equity in earnings of affiliated companies, net of impairments represents equity in earnings of Dow Corning Corporation which includes the following items:
•	In 2006, a $33 million gain representing our share of a tax settlement relating to an IRS examination at Dow Corning.
•	In 2005, a gain of $11 million which represents our share of Dow Corning’s gain on the issuance of subsidiary stock.
(4)	In 2007, 2006, and 2005, the asbestos settlement includes a charge of 132 million, a credit of $24 million and a charge of $197 million, respectively, to reflect the movement in Corning’s common stock price in each year and $53 million, $22 million and $21 million, respectively, to adjust the estimated settlement value of the other components of the proposed asbestos settlement. See Note 7 (Investments) to the consolidated financial statements.
(5)	Other corporate items include the tax impact of the unallocated amounts and the following significant items:
•

In 2007, a loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010 and a credit of $103 million from the release of a valuation allowance on German tax benefits.

•	In 2006, tax benefits of $83 million from the release of valuation allowances for certain foreign locations.
•

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

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):

	Years ended December 31,
	2007	2006	2005
Total assets of reportable segments	$7,961	$6,892	$5,642
Non-reportable segments	527	640	573
Unallocated amounts:
Current assets (1)	3,808	3,422	2,682
Investments (2)	1,039	765	531
Property, net (3)	981	794	836
Other non-current assets (4)	899	552	943

Total assets	$15,215	$13,065	$11,207

(1)	Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning Corporation).
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets and deferred taxes.

18.	Operating Segments (continued)

Information concerning principal geographic areas was as follows (in millions):

	2007		2006		2005
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)

North America
United States	$1,630	$4,256	$1,479	$3,377	$1,339	$3,400
Canada	132		117		107
Mexico	48	64	51	33	56	114
Total North America	1,810	4,320	1,647	3,410	1,502	3,514

Asia Pacific
Japan	670	1,025	579	781	688	541
Taiwan	1,932	1,906	1,667	1,873	1,230	1,696
China	296	151	199	87	144	74
Korea	79	1,865	86	1,636	53	1,092
Other	182	3	145	7	155	3
Total Asia Pacific	3,159	4,950	2,676	4,384	2,270	3,406

Europe
Germany	269	110	267	115	261	159
France	53	150	29	125	43	105
United Kingdom	73	27	110		81	69
Italy	32		28		30
Other	343	139	296	97	265	68
Total Europe	770	426	730	337	680	401

Latin America
Brazil	22		20		19	3
Other	10	15	12	15	16
Total Latin America	32	15	32	15	35	3

All Other	89	8	89	7	92	13
Total	$5,860	$9,719	$5,174	$8,153	$4,579	$7,337

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.

Corning Incorporated and Subsidiary Companies

Schedule II - Valuation Accounts and Reserves

(in millions)

Year ended December 31, 2007	Balance at Beginning of Period	Additions	Net Deductions And Other	Balance at End of Period

Doubtful accounts and allowances	$21		$1	$20
Deferred tax assets valuation allowance	$3,542		$361	$3,181
Accumulated amortization of purchased intangible assets	$229	$16	$35	$210
Reserves for accrued costs of business restructuring	$76		$42	$34

Year ended December 31, 2006	Balance at Beginning of Period	Additions	Net Deductions And Other	Balance at End of Period

Doubtful accounts and allowances	$24		$3	$21
Deferred tax assets valuation allowance	$3,672		$130	$3,542
Accumulated amortization of purchased intangible assets	$200	$29		$229
Reserves for accrued costs of business restructuring	$85	$6	$15	$76

Year ended December 31, 2005	Balance at Beginning of Period	Additions	Net Deductions And Other	Balance at End of Period

Doubtful accounts and allowances	$30	$3	$9	$24
Deferred tax assets valuation allowance	$1,747	$2,030	$105	$3,672
Accumulated amortization of purchased intangible assets	$196	$13	$9	$200
Reserves for accrued costs of business restructuring	$95	$30	$40	$85

QUARTERLY OPERATING RESULTS

(unaudited)

(In millions, except per share amounts)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net sales	$1,307	$1,418	$1,553	$1,582	$5,860
Gross margin	$591	$659	$742	$757	$2,749
Restructuring, impairment and other charges		$(2)		$(2)	$(4)
Asbestos settlement charges (credits)	$110	$76	$(16)	$15	$185
Income from continuing operations before income taxes, minority interests and equity earnings	$167	$289	$445	$390	$1,291
(Provision) benefit for income taxes	(56)	(19)	(66)	61	(80)
Minority interests		(1)	(1)	(1)	(3)
Equity in earnings of affiliated companies, net of impairments	216	220	239	267	942
Net income	$327	$489	$617	$717	$2,150

Basic earnings per common share	$0.21	$0.31	$0.39	$0.46	$1.37
Diluted earnings per common share	$0.20	$0.30	$0.38	$0.45	$1.34

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$1,262	$1,261	$1,282	$1,369	$5,174
Gross margin	$573	$541	$566	$603	$2,283
Restructuring, impairment and other charges	$6	$5	$2	$41	$54
Asbestos settlement charges (credits)	$185	$(61)	$13	$(139)	$(2)
Income from continuing operations before income taxes, minority interests and equity earnings	$56	$283	$245	$377	$961
Benefit (provision) for income taxes	2	(24)	(33)		(55)
Minority interests	(1)	(1)	(6)	(3)	(11)
Equity in earnings of affiliated companies, net of impairments	200	256	232	272	960
Net income	$257	$514	$438	$646	$1,855

Basic earnings per common share	$0.17	$0.33	$0.28	$0.42	$1.20
Diluted earnings per common share	$0.16	$0.32	$0.27	$0.41	$1.16

DOW CORNING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2007

DOW CORNING CORPORATION AND SUBSIDIARIES

Report of Independent Auditors

To the Stockholders and

Board of Directors of

Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 5, 2008

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net Sales	$4,943.1	$4,391.6	$3,878.7

Operating Costs and Expenses
Cost of sales	3,196.0	2,863.8	2,567.2
Marketing and administrative expenses	568.8	532.7	556.2

Total operating costs and expenses	3,764.8	3,396.5	3,123.4

Operating Income	1,178.3	995.1	755.3

Interest income	64.5	47.7	25.3
Interest expense	-	(0.2)	(3.9)
Gain on issuance of subsidiary stock	-	-	21.2
Other nonoperating income, net	22.2	14.3	14.4

Income before Income Taxes and Minority Interests	1,265.0	1,056.9	812.3

Income tax provision	410.6	276.6	253.8
Minority interests’ share in income	164.3	111.9	52.0

Net Income	$690.1	$668.4	$506.5

Weighted-Average Common Shares Outstanding (basic and diluted)	2.5	2.5	2.5

Net Income per Share (basic and diluted)	$276.04	$267.36	$202.60

Dividends Declared per Common Share	$104.00	$72.00	$36.00

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$225.4	$252.0
Marketable securities	1,487.2	1,308.3
Accounts receivable (net of allowance for doubtful accounts of $9.0 in 2007 and $8.1 in 2006)	675.9	656.3
Anticipated implant insurance receivable	70.9	73.7
Notes and other receivables	158.1	139.2
Inventories	702.9	584.7
Deferred income taxes	131.5	125.2
Other current assets	59.2	40.4

Total current assets	3,511.1	3,179.8

Property, Plant and Equipment	6,336.3	5,122.7
Less - Accumulated Depreciation	(3,793.9)	(3,476.8)

Net property, plant and equipment	2,542.4	1,645.9

Other Assets
Marketable securities	80.3	10.5
Anticipated implant insurance receivable	60.1	111.1
Deferred income taxes	773.2	809.8
Intangible assets (net of accumulated amortization of $23.0 in 2007 and $17.3 in 2006)	40.9	43.9
Goodwill	75.4	68.0
Other	115.3	103.3

Total other assets	1,145.2	1,146.6

Total Assets	$7,198.7	$5,972.3

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings and current maturities of long-term debt	$24.3	$43.8
Trade accounts payable	507.9	376.5
Accrued payrolls and employee benefits	263.8	242.3
Accrued taxes	57.9	48.6
Accrued interest	71.9	68.5
Current portion of implant reserve	49.9	82.1
Other current liabilities	291.1	193.1

Total current liabilities	1,266.8	1,054.9

Other Liabilities
Long-term debt	43.3	38.9
Implant reserve	1,608.3	1,637.2
Employee benefits	563.4	605.8
Co-insurance payable	9.9	19.9
Deferred revenue	821.5	325.4
Other noncurrent liabilities	141.7	128.7

Total other liabilities	3,188.1	2,755.9

Minority Interest in Consolidated Subsidiaries	383.3	298.3

Stockholders’ Equity
Common stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	2,433.6	2,003.2
Accumulated other comprehensive loss:
Cumulative translation adjustment	181.1	99.5
Pension and other postretirement benefit adjustments	(264.5)	(243.6)
Other equity adjustments	(2.2)	(8.4)

Total accumulated other comprehensive loss	(85.6)	(152.5)

Total stockholders’ equity	2,360.5	1,863.2

Total Liabilities and Stockholders’ Equity	$7,198.7	$5,972.3

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Year ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$690.1	$668.4	$506.5
Depreciation and amortization	244.8	217.9	211.6
Changes in deferred revenue	543.1	239.3	111.4
Minority interests’ share in income	164.3	111.9	52.0
Other, net	55.2	53.4	66.5
Changes in operating assets and liabilities
Changes in accounts and notes receivable	(14.9)	(144.0)	(33.2)
Changes in accounts payable	121.2	56.4	21.2
Changes in inventory	(131.4)	(61.7)	(107.2)
Changes in other operating assets and liabilities	23.5	(100.5)	45.6
Cash Flows Related to Reorganization:
Reorganization costs	(3.7)	(2.8)	(3.4)
Implant reserve and other payments	(46.3)	(67.7)	(40.3)
Payments under co-insurance arrangement	(7.5)	(13.9)	(2.1)
Implant insurance reimbursements	53.8	80.6	42.4

Cash provided by operating activities	1,692.2	1,037.3	871.0

Cash Flows from Investing Activities
Capital expenditures	(1,080.4)	(511.6)	(200.5)
Proceeds from sales and maturities of securities	5,488.6	5,060.4	3,379.1
Purchases of securities	(5,744.4)	(5,281.6)	(4,107.7)
Other, net	(23.1)	(36.7)	(7.0)

Cash used in investing activities	(1,359.3)	(769.5)	(936.1)

Cash Flows from Financing Activities
Payments on long-term debt	(1.0)	(11.9)	(11.1)
Net change in short-term borrowings	(17.6)	15.1	7.4
Distributions to minority interests	(86.8)	(22.7)	(58.2)
Cash received from minority interests	-	40.2	48.6
Dividends paid to stockholders	(260.0)	(180.0)	(90.0)

Cash used in financing activities	(365.4)	(159.3)	(103.3)

Effect of Exchange Rate Changes on Cash	5.9	5.9	(16.0)

Changes in Cash and Cash Equivalents
Net (decrease) increase in cash and cash equivalents	(26.6)	114.4	(184.4)
Cash and cash equivalents at beginning of period	252.0	137.6	322.0

Cash and cash equivalents at end of period	$225.4	$252.0	$137.6

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions of U.S. dollars)

	Year ended December 31,
	2007	2006	2005
Common Stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)
Balance at beginning and end of year	$12.5	$12.5	$12.5

Retained Earnings
Balance at beginning of year	2,003.2	1,514.8	1,098.3
Adoption of FASB Interpretation No. 48	0.3	-	-
Net income	690.1	668.4	506.5
Common stock dividends declared	(260.0)	(180.0)	(90.0)

Balance at end of year	2,433.6	2,003.2	1,514.8

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment balance at beginning of year	99.5	35.1	170.6
Translation adjustments	81.6	64.4	(136.8)
Income tax benefit	-	-	1.3

Balance at end of year	181.1	99.5	35.1

Pension and other postretirement benefit adjustments at beginning of year	(243.6)	(131.1)	(135.8)
Pension and other postretirement benefit adjustments	(36.4)	-	-
Additional minimum liability	-	115.6	3.2
Income tax benefit (provision)	15.5	(39.9)	1.5
Adoption of FASB Statement No. 158, net of tax of $103.2	-	(188.2)	-

Balance at end of year	(264.5)	(243.6)	(131.1)

Other equity adjustments balance at beginning of year	(8.4)	9.1	0.8
Unrealized gain (loss) on cash flow hedges	11.2	(28.2)	14.2
Unrealized gain (loss) on available-for-sale securities	0.4	0.6	(1.4)
Income tax benefit (provision)	(5.4)	10.1	(4.5)

Balance at end of year	(2.2)	(8.4)	9.1

Total Accumulated Other Comprehensive Loss	(85.6)	(152.5)	(86.9)

Stockholders’ Equity	$2,360.5	$1,863.2	$1,440.4

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions of U.S. dollars)

	Year ended December 31,
	2007	2006	2005
Net Income	$690.1	$668.4	$506.5

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	81.6	64.4	(135.5)
(net of tax of $0, $0, $(1.3))
Unrealized net gain on available-for-sale securities	0.1	0.3	(1.0)
(net of tax of $(0.3), $(0.2), $0.4)
Net gain (loss) on cash flow hedges	6.1	(17.8)	9.3
(net of tax of $(5.1), $10.3, $(4.9))
Pension and other postretirement benefit adjustments	(20.9)	75.7	4.7
(net of tax of $15.5, $(39.9), $1.5)

Other comprehensive income (loss), net of tax	66.9	122.6	(122.5)

Comprehensive Income	$757.0	$791.0	$384.0

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except where noted)

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

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities in the United States, Belgium, China, Germany, Ireland, Japan, South Korea and the United Kingdom. The Company also operates technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Certain prior year items have been reclassified to conform to the 2007 presentation.

Bankruptcy Proceedings

On May 15, 1995, the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division in order to resolve the Company’s breast implant liabilities and related matters. The Company emerged from its Chapter 11 proceeding on June 1, 2004. Upon emergence from the Company’s Chapter 11 proceeding, the Company was not subject to “fresh start” reporting as defined in American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 90-7. See Note 14 for further information on this matter.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Dow Corning and all of its wholly owned and majority owned domestic and foreign subsidiaries. The Company’s interests in 20% to 50% owned subsidiaries are carried on the equity basis and are included in “Other Assets - Other” in the consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation “FIN” No. 46 (Revised), Consolidation of Variable Interest Entities, the Company’s policy is to include the accounts of entities in which the Company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests), and for which it is the primary beneficiary, in the Company’s consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of ninety days or less. The carrying amounts for cash equivalents approximate their fair values.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

The value of inventories is determined using lower of cost or market as the basis. Produced goods are valued using a first-in, first-out cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology. See Note 5 for further information.

Property and Depreciation

Property, plant and equipment is carried at cost less any impairment and is depreciated over estimated useful lives principally using accelerated methods through December 31, 2007. Engineering and other costs directly related to the construction of property, plant and equipment are capitalized as construction in progress until construction is complete and such property, plant and equipment is ready and available to perform its specifically assigned function. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. If an asset is determined to be impaired, the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred.

Effective January 1, 2008, the Company will change its deprecation method for its property, plant and equipment from accelerated methods to straight-line. The change will be applied prospectively and accounted for as a change in estimate effected by a change in accounting policy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. The straight-line method is preferable because it will better allocate the cost of assets to the pattern of consumption due to technological advances and improved maintenance processes which have occurred over time. This change had no impact on current year earnings.

The Company capitalizes the costs of internal-use software in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amounts capitalized during the years ended December 31, 2007 and 2006 were $11.5 and $7.8, respectively. As of December 31, 2007 and 2006, unamortized software costs were $11.0 and $5.5, respectively. Amortization expense of $7.4, $6.9 and $5.8 was recognized during the years ended December 31, 2007, 2006 and 2005, respectively, related to such capitalized software costs.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. See Note 8 for further information.

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FIN No. 47, Accounting for Conditional Asset Retirement Obligations. SFAS No. 143 requires companies to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists. These obligations may result from acquisition, construction, or the normal operation of a long-lived asset. The Company records asset retirement obligations at fair value in the period in which they are incurred. As of December 31, 2007 and 2006, the Company had noncurrent liabilities of $7.0 and $6.4, respectively, for asset retirement obligations primarily related to landfill closure costs recorded in the consolidated balance sheets as “Other noncurrent liabilities.”

In addition, the Company has identified conditional asset retirement obligations, such as for the removal of asbestos, and records such obligations when there are plans in place to undertake major renovations or plans to exit a facility. Due to the nature of the Company’s operations, the Company has determined that there is an indeterminate settlement date for the existing conditional asset retirement obligations as the range of time over which the Company may settle the obligation is unknown or cannot be estimated. Therefore, the Company cannot reasonably estimate the fair value of the liability.

Marketable Securities

The Company accounts for investments in debt and equity securities in conformity with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the use of fair value accounting for trading or available-for-sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” in the consolidated balance sheets. All such investments are considered to be available for sale. If the decline in fair value of an investment in debt or equity securities is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred. The Company does not invest in securities that are below investment grade. See Note 4 for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. The Company’s policies limit the amount of credit exposure to any single counterparty for cash and investments. The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative instruments. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically such losses have been within expectations. Management believes the risk of incurring material losses related to credit risk is remote, and any losses would be immaterial to consolidated financial results.

Intangibles

Intangible assets of the Company include goodwill, patents and licenses, and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company tests the carrying value of goodwill for impairment annually, as required by SFAS No. 142. The Company completed its tests for impairment of goodwill during the three month period ended September 30, 2007. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. See Note 9 for further information.

Revenue

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectibility is reasonably assured. Revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts. Amounts billed to customers in excess of amounts recognized as revenue are reported as deferred revenue in the consolidated balance sheets. See Note 11 for further information. The Company’s revenue recognition policies comply with the interpretative guidance in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements.

Shipping Costs

Shipping costs are primarily comprised of payments to third party shippers. The Company records shipping costs incurred as a component of “Cost of sales” in the consolidated statements of income. Shipping costs totaled $134.3, $117.1 and $113.9 for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in “Cost of sales” in the consolidated statements of income. These costs totaled $229.5 in 2007, $197.7 in 2006 and $182.3 in 2005, and were comprised primarily of labor costs, outside services and depreciation.

Income Taxes

The Company accounts for income taxes in conformity with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. Further, the Company recognizes tax liabilities stemming from uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of SFAS No. 109. These judgments are routinely reviewed by management. At December 31, 2007 and 2006, the Company had net deferred tax asset balances of $902.6 and $909.0, respectively, after valuation allowances of $30.0 and $16.8, respectively. For additional information, see Note 6.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Since the Company does business in many countries, these fluctuations affect the Company’s consolidated financial position and results of operations. The Company accounts for these fluctuations in accordance with SFAS No. 52, Foreign Currency Translation.

Subsidiaries in Europe, Japan and China translate their assets and liabilities, stated in their functional currency, into U.S. dollars at current exchange rates, that is, the rates in effect at the end of the period. The resulting gains or losses are reflected in “Cumulative translation adjustment” in the stockholders’ equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in “Other nonoperating income, net” in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

For non-U.S. subsidiaries outside of Europe, Japan and China, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in “Other nonoperating income, net” in the consolidated statements of income.

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

The Company recognizes all derivatives as “Other current assets” or “Other current liabilities” in the consolidated balance sheets at fair value. On the date the derivative instrument is entered into, if the Company is designating the instrument as a hedge, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative that is designated as and meets all the required criteria for a hedge of a net investment are recorded in accumulated other comprehensive income. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Cash flows from derivatives designated as hedges are classified in the same category of the consolidated statements of cash flows as the items being hedged. Cash flows from derivatives not designated as hedging instruments are classified in the investing activities section of the consolidated statements of cash flows.

The majority of currency derivative instruments entered into by the Company are not designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Net foreign currency gains and losses recognized in income, which include changes in the fair value of such currency derivatives as well as foreign exchange gains and losses on monetary assets and liabilities of the Company, amounted to gains of $9.3, losses of $0.4 and gains of $1.5, in 2007, 2006, and 2005, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Litigation

The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to mitigate the impact, if any, of certain of the legal proceedings. The required reserves may change in the future due to new developments in each matter. See Notes 14 and 15 for further information.

Environmental Matters

The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The recorded liabilities are adjusted periodically, as remediation efforts progress or as additional technical or legal information become available. See Note 15 for further information.

Issuance of Shares by Subsidiaries

Gains or losses arising from the issuance of shares by subsidiaries due to changes in the Company’s proportionate share of the value of the issuing subsidiary’s equity are recorded in the consolidated statements of income as “Other nonoperating income, net” pursuant to SAB Topic 5-H, Accounting for Sales of Stock by a Subsidiary.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the way assets and liabilities, including contingent liabilities, acquired in a business combination are valued. SFAS No. 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) for all business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 changes the classification of ownership interests in subsidiaries held by parties other than the parent to a separate component of equity. SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 160 on the Company’s consolidated statement of financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities including an Amendment of FASB Statement No. 115. SFAS No. 159 provides an option for valuing many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects the adoption of SFAS No. 159 to have an immaterial impact on the Company’s consolidated statement of financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should measure fair value when use of a fair value measure for recognition or disclosure purposes is required by accounting principles generally accepted in the United States. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects the adoption of SFAS No. 157 to have an immaterial impact on the Company’s consolidated statement of financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires a company with defined benefit pension and other postretirement plans to recognize the funded status of the benefit plan in its statement of financial position. The funded status is measured, on a plan by plan basis, as the difference between plan assets at fair value and the benefit obligation. For defined benefit pension plans, the benefit obligation is defined by SFAS No. 158 to be the projected benefit obligation and for other postretirement benefit plans the benefit obligation is defined to be the accumulated benefit obligation. SFAS No. 158 also requires the recognition of gains or losses and prior service costs or credits that arise during the period but which have not been recognized as components of net periodic pension cost as a component of accumulated other comprehensive income. Under SFAS No. 158, companies are required to measure the plan assets and obligations as of the companies’ year end date. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for companies with publicly traded equity securities and for fiscal years ending after June 15, 2007 for all other companies. The Company adopted SFAS No. 158 effective December 31, 2006. See Note 13 for further details.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP No. AUG AIR-1 prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 16, 2006. The Company recognizes all maintenance expenses in the period in which the maintenance activity occurs, and as such, the adoption of FSP No. AUG AIR-1 did not have any impact on the Company’s consolidated financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued SAB No. 108, Topic 1-N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires companies to evaluate the materiality of current year misstatements using both the rollover approach and the iron curtain approach. SAB No. 108 is effective for statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The Company adopted FIN No. 48 on January 1, 2007. Previously, the Company accounted for uncertain income taxes in accordance with SFAS No. 5, Accounting for Contingencies. Under the new standard, the Company recognizes tax liabilities stemming from uncertain income tax positions by applying a revised measurement threshold. In addition, the Company records any associated interest and penalties that may reasonably be assessed by various taxing authorities. Under FIN No. 48, interest and penalties may be classified as income tax expense or separately disclosed; the Company has aggregated these charges within income tax expense. The implementation of FIN No. 48 resulted in a credit of $0.3 to retained earnings as of January 1, 2007. See Note 6 for further details.

On September 15, 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF 04-13 describes the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction, and describes the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006. The Company adopted the provisions of EITF 04-13 during the three months ended June 30, 2006. The adoption of EITF 04-13 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

NOTE 3 – ACQUISITIONS AND DIVESTITURES

On December 31, 2006, the Company, through its wholly owned subsidiary, Dow Corning Enterprises, Inc. (“DCEI”), sold its 60% ownership interest in DC Dongjue Silicone Group Co., Ltd for $6.1. Goodwill of $4.6 was disposed of as part of this sale. The Company recognized a loss of $2.9 on the divestiture of DC Dongjue Silicone Group Co., Ltd, which has been reported as “Other nonoperating income, net” in the consolidated statements of income for the year ended December 31, 2006.

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

NOTE 4 – INVESTMENTS

Investments reflected in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets at December 31, 2007 and 2006 were $1,567.5 and $1,318.8, respectively. The amounts classified as current of $1,487.2 and $1,308.3 as of December 31, 2007 and 2006, respectively, consist principally of auction rate securities backed by the U. S. Government or one of its agencies and corporate and municipal issue bonds. These investments are of high credit quality with credit ratings of AA or higher. Auction rate securities are variable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with the underlying securities that have contractual maturities that range from 1 to 35 years. At December 31, 2007, the Company also had $76.7 of debt securities with maturities that range from 1 to 3 years.

These investments have been classified as “available for sale” in conformity with SFAS No. 115. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of investments, the specific identification method is used.

The Company reviews all marketable securities to determine if any decline in value is other than temporary. The analysis includes a review of the amount and duration of the decline in value of a security in comparison to that of similar securities in the same market sector. The Company’s investments had no other than temporary impairments as of December 31, 2007.

The amortized cost, gross unrealized gains, gross unrealized losses, and market value of the investments consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Debt Securities
Corporate bonds	$195.8	$-	$-	$195.8
Municipal bonds	1,367.6	0.5	-	1,368.1

Total Debt Securities	$1,563.4	$0.5	$-	$1,563.9

Foreign Equity Securities	$1.6	$1.1	$-	$2.7
Other	$0.9	$-	$-	$0.9

Total Marketable Securities	$1,565.9	$1.6	$-	$1,567.5

NOTE 4 – INVESTMENTS (Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Debt Securities
Corporate bonds	$297.2	$-	$(0.2)	$297.0
Municipal bonds	1,011.3	-	-	1,011.3

Total Debt Securities	$1,308.5	$-	$(0.2)	$1,308.3

Foreign Equity Securities	$1.4	$1.6	$-	$3.0
Other	$7.5	$-	$-	$7.5

Total Marketable Securities	$1,317.4	$1.6	$(0.2)	$1,318.8

NOTE 5 – INVENTORIES

The value of inventories is determined using lower of cost or market as the basis. Produced goods are valued using a first-in, first-out (FIFO) cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology.

The following table provides a breakdown of inventories at December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
Produced goods	$580.6	$469.2
Purchased materials	76.8	81.1
Maintenance and supplies	45.5	34.4

Total Inventory	$702.9	$584.7

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

NOTE 6 – INCOME TAXES

The components of income before income taxes and minority interests as of December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Income Before Income Taxes and Minority Interests
Domestic	$1,065.2	$915.6	$550.1
Foreign	199.8	141.3	262.2

Total Income Before Income Taxes and Minority Interests	$1,265.0	$1,056.9	$812.3

NOTE 6 – INCOME TAXES (Continued)

The components of the income tax provision as of December 31, 2007, 2006 and 2005 are as follows:

	2007
	Current	Deferred	Total
Provision (Credit) for Income Taxes
Domestic	$310.0	$22.6	$332.6
Foreign	70.7	7.3	78.0

Total Provision (Credit) for Income Taxes	$380.7	$29.9	$410.6

	2006
	Current	Deferred	Total
Provision (Credit) for Income Taxes
Domestic	$169.0	$52.3	$221.3
Foreign	52.9	2.4	55.3

Total Provision (Credit) for Income Taxes	$221.9	$54.7	$276.6

	2005
	Current	Deferred	Total
Provision (Credit) for Income Taxes
Domestic	$98.8	$62.8	$161.6
Foreign	64.1	28.1	92.2

Total Provision (Credit) for Income Taxes	$162.9	$90.9	$253.8

The tax effects of the principal temporary differences as of December 31, 2007 and 2006 giving rise to deferred tax assets and liabilities were as follows:

	2007	2006
Deferred Tax Assets
Implant costs	$571.7	$576.9
Postretirement benefit obligations	209.4	191.2
Tax loss carryforwards	154.8	166.1
Accruals and other	123.3	99.5
Long-term debt	34.0	33.2
Inventories	27.5	23.3

Total Deferred Tax Assets	1,120.7	1,090.2

Deferred Tax Liabilities
Property, plant and equipment	(188.1)	(164.4)

Net Deferred Tax Asset Prior to Valuation Allowance	932.6	925.8
Less: Valuation Allowance	(30.0)	(16.8)

Net Deferred Tax Asset	$902.6	$909.0

Management believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in SFAS No. 109. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

NOTE 6 – INCOME TAXES (Continued)

Tax effected operating loss carryforwards at December 31, 2007 amounted to $154.8 compared to $166.1 at the end of 2006. Substantially all of the tax effected operating loss carryforwards are subject to an indefinite carryforward period. Substantially all tax effected operating loss carryforwards were generated by the Company’s subsidiary in the United Kingdom. There is an unlimited carryforward of net operating losses in the United Kingdom and management has determined that no valuation allowance is needed for these net operating losses.

Of the valuation allowance of $30.0 at December 31, 2007, $5.1 is attributable to the inability to utilize net operating loss carryforwards from the Company’s subsidiaries of $2.5 in Ireland, $1.7 in China, $0.6 in France and $0.3 in the Netherlands. The operating loss carryforwards in Ireland, France, and the Netherlands have indefinite carryforward periods. The operating loss carryforward period in China is five years. The majority of the remaining valuation allowance of $24.9 is attributable to non-realizable timing benefits in Chinese subsidiaries that are in the initial start-up operations

Cash paid during the year for income taxes, net of refunds received, was $360.7 in 2007, $316.2 in 2006 and $156.8 in 2005.

The income tax provision at the effective rate differs from the income tax provision at the United States federal statutory tax rate in effect during December 31, 2007, 2006 and 2005 for the reasons illustrated in the following table:

	2007	2006	2005

Income Tax Provision at Statutory Rate	$442.7	$369.9	$284.3

Domestic manufacturing deduction	(21.3)	(7.2)	(4.8)
Tax exempt interest income	(15.8)	(11.7)	(4.7)
U.S. tax effect of foreign earnings and dividends	(6.6)	1.1	(21.2)
Foreign provisions and related items	(4.4)	5.5	0.4
Extra territorial income	-	(15.9)	(14.7)
Audit settlement	-	(66.6)	-
State income taxes	8.7	10.0	27.4
Change in foreign tax rates	13.5	-	-
Other, net	(6.2)	(8.5)	(12.9)

Total Income Tax Provision at Effective Rate	$410.6	$276.6	$253.8

Effective Rate	32.5%	26.2%	31.2%

As of December 31, 2007, income and remittance taxes have not been recorded on $362.6 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examination by tax authorities for years before 2004. The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

Year
China	2003
United States	2004
United Kingdom	2004
France	2004
Belgium	2004
Germany	2005
Japan	2007
Korea	2007

NOTE 6 – INCOME TAXES (Continued)

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in the third quarter of 2006. In the third quarter of 2007 the IRS commenced an examination of the 2005 U.S. income tax return of one of the Company’s consolidated subsidiaries. In addition, certain foreign jurisdictions, including Germany and Belgium, and certain states, have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. Management anticipates that all audits currently underway will be closed during 2008. As of December 31, 2007, no jurisdiction has proposed any significant adjustments to the Company’s tax returns that would materially affect the Company’s financial position. In addition, the effect of any proposed adjustment would be offset by overpayments currently on deposit with the appropriate jurisdictions. The Company anticipates, therefore, that no additional payments will be made during 2008 related to any audit activity, and that any changes to its liability for unrecognized tax benefits would be immaterial.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $0.3 decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Unrecognized tax benefits as of January 1, 2007	$9.8
Additions based on tax positions related to the current year	2.7
Additions for tax positions of prior years	7.5
Reductions for tax positions of prior years	(1.2)
Settlements	-

Balance as of December 31, 2007	$18.8

Including the cumulative effect decrease, at the beginning and end of 2007, the Company had approximately $9.8 and $18.8 of total gross unrecognized tax benefits, respectively. Of these totals, $7.6 and $15.1 (net of the federal benefit on state issues) represents the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $0.6 in interest and penalties. The Company had approximately $3.1 for the payment of interest and penalties accrued as of December 31, 2007.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses forward exchange contracts and options to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. The maturities of these contracts and options do not exceed one year. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized losses of $3.4 at December 31, 2007 and $4.5 at December 31, 2006. The fair value of the Company’s forward exchange contracts and options is based principally on quoted market prices. The results of these hedges are reflected in the consolidated statements of income as “Other nonoperating income, net.” Cash flows from such derivatives are a component of cash flows from investing activities in the consolidated statements of cash flows.

The Company also uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized losses of $0.7 and $14.1 at December 31, 2007 and 2006, respectively. The forward contracts and options outstanding at December 31, 2007 hedge forecasted transactions expected to occur within the next 27 months. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets until the underlying hedged item impacts earnings. Cash flows from such derivatives are a component of cash flows from operating activities in the consolidated statements of cash flows. Net losses of $2.5 ($1.7 after tax) are expected to be reclassified from accumulated other comprehensive loss to the consolidated statements of income and included as part of cost of sales in the next twelve months.

Forward exchange options are also used to hedge specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets until the forecasted transaction occurs. The carrying amounts, which represent fair values, of these options were net unrealized losses of $3.4 and $0.6 at December 31, 2007 and 2006, respectively. The options outstanding at December 31, 2007 hedge forecasted transactions expected to occur within the next 12 months. Cash flows from such derivatives are a component of cash flows from operating activities in the consolidated statements of cash flows. Net losses of $3.4 ($2.3 after tax) are expected to be reclassified from accumulated other comprehensive loss to the consolidated statements of income and included as part of other nonoperating income, net during the next twelve months.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

The following table provides a breakdown of property, plant and equipment balances at December 31, 2007 and 2006:

	Estimated Useful Life (Years)	2007	2006
Land	-	$95.2	$93.4
Land improvements	11-20	153.2	137.3
Buildings	10-33	1,007.0	889.1
Machinery and equipment	3-25	3,967.0	3,656.7
Construction-in-progress	-	1,113.9	346.2

Total property, plant and equipment		6,336.3	5,122.7

Accumulated depreciation		(3,793.9)	(3,476.8)

Net property, plant and equipment		$2,542.4	$1,645.9

The Company recorded depreciation expense of $240.2, $213.2 and $206.2 for the years ended December 31, 2007, 2006 and 2005, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2007, 2006 and 2005 was $8.6 ($5.8 after tax), $7.6 ($4.8 after tax) and $4.3 ($2.7 after tax), respectively. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 14 for additional details on interest payable to the Company’s commercial creditors.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2007 and 2006, the gross and net amounts of intangible assets, excluding goodwill were:

	2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$9.8	$(2.5)	$7.3
Customer/Distributor relationships	22.9	(9.2)	13.7
Completed technology	11.2	(3.3)	7.9
Other	20.0	(8.0)	12.0

Total	$63.9	$(23.0)	$40.9

	2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$10.7	$(2.4)	$8.3
Customer/Distributor relationships	21.6	(6.1)	15.5
Completed technology	10.5	(2.1)	8.4
Other	18.4	(6.7)	11.7

Total	$61.2	$(17.3)	$43.9

The Company recorded amortization expense related to these intangible assets of $4.6, $4.7 and $5.4 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense to be recorded in each of the next five succeeding years is as follows:

2008	$5.1
2009	5.0
2010	5.0
2011	4.7
2012	2.1

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Beginning balance	$68.0	$66.1
Disposals	(0.4)	(4.6)
Translation and other	7.8	6.5

Total ending balance	$75.4	$68.0

NOTE 10 – NOTES PAYABLE AND CREDIT FACILITIES

Notes payable include amounts outstanding under short-term lines of credit and were $22.0 and $39.8 at December 31, 2007 and 2006, respectively. The carrying amounts of these short-term borrowings approximated their fair value. The weighted average interest rate on short-term borrowings outstanding at December 31, 2007 and 2006 was 5.25% and 4.90%, respectively.

In December 2004, the Company entered into a $500.0 unsecured revolving credit agreement with a syndicate of commercial banks, which would have expired in December 2009. During the year ended December 31, 2006, the Company exchanged this revolving credit arrangement for a new $500.0 revolving credit arrangement with expiration in 2011. The revolving credit agreement allows for borrowing in various currencies for general corporate purposes of the Company and its subsidiaries and requires the payment of commitment fees. As of December 31, 2007 and December 31, 2006, this credit line was unused.

In addition, the Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2007 and 2006 with various U.S. and foreign banks totaling $75.5 and $114.4, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

DCT maintains an accounts receivable securitization facility with its primary bank. The discount rate under this facility is TIBOR plus 0.15%. DCT sold accounts receivable in the amount of $154.3 to such bank in exchange for $154.1 during 2007. Under the facility, DCT retains no interest in the accounts receivable. As of December 31, 2007, $25.7 remained outstanding under the facility.

NOTE 11 – DEFERRED REVENUE

The Company enters into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. The product sales agreements extend over various periods (5 or 10 years) and the revenue associated with the agreements is recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology are included as deferred revenue in the consolidated balance sheets.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2007 and 2006, advanced payments of $554.8 and $226.9, respectively, were received by the Company. These amounts are recorded as deferred revenue and are recognized as income ratably on a per kilogram basis as products are shipped over the life of the agreements. The Company expects to receive advanced payments of $622.5 in the next twelve months, and $420.4 in periods thereafter. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments.

Deferred revenue included in the consolidated balance sheets as of December 31, 2007 and 2006 was $893.7 and $350.6, respectively. The current portion of $72.2 and $25.2 was recorded as “Other current liabilities” in the consolidated balance sheets as of December 31, 2007 and 2006, respectively. The remaining amounts were included in the consolidated balance sheets as “Deferred revenue” in noncurrent liabilities. The advanced payments received are reported as cash flows from operating activities on the consolidated statements of cash flows.

NOTE 12 – LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Long-Term Debt
Variable rate notes due 2007
4.23% at December 31, 2006	-	0.7
Fixed rate notes due 2007
5.85% at December 31, 2006	-	1.5
Variable rate bonds due 2019
4.86% at December 31, 2007	5.4	5.4
Other obligations and capital leases
4.20-6.40% at December 31, 2007	40.2	35.3

Total Long-Term Debt	45.6	42.9
Less-payments due within one year	2.3	4.0

Total Long-Term Debt Due after one year	$43.3	$38.9

The fair value of the Company’s long-term debt, including the portion due within one year, approximated its book value of $45.6 at December 31, 2007. At December 31, 2006, the fair value of the long-term debt, including the portion due within one year, approximated the book value of $42.9.

Annual aggregate maturities of the long-term debt of the Company are: $2.3 in 2008, $0.1 in 2009, $1.2 in 2010, $1.6 in 2011, $1.8 in 2012 and $17.3 thereafter.

Cash paid during the year for interest was $4.7 in 2007, $5.7 in 2006 and $5.1 in 2005.

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of pension expense for the Company’s domestic and foreign plans are set forth below for the years ended December 31, 2007, 2006 and 2005:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Net Periodic Benefit Cost
Service cost	$27.8	$26.4	$23.7	$24.5	$23.6	$17.9
Interest cost on projected benefit obligations	63.9	61.1	59.8	31.4	26.3	24.2
Expected return on plan assets	(74.9)	(64.5)	(54.5)	(29.4)	(23.7)	(23.8)
Amortization of net transition obligation	-	-	-	0.3	0.2	0.2
Amortization of net prior service costs	4.4	4.4	3.1	1.2	1.0	0.6
Amortization of net losses	9.0	12.5	16.0	9.2	10.8	5.3
Curtailments, settlements and special termination benefits	-	-	-	0.1	(0.2)	(0.2)

Total Pension Expense	$30.2	$39.9	$48.1	$37.3	$38.0	$24.2

	Total
	2007	2006	2005
Service cost	$52.3	$50.0	$41.6
Interest cost on projected benefit obligations	95.3	87.4	84.0
Expected return on plan assets	(104.3)	(88.2)	(78.3)
Amortization of net transition obligation	0.3	0.2	0.2
Amortization of net prior service costs	5.6	5.4	3.7
Amortization of net losses	18.2	23.3	21.3
Curtailments, settlements and special termination benefits	0.1	(0.2)	(0.2)

Total Pension Expense	$67.5	$77.9	$72.3

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income during the year ended December 31, 2007:

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	U.S. Plans 2007	Non-U.S. Plans 2007	Total 2007
Amortization of net prior service costs	$(4.4)	$(1.2)	$(5.6)
Amortization of transition obligation	-	(0.3)	(0.3)
Amortization of net losses	(9.0)	(9.2)	(18.2)
Net loss (gain) arising during the year	61.5	(26.8)	34.7
Other	-	0.2	0.2

Total	$48.1	$(37.3)	$10.8

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets for the years ended December 31, 2007 and 2006 are as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2007	2006	2007	2006	2007	2006
Projected benefit obligation	$73.4	$65.5	$604.3	$569.1	$677.7	$634.6
Accumulated benefit obligation	73.0	63.2	534.1	503.6	607.1	566.8
Fair value of plan assets	-	-	425.5	378.1	425.5	378.1

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets, and the funded status of the plans as of December 31, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans		Total
	2007	2006	2007	2006	2007	2006
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,095.6	$1,093.5	$643.0	$570.2	$1,738.6	$1,663.7
Service cost	27.8	26.4	24.5	23.6	52.3	50.0
Interest cost	63.9	61.1	31.4	26.3	95.3	87.4
Actuarial (gains) losses	37.1	(23.0)	(28.4)	(29.0)	8.7	(52.0)
Foreign currency exchange rate changes	-	-	27.5	67.2	27.5	67.2
Benefits paid and settlements	(63.2)	(62.4)	(21.3)	(17.6)	(84.5)	(80.0)
Plan amendments	-	-	-	0.5	-	0.5
Other	-	-	1.8	1.8	1.8	1.8

Projected benefit obligation, end of year	$1,161.2	$1,095.6	$678.5	$643.0	$1,839.7	$1,738.6

Fair Value of Plan
Assets
Fair value of plan assets, beginning of year	$874.8	$757.3	$443.1	$343.0	$1,317.9	$1,100.3
Actual return on plan assets	50.6	95.0	18.9	41.8	69.5	136.8
Foreign currency exchange rate changes	-	-	16.2	48.1	16.2	48.1
Employer contributions	121.5	84.9	38.0	26.0	159.5	110.9
Participant contributions	-	-	2.0	1.8	2.0	1.8
Benefits paid and settlements	(63.2)	(62.4)	(21.7)	(17.6)	(84.9)	(80.0)

Fair value of plan assets, end of year	$983.7	$874.8	$496.5	$443.1	$1,480.2	$1,317.9

Funded status of plans	$(177.5)	$(220.8)	$(182.0)	$(199.9)	$(359.5)	$(420.7)
Accumulated Benefit Obligation	$957.6	$907.7	$585.0	$539.2	$1,542.6	$1,446.9

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The following table represents amount recorded in the consolidated balance sheets as of December 31 2007 and 2006.

	U.S. Plans		Non-U.S. Plans		Total
	2007	2006	2007	2006	2007	2006
Current benefit liabilities	$(4.7)	$(5.4)	$(6.8)	$(5.8)	$(11.5)	$(11.2)
Noncurrent benefit liabilities	(172.8)	(215.4)	(175.3)	(194.1)	(348.1)	(409.5)

Total recognized liabilities	$(177.5)	$(220.8)	$(182.1)	$(199.9)	$(359.6)	$(420.7)

Amounts recognized in accumulated other comprehensive loss
Prior service cost	28.7	33.2	10.3	11.2	39.0	44.4
Net loss	261.6	209.1	96.1	132.4	357.7	341.5
Transition obligation	-	-	0.1	0.4	0.1	0.4

Accumulated other comprehensive loss	290.3	242.3	106.5	144.0	396.8	386.3

Net amounts recognized	$112.8	$21.5	$(75.6)	$(55.9)	$37.2	$(34.4)

The Company expects to recognize $17.2 of net loss, $5.3 of net prior service cost, and $0.3 of net transition obligation as a component of net periodic pension cost in 2008 for its defined benefit pension plans.

For the United States defined benefit plan, as of December 31, 2007 and 2006, the fair value of plan assets included 65% of equity securities and 35% of debt securities. The plan targets an asset allocation of 65% equity securities and 35% debt securities. The plan’s expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

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

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions to the U.S. defined benefit plans for the year ended December 31, 2007 totaled $121.5. Contributions of approximately $28.8 are planned for the U.S. plans in 2008. Contributions to the non-U.S. plans totaled $38.0 for the year ended December 31, 2007. Contributions of approximately $37.5 are planned for non-U.S. plans in 2008.

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

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

	Benefit Obligations at December 31
	U.S. Plans		Non-U.S. Plans		Total
	2007	2006	2007	2006	2007	2006

Discount rate	6.48%	6.00%	5.38%	4.84%	6.08%	5.57%

Rate of increase in future compensation levels	4.50%	4.50%	4.53%	4.34%	4.51%	4.44%

Expected long-term rate of return on plan assets	8.50%	8.50%	7.04%	7.01%	8.01%	8.00%

	Net Periodic Pension Cost for the Year Ended December 31
	U.S. Plans		Non-U.S. Plans		Total
	2007	2006	2007	2006	2007	2006

Discount rate	6.00%	5.75%	4.83%	4.40%	5.57%	5.28%

Rate of increase in future compensation levels	4.50%	4.25%	4.33%	4.10%	4.44%	4.20%

Expected long-term rate of return on plan assets	8.50%	8.50%	6.99%	6.96%	7.99%	8.02%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2007 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2008	$60.2	$24.2	$84.4
2009	60.1	27.9	88.0
2010	60.5	29.8	90.3
2011	61.6	36.0	97.6
2012	63.4	29.5	92.9
2013 - 2017	363.5	167.2	530.7

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Other Postretirement Plans

In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net Periodic Postretirement Benefit Cost
Service cost	$3.9	$4.0	$4.8
Interest cost	13.0	14.5	16.3
Amortization of prior service credits	(8.0)	(7.1)	(5.6)
Amortization of actuarial losses	1.0	2.8	3.9
Other	-	-	1.7

Total Net Periodic Postretirement Benefit Cost	$9.9	$14.2	$21.1

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income during the year ended December 31, 2007 included $11.6 of new prior service costs, $7.2 of actuarial losses, $8.0 of amortization of prior service credits and $1.0 of amortization of net losses.

The following table presents a reconciliation of the beginning and ending balances as of December 31, 2007 and 2006 of the accumulated postretirement benefit obligation.

	2007	2006
Accumulated Postretirement Benefit Obligation
Accrued postretirement benefit obligation at beginning of year	$225.0	$261.9
Service cost	3.9	4.0
Interest cost	13.0	14.5
Actuarial gain	(1.0)	(30.2)
Plan change	11.6	(7.3)
Benefits paid	(13.4)	(17.9)

Accumulated Postretirement Benefit Obligation at End of Year	$239.1	$225.0

Funded status of plans	$(239.1)	$(225.0)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(18.4)	$(17.0)
Noncurrent benefit liabilities	(220.7)	(208.0)

Total recognized liability	$(239.1)	$(225.0)

Amounts recognized in accumulated other comprehensive loss
Prior service cost	(29.7)	(49.4)
Net loss	43.5	37.4

Accumulated other comprehensive loss	13.8	(12.0)

Net amounts recognized	$(225.3)	$(237.0)

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The Company expects to recognize $1.4 of net loss and $6.2 of net prior service credit as a component of net periodic postretirement benefit cost in 2008.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% in 2007 and was assumed to decrease gradually to 5.0% in 2012 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later, and such limits are expected to be reached in 2008 and all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.7% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2007 by 1.9%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 2.3% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2007 by 3.1%.

The discount rate used in determining the accumulated postretirement benefit obligation was 6.25% and 6.0% at December 31, 2007 and 2006, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees totaled $15.7 for the year ended December 31, 2007. Reimbursements received under Medicare Part D totaled $2.2 for the year ended December 31, 2007. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plan, and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2007.

	Estimated Postretirement Benefit Payments	Estimated Medicare Subsidies
2008	$18.9	$1.6
2009	19.4	1.8
2010	19.9	2.1
2011	20.7	2.3
2012	21.4	2.6
2013 - 2017	121.4	18.8

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $16.2, $16.2 and $16.8 for the years ended December 31, 2007, 2006 and 2005, respectively. Of the defined contribution and savings plans maintained by the Company, the U.S. plan covering the parent company is the largest plan. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2007 totaled $13.3. The Company expects to make contributions of approximately $16.0 during 2008.

NOTE 14 – PROCEEDING UNDER CHAPTER 11

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

NOTE 14 – PROCEEDING UNDER CHAPTER 11 (Continued)

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

Breast Implant and Other Products Liability Claims

Products liability claims to be resolved by settlement are administered by a settlement facility (the “Settlement Facility”), and products liability claims to be resolved by litigation are defended by a litigation facility (the “Litigation Facility”). Products liability claimants choosing to litigate their claims are required to pursue their claims through litigation against the Litigation Facility. Under the Joint Plan of Reorganization, the total amount of payments by the Company committed to resolve products liability claims will not exceed a present value of $2.35 billion determined as of the Effective Date using a discount rate of 7%. Of this amount, no more than a present value of $400.0 determined as of the Effective Date will be used to fund the Litigation Facility. Payments made by the Company will be placed in a trust and withdrawn by the Settlement Facility to pay eligible settling claimants and to cover the Settlement Facility’s operating expenses. Amounts will also be withdrawn from the trust as necessary to fund the resolution of claims via the Litigation Facility and the operational expenses of the Litigation Facility.

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. Under certain circumstances, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, to assist in the timely funding of the Facilities. During the first five years after the Effective Date, the maximum aggregate amount available to the Company under this revolving credit commitment is $300.0. After the expiration of the five year period, the amount available will decrease by $50.0 per year. Borrowings under this revolving credit commitment will only be permitted in the event that the Company is unable to meet its remaining obligations to fund the Facilities. As of December 31, 2007, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility, and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company’s insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,538.7 to the Settlement Facility through December 31, 2007.

Based on funding agreements relating to the amount and timing of the Company’s remaining payment obligations to the Settlement Facility, future payments to the Settlement Facility will be made on a periodic basis until such payment obligations are met. Based on these funding agreements, the recorded liability is adjusted to maintain the present value of $2.35 billion determined as of the Effective Date using a discount rate of 7% (“Time Value Adjustments”). The Company has made early payments to the Settlement Facility in advance of their due dates and has recognized Time Value Adjustments for certain of those early payments consisting primarily of insurance proceeds. The actual amounts payable and the timing of payments by the Company to the Settlement Facility are uncertain and will be affected by, among other things, the rate at which claims are resolved by the Facilities, the rate at which insurance proceeds are received by the Company from its insurers and the degree to which Time Value Adjustments are recognized.

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

NOTE 14 – PROCEEDING UNDER CHAPTER 11 (Continued)

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). A portion of the Shared Insurance Assets may, under certain conditions, become payable by the Company to Dow Chemical under an insurance allocation agreement between the Company and Dow Chemical originally entered into on February 17, 1998 (the “Insurance Allocation Agreement”), and amended on November 9, 1998 and on October 19, 2001 (the “Insurance Allocation Agreement Amendments”). The Insurance Allocation Agreement was reached between Dow Chemical and the Company in order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims. Under the Insurance Allocation Agreement, 25% of certain of the Shared Insurance Assets will be paid by the Company to Dow Chemical subsequent to the Effective Date. However, the amount of Shared Insurance Assets that will be payable to Dow Chemical by the Company under the Insurance Allocation Agreement will not exceed approximately $285.0. In addition, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. Furthermore, the Company recognized an obligation of $35.0 to Dow Chemical related to additional insurance coverage under which the Company and Dow Chemical are co-insureds. The Company previously recorded the maximum amount of insurance proceeds payable to Dow Chemical pursuant to the Insurance Allocation Agreement (the “Co-insurance payable”). As a result of the Insurance Allocation Agreement Amendments and settlements entered into between the Company and certain of its insurers, the Co-insurance payable has been reduced to $25.4 as of December 31, 2007.

Commercial Creditor Issues

The Joint Plan of Reorganization provides funding to satisfy commercial creditor claims, including accrued interest. The Joint Plan of Reorganization, as amended pursuant to a May 2004 ruling of the U.S. District Court for the Eastern District of Michigan (the “District Court”), provides that each of the Company’s commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between the Company and the Commercial Creditors. As previously reported between 1999 and 2004, there have been a number of Bankruptcy Court and District Court rulings related to the interest rate that should be applied to claims of the Commercial Creditors from the Filing Date through the Effective Date (“Pendency Interest”). The Commercial Creditors and the Company disagree on the interpretation and application of these rulings to determine the amount of Pendency Interest.

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

In July 2006, the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”) issued a ruling reversing the District Court’s previous ruling regarding Pendency Interest that interest on unpaid amounts was to be determined by the higher of fixing the interest rate for floating rate debt at the actual contractual non-default rates in effect when the Company commenced its Chapter 11 Proceeding or 6.28%, and that higher default rates of interest were not to be applied. The Court of Appeals concluded that there is a presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting the Company’s Commercial Creditors to recover fees, costs and expenses where permitted by relevant loan agreements and state law. The Court of Appeals remanded the matter to the District Court for further proceedings to determine (a) whether the Interest Rate Presumption, when considered with countervailing equitable considerations, should be applied to the Company’s debt obligations to its Commercial Creditors and (b) the amount, if any, of additional interest and the amount, if any, of fees, costs and expenses to be paid by the Company to its Commercial Creditors (the “Court of Appeals decision”). In August 2006, the Company filed a petition for rehearing en banc with the Court of Appeals requesting that the Court of Appeals reconsider the issues previously addressed regarding Pendency Interest and fees, costs and expenses. In November 2006, the Court of Appeals denied this petition and the Company filed a petition for a writ of certiorari requesting the Supreme Court of the United States to review the Court of Appeals decision. In March 2007, the Supreme Court denied the petition for the writ of certiorari.

The Pendency Interest matter is remanded back to the District Court for determination of the presence of equitable considerations that would preclude the application of the “Interest Rate Presumption” or, in the absence of equitable considerations, what the default rates of interest will be, along with any recoverable fees, costs, and expenses.

NOTE 14 – PROCEEDING UNDER CHAPTER 11 (Continued)

As of December 31, 2007, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2007, the Company has estimated its interest liability payable to the Commercial Creditors to be within a range of $71.5 and $235.8. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2007 and 2006, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $71.5 and $68.3, respectively. These amounts are substantially comprised of (a) interest on the principal portion of Commercial Creditor claims relating to floating rate debt during the Chapter 11 Proceeding until the Effective Date determined by fixing the interest rate for floating rate debt at the contractual non-default rates in effect when the Company commenced its Chapter 11 Proceeding plus (b) interest on such amount of interest for periods following the Effective Date determined by applying a five percent (5%) interest rate less (c) the Undisputed Portion.

Reorganization Costs

The Company has incurred and will continue to incur costs associated with (a) the matters related to the Chapter 11 Proceeding that will be resolved by the District Court and the Court of Appeals, and (b) the implementation of the Joint Plan of Reorganization. The aggregate amount of these costs, which are being expensed as incurred, are recorded in “Other nonoperating income, net” in the consolidated statements of income. For the years ended December 31, 2007, 2006 and 2005, the Company’s reorganization costs included legal expenses of $2.4, $1.3 and $2.0, respectively, and administrative expenses of $0.7, $1.5 and $1.4, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Chapter 11 Related Matters

Insurance Receivable

The total “Anticipated implant insurance receivable” of $131.0 as of December 31, 2007 and $184.8 as of December 31, 2006 represents amounts to be received by the Company pursuant to settlements with the Company’s insurance carriers. The principal uncertainties that exist with respect to the realization of the “Anticipated implant insurance receivable” include the ultimate cost of resolving implant litigation and claims, the results of settlement negotiations with insurers, and the extent to which insurers may become insolvent in the future. Management believes that, while uncertainties regarding this asset continue to exist, these uncertainties are not reasonably likely to result in a material adverse change to the Company’s financial position or results of operations, and that it is probable that this asset will ultimately be realized. This belief is further supported by the fact that the Company received insurance recoveries of $1,445.2 from September 1, 1994 through December 31, 2007, and entered into settlements with certain insurers for future reimbursement.

Implant Reserve

As of December 31, 2007 and 2006, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,658.2 and $1,719.3, respectively, to reflect the Company’s estimated remaining obligation to fund the resolution of breast implant claims pursuant to the Company’s Chapter 11 plan of reorganization and other breast implant litigation related matters (see Note 14 for further discussion). During the years ended December 31, 2007, 2006 and 2005, the Company recorded $10.5, $21.7 and $21.0, respectively, in “Other nonoperating income, net” to reflect Time Value Adjustments.

Accrued Interest

As of December 31, 2007 and 2006, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay interest to the Commercial Creditors in the Chapter 11 Proceeding was $71.5 and $68.3, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court (see Note 14 for further discussion).

Co-Insurance Payable

As of December 31, 2007 and 2006, the amount payable pursuant to the “Insurance Allocation Agreement” recorded in the consolidated balance sheets was $25.4 and $32.9, respectively. Of the total amount payable, $15.5 and $13.0 were recorded as “Other current liabilities” in the consolidated balance sheets as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, $9.9 and $19.9, respectively, were included in “Co-insurance payable” in the Company’s consolidated balance sheets (see Note 14 for further discussion).

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Tax Matters

The IRS commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in the third quarter of 2006. In addition, certain foreign jurisdictions including Germany and Belgium, and certain states have commenced examinations of returns filed by some of the Company and some of its foreign subsidiaries. Management anticipates that all audits currently underway will be closed during 2008. As of December 31, 2007, neither the IRS nor any of the foreign jurisdictions has proposed any significant adjustments to the Company’s tax returns that would materially affect the Company’s financial position. See Note 6 for further information.

In May 1999, the Company received a Statutory Notice of Deficiency (the “Notice”) from the IRS. The Notice asserted tax deficiencies totaling approximately $65.3 relating to the Company’s consolidated federal income tax returns for the 1995 and 1996 calendar years. In August 2004, the Company received a Notice of Proposed Adjustment (the “Adjustment Notice”) from the IRS related to the Company’s consolidated federal income tax returns for the 1997, 1998, and 1999 calendar years. The Adjustment Notice asserted tax deficiencies totaling approximately $116.9. The issues addressed in the Notice and the Adjustment Notice, along with related issues for the periods 2000 through 2003, were settled with the IRS during the year ended December 31, 2006 for approximately $13.5 in conjunction with the completion of the IRS audit covering the periods 1992 through 2003 (the “IRS Audit”). Based upon established reserves, the resolution of the IRS Audit resulted in a $66.6 reduction in “Income tax provision” as reported in the consolidated statements of income for the period ended June 30, 2006.

Environmental Matters

The Company had been advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal sites. Management believes that there are 17 sites at which the Company may have some liability, although management expects to settle the Company’s liability for eight of these sites for de minimis amounts.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $35.4. Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2007 and 2006 was $4.4 and $2.4, respectively.

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

Other Regulatory Matters

Companies that manufacture and sell chemical products may experience risks under current or future laws and regulations which may result in significant costs and liabilities. The Company routinely conducts health, toxicological and environmental tests of its products. The Company cannot predict what future legal, regulatory or other actions, if any, may be taken regarding the Company’s products or the consequences of their production and sale. Such actions could result in significant losses, and there can be no assurance that significant losses would not be incurred. However, based on currently available information, the Company’s management does not believe that any such actions would have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Lease expense was $40.8 in 2007, $39.1 in 2006 and $34.3 in 2005. The minimum future lease payments required under noncancellable operating leases at December 31, 2007, in the aggregate, are $214.2 including the following amounts due in each of the next five years: 2008 - $43.6, 2009 - $31.2, 2010 - $23.0, 2011 - $15.5 and 2012 - $15.4.

Guarantees and Letters of Credit

Guarantees arise during the ordinary course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The maximum amount of potential future payments under such guarantees of the Company was $5.6 at December 31, 2007 and 2006, primarily related to guarantees of housing loan obligations of certain employees of the Company’s subsidiaries in Japan. Such guarantees have various expiration dates and typically span approximately 20 years. The Company’s estimated potential obligation under these guarantees is not material to the consolidated financial statements and no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2007 and 2006.

The Company also has guarantees related to its performance under certain operating lease arrangements and the residual value of leased assets. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Expiration dates vary, and certain leases contain renewal options. The maximum amount of future payments the Company was potentially obligated to make for guarantees of residual values of leased assets was $4.2 and $4.6 at December 31, 2007 and 2006, respectively. Management believes that, based on facts and circumstances, the Company’s estimated potential obligation under its residual value lease guarantees is not material to the Company’s consolidated financial statements and as such, no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2007 and 2006.

The Company had outstanding Letters of Credit of $21.6 at December 31, 2007 and $19.9 at December 31, 2006. These Letters of Credit related primarily to the Company’s wholly-owned captive insurance subsidiary.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning, and their affiliates. The following tables summarize related party transactions and balances with the Company’s shareholders.

	Year Ended December 31,
	2007	2006	2005
Sales to Dow Chemical	$9.7	$8.9	$9.5
Sales to Corning	12.8	12.1	8.7
Purchases from Dow Chemical	60.2	62.3	61.9

	December 31,
	2007	2006
Accounts Receivable from Dow Chemical	$0.8	$0.4
Accounts Receivable from Corning	0.9	1.0
Accounts Payable to Dow Chemical	3.7	4.1

NOTE 16 – RELATED PARTY TRANSACTIONS (Continued)

In addition, non-wholly owned consolidated subsidiaries of the Company have transactions in the normal course of business with their minority shareholders. The following tables summarize related party transactions and balances between these non-wholly owned consolidated subsidiaries and their minority owners.

	Year Ended December 31,
	2007	2006	2005
Sales to minority owners	$362.3	$264.1	$162.1
Purchases from minority owners	6.2	4.9	10.3

	December 31,
	2007	2006
Accounts receivable from minority owners	$68.3	$78.2
Accounts payable to minority owners	3.1	1.3

Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

In addition, DCT loans excess funds to its minority shareholder Toray Industries, Inc. The amount of loans receivable at December 31, 2007 and 2006 was $25.7 and $31.9, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

DOW CORNING CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION

YEARS ENDED DECEMBER 31, 2007 AND 2006 (Unaudited)

(in millions of dollars, except per share data)

Quarter	March 31	June 30	September 30	December 31

2007
Net sales	$1,178.3	$1,231.3	$1,239.3	$1,294.2
Gross profit	431.1	444.4	437.1	434.5
Net income	183.6	176.7	162.7	167.1
Net income per share	73.44	70.68	65.08	66.84
Dividends declared per share	-	52.00	-	52.00

2006
Net sales	$1,027.4	$1,061.8	$1,140.7	$1,161.7
Gross profit	351.6	361.4	395.8	419.0
Net income	138.0	207.3	156.0	167.1
Net income per share	55.20	82.92	62.40	66.84
Dividends declared per share	-	32.00	-	40.00

Samsung Corning Precision

Glass Co., Ltd.

Consolidated Financial Statements

As of December 31, 2007 and 2006

and for the years ended

December 31, 2007, 2006 and 2005

Samsung Corning Precision Glass Co., Ltd.

Index

December 31, 2007 and 2006

and for the years ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Samsung Corning Precision Glass Co., Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Glass Co., Ltd. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles which, as described in Note 2, are generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 12, 2008

Samsung Corning Precision Glass Co., Ltd.

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands)	2007	2006

Assets
Current assets
Cash and cash equivalents	$693,003	$156,160
Short-term financial instruments	117,133	301,984
Accounts and notes receivable
Customers, net of allowance for doubtful accounts of $2,477 and $1,767	152,819	79,714
Related parties	96,506	65,281
Inventories	79,268	25,952
Prepaid expenses	31,407	3,723
Prepaid value added tax	15,694	22,193
Current deferred tax assets, net	13,878	-
Other current assets	17,418	6,795

Total current assets	1,217,126	661,802
Equity investments	2,184	-
Property, plant and equipment, net	3,395,676	2,474,162
Intangible assets	4,479	-
Non-current deferred tax assets, net	6,591	-
Other non-current assets	92,407	34,951

Total assets	$4,718,463	$3,170,915

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable
Trade accounts payable	$42,459	$4,120
Non-trade accounts payable	100,566	67,334
Related parties	317,352	52,965
Income taxes payable	104,790	84,350
Accrued bonus payable	57,238	38,710
Accrued expenses	28,003	2,673
Current portion of long-term debt	42,492	28,140
Other current liabilities	19,328	5,525

Total current liabilities	712,228	283,817
Accrued severance benefits, net	18,494	10,776
Non-current deferred income tax liabilities, net	156,337	114,412
Long-term non-trade accounts payable	12,150	-

Total liabilities	899,209	409,005

Commitments and contingencies
Minority interests in consolidated subsidiaries	30,846	-

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands, except share and per share amounts)	2007	2006

Stockholders’ equity
Preferred stock: par value $8.51 per share, 153,190 shares authorized, 41,107 shares and 41,000 shares issued and outstanding	$350	$349
Common stock: par value $10.03 per share, 30,000,000 shares authorized, 17,617,462 shares and 17,400,000 shares issued and outstanding	176,700	174,377
Additional paid-in capital	312,114	-
Retained earnings	2,993,500	2,235,588
Accumulated other comprehensive income	305,744	351,596

Total stockholders’ equity	3,788,408	2,761,910

Total liabilities and stockholders’ equity	$4,718,463	$3,170,915

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2007, 2006 and 2005

(in thousands)	2007	2006	2005

Net sales
Related parties	$1,423,415	$1,267,271	$876,182
Other	976,901	847,533	784,099

	2,400,316	2,114,804	1,660,281
Cost of sales	719,151	604,702	426,535

Gross profit	1,681,165	1,510,102	1,233,746
Selling and administrative expenses	100,956	56,807	54,023
Research and development expenses	43,724	31,249	39,386
Royalty expenses to related parties	139,029	99,265	81,233

Operating income	1,397,456	1,322,781	1,059,104
Other income (expense)
Interest income	29,250	18,708	4,432
Interest expenses	(123)	(691)	(4,112)
Foreign exchange gain, net	2,658	1,068	14,070
Charitable donations	(20,545)	(17,438)	(15,124)
Other income (expense), net	2,758	2,437	128

Income before income taxes	1,411,454	1,326,865	1,058,498
Provision for income taxes	218,706	198,426	210,895

Net income	$1,192,748	$1,128,439	$847,603

Other comprehensive income, net of tax
Foreign currency translation adjustments	(45,852)	182,144	44,130

Comprehensive income	$1,146,896	$1,310,583	$891,733

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

(in thousands)	2007	2006	2005

Cash flows from operating activities
Net income	$1,192,748	$1,128,439	$847,603
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	287,639	239,664	183,341
Foreign exchange gain, net	(111)	(3,991)	(13,155)
Deferred income tax expense	42,655	32,186	31,488
Other, net	18,976	12,180	3,218
Changes in operating assets and liabilities
Accounts and notes receivable	(18,597)	60,001	(67,059)
Inventories	(1,038)	3,790	(9,202)
Prepaid expenses	(28,296)	(369)	(1,281)
Prepaid VAT and other current assets	10,686	(8,648)	(1,842)
Other non-current assets	(18,664)	-	-
Accounts payable and other current liabilities	59,069	(92,366)	59,029

Net cash provided by operating activities	1,545,067	1,370,886	1,032,140

Cash flows from investing activities
Purchases of property, plant and equipment	(849,935)	(765,073)	(559,184)
Decrease (increase) in short-tem financing instruments	182,953	(293,203)	-
Payment of leasehold deposits	(3,481)	(1,769)	1,574
Cash acquired in a business combination	137,152	-	-
Other, net	1,287	(2,847)	(1,132)

Net cash used in investing activities	(532,024)	(1,062,892)	(558,742)

Cash flows from financing activities
Net decrease in short-term borrowings	-	-	(29,296)
Repayment of long-term debt	(28,080)	(60,310)	(25,287)
Proceeds from issuance of common stock	-	154,337	-
Payment of cash dividend	(434,836)	(421,121)	(315,028)

Net cash used in financing activities	(462,916)	(327,094)	(369,611)

Effect of exchange rate changes on cash and cash equivalents	(13,284)	12,511	13,647

Net increase (decrease) in cash and cash equivalents	536,843	(6,589)	117,434

Cash and cash equivalents
Beginning of year	156,160	162,749	45,315

End of year	$693,003	$156,160	$162,749

Supplemental disclosure of cash flow information
Cash paid for interest	$322	$522	$3,857
Cash paid for income taxes	156,975	217,358	160,865

Supplemental disclosure of non-cash investing and financing activities
Preferred stock and common stock issued in business combination	$314,438	$-	$-

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

Samsung Corning Precision Glass Co., Ltd. (the “Company”) was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated (“Corning”) located in the U.S.A. and domestic companies in Korea. On December 31, 2007, the Company acquired all of outstanding shares of Samsung Corning Co., Ltd. (“SSC”) which owned 100% interest in Samsung Corning Deutschland, GmbH (“SCD”), 70% interest in Samsung Corning (Malaysia) Sdn. Bhd. (“SCM”), 60% interest in SSH Limited (“SSH”) and 51% interest in Global Technology Video Co., Ltd. (“GTV”). These SSC investments were accounted for as consolidated subsidiaries.

As of December 31, 2007, the issued and outstanding number of common shares of the Company is 17,617,462, 49.4% of which are owned by Corning Hungary Data Services Limited Liability Company, a subsidiary of Corning and 42.6% by Samsung Electronics Co., Ltd.

The principal business activities of the Company relate to the production and marketing of precision flat glass substrates. Glass substrates provided by the Company are used to make TFT-LCD (Thin-Film Transistor Liquid Crystal Display) panels for notebook computers, LCD monitors, LCD TVs and other handheld devices such as digital cameras, PDAs and navigators. The Company’s major customers are Korean LCD panel makers such as Samsung Electronics Co., Ltd. and LG Philips LCD Co., Ltd. The Company’s current market is primarily limited to companies incorporated in Korea.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting records of the Company are expressed in Korean Won and are maintained in accordance with the laws and regulations of the Republic of Korea. Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling interest is held. All significant intercompany balances and transactions have been eliminated in consolidation. Equity investments in which the Company exercises significant influence but do not control are accounted for using the equity method.

Foreign Currencies

The Company operates primarily in Korean Won, its local and functional currency. The Company has chosen the U.S. dollar as its reporting currency. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, revenues and expenses have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the exchange rates on the balance sheet date. Equity accounts have been translated at historical rates. The resulting translation gain or loss adjustments are recorded directly as a separate component of accumulated other comprehensive income in stockholders’ equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the income statement as incurred. Assets and liabilities denominated in currencies other than the functional currency are translated at the exchange rates at the balance sheet date and the related exchange gains or losses are recorded in the statement of income.

Translation of Foreign Currency Financial Statements of subsidiaries

The financial position and results of operations of SCM are measured using its functional currency of the U.S. dollar. All other subsidiaries use their local currency as their functional currency. The financial statements of these subsidiaries are translated into Korean won, the Korean parent company’s functional currency, using the current exchange rate method. Income and expenses have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated into U.S. dollars using the exchange rates at the balance sheet date. Equity accounts have been translated at historical rates. The resulting translation gain or loss adjustments are recorded directly in accumulated other comprehensive income as a component of shareholder’s equity.

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

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and disclosures. The most significant estimates and assumptions relate to the useful life of property, plant and equipment, allowance for uncollectible accounts receivable, contingent liabilities, inventory valuation, impairment of long-lived assets and allocated expenses. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.

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

Intangible assets

Intangible assets consist of patents acquired in a business combination. Such intangible assets have a definite life and are amortized on a straight-line basis over five years, which approximate its estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group against future undiscounted cash flows expected to be generated from the asset or asset group. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is measured as the difference between the estimated fair value and the carrying value.

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

The Company has funds deposited at the Korean National Pension Fund in accordance with National Pension Funds Law. The use of the deposit is restricted to the payment of severance benefits. Accordingly, accrued severance benefits in the accompanying balance sheets are presented net of this deposit.

In addition, accrued severance benefits are funded at approximately 65% and 60% as of December 31, 2007 and 2006, respectively, through a group severance insurance plan and are presented as a deduction from accrued severance benefits.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within income tax expense line item in the consolidated statements of income. This classification has not changed as a result of implementing the provisions of FIN 48.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“FAS 160”).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption may have on the Company’s consolidated financial statements.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption may have on the Company’s consolidated financial statements.

3.	Business Combination

On December 31, 2007, the Company acquired all of the outstanding securities of SSC in exchange for 217,462 shares of the Company’s common stock and 107 shares of the Company’s preferred stock (the Acquisition”). The transaction was accounted for as a business combination. The value assigned to the stock issued for the purchase consideration was $1,445 per share based on the estimated fair value of the Company’s stock as at December 31, 2007. The Company believes that combining SSC would enable the Company to strengthen its competitiveness and improve efficiency in management by maximizing synergy effects.

SSC was incorporated on December 20, 1973 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning and Samsung Electronics Co., Ltd. (“SEC”). The principal business activity of the Company relates to the production and sale of CRT (Cathode Ray Tube) glass, ITO (Indium Tin Oxide) target and PDP (Plasma Display Panel) filters.

A summary of the purchase price for the acquisition is as follows:

(in thousands)

Fair value of SCP common stocks and preferred stock issued	$314,438
Direct acquisition costs	591

Total	$315,029

The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values. The respective estimated fair values were determined by a third-party appraisal at the acquisition date, and resulted in excess fair value of the net assets acquired over the purchase consideration of $33,763 thousand. The negative goodwill of $33,763 thousand was allocated on a pro rata basis to all of the acquired assets except financial assets, assets to be disposed of by sale, deferred tax assets and other current assets.

A summary of the allocation of the purchase price is as follows:

(in thousands)

Current assets	$317,978
Equity investments	2,184
Property, plant and equipment, net	142,961
Intangible assets	4,479
Other non-current assets	40,342
Current liabilities	(151,402)
Accrued severance benefits, net	(6,567)
Minority interest in consolidated subsidiaries	(30,846)
Foreign currency translation adjustment	(4,100)

Net assets acquired	$315,029

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

During the fourth quarter ended December 31, 2007, SSC management announced the closure of certain businesses including CRT (Cathode Ray Tube), BLU (Back Light Unit) and STN (Super Twisted Nematic). SCD was dissolved effective as of October 1, 2007 and the settlement-phase of SCD shall be finished by the end of 2008. Assets and liabilities of closed business of SSC and those of SCD classified as assets and liabilities held for sale are as follows:

(in thousands)

Current assets	$14,480
Property, plant and equipment, net	1,025
Current liabilities	(49,975)

Net assets (liabilities) held for sale	$(34,470)

4.	Inventories

Inventories consist of the following:

(in thousands)	2007	2006

Finished goods	$19,166	$7,984
Semi-finished goods	16,325	8,937
Raw materials	32,441	4,974
Work-in-process	528	-
Auxiliary materials	10,808	4,057

	$79,268	$25,952

5.	Equity Investments

On December 31, 2007, as part of the Acquisition, the Company has an investment in Shenzhen SEG Samsung Glass (“SSG”), which is accounted for under the equity method of accounting. At December 31, 2007, the ownership percentage of the investment is 35.5%.

6.	Property, Plant and Equipment

Property, plant and equipment comprise the following:

(in thousands)	2007	2006

Building	$1,052,257	$854,772
Machinery and equipment	1,724,053	1,387,334
Vehicle, tools, furniture and fixtures	114,111	108,892

	2,890,421	2,350,998
Less: accumulated depreciation	(726,807)	(553,100)

	2,163,614	1,797,898
Land	318,871	55,759
Construction-in-progress	913,191	620,505

	$3,395,676	$2,474,162

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

7.	Transactions with Related Parties

In the normal course of business, the Company sells its products to Samsung Electronics Co., Ltd. and Corning, purchases semi-finished goods from Corning and purchases property, plant and equipment from Samsung affiliates and Corning. In addition, the Company pays a 6% royalty on net sales amounts of certain products to Corning. A summary of these transactions and related receivable and payable balances as of December 31 is as follows:

2007	Sales[1]	Purchases[2]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$1,405,346	$203,855	$11,901	$83,417	$88,201
Samsung Corporation	52	140,604	18,719	-	83,969
Samsung Engineering Co., Ltd.	-	99,400	3,100	102	85,334
Samsung Heavy Industries Co., Ltd.	-	34,200	175	-	37,978
Samsung SDS Co., Ltd.	-	4,053	13,721	-	3,499
Others	235	44,467	44,200	8,249	23,178

	1,405,633	526,579	91,816	91,768	322,159
Corning	17,604	150,967	141,778	4,738	7,343
Samsung Corning Co., Ltd.[3]	178	-	7,898	-	-

	$1,423,415	$677,546	$241,492	$96,506	$329,502

2006	Sales[1]	Purchases[2]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$1,224,381	$-	$6,069	$63,370	$108
Samsung Corporation	42	42,463	155	2	1,216
Samsung Engineering Co., Ltd.	-	84,282	1,039	-	14,085
Samsung SDS Co., Ltd.	-	6,214	11,370	-	4,416
Others	276	26,538	36,001	49	13,646

	1,224,699	159,497	54,634	63,421	33,471
Corning	41,376	98,529	80,723	1,810	18,718
Samsung Corning Co., Ltd.	1,196	-	7,683	50	776
Corsam Glasstec R&D Center	-	-	18,698	-	-

	$1,267,271	$258,026	$161,738	$65,281	$52,965

2005	Sales[1]	Purchases[2]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$800,703	$-	$12,514	$69,217	$3,000
Samsung Corporation	32	92,052	686	-	7,932
Samsung Engineering Co., Ltd.	-	120,305	573	-	93,802
Others	467	30,304	33,362	203	11,553

	801,202	242,661	47,135	69,420	116,287
Corning	71,199	115,645	68,568	40,559	17,698
Samsung Corning Co., Ltd.	3,781	-	6,858	119	666
Corsam Glasstec R&D Center	-	-	16,247	-	1,643

	$876,182	$358,306	$138,808	$110,098	$136,294

[1]	Gain and loss on foreign exchange forward contracts are included.
[2]	Purchases of property, plant and equipment are included.
[3]	Transactions with SSC for the year ended December 31, 2007 are included and its outstanding receivables and payables as of December 31, 2007 are eliminated.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

8.	Debt

Details of debt as of December 31, 2007 and 2006 are as follows:

(in thousands)	Annual interest rate	2007	2006

Floating Rate Notes issued, due through 2008	Libor + 0.64%	$-	$28,140
Debentures issued, due through 2008	5%	42,594	-

		42,594	28,140
	Less: present value discount	(102)	-
	Less: current maturities	(42,492)	(28,140)

		$-	$-

On December 31, 2007, in connection with the Acquisition, the Company assumed Korean won denominated 5.0% debentures with the principal amount of $42,594 thousand.

9.	Income Taxes

Income tax expense consists of the following:

(in thousands)	2007	2006	2005

Current	$176,051	$166,240	$179,407
Deferred	42,655	32,186	31,488

	$218,706	$198,426	$210,895

The following table reconciles the expected amount of income tax expense based on statutory rates to the actual amount of taxes recorded by the Company:

(in thousands)	2007	2006	2005

Income before taxes	$1,411,454	$1,326,865	$1,058,498
Statutory tax rate	27.5%	27.5%	27.5%

Expected taxes at statutory rate	388,150	364,888	291,087
Permanent differences
- Tax exemption for foreign investment	(166,495)	(142,257)	(71,555)
- Tax rate changes	14,006	(6,278)	7,892
- Tax credits, net of surtax effect	(17,896)	(20,009)	(13,733)
- Others, net	941	2,082	(2,796)

Income tax expense	$218,706	$198,426	$210,895

Effective tax rate	15.50%	14.95%	19.92%

The statutory tax rate is 27.5% for 2007, 2006 and 2005, but the applicable tax rate is 15.67%, 15.84% and 20.74% for 2007, 2006 and 2005, respectively, due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law (“TPCL”). In accordance with the TPCL and the approval of the Korean government, the Company was fully exempt from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder’s equity until 2003 and 50% exemption for the subsequent two years. In 2006, the Company issued additional shares to extend the tax exemption period. As a result, the Company is fully exempt from corporate income taxes until 2010, and thereafter is subject a 50% tax exemption for a period of 2 years to 2012.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

Significant components of deferred income tax assets and liabilities are as follows:

(in thousands)	2007	2006

Deferred income tax assets
Inventories	$344	$725
Accrued bonus payables	1,391	742
Other current liabilities	1,909	-
Temporary differences in subsidiaries	6,591	-
Tax credits carryforwards	13,766	-
Other	641	132

	24,642	1,599

Deferred income tax liabilities
Property, plant and equipment	(152,239)	(107,510)
Long term prepaid expenses	(5,788)	(8,793)
Reserve for technology development	(1,774)	(2,642)
Other	(709)	(872)

	(160,510)	(119,817)

Deferred income tax liabilities, net	$(135,868)	$(118,218)

On January 1, 2007, the Company adopted the provisions of FIN 48. The Company believes that it is more likely than not, based on the technical merits of a tax position, that the Company is entitled to economic benefits resulting from positions taken in its income tax returns.

The Company files income tax return in Korea and various other jurisdictions with varying statutes of limitations. The 2003 through and 2007 tax years generally remain subject to examination by Korean tax authorities.

10.	Stockholders’ Equity

The components of and changes in stockholders’ equity are as follows:

(in thousands)	2007	2006	2005

Preferred Stock	$350	$349	$349

Common Stock	176,700	174,377	20,040

Additional Paid-in Capital	312,114	-	-

Retained Earnings:
Balance at the beginning of year	2,235,588	1,528,270	995,695
Net income	1,192,748	1,128,439	847,603
Dividends paid to preferred shareholders	(1,073)	(1,266)	(3,678)
Dividends paid to common shareholders	(433,763)	(419,855)	(311,350)

Balance at end of year	2,993,500	2,235,588	1,528,270

Accumulated Other Comprehensive Income:
Balance at the beginning of year	351,596	169,452	125,322
Foreign currency translation adjustment	(45,852)	182,144	44,130

Balance at end of year	305,744	351,596	169,452

Total Stockholders’ Equity	$3,788,408	$2,761,910	$1,718,111

Preferred Stock

There were 41,107 shares and 41,000 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2007 and 2006, respectively. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders’ meeting.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

Retained Earnings

Retained earnings as of December 31, 2007 and 2006 comprised of the following:

(in thousands)	2007	2006

Appropriated
Legal reserve	$50,123	$9,733
Reserve for business development	30,800	30,800
Reserve for research and manpower development	13,029	11,943
Voluntary reserve	4,157	4,157

	98,109	56,633
Unappropriated	2,895,391	2,178,955

	$2,993,500	$2,235,588

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

11.	Commitments and Contingencies

Credit Facilities

As of December 31, 2007 and 2006, the credit line of outstanding contracts and agreements the Company entered into are as follows:

(in thousands)	2007	2006

Borrowing	$65,471	$59,858
Trade financing	76,855	5,000
Contractors’ performance	24,918	-
Trade bill discount	33,700	-
Blanket financing	10,649	-

	$211,593	$64,858

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

Business and Credit Risk Concentration

The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management’s estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company’s customers. Four of the five major customers of the Company are domestic TFT-LCD makers incorporated in Korea and another is a domestic Color-Filter maker incorporated in Korea. Trade accounts receivables from these five major customers are 68% and 98% of total trade accounts receivable of the Company as of December 31, 2007 and 2006, respectively, and revenues from these five major customers constitute 99%, 98% and 94% of total revenues of the Company for the years ended December 31, 2007, 2006 and 2005, respectively.

Pending Litigation

On December 9, 2005, Seoul Guarantee Insurance Co. and 14 other creditors (the “Creditors”) filed a lawsuit against the Company and 27 other Samsung affiliates (collectively “Samsung affiliates”) for alleged breach of an agreement that entered into with the Creditors in September 1999. According to the Agreement, Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (“SLI”) by December 31, 2000, which were transferred to the Creditors in connection with the petition for court receivership of Samsung Motor Inc. (“SMI”). In the event that the sales proceeds fall short of $2.64 billion, Samsung affiliates have agreed to compensate the Creditors for the shortfall, by other means, including Samsung affiliates’ participation in any equity offering or subordinated debentures to be issued by the Creditors. Any excess proceeds over $2.64 billion are to be distributed to Samsung affiliates. As of December 31, 2007, the shares of SLI have not been sold. The suit asked for actual and punitive damages of $5.11 billion plus penalty interest.

On January 31, 2008, the court ruled that the Agreement was valid, and that Samsung affiliates have a joint and severable liability for the principal (less a proportion relating to SLI shares that one of the creditors had sold of 1.16 million shares), plus interest at a rate of 6% per annum. The total amount payable as per the court ruling was $2.44 billion ($1.70 billion in principal and the remainder in interest).

The Company accounts for loss contingencies in accordance with SFAS No. 5 “Accounting for Contingencies” and therefore, records a liability when it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, the Company is unable to reasonably estimate the amount of potential loss associated with this case, and therefore, no provision for such loss is reflected in the accompanying financial statements.

The following exhibits are included only in copies of the 2007 Annual Report on Form 10-K filed with Securities and Exchange Commission (SEC) or are incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

3 (i) 1	Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning’s Annual Report on Form 10-K for the year ended December 31, 2000).

3 (i) 2	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning’s Form 8-K filed on August 7, 2002).

3 (ii)	By-Laws of Corning amended to and effective as of October 3, 2007 (Incorporated by reference to Exhibit 3(ii) of Corning’s Form 10-Q filed October 26, 2007).

10.1	1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

10.2	1998 Variable Compensation Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.3	1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.4	1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.5	2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

10.6	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.7	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.8	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.9	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, and Peter F. Volanakis (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed May 4, 2004).

10.10	Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed May 4, 2004).

10.11	Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed May 4, 2004).

10.12	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed May 4, 2004).

10.13	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.5 of Corning’s 10-Q filed May 4, 2004).

10.14	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning’s 10-Q filed May 4, 2004).

10.15	Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning’s 10-Q filed May 4, 2004).

10.16	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s 10-Q filed May 4, 2004).

10.17	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s 10-Q filed May 4, 2004).

10.18	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed October 28, 2004).

10.19	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed October 28, 2004).

10.20	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed October 28, 2004).

10.21	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed October 28, 2004).

10.22	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.23	Amended and Restated Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi UFJ, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; Deutsche Bank A.G. New York Branch Mizuho Corporate Bank, Ltd. and Standard Chartered Bank dated November 21, 2006 (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed November 26, 2006).

10.24	Amended 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.25	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.26	Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.27	Corning Incorporated Amended 2002 Worldwide Employee Share Purchase Plan effective September 19, 2006 (Incorporated by reference to Exhibit 10.27 of Corning’s Form, 10-K filed February 27, 2007).

10.28	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form, 10-K filed February 27, 2007).

10.29	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form, 10-K filed February 27, 2007).

10.30	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form, 10-K filed February 27, 2007).

10.31	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form, 10-K filed February 27, 2007).

10.32	Director Compensation Arrangements effective February 7, 2007 (Incorporated by reference to Exhibit 10.32 of Corning’s Form, 10-K filed February 27, 2007).

10.33	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).

10.34	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007.

10.35	Corning Incorporated Goalsharing Plan dated October 3, 2007.

10.36	Corning Incorporated Performance Incentive Plan dated October 3, 2007.

10.37	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007.

10.38	Corning Incorporated Supplemental Pension Plan dated October 3, 2007.

10.39	Corning Incorporated Supplemental Investment Plan dated October 3, 2007.

10.40	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007.

10.41	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007.

10.42	Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks.

10.43	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007.

10.44	Form of Officer Severance Agreement Amendment, effective December 5, 2007.

10.45	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007.

10.46	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007.

10.47	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

14	Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix H Corning Proxy Statement, Definitive 14A filed March 13, 2007 for April 26, 2007 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2007.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of these exhibits may be obtained by writing to Ms. Denise Hauselt, assistant general counsel and secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.