Form 10-Q
period 2008-03-31
CORNING INC /NY
filed 2008-04-29
CIK 24741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,574,904,103 shares of Corning’s Common Stock, $0.50 Par Value, were outstanding as of April 15, 2008.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2008	2007

Net sales	$1,617	$1,307
Cost of sales	773	716

Gross margin	844	591

Operating expenses:
Selling, general and administrative expenses	242	214
Research, development and engineering expenses	151	130
Amortization of purchased intangibles	2	3
Restructuring, impairment and other credits (Note 2)	(1)
Asbestos settlement (credit) charge (Note 3)	(327)	110

Operating income	777	134

Interest income	30	37
Interest expense	(18)	(21)
Loss on repurchase of debt		(15)
Other income, net	1	32

Income before income taxes	790	167
Provision for income taxes (Note 5)	(66)	(56)

Income before minority interests and equity earnings	724	111
Minority interests	1
Equity in earnings of affiliated companies, net of impairments (Note 9)	304	216

Net income	$1,029	$327

Basic earnings per common share (Note 6)	$0.66	$0.21
Diluted earnings per common share (Note 6)	$0.64	$0.20
Dividends declared per common share	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	March 31, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$2,124	$2,216
Short-term investments, at fair value	1,185	1,300
Total cash, cash equivalents and short-term investments	3,309	3,516
Trade accounts receivable, net of doubtful accounts and allowances - $23 and $20	988	856
Inventories (Note 8)	692	631
Deferred income taxes (Note 5)	47	54
Other current assets	303	237
Total current assets	5,339	5,294

Investments (Note 9)	3,098	3,036
Property, net of accumulated depreciation - $4,741 and $4,459	6,837	5,986
Goodwill and other intangible assets, net (Note 10)	306	308
Deferred income taxes (Note 5)	229	202
Other assets	454	389

Total Assets	$16,263	$15,215

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$78	$23
Accounts payable	701	609
Other accrued liabilities (Notes 3 and 11)	1,083	1,880
Total current liabilities	1,862	2,512

Long-term debt (Note 4)	1,503	1,514
Postretirement benefits other than pensions	743	744
Other liabilities (Notes 3 and 11)	1,368	903
Total liabilities	5,476	5,673

Commitments and contingencies (Note 3)
Minority interests	47	46
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,602 million and 1,598 million	801	799
Additional paid-in capital	12,349	12,281
Accumulated deficit	(2,053)	(3,002)
Treasury stock, at cost; Shares held: 34 million and 30 million	(588)	(492)
Accumulated other comprehensive income (loss) (Note 16)	231	(90)
Total shareholders’ equity	10,740	9,496

Total Liabilities and Shareholders’ Equity	$16,263	$15,215

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,029	$327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157	150
Amortization of purchased intangibles	2	3
Asbestos settlement (credit) charge	(327)	110
Restructuring, impairment and other credits	(1)
Loss on repurchases of debt		15
Stock compensation charges	41	36
Undistributed earnings of affiliated companies	(153)	(67)
Deferred tax benefit	(2)
Restructuring payments	(7)	(11)
Customer deposits, net of (credits) issued	(66)	(33)
Employee benefit payments in excess of expense	(48)	(92)
Changes in certain working capital items:
Trade accounts receivable	(50)	(28)
Inventories	(32)	(42)
Other current assets	(21)	(57)
Accounts payable and other current liabilities, net of restructuring payments	(232)	(130)
Other, net	5	12
Net cash provided by operating activities	295	193

Cash Flows from Investing Activities:
Capital expenditures	(467)	(262)
Short-term investments – acquisitions	(724)	(553)
Short-term investments – liquidations	816	798
Net cash used in investing activities	(375)	(17)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(9)	(8)
Retirements of long-term debt		(238)
Proceeds from issuance of common stock, net	4	4
Proceeds from the exercise of stock options	18	22
Repurchase of common stock	(62)
Dividends paid	(78)
Other, net	(2)
Net cash used in financing activities	(129)	(220)
Effect of exchange rates on cash	117	10
Net decrease in cash and cash equivalents	(92)	(34)
Cash and cash equivalents at beginning of period	2,216	1,157

Cash and cash equivalents at end of period	$2,124	$1,123

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for 2007 were reclassified to conform with the 2008 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

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

Other Income, Net

Royalty income from Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) represents the largest item included in “Other income, net”, in Corning’s consolidated statements of operations. Royalty income from Samsung Corning Precision for the first quarter of 2008 and 2007 was $43 million and $29 million, respectively. The impact of certain foreign currency hedge transactions is also included in “Other income, net.” In the first quarter of 2008, Corning recorded net foreign currency exchange and hedge losses of $28 million. In the first quarter of 2007, Corning recorded net foreign currency exchange and hedge gains of $14 million.

Short-Term Investments

Corning’s short-term investments at March 31, 2008, included asset-backed securities totaling $255 million. These securities are collateralized by credit card loans, auto loans, mortgages, and student loans. At March 31, 2008, our exposure to sub-prime mortgages was $3 million. Unrealized losses on securities backed by sub-prime mortgages, which are rated as investment grade, were less than $1 million at March 31, 2008. Losses realized in the quarter were less than $1 million.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Corning adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to Note 14 (Fair Value Measurements) for additional information. Corning does not expect the standard to have a material impact on its consolidated results of operations and financial condition when the standard is fully adopted in 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. Corning has not elected the fair value option for any assets or liabilities under SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect Corning’s financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. Corning is currently evaluating the impact of SFAS 160 and, except for certain reclassifications required upon adoption of this standard, does not expect the adoption of the standard to have a material impact to its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and other related literature. Corning believes that the updated disclosures will not have a material impact on its consolidated financial statements.

2.	Restructuring, Impairment, and Other Credits

2008 Actions

The following table summarizes the restructuring reserves as of and for the three months ended March 31, 2008 (in millions):

	Reserve at January 1, 2008	Revisions to existing plans	Net charges/ (reversals)	Cash payments	Reserve at March 31, 2008
Restructuring charges:
Employee related costs	$12	$(1)	$(1)	$(5)	$6
Other charges	22			(2)	20
Total restructuring charges	$34	$(1)	$(1)	$(7)	$26

Cash payments for employee-related costs will be substantially complete by the end of 2008, while payments for exit activities will be substantially complete by the end of 2012.

2007 Actions

In the first quarter of 2007, Corning did not incur any restructuring, impairment, or other charges.

The following table summarizes amounts related to existing restructuring reserves as of and for the three months ended March 31, 2007 (in millions):

	Reserve at January 1, 2007	Cash payments	Reserve at March 31, 2007
Restructuring activity:
Employee related costs	$40	$(8)	$32
Other charges	36	(3)	33
Total restructuring activity	$76	$(11)	$65

3.	Commitments and Contingencies

Asbestos Settlement

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,300 other cases (approximately 41,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and PCC, which might arise from PCC products or operations (the 2003 Plan). The 2003 Plan would have required Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, contribute 25 million shares of Corning common stock, and pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the plan’s effective date, with 5.5 percent interest from June 2004. In addition, the 2003 Plan provided that Corning would assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance.

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the 2003 Plan for reasons it set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision.

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan and the Bankruptcy Court ordered the parties to submit the Amended PCC Plan to the Court on May 9, 2008 and for objectors to the Amended PCC Plan to appear on May 22, 2008.

As a result of progress in the parties’ continuing negotiations, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be filed with the Court. At the same time, Corning believes the probability that the 2003 Plan will become effective has diminished and that plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the proposed Amended PCC Plan that have been discussed appear to be acceptable to the parties and address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its Asbestos Settlement Liability to reflect the components of the Amended PCC Plan. The proposed settlement under the Amended PCC Plan requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on March 31, 2008. Corning will have the option to use its shares rather than cash, but the liability is fixed by dollar value and not number of shares.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional amount for such claims in its estimated asbestos settlement liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company specific data becomes available.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $675 million at March 31, 2008, compared with an estimate of liability under the original 2003 Plan of $1,002 million at December 31, 2007. A reduction in the liability of $327 million, representing the difference in the estimated value of these asbestos liabilities between December 31, 2007, and March 31, 2008, was recorded as a credit to earnings. The reduction in the amount of the liability is principally driven by a change in the composition and corresponding valuation of assets that will be contributed to settle this matter. The entire settlement obligation has been classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment). The fair value of PCE and the associated liability currently exceed the recorded book value of the equity investment.

In the first quarter of 2007, Corning recorded asbestos settlement expense under the terms of the 2003 Plan of $110 million. This expense included $101 million to reflect the increase in the market value of Corning’s common stock from December 31, 2006 to March 31, 2007, and $9 million to adjust the estimated fair value of the other components of the proposed asbestos settlement at that time. Of the $1,002 million liability at December 31, 2007, $833 million was included in other accrued liabilities as a current liability, and $169 million was recorded within the other liabilities component in our consolidated balance sheets.

The Amended PCC Plan is subject to a number of contingencies. The parties have yet to reach final agreement on a number of terms and conditions that must be negotiated before the Amended PCC Plan can be filed. There may be objections from opposing parties once the Amended PCC Plan is filed. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

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

We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning). The funding of the Dow Corning $150 million credit facility is subject to events connected to the Dow Corning Bankruptcy Plan. Refer to Note 7 (Investments) to the consolidated financial statements in our 2007 Form 10-K for a discussion of contingent liabilities associated with Dow Corning.

As of March 31, 2008, contingent guarantees totaled a notional value of $309 million, compared with $325 million at December 31, 2007. We also were contingently liable for purchase obligations of $230 million and $262 million, at March 31, 2008 and December 31, 2007, respectively. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Product warranty liability accruals at March 31, 2008 and December 31, 2007 were $23 million and $19 million, respectively.

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters, discussed in Note 7 (Investments) to the consolidated financial statements in our 2007 Form 10-K and in Part II – Item 1, Legal Proceedings, and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2008, and December 31, 2007, Corning had accrued approximately $19 million for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

There were no significant debt transactions in the first quarter of 2008.

In the first quarter of 2007, we paid $238 million to redeem $223 million principal amount of our 6.25% Euro notes due 2010. We recognized a loss of $15 million upon the early redemption of these notes.

5.	Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended March 31,
	2008	2007

Provision for income taxes	$66	$56
Effective income tax rate	8.4%	33.5%

For the three months ended March 31, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax expense on income generated in the U.S.;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items for which no tax expense was recorded, including an asbestos settlement credit of $327 million. Refer to Note 3 (Commitments and Contingencies) for additional information about the asbestos settlement. Discrete items decreased our effective tax rate by 6 percentage points.

For the three months ended March 31, 2007, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax benefit on losses generated in the U.S.;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items for which no tax benefit was recorded, including asbestos settlement expense of $110 million and a loss on the repurchase of debt of $15 million. Refer to Notes 3 (Commitments and Contingencies) and 4 (Debt) for additional information. Discrete items increased our effective tax rate by 14.3 percentage points.

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements in our 2007 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2007 and this continues to be the case at March 31, 2008. We will maintain this valuation allowance until we are able to conclude that it is more likely than not that we will be able to generate sufficient levels of profitability in the U.S. to realize some or all of the deferred tax assets.

We will continue to update our assessment of the realizability of our U.S. deferred tax assets on a quarterly basis, taking into account year-to-date actual as well as forecasted U.S. results. If we conclude that it is more likely than not that we will be profitable in the U.S. in future years, we will quantify the portion of our U.S. deferred tax assets we believe to be realizable and reduce our valuation allowance accordingly. Until that time, we will continue to adjust the valuation allowance to offset the U.S. income tax expense (or benefit) that would otherwise be recorded on income (or losses) in the U.S. and therefore, reflect no net U.S. income tax expense. For the three months ended March 31, 2008 and 2007, we recorded tax expense (benefit) on income (losses) generated in the U.S. of $166 million and $(14) million, respectively, which were fully offset by releases (increases) of valuation allowance. These amounts include the impact of discrete items described above.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in years (2008 through 2013) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 5.3 percentage points and 8.1 percentage points for the three months ended March 31, 2008 and 2007, respectively.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended March 31,
	2008			2007
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$1,029	1,566	$0.66	$327	1,563	$0.21

Effect of dilutive securities:
Stock options and other dilutive securities		32			37

Diluted earnings per common share	$1,029	1,598	$0.64	$327	1,600	$0.20

The following potential common shares were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):

	Three months ended March 31,
	2008	2007

Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	37	35

7.	Significant Customers

For the three months ended March 31, 2008, Corning’s sales to AU Optronics Corporation (AUO) and Chi Mei Optoelectronics Corporation, two customers of our Display Technologies segment, represented 13% and 12%, respectively, of the Company’s consolidated net sales. For the three months ended March 31, 2007, Corning’s sales to AUO represented 10% of the Company’s consolidated net sales.

8.	Inventories

Inventories comprise the following (in millions):

	March 31, 2008	December 31, 2007
Finished goods	$248	$232
Work in process	144	141
Raw materials and accessories	135	111
Supplies and packing materials	165	147
Total inventories	$692	$631

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	March 31, 2008	December 31, 2007
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$1,832	$1,863
Dow Corning Corporation	50%	997	931
All other	25%-50%	265	238
		3,094	3,032
Other investments		4	4
Total		$3,098	$3,036

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended March 31,
	2008	2007
Related Party Transactions:
Corning sales to affiliates	$15	$8
Corning purchases from affiliates	$13	$5
Dividends received from affiliates	$151	$149
Royalty income from affiliates	$43	$31
Corning transfers of assets, at cost, to affiliates	$48	$28

	March 31, 2008	December 31, 2007
Related Party Amounts:
Balances due from affiliates	$93	$35
Balances due to affiliates	$11	$7

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method and for Samsung Corning Co., Ltd. (Samsung Corning) are as follows:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended March 31,
	2008	2007

Statement of Operations
Net sales	$855	$484
Gross profit	$569	$333
Net income	$449	$236
Corning’s equity in earnings of Samsung Corning Precision	$212	$113

Related Party Transactions:
Corning sales to Samsung Corning Precision	$7
Corning purchases from Samsung Corning Precision	$8	$1
Dividends received from Samsung Corning Precision	$151	$143
Royalty income from Samsung Corning Precision	$43	$29
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$48	$28

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

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Precision Glass Co., Ltd.

As of March 31, 2008, balances due to and due from Samsung Corning Precision were $10 million and $38 million, respectively. As of December 31, 2007, balances due to and from Samsung Corning Precision were $6 million and $31 million, respectively.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Samsung Corning Precision accounted for the transaction at fair value while Corning accounted for the transaction at historical cost.

As of March 31, 2008, Samsung Corning Precision was one of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 13 other creditors. Refer to the Samsung Corning Co., Ltd. section of Note 7 (Investments) to the consolidated financial statements in our 2007 Form 10-K for additional information.

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

Samsung Corning’s results of operations follow (in millions):

Three months ended March 31, 2007

Statement of Operations
Net sales	$161
Gross profit	$9
Net loss	$(3)
Corning’s equity in losses of Samsung Corning	$(1)

Related Party Transactions:
Royalty income from Samsung Corning	$2

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S. based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended March 31,
	2008	2007

Statement of Operations
Net sales	$1,275	$1,178
Gross profit	$409	$431
Net income	$160	$184
Corning’s equity in earnings of Dow Corning	$80	$92

Related Party Transactions:
Corning purchases from Dow Corning	$4	$3

Balances due to Dow Corning were $2 million and $1 million as of March 31, 2008 and December 31, 2007, respectively. Balance due from Dow Corning was $52 million as of March 31, 2008.

At March 31, 2008, Dow Corning’s marketable securities included approximately $1.4 billion of auction rate securities. The majority of these securities are collateralized by portfolios of student loans which are guaranteed by the U.S. government. Auctions for these securities have failed in the first quarter, reducing the immediate liquidity of these investments. Since Dow Corning does not know when a market will return or develop for these securities, Dow Corning classified these securities as long term at March 31, 2008. Dow Corning has borrowed the full amount under their $500 million revolving credit facility and believes it has adequate liquidity to fund operations, its capital expenditure plan, breast implant settlement liabilities, and shareholder dividends.

While there have been no impairments of these securities through the first quarter, there is a risk that market conditions could lead to impairments of these securities by Dow Corning in future periods. Corning’s equity earnings from Dow Corning would be reduced by our 50% share of any impairment loss that is considered to be other-than-temporary.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of March 31, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $113 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which was denied. It has filed a petition of writ of certiorari with the U.S. Supreme Court, which has also been denied. As of March 31, 2008, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $75 million to $251 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $75 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Variable Interest Entities

Corning leases certain transportation equipment from a trust that qualifies as a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised” (FIN 46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning’s consolidated financial statements. The entity’s assets are primarily comprised of fixed assets which are collateral for the entity’s borrowings. These assets, amounting to approximately $28 million as of March 31, 2008 and December 31, 2007, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the trusts. Lease revenue generated by these trusts was $2 million for the three months ended March 31, 2008 and 2007. Corning’s maximum exposure to loss as a result of its involvement with the trusts is estimated at approximately $14 million at March 31, 2008 and December 31, 2007.

10.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2008. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Specialty Materials	Total

Balance at March 31, 2008	$118	$9	$150	$277

Other intangible assets follow (in millions):

	March 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$129	$106	$23	$127	$102	$25
Non-competition agreements	113	110	3	109	107	2
Other	5	2	3	5	1	4

Total	$247	$218	$29	$241	$210	$31

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $10 million annually for 2008, $10 million in 2009, and insignificant thereafter.

11.	Customer Deposits

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements.

Customer deposits received under these agreements are as follows (in millions):

	2004	2005	2006	2007	Total

Customer deposits received	$204	$457	$171	$105	$937

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

During the three months ended March 31, 2008 and 2007, we issued $66 million and $33 million, respectively, in credit memoranda.

Customer deposit liabilities were $540 million and $531 million at March 31, 2008 and December 31, 2007, respectively, of which $281 million and $222 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen–U.S. dollar exchange rate.

In the event customers do not purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

12.	Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007

Service cost	$13	$14	$3	$3
Interest cost	37	36	12	12
Expected return on plan assets	(49)	(45)
Amortization of net loss	4	7	2	2
Amortization of prior service cost	3	3	(1)	(1)
Total expense	$8	$15	$16	$16

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

In the first quarter of 2008, we made a voluntary cash contribution of $50 million to our domestic defined benefit pension plan.

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

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar, and the Euro. We selectively enter into foreign exchange forward and option contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

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

Corning is also exposed to movements in interest rates on its cash, cash equivalents, and debt obligations. Corning uses interest rate derivatives from time to time to manage this exposure.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

	March 31, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$1,532	$(105)	$1,421	$(8)
Interest rate fixed to floating swaps	$500	$35	$500	$13

The forward and option contracts we use in managing our foreign currency exposures contain an element of risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major domestic and international financial institutions with which we have other financial relationships. We are exposed to potential losses in the event of non-performance by these counterparties; however, we do not expect to record any losses as a result of counterparty default. Neither we nor our counterparties are required to post collateral for these financial instruments.

The amount of ineffectiveness recorded in current period earnings, relative to derivatives was less than $0.5 million at March 31, 2008.

Corning uses derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities in the consolidated statement of operations. The notional amount of the undesignated derivatives at March 31, 2008 and December 31, 2007 was $663 million and $717 million, respectively.

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

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. At March 31, 2008, the amount of net losses expected to be reclassified into earnings within the next 12 months is $90 million.

Fair Value Hedges

In October of 2007, we entered into four interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $500 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the three-month LIBOR rate.

No net gains or losses were recorded in the consolidated statement of operations related to the Company’s underlying debt and interest rate swap agreements. At March 31, 2008, the fair value of the interest rate swap agreements recorded in the other assets line item and offset in the long-term debt line item of the consolidated balance sheet, was $35 million.

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

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at March 31, 2008 and December 31, 2007, were $148 million and $143 million, respectively.

14.	Fair Value Measurements

The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to Corning’s financial statements or results of operations. SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the company’s own market assumptions. Once inputs have been characterized, SFAS 157 requires companies to prioritize the inputs used to measure fair value into one of three broad levels (provided in the table below).

SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and requires the use of observable market data when available. As of March 31, 2008, the Company does not have any financial assets or liabilities that are measured using unobservable (or Level 3) inputs.

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	March 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$1,185	$1,185
Derivatives (1)	$39		$39

Liabilities
Derivatives (1)	$109		$109

(1)

Derivative assets and liabilities include interest rate swaps and foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities. The calculation of fair value of Corning’s derivatives in an asset position includes the counter party’s credit risk. The calculation of fair value of Corning’s derivatives in a liability position includes Corning’s own credit risk.

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not currently required to be presented on an interim basis. The FASB deferred implementation of SFAS 157 for certain non-monetary assets and liabilities until 2009.

15.	Share-based Compensation

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

Share-based compensation cost recognized under SFAS 123(R) was approximately $41 million and $36 million for the three months ended March 31, 2008 and 2007, respectively, and included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock, and (4) the WESPP. No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the three months ended March 31, 2008:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2007	88,010	$26.44
Granted	2,073	$23.95
Exercised	(2,187)	$9.04
Forfeited and Expired	(116)	$27.46
Options Outstanding as of March 31, 2008	87,780	$26.82	5.02	$655,422
Options Exercisable as of March 31, 2008	73,944	$27.45	4.33	$633,397

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2008, there was approximately $49 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.57 years. Compensation cost related to stock options was approximately $20 million and $18 million for the three months ended March 31, 2008 and 2007, respectively.

Proceeds received from the exercise of stock options were $18 million for the three months ended March 31, 2008, and were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was approximately $32 million and $52 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes).

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Expected volatility	34-54%	39-54%
Weighted-average volatility	51%	51%
Expected dividends	0.85%	0
Risk-free rate	2.0-6.0%	4.6-5.2%
Average risk-free rate	3.9%	4.8%
Expected time to exercise (in years)	2.2-5.4	2.2-5.4
Pre-vesting departure rate	1.5-2.6%	1.6-2.5%
Post vesting departure rate	3.5-6.3%	3.8-6.7%

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2007, and changes during the three months ended March 31, 2008:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	1,065	$18.15
Granted	679	23.46
Vested	(40)	19.43
Forfeited
Nonvested shares at March 31, 2008	1,704	$20.24

As of March 31, 2008, there was approximately $22 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.74 years. Compensation cost related to time-based restricted stock was approximately $2 million and $1 million for the three months ended March 31, 2008 and 2007, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock units as of December 31, 2007, and changes during the three months ended March 31, 2008:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	8,770	$18.80
Granted	799	22.86
Vested	(3,262)	12.74
Forfeited	(54)	23.18
Nonvested shares at March 31, 2008	6,253	$22.45

As of March 31, 2008, there was approximately $83 million of unrecognized compensation cost related to non-vested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.24 years. Compensation cost related to performance-based restricted stock was approximately $17 million and $15 million for the three months ended March 31, 2008 and 2007, respectively.

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

16.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended March 31,
	2008 (1)	2007 (1)

Net income	$1,029	$327
Other comprehensive income:
Change in unrealized gain on investments, net	(22)
Change in unrealized gain on derivative instruments, net	(99)	(37)
Reclassification adjustment relating to derivatives, net	32	28
Foreign currency translation adjustment, net	396	19
Amortization of prior pension costs, net	13	20
Total comprehensive income	$1,349	$357

(1)	Other comprehensive income items for the three months ended March 31, 2008 and 2007 include zero net tax effects. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

17.	Operating Segments

Effective January 1, 2008, Corning changed its internal reporting structure to better reflect the company’s focus on new business development and later-stage research projects and to provide more transparency on our Specialty Materials operating segment. As a result, our segment reporting includes the following changes which are in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information:”

•	We have provided separate financial information for the Specialty Materials operating segment. This operating segment was previously included in All Other.
•

Certain later-stage development projects, such as microreactors and green lasers, now meet the criteria for operating segments and are included in All Other. Spending for these projects was previously part of Exploratory Research and was reported in the reconciliation of reportable segment net income to total net income.

•

Certain other new product lines now meet the criteria for operating segments and are included in All Other. Spending related to these businesses was previously included in our Life Sciences and Display Technologies operating segments.

Our reportable operating segments are now as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
•

Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications. This reportable operating segment is an aggregation of our Automotive and Diesel operating segments as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic consumables for scientific applications.

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is now primarily comprised of development projects and results for new product lines.

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2008
Net sales	$829	$421	$197	$83	$81	$6	$1,617
Depreciation (1)	$90	$27	$24	$8	$4	$3	$156
Amortization of purchased intangibles		$2					$2
Research, development and engineering expenses (2)	$24	$24	$33	$9	$2	$36	$128
Restructuring, impairment and other credits (before related tax benefits and minority interest)		$(1)					$(1)
Income tax (provision) benefit	$(57)	$(5)	$(5)		$(5)	$2	$(70)
Earnings (loss) before minority interest and equity earnings (3)	$476	$10	$12	$(4)	$10	$(45)	$459
Minority interest		$1					$1
Equity in earnings of affiliated companies	$203		$1			$18	$222
Net income (loss)	$679	$11	$13	$(4)	$10	$(27)	$682
Three months ended March 31, 2007
Net sales	$524	$439	$179	$84	$76	$5	$1,307
Depreciation (1)	$81	$33	$21	$8	$4	$1	$148
Amortization of purchased intangibles		$3					$3
Research, development and engineering expenses (2)	$22	$19	$30	$9	$2	$26	$108
Income tax (provision) benefit	$(42)	$(11)	$(3)		$(4)	$2	$(58)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$273	$31	$10		$10	$(32)	$292
Equity in earnings of affiliated companies	$113	$1				$9	$123
Net income (loss)	$386	$32	$10		$10	$(23)	$415

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending which is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended March 31,
	2008	2007
Net income of reportable segments	$709	$438
Non-reportable segments	(27)	(23)
Unallocated amounts:
Net financing costs (1)	9	8
Stock-based compensation expense	(41)	(36)
Exploratory research	(18)	(17)
Corporate contributions	(11)	(14)
Equity in earnings of affiliated companies, net of impairments (2)	82	93
Asbestos settlement charge (credit) (3)	327	(110)
Other corporate items (4)	(1)	(12)
Net income	$1,029	$327

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)	Represents the equity earnings of Dow Corning Corporation.
(3)

In the first quarter of 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003.

(4)

Other corporate items include the tax impact of the unallocated amounts. In addition, the first quarter 2007 included a loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010.

In the Display Technologies operating segment, assets increased from $5.8 billion at December 31, 2007 to $6.8 billion at March 31, 2008. The increase is due primarily to capital expenditures of $363 million and an increase in translation capital of $457 million for the three months ended March 31, 2008.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the first quarter of 2008, this small number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display segment, three customers accounted for 64% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 24% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Specialty Materials segment, one customer accounted for 12% of segment sales.
•	In the Life Sciences segment, one customer accounted for 46% of segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Taiwan and Japan. It is at least reasonably possible that the use of a facility located outside of an entity’s home country could be disrupted. Due to the specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, loss of these facilities would produce a near-term severe impact to our display business and the Company as a whole.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Our key priorities for 2008 remain unchanged from the previous four years: protect our financial health, improve our profitability, and invest in the future. During the first quarter of 2008, we made the following progress against these priorities:

Financial Health

Our balance sheet remains strong, and we generated significant positive cash flows from operating activities.

•	Our debt to capital ratio of 13% at March 31, 2008 remains low, reflecting an improvement from 14% at December 31, 2007.
•	Operating cash flow in the first quarter of 2008 was $295 million.
•	We ended the first quarter of 2008 with $3.3 billion of cash and short-term investments.

Profitability

For the three months ended March 31, 2008, we generated net income of $1.0 billion or $0.64 per share compared to net income of $327 million or $0.20 per share for the same period in 2007. When compared to the same period last year, the improvement in net income was due largely to the following items:

•

Higher net income in the Display Technologies segment driven by very strong sales volumes, an increase in equity earnings from Samsung Corning Precision, strong manufacturing performance, and the movement in the Japanese yen – U.S. dollar exchange rate.

•

A credit to asbestos settlement expense of $327 million in the first quarter of 2008 reflecting the change in the estimate of our asbestos settlement liability compared to expense of $110 million for the same period last year. In the first quarter of 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

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

Our research, development and engineering expenses for the three months ended March 31, 2008, increased by $21 million when compared to the same period last year but remained relatively constant as percentage of net sales. The largest driver of this increase was spending on development projects such as green lasers and microreactors. We believe our spending levels are adequate to support our technology and innovation strategies.

Capital spending totaled $467 million and $262 million in the first quarter of 2008 and 2007, respectively. We remain committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are expected to be heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment.

We expect our 2008 capital spending to be in the range of $1.8 billion to $2.0 billion, which is approximately $300 million higher than the estimate provided in our 2007 Form 10-K. The increase is driven primarily by the acceleration of LCD capacity in anticipation of a stronger 2010 display market and growing demand for Corning’s new Gorilla™ glass. Higher precious metals prices are also contributing to the increased capital spending. We expect approximately $1.2 billion to $1.4 billion will be directed toward our Display Technologies segment to meet the continued increase in demand for LCD glass.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):

	Three months ended March 31,		% Change
	2008	2007	08 vs. 07

Net sales	$1,617	$1,307	24%

Gross margin	$844	$591	43%
(gross margin %)	52%	45%

Selling, general and administrative expenses	$242	$214	13%
(as a % of net sales)	15%	16%

Research, development and engineering expenses	$151	$130	16%
(as a % of net sales)	9%	10%

Restructuring, impairment and other charges	$(1)	$0	0%
(as a % of net sales)	0%	0%

Asbestos settlement (credit) charge	$(327)	$110	(397)%
(as a % of net sales)	(20)%	8%

Income before income taxes	$790	$167	373%
(as a % of net sales)	49%	13%

Provision for income taxes	$(66)	$(56)	18%
(as a % of net sales)	(4)%	(4)%

Equity in earnings of affiliated companies, net of impairments	$304	$216	41%
(as a % of net sales)	19%	17%

Net income	$1,029	$327	215%
(as a % of net sales)	64%	25%

Net Sales

For the three months ended March 31, 2008, the net sales increase compared to the same period in 2007 was primarily the result of year-over-year increased volumes in the Display Technologies segment and movements in foreign exchange rates. Net sales were positively impacted by approximately $120 million due to movements in foreign exchange rates, primarily the Japanese yen – U.S. dollar exchange rate because sales of the Display Technologies segment are denominated in Japanese yen.

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

Gross Margin

As a percentage of net sales, gross margin for the first quarter of 2008 increased to 52% from 45% in the first quarter of 2007. The improvement in overall gross margin dollars was due primarily to volume gains and manufacturing efficiencies in the Display Technologies segment.

Selling, General and Administrative Expenses

For the first quarter of 2008, selling, general, and administrative expenses increased $28 million when compared to the same period in 2007. As a percentage of sales, selling, general, and administrative expenses remained relatively constant in the first quarter of 2008 when compared to the first quarter of 2007.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

Research, development and engineering expenses increased by $21 million in the first quarter of 2008 when compared to the same period last year but remained consistent as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on the growth opportunities in those segments. The largest driver of this increase was spending on development projects such as green lasers and microreactors.

Asbestos Settlement

The asbestos settlement activity resulted from a credit to asbestos settlement expense of $327 million in the first quarter of 2008 reflecting the change in value of our asbestos settlement liability compared to expense of $110 million for the same period last year. In the first quarter of 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms that were previously established. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Other Income, Net

Royalty income from Samsung Corning Precision represents the largest item included in “Other income, net,” in Corning’s consolidated statements of operations. Royalty income from Samsung Corning Precision for the first quarter of 2008 and 2007 was $43 million and $29 million, respectively. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income.

In the first quarter of 2008, the decline in “Other income, net” resulted from an increase in royalty income from Samsung Corning Precision that was more than offset by the impact of foreign currency exchange and hedging transactions when compared to the same period last year.

Income Before Income Taxes

Income before income taxes for the first quarter of 2008 was positively impacted by $38 million due to movements in foreign exchange rates compared to the first quarter of 2007. In the first quarter of 2007, income before income taxes included a loss of $15 million on repurchases and retirements of debt.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended March 31,
	2008	2007

Provision for income taxes	$66	$56
Effective income tax rate	8.4%	33.5%

For the three months ended March 31, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax expense on income generated in the U.S.;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items for which no tax expense was recorded, including an asbestos settlement credit of $327 million. Refer to Note 3 (Commitments and Contingencies) for additional information about the asbestos settlement. Discrete items decreased our effective tax rate by 6 percentage points.

For the three months ended March 31, 2007, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax benefit on losses generated in the U.S.;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items for which no tax benefit was recorded, including asbestos settlement expense of $110 million and a loss on the repurchase of debt of $15 million. Refer to Notes 3 (Commitments and Contingencies) and 4 (Debt) for additional information. Discrete items increased our effective tax rate by 14.3 percentage points.

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements in our 2007 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2007 and this continues to be the case at March 31, 2008. We will maintain this valuation allowance until we are able to conclude that it is more likely than not that we will be able to generate sufficient levels of profitability in the U.S. to realize some or all of the deferred tax assets.

We will continue to update our assessment of the realizability of our U.S. deferred tax assets on a quarterly basis, taking into account year-to-date actual as well as forecasted U.S. results. If we conclude that it is more likely than not that we will be profitable in the U.S. in future years, we will quantify the portion of our U.S. deferred tax assets we believe to be realizable and reduce our valuation allowance accordingly. Until that time, we will continue to adjust the valuation allowance to offset the U.S. income tax expense (or benefit) that would otherwise be recorded on income (or losses) in the U.S. and therefore, reflect no net U.S. income tax expense. For the three months ended March 31, 2008 and 2007, we recorded tax expense (benefit) on income (losses) generated in the U.S. of $166 million and $(14) million, respectively, which were fully offset by releases (increases) of valuation allowance. These amounts include the impact of discrete items described above.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended March 31,
	2008	2007
Samsung Corning Precision	$212	$113
Dow Corning Corporation	80	92
Samsung Corning	0	(1)
All other	12	12
Total equity earnings	$304	$216

Equity earnings for the first quarter of 2008 reflected earnings increases for Samsung Corning Precision offset somewhat by a decline in equity earnings from Dow Corning, when compared to the same period in 2007. The increase in equity earnings for Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment.

The decline in equity earnings from Dow Corning for the three months ended March 31, 2008, compared to the same period in 2007, was largely attributable to an increase in raw material prices, higher operating expenses, and a higher effective tax rate offset somewhat by volume gains.

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

Net Income

As a result of the above, our net income and per share data follow (in millions, except per share amounts):

	Three months ended March 31,
	2008	2007
Net income	$1,029	$327
Basic earnings per common share	$0.66	$0.21
Diluted earnings per common share	$0.64	$0.20
Shares used in computing per share amounts
Basic earnings per common share	1,566	1,563
Diluted earnings per common share	1,598	1,600

OPERATING SEGMENTS

Effective January 1, 2008, Corning changed its internal reporting structure to better reflect the company’s focus on new business development and later-stage research projects and to provide more transparency on our Specialty Materials operating segment. As a result, our segment reporting includes the following changes which are in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information:”

•	We have provided separate financial information for the Specialty Materials operating segment. This operating segment was previously included in All Other.
•

Certain later-stage development projects, such as microreactors and green lasers, now meet the criteria for operating segments and are included in All Other. Spending for these projects was previously part of Exploratory Research and was reported in the reconciliation of reportable segment net income to total net income.

•

Certain other new product lines now meet the criteria for operating segments and are included in All Other. Spending related to these businesses was previously included in our Life Sciences and Display Technologies operating segments.

Our reportable operating segments are now as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
•

Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications. This reportable operating segment is an aggregation of our Automotive and Diesel operating segments as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic consumables for scientific applications.

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is now primarily comprised of development projects and results for new product lines.

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

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended March 31,		% Change
	2008	2007	08 vs. 07

Net sales	$829	$524	58%
Income before equity earnings	$476	$273	74%
Equity earnings of affiliated companies	$203	$113	80%
Net income	$679	$386	76%

The increase in net sales for the first quarter of 2008 compared to the first quarter of 2007 reflects volume gains of 50% (measured in square feet of glass sold) as our manufacturing facilities operated at capacity during the quarter and the positive impact of foreign exchange rate movement. Volume gains were offset somewhat by price declines. Year-over-year volume gains continue to be driven by increased TV market penetration, demand for larger-size substrates (generation 5 and above), and continued strong demand for glass for notebook computers.

For the first quarter of 2008, large-size glass substrates accounted for 87% of total sales volumes, compared to 85% for the first quarter of 2007. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar – Japanese yen exchange rate. Sales in the first quarter of 2008 were positively impacted by $95 million due to movements in foreign exchange rates when compared to the first quarter of 2007.

For the three months ended March 31, 2008, income before equity earnings improved from the same period last year reflecting increased sales volumes, manufacturing efficiencies, and the positive impact of movements in foreign exchange rates.

The increase in our equity earnings from Samsung Corning Precision for the first quarter of 2008 compared to the first quarter of 2007 was the result of continued strong sales volumes. In the first quarter of 2008, net sales at Samsung Corning Precision reflected volume gains of 46%, which were offset somewhat by the impact of price declines when compared to the same period last year. Equity earnings were positively impacted by $23 million due to movements in foreign exchange rates during the first quarter of 2008 when compared to the same period last year. Equity earnings from Samsung Corning Precision are susceptible to movements in the U.S. dollar–Japanese yen and U.S. dollar–Korean won exchange rates.

Net income of this segment in the first quarter of 2008 was positively impacted by $73 million due to movements in foreign exchange rates when compared to the same period last year.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the first quarter of 2008, AUO, Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 64% of segment sales when combined.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. For the three months ended March 31, 2008, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for approximately 93% of Samsung Corning Precision sales.

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During the three months ended March 31, 2008 and 2007, we issued $66 million and $33 million, respectively, in credit memoranda. Refer to Note 11 (Customer Deposits) to the consolidated financial statements for additional information.

In the event customers do not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of the customer deposits.

Outlook:

We expect to see a continuation of the overall industry growth and the trend toward large-size substrates driven by increased end market demand for LCD televisions. Although our first quarter 2008 results were quite positive, we remain cautious about the possible impact of an economic slowdown. Absent the impact of an economic downturn, we continue to estimate that volume growth in the LCD glass market will be at the upper end of the 25% to 30% range in 2008.

For the second quarter of 2008, we expect glass volumes of Corning’s wholly owned business to be up 2% to 5% and volumes of Samsung Corning Precision to increase in the range of 8% to 13% when compared to the first quarter of 2008. Volume gains are expected to be driven primarily by additional capacity. Price declines in the second quarter of 2008 for Corning’s wholly owned business are expected to be in the same range as the first quarter of 2008. Price declines at Samsung Corning are expected to mirror those of Corning’s wholly-owned business.

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

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended March 31,		% Change
	2008	2007	08 vs. 07

Net sales:
Optical fiber and cable	$214	$211	1%
Hardware and equipment	207	228	(9)%
Total net sales	$421	$439	(4)%

Net income	$11	$32	(66)%

In the first quarter of 2008, optical fiber and cable sales reflected volume gains that were offset somewhat by the absence of sales from Corning’s European submarine cabling business, sold in April 2007, when compared to the same period last year. Sales for Corning’s European submarine cabling business were $30 million in the first quarter of 2007. Volume gains reflected higher sales of fiber-to-the-premises products and market growth in several regions when compared to the first quarter of 2007. Hardware and equipment sales declined in the first quarter of 2008 when compared to the same period last year due to lower sales to a European customer. Sales of this segment were positively impacted by $13 million due to movements in foreign exchange rates, primarily the U.S. dollar – Euro, when compared to the same period last year.

The decrease in net income for the first quarter of 2008 when compared to the first quarter of 2007 was due largely to the same factors described above along with higher operating expenses. Movements in exchange rates did not significantly impact the results for this operating segment.

The Telecommunications segment has a concentrated customer base. For the first quarter of 2008, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented 24% of total segment sales when combined.

Outlook:

For the second quarter of 2008, we expect net sales to increase more than 10% when compared to the first quarter of 2008 driven by public and private network demand.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended March 31,		% Change
	2008	2007	08 vs. 07

Net sales:
Automotive	$137	$123	11%
Diesel	60	56	7%
Total net sales	$197	$179	10%

Net income	$13	$10	30%

Increased sales of this segment for the first quarter of 2008 compared to the same period last year were due to increased sales volumes for both automotive and diesel products and the impact of movements in foreign exchange rates. Sales of diesel products continue to reflect the impact of regulations requiring filters such as ours to meet tighter emissions standards; however, sales of heavy duty diesel products continue to be depressed as a result of the weak freight market in the U.S. Net sales in the first quarter of 2008 were positively impacted by $9 million due to movements in exchange rates when compared to the same period last year.

For the first quarter of 2008, net income was up due to the same factors described above. Net income of this segment was positively impacted by $2 million due to movements in foreign exchange rates.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the first quarter of 2008, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 81% of total segment sales.

Outlook:

For the second quarter of 2008, we expect net sales of this segment to be flat to up 5% when compared to the first quarter of 2008. As a result of the continued slowdown in the U.S. freight industry, we now expect diesel product sales to grow 15% to 20% in 2008. Our original estimate, provided in our 2007 Form 10-K, was 25%.

Specialty Materials

The following table provides net sales and net (loss) income for the Specialty Materials segment (in millions):

	Three months ended March 31,		% Change
	2008	2007	08 vs. 07

Net sales	$83	$84	(1)%
Net loss	$(4)	0	0%

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics and components, aerospace and defense, astronomy, ophthalmic products, and telecommunications components.

Net sales for the first quarter of 2008 were relatively even when compared to the same period last year. Operating results for the first quarter of 2008 were down slightly when compared to the same period in 2007. Movements in foreign exchange rates did not have a significant impact on the comparability of sales or operating results for this segment.

In the Specialty Materials segment, one customer accounted for approximately 12% of this segment’s net sales for the first quarter of 2008.

Outlook:

For the second quarter of 2008, we expect net sales to be up approximately 20% from the first quarter of 2008 due to normal seasonality and new product sales.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended March 31,		% Change
	2008	2007	08 vs. 07

Net sales	$81	$76	7%
Net income	$10	$10	0%

Net sales for the first quarter of 2008, were up when compared to the same period last year due largely to higher prices. For the first quarter of 2008, net income of this segment was relatively even when compared to the same period in 2007. Movements in foreign exchange rates did not have a significant impact on the comparability of sales or operating results for this segment.

In the Life Sciences segment, one distributor accounted for approximately 46% of this segment’s net sales for the first quarter of 2008.

Outlook:

For the second quarter of 2008, we expect net sales to be up slightly from the first quarter of 2008.

All Other

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and net loss for All Other (in millions):

	Three months ended March 31,		% Change
	2008	2007	08 vs. 07

Net sales	$6	$5	20%
Net loss	$(27)	$(23)	17%

Net sales for the first quarter of 2008, were relatively even when compared to the same period last year. The increase in net loss in the first quarter of 2008 was due to increased research and development spending for the Company’s developing businesses, offset somewhat by an increase in equity earnings from Samsung Corning Precision’s non-LCD businesses when compared to the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items were significant to Corning’s financing and capital structure in the first quarter of 2008 and 2007:

•	In the first quarter of 2008, we repurchased 2.7 million shares of common stock for $62 million as part of a repurchase program announced in July 2007.
•	We began paying a quarterly dividend of $0.05 per share on the Company’s common stock in the third quarter of 2007. The dividend payment for the first quarter of 2008 totaled $78 million.
•	In the first quarter of 2007, we repurchased $223 million of our 6.25% Euro notes due in 2010. We recognized a $15 million loss upon the early redemption of these notes.

Capital Spending

Capital spending totaled $467 million and $262 million in the first quarter of 2008 and 2007, respectively. We remain committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are expected to be heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. We expect our 2008 capital spending to be in the range of $1.8 billion to $2.0 billion, which is approximately $300 million higher than the estimate provided in our 2007 Form 10-K. We expect approximately $1.2 billion to $1.4 billion will be directed toward our Display Technologies segment to meet the continued increase in demand for LCD glass substrates.

Short-Term Investments

Included in our $1.2 billion short-term investments at March 31, 2008 are $255 million of asset-backed securities. Asset-backed securities are collateralized by credit card loans, auto loans, mortgages, and student loans. At March 31, 2008, our exposure to sub-prime mortgages was $3 million. Unrealized losses on securities backed by sub-prime mortgages, which are rated as investment grade, were less than $1 million at March 31, 2008, and are expected to recover in the short-term. Losses realized in the quarter amounted to less than $1 million.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods. During the first quarters of 2008 and 2007, we had no additional deposit payments against orders. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements.

Customer deposits received under these agreements are as follows (in millions):

	2004	2005	2006	2007	Total

Customer deposits received	$204	$457	$171	$105	$937

During the three months ended March 31, 2008, and 2007, we issued $66 million and $33 million in credit memoranda, respectively. In 2008, we expect to issue approximately $271 million in credit memoranda.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the company’s long-term funding targets. In the first quarter of 2008, we made a voluntary contribution of $50 million to our domestic defined benefit pension plan.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of March 31, 2008	As of December 31, 2007

Working capital	$3,477	$2,782
Working capital, excluding cash, cash equivalents, and short-term investments	$168	$(734)
Current ratio	2.9:1	2.1:1
Trade accounts receivable, net of allowances	$988	$856
Days sales outstanding	58	53
Inventories	$692	$631
Inventory turns	4.8	4.7
Days payable outstanding (1)	36	36
Long-term debt	$1,503	$1,514
Total debt to total capital	13%	14%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2007 Annual Report on Form 10-K as follows:

RATING AGENCY	Rating Long-Term Debt	Outlook
Last Update

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
June 19, 2007

Management Assessment of Liquidity

Our major source of funding for 2008 and beyond will be our operating cash flow, our existing balances of cash, cash equivalents and short term investments, and proceeds from the exercise of employee stock options. From time to time, we may issue debt securities to refinance debt securities maturing in the next few years. In July 2007, Corning’s Board of Directors approved a stock repurchase program of $500 million to be completed by the end of 2008. Through March 31, 2008, we have repurchased approximately $312 million of common stock under this program.

We believe we have sufficient liquidity for the next several years to fund operations, the asbestos settlement, research and development, capital expenditures, scheduled debt repayments, dividend payments, and our stock repurchase program.

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in off balance sheet arrangements disclosed in our 2007 Annual Report on Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

Other than the debt transactions described in Note 4 (Debt) to the consolidated financial statements, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2007 Annual Report on Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2007 Annual Report on Form 10-K and, with the exception of the following disclosures about Fair Value Measures and the Probability of Litigation Outcomes, remain unchanged through the first quarter of 2008.

Fair Value Measures

The Company adopted Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008. The adoption of SFAS 157 was not material to Corning’s financial statements or results of operations. The Statement identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the company’s own market assumptions. Once inputs have been characterized, SFAS 157 requires companies to prioritize the inputs used to measure fair value into one of three broad levels. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and requires the use of observable market data when available.

Corning’s major categories of financial assets and liabilities required to be measured at fair value are Short-term investments and Derivatives. Both categories use observable inputs only and are measured using a market approach based on quoted prices.

Derivative assets and liabilities include interest rate swaps and forward exchange contracts which are measured using observable quoted prices for similar assets and liabilities. In arriving at the fair value of Corning’s derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction. The amount recorded in the first quarter of 2008 related to credit risk was not material.

Probability of Litigation Outcomes

SFAS No. 5, “Accounting for Contingencies,” (SFAS 5) requires us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law, and other case-specific issues. See Part II – Item 1. Legal Proceedings for a discussion of the material litigation matters we face. The most significant matter involving judgment is the liability for asbestos litigation. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending asbestos claims, our assessment of the strength of our corporate veil defenses, our continuing dialogue with our insurance carriers and the claimants’ representatives. The proposed asbestos settlement (Amended PCC Plan) is subject to a number of contingencies. The parties have yet to reach final agreement on a number of terms and conditions that must be negotiated before the Amended PCC Plan can be filed. There may be objections from opposing parties once the Amended PCC Plan is filed. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

NEW ACCOUNTING STANDARDS

New Accounting Standards

As noted above, Corning adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to Note 14 (Fair Value Measurements) to the consolidated financial statements for additional information about adoption. In November 2007, the FASB provided a one-year deferral for implementation of this standard for non-financial assets and liabilities. Corning does not expect the standard to have a material impact on its consolidated results of operations and financial condition when the standard is fully adopted in 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. Corning has not elected the fair value option for any assets or liabilities under SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect Corning’s financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. Corning is currently evaluating the impact of SFAS 160 and, except for certain reclassifications required upon adoption of this standard, does not expect the adoption of the standard to have a material impact to its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and other related literature. Corning believes that the updated disclosures will not have a material impact on its consolidated financial statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2008, and December 31, 2007, Corning had accrued approximately $19 million for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first three months of 2008. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $19 million (undiscounted) for its estimated liability for environmental cleanup and litigation at March 31, 2008. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of March 31, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $113 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of March 31, 2008, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $75 million to $251 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $75 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort implant claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,300 other cases (approximately 41,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against it and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations (the 2003 Plan). The 2003 Plan would have required Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, contribute 25 million shares of Corning common stock, and pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the plan’s effective date, with 5.5 percent interest from June 2004. In addition, the 2003 Plan provided that Corning would assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance.

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the 2003 Plan for reasons it set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision.

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan and the Bankruptcy Court ordered the parties to submit the Amended PCC Plan to the Court on May 9, 2008 and for objectors to the Amended PCC Plan to appear on May 22, 2008.

As a result of progress in the parties’ continuing negotiations, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be filed with the Court. At the same time, Corning believes the probability that the 2003 Plan will become effective has diminished and that plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the proposed Amended PCC Plan that have been discussed appear to be acceptable to the parties and address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its Asbestos Settlement Liability to reflect the components of the Amended PCC Plan. The proposed settlement under the Amended PCC Plan requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on March 31, 2008. Corning will have the option to use its shares rather than cash, but the liability is fixed by dollar value and not number of shares.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional amount for such claims in its estimated asbestos settlement liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company specific data becomes available.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $675 million at March 31, 2008, compared with an estimate of liability under the original 2003 Plan of $1,002 million at December 31, 2007. A reduction in the liability of $327 million, representing the difference in the estimated value of these asbestos liabilities between December 31, 2007, and March 31, 2008, was recorded as a credit to earnings. The reduction in the amount of the liability is principally driven by a change in the composition and corresponding valuation of assets that will be contributed to settle this matter. The entire settlement obligation has been classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment). The fair value of PCE and the associated liability currently exceed the recorded book value of the equity investment.

In the first quarter of 2007, Corning recorded asbestos settlement expense under the terms of the 2003 Plan of $110 million. This expense included $101 million to reflect the increase in the market value of Corning’s common stock from December 31, 2006 to March 31, 2007, and $9 million to adjust the estimated fair value of the other components of the proposed asbestos settlement at that time. Of the $1,002 million liability at December 31, 2007, $833 million was included in other accrued liabilities as a current liability, and $169 million was recorded within the other liabilities component in our consolidated balance sheets.

The Amended PCC Plan is subject to a number of contingencies. The parties have yet to reach final agreement on a number of terms and conditions that must be negotiated before the Amended PCC Plan can be filed. There may be objections from opposing parties once the Amended PCC Plan is filed. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and fourteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. According to the Agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.47 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. The suit asks for total damages of 4.73 trillion Korean won (approximately $4.77 billion) plus penalty interest. On January, 31, 2008, the court in this case ruled that the Agreement was valid and that Samsung affiliates have a joint and severable liability for the principal (less a proportion of that amount for any SLI shares sold by any of the SLI Creditors), plus interest at a rate of 6% per annum. The total amount payable under the court ruling was $2.44 billion Korean won ($2.5 million in principal and the remainder in interest). The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. In August 2005, Corning was named as a fourth party defendant in a class action, Ann Muniz v. Rexnord Corp, filed in the U.S. District Court for the N.D. Illinois, claiming an unspecified amount of damages and asserting various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of solvents from the operations of several manufacturers at the Ellsworth Industrial Park into soil and ground water. On July 10, 2006, plaintiffs settled with a number of defendants and third-party defendants for $15.75 million, and the settling defendants mediated allocation. In November 2006, Corning settled with three of the third-party defendants for a total of approximately $99,000. In February 2008, Corning settled with the remaining third-party defendant for $375,000. Corning was also named as a third or fourth party defendant in two personal injury lawsuits and a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. In February 2007, Corning settled all claims in one of the personal injury lawsuits for $60,000 and in July 2007 settled all claims in the second personal injury lawsuit for $25,000. Corning has a number of defenses to the remaining case, which management intends to contest vigorously. Management believes this matter is not likely to be material to the financial statements of Corning in any period.

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and NetOptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties have exchanged initial discovery disclosures. Mediation conducted on November 29, 2007 did not resolve the case, and the parties are engaging in discovery. The parties will file summary judgment motions in April 2008, and trial is scheduled for November 18, 2008. Management believes that there are strong defenses to these claims and that the claims are not likely to be material to the financial statements of Corning.

Bruce Technology LLC. On January 23, 2008, Bruce Technology LLC and Richard Pitbladdo filed a complaint for patent infringement in the U.S. District Court for the Central District of California against Corning Incorporated, Corning Display Technologies Taiwan Co., LTD, Corning Japan K.K., Sharp Corporation, Sharp Electronics Corporation, Sharp Electronica Mexico S.A. de C.V., LG Philips LCD Co., LTD., LG Philips LCD America, Inc., and additional defendants yet to be specifically named. The complaint alleges that two United States patents, concerning the manufacture of LCD display glass, are being infringed by the defendants’ manufacture, use and sale of LCD display glass substrates and the products containing such substrates. Plaintiffs and Corning have reached an agreement in principle to resolve the litigation.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal first quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
January 1-31, 2008	8,123	$22.22	0	$250,007,394
February 1-29, 2008	1,828,734	$24.36	520,555	$237,507,260
March 1-31, 2008	2,146,019	$23.41	2,136,131	$187,507,552
Total	3,982,876	$23.84	2,656,686	$187,507,552

(1)

This column reflects the following transactions during the fiscal first quarter of 2008: (i) the deemed surrender to us of 149,065 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the surrender to us of 1,177,125 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 2,656,686 shares of common stock in conjunction with the repurchase program announced on July 18, 2007.

(2)

On July 18, 2007, we publicly announced that our Board of Directors had approved the repurchase of up to $500 million of our common stock from time to time through open market or private transactions, depending on market conditions, between the date of announcement and December 31, 2008.

ITEM 6. EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

10.1

Compensatory Arrangement between Corning Incorporated and James R. Houghton (Incorporated by reference to pages 50-51 of Corning Proxy Statement, Definitive 14A filed March 10, 2008 for April 24, 2008 Annual Meeting of Shareholders, and Corning Form 8-K filed March 14, 2008).

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

Corning Incorporated
(Registrant)

April 29, 2008	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

April 29, 2008	/s/ KATHERINE A. ASBECK
Date	Katherine A. Asbeck
Senior Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

12	Computation of Ratio of Earnings to Fixed Charges	50

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	51

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	52

32	Certification Pursuant to 18 U.S.C. Section 1350	53

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Three months ended March 31, 2008

Income before income taxes	$790
Adjustments:
Distributed income of equity investees	203
Fixed charges net of capitalized interest	24

Income before taxes and fixed charges, as adjusted	$1,017

Fixed charges:
Interest expense (a)	$24
Portion of rent expense which represents an appropriate interest factor (b)	5
Capitalized interest	1

Total fixed charges	30
Capitalized interest	(6)

Total fixed charges, net of capitalized interest	$24

Ratio of earnings to fixed charges	33.9x

(a)	Interest expense includes amortization expense for capitalized interest and debt costs.
(b)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, Chairman and Chief Executive Officer of Corning Incorporated, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

April 29, 2008

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

April 29, 2008

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 29, 2008

/s/	Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer