Form 10-Q
period 2008-06-30
CORNING INC /NY
filed 2008-07-30
CIK 24741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,577,916,249 shares of Corning’s Common Stock, $0.50 Par Value, were outstanding as of July 15, 2008.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Net sales	$1,692	$1,418	$3,309	$2,725
Cost of sales	840	759	1,613	1,475

Gross margin	852	659	1,696	1,250

Operating expenses:
Selling, general and administrative expense	260	229	502	443
Research, development and engineering expenses	163	137	314	267
Amortization of purchased intangibles	3	2	5	5
Restructuring, impairment and other credits (Note 2)		(2)	(1)	(2)
Asbestos settlement charge (credit) (Note 3)	9	76	(318)	186

Operating income	417	217	1,194	351

Interest income	22	35	52	72
Interest expense	(15)	(20)	(33)	(41)
Loss on repurchase of debt, net (Note 4)				(15)
Other income, net	39	57	40	89

Income before income taxes	463	289	1,253	456
Benefit (provision) for income taxes (Note 5)	2,388	(19)	2,322	(75)

Income before minority interests and equity earnings	2,851	270	3,575	381
Minority interests		(1)	1	(1)
Equity in earnings of affiliated companies, net of impairments (Note 9)	360	220	664	436

Net income	$3,211	$489	$4,240	$816

Basic earnings per common share (Note 6)	$2.05	$0.31	$2.71	$0.52
Diluted earnings per common share (Note 6)	$2.01	$0.30	$2.65	$0.51
Dividends declared per common share	$0.05		$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	June 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$2,175	$2,216
Short-term investments, at fair value	1,332	1,300
Total cash, cash equivalents and short-term investments	3,507	3,516
Trade accounts receivable, net of doubtful accounts and allowances - $22 and $20	958	856
Inventories (Note 8)	726	631
Deferred income taxes (Note 5)	168	54
Other current assets	289	237
Total current assets	5,648	5,294

Investments (Note 9)	3,264	3,036
Property, net of accumulated depreciation - $4,796 and $4,459	6,944	5,986
Goodwill and other intangible assets, net (Note 10)	303	308
Deferred income taxes (Note 5)	2,579	202
Other assets	442	389

Total Assets	$19,180	$15,215

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$76	$23
Accounts payable	831	609
Other accrued liabilities (Notes 3 and 11)	1,051	1,880
Total current liabilities	1,958	2,512

Long-term debt (Note 4)	1,474	1,514
Postretirement benefits other than pensions	739	744
Other liabilities (Notes 3 and 11)	1,280	903
Total liabilities	5,451	5,673

Commitments and contingencies (Note 3)
Minority interests	48	46
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,608 million and 1,598 million	804	799
Additional paid-in capital	12,447	12,281
Retained earnings (accumulated deficit)	1,080	(3,002)
Treasury stock, at cost; Shares held: 37 million and 30 million	(659)	(492)
Accumulated other comprehensive income (loss) (Note 16)	9	(90)
Total shareholders’ equity	13,681	9,496

Total Liabilities and Shareholders’ Equity	$19,180	$15,215

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six months ended June 30,

	2008	2007
Cash Flows from Operating Activities:
Net income	$4,240	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	319	299
Amortization of purchased intangibles	5	5
Asbestos settlement (credit) charge	(318)	186
Restructuring, impairment and other credits	(1)	(2)
Loss on repurchases of debt		15
Stock compensation charges	78	71
Gain on sale of business		(19)
Undistributed earnings of affiliated companies	(385)	(168)
Deferred tax benefit	(2,473)
Restructuring payments	(10)	(20)
Customer deposits, net of (credits) issued	(137)	(66)
Employee benefit payments in excess of expense	(37)	(92)
Changes in certain working capital items:
Trade accounts receivable	(46)	(107)
Inventories	(73)	(68)
Other current assets	(52)	(84)
Accounts payable and other current liabilities, net of restructuring payments	(104)	(127)
Other, net	(21)	29
Net cash provided by operating activities	985	668

Cash Flows from Investing Activities:
Capital expenditures	(864)	(466)
Acquisitions of businesses, net of cash received		(4)
Net proceeds (payments) from sale or disposal of assets	2	(10)
Short-term investments – acquisitions	(1,194)	(949)
Short-term investments – liquidations	1,140	1,630
Net cash (used in) provided by investing activities	(916)	201

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(12)	(10)
Retirements of long-term debt		(238)
Proceeds from issuance of common stock, net	15	13
Proceeds from the exercise of stock options	74	69
Repurchase of common stock	(125)
Dividends paid	(158)
Net cash used in financing activities	(206)	(166)
Effect of exchange rates on cash	96	14
Net (decrease) increase in cash and cash equivalents	(41)	717
Cash and cash equivalents at beginning of period	2,216	1,157

Cash and cash equivalents at end of period	$2,175	$1,874

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes items such as royalty income, foreign exchange gains and losses, and miscellaneous income and expense. Significant amounts for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Royalty income from Samsung Corning Precision	$50	$34	$93	$63
Foreign currency exchange and hedge (losses) / gains	(6)	13	(34)	27
Gain on sale of Corning’s submarine cabling business		19		19

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Corning adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to Note 14 (Fair Value Measurements) to the consolidated financial statements for additional information about adoption. In November 2007, the FASB provided a one-year deferral for implementation of this standard for certain non-financial assets and liabilities. Corning does not expect the standard to have a material impact on its consolidated results of operations and financial condition when the standard is fully adopted in 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and other related literature. Corning believes that the updated disclosures will not have a material impact on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This Statement is effective for financial statements issued for periods beginning after December 15, 2008. This statement conforms certain assumption requirements between SFAS 142, “Goodwill and Intangibles” with SFAS 141(R), “Business Combinations” with respect to estimating the useful life of an intangible asset. In addition, the Statement requires certain additional disclosures about intangible assets. Corning believes that the adoption of this FSP will not have a material impact on its consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issue Task Force (EITF) Issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities”, effective for financial statements issued for fiscal years beginning after December 15, 2008. Under this EITF, the FASB addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thereby impacting the calculation of earnings per share. If it is determined that the share-based payment is a participating security, the two-class method of calculating EPS may be required. Corning believes that this EITF will not have a material impact on its consolidated financial statements.

2.	Restructuring, Impairment, and Other Credits

2008 Activities

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the six months ended June 30, 2008 (in millions):

	Reserve at January 1, 2008	Revisions to existing plans	Net charges/ (reversals)	Cash payments	Reserve at June 30, 2008
Restructuring activity:
Employee related costs	$12	$(1)	$(1)	$(6)	$5
Other charges	22			(4)	18
Total restructuring charges	$34	$(1)	$(1)	$(10)	$23

Cash payments for employee-related costs will be substantially complete by the end of 2008, while payments for exit activities will be substantially complete by the end of 2012.

2007 Activities

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

Asbestos Settlement

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,350 other cases (approximately 41,600 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008 and May 22, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan. The Bankruptcy Court ordered the parties to submit the Amended PCC Plan on July 25, 2008 and on that date the parties informed the Court that they were making progress on the Amended PCC Plan and anticipated filing such plan on August 1, 2008.

As a result of progress in the parties’ continuing negotiations, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be filed with the Court. At the same time, Corning believes the probability that the 2003 Plan will become effective has diminished and that plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of an Amended PCC Plan that have been discussed appear to be acceptable to the parties and address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its Asbestos Settlement Liability to reflect components of the Amended PCC Plan. The proposed settlement under the Amended PCC Plan requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on June 30, 2008. Corning will have the option to use its shares rather than cash, but the liability is fixed by dollar value and not number of shares.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional amount for such claims in its estimated asbestos settlement liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company specific data becomes available.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $684 million at June 30, 2008, compared with an estimate of liability under the original 2003 Plan of $1,002 million at December 31, 2007. In the first quarter of 2008, Corning recorded a credit to asbestos settlement expense of $327 million as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in the likelihood of a settlement under the 2003 Plan. In the second quarter of 2008, Corning recorded a charge of $9 million to reflect the change in value of the estimated liability under an Amended PCC Plan. That entire settlement obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

In the three and six months ended June 30, 2007, Corning recorded asbestos settlement expense under the terms of the 2003 Plan of $76 million and $186 million, respectively, to adjust the estimated fair value of the components of the proposed asbestos settlement at that time. Of the $1,002 million estimated liability at December 31, 2007 based on the 2003 Plan, $833 million was included in other accrued liabilities as a current liability, and $169 million was recorded within the other liabilities component in our consolidated balance sheets.

The Amended PCC Plan is subject to a number of contingencies. The parties have yet to reach final agreement on a number of terms and conditions that must be negotiated before an Amended PCC Plan acceptable to Corning can be filed. There may be objections from opposing parties once the Amended PCC Plan is filed. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

As of June 30, 2008, contingent guarantees totaled a notional value of $297 million, compared with $325 million at December 31, 2007. We also were contingently liable for purchase obligations of $376 million and $262 million, at June 30, 2008 and December 31, 2007, respectively. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Product warranty liability accruals at June 30, 2008 and December 31, 2007 were $24 million and $19 million, respectively.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2008, and December 31, 2007, Corning had accrued approximately $19 million for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

There were no significant debt transactions in the first and second quarters of 2008.

In the first quarter of 2007, we paid $238 million to redeem $223 million principal amount of our 6.25% Euro notes due 2010. We recognized a loss of $15 million upon the early redemption of these notes.

5.	Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Provision (benefit) for income taxes	$(2,388)	$19	$(2,322)	$75
Effective tax (benefit) rate	(515.8)%	6.6%	(185.3)%	16.4%

For the three months ended June 30, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $2.4 billion of valuation allowances resulting from a change in judgment about the realizability of deferred tax assets in future years, described below.
•	The impact of not recording net tax expense on income generated in the U.S.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.
•

The impact of discrete items for which no tax benefit was recorded, including litigation-related items totaling $21 million. Refer to Note 3 (Commitments and Contingencies) for additional information about asbestos settlement litigation. Discrete items and the valuation allowance release decreased our effective tax rate by 529.2 percentage points.

In addition to the items noted above, the tax provision for the six months ended June 30, 2008, reflected the impact of additional discrete items for which no tax expense was recorded including an asbestos settlement credit of $327 million. For the six months ended June 30, 2008, discrete items and the valuation allowance release decreased our effective tax rate by 199.2 percentage points.

For the three months ended June 30, 2007, the effective tax rate reflected the following items:

•

The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. until management could determine that an appropriate level of profitability could be reached and sustained in the U.S.

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

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements in our 2007 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2007. In the second quarter, we concluded that it is more likely than not that we will realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.4 billion of valuation allowances on our U.S. deferred tax assets. In accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109), we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.

The evaluation of the realizability of deferred tax assets is inherently subjective. Following are the key items that provided positive evidence to support the release of the valuation allowance for a large portion of our deferred tax assets in the second quarter of 2008:

•	Positive pre-tax income in the U.S. for the first half of 2008 and the preceding year.

•

The impact of positive results in the Display Technologies operating segment and the royalty income generated from the foreign locations in this segment. A significant factor in our forecasts of future U.S. tax profitability is the amount of assumed royalties to be paid by our Display Technologies businesses to the U.S. At December 31, 2007, concerns about U.S. economic uncertainty led us to conclude that positive evidence supporting the realization of our U.S. deferred tax assets was not sufficient at that time. In spite of U.S. recessionary concerns, performance of our Display Technologies segment in 2008 has been very strong. Our manufacturing facilities in this segment have operated at or near capacity for the first half of 2008. We have also accelerated capital spending plans to increase capacity in anticipation of a stronger display market in future years.

•	The number of years remaining to utilize our net operating loss carryforwards. Corning has approximately 16 years remaining to utilize the majority of our net operating loss carryforwards.

•

Increased confidence in our forecasted income levels for the immediate year and future years which are supported by detailed sensitivity analyses. Our five-year planning process which is completed annually in the second quarter, considers a number of possible scenarios which support the future realization of our U.S. deferred tax assets.

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of June 30, 2008, as it is not more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of deferred tax assets that have remaining valuation allowances at June 30, 2008 was $234 million.

The net deferred tax assets are included in our balance sheet as follows (in millions):

	June 30, 2008	December 31, 2007
Current assets	$168	$54
Noncurrent assets	2,579	202
Noncurrent liabilities	(21)	(21)
Net deferred tax assets	$2,726	$235

In accordance with SFAS 109, for the remainder of 2008 we will continue to decrease (or increase) a valuation allowance to offset U.S. income tax expense (or benefit) that would otherwise be recorded on income (or losses) in the U.S. and therefore, reflect no net U.S. income tax expense in the third and fourth quarters of 2008. An adjustment would be required if results for the third and fourth quarters of 2008 differ significantly from our expectations.

For the three months ended June 30, 2008 and 2007, we recorded tax expense on income generated in the U.S. of $44 million and $2 million, respectively, which were fully offset by releases of valuation allowance. For the six months ended June 30, 2008 and 2007, we recorded tax expense (benefit) on income (losses) generated in the U.S. of $210 million and $(12) million, respectively, which were fully offset by releases (increases) of valuation allowance. All amounts include the impact of discrete items described above.

At June 30, 2008, it is reasonably possible that we may recognize tax benefits within the next 12 months due to a possible tax recovery from the Canadian Revenue Agency. We believe the tax recovery will be in the range of $40 million to $45 million.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in years (2008 through 2013) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 10 percentage points and 22 percentage points for the three months ended June 30, 2008 and 2007, respectively, and a reduction in the rate of 7 and 17 percentage points for the six months ended June 30, 2008 and 2007, respectively.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended June 30,
	2008			2007
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$3,211	1,569	$2.05	$489	1,567	$0.31

Effect of dilutive securities:
Stock options and other dilutive securities		31			38

Diluted earnings per common share	$3,211	1,600	$2.01	$489	1,605	$0.30

	Six months ended June 30,
	2008			2007
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$4,240	1,567	$2.71	$816	1,564	$0.52

Effect of dilutive securities:
Stock options and other dilutive securities		32			38

Diluted earnings per common share	$4,240	1,599	$2.65	$816	1,602	$0.51

The following potential common shares were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	38	35	38	35

7.	Significant Customers

For the three months ended June 30, 2008, Corning’s sales to AU Optronics Corporation (AUO) and Chi Mei Optoelectronics Corporation (Chi Mei), two customers of our Display Technologies segment, represented 13% and 10%, respectively, of the Company’s consolidated net sales. For the three months ended June 30, 2007, Corning’s sales to AUO represented 12% of the Company’s consolidated net sales.

For the six months ended June 30, 2008, Corning’s sales to AUO and Chi Mei, represented 13% and 11%, respectively, of the Company’s consolidated net sales. For the six months ended June 30, 2007, Corning’s sales to AUO represented 11% of the Company’s consolidated net sales.

8.	Inventories

Inventories comprise the following (in millions):

	June 30, 2008	December 31, 2007
Finished goods	$283	$232
Work in process	149	141
Raw materials and accessories	127	111
Supplies and packing materials	167	147
Total inventories	$726	$631

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	June 30, 2008	December 31, 2007
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$1,991	$1,863
Dow Corning Corporation	50%	1,009	931
All other	25%-50%	260	238
		3,260	3,032
Other investments		4	4
Total		$3,264	$3,036

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Related Party Transactions:
Corning sales to affiliates	$8	$10	$23	$18
Corning purchases from affiliates	$9	$9	$22	$14
Dividends received from affiliates	$76	$119	$279	$268
Royalty income from affiliates	$51	$35	$94	$66
Corning transfers of assets, at cost, to affiliates	$51	$30	$99	$58

As of June 30, 2008, balances due to and due from affiliates were $8 million and $41 million, respectively. As of December 31, 2007, balances due to and due from affiliates were $7 million and $35 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of primarily liquid crystal display glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Statement of Operations:
Net sales	$960	$574	$1,815	$1,058
Gross profit	$682	$389	$1,251	$722
Net income	$505	$270	$954	$506
Corning’s equity in earnings of Samsung Corning Precision	$250	$132	$462	$245

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$5	$5	$14	$6
Corning sales to Samsung Corning Precision		$2	$7	$2
Dividends received from Samsung Corning Precision			$151	$143
Royalty income from Samsung Corning Precision	$50	$34	$93	$63
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$51	$30	$99	$58

(1)

Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no gain or loss being recognized on the transaction.

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Precision Glass Co., Ltd.

As of June 30, 2008, balances due to and due from Samsung Corning Precision were $6 million and $37 million, respectively. As of December 31, 2007, balances due to and from Samsung Corning Precision were $6 million and $31 million, respectively.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Samsung Corning Precision accounted for the transaction at fair value while Corning accounted for the transaction at historical cost.

As of June 30, 2008, Samsung Corning Precision was one of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 13 other creditors. Refer to the Samsung Corning Co., Ltd. section of Note 7 (Investments) to the consolidated financial statements in our 2007 Form 10-K for additional information.

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

Samsung Corning’s results of operations follow (in millions):

	Three months ended June 30,	Six months ended June 30,
	2007	2007

Statement of Operations:
Net sales	$161	$322
Gross profit	$5	$14
Net loss	$(33)	$(36)
Corning’s equity in losses of Samsung Corning	$(17)	$(18)

Related Party Transactions:
Royalty income from Samsung Corning	$1	$3

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S. based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Statement of Operations:
Net sales	$1,384	$1,231	$2,659	$2,409
Gross profit	$470	$444	$879	$875
Net income	$188	$177	$348	$361
Corning’s equity in earnings of Dow Corning	$94	$88	$174	$180

Related Party Transactions:
Corning purchases from Dow Corning	$4	$3	$8	$6
Dividends received from Dow Corning	$52	$65	$103	$65

Balances due to Dow Corning were $2 million and $1 million as of June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008, Dow Corning’s marketable securities included approximately $1.3 billion of auction rate securities, net of a temporary impairment of $43 million in the second quarter. As a result of this temporary impairment, unrealized losses of $32 million, net of $11 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. The majority of Dow Corning’s securities are collateralized by portfolios of student loans which are guaranteed by the U.S. government. Auctions for these securities have failed since the first quarter, reducing the immediate liquidity of these investments. Since Dow Corning does not know when a market will return or develop for these securities, Dow Corning classified these securities as non-current at June 30, 2008. While no other-than-temporary impairments of these securities existed at June 30, 2008, market conditions could lead to additional temporary impairments or a conclusion by Dow Corning that impairments are other-than-temporary. Corning’s equity earnings from Dow Corning would be reduced by our 50% share of any impairment that is considered to be other-than-temporary.

Dow Corning has borrowed the full amount under its $500 million revolving credit facility and believes it has adequate liquidity to fund operations, its capital expenditure plan, breast implant settlement liabilities, and shareholder dividends.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of June 30, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $93 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which was denied. It filed a petition of writ of certiorari with the U.S. Supreme Court, which has also been denied. As of June 30, 2008, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $73 million to $251 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $73 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Variable Interest Entities

Corning leases certain transportation equipment from a trust that qualifies as a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised” (FIN 46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning’s consolidated financial statements. The entity’s assets are primarily comprised of fixed assets which are collateral for the entity’s borrowings. These assets, amounting to approximately $27 million as of June 30, 2008 and $28 million as of December 31, 2007, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the trusts. Lease revenue generated by these trusts was $2 million for the six months ended June 30, 2008 and 2007. Corning’s maximum exposure to loss as a result of its involvement with these two trusts is estimated at approximately $14 million at June 30, 2008 and December 31, 2007.

10.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2008. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Specialty Materials	Total

Balance at June 30, 2008	$118	$9	$150	$277

Other intangible assets follow (in millions):

	June 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$129	$108	$21	$127	$102	$25
Non-competition agreements	112	110	2	109	107	2
Other	5	2	3	5	1	4

Total	$246	$220	$26	$241	$210	$31

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $10 million annually for 2008, $10 million in 2009, and insignificant thereafter.

11.	Customer Deposits

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

Customer deposits received under these agreements were as follows (in millions):

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

During the three and six months ended June 30, 2008, we issued $71 million and $137 million, respectively, in credit memoranda. During the three and six months ended June 30, 2007, we issued $33 million and $66 million, respectively, in credit memoranda.

Customer deposit liabilities were $437 million and $531 million at June 30, 2008 and December 31, 2007, respectively, of which $276 million and $222 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen–U.S. dollar exchange rate.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$13	$13	$26	$27	$3	$4	$6	$7
Interest cost	38	37	75	73	12	11	24	23
Expected return on plan assets	(50)	(46)	(99)	(91)
Amortization of net loss	4	8	8	15	2	1	4	3
Amortization of prior service cost	2	3	5	6	(1)	(1)	(2)	(2)
Total expense	$7	$15	$15	$30	$16	$15	$32	$31

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

Corning is also exposed to movements in interest rates on its cash, cash equivalents, and debt obligations. Corning uses interest rate derivatives, where appropriate, to manage this exposure.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

	June 30, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$1,484	$(24)	$1,421	$(8)
Foreign exchange option contracts	$472	$2
Interest rate fixed to floating swaps	$500	$14	$500	$13

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

Corning excludes the impact of credit risk from the assessment of hedge effectiveness. The amount of ineffectiveness, related to derivatives, for the three and six months ended June 30, 2008 was immaterial.

Corning uses derivative instruments (forwards and options) to limit exposures to fluctuations related to certain monetary assets, monetary liabilities, and net earnings in foreign currencies. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated derivatives. Changes in the fair value of undesignated derivatives are recorded in current period earnings in the other income, net component in the consolidated statements of income. The notional amount of the undesignated derivatives at June 30, 2008 and December 31, 2007 was $1.1 billion and $717 million, respectively.

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

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statements of income as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. At June 30, 2008, the amount of net losses expected to be reclassified into earnings within the next 12 months is $25 million.

Fair Value Hedges

In October of 2007, we entered into four interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $500 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the three-month LIBOR rate.

No net gains or losses were recorded in the consolidated statements of income related to the Company’s underlying debt and interest rate swap agreements. At June 30, 2008, the fair value of the interest rate swap agreements recorded in the other assets line item and offset in the long-term debt line item of the consolidated balance sheet, was $14 million.

Each fair value hedge (swap) was entered into subsequent to the initial recognition of the hedged item; therefore these swaps do not meet the criteria to qualify for the shortcut method. Therefore, Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively. The analysis excludes the impact of credit risk from the assessment of hedge ineffectiveness.

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statements of income as where the effects of the hedged item are recorded.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at June 30, 2008 and December 31, 2007, were $147 million and $143 million, respectively.

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

SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and requires the use of observable market data when available. As of June 30, 2008, the Company did not have any financial assets or liabilities that are measured using unobservable (or Level 3) inputs.

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	June 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$1,332	$1,332
Derivatives (1)	$28		$28

Liabilities
Derivatives (1)	$36		$36

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are not currently required to be presented on an interim basis. The FASB deferred implementation of SFAS 157 for these items until 2009.

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

Share-based compensation cost recognized under SFAS 123(R) was approximately $78 million and $70 million for the six months ended June 30, 2008 and 2007, respectively, and approximately $37 million and $34 million for the three months ended June 30, 2008 and 2007, respectively, and included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock, and (4) the WESPP. No tax benefits were attributed to the share-based compensation cost because a valuation allowance was maintained for substantially all net deferred tax assets.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the six months ended June 30, 2008:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2007	88,010	$26.44
Granted	5,879	$25.03
Exercised	(7,607)	$10.20
Forfeited and Expired	(285)	$29.80
Options Outstanding as of June 30, 2008	85,997	$27.78	5.02	$536,060
Options Exercisable as of June 30, 2008	71,993	$28.43	4.25	$529,394

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2008, there was approximately $66 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.18 years. Compensation cost related to stock options was approximately $39 million and $36 million for the six months ended June 30, 2008 and 2007, respectively, and approximately $19 million and $18 million for the three months ended June 30, 2008 and 2007, respectively.

Proceeds received from the exercise of stock options were $74 million and $69 million for the six months ended June 30, 2008 and 2007, respectively, and $56 million and $47 million for the three months ended June 30, 2008 and 2007, respectively. Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the six months ended June 30, 2008 and 2007 was approximately $120 million and $141 million, respectively, and $88 million and $89 million for the three months ended June 30, 2008 and 2007, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes) to the consolidated financial statements.

A lattice-based valuation model is used to estimate the fair values of option and restricted stock grants and incorporates the assumptions (including ranges of assumptions) noted in the table below. Expected volatility is based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), and the long-term historical volatility of Corning’s stock.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Expected volatility	32-54%	35-54%	32-54%	35-54%
Weighted-average volatility	51%	51%	51%	51%
Expected dividends	0.83%	0	0.83-0.85%	0
Risk-free rate	1.7-5.5%	4.4-5.1%	1.7-6.0%	4.4-5.2%
Average risk-free rate	4.0%	4.8%	3.9-4.0%	4.8%
Expected time to exercise (in years)	2.0-5.6	2.2-5.3	2.0-5.6	2.2-5.4
Pre-vesting departure rate	1.5-2.7%	1.6-2.5%	1.5-2.7%	1.6-2.5%
Post vesting departure rate	3.5-6.3%	3.9-6.6%	3.5-6.3%	3.8-6.7%

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2007, and changes during the six months ended June 30, 2008:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	1,065	$18.15
Granted	1,052	24.17
Vested	(137)	15.80
Forfeited
Nonvested shares at June 30, 2008	1,980	$21.43

As of June 30, 2008, there was approximately $22 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.24 years. Compensation cost related to time-based restricted stock was approximately $5 million and $2 million for the six months ended June 30, 2008 and 2007, respectively, and $3 million and less than a million for the three months ended June 30, 2008 and 2007, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock units as of December 31, 2007, and changes during the six months ended June30, 2008:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	8,770	$18.80
Granted	799	22.86
Vested	(3,574)	13.51
Forfeited	(67)	23.08
Nonvested shares at June 30, 2008	5,928	$22.49

As of June 30, 2008, there was approximately $70 million of unrecognized compensation cost related to non-vested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. Compensation cost related to performance-based restricted stock was approximately $32 million and $31 million for the six months ended June 30, 2008 and 2007, respectively, and approximately $15 million and $16 million for the three months ended June 30, 2008 and 2007, respectively.

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

16.    Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended June 30,		Six months ended June 30,

	2008 (1)	2007 (1)	2008 (1)	2007 (1)

Net income	$3,211	$489	$4,240	$816
Other comprehensive income:
Change in unrealized gain on investments, net		(2)	(22)	(2)
Change in unrealized gain on derivative hedging instruments, net	95	15	(4)	(22)
Reclassification adjustment relating to derivatives, net	(26)	(9)	6	19
Foreign currency translation adjustment, net	(274)	(73)	122	(54)
Defined benefit pension and postretirement plans, net		16	13	36
Other, net (2)	(16)		(16)
Total comprehensive income	$2,990	$436	$4,339	$793

(1)

Other comprehensive income items for the three and six months ended June 30, 2008 and 2007 include zero net tax effects. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

(2)	Other, net includes an unrealized loss of $16 million related to the temporary impairment of auction rate securities held by Dow Corning Corporation. Refer to Note 9 (Investments).

17.	Operating Segments

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

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the three months ended June 30, 2008
Net sales	$809	$477	$209	$104	$87	$6	$1,692
Depreciation (1)	$92	$31	$24	$7	$4	$3	$161
Amortization of purchased intangibles		$3					$3
Research, development and engineering expenses (2)	$29	$25	$32	$11	$2	$42	$141
Income tax (provision) benefit	$(61)	$(2)	$(2)		$(1)	$3	$(63)
Earnings (loss) before equity earnings (3)	$441	$23	$27	$4	$16	$(52)	$459
Equity in earnings of affiliated companies	$244		$1			$15	$260
Net income (loss)	$685	$23	$28	$4	$16	$(37)	$719

For the three months ended June 30, 2007
Net sales	$610	$438	$191	$95	$78	$6	$1,418
Depreciation (1)	$79	$32	$22	$8	$4	$2	$147
Amortization of purchased intangibles		$2					$2
Research, development and engineering expenses (2)	$22	$21	$31	$13	$2	$28	$117
Restructuring, impairment and other credits (before-tax and minority interest)		$(2)					(2)
Income tax (provision) benefit	$(11)	$(6)	$(4)		$(3)	$2	$(22)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$362	$41	$13	$(2)	$11	$(36)	$389
Minority interests						$(1)	$(1)
Equity in earnings (loss) of affiliated companies (4)	$132	$1	$1			$(6)	$128
Net income (loss)	$494	$42	$14	$(2)	$11	$(43)	$516

For the six months ended June 30, 2008
Net sales	$1,638	$898	$406	$187	$168	$12	$3,309
Depreciation (1)	$182	$58	$48	$15	$8	$6	$317
Amortization of purchased intangibles		$5					$5
Research, development and engineering expenses (2)	$53	$49	$65	$20	$4	$78	$269
Restructuring, impairment and other credits (before-tax and minority interest)		$(1)					$(1)
Income tax (provision) benefit	$(118)	$(7)	$(7)		$(6)	$5	$(133)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$917	$33	$39		$26	$(97)	$918
Minority interests		$1					$1
Equity in earnings of affiliated companies	$447		$2			$33	$482
Net income (loss)	$1,364	$34	$41	$0	$26	$(64)	$1,401

For the six months ended June 30, 2007
Net sales	$1,134	$877	$370	$179	$154	$11	$2,725
Depreciation (1)	$160	$65	$43	$16	$8	$3	$295
Amortization of purchased intangibles		$5					$5
Research, development and engineering expenses (2)	$44	$40	$61	$22	$4	$54	$225
Restructuring, impairment and other credits (before-tax and minority interest)		$(2)					$(2)
Income tax (provision) benefit	$(53)	$(17)	$(7)		$(7)	$4	$(80)
Earnings (loss) before minority interest and equity earnings (3)	$635	$72	$23	$(2)	$21	$(68)	$681
Minority interests						$(1)	$(1)
Equity in earnings of affiliated companies (4)	$245	$2	$1			$3	$251
Net income (loss)	$880	$74	$24	$(2)	$21	$(66)	$931

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending which is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales. In the three and six months ended June 30, 2008, earnings (loss) before minority interest and equity earnings (loss) of the Display Technologies segment included a $12 million litigation settlement charge. In the three and six months ended June 30, 2007, earnings (loss) before minority interest and equity earnings (loss) of the Telecommunications segment included a $19 million gain on the sale of the European submarine cabling business.

(4)

In the three and six months ended June 30, 2007, equity earnings (loss) of affiliated companies includes a charge of $15 million in All Other related to impairments for Samsung Corning Precision’s non-LCD businesses.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Net income of reportable segments	$756	$559	$1,465	$997
Non-reportable segments	(37)	(43)	(64)	(66)
Unallocated amounts:
Net financing costs (1)	4	10	13	18
Stock-based compensation expense	(37)	(35)	(78)	(71)
Exploratory research	(17)	(16)	(35)	(33)
Corporate contributions	(7)	(6)	(18)	(20)
Equity in earnings of affiliated companies, net of impairments (2)	100	92	182	185
Asbestos settlement (3)	(9)	(76)	318	(186)
Other corporate items (4)	2,458	4	2,457	(8)
Net income	$3,211	$489	$4,240	$816

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)	Includes the equity earnings of Dow Corning Corporation.
(3)

In the three months ended June 30, 2008, Corning recorded a charge of $9 million to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims. In the six months ended June 30, 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. In the three and six months ended June 30, 2007, Corning recorded asbestos settlement expense under the terms of the 2003 Plan of $76 million and $186 million, respectively, to adjust the estimated fair value of the components of the proposed asbestos settlement at that time.

(4)

Other corporate items include the tax impact of the unallocated amounts. In the three months ended June 30, 2008, Corning recorded a $2.4 billion tax benefit from the release of a valuation allowance on U.S. tax benefits due to sustained profitability and positive future earnings projections for the U.S. entities. In addition, the six months ended June 30, 2007 included a loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010.

In the Display Technologies operating segment, assets increased from $5.8 billion at December 31, 2007 to $6.9 billion at June 30, 2008. The increase is due primarily to capital expenditures of $656 million and an increase in translation capital of $240 million for the six months ended June 30, 2008.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the second quarter of 2008, this small number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display segment, three customers accounted for 65% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 27% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Specialty Materials segment, one customer accounted for 10% of segment sales.
•	In the Life Sciences segment, one customer accounted for 44% of segment sales.

For the first half of 2008, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display segment, three customers accounted for 65% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 26% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Specialty Materials segment, one customer accounted for approximately 10% of segment sales.
•	In the Life Sciences segment, one customer accounted for 45% of segment sales.

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

On July 30, 2008, Corning announced that its Board of Directors and Executive Committee had approved the repurchase of up to $1.0 billion of common stock between the date of the announcement and the end of 2009.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Our key priorities for 2008 remain unchanged from the previous four years: protect our financial health, improve our profitability, and invest in the future. During the second quarter of 2008, we made the following progress against these priorities:

Financial Health

Our balance sheet remains strong, and we generated significant positive cash flows from operating activities.

•	Our debt to capital ratio of 10% at June 30, 2008 remains low, reflecting an improvement from 14% at December 31, 2007.
•	Operating cash flow in the first half of 2008 was $985 million.
•	We ended the second quarter of 2008 with $3.5 billion of cash and short-term investments.

Profitability

For the three months ended June 30, 2008, we generated net income of $3.2 billion or $2.01 per share compared to net income of $489 million or $0.30 per share for the same period in 2007. When compared to the same period last year, the improvement in net income was due largely to the following items:

•

The release of $2.4 billion of valuation allowances. In the second quarter, we concluded that it is more likely than not that we will realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.4 billion of valuation allowances on our U.S. deferred tax assets. For additional information, refer to Note 6 (Income Taxes) to the consolidated financial statements.

•

Higher net income in the Display Technologies segment driven by very strong sales volumes, an increase in equity earnings from Samsung Corning Precision, strong manufacturing performance, and the strength of the Japanese yen – U.S. dollar exchange rate. Our manufacturing facilities continue to operate at or near capacity reflecting continuing strong demand for liquid crystal display (LCD) glass substrates in spite of economic uncertainty.

For the six months ended June 30, 2008, we reported net income of $4.2 billion or $2.65 per share which represented an increase of $3.4 billion over the same period in 2007. The increase was primarily attributable to the valuation allowance release described above, higher net income in the Display Technologies segment, and a credit to asbestos settlement expense of $318 million reflecting the change in the estimate of our asbestos settlement liability compared to expense of $186 million for the same period last year. In the first quarter of 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Investing in Our Future

We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems. We remain committed to investing in research, development, and engineering to drive innovation and continue to work on technologies for glass substrates for active matrix LCD glass substrates, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that enable fiber-to-the-premises.

Our research, development and engineering expenses for the three and six months ended June 30, 2008, increased by $26 million and $47 million, respectively, when compared to the same period last year but remained relatively constant as percentage of net sales. The largest driver of this increase was spending on development projects such as green lasers and microreactors and baseline research for new business development. We believe our spending levels are adequate to support our technology and innovation strategies.

Capital spending totaled $864 million and $466 million for the six months ended June 30, 2008 and 2007, respectively. We remain committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures in 2008 are expected to be heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment.

We expect our 2008 capital spending to be in the range of $1.8 billion to $2.0 billion, which is approximately $300 million higher than the estimate provided in our 2007 Form 10-K. The increase is driven primarily by the acceleration of LCD capacity in anticipation of a stronger 2010 display market and growing demand for Corning’s Gorilla™ glass, an optical quality glass that is optimized for high-end portable devices and touch screens. Higher precious metals prices are also contributing to the increased capital spending. We expect approximately $1.2 billion to $1.4 billion will be directed toward our Display Technologies segment to meet the continued increase in demand for LCD glass.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$1,692	$1,418	19%	$3,309	$2,725	21%

Gross margin	$852	$659	29%	$1,696	$1,250	36%
(gross margin %)	50%	46%		51%	46%

Selling, general and administrative expenses	$260	$229	14%	$502	$443	13%
(as a % of net sales)	15%	16%		15%	16%

Research, development and engineering expenses	$163	$137	19%	$314	$267	18%
(as a % of net sales)	10%	10%		9%	10%

Restructuring, impairment and other (credits) and charges		$(2)	(100)%	$(1)	$(2)	(50)%
(as a % of net sales)

Asbestos settlement	$9	$76	(88)%	$(318)	$186	(271)%
(as a % of net sales)	1%	5%		(10)%	7%

Income before income taxes	$463	$289	60%	$1,253	$456	175%
(as a % of net sales)	27%	20%		38%	17%

Benefit (provision) for income taxes	$2,388	$(19)	(12,668)%	$2,322	$(75)	(3,196)%
(as a % of net sales)	141%	(1)%		70%	(3)%

Equity in earnings of affiliated companies, net of impairments	$360	$220	64%	$664	$436	52%
(as a % of net sales)	21%	16%		20%	16%

Net income	$3,211	$489	557%	$4,240	$816	420%
(as a % of net sales)	190%	34%		128%	30%

Net Sales

For the three and six months ended June 30, 2008, the net sales increase compared to the same periods in 2007 was primarily the result of year-over-year increased volumes in the Display Technologies segment and movements in foreign exchange rates. For the three and six months ended June 30, 2008, net sales were positively impacted by approximately $136 million and $255 million, respectively due to movements in foreign exchange rates, primarily the Japanese yen – U.S. dollar exchange rate because sales of the Display Technologies segment are denominated in Japanese yen.

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

Gross Margin

As a percentage of net sales, gross margin for the three and six months ended June 30, 2008, increased 4 and 5 percentage points, respectively, when compared to the same periods in 2007. The improvement in overall gross margin dollars for both periods presented was due primarily to volume gains and cost reduction in the Display Technologies segment.

Selling, General and Administrative Expenses

For the three and six months ended June 30, 2008, selling, general, and administrative expenses increased $31 million and $59 million, respectively, when compared to the same periods in 2007 due primarily to increased compensation-related costs and the impact of a $12 million litigation settlement in the second quarter of 2008. Selling, general, and administrative expenses as a percentage of sales decreased slightly for both periods presented when compared to the same periods last year.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three and six months ended June 30, 2008, research, development and engineering expenses increased by $26 million and $47 million, respectively, when compared to the same period last year but remained even as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments. The largest driver of this increase was spending on development projects such as green lasers and microreactors and baseline research for new business development.

Asbestos Settlement

In the second quarter of 2008 and 2007, we recorded an increase to our asbestos settlement liability of $9 million and $76 million, respectively. In the six months ended June 30, 2008 we recorded a net decrease to the asbestos settlement liability of $318 million compared to a charge of $186 million in the same period last year. The net decrease in the first half of 2008 was due to a $327 million reduction to our estimated liability for asbestos litigation that was recorded in the first quarter of 2008 as a result of the increase in the likelihood of a settlement under more recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms that had been established in 2003. The charge of $9 million, recorded in the second quarter of 2008, reflected a change in the settlement value of the liability under the terms being negotiated.

For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes items such as royalty income, foreign exchange gains and losses, and miscellaneous income and expense. Royalty income from Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) represents the largest item included in “Other income, net” in Corning’s consolidated statements of income. Significant amounts for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Royalty income from Samsung Corning Precision	$50	$34	$93	$63
Foreign currency exchange and hedge (losses) / gains	(6)	13	(34)	27
Gain on sale of Corning’s submarine cabling business		19		19

In the second quarter of 2008, “Other income, net” declined when compared to the same period last year due to the absence of a $19 million gain on the sale of Corning’s European submarine cabling business which was recorded in the second quarter of 2007 and the impact of foreign currency exchange transactions offset by an increase in royalty income from Samsung Corning Precision.

In the six months ended June 30, 2008, the decline in “Other income, net” resulted from an increase in royalty income from Samsung Corning Precision that was more than offset by the impact of foreign currency exchange and hedging transactions along with the absence of the gain on the sale of Corning’s European submarine cabling business when compared to the same period last year.

Income Before Income Taxes

Income before income taxes for the three and six months ended June 30, 2008, was positively impacted by $71 million and $109 million, respectively, due to movements in foreign exchange rates compared to the first quarter of 2007.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Provision (benefit) for income taxes	$(2,388)	$19	$(2,322)	$75
Effective tax (benefit) rate	(515.8)%	6.6%	(185.3)%	16.4%

For the three months ended June 30, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $2.4 billion of valuation allowances resulting from a change in judgment about the realizability of deferred tax assets in future years, described below.
•	The impact of not recording net tax expense on income generated in the U.S.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.
•

The impact of discrete items for which no tax benefit was recorded, including litigation-related items totaling $21 million. Refer to Note 3 (Commitments and Contingencies) for additional information about asbestos settlement litigation. Discrete items and the valuation allowance release decreased our effective tax rate by 529.2 percentage points.

In addition to the items noted above, the tax provision for the six months ended June 30, 2008, reflected the impact of additional discrete items for which no tax expense was recorded including an asbestos settlement credit of $327 million. For the six months ended June 30, 2008, discrete items and the valuation allowance release decreased our effective tax rate by 199.2 percentage points.

For the three months ended June 30, 2007, the effective tax rate reflected the following items:

•

The impact of not recording tax benefits (expenses) on losses (income) generated in the U.S. until management could determine that an appropriate level of profitability could be reached and sustained in the U.S.

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

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements in our 2007 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2007. In the second quarter, we concluded that it is more likely than not that we will realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.4 billion of valuation allowances on our U.S. deferred tax assets. In accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109), we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.

The evaluation of the realizability of deferred tax assets is inherently subjective. Following are the key items that provided positive evidence to support the release of the valuation allowance for a large portion of our deferred tax assets in the second quarter of 2008:

•	Positive pre-tax income in the U.S. for the first half of 2008 and the preceding year.

•

The impact of positive results in the Display Technologies operating segment and the royalty income generated from the foreign locations in this segment. A significant factor in our forecasts of future U.S. tax profitability is the amount of assumed royalties to be paid by our Display Technologies businesses to the U.S. At December 31, 2007, concerns about U.S. economic uncertainty led us to conclude that positive evidence supporting the realization of our U.S. deferred tax assets was not sufficient at that time. In spite of U.S. recessionary concerns, performance of our Display Technologies segment in 2008 has been very strong. Our manufacturing facilities in this segment have operated at or near capacity for the first half of 2008. We have also accelerated capital spending plans to increase capacity in anticipation of a stronger display market in future years.

•	The number of years remaining to utilize our net operating loss carryforwards. Corning has approximately 16 years remaining to utilize the majority of our net operating loss carryforwards.

•

Increased confidence in our forecasted income levels for the immediate year and future years which are supported by detailed sensitivity analyses. Our five-year planning process which is completed annually in the second quarter, considers a number of possible favorable and unfavorable scenarios which support the future realization of our U.S. deferred tax assets.

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards as well as other federal and state tax credits will remain with a valuation allowance against them as of June 30, 2008, as it is not more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of valuation allowance that remains against these assets at June 30, 2008 was $234 million.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Samsung Corning Precision	$250	$132	$462	$245
Dow Corning Corporation	94	88	174	180
Samsung Corning		(17)		(18)
All other	16	17	28	29
Total equity earnings	$360	$220	$664	$436

Equity earnings for the second quarter of 2008 reflected earnings increases for Samsung Corning Precision and Dow Corning and the absence of restructuring and impairment charges from Samsung Corning when compared to the same period in 2007.

The increase in equity earnings for Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment.

The increase in equity earnings from Dow Corning for the second quarter of 2008 when compared to the same period last year was due primarily to volume gains along with an increase in prices for certain silicone products. The decline in equity earnings from Dow Corning for the six months ended June 30, 2008, compared to the same period in 2007, was largely attributable to an increase in raw material prices offset somewhat by volume gains and price increases.

In the second quarter of 2007, equity earnings from Samsung Corning included $15 million for our share of restructuring and impairment charges. Until December 31, 2007, Corning had a 50% interest in Samsung Corning. Samsung Electronics Company, Ltd. and affiliates owned the remaining 50% interest in Samsung Corning. On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Refer to Note 9 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning’s operating results.

Net Income

As a result of the above, our net income and per share data follow (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$3,211	$489	$4,240	$816
Basic earnings per common share	$2.05	$0.31	$2.71	$0.52
Diluted earnings per common share	$2.01	$0.30	$2.65	$0.51
Shares used in computing per share amounts
Basic earnings per common share	1,569	1,567	1,567	1,564
Diluted earnings per common share	1,600	1,605	1,599	1,602

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

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$809	$610	33%	$1,638	$1,134	44%
Income before equity earnings	$441	$362	22%	$917	$635	44%
Equity earnings of affiliated companies	$244	$132	85%	$447	$245	82%
Net income	$685	$494	39%	$1,364	$880	55%

The increase in net sales for the second quarter of 2008 compared to the second quarter of 2007 reflects volume gains of 26% (measured in square feet of glass sold) as our manufacturing facilities continued to operate at or near capacity during the quarter and the positive impact of foreign exchange rate movement. Volume gains were offset somewhat by price declines of 8%. Year-over-year volume gains continue to be driven by increased TV market penetration, demand for large-size substrates (generation 5 and above), and continued strong demand for glass for notebook computers.

For the second quarter of 2008, large-size glass substrates accounted for 90% of total sales volumes, compared to 87% for the second quarter of 2007. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar – Japanese yen exchange rate. Sales in the second quarter of 2008 were positively impacted by $104 million due to movements in foreign exchange rates when compared to the second quarter of 2007.

For the six months ended June 30, 2008, net sales increased 44% when compared to the same period last year due to volume gains of 37% and the positive impact of foreign exchange rate movement offset somewhat by price declines. Sales for the six months ended June 30, 2008 were positively impacted by $198 million due to movements in foreign exchange rates when compared the same period last year.

For the three and six months ended June 30, 2008, income before equity earnings improved from the same period last year reflecting increased sales volumes and the positive impact of movements in foreign exchange rates. During the second quarter, results were negatively impacted by costs associated with an isolated manufacturing issue at one of our facilities and a $12 million litigation settlement charge. Income before equity earnings for the second quarter of 2008 also reflected an increase in royalty income from Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 7 (Investments) to the consolidated financial statements for more information about related party transactions.

The increase in equity earnings from Samsung Corning Precision for the three and six months ended June 30, 2008, compared to the same periods last year was the result of continued strong sales volumes and improved manufacturing performance. In the second quarter of 2008, net sales at Samsung Corning Precision reflected volume gains of 40%, which were offset somewhat by the impact of price declines when compared to the same period last year. For the six months ended June 30, 2008, sales at Samsung Corning Precision reflected volume gains of 43% offset somewhat by price declines of approximately 8% when compared to 2007. Equity earnings for the three and six months of 2008 were positively impacted by $31 million and $55 million, respectively, due to movements in foreign exchange rates compared to the same periods in 2007. Equity earnings from Samsung Corning Precision are susceptible to movements in the U.S. dollar–Japanese yen and U.S. dollar–Korean won exchange rates.

Net income of this segment in the three and six months ended June 30, 2008 was positively impacted by $93 million and $166 million, respectively, due to movements in foreign exchange rates when compared to the same periods last year.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the three and six months ended June 30, 2008, AUO, Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 65% of segment sales.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. For the three and six months ended June 30, 2008, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for approximately 93% of Samsung Corning Precision sales.

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During the six months ended June 30, 2008 and 2007, we issued $137 million and $66 million, respectively, in credit memoranda. Refer to Note 11 (Customer Deposits) to the consolidated financial statements for additional information.

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

For the third quarter of 2008, we expect glass volumes of Corning’s wholly owned business to be flat to up 5% and volumes of Samsung Corning Precision to increase in the range of 8% to 13% when compared to the second quarter of 2008. Price declines in the third quarter of 2008 for Corning’s wholly owned business are expected to be in the same range as the second quarter of 2008. Price declines at Samsung Corning are expected to be similar to those of Corning’s wholly-owned business.

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

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales:
Optical fiber and cable	$248	$219	13%	$462	$430	7%
Hardware and equipment	229	219	5%	436	447	(2)%
Total net sales	$477	$438	9%	$898	$877	2%

Net income	$23	$42	(45)%	$34	$74	(54)%

In the second quarter of 2008, net sales of the Telecommunications segment increased in both optical fiber and cable and hardware and equipment businesses when compared to the same period last year. Optical fiber and cable sales reflected volume gains that were offset somewhat by the absence of sales from Corning’s European submarine cabling business, which was sold in April 2007. Optical fiber and cable volume gains reflected higher sales of fiber-to-the-premises, third-party fiber, and private network products. Sales for Corning’s European submarine cabling business were $9 million in the second quarter of 2007. Hardware and equipment sales were up due to increased sales of fiber-to-the-premises and private network products. In the second quarter of 2008, net sales of this segment were negatively impacted by an enterprise resource planning (ERP) system conversion that affected a portion of this segment’s supply chain. The ERP system conversion was completed in the second quarter of 2008 and is not expected to impact sales in the future. Sales of this segment were positively impacted by $16 million due to movements in foreign exchange rates, primarily the U.S. dollar – Euro, when compared to the same period last year.

When compared to the same period last year, net sales of this segment for the six months ended June 30, 2008 reflected higher sales of fiber-to-the-premises products and the positive impact of movements in foreign exchange rates, offset by the absence of $39 million of sales from Corning’s European submarine cabling business and the impact of the system conversion described above. Sales of this segment for the six months ended June 30, 2008 were positively impacted by $29 million due to movements in foreign exchange rates when compared to last year. In addition, hardware and equipment sales declined during the six months ended June 30, 2008 due to lower sales to a European customer when compared to the same period last year.

As described above, Corning sold its European submarine cabling business in the second quarter of 2007, and recorded a $19 million gain on the sale. When compared to same periods last year, the decrease in net income for the three and six months ended June 30, 2008, was due largely to higher operating expenses from the ERP system conversion, the absence of the gain on the sale of the European submarine cabling business, and the impact of price declines. Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

The Telecommunications segment has a concentrated customer base. For the three and six months ended June 30, 2008, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented approximately 26% of total segment sales.

Outlook:

For the third quarter of 2008, we expect net sales to be flat to up 5% when compared to the second quarter of 2008 driven by private network demand.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales:
Automotive	$132	$128	3%	$269	$251	7%
Diesel	77	63	22%	137	119	15%
Total net sales	$209	$191	9%	$406	$370	10%

Net income	$28	$14	100%	$41	$24	71%

Increased sales of this segment for the three and six months ended June 30, 2008 were due to increased sales volumes for both automotive and diesel products and the impact of movements in foreign exchange rates when compared to the same periods last year. Sales of diesel products continue to reflect the impact of regulations requiring filters such as ours to meet tighter emissions standards; however, sales of heavy duty diesel products continue to be depressed as a result of the weak freight industry in the U.S. Net sales in the three and six months ended June 30, 2008 were positively impacted by $12 million and $21 million, respectively, due to movements in exchange rates when compared to the same period last year.

For the three and six months ended June 30, 2008, net income was up due to the same factors described above. Net income of this segment was positively impacted by $2 million and $3 million, respectively, due to movements in foreign exchange rates.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three and six months ended June 30, 2008, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 81% of total segment sales.

Outlook:

For the third quarter of 2008, we expect net sales of this segment to be even when compared to the second quarter of 2008. As a result of the continued slowdown in the U.S. freight industry, we now expect diesel product sales to grow 15% to 20% in 2008. Our original estimate, provided in our 2007 Form 10-K, was 25%.

Specialty Materials

The following table provides net sales and net (loss) income for the Specialty Materials segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$104	$95	9%	$187	$179	4%
Net (loss) income	$4	$(2)	(300)%	$0	$(2)	100%

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

Net sales increased for the three and six months ended June 30, 2008 due to increases in sales of advanced optical systems and optical metrology instruments compared to the same periods last year. The increase in net income for the three and six months ended June 30, 2008 was due to the increase in sales when compared to the same periods in 2007. Movements in foreign exchange rates did not have a significant impact on the comparability of sales or operating results for this segment.

In the Specialty Materials segment, one customer accounted for approximately 10% of this segment’s net sales for the second quarter of 2008.

Outlook:

For the third quarter of 2008, we expect net sales to be even with the second quarter of 2008.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$87	$78	12%	$168	$154	9%
Net income	$16	$11	45%	$26	$21	24%

Net sales for the three and six months ended June 30, 2008 were up when compared to the same period last year due to higher volume, price increases, and movements in foreign exchange rates. For the three and six months ended June 30, 2008, net sales were positively impacted by $3 million and $7 million, respectively, due to movements in foreign exchange rates. The increase in net income for the three and six months ended June 30, 2008 reflected the same items as described above. Net income for the three and six months ended June 30, 2008 was positively impacted by $1 million and $2 million, respectively, from movements in foreign exchange rates.

In the Life Sciences segment, one distributor accounted for approximately 45% of this segment’s net sales for the three and six months ended June 30, 2008.

Outlook:

For the third quarter of 2008, we expect net sales to be even with the second quarter of 2008.

All Other

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and net loss for All Other (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$6	$6	0%	$12	$11	9%
Research, development and engineering expenses	42	28	50%	78	54	44%
Income before equity earnings	(52)	(36)	44%	(97)	(68)	43%
Equity earnings of affiliated companies	15	(6)	(350)%	33	3	1,000%
Net loss	$(37)	$(43)	(14)%	$(64)	$(66)	(3)%

Net sales for the three and six months ended June 30, 2008 were even when compared to the same period last year. The decrease in net loss for the three and six months ended June 30, 2008 was due to an increase in equity earnings from Samsung Corning Precision’s non-LCD businesses offset somewhat by increased research and development spending for the Company’s developing businesses when compared to the same period in 2007. Equity earnings of this segment included $15 million for our share of restructuring and impairment charges for associated with Samsung Corning Precision’s non-LCD businesses in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure in the three and six months ended June 30, 2008 and 2007:

•

In the second quarter of 2008, we repurchased 2.3 million shares of common stock for $62 million as part of a repurchase program announced in July 2007. In the first quarter of 2008, we repurchased 2.7 million shares of common stock for $62 million.

•	In the first quarter of 2007, we repurchased $223 million of our 6.25% Euro notes due in 2010. We recognized a $15 million loss upon the early redemption of these notes.

Capital Spending

Capital spending totaled $864 million and $466 million in the second quarter of 2008 and 2007, respectively. We remain committed to investing in manufacturing capacity to match increased demand in our businesses. As a result, capital expenditures are expected to be heavily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. We expect our 2008 capital spending to be in the range of $1.8 billion to $2.0 billion, which is approximately $300 million higher than the estimate provided in our 2007 Form 10-K. We expect approximately $1.2 billion to $1.4 billion will be directed toward our Display Technologies segment to meet the continued increase in demand for LCD glass substrates.

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

During the three and six months ended June 30, 2008, we issued $71 million and $137 million, respectively, in credit memoranda. During the three and six months ended June 30, 2007, we issued $33 million and $66 million, respectively, in credit memoranda.

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

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of June 30, 2008	As of December 31, 2007

Working capital	$3,690	$2,782
Working capital, excluding cash, cash equivalents, and short-term investments	$183	$(734)
Current ratio	2.9:1	2.1:1
Trade accounts receivable, net of allowances	$958	$856
Days sales outstanding	54	53
Inventories	$726	$631
Inventory turns	4.8	4.7
Days payable outstanding (1)	40	36
Long-term debt	$1,474	$1,514
Total debt to total capital	10%	14%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2007 Annual Report on Form 10-K as follows:

RATING AGENCY	Rating Long-Term Debt	Outlook
Last Update

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
June 19, 2007

Management Assessment of Liquidity

Our major source of funding for 2008 and beyond will be our operating cash flow, our existing balances of cash, cash equivalents and short term investments, and proceeds from the exercise of employee stock options. From time to time, we may issue debt securities to refinance debt securities maturing in the next few years. In July 2007, Corning’s Board of Directors approved a stock repurchase program of $500 million to be completed by the end of 2008. Through June 30, 2008, we have repurchased approximately 15.5 million shares of common stock for $374 million under this program. In July 2008, Corning announced that its Board of Directors and Executive Committee had approved a second stock repurchase program of up to $1 billion to be completed by the end of 2009.

We believe we have sufficient liquidity for the next several years to fund operations, the asbestos settlement, research and development, capital expenditures, scheduled debt repayments, dividend payments, and our stock repurchase programs.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2007 Annual Report on Form 10-K and, with the exception of the following disclosures about Fair Value Measures, Valuation Allowances for Deferred Income Taxes, and the Probability of Litigation Outcomes, remain unchanged through the second quarter of 2008.

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

In the second quarter of 2008, we released $2.4 billion of valuation allowances because we now believe it is more likely than not that we will be able to generate sufficient levels of profitability in the U.S. to realize substantially all of our U.S. deferred tax assets. A significant factor in our forecasts of future U.S. tax profitability is the amount of assumed royalties to be paid by our Display Technologies businesses to the U.S.

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

NEW ACCOUNTING STANDARDS

New Accounting Standards

As noted above, Corning adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to Note 14 (Fair Value Measurements) to the consolidated financial statements for additional information about adoption. In November 2007, the FASB provided a one-year deferral for implementation of this standard for certain non-financial assets and liabilities. Corning does not expect the standard to have a material impact on its consolidated results of operations and financial condition when the standard is fully adopted in 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and other related literature. Corning believes that the updated disclosures will not have a material impact on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This Statement is effective for financial statements issued for periods beginning after December 15, 2008. This statement conforms certain assumption requirements between SFAS 142, “Goodwill and Intangibles” with SFAS 141(R), “Business Combinations” with respect to estimating the useful life of an intangible asset. In addition, the Statement requires certain additional disclosures about intangible assets. Corning believes that the adoption of this FSP will not have a material impact on its consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issue Task Force (EITF) Issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities”, effective for financial statements issued for fiscal years beginning after December 15, 2008. Under this EITF, the FASB addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thereby impacting the calculation of earnings per share. If it is determined that the share-based payment is a participating security, the two-class method of calculating EPS may be required. Corning believes that this EITF will not have a material impact on its consolidated financial statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2008, and December 31, 2007, Corning had accrued approximately $19 million for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first six months of 2008. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $19 million (undiscounted) for its estimated liability for environmental cleanup and litigation at June 30, 2008. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of June 30, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $93 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning’s petition for rehearing by the Court of Appeals and its petition for a writ of certiorari with the U.S. Supreme Court were both denied. As of June 30, 2008, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $73 million to $251 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $73 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort implant claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,350 other cases (approximately 41,600 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008 and May 22, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan. The Bankruptcy Court ordered the parties to submit the Amended PCC Plan on July 25, 2008 and on that date the parties informed the Court that they were making progress on the Amended PCC Plan and anticipated filing such plan on August 1, 2008.

As a result of progress in the parties’ continuing negotiations, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be filed with the Court. At the same time, Corning believes the probability that the 2003 Plan will become effective has diminished and that plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of an Amended PCC Plan that have been discussed appear to be acceptable to the parties and address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its Asbestos Settlement Liability to reflect components of the Amended PCC Plan. The proposed settlement under the Amended PCC Plan requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on June 30, 2008. Corning will have the option to use its shares rather than cash, but the liability is fixed by dollar value and not number of shares.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $684 million at June 30, 2008, compared with an estimate of liability under the original 2003 Plan of $1,002 million at December 31, 2007. In the first quarter of 2008, Corning recorded a credit to asbestos settlement expense of $327 million as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in the likelihood of a settlement under the 2003 Plan. In the second quarter of 2008, Corning recorded a charge of $9 million to reflect the change in value of the estimated liability under an Amended PCC Plan. That entire settlement obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

In the three and six months ended June 30, 2007, Corning recorded asbestos settlement expense under the terms of the 2003 Plan of $76 million and $186 million, respectively, to adjust the estimated fair value of the components of the proposed asbestos settlement at that time. Of the $1,002 million estimated liability at December 31, 2007 based on the 2003 Plan, $833 million was included in other accrued liabilities as a current liability, and $169 million was recorded within the other liabilities component in our consolidated balance sheets.

The Amended PCC Plan is subject to a number of contingencies. The parties have yet to reach final agreement on a number of terms and conditions that must be negotiated before an Amended PCC Plan acceptable to Corning can be filed. There may be objections from opposing parties once the Amended PCC Plan is filed. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. According to the Agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. 1.17 million shares have already been sold by SGI and Creditors. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.34 billion, the “Principal”), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares (the “Additional Shares”) and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors (the “SGI Equity”). Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. The suit asks for total damages of 4.73 trillion Korean won (approximately $4.52 billion) plus penalty interest. On January, 31, 2008, the Seoul District Court ruled that the Agreement was valid and that Samsung affiliates have a joint and severable liability for the Principal (less a proportion of that amount for any SLI shares sold by SGI and Creditors), plus interest at a rate of 6% per annum. The court dismissed plaintiffs’ demand for cash payment, ruling instead that the Samsung affiliates are obligated to sell up to 2.33 million shares of SLI and pay to SGI and Creditors up to 1.63 trillion Korean won (approximately $1.56 billion) from the proceeds of such sale. If total proceeds are less than the Principal (including proceeds for the 1.17 million SLI shares already sold by SGI and Creditors), the Samsung affiliates are obligated to provide proceeds from the sale of the Additional Shares and provide the remainder of the Principal through purchase of SGI Equity. The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning was also named as a third or fourth party defendant in a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Corning has a number of defenses to the cost-recovery action, which management intends to contest vigorously. Management believes this matter is not likely to be material to Corning’s financial statements.

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and NetOptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties have exchanged initial discovery disclosures. Mediation conducted on November 29, 2007 did not resolve the case, and the parties are engaging in discovery. The parties will file summary judgment motions in August 2008, and trial is rescheduled for February 17, 2009. Management believes that there are strong defenses to these claims and that the claims are not likely to be material to Corning’s financial statements.

Bruce Technology LLC. On January 23, 2008, Bruce Technology LLC and Richard Pitbladdo filed a complaint for patent infringement in the U.S. District Court for the Central District of California against Corning Incorporated, Corning Display Technologies Taiwan Co., LTD, Corning Japan K.K., Sharp Corporation, Sharp Electronics Corporation, Sharp Electronica Mexico S.A. de C.V., LG Philips LCD Co., LTD., LG Philips LCD America, Inc., and additional unidentified defendants. The complaint alleged that two United States patents, concerning the manufacture of LCD display glass, were infringed by the defendants’ manufacture, use and sale of LCD display glass substrates and the products containing such substrates. Plaintiffs and Corning have resolved the litigation, and plaintiffs have dismissed the suit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal second quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2) (3)
April 1-30, 2008	124,465	$25.19	0	$187,507,552
May 1-31, 2008	847,062	$27.06	693,200	$168,762,785
June 1-30, 2008	1,649,251	$27.04	1,614,200	$125,035,400
Total	2,620,778	$26.96	2,307,400	$125,035,400

(1)

This column reflects the following transactions during the fiscal second quarter of 2008: (i) the deemed surrender to us of 143,036 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the surrender to us of 170,342 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 2,307,400 shares of common stock in conjunction with the repurchase program announced on July 18, 2007.

(2)

On July 18, 2007 we publicly announced that our Board of Directors had approved the repurchase of up to $500 million of our common stock from time to time through open market or private transactions, depending on market conditions, between the date of announcement and December 31, 2008.

(3)

On July 30, 2008, we publicly announced that our Board of Directors and Executive Committee had approved the repurchase of up to $1 billion of our common stock from time to time through open market or private transactions, depending on market conditions, between the date of announcement and December 31, 2009. This is in addition to the prior program, and will appear in the table for the next period to be covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) – (c) Our annual meeting of shareholders was held on April 24, 2008. At that meeting, shareholders elected John Seely Brown, Gordon Gund, Kurt M. Landgraf and H. Onno Ruding as directors for terms expiring at our annual meeting of shareholders in 2011. Shareholders also approved an amendment to the 2005 Employee Equity Participation Program. In addition, shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2008. Those elected and the results of voting are as follows:

Nomination and Election of Directors

Name	Votes For	Votes Withheld
John Seely Brown	852,888,590	526,707,254
Gordon Gund	926,937,600	452,658,244
Kurt M. Landgraf	1,336,250,600	43,345,244
H. Onno Ruding	922,782,214	456,813,630

James B. Flaws, James R. Houghton, James J. O’Connor, Deborah D. Rieman and Peter F. Volanakis continued as directors for terms expiring at the annual meeting of shareholders in 2009, and Robert F. Cummings, Jr., Eugene C. Sit, William D. Smithburg, Hansel E. Tookes II and Wendell P. Weeks continued as directors for terms expiring at the annual meeting of shareholders in 2010. Eugene C. Sit passed away on June 24, 2008.

	Votes For	Votes Against	Abstain	Broker Non-Votes
Amendment to the 2005 Employee Equity Participation Program	1,019,995,588	125,950,682	12,411,098	221,238,476

	Votes For	Votes Against	Abstain
Ratify appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year ending December 31, 2008	1,329,776,295	38,021,043	11,798,505

ITEM 6. EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	10	Executive Supplemental Pension Plan Amendment No. 2, approved July 16, 2008

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

July 30, 2008	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 30, 2008	/s/ KATHERINE A. ASBECK
Date	Katherine A. Asbeck
Senior Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

10	Executive Supplemental Pension Plan Amendment No. 2, approved July 16, 2008	58

12	Computation of Ratio of Earnings to Fixed Charges	59

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	60

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	61

32	Certification Pursuant to 18 U.S.C. Section 1350	62

Exhibit 10

CORNING INCORPORATED

EXECUTIVE SUPPLEMENTAL PENSION PLAN

Amendment No. 2

Pursuant to Section 6.1 of the Corning Incorporated Executive Supplemental Pension Plan (“Plan”), the Supplemental Pension Committee acting upon approval by the Compensation Committee of the Board of Directors given July 16, 2008, hereby amends the Plan as follows:

1.         Effective as of the date this Amendment No. 2 is executed, Section 4.4 of the Plan is amended by deleting the first sentence of the first paragraph of such Section and substituting the following in its place:

“If an eligible Employee dies: (i) while still employed by a Participating Company; (ii) before attaining age 55; and (iii) after becoming entitled to receive a vested benefit, the eligible Employee’s spouse, if surviving, shall be entitled to a monthly lifetime benefit equal to 50 percent of the benefit the eligible Employee would have received under Section 4.1 at his Normal Retirement Date.”

2.         Effective as of the date this Amendment No. 2 is executed, Section 4.4 of the Plan is amended by adding the following new paragraph to the beginning of such Section:

“If an eligible Employee dies: (i) while still employed by a Participating Company; (ii) on or after attaining age 55; and (iii) after becoming entitled to receive a vested benefit, the eligible Employee’s spouse, if surviving, shall be entitled to 100 percent of the benefit the Employee’s spouse would have received under Section 4.1 if the Employee had commenced benefits under Section 4.1 as of the date of his death. Such benefit shall commence to the eligible Employee’s spouse, if surviving, within 60 days of the first of the month after the date that the eligible Employee dies. Notwithstanding the foregoing, if the Employee’s surviving spouse is more than 5 years younger than the deceased Employee, the benefit otherwise payable to the surviving spouse will be reduced by one-fifth of one percent times the number of months or major fractions thereof which is equal to the difference between (a) the age of the surviving spouse plus 60 months and (b) the age of the deceased Employee.”

IN WITNESS WHEREOF, the Company has caused this Amendment No. 2 to be executed by its duly authorized officer this 16th day of July, 2008.

CORNING INCORPORATED

By /s/	JOHN P. MACMAHON
John P. MacMahon
Senior Vice President – Global
Compensation and Benefits

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Six months ended June 30, 2008

Income before income taxes	$1,253
Adjustments:
Distributed income of equity investees	279
Amortization of capitalized interest	1
Fixed charges net of capitalized interest	43

Income before taxes and fixed charges, as adjusted	$1,576

Fixed charges:
Interest expense (a)	$45
Portion of rent expense which represents an appropriate interest factor (b)	10
Amortization of debt costs	1

Total fixed charges	56
Capitalized interest	(13)

Total fixed charges, net of capitalized interest	$43

Ratio of earnings to fixed charges	28.1x

(a)	Interest expense includes amortization expense for capitalized interest and debt costs.
(b)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

July 30, 2008

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

July 30, 2008

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 30, 2008

/s/	Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer