Form 10-Q
period 2008-09-30
CORNING INC /NY
filed 2008-10-30
CIK 24741

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,554,327,448 shares of Corning’s Common Stock, $0.50 Par Value, were outstanding as of October 15, 2008.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Net sales	$1,555	$1,553	$4,864	$4,278
Cost of sales	820	811	2,433	2,286

Gross margin	735	742	2,431	1,992

Operating expenses:
Selling, general and administrative expense	220	212	722	655
Research, development and engineering expenses	160	145	474	412
Amortization of purchased intangibles	2	2	7	7
Restructuring, impairment and other credits (Note 2)	(2)		(3)	(2)
Asbestos settlement charge (credit) (Note 3)	6	(16)	(312)	170

Operating income	349	399	1,543	750

Interest income	22	38	74	110
Interest expense	(15)	(21)	(48)	(62)
Other (expense) income, net (Note 1)	(30)	29	10	103

Income before income taxes	326	445	1,579	901
Benefit (provision) for income taxes (Note 5)	60	(66)	2,382	(141)

Income before minority interests and equity earnings	386	379	3,961	760
Minority interests		(1)	1	(2)
Equity in earnings of affiliated companies, net of impairments (Note 9)	382	239	1,046	675

Net income	$768	$617	$5,008	$1,433

Basic earnings per common share (Note 6)	$0.49	$0.39	$3.20	$0.91
Diluted earnings per common share (Note 6)	$0.49	$0.38	$3.15	$0.89
Dividends declared per common share	$0.05	$0.05	$0.15	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for 2007 were reclassified to conform with the 2008 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	September 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$2,596	$2,216
Short-term investments, at fair value (Note 7)	576	1,300
Total cash, cash equivalents and short-term investments	3,172	3,516
Trade accounts receivable, net of doubtful accounts and allowances - $23 and $20	828	856
Inventories (Note 8)	755	631
Deferred income taxes (Note 5)	162	54
Other current assets	305	237
Total current assets	5,222	5,294

Investments (Note 9)	3,119	3,036
Property, net of accumulated depreciation - $4,840 and $4,459	7,220	5,986
Goodwill and other intangible assets, net (Note 10)	306	308
Deferred income taxes (Note 5)	2,616	202
Other assets	507	389

Total Assets	$18,990	$15,215

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$75	$23
Accounts payable	958	609
Other accrued liabilities (Notes 3 and 11)	1,025	1,880
Total current liabilities	2,058	2,512

Long-term debt (Note 4)	1,470	1,514
Postretirement benefits other than pensions	742	744
Other liabilities (Notes 3 and 11)	1,244	903
Total liabilities	5,514	5,673

Commitments and contingencies (Note 3)
Minority interests	48	46
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,608 million and 1,598 million	804	799
Additional paid-in capital	12,483	12,281
Retained earnings (accumulated deficit)	1,770	(3,002)
Treasury stock, at cost; Shares held: 61 million and 30 million	(1,161)	(492)
Accumulated other comprehensive loss (Note 16)	(468)	(90)
Total shareholders’ equity	13,428	9,496

Total Liabilities and Shareholders’ Equity	$18,990	$15,215

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine months ended September 30,

	2008	2007
Cash Flows from Operating Activities:
Net income	$5,008	$1,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	483	446
Amortization of purchased intangibles	7	7
Asbestos settlement (credit) charge	(312)	170
Restructuring, impairment and other credits	(3)	(2)
Loss on repurchases of debt		15
Stock compensation charges	104	100
Loss (gain) on sale of business	14	(19)
Undistributed earnings of affiliated companies	(576)	(327)
Deferred tax (benefit) provision	(2,532)	18
Restructuring payments	(10)	(30)
Customer deposits, net of (credits) issued	(202)	(64)
Employee benefit payments less than expense	(31)	(82)
Changes in certain working capital items:
Trade accounts receivable	50	(157)
Inventories	(129)	(37)
Other current assets	(71)	(21)
Accounts payable and other current liabilities, net of restructuring payments	(130)	(124)
Other, net	78	19
Net cash provided by operating activities	1,748	1,345

Cash Flows from Investing Activities:
Capital expenditures	(1,155)	(871)
Acquisitions of businesses, net of cash received	(15)	(4)
Net proceeds (payments) from sale or disposal of assets	17	(10)
Short-term investments – acquisitions	(1,298)	(1,582)
Short-term investments – liquidations	1,890	2,141
Net cash used in investing activities	(561)	(326)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(20)	(18)
Retirements of long-term debt		(238)
Proceeds from issuance of common stock, net	19	17
Proceeds from the exercise of stock options	79	89
Repurchase of common stock	(625)	(125)
Dividends paid	(235)	(79)
Other, net		(2)
Net cash used in financing activities	(782)	(356)
Effect of exchange rates on cash	(25)	58
Net increase in cash and cash equivalents	380	721
Cash and cash equivalents at beginning of period	2,216	1,157

Cash and cash equivalents at end of period	$2,596	$1,878

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

Other (Expense) Income, Net

“Other (expense) income, net” in Corning’s consolidated statements of income includes the following:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Royalty income from Samsung Corning Precision	$54	$37	$148	$100
Foreign currency exchange and hedge (losses) / gains	$(19)	$2	$(53)	$29
Net realized losses on available-for-sale securities	$(39)	$(2)	$(41)	$(2)
Loss on sale of Steuben glass business	$(14)		$(14)
Gain on sale of Corning’s submarine cabling business				$19
Loss on repurchase of debt, net				$(15)
Other, net	$(12)	$(8)	$(30)	$(28)
Total	$(30)	$29	$10	$103

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to Note 14 (Fair Value Measurements) to the consolidated financial statements for additional information about adoption. In November 2007, the FASB provided a one-year deferral for implementation of this standard for certain non-financial assets and liabilities. Corning does not expect the standard to have a material impact on its consolidated results of operations and financial condition when the standard is fully adopted in 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised - 2007)” (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. SFAS 141(R) retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as stockholders equity, a change that will affect Corning’s financial statement presentation of minority interests in its consolidated subsidiaries. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. Corning is currently evaluating the impact of SFAS 160 and, except for certain reclassifications required upon adoption of this standard, does not expect the adoption of the standard to have a material impact to its consolidated results of operations and financial condition.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This statement is effective for financial statements issued for periods beginning after December 15, 2008. This statement conforms certain assumption requirements between SFAS 142, “Goodwill and Intangibles” with SFAS 141(R), “Business Combinations” with respect to estimating the useful life of an intangible asset. In addition, the statement requires certain additional disclosures about intangible assets. Corning believes that the adoption of this FSP will not have a material impact on its consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issue Task Force (EITF) Issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities”, effective for financial statements issued for fiscal years beginning after December 15, 2008. Under this EITF, the FASB addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thereby impacting the calculation of earnings per share. If it is determined that the share-based payment is a participating security, the two-class method of calculating EPS may be required. Corning believes that the adoption of this EITF will not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF Issue No.08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”, effective for financial statements issued for fiscal years beginning after December 15, 2008. This EITF applies to a lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. Corning believes that the adoption of this EITF will not have a material impact on its consolidated results of operations and financial condition.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on Corning’s consolidated results of operations and financial condition.

2.	Restructuring, Impairment, and Other Credits

2008 Activities

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the nine months ended September 30, 2008 (in millions):

	Reserve at January 1, 2008	Revisions to existing plans	Net charges/ (reversals)	Cash payments	Reserve at September 30, 2008
Restructuring activity:
Employee related costs	$12	$(3)	$(3)	$(7)	$2
Other charges	22			(3)	19
Total restructuring charges	$34	$(3)	$(3)	$(10)	$21

Cash payments for employee-related costs will be substantially complete by the end of 2008, while payments for exit activities will be substantially complete by the end of 2012.

2007 Activities

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the nine months ended September 30, 2007 (in millions):

	Reserve at January 1, 2007	Revisions to existing plans	Net charges/ (reversals)	Cash Payments	Reserve at September 30, 2007

Restructuring activity:
Employee related costs	$40	$1	$1	$(23)	$18
Other charges	36	(3)	(3)	(7)	26
Total restructuring activity	$76	$(2)	$(2)	$(30)	$44

3.	Commitments and Contingencies

Asbestos Settlement

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently named in approximately 10,300 other cases (approximately 41,500 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008 and May 22, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan. The Bankruptcy Court ordered the parties to submit the Amended PCC Plan on July 25, 2008 and on that date the parties informed the Court that they were making progress on the Amended PCC Plan and filed a tentative plan on August 8, 2008. On August 20, 2008 and October 24, 2008, the parties informed the Bankruptcy Court of the status of their discussions on the Amended PCC Plan. Additional documents ancillary to the Amended PCC Plan were also filed with the Court. Other documents and issues continue to be negotiated by the parties.

As a result of progress in the parties’ continuing negotiations, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be filed with the Court. At the same time, Corning believes the probability that the 2003 Plan will become effective has diminished and that plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of an Amended PCC Plan that have been discussed appear to be acceptable to the parties and address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its Asbestos Settlement Liability to reflect components of the Amended PCC Plan. The proposed settlement under the Amended PCC Plan requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on September 30, 2008. Corning will have the option to use its shares rather than cash to settle the liability, but the liability is fixed by dollar value and not the number of shares.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional amount for such claims in its estimated asbestos settlement liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company-specific data becomes available.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $690 million at September 30, 2008, compared with an estimate of liability under the original 2003 Plan of $1,002 million at December 31, 2007. In the first quarter of 2008, Corning recorded a credit to asbestos settlement expense of $327 million as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in the likelihood of a settlement under the 2003 Plan. In the second and third quarters of 2008, Corning recorded charges of $9 million and $6 million, respectively, to reflect the change in value of the estimated liability under an Amended PCC Plan. That entire settlement obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

In the three and nine months ended September 30, 2007, Corning recorded asbestos settlement expense under the terms of the 2003 Plan of $16 million and $170 million, respectively, to adjust the estimated fair value of the components of the proposed asbestos settlement at that time. Of the $1,002 million estimated liability at December 31, 2007 based on the 2003 Plan, $833 million was included in other accrued liabilities as a current liability, and $169 million was recorded within the other liabilities component in our consolidated balance sheets.

The Amended PCC Plan is subject to a number of contingencies. The parties have yet to reach final agreement on a number of terms and conditions that must be negotiated before the Amended PCC Plan and its related documents are acceptable to the parties. The amounts required to fund the Amended PCC Plan from insurance and other sources may not be available. There may be objections from opposing parties once the Amended PCC Plan is filed. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

As of September 30, 2008, contingent guarantees totaled a notional value of $291 million, compared with $325 million at December 31, 2007. We believe a significant majority of these contingent guarantees will expire without being funded. We also were contingently liable for purchase obligations of $293 million and $81 million, at September 30, 2008 and December 31, 2007, respectively.

Product warranty liability accruals at September 30, 2008 and December 31, 2007 were $26 million and $19 million, respectively.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2008, and December 31, 2007, Corning had accrued approximately $21 million for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

There were no significant debt transactions in the first, second and third quarters of 2008.

In the first quarter of 2007, we paid $238 million to redeem $223 million principal amount of our 6.25% Euro notes due 2010. We recognized a loss of $15 million upon the early redemption of these notes.

5.	Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Benefit (provision) for income taxes	$60	$(66)	$2,382	$(141)
Effective tax (benefit) rate	18.4%	(14.8)%	150.9%	(15.6)%

For the three months ended September 30, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $70 million of valuation allowances resulting from a change in estimate regarding current-year U.S. taxable income.
•	A $43 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.
•	The impact of not recording net tax expense on income generated in the U.S.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.
•

The impact of discrete items for which no tax benefit was recorded, including $39 million of net realized losses on short-term investments and a $14 million loss on the sale of our Steuben glass business. Discrete items and the valuation allowance release decreased our effective tax rate by 32.1 percentage points. Refer to Note 7 (Short-term and Long-term Investments) for additional information about net realized losses.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2008 reflected the impact of the release of $2.4 billion of valuation allowances attributable to a change in judgment about the realizability of certain deferred tax assets and other discrete items for which no tax expense was recorded including an asbestos settlement credit of $312 million and litigation–related items totaling $12 million. For the nine months ended September 30, 2008, discrete items and the valuation allowance releases decreased our effective tax rate by 164.7 percentage points. Refer to Note 3 (Commitments and Contingencies) for additional information about asbestos settlement litigation.

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

In addition to the items noted above, the tax provision for the nine months ended September 30, 2007 reflected the release of a $17 million reserve related to a favorable tax ruling from the Taiwanese government. The tax provision also included discrete items for which no tax benefit was recorded including asbestos settlement expense of $186 million, a loss on the repurchase of debt of $15 million, and a gain on the sale of our European submarine cabling business. For the nine months ended September 30, 2007, discrete items increased our effective tax rate by 2.2 percentage points.

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements in our 2007 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2007. In the second quarter of 2008, we concluded that it was more likely than not that we will realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.4 billion of valuation allowances on our U.S. deferred tax assets in the second quarter of 2008.

In accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109), we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. The evaluation of the realizability of deferred tax assets is inherently subjective. Following are the key items that provided positive evidence to support the release of the valuation allowance for a large portion of our deferred tax assets in the second quarter of 2008:

•	Positive pre-tax income in the U.S. for the first half of 2008 and the preceding year.

•

The impact of positive results in the Display Technologies operating segment and the royalty income generated from the foreign locations in this segment. A significant factor in our forecasts of future U.S. tax profitability is the amount of assumed royalties to be paid by our Display Technologies subsidiaries to the U.S. parent company.

•	The number of years remaining to utilize our net operating loss carryforwards. Corning has approximately 16 years remaining to utilize the majority of our net operating loss carryforwards.

•

Increased confidence in our forecasted income levels which were supported by detailed sensitivity analyses. Our five-year planning process which is completed annually in the second quarter, considered a number of possible scenarios which support the future realization of our U.S. deferred tax assets.

In accordance with SFAS 109, for the remainder of 2008 we must continue to adjust the remaining valuation allowance to offset U.S. income tax expense (or benefit) that would otherwise be recorded on income (or losses) in the U.S. and therefore, reflect no net U.S. income tax expense in the third and fourth quarters of 2008. As our income for the third quarter and our forecasted fourth quarter income are lower than our forecast for these periods at June 30, 2008, we released an additional $70 million of valuation allowances in the third quarter. A further adjustment will be required if fourth quarter results differ from our expectations.

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of September 30, 2008, as it is not more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of deferred tax assets that have remaining valuation allowances at September 30, 2008 was $252 million.

The net deferred tax assets are included in our balance sheet as follows (in millions):

	September 30, 2008	December 31, 2007
Current assets	$162	$54
Noncurrent assets	2,616	202
Noncurrent liabilities	(19)	(21)
Net deferred tax assets	$2,759	$235

For the three months ended September 30, 2008 and 2007, we recorded tax expense on income generated in the U.S. of $8 million and $42 million, respectively, which was fully offset by releases of valuation allowance. For the nine months ended September 30, 2008 and 2007, we recorded tax expense on income generated in the U.S. of $218 million and $30 million, respectively, which was fully offset by releases of valuation allowance. All amounts include the impact of discrete items described above.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in years (2008 through 2013) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 12 and 10 percentage points for the three months ended September 30, 2008 and 2007, respectively, and a reduction in the rate of 8 and 13 percentage points for the nine months ended September 30, 2008 and 2007, respectively.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended September 30,
	2008			2007
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$768	1,558	$0.49	$617	1,570	$0.39

Effect of dilutive securities:
Stock options and other dilutive securities		20			35

Diluted earnings per common share	$768	1,578	$0.49	$617	1,605	$0.38

	Nine months ended September 30,
	2008			2007
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$5,008	1,564	$3.20	$1,433	1,566	$0.91

Effect of dilutive securities:
Stock options and other dilutive securities		28			37

Diluted earnings per common share	$5,008	1,592	$3.15	$1,433	1,603	$0.89

The following potential common shares were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	49	35	41	36

7.	Short-term and Long-term Investments

The following is a summary of the fair value of short-term and long-term investments, which are comprised of available-for-sale securities (in millions):

	September 30, 2008	December 31, 2007

Bonds, notes and other securities:
U.S. government and agencies	$341	$179
States and municipalities		46
Asset-backed securities	6	301
Commercial paper		239
Other debt securities	229	535
Total short-term investments	$576	$1,300
Asset-backed securities	$55
Total long-term investments (1)	$55

(1)	Included in Other assets on the consolidated balance sheets.

Gross realized gains and losses in the third quarter of 2008 were $2 million and $41 million, respectively. Gross realized gains and losses in the nine months ended September 30, 2008, were $5 million and $46 million, respectively. Realized losses in the third quarter of 2008 included an other-than-temporary impairment of $26 million for securities of Lehman Brothers Holdings Inc., which filed for bankruptcy protection in mid-September. The remaining losses in the third quarter of 2008 resulted primarily from the sale of asset-backed debt securities and debt securities of financial institutions as Corning reduced its exposure to these sectors. Gross realized gains and losses for the three and nine months ended September 30, 2007, were not material.

Gross unrealized losses of $48 million at September 30, 2008 were included in accumulated other comprehensive income. Unrealized losses included temporary impairments of asset-backed securities with a fair value of $61 million at September 30, 2008. We believe the $95 million cost-basis of these asset-backed securities, which are collateralized by mortgages, is recoverable in the long-term. Because we have the ability and intent to hold these securities for a period of time sufficient to allow for a either a recovery in market value or the collection of cash flow from the underlying mortgages, we have reclassified the majority of these securities, totaling $55 million, from current assets to long-term assets. As of September 30, 2008, we believe these assets are recoverable, although it is possible that a significant degradation in the delinquency or foreclosure rates in the underlying mortgages could cause further temporary or other-than-temporary impairments in the future. Gross unrealized gains at September 30, 2008 were negligible. Gross unrealized gains and losses at December 31, 2007 were $4 million and $14 million, respectively.

8.	Inventories

Inventories comprise the following (in millions):

	September 30, 2008	December 31, 2007
Finished goods	$298	$232
Work in process	155	141
Raw materials and accessories	127	111
Supplies and packing materials	175	147
Total inventories	$755	$631

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	September 30, 2008	December 31, 2007
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$1,856	$1,863
Dow Corning Corporation	50%	1,015	931
All other	20%-50%	244	238
		3,115	3,032
Other investments		4	4
Total		$3,119	$3,036

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Related Party Transactions:
Corning sales to affiliates	$9	$13	$32	$30
Corning purchases from affiliates	$16	$8	$38	$22
Dividends received from affiliates	$191	$80	$470	$348
Royalty income from affiliates	$54	$39	$148	$106
Corning transfers of assets, at cost, to affiliates	$53	$23	$152	$81

As of September 30, 2008, balances due to and due from affiliates were $7 million and $46 million, respectively. As of December 31, 2007, balances due to and due from affiliates were $7 million and $35 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Statement of Operations:
Net sales	$1,022	$635	$2,837	$1,693
Gross profit	$704	$447	$1,955	$1,169
Net income	$540	$326	$1,494	$832
Corning’s equity in earnings of Samsung Corning Precision	$263	$160	$725	$406

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$11	$3	$25	$10
Corning sales to Samsung Corning Precision		$7	$7	$9
Dividends received from Samsung Corning Precision	$126	$74	$277	$217
Royalty income from Samsung Corning Precision	$54	$37	$148	$100
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$53	$23	$152	$81

(1)

Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, with no gain or loss recognized on the transaction.

Corning and the Samsung Group each own 50% of the common stock of Samsung Corning Precision.

As of September 30, 2008, balances due to and due from Samsung Corning Precision were $5 million and $43 million, respectively. As of December 31, 2007, balances due to and from Samsung Corning Precision were $6 million and $31 million, respectively.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Samsung Corning Precision accounted for the transaction at fair value while Corning accounted for the transaction at historical cost.

As of September 30, 2008, Samsung Corning Precision was one of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 13 other creditors. Refer to Part II – Item 1, Legal Proceedings.

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

Samsung Corning’s results of operations follow (in millions):

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Statement of Operations:
Net sales	$146	$468
Gross profit	$(1)	$13
Net loss	$(36)	$(73)
Corning’s equity in losses of Samsung Corning	$(18)	$(36)

Related Party Transactions:
Royalty income from Samsung Corning	$1	$3

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Statement of Operations:
Net sales	$1,487	$1,239	$4,146	$3,649
Gross profit	$565	$437	$1,444	$1,313
Net income	$218	$163	$566	$523
Corning’s equity in earnings of Dow Corning	$109	$81	$283	$262

Related Party Transactions:
Corning purchases from Dow Corning	$4	$3	$12	$10
Dividends received from Dow Corning	$52		$155	$65

Balances due to Dow Corning were $2 million and $1 million as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, Dow Corning’s marketable securities included approximately $1.2 billion of auction rate securities, net of a temporary impairment of $101 million. As a result of the temporary impairment, unrealized losses of $77 million, net of $24 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $39 million and is included in Corning’s accumulated other comprehensive income.

In the third quarter of 2008, Dow Corning recorded an other-than-temporary impairment of $35 million, net of $13 million for a minority interests’ share which was included in Dow Corning’s net income for certain securities of Fannie Mae and Freddie Mac. Corning’s share of this loss was $18 million and is included in equity earnings in Corning’s consolidated statements of income. The majority of Dow Corning’s securities are collateralized by portfolios of student loans which are guaranteed by the U.S. government. Auctions for these securities have failed since the first quarter, reducing the immediate liquidity of these investments. Since Dow Corning does not know when a market will return or develop for these securities, Dow Corning has classified these securities as non-current at September 30, 2008. Market conditions could result in additional unrealized or realized losses for Dow Corning. Corning’s equity earnings from Dow Corning would be reduced by our 50% share of any future impairment that is considered to be other-than-temporary.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of September 30, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $78 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which was denied. It filed a petition of writ of certiorari with the U.S. Supreme Court, which has also been denied. As of September 30, 2008, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $72 million to $246 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $72 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

In addition, the London Market Insurers (the “LMI Claimants”), have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. During the third quarter of 2008, the LMI Claimants offered two calculations of their claim amount; $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability.

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

Variable Interest Entities

Corning leases certain transportation equipment from a trust that qualifies as a variable interest entity under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning’s consolidated financial statements. The entity’s assets are primarily comprised of fixed assets which are collateral for the entity’s borrowings. These assets, amounting to approximately $27 million as of September 30, 2008 and $28 million as of December 31, 2007, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional trusts that qualify as variable interest entities under FIN 46R which are not consolidated. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the trusts. Lease revenue generated by these trusts was $2 million for the nine months ended September 30, 2008 and 2007. Corning’s maximum exposure to loss as a result of its involvement with these two trusts is estimated at approximately $13 million at September 30, 2008 and $14 million at December 31, 2007.

10.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2008. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Specialty Materials	Total

Balance at September 30, 2008	$ 118	$ 9	$ 150	$ 277

Other intangible assets follow (in millions):

	September 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$127	$109	$18	$127	$102	$25
Non-competition agreements	113	106	7	109	107	2
Other	5	1	4	5	1	4

Total	$245	$216	$29	$241	$210	$31

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $10 million annually for 2008, $10 million in 2009, and insignificant thereafter.

11.	Customer Deposits

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

Customer deposits received under these agreements were as follows (in millions):

	2004	2005	2006	2007	Total

Customer deposits received	$ 204	$ 457	$ 171	$ 105	$ 937

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

During the three and nine months ended September 30, 2008, we issued $64 million and $202 million, respectively, in credit memoranda. During the three and nine months ended September 30, 2007, we issued $103 million and $169 million, respectively, in credit memoranda.

Customer deposit liabilities were $371 million and $531 million at September 30, 2008 and December 31, 2007, respectively, of which $240 million and $222 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen–U.S. dollar exchange rate.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$12	$13	$39	$40	$3	$2	$9	$9
Interest cost	37	36	112	109	12	11	36	34
Expected return on plan assets	(49)	(46)	(148)	(137)
Amortization of net loss	4	7	11	22	2	2	6	5
Amortization of prior service cost	2	3	7	9	(1)	(1)	(3)	(3)
Total expense	$6	$13	$21	$43	$16	$14	$48	$45

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

	September 30, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$1,606	$(21)	$1,421	$(8)
Interest rate fixed to floating swaps	$500	$24	$500	$13

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

Corning excludes the impact of credit risk from the assessment of hedge effectiveness. The amount of ineffectiveness, related to derivatives, for the three and nine months ended September 30, 2008 was $2 million.

Corning uses derivative instruments (forwards and options) to limit exposures to fluctuations related to certain monetary assets, monetary liabilities, and net earnings in foreign currencies. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated derivatives. Changes in the fair value of undesignated derivatives are recorded in current period earnings in the other income, net component in the consolidated statements of income. The notional amount of the undesignated derivatives at September 30, 2008 and December 31, 2007 was $866 million and $717 million, respectively.

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

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statements of income as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At September 30, 2008, the amount of net losses expected to be reclassified into earnings within the next 12 months is $23 million.

Fair Value Hedges

In October 2007, we entered into four interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $500 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the three-month LIBOR rate.

No net gains or losses were recorded in the consolidated statements of income related to the Company’s underlying debt and interest rate swap agreements. At September 30, 2008 and December 31, 2007, the fair value of the interest rate swap agreements recorded in the other assets line item and offset in the long-term debt line item of the consolidated balance sheet, was $24 million and $13 million, respectively.

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

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at September 30, 2008 and December 31, 2007, were $141 million and $143 million, respectively.

14.	Fair Value Measurements

The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to Corning’s financial statements or results of operations. SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the company’s own market assumptions. Once inputs have been characterized, SFAS 157 requires companies to prioritize the inputs used to measure fair value into one of three broad levels (provided in the table below).

SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and requires the use of observable market data when available. As of September 30, 2008, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs. However, since the end of the second quarter of 2008, there has been a shift in the type of observable inputs used to determine the fair value of the majority of the Company’s short-term investments and other assets from Level 1 to Level 2. This shift resulted from the change in the markets for these items which were previously considered active to markets which have fewer transactions.

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	September 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$576	$13	$563
Other assets	$55		$55
Derivatives (1)	$33		$33

Liabilities
Derivatives (1)	$31		$31

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

Share-based compensation cost recognized under SFAS 123(R) was approximately $104 million and $100 million for the nine months ended September 30, 2008 and 2007, respectively, and approximately $26 million and $29 million for the three months ended September 30, 2008 and 2007, respectively, and included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock, and (4) the WESPP.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the option plans for the nine months ended September 30, 2008:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2007	88,010	$26.44
Granted	5,955	$24.97
Exercised	(8,017)	$10.21
Forfeited and Expired	(323)	$30.30
Options Outstanding as of September 30, 2008	85,625	$27.85	4.78	$252,453
Options Exercisable as of September 30, 2008	71,408	$28.54	4.00	$252,292

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2008, there was approximately $52 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. Compensation cost related to stock options was approximately $53 million and $49 million for the nine months ended September 30, 2008 and 2007, respectively, and approximately $14 million and $13 million for the three months ended September 30, 2008 and 2007, respectively.

Proceeds received from the exercise of stock options were $79 million and $89 million for the nine months ended September 30, 2008 and 2007, respectively, and $5 million and $20 million for the three months ended September 30, 2008 and 2007, respectively. Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the nine months ended September 30, 2008 and 2007 was approximately $124 million and $183 million, respectively, and $4 million and $42 million for the three months ended September 30, 2008 and 2007, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes) to the consolidated financial statements.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Expected volatility	31-54%	38-54%	31-54%	35-54%
Weighted-average volatility	49%	51%	49-51%	51%
Expected dividends	0.82%	0.91%	0.82-0.85%	0-0.91%
Risk-free rate	1.7-5.5%	4.5-5.4%	1.7-6.0%	4.4-5.4%
Average risk-free rate	4.1%	5.0%	3.9-4.1%	4.8-5.0%
Expected time to exercise (in years)	1.9-3.8	2.4-5.4	1.9-5.6	2.2-5.4
Pre-vesting departure rate	1.5-2.2%	1.6-2.5%	1.5-2.7%	1.6-2.5%
Post vesting departure rate	3.5-6.3%	3.7-6.5%	3.5-6.3%	3.7-6.7%

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Shares under the Incentive Stock Plan are generally granted “at the money”, contingently vest over a period of 1 to 10 years, and have contractual lives of 1 to 10 years.

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2007, and changes during the nine months ended September 30, 2008:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	1,065	$18.15
Granted	1,200	23.67
Vested	(233)	17.55
Forfeited	(8)	25.44
Nonvested shares at September 30, 2008	2,024	$21.39

As of September 30, 2008, there was approximately $28 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.8 years. Compensation cost related to time-based restricted stock was approximately $8 million and $4 million for the nine months ended September 30, 2008 and 2007, respectively, and $3 million and $2 million for the three months ended September 30, 2008 and 2007, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock units as of December 31, 2007, and changes during the nine months ended September 30, 2008:

Nonvested shares	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	8,770	$18.80
Granted	799	22.86
Vested	(3,607)	13.59
Forfeited	(69)	23.13
Nonvested shares at September 30, 2008	5,893	$22.49

As of September 30, 2008, there was approximately $45 million of unrecognized compensation cost related to non-vested performance-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. Compensation cost related to performance-based restricted stock was approximately $40 million and $44 million for the nine months ended September 30, 2008 and 2007, respectively, and approximately $8 million and $13 million for the three months ended September 30, 2008 and 2007, respectively.

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

16.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2008 (1)	2007 (1)	2008 (1)	2007 (1)

Net income	$768	$617	$5,008	$1,433
Other comprehensive income:
Change in unrealized gain on investments, net	(9)	(4)	(31)	(6)
Change in unrealized gain on derivative hedging instruments, net	(6)	(39)	(10)	(61)
Reclassification adjustment relating to derivatives, net	16	1	22	20
Foreign currency translation adjustment, net	(491)	200	(369)	146
Defined benefit pension and postretirement plans, net	35	12	48	48
Other, net (2)	(23)		(39)
Total comprehensive income	$290	$787	$4,629	$1,580

(1)

Other comprehensive income items for the three and nine months ended September 30, 2008 and 2007 include $4 million and zero net tax effects, respectively. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

(2)

Other, net includes an unrealized loss of $23 million and $39 million for the three and nine months ended September 30, 2008, respectively, related to the temporary impairment of auction rate securities held by Dow Corning Corporation. Refer to Note 9 (Investments).

17.	Significant Customers

For the three months ended September 30, 2008, Corning’s sales to AU Optronics Corporation (AUO) and Chi Mei Optoelectronics Corporation (Chi Mei), two customers of our Display Technologies segment, represented 11% and 10%, respectively, of the Company’s consolidated net sales. For the three months ended September 30, 2007, Corning’s sales to AUO represented 12% of the Company’s consolidated net sales.

For the nine months ended September 30, 2008, Corning’s sales to AUO and Chi Mei, represented 12% and 11%, respectively, of the Company’s consolidated net sales. For the nine months ended September 30, 2007, Corning’s sales to AUO represented 11% of the Company’s consolidated net sales.

18.	Operating Segments

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

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the three months ended September 30, 2008
Net sales	$696	$496	$177	$101	$83	$2	$1,555
Depreciation (1)	$95	$30	$24	$9	$3	$3	$164
Amortization of purchased intangibles		$2					$2
Research, development and engineering expenses (2)	$30	$24	$29	$13	$2	$43	$141
Restructuring, impairment and other credits (before-tax and minority interest)		$(2)					$(2)
Income tax (provision) benefit	$(41)	$(9)	$(5)		$(4)	$3	$(56)
Earnings (loss) before equity earnings (3)	$376	$25	$14	$(1)	$11	$(64)	$361
Equity in earnings of affiliated companies	$259		$1			$10	$270
Net income (loss)	$635	$25	$15	$(1)	$11	$(54)	$631

For the three months ended September 30, 2007
Net sales	$705	$472	$198	$95	$78	$5	$1,553
Depreciation (1)	$80	$29	$23	$8	$3	$2	$145
Amortization of purchased intangibles		$2					$2
Research, development and engineering expenses (2)	$28	$20	$32	$10	$2	$30	$122
Income tax (provision) benefit	$(39)	$(18)	$(8)		$(6)	$2	$(69)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$387	$32	$14	$(3)	$10	$(37)	$403
Minority interests		$(1)					$(1)
Equity in earnings (loss) of affiliated companies (4)	$160	$1				$(8)	$153
Net income (loss)	$547	$32	$14	$(3)	$10	$(45)	$555

For the nine months ended September 30, 2008
Net sales	$2,334	$1,394	$583	$288	$251	$14	$4,864
Depreciation (1)	$277	$88	$72	$24	$11	$9	$481
Amortization of purchased intangibles		$7					$7
Research, development and engineering expenses (2)	$83	$73	$94	$33	$6	$121	$410
Restructuring, impairment and other credits (before-tax and minority interest)		$(3)					$(3)
Income tax (provision) benefit	$(159)	$(16)	$(12)		$(10)	$8	$(189)
Earnings (loss) before minority interest and equity earnings (3)	$1,293	$58	$53	$(1)	$37	$(161)	$1,279
Minority interests		$1					$1
Equity in earnings of affiliated companies	$706		$3			$43	$752
Net income (loss)	$1,999	$59	$56	$(1)	$37	$(118)	$2,032

For the nine months ended September 30, 2007
Net sales	$1,839	$1,349	$568	$274	$232	$16	$4,278
Depreciation (1)	$240	$94	$66	$24	$11	$5	$440
Amortization of purchased intangibles		$7					$7
Research, development and engineering expenses (2)	$72	$60	$93	$32	$6	$84	$347
Restructuring, impairment and other credits (before-tax and minority interest)		$(2)					$(2)
Income tax (provision) benefit	$(92)	$(35)	$(15)		$(13)	$6	$(149)
Earnings (loss) before minority interest and equity earnings (loss) (3)	$1,022	$104	$37	$(5)	$31	$(105)	$1,084
Minority interests		$(1)				$(1)	$(2)
Equity in earnings (loss) of affiliated companies (4)	$405	$3	$1			$(5)	$404
Net income (loss)	$1,427	$106	$38	$(5)	$31	$(111)	$1,486

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending which is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales. In the nine months ended September 30, 2008, earnings (loss) before minority interest and equity earnings (loss) of the Display Technologies segment included a $12 million litigation settlement charge. In the three and nine months ended September 30, 2008, earnings (loss) before minority interest and equity earnings (loss) of the All Other segment included a $14 million loss on the sale of Corning’s Steuben glass business. In the nine months ended September 30, 2007, earnings (loss) before minority interest and equity earnings (loss) of the Telecommunications segment included a $19 million gain on the sale of the European submarine cabling business.

(4)

In the three and nine months ended September 30, 2007, equity earnings (loss) of affiliated companies includes a charge of $18 million and $33 million, respectively, in All Other related to restructuring and impairments for Samsung Corning Precision’s non-LCD businesses.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Net income of reportable segments	$685	$600	$2,150	$1,597
Non-reportable segments	(54)	(45)	(118)	(111)
Unallocated amounts:
Net financing costs (1)	4	10	17	28
Stock-based compensation expense	(26)	(29)	(104)	(100)
Exploratory research	(17)	(18)	(52)	(51)
Corporate contributions	(8)	(6)	(26)	(26)
Equity in earnings of affiliated companies, net of impairments (2)	112	86	294	271
Asbestos settlement (3)	(6)	16	312	(170)
Other corporate items (4)	78	3	2,535	(5)
Net income	$768	$617	$5,008	$1,433

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)

In the three and nine months ended September 30, 2008, equity earnings of affiliated companies includes a charge of $18 million representing an other-than-temporary impairment of auction rate securities at Dow Corning Corporation.

(3)

In the three months ended September 30, 2008, Corning recorded a charge of $6 million to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims. In the nine months ended September 30, 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. In the three and nine months ended September 30, 2007, Corning recorded asbestos settlement expense under the terms of the 2003 Plan of $16 million and $170 million, respectively, to adjust the estimated fair value of the components of the proposed asbestos settlement at that time.

(4)

Other corporate items include the tax impact of the unallocated amounts. In the three months ended September 30, 2008, Corning released an additional $70 million of valuation allowance on our U.S. deferred tax assets as a result of a change in our estimate regarding current-year U.S. taxable income. Also, in the three months ended September 30, 2008, Corning recorded a $43 million gain related to a favorable tax settlement with the Canadian Revenue Agency. In the three and nine months ended September 30, 2008, Corning recorded net losses of $39 million on short-term investments. In the nine months ended September 30, 2008, Corning recorded a $2.4 billion tax benefit from the release of a valuation allowance on U.S. tax assets due to sustained profitability and positive future earnings projections for the U.S. entities. In addition, the nine months ended September 30, 2007 included a loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010.

In the Display Technologies operating segment, assets increased from $5.8 billion at December 31, 2007 to $7.0 billion at September 30, 2008. The increase is due primarily to capital expenditures of $900 million and an increase of $200 million related to translation adjustment for the nine months ended September 30, 2008.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the third quarter of 2008, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 76% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 26% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 82% of total segment sales.
•	In the Specialty Materials segment, one customer accounted for 12% of segment sales.
•	In the Life Sciences segment, one customer accounted for 46% of segment sales.

For the nine months ended September 30, 2008, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 65% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 26% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Specialty Materials segment, one customer accounted for approximately 11% of segment sales.
•	In the Life Sciences segment, one customer accounted for 45% of segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Taiwan, Japan, and Korea. It is possible that the use of a facility located outside of an entity’s home country could be disrupted. Due to the scale and specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, disruption at these facilities would produce a near-term severe impact to our display business and the Company as a whole.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Our key priorities for 2008 remain unchanged from the previous four years: protect our financial health, improve our profitability, and invest in the future. During the third quarter of 2008, we made the following progress against our priorities:

Financial Health

Our balance sheet remains strong, and we generated significant positive cash flows from operating activities.

•	Our debt to capital ratio of 10% at September 30, 2008 reflects an improvement from 14% at December 31, 2007, resulting primarily from solid earnings growth.
•	Operating cash flow in the nine months ended September 30, 2008 was $1.7 billion.
•	We ended the third quarter of 2008 with $3.2 billion of cash and short-term investments.

Profitability

For the three months ended September 30, 2008, we generated net income of $768 million or $0.49 per share compared to net income of $617 million or $0.38 per share for the same period in 2007. When compared to the same period last year, the improvement in net income was due largely to the following items:

•

Higher net income in the Display Technologies segment driven by improvements in equity earnings from Samsung Corning Precision, our equity affiliate located in Korea, and the strength of the Japanese yen – U.S. dollar exchange rate.

•

The release of $70 million of valuation allowances resulting from a change in estimate regarding current-year U.S. taxable income. For additional information, refer to Note 5 (Income Taxes) to the consolidated financial statements.

•	A $43 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.

The improvements in net income were offset somewhat by net realized losses of $39 million on short-term investments, an $18 million charge representing our share of an other-than-temporary impairment of auction rate securities at Dow Corning, and a $14 million loss on the sale of Corning’s Steuben glass business.

We believe that worsening economic conditions are now affecting retail demand for several of our businesses and that an economic decline may accelerate in the fourth quarter. In response, we have initiated actions to scale back some manufacturing operations, curb the rate of growth in research, development and engineering expenses and reduce overhead to manage costs. We are prioritizing innovation projects, freezing hiring except for urgent needs, and challenging discretionary spending. We are also planning reductions to capital spending plans, where possible, and potential restructuring charges in the fourth quarter.

For the nine months ended September 30, 2008, we reported net income of $5.0 billion or $3.15 per share which represented an increase of $3.6 billion over the same period in 2007. In addition to the items described above, our net income for the nine months ended 2008 was also impacted by the release of $2.4 billion of valuation allowances resulting from a change in judgment about the realizability of deferred tax assets in future years and a credit to asbestos settlement expense of $312 million, reflecting the change in the estimate of our asbestos settlement liability compared to expense of $170 million for the same period last year. For additional information on the asbestos settlement, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

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

Our research, development and engineering expenses for the three and nine months ended September 30, 2008, increased by $15 million and $62 million, respectively, when compared to the same period last year but remained relatively constant as percentage of net sales. We believe our spending levels are adequate to support our technology and innovation strategies.

Capital spending totaled $1.2 billion and $871 million for the nine months ended September 30, 2008 and 2007, respectively. We expect to invest in manufacturing capacity to match the levels of demand in our businesses. As a result, capital expenditures in 2008 are expected to be focused on providing sufficient manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment.

We expect our 2008 capital spending to be in the range of $1.8 billion to $1.9 billion. Spending is driven primarily by LCD capacity in anticipation of a larger display market in 2010 and growing demand for Corning’s Gorilla™ glass, an optical quality glass that is optimized for high-end portable devices and touch screens. Higher precious metals prices are also impacting capital spending. We expect approximately $1.2 billion to $1.4 billion will be directed toward our Display Technologies segment to meet demand for LCD glass.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$1,555	$1,553	0%	$4,864	$4,278	14%

Gross margin	$735	$742	(1)%	$2,431	$1,992	22%
(gross margin %)	47%	48%		50%	47%

Selling, general and administrative expenses	$220	$212	4%	$722	$655	10%
(as a % of net sales)	14%	14%		15%	15%

Research, development and engineering expenses	$160	$145	10%	$474	$412	15%
(as a % of net sales)	10%	9%		10%	10%

Restructuring, impairment and other (credits) and charges	$(2)		0%	$(3)	$(2)	50%
(as a % of net sales)

Asbestos settlement	$6	$(16)	(138)%	$(312)	$170	(284)%
(as a % of net sales)		(1)%		(6)%	4%

Income before income taxes	$326	$445	(27)%	$1,579	$901	75%
(as a % of net sales)	21%	29%		32%	21%

Benefit (provision) for income taxes	$60	$(66)	(191)%	$2,382	$(141)	(1,789)%
(as a % of net sales)	4%	(4)%		49%	(3)%

Equity in earnings of affiliated companies, net of impairments	$382	$239	60%	$1,046	$675	55%
(as a % of net sales)	25%	15%		22%	16%

Net income	$768	$617	24%	$5,008	$1,433	249%
(as a % of net sales)	49%	40%		103%	33%

Net Sales

For the third quarter of 2008, net sales were even with the same period last year reflecting a $79 million positive impact from movements in foreign exchange rates offset by volume declines in most of our segments. For the nine months ended September 30, 2008, net sales increased when compared to the same periods in 2007 resulting primarily from year-over-year increased volumes in the Display Technologies segment and movements in foreign exchange rates. For the nine months ended September 30, 2008, net sales were positively impacted by approximately $334 million due to movements in foreign exchange rates.

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

Gross Margin

As a percentage of net sales, gross margin for the third quarter of 2008, was down slightly when compared to the third quarter of 2007 due primarily to the impact of lower prices in the Display Technologies segment. For the nine months ended September 30, 2008, gross margin as a percentage of net sales increased 3 percentage points when compared to the same period in 2007 driven by results of our Display Technologies segment which reflected volume gains and cost reduction efforts offset by price declines.

Selling, General and Administrative Expenses

For the three and nine months ended September 30, 2008, selling, general, and administrative expenses increased $8 million and $67 million, respectively, but remained constant as a percentage of sales when compared to the same periods in 2007. The increase in dollars was due primarily to increased compensation-related costs. Year-to-date expenses for 2008 included the impact of a $12 million litigation settlement in the second quarter of 2008.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three and nine months ended September 30, 2008, research, development and engineering expenses increased by $15 million and $62 million, respectively, when compared to the same period last year but remained even as a percentage of net sales. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments. The largest driver of this increase was spending on development projects such as green lasers and other new business opportunities and baseline research for new business development.

Asbestos Settlement

In the third quarter of 2008 and 2007, we recorded an increase to our asbestos settlement liability of $6 million and a decrease of $16 million, respectively. In the nine months ended September 30, 2008 we recorded a net decrease to the asbestos settlement liability of $312 million compared to a charge of $170 million in the same period last year. The net decrease in the nine months ended September 30, 2008 was due to a $327 million reduction to our estimated liability for asbestos litigation that was recorded in the first quarter of 2008 as a result of the increase in the likelihood of a settlement under more recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms that had been established in 2003. In the second and third quarters of 2008, we recorded charges of $9 million and $6 million, respectively, to reflect the change in the settlement value of the liability under the terms being negotiated.

For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Other (Expense) Income, Net

“Other (expense) income, net” in Corning’s consolidated statements of income includes the following:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Royalty income from Samsung Corning Precision	$54	$37	$148	$100
Foreign currency exchange and hedge (losses) / gains	$(19)	$2	$(53)	$29
Net realized losses of available-for-sale securities	$(39)	$(2)	$(41)	$(2)
Loss on sale of Steuben glass business	$(14)		$(14)
Gain on sale of Corning’s submarine cabling business				$19
Loss on repurchase of debt, net				$(15)
Other, net	$(12)	$(8)	$(30)	$(28)
Total	$(30)	$29	$10	$103

Income Before Income Taxes

Income before income taxes for the three and nine months ended September 30, 2008, was positively impacted by $38 million and $126 million, respectively, due to movements in foreign exchange rates compared to the same periods last year.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Benefit (provision) for income taxes	$60	$(66)	$2,382	$(141)
Effective tax (benefit) rate	18.4%	(14.8)%	150.9%	(15.6)%

For the three months ended September 30, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $70 million of valuation allowances resulting from a change in estimate regarding current-year U.S. taxable income.
•	A $43 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.
•	The impact of not recording net tax expense on income generated in the U.S.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.
•

The impact of discrete items for which no tax benefit was recorded, including $39 million of realized losses on our short-term investments and a $14 million loss on the sale of our Steuben glass business. Discrete items and the valuation allowance release decreased our effective tax rate by 32.1 percentage points. Refer to Note 7 (Short-term and Long-term Investments) for additional information about net realized losses.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2008 reflected the impact of the release of $2.4 billion of valuation allowances attributable to a change in judgment about the realizability of certain deferred tax assets and other discrete items for which no tax expense was recorded including an asbestos settlement credit of $312 million and litigation–related items totaling $12 million. For the nine months ended September 30, 2008, discrete items and the valuation allowance releases decreased our effective tax rate by 164.7 percentage points. Refer to Note 3 (Commitments and Contingencies) for additional information about asbestos settlement litigation.

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

In addition to the items noted above, the tax provision for the nine months ended September 30, 2007 reflected the release of a $17 million reserve related to a favorable tax ruling from the Taiwanese government. The tax provision also included discrete items for which no tax benefit was recorded including asbestos settlement expense of $186 million, a loss on the repurchase of debt of $15 million, and a $19 million gain on the sale of our European submarine cabling business. For the nine months ended September 30, 2007, discrete items increased our effective tax rate by 2.2 percentage points.

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements in our 2007 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2007. In the second quarter of 2008, we concluded that it is more likely than not that we will realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.4 billion of valuation allowances on our U.S. deferred tax assets in the second quarter of 2008.

In accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109), we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. The evaluation of the realizability of deferred tax assets is inherently subjective. Following are the key items that provided positive evidence to support the release of the valuation allowance for a large portion of our deferred tax assets in the second quarter of 2008:

•	Positive pre-tax income in the U.S. for the first half of 2008 and the preceding year.

•

The impact of positive results in the Display Technologies operating segment and the royalty income generated from the foreign locations in this segment. A significant factor in our forecasts of future U.S. tax profitability is the amount of assumed royalties to be paid by our Display Technologies businesses to the U.S. parent company.

•	The number of years remaining to utilize our net operating loss carryforwards. Corning has approximately 16 years remaining to utilize the majority of our net operating loss carryforwards.

•

Increased confidence in our forecasted income levels which were supported by detailed sensitivity analyses. Our five-year planning process which is completed annually in the second quarter, considered a number of possible scenarios which support the future realization of our U.S. deferred tax assets.

In accordance with SFAS 109, for the remainder of 2008 we must continue to adjust the remaining valuation allowance to offset U.S. income tax expense (or benefit) that would otherwise be recorded on income (or losses) in the U.S. and therefore, reflect no net U.S. income tax expense in the third and fourth quarters of 2008. As our income for the third quarter and our forecasted fourth quarter income are lower than our forecast for these periods at June 30, 2008, we released an additional $70 million of valuation allowances in the third quarter. A further adjustment will be required if fourth quarter results differ from our expectations.

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of September 30, 2008, as it is not more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of deferred tax assets that have remaining valuation allowances at September 30, 2008 was $252 million.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Samsung Corning Precision	$263	$160	$725	$406
Dow Corning Corporation	109	81	283	262
Samsung Corning		(18)		(36)
All other	10	16	38	43
Total equity earnings	$382	$239	$1,046	$675

Equity earnings for the three and nine months ended September 30, 2008 reflected earnings increases for Samsung Corning Precision and Dow Corning, the positive impact of movements in foreign exchange rates, and the absence of restructuring and impairment charges from Samsung Corning when compared to the same periods in 2007.

The increase in equity earnings for Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment.

When compared to the same periods last year, the increase in equity earnings from Dow Corning for the periods presented was due primarily to volume gains in their traditional silicone product lines and in polysilicones for the semiconductor and solar energy industries offset somewhat by an other-than-temporary impairment for auction rate securities in the three and nine months ended September 30, 2008. Our share of this impairment was $18 million.

For the three and nine months ended September 30, 2008, equity earnings included $23 million and $98 million, respectively, from the positive impact of movements in foreign exchange rates.

In the three and nine months ended September 30, 2007, equity earnings from Samsung Corning included $18 million and $33 million, respectively, for our share of restructuring and impairment charges. Until December 31, 2007, Corning had a 50% interest in Samsung Corning. Samsung Electronics Company, Ltd. and affiliates owned the remaining 50% interest in Samsung Corning. On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Refer to Note 9 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning’s operating results.

Net Income

As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$768	$617	$5,008	$1,433
Basic earnings per common share	$0.49	$0.39	$3.20	$0.91
Diluted earnings per common share	$0.49	$0.38	$3.15	$0.89
Shares used in computing per share amounts
Basic earnings per common share	1,558	1,570	1,564	1,566
Diluted earnings per common share	1,578	1,605	1,592	1,603

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

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$696	$705	(1)%	$2,334	$1,839	27%
Income before equity earnings	$376	$387	(3)%	$1,293	$1,022	27%
Equity earnings of affiliated companies	$259	$160	62%	$706	$405	74%
Net income	$635	$547	16%	$1,999	$1,427	40%

The decrease in net sales for the third quarter of 2008 compared to the third quarter of 2007 reflected the impact of price declines of 8% and volume declines of 2% that were offset by $61 million from the positive impact of movements in foreign exchange rates. We believe the decline in volume reflected a softening of the global market near the end of the quarter and a reduction in demand in Taiwan. These items are described more fully below. For the third quarter of 2008, large-size glass substrates accounted for 89% of total sales volumes, compared to 84% for the third quarter of 2007.

When compared to the second quarter of 2008, third quarter segment results reflected a decline in demand at our wholly owned business in Taiwan and the negative impact of movements in foreign exchange rates offset by continued strong demand at Samsung Corning Precision. Net sales for this segment decreased $113 million from the second quarter of 2008 due to a decline in volume of 10%. Volume at Samsung Corning Precision increased by 12% resulting in higher sales and improved profitability at Samsung Corning Precision. We believe third quarter results reflected a number of key items. First, since Taiwanese panel makers do not have strong brand recognition with consumers, they are the first to experience supply chain corrections. In addition, a number of Taiwanese panel makers provide capacity to customers that also produce their own LCD panels, and as demand has slowed, purchases of this excess capacity have declined. Finally, we believe the Taiwanese panel makers had to reduce production to align their inventory levels with lower demand.

For the nine months ended September 30, 2008, net sales increased 27% when compared to the same period last year due to volume gains of 22% and the positive impact of foreign exchange rate movement offset somewhat by price declines. Sales for the nine months ended September 30, 2008 were positively impacted by $260 million due to movements in foreign exchange rates when compared to the same period last year.

For the three months ended September 30, 2008, income before equity earnings declined 3% from the same period last year primarily reflecting price declines and the impact of lower volumes on manufacturing performance offset somewhat by the positive impact of movements in foreign exchange rates and an increase in royalty income. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 7 (Investments) to the consolidated financial statements for more information about related party transactions. For the nine months ended September 30, 2008, income before equity earnings increased 27% reflecting increased sales volumes, the positive impact of movements in foreign exchange rates, and an increase in royalty income when compared to the same period last year. During the second quarter of 2008, results were negatively impacted by costs associated with an isolated manufacturing issue at one of our facilities and a $12 million litigation settlement charge.

The increase in equity earnings from Samsung Corning Precision for the three and nine months ended September 30, 2008, compared to the same periods last year was the result of continued strong sales volumes, improved manufacturing performance at Samsung Corning Precision, and the impact of movements in foreign exchange rates. In the third quarter of 2008, net sales totaled $881 million at Samsung Corning Precision and reflected volume gains of 38% offset somewhat by the impact of price declines when compared to sales of $645 million for the same period last year.

For the nine months ended September 30, 2008, sales of $2.5 billion at Samsung Corning Precision reflected volume gains of 41% offset somewhat by price declines of approximately 9% when compared to sales of $1.7 billion for the same period last year. Equity earnings for the three and nine months of 2008 were positively impacted by $23 million and $98 million, respectively, due to movements in foreign exchange rates when compared to the same periods in 2007. Equity earnings from Samsung Corning Precision are susceptible to movements in the U.S. dollar–Japanese yen and U.S. dollar–Korean won exchange rates.

Net income of this segment in the three and nine months ended September 30, 2008 was positively impacted by $60 million and $228 million, respectively, due to movements in foreign exchange rates when compared to the same periods last year.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the three months ended September 30, 2008, AUO, Chi Mei, HannStar Display Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 76% of segment sales. For the nine months ended September 30, 2008, AUO, Chi Mei, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 65% of segment sales.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. For the three and nine months ended September 30, 2008, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for approximately 93% of Samsung Corning Precision sales.

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During the nine months ended September 30, 2008 and 2007, we issued $202 million and $169 million, respectively, in credit memoranda. Refer to Note 11 (Customer Deposits) to the consolidated financial statements for additional information.

In the event customers do not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of the customer deposits.

Outlook:

Over the long-term, we expect to see a continuation of the overall industry growth and the trend toward large-size substrates driven by increased end market demand for LCD televisions; however, we believe the pace of growth has slowed in the short-term due to worldwide economic uncertainty. We now estimate that volume growth in the LCD glass market will be in the range of 21% to 23% in 2008. Our previous estimate was 25% to 30%.

For the fourth quarter of 2008, we expect glass volumes of Corning’s wholly owned business to be down 20% to 30% and volumes of Samsung Corning Precision to be down 5% to 15% when compared to the third quarter of 2008. As a result of expected lower volumes in our wholly owned business, we are planning to adjust our capacity in the fourth quarter by idling some assets and accelerating some of our maintenance activities. Our segment gross margin is expected to be reduced by 20 to 30 percentage points, including 5 percentage points from one-time costs for the shutdown of glass tanks and the balance related to lower utilization of remaining capacity. Price declines in the fourth quarter of 2008 for Corning’s wholly owned business are expected to be in the same range as the third quarter of 2008. Price declines at Samsung Corning Precision are expected to be similar to those of Corning’s wholly owned business.

Although we believe that end market demand for LCD televisions, monitors, and notebooks remains strong, we are cautious about the potential negative impact that worsening economic conditions could have on consumer demand. We now anticipate the lower level of demand in Taiwan to continue into the first part of 2009 which could result in substantially lower sales for this segment. In addition, we currently believe the LCD glass market growth in 2009 to be 5% to 15% which reflects our expectations about the impact of economic conditions next year. Changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales:
Optical fiber and cable	$258	$237	9%	$720	$667	8%
Hardware and equipment	238	235	1%	674	682	(1)%
Total net sales	$496	$472	5%	$1,394	$1,349	3%

Net income	$25	$32	(22)%	$59	$106	(44)%

In the third quarter of 2008, net sales of the Telecommunications segment increased in both optical fiber and cable and hardware and equipment businesses when compared to the same period last year. Optical fiber and cable sales were positively impacted by volume gains due to higher sales of fiber-to-the premises and private network products. Hardware and equipment sales were up slightly due to increased sales of fiber-to-the premises and private network products offset by lower sales to a European customer. In the third quarter of 2008, net sales of this segment were positively impacted by $9 million due to movements in foreign exchange rates, primarily the U.S. dollar – Euro, when compared to the same period last year.

When compared to the same period last year, net sales of this segment for the nine months ended September 30, 2008 reflected higher sales of fiber-to-the-premises and private network products and an improvement of $38 million from the impact of movements in foreign exchange rates. The increase in sales was offset by the absence of $39 million of sales from Corning’s European submarine cabling business which was sold in the second quarter of 2007 and the impact of an enterprise resource planning (ERP) system conversion that negatively affected sales in the second quarter of 2008. In addition, hardware and equipment sales declined during the nine months ended September 30, 2008 due to lower sales to a European customer when compared to the same period last year.

The decline in net income for the third quarter of 2008 was primarily due to higher operating expenses when compared to the third quarter of 2007. The decline in net income for the nine months ended September 30, 2008, was due largely to higher operating expenses, the absence of the gain on the sale of the European submarine cabling business, and the impact of price declines. Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

The Telecommunications segment has a concentrated customer base. For the three and nine months ended September 30, 2008, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented approximately 26% of total segment sales.

Outlook:

For the fourth quarter of 2008, we expect net sales to be down approximately 20% when compared to the third quarter of 2008 driven by seasonality, the impact of the slowing economy, and movements in foreign exchange rates.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales:
Automotive	$112	$126	(11)%	$381	$377	1%
Diesel	65	72	(10)%	202	191	6%
Total net sales	$177	$198	(11)%	$583	$568	3%

Net income	$15	$14	7%	$56	$38	47%

When compared to the previous year, the decline in sales of this segment for the third quarter of 2008 reflected lower sales for automotive and diesel products offset somewhat by favorable foreign exchange rate movements. Sales of automotive products reflected the weakening demand in the European and U.S. automotive industry while diesel product sales continue to be depressed as a result of the weak freight industry in the U.S. Net sales in the third quarter were positively impacted by $6 million due to movements in exchange rates when compared to the same period last year.

Increased sales of this segment for the nine months ended September 30, 2008 reflected the positive impact of $28 million from movements in foreign exchange rates that were offset somewhat by volume declines for automotive products when compared to the same period last year.

Although sales declined for this segment in the third quarter of 2008, net income was relatively even with the same period last year due to manufacturing efficiencies and lower operating expenses. For the nine months ended September 30, 2008, the increase in net income was due to higher volume and manufacturing efficiencies when compared to the same period last year. Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three and nine months ended September 30, 2008, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 82% of total segment sales.

Outlook:

For the fourth quarter of 2008, we expect net sales of this segment to be down 20% when compared to the third quarter of 2008 due to seasonality, the impact of the weakening economy on the automotive industry, and movements in foreign exchange rates. For 2008, we expect sales of diesel products to be similar to 2007. Our original growth estimate, provided in our 2007 Form 10-K, was 25%.

Specialty Materials

The following table provides net sales and net (loss) income for the Specialty Materials segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$101	$95	6%	$288	$274	5%
Net (loss) income	$(1)	$(3)	67%	$(1)	$(5)	80%

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

Net sales increased for the three and nine months ended September 30, 2008 due to increases in sales of Gorilla™ glass and advanced optical systems. The decrease in net loss for the three and nine months ended September 30, 2008 was due to the increase in sales when compared to the same periods in 2007. Movements in foreign exchange rates did not have a significant impact on the comparability of sales or operating results for this segment.

For the three and nine months ended September 30, 2008, one customer of the Specialty Materials segment accounted for 12% and 11%, respectively, of total segment sales.

Outlook:

For the fourth quarter of 2008, we expect net sales to be even with the third quarter of 2008.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$83	$78	6%	$251	$232	8%
Net income	$11	$10	10%	$37	$31	19%

Net sales for the three and nine months ended September 30, 2008 were up when compared to the same period last year primarily due to price increases and movements in foreign exchange rates. For the three and nine months ended September 30, 2008, net sales were positively impacted by $2 million and $9 million, respectively, due to movements in foreign exchange rates. The increase in net income for the three and nine months ended September 30, 2008 reflected the higher sales. Net income for the third quarter of 2008 was negatively impacted by $1 million due to movements in foreign exchange rates when compared to third quarter of 2007. For the nine months ended September 30, 2008, net income was positively impacted by $2 million from movements in foreign exchange rates.

In the Life Sciences segment, one distributor accounted for approximately 46% of this segment’s net sales for the three and nine months ended September 30, 2008.

Outlook:

For the fourth quarter of 2008, we expect net sales to be down 15% from the third quarter of 2008 due to normal seasonality.

All Other

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and net loss for All Other (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07

Net sales	$2	$5	(60)%	$14	$16	(13)%
Research, development and engineering expenses	43	30	43%	121	84	44%
Income before equity earnings	(64)	(37)	73%	(161)	(105)	53%
Equity earnings of affiliated companies	10	(8)	(225)%	43	(5)	(960)%
Net loss	$(54)	$(45)	20%	$(118)	$(111)	6%

Net sales for the three and nine months ended September 30, 2008 declined somewhat when compared to the same periods last year due to the sale of the Steuben glass business in the third quarter of 2008. Equity earnings of this segment included $18 million and $33 million for our share of restructuring and impairment charges for Samsung Corning Precision’s non-LCD businesses in the three and nine months ended September 30, 2007, respectively. The increase in net loss for the three and nine months ended September 30, 2008 was due to increased research, development, and engineering spending for the Company’s developing businesses and a loss of $14 million from the sale of the Steuben glass business offset somewhat by the absence of restructuring and impairment charges associated with Samsung Corning Precision’s non-LCD businesses when compared to the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure in the three and nine months ended September 30, 2008 and 2007:

•

In the third quarter of 2008, we recognized $39 million of net losses on short-term investments. Net losses included an other-than-temporary impairment of $26 million for securities of Lehman Brothers Holdings Inc., which filed for bankruptcy protection in mid-September. The remaining losses in the third quarter of 2008 resulted from the sale of asset-backed debt securities and debt securities of financial institutions as we reduced our exposure to these sectors. In addition, we reclassified mortgage-backed securities totaling $55 million from current assets to long-term assets.

•

In the third quarter of 2008, we repurchased 24.5 million shares of common stock for $500 million as part of our repurchase programs announced in July 2007 and 2008. In the nine months ended September 30, 2008, we repurchased a total of 29.5 million shares of common stock for $624 million.

•	In the three and nine months ended September 30, 2007, we repurchased 5.3 million shares of common stock for $125 million.
•	In the first quarter of 2007, we repurchased $223 million of our 6.25% Euro notes due in 2010. We recognized a $15 million loss upon the early redemption of these notes.

Capital Spending

Capital spending totaled $1.2 billion and $871 million for the nine months ended September 30, 2008 and 2007, respectively. We expect to invest in manufacturing capacity to match the levels of demand in our businesses. As a result, capital expenditures in 2008 are expected to be focused on providing sufficient manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment.

We expect our 2008 capital spending to be in the range of $1.8 billion to $1.9 billion, which is approximately $200 to $300 million higher than the estimate provided in our 2007 Form 10-K. The increase is driven primarily by LCD capacity in anticipation of a larger display market in 2010 and growing demand for Corning’s Gorilla™ glass, an optical quality glass that is optimized for high-end portable devices and touch screens. Higher precious metals prices are also contributing to the increased capital spending. We expect approximately $1.2 billion to $1.4 billion will be directed toward our Display Technologies segment to meet demand for LCD glass.

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

Customer deposits received under these agreements are as follows (in millions):

	2004	2005	2006	2007	Total

Customer deposits received	$ 204	$ 457	$ 171	$ 105	$ 937

During the three and nine months ended September 30, 2008, we issued $64 million and $202 million, respectively, in credit memoranda. During the three and nine months ended September 30, 2007, we issued $103 million and $169 million, respectively, in credit memoranda.

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

Through September 30, 2008, we have experienced significant negative pension asset returns for our primary defined benefit plan as a result of recent financial market conditions which could increase pension expense for 2009. Actual pension expense for 2009 will depend on, among other items, pension asset returns and discount rates at December 31. Our plan was well-funded at September 30, 2008 and we currently anticipate funding in 2009 at about the same level as 2008.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of September 30, 2008	As of December 31, 2007

Working capital	$3,164	$2,782
Working capital, excluding cash, cash equivalents, and short-term investments	$(8)	$(734)
Current ratio	2.5:1	2.1:1
Trade accounts receivable, net of allowances	$828	$856
Days sales outstanding	46	53
Inventories	$755	$631
Inventory turns	4.6	4.7
Days payable outstanding (1)	35	36
Long-term debt	$1,470	$1,514
Total debt to total capital	10%	14%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2007 Annual Report on Form 10-K as follows:

RATING AGENCY	Rating Long-Term Debt	Outlook
Last Update

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
June 19, 2007

Management Assessment of Liquidity

The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. We ended the third quarter of 2008 with approximately $3.2 billion of cash, cash equivalents and short-term investments. Approximately $2.6 billion, or eighty-percent of the total balance, was invested in money market funds, government-backed securities, certificates of deposit, or bank deposits and had average maturities of one day. At September 30, 2008, approximately half of the Company’s investments were located in the U.S.

In the third quarter of 2008, we recorded $39 million of realized losses on short-term investments which represented less than 1% of our total holdings of available-for-sale securities. Refer to Note 7 (Short-term and Long-term Investments) to the consolidated financial statements for additional information.

In addition to existing balances of cash, cash equivalents and short term investments, a major source of funding for the remainder of 2008 and beyond will be our operating cash flow. Corning also has access to a $1.1 billion unsecured committed revolving line of credit through March 2011. This facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At September 30, 2008, we were in compliance with both financial covenants.

Like many other highly-rated issuers which have enjoyed consistent access to the public capital markets, the recent turmoil in those financial markets may limit Corning’s access, constrain issuance amounts available to Corning, and result in terms and conditions that by historical standards are more restrictive and costly to Corning. Still, from time to time, we may issue debt to refinance debt maturities in the next few years and for general corporate purposes.

In July 2007, Corning’s Board of Directors approved a stock repurchase program of up to $500 million to be completed by the end of 2008. In July 2008, Corning announced that its Board of Directors and Executive Committee had approved a second stock repurchase program of up to an additional $1 billion to be completed by the end of 2009. Through September 30, 2008, we have repurchased approximately 40 million shares of common stock for $874 million under these programs.

We believe we have sufficient liquidity for the next several years to fund operations, the asbestos settlement, research and development, capital expenditures, scheduled debt repayments, dividend payments, employee benefit arrangements, and our stock repurchase programs.

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2007 Annual Report on Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2007 Annual Report on Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2007 Annual Report on Form 10-K and, with the exception of the following disclosures about Fair Value Measures, Valuation Allowances for Deferred Income Taxes, and the Probability of Litigation Outcomes, remain unchanged through the third quarter of 2008.

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

In the second quarter of 2008, we released $2.4 billion of valuation allowances because we now believe it is more likely than not that we will be able to generate sufficient levels of profitability in the U.S. to realize substantially all of our U.S. deferred tax assets. In the third quarter of 2008, we released an additional $70 million of valuation allowances on our U.S. deferred tax assets as a result of a change in our estimate of current-year U.S. taxable income. A significant factor in our forecasts of future U.S. tax profitability is the amount of assumed royalties to be paid by our Display Technologies businesses to the U.S.

Fair Value Measures

The Company adopted Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008. The adoption of SFAS 157 was not material to Corning’s financial statements or results of operations. The statement identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the company’s own market assumptions. Once inputs have been characterized, SFAS 157 requires companies to prioritize the inputs used to measure fair value into one of three broad levels. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and requires the use of observable market data when available. Corning’s major categories of financial assets and liabilities required to be measured at fair value are short-term and long-term investments and derivatives. These categories use observable inputs only and are measured using a market approach based on quoted prices in markets considered active or in markets in which there are few transactions.

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

NEW ACCOUNTING STANDARDS

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to Note 14 (Fair Value Measurements) to the consolidated financial statements for additional information about adoption. In November 2007, the FASB provided a one-year deferral for implementation of this standard for certain non-financial assets and liabilities. Corning does not expect the standard to have a material impact on its consolidated results of operations and financial condition when the standard is fully adopted in 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised - 2007)” (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. SFAS 141(R) retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as stockholders equity, a change that will affect Corning’s financial statement presentation of minority interests in its consolidated subsidiaries. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. Corning is currently evaluating the impact of SFAS 160 and, except for certain reclassifications required upon adoption of this standard, does not expect the adoption of the standard to have a material impact to its consolidated results of operations and financial condition.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This statement is effective for financial statements issued for periods beginning after December 15, 2008. This statement conforms certain assumption requirements between SFAS 142, “Goodwill and Intangibles” with SFAS 141(R), “Business Combinations” with respect to estimating the useful life of an intangible asset. In addition, the statement requires certain additional disclosures about intangible assets. Corning believes that the adoption of this FSP will not have a material impact on its consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issue Task Force (EITF) Issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities”, effective for financial statements issued for fiscal years beginning after December 15, 2008. Under this EITF, the FASB addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thereby impacting the calculation of earnings per share. If it is determined that the share-based payment is a participating security, the two-class method of calculating EPS may be required. Corning believes that the adoption of this EITF will not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF Issue No.08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”, effective for financial statements issued for fiscal years beginning after December 15, 2008. This EITF applies to a lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. Corning believes that the adoption of this EITF will not have a material impact on its consolidated results of operations and financial condition.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on Corning’s consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2008, and December 31, 2007, Corning had accrued approximately $21 million for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

Many statements in this Quarterly Report Form 10-Q are forward-looking statements. These typically contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global economic and political conditions;
-	tariffs, import duties and currency fluctuations;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political instability, natural disasters, or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	customer acceptance of LCD televisions;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won; and
-	other risks detailed in Corning’s SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

Although there have been no material changes to our market risk exposures during the first nine months of 2008, as noted in our consolidated financial statements, we realized net losses of $39 million from the decline in value of certain available-for-sale securities. Realized net losses included an other-than temporary impairment of $26 million for securities of Lehman Brothers Holdings Inc., which filed for bankruptcy protection in mid-September, and $13 million from the sale of asset-backed debt securities and debt securities of financial institutions. In addition, since the end of the second quarter of 2008, there has been a shift in the type of observable inputs used to determine the fair value of the majority of our short-term investments and other assets in accordance with SFAS 157 from Level 1 to Level 2. This shift resulted from the change in the markets for these items which were previously considered active to markets which have fewer transactions. Refer to Note 7 (Short-term and Long-term Investments) to the consolidated financial statements for additional information about our available-for sale securities.

As noted in our 2007 Annual Report on Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Recent turmoil in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income. For a discussion of our exposure to market risk, refer to Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended September 30, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million (undiscounted) for its estimated liability for environmental cleanup and litigation at September 30, 2008. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.5 billion to the Settlement Trust. As of September 30, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $78 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. On July 26, 2006, the U.S. Court of Appeals vacated the judgment of the District Court fixing the interest component, ruled that default interest and enforcement costs may be awarded subject to equitable factors to be determined, and directed that the matter be remanded for further proceedings. Dow Corning filed a petition for rehearing by the Court of Appeals, which was denied. It filed a petition of writ of certiorari with the U.S. Supreme Court, which has also been denied. As of September 30, 2008, Dow Corning has estimated the interest payable to commercial creditors to be within the range of $72 million to $246 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $72 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

In addition, the London Market Insurers (the “LMI Claimants”), have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. During the third quarter, the LMI Claimants offered two calculations of their claim amount; $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 41,500 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008 and May 22, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan. The Bankruptcy Court ordered the parties to submit the Amended PCC Plan on July 25, 2008 and on that date the parties informed the Court that they were making progress on the Amended PCC Plan and filed a tentative plan on August 8, 2008. On August 20, 2008 and October 24, 2008, the parties informed the Bankruptcy Court of the status of their discussions on the Amended PCC Plan. Additional documents ancillary to the Amended PCC Plan were also filed with the Court. Other documents and issues continue to be negotiated by the parties.

As a result of progress in the parties’ continuing negotiations, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be filed with the Court. At the same time, Corning believes the probability that the 2003 Plan will become effective has diminished and that plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of an Amended PCC Plan that have been discussed appear to be acceptable to the parties and address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its Asbestos Settlement Liability to reflect components of the Amended PCC Plan. The proposed settlement under the Amended PCC Plan requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on September 30, 2008. Corning will have the option to use its shares rather than cash, but the liability is fixed by dollar value and not the number of shares.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $690 million at September 30, 2008, compared with an estimate of liability under the original 2003 Plan of $1,002 million at December 31, 2007. In the first quarter of 2008, Corning recorded a credit to asbestos settlement expense of $327 million as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in the likelihood of a settlement under the 2003 Plan. In the second and third quarters of 2008, Corning recorded charges of $9 million and $6 million, respectively, to reflect the change in value of the estimated liability under an Amended PCC Plan. In the third quarter of 2008, Corning recorded a charge of $6 million to reflect the change in value of the estimated liability under an Amended PCC Plan. That entire settlement obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

In the three and nine months ended June 30, 2007, Corning recorded asbestos settlement expense under the terms of the 2003 Plan of $16 million and $170 million, respectively, to adjust the estimated fair value of the components of the proposed asbestos settlement at that time. Of the $1,002 million estimated liability at December 31, 2007 based on the 2003 Plan, $833 million was included in other accrued liabilities as a current liability, and $169 million was recorded within the other liabilities component in our consolidated balance sheets.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional amount for such claims in its estimated asbestos settlement liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company-specific data becomes available.

The Amended PCC Plan is subject to a number of contingencies. The parties have yet to reach final agreement on a number of terms and conditions that must be negotiated before the Amended PCC Plan and its related documents are acceptable to the parties. The amounts required to fund the Amended PCC Plan from insurance and other sources may not be available. There may be objections from opposing parties once the Amended PCC Plan is filed. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Two of Corning’s primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. According to the Agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. 1.17 million shares have already been sold by SGI and Creditors. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.05 billion, the “Principal”), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares (the “Additional Shares”) and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors (the “SGI Equity”). Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. The suit asks for total damages of 4.73 trillion Korean won (approximately $3.96 billion) plus penalty interest. On January, 31, 2008, the Seoul District Court ruled that the Agreement was valid and that Samsung affiliates have a joint and severable liability for the Principal (less a proportion of that amount for any SLI shares sold by SGI and Creditors), plus interest at a rate of 6% per annum. The court dismissed plaintiffs’ demand for cash payment, ruling instead that the Samsung affiliates are obligated to sell up to 2.33 million shares of SLI and pay to SGI and Creditors up to 1.63 trillion Korean won (approximately $1.36 billion) from the proceeds of such sale. If total proceeds are less than the Principal (including proceeds for the 1.17 million SLI shares already sold by SGI and Creditors), the Samsung affiliates are obligated to provide proceeds from the sale of the Additional Shares and provide the remainder of the Principal through purchase of SGI Equity. The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning has also settled in principle a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site. Corning has a number of defenses to these two actions, which management intends to contest vigorously. Management believes these matters are not likely to be material to Corning’s financial statements.

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and NetOptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties have exchanged initial discovery disclosures. Mediation conducted on November 29, 2007 did not resolve the case, and the parties are engaging in discovery. The parties filed summary judgment motions in October 2008 which are pending. Trial has been rescheduled for February 17, 2009. Management believes that there are strong defenses to these claims and that the claims are not likely to be material to Corning’s financial statements.

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

The information presented below updates, and should be read in conjunction with, the risk factor information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

As a result of an apparent slowdown of the economies of the United States and many other countries and volatility and uncertainty in global capital and credit markets, a number of the risks we normally face may increase. These include:

•	Reduced demand for the products our customers manufacture, notably automobiles, televisions and computers, and lowering demand for the products we sell.
•	Increased price competition resulting in lower profitability and cash flow.
•	Deterioration in the financial condition of our customers from decreased sales or difficulty in raising capital resulting in an inability to collect receivables and/or lost sales to us.
•

Increased risk of insolvency of financial institutions may limit Corning’s liquidity in the future or adversely affect its ability to use its revolving credit facility or result in losses from hedged transactions.

•	Turmoil in the financial markets may limit Corning’s ability to access to the capital markets or require limitations or terms and conditions more restrictive and costly than in the past.
•	Actions that could result in additional charges for restructuring or other asset impairments.
•	The impact of these same risks on our equity method investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal third quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2008	40,285	$21.04	0	$1,125,035,400
August 1-31, 2008	19,035,473	$20.84	19,000,000	$729,067,889
September 1-30, 2008	5,547,518	$18.75	5,547,000	$625,036,742
Total	24,623,276	$20.37	24,547,000	$625,036,742

(1)

This column includes the following transactions during the fiscal third quarter of 2008: (i) the deemed surrender to us of 30,373 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options (ii) the surrender to us of 45,903 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 24,547,000 shares of common stock in conjunction with the repurchase programs announced on July 18, 2007 and July 30, 2008.

(2)

On July 18, 2007 we publicly announced the start of a program covering the repurchase of up to $500 million of our common stock by December 31, 2008, and on July 30, 2008 we announced authorization to repurchase up to an additional $1 billion of our common stock by the end of 2009.

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

Corning Incorporated
(Registrant)

October 30, 2008	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

October 30, 2008	/s/ KATHERINE A. ASBECK
Date	Katherine A. Asbeck
Senior Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

12	Computation of Ratio of Earnings to Fixed Charges	62

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	63

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	64

32	Certification Pursuant to 18 U.S.C. Section 1350	65

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Nine months ended September 30, 2008

Income before income taxes	$1,579
Adjustments:
Distributed income of equity investees	470
Amortization of capitalized interest	1
Fixed charges net of capitalized interest	62

Income before taxes and fixed charges, as adjusted	$2,112

Fixed charges:
Interest expense (a)	$66
Portion of rent expense which represents an appropriate interest factor (b)	14
Amortization of debt costs	2

Total fixed charges	82
Capitalized interest	(20)

Total fixed charges, net of capitalized interest	$62

Ratio of earnings to fixed charges	25.8x

(a)	Interest expense includes amortization expense for capitalized interest and debt costs.
(b)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

October 30, 2008

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

October 30, 2008

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2008

/s/	Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/	James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer