Form 10-K
period 2008-12-31
CORNING INC /NY
filed 2009-02-24
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes  ☒                                           No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                 Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                           No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $35.5 billion based on the $23.05 price as reported on the New York Stock Exchange.

There were 1,555,025,555 shares of Corning’s common stock issued and outstanding as of January 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated February 26, 2009, and filed for the Registrant’s 2009 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

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

Corning is a global, technology-based corporation that operates in five reportable business segments: Display Technologies, Telecommunications, Environmental Technologies, Specialty Materials and Life Sciences. Corning manufactures and processes products at more than 51 plants in 15 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs), that are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. Corning’s facilities in Kentucky, Japan, Taiwan, and China and those of Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) develop, manufacture and supply high quality glass substrates using a proprietary fusion manufacturing process and technology expertise. Corning owns 50% of Samsung Corning Precision, Samsung Electronics Co., Ltd. owns 43% and three other shareholders own the remaining 7%. Samsung Corning Precision sells LCD glass to panel manufacturers in Korea while those panel manufacturers in other leading LCD-producing areas of the world - Japan, Taiwan, Singapore and China - are supplied by Corning.

Corning has been a technology leader in this market introducing new large-generation sized glass substrates used by our customers in the production of larger LCDs for monitors and television. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. Glass substrates are currently available from Corning in sizes up to Generation 8 (2160mm x 2460mm), which was introduced by Corning in late 2006. In 2007, Corning announced an agreement with Sharp Corporation to develop and produce Generation 10 (2850mm x 3050mm) substrates. Large substrates (Generation 5 and higher) allow LCD manufacturers to produce larger and a greater number of panels from each substrate. The larger size leads to economies of scale for LCD manufacturers and has enabled lower display prices for consumers which may continue in the future. At the end of 2008, approximately 92% of Corning and Samsung Corning Precision’s volume of LCD glass was Generation 5 (1100mm x 1250mm) and higher.

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

LCD glass manufacturing is a highly capital intensive business. Corning has made significant investments to expand its LCD glass facilities in response to customer demand. The environment is very competitive. Important attributes for success include efficient manufacturing, access to capital, technology know-how, and patents.

Patent protection and proprietary trade secrets are important to the segment’s operations. Corning has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Corning licenses certain of its patents to Samsung Corning Precision and other third parties and generates royalty income from these licenses. Refer to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 46% of Corning’s sales for 2008.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable, and hardware and equipment products for the worldwide telecommunications industry. Corning invented the world’s first low-loss optical fiber more than 35 years ago and now offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, fiber-to-the-premises access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor® fibers for local area networks, data centers and central offices; SMF-28e+™ single mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; SMF-28® ULL fiber that has the lowest loss of any terrestrial grade fiber; LEAF® optical fiber for long-haul, regional and metropolitan networks; ClearCurve fiber for use in multiple dwelling units; and Vascade® submarine optical fibers for use in submarine networks. Corning has two large optical fiber manufacturing facilities in North Carolina and another facility in China. As a result of lowered demand for optical fiber products, in 2002 Corning mothballed its optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to its Wilmington, North Carolina facility. In 2007, Corning reopened a portion of the Concord, North Carolina facility primarily as a result of volume growth in the optical fiber market.

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

Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses, but the royalty income is not currently material to the business. Corning is also licensed to use certain patents owned by others. These licenses are also important to the segment’s operations. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Telecommunications segment represented 30% of Corning’s sales for 2008.

Environmental Technologies Segment

Corning’s environmental products include ceramic technologies and solutions for emissions and pollution control in mobile and stationary applications around the world, including automotive and diesel substrate and filter products. In the early 1970’s, Corning developed an economical, high-performance cellular ceramic substrate that is now the standard for catalytic converters worldwide. In response to tightening emission control regulations around the world, Corning has continued to develop more efficient substrate products with higher density and greater surface area. Corning manufactures automotive products in New York, Virginia, China, Germany and South Africa. Corning continues to develop new ceramic substrate and filter technologies for diesel emission control device products to meet the tightening emission control regulations around the world. Corning manufactures diesel products in New York, Virginia, Germany, and South Africa. Corning sells its ceramic substrate and filter products worldwide to manufacturers of emission control systems who then sell to automotive and diesel engine manufacturers. Although most sales are made to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.

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

The Environmental Technologies segment represented 12% of Corning’s sales for 2008.

Specialty Materials Segment

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics components, aerospace and defense, astronomy, ophthalmic products, telecommunications components and optical quality glass that is optimized for high-end portable devices and touch screens. Semiconductor optics manufactured by Corning include high-performance optical material products, optical-based metrology instruments, and optical assemblies for applications in the global semiconductor industry. Corning’s semiconductor optics products are manufactured in New York. Other specialty glass products include glass lens and window components and assemblies and are made in New York, Virginia, and France or sourced from China.

The Specialty Materials segment represented approximately 6% of Corning’s sales for 2008.

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

The Life Sciences segment represented approximately 6% of Corning’s sales for 2008.

All Other

Other Products primarily include development projects and new product lines, certain corporate investments, Samsung Corning Precision’s non-LCD business, and Corning’s Eurokera and Keraglass equity ventures with Saint Gobain Vitrage S.A. of France which manufacture smooth cooktop glass/ceramic products in France, China, and South Carolina. Development projects and new product lines involve the use of various technologies for new products such as synthetic green lasers, silicon-on-glass, microreactors, thin-film photovoltaics, and mercury abatement. In 2006, Corning announced the commercial launch of the Epic™ system, a high-throughput label-free screening platform based on optical biosensor technology. The system offers drug developers the ability to evaluate promising new drug targets through both biochemical and cell-based drug discovery applications.

Until December 31, 2007, Corning had a 50% interest in Samsung Corning Company, Ltd. (Samsung Corning), a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, which had manufacturing facilities in Korea, Germany, China and Malaysia. Samsung Electronics Company, Ltd. and affiliates owned the remaining 50% interest in Samsung Corning. On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision. As noted above, equity earnings from the non-LCD business of Samsung Corning Precision are included in Other Products.

Other products represented less than 1% of Corning’s sales for 2008.

Additional explanation regarding Corning and its five segments is presented in Management’s Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 19 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company headquartered in Michigan that manufactures silicone products worldwide. Dow Corning is a leader in silicon-based technology and innovation, offering more than 7,000 products and services. Dow Corning is the majority-owner of Hemlock Semiconductor, a market leader in the production of high purity polycrystalline for the semiconductor and solar energy industries. Dow Corning emerged from Chapter 11 bankruptcy proceedings during 2004. Dow Corning’s sales were $5.5 billion in 2008. Additional discussion about Dow Corning appears in the Legal Proceedings section. Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

Corning and PPG Industries, Inc. each own half of Pittsburgh Corning Corporation (PCC), an equity company in Pennsylvania that manufactures glass products for architectural and industrial uses. PCC filed for Chapter 11 bankruptcy reorganization in April 2000. Corning also owns half of Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation that manufactures glass products for industrial uses primarily in Europe. Additional discussion about PCC and PCE appears in the Legal Proceedings section.

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

Display Technologies Segment

Corning, including Samsung Corning Precision, is the largest worldwide producer of glass substrates for active matrix LCD displays. Although the LCD glass substrate industry was negatively impacted by economic conditions in 2008, Corning has maintained its market position. Corning believes it has competitive advantages in LCD glass substrate products from investing in new technologies, providing a consistent and reliable supply and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter with exceptional surface quality and without heavy metals. Asahi Glass, Nippon Electric Glass and Avan Strate, Inc. (formerly NH Techno) are Corning’s principal competitors in display glass substrates.

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

Specialty Materials Segment

Corning is a leading supplier of materials and products for lithography optics in the semiconductor industry. Corning’s market position for these products has remained relatively stable during the past year. Corning seeks to compete by providing superior optical quality, leading optical designs and a local Corning presence supporting its customers. For Corning’s semiconductor optical material products, general specialty glass/glass ceramic products and ophthalmic products, Schott, Shin-Etsu Quartz Products, Asahi Fine Glass, Carl Zeiss, Nikon, Transitions Optical, Oerlikon, Hoya and Heraeus are the main competitors.

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

Although energy shortages and power interruptions have not been a problem recently, the cost of energy has been volatile. Corning has achieved flexibility through important engineering changes to take advantage of low-cost energy sources in most significant processes. Specifically, many of Corning’s principal manufacturing processes can be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

Availability of resources (ores, minerals, polymers, and processed chemicals) required in manufacturing operations, appears to be adequate. Corning’s suppliers, from time to time, may experience capacity limitations in their own operations, or may eliminate certain product lines. Corning believes it has adequate programs to ensure a reliable supply of batch materials and precious metals. For many products, Corning has alternate glass compositions that would allow operations to continue without interruption in the event of specific materials shortages.

Certain key materials and proprietary equipment used in the manufacturing of products are currently sole sourced or available only from a limited number of suppliers. Any future difficulty in obtaining sufficient and timely delivery of components could result in lost sales due to delays or reductions in product shipments, or reductions in Corning’s gross margins.

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations. In 2008, Corning was granted over 140 patents in the U.S. and over 230 patents in countries outside the U.S.

Each business segment possesses its own patent portfolio that provides certain competitive advantages in protecting Corning’s innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2008, Corning and its wholly owned subsidiaries owned over 4,300 unexpired patents in various countries of which about 2,400 were U.S. patents. Between 2009 and 2011, approximately 12% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 4,850 patent applications in process, with about 1,400 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 290 patents in various countries of which over 110 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2009 and 2011.

The Telecommunications segment has over 1,700 patents in various countries of which over 860 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iii) patents relating to optical fiber connectors, termination and storage and associated methods of manufacture. A few patents relating to optical fiber connectors, a termination device and a few relating to optical fiber manufacturing will expire between 2009 and 2011.

The Environmental Technologies segment has over 410 patents in various countries of which over 220 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. One family of patents related to manufacturing ceramic structures is set to expire between 2009 and 2011.

The Specialty Materials segment has over 650 patents in various countries of which over 390 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to ophthalmics, LCD imagemask and semiconductor/ microlithography optics and blanks, metrology instrumentation and laser/precision optics, glass polarizers, specialty fiber, and refractories. One family of patents related to glass manufacturing is set to expire between 2009 and 2011.

The Life Sciences segment has over 110 patents in various countries of which over 60 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products. A few patents relating to devices for conducting drug transport studies and cell culture systems will expire between 2009 and 2011.

Products reported in All Other include development projects, new product lines, and other businesses or investments that do not meet the threshold for separate reporting. Some of the important issued U.S. patents in this segment include patents relating to equipment for label independent drug discovery, microreactors and methods of manufacture, and semiconductor lasers and related packaging.

Many of the Company’s patents are used in operations or are licensed for use by others, and Corning is licensed to use patents owned by others. Corning has entered into cross licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning’s principal trademarks include the following: Corning, Celcor, DuraTrap, Eagle2000, EagleXG, Epic, Evolant, HPFS, Lanscape, Pyrex, ClearCurve, SMF-28e, Gorilla, and Jade.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $27 million in 2008 and are estimated to be $18 million in 2009.

Corning’s 2008 consolidated operating results were charged with approximately $44 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2008, Corning had approximately 27,000 full-time employees, including approximately 10,600 employees in the United States. From time to time, Corning also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 26% of Corning’s United States employees.

Executive Officers of the Registrant

Wendell P. Weeks  Chairman and Chief Executive Officer

Mr. Weeks joined Corning in 1983 and was named a vice president and deputy general manager of the Telecommunications Products division in 1995, vice president and general manager in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president in 1999, president, Corning Optical Communications in 2001, president and chief operating officer of Corning in 2002, and president and chief executive officer in 2005. Mr. Weeks became chairman and chief executive officer on April 26, 2007. Mr. Weeks is a director of Merck & Co. Inc. Mr. Weeks has been a member of Corning’s Board of Directors since 2000. Age 49.

James B. Flaws  Vice Chairman and Chief Financial Officer

Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning’s Board of Directors since 2000. Age 60.

Peter F. Volanakis  President and Chief Operating Officer

Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. He was named managing director Corning GmbH in 1992, executive vice president of CCS Holding, Inc., formerly known as Siecor Corporation, in 1995, senior vice president of Advanced Display Products in 1997, executive vice president of Display Technologies and Life Sciences in 1999, president of Corning Technologies in 2001, and became chief operating officer in 2005. Mr. Volanakis became president and chief operating officer on April 26, 2007. Mr. Volanakis is a director of Dow Corning Corporation and The Vanguard Group. Mr. Volanakis has been a member of Corning’s Board of Directors since 2000. Age 53.

Kirk P. Gregg  Executive Vice President and Chief Administrative Officer

Mr. Gregg joined Corning in 1993 as director of Executive Resources & Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, Administration in December 1997 and to his current position in 2002. He is responsible for Human Resources, Information Technology, Procurement and Transportation, Community, State and Federal Government Affairs, Aircraft Operations and Business Services. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 49.

Joseph A. Miller  Executive Vice President and Chief Technology Officer

Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was appointed to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966. Dr. Miller is a director of Greatbatch, Inc. and Dow Corning Corporation. Age 67.

Pamela C. Schneider  Senior Vice President and Operations Chief of Staff

Ms. Schneider joined Corning in 1986 as senior financial analyst in the Controllers Division. In 1988 she became manager of internal audit. In 1990 she was named controller and in 1991 chief financial officer of Corning Asahi Video Products Company. In January 1993, she was appointed vice president and chief financial officer for Corning Consumer Products Company, and in 1995 vice president Finance and Administration. In 1997, she was named vice president and in 1999 senior vice president, Human Resources and diversity officer for Corning Incorporated. Ms. Schneider was appointed to her present position in April 2002. Age 54.

Lawrence D. McRae  Senior Vice President, Strategy and Corporate Development

Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was appointed vice president Corporate Development in 2000, senior vice president Corporate Development in 2003 and most recently, senior vice president Strategy and Corporate Development in October 2005. Mr. McRae is on the board of directors of Dow Corning Corporation, and Samsung Corning Precision Glass Co., Ltd. Age 50.

Katherine A. Asbeck  Senior Vice President - Finance

Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994, elected vice president and controller in 1997 and senior vice president in 2001. She was elected to her current position in October 2005. Ms. Asbeck was designated as Corning’s principal accounting officer from 1994 to 2006 and again from February 2008 to present. She will retire from this role effective March 31, 2009. Ms. Asbeck is a director of Samsung Corning Precision Glass Co., Ltd. Age 52.

Vincent P. Hatton  Senior Vice President and General Counsel

Mr. Hatton joined Corning in 1981 as an assistant corporate counsel and became a division counsel in 1984. He was named assistant general counsel, Specialty Materials in May 1993, and director of the Legal Department in 1995. He was elected vice president in 1998 and senior vice president in 2003. Mr. Hatton was elected to his current position on March 1, 2007. Age 58.

Document Availability

A copy of Corning’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations category of the Corning home page on the Internet at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

As a result of the current recession in the economies of the United States and many other countries and volatility and uncertainty in global capital and credit markets, a number of the risks we normally face may increase in both our consolidated operations and at our equity method investments. These include:

•

Reduced consumer demand for the products our customers manufacture, notably automobiles and heavy duty trucks, LCD televisions and computer monitors which results in lowering demand for the products we sell.

•	Increased price competition resulting in lower sales, profitability and cash flow.
•	Deterioration in the financial condition of our customers resulting in reduced sales, an inability to collect receivables, payment delays or potentially bankruptcy or insolvency.
•

Increased risk of insolvency of financial institutions, which may limit Corning’s liquidity in the future or adversely affect its ability to use its revolving credit facility, or result in losses from hedged transactions or from counterparty risk on various financial transactions.

•

Increased turmoil in the financial markets may limit Corning’s, its customers’ or suppliers’ ability to access the capital markets or require limitations or terms and conditions for such access that are more restrictive and costly than in the past.

•	Declines in our businesses that could result in material charges for restructuring or asset impairments.
•	Increased risk that financial investments by our customers, suppliers or equity companies may not achieve historical levels of liquidity.

Our sales could be negatively impacted by the actions or circumstances of one or more key customers leading to the substantial reduction in orders for our products

Corning’s ten largest customers account for about 54% of our sales. There are two individual customers which accounted for more than 10% of Corning’s consolidated sales in 2008. AU Optronics Corporation (AUO) and Chi Mei Optoelectronics Corporation (Chi Mei), two customers of the Display Technologies segment, accounted for 11% and 10%, respectively, of consolidated sales in 2008.

In addition, a relatively small number of customers accounted for a high percentage of net sales in each of our reportable operating segments. For 2008, three customers of the Display Technologies segment accounted for 65% of total segment net sales when combined. In the Telecommunications segment, two customers accounted for 24% of segment net sales when combined. In the Environmental Technologies segment, three customers accounted for 81% of total segment sales in aggregate. In the Specialty Materials segment, one customer accounted for 11% of segment sales in 2008. In the Life Sciences segment, one distributor accounted for 45% of segment sales in 2008.

Samsung Corning Precision’s sales were also concentrated in 2008, with sales to two LCD panel makers located in South Korea accounting for approximately 94% of total Samsung Corning Precision sales.

The sale of LCD glass substrates in 2008 and previous years provide no assurance that positive trends will continue. Our customers are LCD panel and color filter makers. As they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, price, or other seasonal factors, may lead to pauses in market growth from time to time. Our customers may not be able to maintain their profitability or access sufficient capital to fund routine maintenance and operations or planned expansions, which may limit their pace of orders to us. Emerging material technologies could replace our glass substrates for certain applications resulting in a decline in demand for our LCD products. Technologies for displays in competition with LCD panels may reduce or eliminate the need for our glass substrate. These technologies may include organic light emitting diodes and plasma display panels. New process technologies developed by our competitors may also place us at a cost or quality disadvantage. Our inability to manufacture glass substrates in the sizes and quantities needed by our customers may result in loss of revenue, margins and profits or liabilities for failure to supply. A scarcity of resources, limitations on technology, personnel or other factors resulting in a failure to produce commercial quantities of very large size glass substrates, particularly from new facilities being constructed at a major customer in Japan, could have adverse financial consequences to us.

Our Telecommunications segment customers’ purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. Sales in the Telecommunications segment are expected to be impacted by the pace of fiber-to-the-premises deployments by our customers such as Verizon Communications Inc. Our sales will be dependent on planned targets for homes passed and connected. Changes in our customers’ deployment plans could adversely affect future sales in any quarter or for the full year.

In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions and pollution control are expected to fluctuate with vehicle production. Changes in governmental laws and regulations for air quality and emission controls may also influence future sales. Sales in our Environmental Technologies segment are mainly to three catalyzers and emission system component manufacturers. Our customers sell these systems to automotive original equipment manufacturers and diesel engine manufacturers. Sales within this segment may be affected by adverse developments in the global vehicle or U.S. freight hauling industries or by such factors as higher fuel prices that may affect vehicle sales or downturns in freight traffic.

Sales in our Specialty Materials segment track closely with the semiconductor cycle and our customers’ responses to that cycle. In 2008, one customer accounted for 11% of Specialty Materials segment sales.

Sales in our Life Sciences segment are through two large distributors, and the remaining balance is to a variety of government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. In 2008, our primary distributor accounted for 45% of Life Sciences’ segment sales. Changes in our distribution arrangements in this segment may adversely affect this segment’s financial results.

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

•

our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and cable and hardware and equipment, and environmental substrate and filter products at competitive prices;

•	our ability to manufacture adequate quantities of increasingly larger glass substrates to satisfy our customers technical requirements and our contractual obligations;
•	continued strong demand for notebook computers and LCD monitors;
•	growth in purchases of LCD televisions to replace other technologies;
•	screen size of LCD televisions, which affects glass demand;
•	our ability to develop new products in response to government regulations and laws, particularly diesel filter products in the Environmental Technologies segment; and
•	growth of the fiber-to-the-premises build-out in North America and western Europe.

We face pricing pressures in each of our leading businesses that could adversely affect our financial performance

We face pricing pressure in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to offset pricing pressures, we may not be able to achieve proportionate reductions in costs or to sustain our current rate of cost reduction We anticipate pricing pressures will continue into 2009 and beyond in all our businesses.

We face risks related to our international operations and sales

We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in Taiwan, Japan and Korea, including an equity investment in Samsung Corning Precision operating in South Korea that makes glass substrates for the Korean LCD market. All of our Display segment customers are located in the Asia-Pacific region. As a result of these and other international operations, we face a number of risks, including:

•	geographical concentration of our factories and operations;
•	periodic health epidemic concerns;
•	difficulty of managing global operations;
•	difficulty in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;
•	tariffs, duties and other trade barriers including anti-dumping duties;
•	differing legal systems;
•	natural disasters;
•	potential power loss affecting glass production and equipment damage;
•	political and economic instability in foreign markets; and
•	foreign currency risk.

Any of these items could cause our sales or profitability to be significantly reduced.

Additionally, a significant amount of the specialized manufacturing capacity for our Display Technologies segment is concentrated in three overseas countries and it is reasonably possible that the use of one or more such facilities could be disrupted. Due to the specialized nature of the assets and the customers’ locations, it may not be possible to find replacement capacity quickly or substitute production from facilities in other countries. Accordingly, loss of these facilities could produce a near-term severe impact to our display business and the Company as a whole.

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, the New Taiwan dollar, the Korean won, and the euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar and Japanese yen. Sales in our Display Technologies segment, representing 46% of Corning’s sales in 2008, are denominated in Japanese yen. If sales grow in our Display Technologies segment this will increase our exposure to currency fluctuations. Corning hedges significant transaction and balance sheet currency exposures and uses derivatives instruments to limit exposure to foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results. Although we hedge these items, changes in exchange rates (especially the Japanese yen to U.S. dollar) may significantly impact our reported revenues and profits.

If the financial condition of our customers declines, our credit risks could increase

Although we have a rigorous process to administer credit and believe our reserve is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers fail to meet their payment obligations to us, we could experience reduced cash flows and losses in excess of amounts reserved. Some customers of our Display Technologies segment are thinly capitalized and/or marginally profitable. In our Environmental products segment, the U.S. auto makers and certain of their suppliers have encountered credit downgrades. These factors may result in an inability to collect receivables or a possible loss in business. As of December 31, 2008 reserves and allowances for trade receivables totaled approximately $20 million.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results and cash flow could suffer, and we may not achieve anticipated profitability levels

Investments in additional manufacturing capacity of certain businesses, including liquid crystal display glass and diesel emission substrates and filters present challenges. We may face technical and process issues in moving to commercial production and there can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. Economic results may adversely affect our ability to complete planned capacity expansion and products. It is possible that manufacturing capacity may exceed or lag customer demand during certain periods.

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

Our future financial performance depends on our ability to purchase a sufficient amount of materials, parts, and manufacturing equipment components to meet the demands of our customers

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. We may experience shortages that could adversely affect our operations. Although we work closely with our suppliers to avoid shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain manufacturing equipment, raw materials or components are available only from a single source or limited sources. We may not be able to find alternate sources in a timely manner. A reduction, interruption or delay of supply, or a significant increase in the price for supplies, such as manufacturing equipment, raw materials or energy, could have a material adverse effect on our businesses.

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

We have recorded several charges for restructuring, impairment of assets, and the write-off of cost and equity based investments in the last 3 years. As a result of the decline in the economy and its impact on Corning’s businesses, we recorded a restructuring charge of $22 million in the Telecommunications segment in 2008 and, in January announced our plans to reduce our global workforce which will cause a restructuring charge in the range of $115 million to $165 million in the first quarter of 2009. Certain of our equity affiliates are also considering restructuring charges. We may have additional actions which result in restructuring charges in the future.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2008, Corning had goodwill and other intangible assets of $305 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if the current economic recession continues for a lengthy period or becomes more severe.

If our products, including materials purchased from our suppliers experience performance issues, our business will suffer

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

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations

Our effective tax rate could be adversely impacted by several factors, some of which are outside of our control, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	changes in tax laws and the interpretation of those tax laws;
•

changes to our assessments about the realizability of our deferred tax assets which are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business;

•	the outcome of current and future tax audits, examinations, or administrative appeals;
•	changes in generally accepted accounting principles that affect the accounting for taxes; and
•	limitations or adverse findings regarding our ability to do business in some jurisdictions.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe our tax estimates are reasonable, the final determination could be materially different from our historical tax provisions and accruals.

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

The loss of the services of any of our key research and development, engineering or operational personnel or senior management without adequate replacement, or the inability to attract new qualified personnel, could have a material adverse effect on our operations and financial performance.

We are subject to strict environmental regulations and regulatory changes that could result in fines or restrictions that interrupt our operations

Our manufacturing process generates chemical waste, waste water and other industrial waste and various green house gases at various stages in the manufacturing process, and we are currently or may be in the future subject to a variety of laws and regulations relating to the use, storage, discharge and disposal of such substances. We have installed various types of anti-pollution equipment for the treatment of chemical waste and waste water at our various facilities. We have taken steps to affect the amount of greenhouse gases created by our manufacturing operations. However, we cannot provide assurance that environmental claims will not be brought against us or that the local or national governments will not take steps toward adopting more stringent environment standards.

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

Changes in regulations and the regulatory environment in the U.S. and other countries, such as those resulting from the regulation and impact of global warming and CO2 abatement, may affect our businesses and their results in adverse ways by, among other things, substantially increasing manufacturing costs, limiting availability of scarce resources, especially energy, or requiring limitations on production and sale of our products or those of our customers.

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

Current or future litigation may harm our financial condition or results of operations

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos and adverse rulings in such lawsuits or the inability to successfully resolve such matters may adversely affect the Company. As described in Legal Proceedings, a new PCC Plan of Reorganization was filed with the Bankruptcy Court on January 29, 2009 proposing a resolution of PCC asbestos claims. It remains reasonably possible that changes to the Amended PCC Plan may be negotiated and the elements of the plan and its approval are subject to a number of contingencies before the resolution outlined in the Plan becomes final.

We face risks through our equity method investments in companies that we do not control

Corning’s net income includes significant equity in earnings of associated companies. For the year ended December 31, 2008, we recognized $1.3 billion of equity earnings, of which 96% came from our two largest investments: Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision (which makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and is subject to political and geographic risks mentioned above, as well as business and other risks within the Display segment. Our equity investments may not continue to perform at the same levels as in recent years. In 2007, we recognized equity losses associated with Samsung Corning Co., Ltd. (a 50% equity method investment that made glass panels and funnels for conventional televisions), which recorded fixed asset and other impairment charges. Dow Corning emerged from Chapter 11 bankruptcy in 2004 and has certain obligations under its Plan of Reorganization to resolve and fund claims of its creditors and personal injury claimants. Dow Corning may incur further bankruptcy charges in the future which may adversely affect its operations or assets.

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs can be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching into excess layers. The financial health of other insurers may deteriorate. Several of our insurance carriers are litigating with us the extent, if any, of their obligation to provide insurance coverage for asbestos liabilities asserted against us. The results of that litigation may adversely affect our insurance coverage for those risks. In addition, we may not be able to obtain adequate insurance coverage for certain risk such as political risks, terrorism or war.

Our businesses may be subject to increased regulatory enforcement

Some of our business segments operate in industries with a concentrated number of competitors and customers both foreign and domestic. While we have adopted a corporate-wide compliance program, we may become the subject of antitrust or other governmental investigations from many jurisdictions which may adversely impact our reputation or our ability to make and sell products in the future.

Other

Additional information in response to Item 1 is found in Note 19 (Operating Segments) to the consolidated financial statements and selected financial data.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We operate approximately 51 manufacturing plants and processing facilities, of which approximately one half are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own substantially all of our manufacturing and research and development facilities and more than half of our sales and administrative facilities.

For the years ended 2008, 2007 and 2006, we invested a total of $4.4 billion, primarily in facilities outside the U.S. in our Display Technologies segment. Of the $1.9 billion spent in 2008, $997 million was for facilities outside the U.S.

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

As a result of a decline in demand for our LCD glass in the second half of 2008, we have temporarily idled more than half of our manufacturing capacity in the Display Technologies segment. This capacity is expected to be brought back on-line when demand increases, which could be as early as the second quarter of 2009.

Since 2002, we have had excess manufacturing capacity in our Telecommunications segment and have not utilized a portion of space in the facilities listed above. The largest unused portion is our optical fiber manufacturing facility in Concord, North Carolina that was mothballed in 2002 as a result of lowered demand of optical fiber products. In 2007, we re-opened a portion of the Concord, North Carolina facility as a result of volume growth in the optical fiber market.

Item 3.    Legal Proceedings

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million (undiscounted) for its estimated liability for environmental cleanup and litigation at December 31, 2008. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of December 31, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $56 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2008, Dow Corning has estimated the liability to commercial creditors to be within the range of $79 million to $231 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $79 million, net of applicable tax benefits. In addition, the London Market Insurers (the “LMI Claimants”) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 41,500 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the resolution of all current and future asbestos claims against it and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations (the 2003 Plan). The 2003 Plan would have required Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, contribute 25 million shares of Corning common stock, and pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the plan’s effective date, with 5.5 percent interest from June 2004. In addition, the 2003 Plan provided that Corning would assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance.

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the 2003 Plan for reasons it set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision.

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008 and May 22, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan. The parties filed a partial tentative plan on August 8, 2008. The parties continued to inform the Bankruptcy Court of the status of their discussions on the Amended PCC Plan. The complete proposed Amended PCC Plan and its ancillary documents were filed with the Bankruptcy Court on January 29, 2009.

As a result, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the proposed Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value on December 31, 2008. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The proposed Amended Plan would require Corning to make one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and five additional payments of $50 million each on subsequent anniversaries of the first payment, subject to credits applicable under certain circumstances to Corning’s final $50 million payment.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional $150 million for such claims in its estimated asbestos litigation liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company-specific data becomes available.

The Amended PCC Plan is subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions which may not be achieved. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and may face objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. The proposed Amended PCC Plan will also be subject to a vote of PCC’s creditors. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Several of Corning’s insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential resolutions described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation and therefore cannot estimate the range of any possible loss.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. According to the Agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. 1.17 million shares have already been sold by SGI and Creditors. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $1.95 billion, the “Principal”), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares (the “Additional Shares”) and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors (the “SGI Equity”). Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. The suit asks for total damages of 4.73 trillion Korean won (approximately $3.76 billion) plus penalty interest. On January, 31, 2008, the Seoul District Court ruled that the Agreement was valid and that Samsung affiliates have a joint and severable liability for the Principal (less a proportion of that amount for any SLI shares sold by SGI and Creditors), plus interest at a rate of 6% per annum. The court dismissed plaintiffs’ demand for cash payment, ruling instead that the Samsung affiliates are obligated to sell up to 2.33 million shares of SLI and pay to SGI and Creditors up to 1.63 trillion Korean won (approximately $1.29 billion) from the proceeds of such sale. If total proceeds are less than the Principal (including proceeds for the 1.17 million SLI shares already sold by SGI and Creditors), the Samsung affiliates are obligated to provide proceeds from the sale of the Additional Shares and provide the remainder of the Principal through purchase of SGI Equity. The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site. Corning has a number of defenses to these two actions, which management intends to contest vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning’s financial statements is remote.

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and NetOptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties have exchanged initial discovery disclosures. Mediation conducted on November 29, 2007 did not resolve the case, and the parties are engaging in discovery. The parties filed summary judgment motions in October 2008 which were ruled upon on December 24, 2008. The court granted partial summary judgment to each of the parties clarifying the extent of any reimbursement that can be proven by the Plaintiff. Trial is rescheduled for February 17, 2009. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning’s financial statements is remote.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Corning Incorporated common stock is listed on the New York Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is “GLW.”

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Price range
High	$25.24	$28.07	$23.05	$15.64
Low	$20.04	$23.02	$14.46	$7.36
2007
Price range
High	$23.33	$26.67	$27.25	$26.80
Low	$18.12	$22.43	$21.47	$20.85

As of December 31, 2008, there were approximately 23,500 record holders of common stock and approximately 570,450 beneficial shareholders.

Between July 1, 2007 and December 31, 2008, Corning paid a quarterly cash dividend of $0.05 per share on the Company’s common stock.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under all of our existing equity compensation plans, including our 2005 Employee Equity Participation Program, our 2003 Equity Plan for Non-Employee Directors and our 2002 Worldwide Employee Share Purchase Plan as of December 31, 2008.

	A	B	C
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders (1)	89,630,246	$26.92	72,374,060
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	89,630,246	$26.92	72,374,060

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

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

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares in Millions Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2008	1,280	$14.56	0	$625,036,742
November 1-30, 2008	113	$10.41	0	$625,036,742
December 1-31, 2008	2,547	$8.67	0	$625,036,742
Total	3,940	$10.63	0	$625,036,742

(1)	This column includes the surrender to us of 3,940 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On July 18, 2007 we publicly announced the start of a program covering the repurchase of up to $500 million of our common stock by December 31, 2008, and on July 30, 2008 we announced authorization to repurchase up to an additional $1 billion of our common stock by December 31, 2009.

Item 6.    Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)

	Years ended December 31,
	2008	2007	2006	2005	2004

Results of Operations

Net sales	$5,948	$5,860	$5,174	$4,579	$3,854
Research, development and engineering expenses	$627	$565	$517	$443	$355
Equity in earnings of affiliated companies, net impairments	$1,328	$942	$960	$611	$454
Income (loss) from continuing operations	$5,257	$2,150	$1,855	$585	$(2,251)
Income from discontinued operations					$20
Net income (loss)	$5,257	$2,150	$1,855	$585	$(2,231)

Basic earnings (loss) per common share from:
Continuing operations	$3.37	$1.37	$1.20	$0.40	$(1.62)
Discontinued operations					$0.01
Basic earnings (loss) per common share	$3.37	$1.37	$1.20	$0.40	$(1.61)
Diluted earnings (loss) per common share from:
Continuing operations	$3.32	$1.34	$1.16	$0.38	$(1.62)
Discontinued operations					$0.01
Diluted earnings (loss) per common share	$3.32	$1.34	$1.16	$0.38	$(1.61)
Cash dividends declared per common share	$0.20	$0.10
Shares used in computing per share amounts:
Basic earnings (loss) per common share	1,560	1,566	1,550	1,464	1,386
Diluted earnings (loss) per common share	1,584	1,603	1,594	1,535	1,386

Financial Position
Working capital	$2,567	$2,782	$2,479	$1,490	$804
Total assets	$19,256	$15,215	$13,065	$11,207	$9,736
Long-term debt	$1,527	$1,514	$1,696	$1,789	$2,214
Shareholders’ equity	$13,443	$9,496	$7,246	$5,487	$3,701

Selected Data
Capital expenditures	$1,921	$1,262	$1,182	$1,553	$857
Depreciation and amortization	$695	$607	$591	$512	$523
Number of employees (1)	27,000	24,800	24,500	26,000	24,700

Reference should be made to the Notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(1)	Amounts do not include employees of discontinued operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition and results of operations. This discussion includes the following sections:

•	Overview
•	Results of Operations
•	Operating Segments
•	Liquidity and Capital Resources
•	Environment
•	Critical Accounting Estimates
•	New Accounting Standards
•	Forward Looking Statements

OVERVIEW

Corning delivered improved operating results for the full year of 2008 although results for the first and second half of the year were dramatically different. In the first half of 2008, our performance reflected strength in the majority of our segments while the downturn in global economic activity and disruption in the financial markets negatively impacted our performance in the second half. Declines in consumer retail markets caused a significant decrease in demand for products of our Display and Environmental Technologies segments. During 2008, the Company responded to the economic conditions that have affected demand for our products by scaling back manufacturing operations, curbing the rate of growth in research, development and engineering expenses, reducing capital spending, and reducing operating costs. In January Corning announced restructuring charges in the range of $115 million to $165 million primarily for costs associated with workforce reductions that will take place in 2009.

Corning’s strategy to grow through global innovation while preserving our financial independence has served us well. Our key priorities for 2008 were unchanged from the previous three years: protect our financial health, improve our profitability, and invest in the future. We made significant progress on these priorities in 2008.

Financial Health

Despite the uncertainty in the global economic environment, our financial position remained sound and we delivered strong cash flows from operating activities. Significant items in 2008 included the following:

•	Our debt to capital ratio of 11% reflected an improvement from 14% at December 31, 2007, resulting primarily from solid earnings and the impact of certain tax-related items.
•	Operating cash flow for the year was $2.1 billion which was more than our $1.9 billion of capital spending.
•	We ended the year with $2.8 billion of cash and short-term investments.

Profitability

For the year ended December 31, 2008, we generated net income of $5.3 billion or $3.32 per share compared to net income of $2.2 billion or $1.34 per share for 2007. When compared to last year, the $3.1 billion improvement in net income was due largely to the following items:

•

Certain tax adjustments totaling $2.5 billion which included the release of $2.4 billion of valuation allowances resulting from a change in judgment about the realizability of U.S. deferred tax assets in future years and the release of $115 million of valuation allowances resulting from a change in estimate regarding current-year U.S. taxable income

•

A credit to asbestos litigation expense of $340 million in 2008 reflecting the change in the estimate of our asbestos litigation liability compared to expense of $185 million last year. In the first quarter of 2008, Corning reduced its liability for asbestos litigation by $327 million as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. For additional information on this matter, refer to Note 7 (Investments) to the consolidated financial statements and Item 3. Legal Proceedings.

•	Higher net income in the Display Technologies segment driven by a stronger Japanese yen and improvements in equity earnings from Samsung Corning Precision, our equity affiliate located in Korea.

Investing in our future

We continue to focus on the future and on what we do best - creating and making keystone components that enable high-technology systems. We remain committed to investing in research, development, and engineering to drive innovation. In 2008, approximately one-third of our total research, development and engineering expenditures was for research and new business development. This spending related to our existing businesses, new business development, exploratory research, and early stage marketing. We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that will enable fiber-to-the-premises. We continue to make investments in promising technologies such as the Epic™ system, synthetic green lasers, silicon-on-glass, microreactors, thin-film photovoltaics, and mercury abatement.

Our research, development and engineering expenditures increased by $62 million in 2008 when compared to 2007 but remained fairly constant as a percentage of net sales. The largest driver of increased spending was for the development of new businesses. We believe our spending levels are adequate to support our technology and innovation strategies.

Our capital expenditures have been primarily focused on expanding manufacturing capacity in the Display Technologies segment in anticipation of a larger display market in 2010 and growing demand for Corning’s Gorilla™ glass, an optical quality glass that is optimized for high-end portable devices and touch screens. In December 2007, we announced a 5-year capital expenditure plan to locate a glass manufacturing facility at Sharp Corporation’s plant in Sakai City, Japan. In February 2008, we announced a $453 million expansion of our LCD manufacturing facility in Taichung, Taiwan. Given the dramatic changes to the global economic landscape and resulting decline in demand for our products, we have stopped further expansion in Taiwan. We have, however, continued to advance our project in Sakai City to align with Sharp Corporation’s progress on their adjoining facility. Higher precious metals prices also impacted the growth in capital spending. Total capital expenditures for 2008 were $1.9 billion, of which $1.4 billion was directed toward our Display Technologies segment and $155 million was invested in our Environmental Technologies segment.

We expect our 2009 capital spending to be about $1.1 billion. Approximately $700 million will be directed toward our Display Technologies segment, of which about $525 million relates to construction completed in 2008.

Corporate Outlook

For 2009, we believe our sales and profitability will continue to be negatively impacted by the global economic recession. The restructuring plan we announced in January 2009 sizes the company to be profitable at a $5 billion sales level. Although the current run rate of our sales is about $4 billion, we believe that $5 billion of sales is possible assuming the supply chain contraction in our Display Technologies segment ends by the second quarter of 2009. If we do not see an increase in our sales by the second quarter, we will take additional restructuring actions.

During these difficult economic times, the Company is focused on three priorities: preserving cash, restructuring the company to be profitable at a lower sales level, and accelerating new products while maintaining our emphasis on research and development investments for longer term growth.

Although there is much uncertainty as we head into 2009, we are confident about our financial health and the strength of our balance sheet. We remain confident that our strategy to grow through global innovation while preserving our financial stability will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):

	2008	2007	2006	% Change
				08 vs. 07	07 vs. 06

Net sales	$5,948	$5,860	$5,174	2	13

Gross margin	$2,738	$2,749	$2,283	0	20
(gross margin %)	46%	47%	44%

Selling, general and administrative expenses	$901	$912	$857	(1)	6
(as a % of revenues)	15%	16%	17%

Research, development and engineering expenses	$627	$565	$517	11	9
(as a % of revenues)	11%	10%	10%

Restructuring, impairment and other charges and (credits)	$19	$(4)	$54	(575)	(107)
(as a % of revenues)	0%	0%	1%

Asbestos litigation (credit) charge	$(340)	$185	$(2)	(284)	(9,350)
(as a % of revenues)	(6)%	3%	0%

Income from continuing operations before income taxes	$1,523	$1,291	$961	18	34
(as a % of revenues)	26%	22%	19%

Benefit (provision) for income taxes	$2,405	$(80)	$(55)	(3,106)	45
(as a % of revenues)	40%	(1)%	(1)%

Equity in earnings of affiliated companies, net of impairments	$1,328	$942	$960	41	(2)
(as a % of revenues)	22%	16%	19%

Net income	$5,257	$2,150	$1,855	145	16
(as a % of revenues)	88%	37%	36%

Net Sales

Net sales in 2008 were up slightly when compared to 2007 primarily due to the positive impact of $354 million from the movement in foreign exchange rates offset by volume and price declines in a number of our segments. Our sales results followed the changing global economic conditions during the year. Net sales for the first half of 2008 were up 21% when compared with the first half of 2007 but down 16% for the second half of 2008 when compared to the second half of 2007 as the LCD glass market experienced a supply chain contraction that worsened with deteriorating economic conditions. Declines in consumer spending reduced demand for LCD televisions and monitors and automotive products in the second half of 2008.

The net sales increase in 2007 compared to 2006 was primarily the result of increased volume in the Display Technologies, Environmental Technologies, and Telecommunications segments. Movements in foreign exchange rates did not have a significant impact on 2007 net sales when compared with 2006.

In 2008, net sales into international markets continued to surpass those into the U.S. market. For 2008, sales into international markets accounted for 74% of net sales. For 2007 and 2006, sales into international markets accounted for 72% and 71%, respectively, of net sales.

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

Gross Margin

For 2008, gross margin in dollars and as a percentage of net sales was relatively even when compared with 2007. Although gross margin was comparable on a full year basis, in 2008 our gross margin percent remained above 47% in each of the first three quarters and then fell to 28% in the fourth quarter. The decline in gross margin in the fourth quarter resulted from significantly lower volume in our Display Technologies, Telecommunications, and Environmental Technologies segments, the impact of excess idle capacity costs, and accelerated depreciation as we idled the manufacturing capacity in our Display Technologies segment by more than 50%.

For 2007, gross margin improved both in dollars and as a percentage of net sales when compared with 2006. Improvements were driven by strong sales in the Display Technologies, Telecommunications, and Environmental Technologies segments along with cost reduction efforts, and manufacturing efficiencies.

Selling, General, and Administrative Expenses

The slight decrease in selling, general and administrative expenses for 2008 when compared to 2007, in dollars, resulted from a decrease in performance-based compensation costs caused by the impact of the decline in profitability in most of our operating segments in the second half of 2008.

The increase in selling, general and administrative expenses for 2007 when compared to 2006, in dollars, was largely due to an increase in compensation-related expenses. As a percentage of net sales, selling, general, and administrative expenses in 2007 declined slightly when compared to 2006 due to cost control efforts.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; sales commissions; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Restructuring, Impairment, and Other Charges and (Credits)

Corning recorded restructuring, impairment, and other charges and credits in 2008 and in 2006 which affect the comparability of our results for the periods presented. A description of those charges follows:

2008 Restructuring Actions

In the fourth quarter of 2008, we recorded $22 million of severance costs primarily for a restructuring plan in the Telecommunications segment.

2006 Impairment Charge for Assets Held for Use

In 2006, we recorded an asset held for use impairment charge of $44 million to impair certain long-lived assets of our Telecommunications segment in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Due to our lowered long-term outlook for this business, we determined that an event of impairment, as defined by SFAS 144, had occurred in that business, which further required us to test this asset group for impairment. We assess recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We estimated the fair value of the long-lived assets for this business using a discounted expected cash flow approach as a measure of fair value. As a result of our impairment evaluation, we recorded an impairment charge to write-down the asset group to its estimated fair value.

Asbestos Litigation

In the first quarter of 2008, Corning recorded a credit to asbestos litigation expense of $327 million as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in the likelihood of a settlement under the 2003 Plan. For the remainder of 2008, Corning recorded net credit adjustments of $13 million to reflect the change in value of the estimated liability under an Amended PCC Plan. The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $662 million at December 31, 2008, compared with an estimate of liability under the original 2003 Plan of $1.0 billion at December 31, 2007. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

Since March 28, 2003, we have recorded total net charges of $662 million to reflect the initial asbestos liability and subsequent adjustments for the change in the value of the components of the liability.

See Legal Proceedings for additional information about this matter.

Other (Expense) Income, Net

“Other (expense) income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2008	2007	2006

Royalty income from Samsung Corning Precision	$184	$141	$82
Foreign currency exchange and hedge (losses) / gains	(112)	29	28
Net realized losses of available-for-sale securities	(53)	(6)	(2)
Loss on sale of Steuben glass business	(14)
Gain on sale of Corning’s submarine cabling business		19
Loss on repurchase of debt, net		(15)	(11)
Other, net	(28)	(21)	(24)
Total	$(23)	$147	$73

Income Before Income Taxes

In addition to the items identified under Gross Margin, Restructuring, Impairment and Other Charges and (Credits), Asbestos Litigation (Credit) Charges, and Other (Expense) Income, Net, movements in foreign exchange rates also impacted results for the years presented. In 2008, Income Before Income Taxes included $35 million for the positive impact of movements in foreign exchange rates. In 2007 and 2006, Income Before Income Taxes was negatively impacted by $19 million and $41 million, respectively by movements in foreign exchange rates.

Provision for Income Taxes

Our (benefit) provision for income taxes and the related effective income tax rates were as follows (in millions):

	Years ended December 31,
	2008	2007	2006

(Benefit) provision for income taxes	$(2,405)	$80	$55
Effective income tax (benefit) rate	(158.0)%	6.2%	5.7%

The effective income tax (benefit) rate for 2008 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $2.5 billion of valuation allowances attributable to a change in judgment about the realizability of U.S. deferred tax assets in future years, described below;
•	The impact of not recording net tax expense on income generated in the U.S.;
•	The benefit of tax holidays and investment and other credits in foreign jurisdictions; and
•	A $40 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.

The effective income tax rates for 2007 and 2006 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax expense on income generated in the U.S.;
•	The release of valuation allowances on foreign deferred tax assets; and
•	The benefit of tax holidays in foreign jurisdictions.

Prior to 2006, we recorded valuation allowances against our entire U.S. deferred tax assets as a result of significant losses in the U.S. In both 2007 and 2006, we generated income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of the valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income.

In 2008, we concluded that it was more likely than not that we will realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.4 billion of valuation allowances on our U.S. deferred tax assets in the second quarter of 2008. We considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. The evaluation of the realizability of deferred tax assets is inherently subjective. Following are the key items that provided positive evidence to support the release of the valuation allowance for a large portion of our deferred tax assets in the second quarter of 2008:

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
•

Increased confidence in our longer-term forecasted income levels which were supported by detailed sensitivity analyses. Our five-year planning process which is completed annually in the second quarter, considered a number of possible scenarios which support the future realization of our U.S. deferred tax assets.

In accordance with SFAS 109, in the second half of 2008 we utilized a portion of the remaining valuation allowance to offset U.S. income tax expense (or benefit) that would otherwise have been recorded on income (or losses) in the U.S. in 2008 and therefore, reflected no net U.S. income tax expense. In the third and fourth quarters of 2008, we released an additional $70 million and $45 million, respectively, of valuation allowances on our U.S. deferred tax assets as a result of a change in our estimate of current-year U.S. taxable income. In 2009, we will begin providing U.S. income tax expense (or benefit) on earnings (losses).

In 2008, 2007, and 2006, we generated income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of our existing valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of the valuation allowances, and thus not recording tax expense on income generated in the U.S., was a reduction in our effective tax rate of 16.2% for 2008 and 14.2% for both 2007 and 2006.

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of December 31, 2008, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of U.S. and foreign deferred tax assets that have valuation allowances at December 31, 2008 was $230 million.

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested. We currently provide U.S. income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2008, U.S. taxes have not been provided on approximately $6.6 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

In 2004, we recorded valuation allowances against our entire German and Australian deferred tax assets due to losses in recent years. In 2007, due to sustained profitability and positive earnings projections for our overall German operations, we concluded that it is more likely than not that the German national deferred tax assets are realizable and that the related valuation allowance was no longer required. In 2006, due to sustained profitability and positive earnings projections in Australia and at certain of our German operations, we concluded that it was more likely than not that a portion of the German local and the entire Australian deferred tax assets were realizable and that the related valuation allowances were no longer required. The impact of the releases of the valuation allowances on our effective rate is a reduction in the rate of 12.4% and 8.7% for 2007 and 2006, respectively.

Certain foreign subsidiaries in China and Taiwan are or were operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in years (2006 to 2012) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 10.1%, 12.1%, and 10.1%, for 2008, 2007, and 2006, respectively.

See Note 6 to the Consolidated Financial Statements for further details regarding income tax matters.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity earnings of affiliated companies, net of impairments (in millions):

	Years ended December 31,
	2008	2007	2006

Samsung Corning Precision	$911	$582	$555
Dow Corning	369	345	334
Samsung Corning		(50)
All other	48	65	71
Total equity earnings	$1,328	$942	$960

The 2008 and 2007 increases in equity earnings of affiliated companies, net of impairments, reflected strong sales and earnings performance at Samsung Corning Precision and at Dow Corning when compared to the previous years. The change in equity earnings from Samsung Corning Precision is explained in the discussion of the performance of the Display Technologies segment and in All Other.

Dow Corning’s 2008 performance was driven by sales growth in its traditional silicone product lines and in polysilicones for the semiconductor and solar energy industries. Dow Corning sales grew 10% in 2008 with the largest growth at Hemlock Semiconductor, Dow Corning’s consolidated joint venture that makes high purity polycrystalline for the semiconductor and solar energy industries. Sales of Dow Corning’s traditional silicone product lines were also higher when compared to last year. Net income at Dow Corning, and Corning’s resulting equity earnings from Dow Corning, increased 7% in 2008 when compared to 2007, reflecting the growth in net sales along with the positive impact from both a change in depreciation method and a change in the useful lives of certain fixed assets, offset in part by an other-than-temporary impairment for certain securities of Fannie Mae and Freddie Mac. Our share of this impairment was $18 million. Although Dow Corning’s full year results increased year-over-year, sales and earnings declined significantly in the fourth quarter when compared to the first three quarters of the year as demand in its silicone product lines fell dramatically.

In 2007, Dow Corning’s sales grew approximately 13% when compared with the prior year due to growth in net sales from both their silicone and polysilicone product lines. Equity earnings from Dow Corning in 2007 were up 3% when compared to 2006 due to the increase in sales offset in part by the non-repeat of a $33 million favorable IRS settlement. In 2006, Dow Corning reached a settlement with the IRS regarding liabilities for tax years 1992 to 2003. Equity earnings reflected a $33 million gain as a result of the settlement which resolved all Federal tax issues related to Dow Corning’s implant settlement.

Sales at Dow Corning are expected to be lower in 2009 when compared to 2008, driven by lower sales of silicone products offset somewhat by an increase in sales at Hemlock Semiconductor. Consequently, Dow Corning’s net income, and Corning’s equity in earnings from Dow Corning, is expected to be lower as well.

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

Net Income

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):

	Years ended December 31,
	2008	2007	2006

Net income	$5,257	$2,150	$1,855
Basic earnings per common share	$3.37	$1.37	$1.20
Diluted earnings per common share	$3.32	$1.34	$1.16
Shares used in computing basic per share amounts	1,560	1,566	1,550
Shares used in computing diluted per share amounts	1,584	1,603	1,594

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

Our reportable operating segments are now as follows:

•	Display Technologies - manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications - manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
•

Environmental Technologies - manufactures ceramic substrates and filters for automotive and diesel applications. This reportable operating segment is an aggregation of our Automotive and Diesel operating segments as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

•	Specialty Materials - manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences - manufactures glass and plastic consumables for scientific applications.

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

Display Technologies

(dollars in millions):

				% Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Net sales	$2,724	$2,613	$2,133	4	23
Income before equity earnings	$1,321	$1,433	$1,080	(8)	33
Equity earnings of affiliated companies	$900	$582	$565	55	3
Net income	$2,221	$2,015	$1,645	10	22

2008 vs. 2007

The net sales increase for the Display Technologies segment in 2008 resulted from a slight improvement in volume (measured in square feet of glass sold) along with a $294 million positive impact from movements in foreign exchange rates, offset by price declines of 7% when compared to 2007. Net sales of this segment are denominated in Japanese yen and, as a result, are susceptible to movements in the U.S. dollar- Japanese yen exchange rate. In the first half of 2008, glass volume of this segment increased by 37%, when compared to the same period in 2007 driven by LCD television market growth and demand for LCD monitors and notebook computers. Because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry is a key factor in Corning’s volume. During 2008, the LCD glass market underwent a supply chain contraction in the second half of the year that worsened as global economic conditions deteriorated and demand rapidly declined. Consequently, in the second half of 2008, our LCD glass volume declined by 27% when compared to the second half of 2007. The largest decline in our glass volume occurred in the fourth quarter when volume fell about 50% when compared to the prior year.

The overall LCD glass market grew approximately 15% in 2008. Growth rates by region differed dramatically, resulting in volume in our wholly-owned business increasing only 1% while volume at Samsung Corning Precision in Korea increased 28% compared to 2007. The lower growth rate in our wholly-owned business was caused in part by a decline in volume in Taiwan, particularly in the second half of the year, reflecting a number of key market dynamics. First, Taiwanese panel makers do not have as strong of brand recognition with consumers as do Korean and Japanese panel makers. In addition, a number of Taiwanese panel makers provide capacity to customers that also produce their own LCD panels, and as demand has slowed, purchases of this excess capacity have declined. Fluctuating exchange rates also appear to have made Korean panel makers more competitive during the industry downturn. Finally, we believe the Taiwanese panel makers had to reduce production to align their inventory levels with lower demand.

When compared to the prior year, income before equity earnings for 2008 was down 8% primarily due to lower volume and price declines, offset somewhat by the positive impact of movements in foreign exchange rates, and strong manufacturing performance earlier in the year. During the first half of 2008, operating performance benefited from manufacturing facilities that were running at or near capacity. As demand leveled off in the third quarter and then sharply declined in the fourth quarter, we temporarily idled certain production assets. These actions resulted in accelerated depreciation for glass tanks that were taken out of production earlier than planned. By the end of 2008, more than half of the manufacturing capacity in our wholly-owned business was temporarily idled. This capacity is expected to be brought back on-line when demand increases which could be as early as the second quarter of 2009.

Equity earnings from Samsung Corning Precision’s LCD business for 2008 increased by 55% when compared to 2007 due to volume gains of 28%, improved manufacturing performance, and the positive impact of movements in foreign exchange rates offset somewhat by price declines of 9%. Samsung Corning Precision experienced a similar, but less severe, decline in second half performance. At the end of 2008, Samsung Corning Precision had idled approximately 25% of its capacity. Equity earnings for 2008 were positively impacted by approximately $210 million due to movements in foreign exchange rates when compared to 2007. Equity earnings from Samsung Corning Precision are impacted by movements in both the U.S. dollar - Japanese yen and U.S. dollar - Korean won exchange rates.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For 2008, AUO, Chi Mei Optoelectronics Corporation, and Sharp Corporation, which individually accounted for more than 10% of segment net sales, accounted for 65% of total segment sales when combined.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. In 2008, sales to two LCD panel makers located in Korea - Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd. - accounted for approximately 94% of Samsung Corning Precision sales.

2007 vs. 2006

The net sales increase for 2007 reflected volume gains of 38% offset somewhat by price declines of 11% when compared to 2006. Volume gains were driven by increased LCD monitor demand, continued demand for glass for notebook computers, and LCD television market growth. The impact of foreign exchange rate movements on this segment’s net sales was not material in 2007 when compared to 2006.

When compared with 2006, income before equity earnings for 2007 was up significantly due to higher net sales, lower manufacturing costs, and an increase in royalty income from Samsung Corning Precision.

Equity earnings for 2007 increased by 3% when compared to 2006 due to volume gains of 39% at Samsung Corning Precision offset by price declines of 15% and increased operating and royalty expenses. The impact of foreign exchange rate movements on equity earnings was not material in 2007 when compared to 2006.

Other Information

Corning has invested heavily to expand capacity to meet the demand for LCD glass substrates. In 2008 and 2007, capital spending in this segment was $1.4 billion and $883 million, respectively. We expect capital spending for 2009 to be approximately $700 million of which $525 million relates to construction completed in 2008.

Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generates royalty income. Refer to Note 7 (Investments) to the consolidated financial statements for more information about royalty income from Samsung Corning Precision and related party transactions.

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment would supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. In 2006, we received $171 million of customer deposits. During 2008, 2007, and 2006, we issued $266 million, $231 million, and $126 million, respectively, in credits that were applied to customer receivable balances when payments were due. In the event customers do not purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of our customers’ deposits. Refer to Note 10 (Other Liabilities) to the consolidated financial statements for additional information.

Outlook:

We expect the Display Technologies segment to continue to be impacted by the global recession. In the first quarter of 2009, we expect the supply chain contraction to continue and volume to be down in the range of 20% to 25% compared to the fourth quarter of 2008. We also expect price declines in the high single digits. As part of the corporate-wide restructuring plan, we will reduce our worldwide workforce in this segment in the first quarter.

With continued growth in demand at retail, we anticipate significant volume improvement in the second quarter of 2009 and we anticipate the rate of price declines will return to more normal levels.

We expect the overall LCD glass market in 2009 will be flat with 2008, resulting from an increase in demand for LCD televisions and notebook computers offset by falling demand for LCD monitors. In addition, we expect regional mix shifts as described above may cause an increase in volume at Samsung Corning Precision with a corresponding decrease in volume for Corning’s wholly owned business. Although the LCD supply chain has been impacted by the current global recession, we believe that the long-term drivers of this market, specifically increased penetration of LCD into the total television market, increased screen size and increased televisions per household, remain intact.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things. We are cautious about the potential negative impacts that economic conditions, particularly the global economic recession, and world political tensions could have on consumer demand. While the industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes; prices; or other factors may lead to pauses in market growth. Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment. If we do not experience the expected recovery in volume in the second quarter, we may incur further charges to reduce our workforce and consolidate capacity.

Telecommunications

(dollars in millions):

				% Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Net sales:
Optical fiber and cable	$920	$880	$877	5
Hardware and equipment	879	899	852	(2)	6

Total net sales	$1,799	$1,779	$1,729	1	3

Net income	$45	$118	$13	(62)	808

2008 vs. 2007

Net sales for the segment were up slightly over 2007 primarily due to volume gains in fiber-to-the-premises products and the positive impact of movements in foreign exchange rates. Increased sales in fiber-to-the-premises products reflected strong demand in Europe, and North America. The increase was partially offset by moderating price declines, reduced demand for copper based products in Europe and the absence of sales from Corning’s European submarine cabling business which was sold in April 2007.

Effective April 30, 2007, Corning sold its European submarine cabling business and effective April 1, 2006, Advance Cable Systems (ACS), currently an equity company affiliate, assumed responsibility for optical cable and hardware and equipment sales in Japan. As a result of these two transactions, sales for 2008, 2007, and 2006 are not comparable.

(dollars in millions):

				% Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Telecommunications segment net sales (GAAP)	$1,799	$1,779	$1,729	1	3
Sales of submarine cabling products		39	118
Sales of optical cable in Japan			23

Telecommunications segment net sales excluding the above two items (non-GAAP)	$1,799	$1,740	$1,588	3	10

Net income in 2008 included $22 million for the cost of a restructuring plan that was implemented in the fourth quarter of 2008. The decline in net income in 2008 reflected the impact of the restructuring charge, price declines, higher operating expenses, and the absence of a $19 million gain on the sale of the European submarine cabling business when compared to last year. In 2008, movements in foreign exchange rates did not significantly impact the net income of this segment.

The Telecommunications segment has a concentrated customer base. In 2008, two customers of the Telecommunications segment, which individually accounted for more than 10% of total segment net sales, accounted for 24% of total segment sales when combined.

2007 vs. 2006

Segment net sales in 2007 were favorably impacted by growth in the Telecommunications industry and in the private network market. Growth in the public and private markets had a favorable impact on both optical fiber and cable and hardware and equipment product sales. In 2007, Corning introduced the ClearCurve™ ultra-bendable optical fiber-based suite of products that enable fiber deployments to multi-dwelling units. In 2007, optical fiber market volume exceeded the previous market peak which occurred in 2001, confirming a recovery from the 2002 global telecommunications market downturn. Volume increases in 2007 were offset somewhat by price declines when compared to the previous year. In addition, 2007 net sales were positively impacted by $37 million due to movements in foreign exchange rates, primarily the Euro, when compared to 2006.

Telecommunications segment net sales, excluding the impact of sales of submarine cabling products and sales of optical cable in Japan increased 10 percent in 2007 when compared to 2006. Segment net sales excluding the impact of submarine cabling products and sales of optical cable in Japan is a non-GAAP financial measure which management believes is useful to investors to understand the year-over-year growth of this segment’s net sales. The reconciliation of this non- GAAP measure is included in the table above.

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

Outlook:

We expect the Telecommunications segment to be negatively impacted by the global recession with sales in 2009 lower than in 2008. In addition to the fourth quarter restructuring charge, additional charges will be incurred in this segment in the first quarter of 2009. Restructuring actions include a reduction in manufacturing, sales and administrative and development and engineering workforces and a consolidation of manufacturing operations that will result in the closure of two plants, with productive capacity and headcount being increased at another facility.

Changes in our customers’ expected deployment plans, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect sales levels. Should these plans not occur at the pace anticipated, our sales and earnings would be adversely affected.

Environmental Technologies

(dollars in millions):

				% Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Net sales:
Automotive	$458	$508	$451	(10)	13
Diesel	253	249	164	2	52

Total net sales	$711	$757	$615	(6)	23

Net income	$33	$61	$8	(46)	663

2008 vs. 2007

Sales of the Environmental Technologies segment in 2008 were down 6% when compared to the previous year and reflected lower sales of automotive and diesel products offset somewhat by favorable foreign exchange rate movements. Sales of automotive products reflected the significant decline in demand in the European and U.S. automotive industry in the second half of 2008 in line with worsening economic conditions. Diesel product sales increased due to the positive impact of movements in foreign exchange rates offset somewhat by volume declines. Diesel product sales reflect the continued decline in the U.S. freight industry which began in late 2007. Net sales of this segment in 2008 were positively impacted by $24 million due to movements in foreign exchange rates when compared to last year.

Net income of this segment was down when compared to last year due primarily to reduced sales volumes and manufacturing inefficiencies in both businesses. Net income was positively impacted by $3 million due to movements in foreign exchange rates when compared to last year.

The Environmental Technologies segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are mainly to the emission control systems manufacturers, the use of substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. In 2008, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 81% of total segment sales.

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

Outlook:

We expect performance of this segment in 2009 will continue to be negatively impacted by the global recession. In addition, results will be impacted by changes in the automotive industry and in the status of North America’s largest automakers. We are forecasting net sales of this segment to be lower in 2009 when compared to 2008 with declines in both automotive and diesel businesses. As part of the corporate-wide restructuring plan, we will reduce our worldwide workforce in this segment in the first quarter of 2009.

Specialty Materials

(dollars in millions):

				% Change
	2008	2007	2006	08 vs. 07	07 vs. 06

Net sales	$372	$379	$386	(2)	(2)
Net (loss) income	$(7)	$(3)	$20	(133)	(115)

2008 vs. 2007

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

When compared to the previous year, net sales were down 2% in 2008 due to a decline in sales of semiconductor materials products which were negatively impacted by the global recession offset somewhat by increased sales of Gorilla™ glass and the favorable impact of movements in foreign exchange rates. Gorilla™ glass is Corning’s optical quality glass that is optimized for high-end portable devices and touch screens. The increase in net loss for this segment was due to the decline in sales along with higher operating expenses for Gorilla™ glass.

For 2008, one customer of the Specialty Materials segment accounted for 11% of total segment sales.

2007 vs. 2006

Net sales for 2007 reflected a decline in semiconductor materials products offset somewhat by growth in sales of Gorilla™ glass when compared to 2006. The decline in net income for 2007 reflected the decline in sales along with an increase in manufacturing costs.

Outlook:

Although we expect sales of Gorilla™ glass to continue to improve, sales of this segment for 2009 are expected to be down, reflecting the overall decline in economic conditions when compared to 2008. We expect to see a continued decline in sales of semiconductor materials products and declines in advanced optical products. As part of the corporate-wide restructuring plan, we will reduce our worldwide workforce in this segment in the first quarter of 2009.

Life Sciences

(dollars in millions):

				% Change
	2008	2007	2006	08 vs. 07	07 vs. 06
Net sales	$326	$305	$287	7	6
Net income	$53	$44	$27	20	63

2008 vs. 2007

Net sales of the Life Sciences segment for 2008 were up when compared to 2007 driven by sales growth of scientific laboratory products in all of this segment’s global markets, price increases, and $8 million from the favorable impact of movements in foreign exchange rates. Government and private spending for drug development, discovery, and production, continue to drive market growth in this segment. The improvement in net income in 2008 reflected the sales increases as described offset somewhat by higher operating expenses.

In the Life Sciences segment, one customer accounted for approximately 45% of this segment’s net sales in 2008.

2007 vs. 2006

Net sales of the Life Sciences segment for 2007 were up when compared to the previous year driven by market growth and higher prices. Movements in foreign exchange rates did not have a significant impact on the comparability of sales for the periods presented. Improved profitability of this segment in 2007 resulted from higher sales, movements in foreign exchange rates, manufacturing efficiencies, and the absence of restructuring charges. Movements in foreign exchange rates had a $4 million favorable impact on results of this segment for 2007 when compared with 2006.

Outlook:

Sales of the Life Sciences segment for 2009 are expected to be flat to up slightly when compared to 2008.

All Other

(dollars in millions):

				% Change
	2008	2007	2006	08 vs. 07	07 vs. 06
Net sales	$16	$27	$24	(41)	13
Research, development and engineering expenses	$163	$121	$101	35	20
Income before equity earnings	$(210)	$(150)	$(116)	40	29
Equity earnings (loss) of affiliated companies	$42	$(9)	$39	(567)	(123)
Net loss	$(168)	$(161)	$(82)	4	96

2008 vs. 2007

All Other includes all other operating segments that do not meet the quantitative threshold for separate reporting. This group is primarily comprised of development projects, such as microreactors and synthetic green lasers, and results for new product lines, such as the Epic™ system. In 2008, the increase in net loss reflected higher spending for new development projects and a $14 million loss on the sale of Corning’s Steuben glass business offset somewhat by the absence of restructuring and impairment charges. In 2007, equity earnings of All Other included $40 million for our share of restructuring and impairment charges for Samsung Corning Precision’s non-LCD businesses.

2007 vs. 2006

In 2007, the increase in net loss resulted from higher spending for new development projects and the impact of restructuring and impairment charges for Samsung Corning Precision’s non-LCD businesses.

Refer to Note 7 (Investments) to the consolidated financial statements for additional information about Samsung Corning Precision and Samsung Corning.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure during 2008:

•

We recognized $53 million of net losses on short-term investments. Net losses included other-than-temporary impairments of $26 million for securities of Lehman Brothers Holdings Inc., which filed for bankruptcy protection in mid-September, and $11 million for securities which had declined in value and had been recently down-graded. The remaining losses resulted from the sale of asset-backed debt securities and debt securities of financial institutions as we reduced our exposure to these sectors. In addition, we have classified $40 million of mortgage-backed securities from current assets to long-term assets.

•

Through the end of September, we repurchased 29.5 million shares of common stock for $625 million as part of repurchase programs announced in July 2007 and July 2008. In the fourth quarter, we made no additional repurchases.

We have a revolving credit facility that provides us access to a $1.1 billion unsecured multi-currency revolving line of credit through March 2011. The facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2008, we were in compliance with both financial covenants.

Capital Spending

Capital spending totaled $1.9 billion, $1.3 billion and $1.2 billion in 2008, 2007, and 2006, respectively. Capital spending activity in all three years primarily included expansion of LCD glass capacity in the Display Technologies segment and new capacity for diesel products in the Environmental Technologies segment. Our 2009 capital spending program is expected to be approximately $1.1 billion, with approximately $700 million for spending related to manufacturing capacity for LCD glass substrates in the Display Technologies segment. Approximately $525 million of the Display Technologies spending relates to construction completed in 2008. Additionally, approximately $100 million will be directed toward our Environmental Technologies segment to support the diesel emissions control products.

Cash Flows

Summary of cash flow data:

	Years ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$2,128	$2,077	$1,803
Net cash used in investing activities	$(1,699)	$(561)	$(2,181)
Net cash (used in) provided by financing activities	$(798)	$(539)	$180

2008 vs. 2007

As the significant increase in 2008 net income was largely driven by two non-cash items, 2008 operating cash increased only slightly when compared to 2007. The two non-cash items were the release of $2.5 billion of deferred tax asset valuation allowances and a $340 million reduction in asbestos related liabilities.

In addition, cash from operating activities benefited from slower growth in working capital, higher dividends from equity affiliates, and lower contributions for retirement-related benefits compared to 2007. These benefits were partially offset by an increase in taxes paid and customer deposit credits issued.

Net cash used in investing activities in 2008 increased when compared to the previous year due to a $659 million increase in capital spending largely attributable to higher spending in the Display Technologies segment and a smaller reduction in short-term investments compared to 2007.

Net cash used in financing activities was higher when compared to the previous year due to an increase in repurchases of common stock and an increase in dividends paid. Corning began paying a quarterly dividend of $0.05 per share in the third quarter of 2007.

2007 vs. 2006

Net cash from operating activities in 2007 increased when compared to 2006 due primarily to higher earnings after adjusting for noncash items and increased dividends from equity affiliates.

Net cash used in investing activities in 2007 was lower than 2006 due to a net reduction in short-term investments compared to a net increase in 2006. This change reflected a shift away from certain short-term investments to reduce investment risk.

Corning had net cash outflows from financing activities in 2007 compared to net cash inflows in 2006 reflecting the Company’s stock repurchase program and dividend payments - both of which began in 2007 and reduced cash inflows from the exercise of stock options.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning’s U.S. qualified plan. At December 31, 2008, this plan accounted for 83% of our consolidated defined benefit pension plans’ projected benefit obligation and 91% of the related plans’ assets.

We have traditionally contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until some time after 2010. In 2008, we made voluntary cash contributions of $50 million to our domestic defined benefit pension plan and $2 million to our international pension plans. In 2007, we made voluntary cash contributions of $131 million to our domestic defined benefit pension plan and $18 million to our international pension plans.

In 2008 we experienced significant negative returns on our pension assets for our primary defined benefit plan as a result of recent financial market conditions which will increase pension expense for 2009 by $33 million. We anticipate making voluntary cash contributions of approximately $80 million to our domestic and international pension plans in 2009. We do not expect to have required contributions in 2009.

Refer to Note 12 (Employee Retirement Plans) to the consolidated financial statements for additional information.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and have agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. We received our last deposit of $105 million in 2007 and do not expect to receive additional deposits related to these agreements. In 2006, we received $171 million of customer deposits.

In 2008, 2007, and 2006, we issued credit memoranda which totaled $266 million, $231 million, and $126 million, respectively. These credit amounts were applied to customer receivable balances when payments were due. Customer deposit liabilities were $369 million and $531 million at December 31, 2008 and 2007, respectively. In 2009, we expect to issue approximately $287 million in credit memoranda.

Restructuring

During 2008, 2007, and 2006, we made payments of $17 million, $39 million, and $15 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. In the fourth quarter of 2008, we recorded a $22 million restructuring charge primarily for severance costs in our Telecommunications segment. Cash payments for employee-related costs will be substantially completed by the end of 2009, while payments for exit activities will be substantially completed by the end of 2010. On January 26, 2009 Corning committed to corporate-wide restructuring actions which will result in first quarter charges in the range of $115 million to $165 million pre-tax, in addition to the fourth quarter restructuring charges of $22 million. In total, Corning plans to reduce its workforce by 3,500 employees and expects to complete this restructuring plan by the end of 2009. Corning made the decision to restructure to adjust operations to reflect anticipated lower sales in 2009. The program will include a selective early retirement program, global workforce reductions and consolidation of manufacturing facilities. Total cash expenditures are expected to be roughly $105 million to $150 million primarily related to termination benefits.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	December 31,
	2008	2007

Working capital	$2,567	$2,782
Working capital, excluding cash, cash equivalents, and short-term investments	$(249)	$(734)
Current ratio	2.3:1	2.1:1
Trade accounts receivable, net of allowances	$512	$856
Days sales outstanding	43	49
Inventories	$798	$631
Inventory turns	4.3	4.7
Days payable outstanding (1)	33	36
Long-term debt	$1,527	$1,514
Total debt to total capital	11%	14%

(1)	Includes trade payables only.

Credit Ratings

As of February 24, 2009, our credit ratings were as follows:

RATING AGENCY	Rating Long-Term Debt	Outlook Last Update

Fitch	BBB+	Stable June 29, 2007

Standard & Poor’s	BBB+	Stable July 2, 2007

Moody’s	Baa1	Stable June 19, 2007

Management Assessment of Liquidity

The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. We ended 2008 with approximately $2.8 billion of cash, cash equivalents and short-term investments. Approximately $1.5 billion, or 54% of the total balance, was invested in money market funds, government-backed securities, or bank deposits and had average maturities of one day. At December 31, 2008, approximately 42% of the Company’s investments were located in the U.S. In January 2009, we repatriated an additional $400 million of cash into the U.S.

In 2008, we recorded $53 million of realized losses on short-term investments which represented less than 6% of our total holdings of available-for-sale securities. Refer to Note 3 (Short-term Investments) to the consolidated financial statements for additional information.

Like many other highly-rated issuers that have enjoyed consistent access to the public capital markets, the recent turmoil in those financial markets may limit Corning’s access, constrain issuance amounts available to Corning, and result in terms and conditions that by historical standards are more restrictive and costly to Corning. Still, from time to time, we may issue debt to refinance debt maturities in the next few years and for general corporate purposes.

In July 2007, Corning’s Board of Directors approved a stock repurchase program of up to $500 million to be completed by the end of 2008. In July 2008, Corning announced that its Board of Directors and Executive Committee had approved a second stock repurchase program of up to an additional $1 billion to be completed by the end of 2009. Through December 31, 2008, we have repurchased approximately 40 million shares of common stock for $875 million under these programs. We do not intend to make further share repurchases until economic conditions and Corning’s cash flow performance improve.

Our major source of funding for 2009 and beyond will be our operating cash flow, and our existing balances of cash, cash equivalents and short term investments. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments. Corning also has access to a $1.1 billion unsecured committed revolving line of credit through March 2011. This facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2008, we were in compliance with both financial covenants.

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

Corning has performed the required FIN 46R assessments and has identified three entities as being variable interest entities. None of these entities are considered to be significant to Corning’s consolidated statements of position.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

Contractual Obligations

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$63	$35	$4	$4	$2	$18
Credit facilities for equity companies	150	25	25	25	25	50
Stand-by letters of credit (1)	68	68
Loan guarantees	11					11
Subtotal of commitment expirations per period	$292	$128	$29	$29	$27	$79

Purchase obligations	$126	$77	$41	$6	$1	$1
Capital expenditure obligations (2)	525	525
Total debt (3)	1,444	77	81	23	23	1,240
Minimum rental commitments	203	45	35	27	22	74
Capital leases (4)	113	6	6	34	3	64
Interest on long-term debt (5)	1,146	90	88	84	83	801
Uncertain tax positions (6)	11	4	2	3	2

Subtotal of contractual obligation payments due by period	3,568	824	253	177	134	2,180
Total commitments and contingencies	$3,860	$952	$282	$206	$161	$2,259

(1)	At December 31, 2008, $38 million of the $68 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.
(3)	At December 31, 2008, $1,605 million was included on our balance sheet. Amounts above are stated at their maturity value.
(4)	At December 31, 2008, $25 million of the $113 million represents imputed interest.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity/expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2008, $19 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $8 million of that amount will become payable.

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

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2008 and 2007, we had accrued approximately $21 million (undiscounted) and $19 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

In the second quarter of 2008, we released $2.4 billion of valuation allowances because we believe it is more likely than not that we will be able to generate sufficient levels of profitability in the U.S. to realize substantially all of our U.S. deferred tax assets. In the third and fourth quarters of 2008, we released an additional $70 million, and $45 million, respectively, of valuation allowances on our U.S. deferred tax assets as a result of a change in our estimate of current-year U.S. taxable income. A significant factor in our forecasts of future U.S. tax profitability is the amount of assumed royalties to be paid by our Display Technologies businesses to the U.S.

In determining our provision for income taxes, we use an annual effective income tax rate based on full year income, permanent differences between book and tax income, and statutory income tax rates. Significant judgment is required in determining the Company’s worldwide income tax position as well as the effective tax rate.

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

Derivative assets and liabilities may include interest rate swaps and forward exchange contracts which are measured using observable quoted prices for similar assets and liabilities. In arriving at the fair value of Corning’s derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction. The amount recorded in the first quarter of 2008 related to credit risk was not material.

Probability of litigation outcomes

SFAS No. 5, “Accounting for Contingencies,” (SFAS 5) requires us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law, and other case-specific issues. See Part II - Item 1. Legal Proceedings for a discussion of the material litigation matters we face. The most significant matter involving judgment is the liability for asbestos litigation. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending asbestos claims, our assessment of the strength of our corporate veil defenses, our continuing dialogue with our insurance carriers and the claimants’ representatives. The proposed asbestos resolution (Amended PCC Plan) is subject to a number of contingencies. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and may face objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. The proposed Amended PCC Plan will also be subject to a vote of PCC’s creditors. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Other possible liabilities

SFAS 5 and other similarly focused accounting literature require us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of certain matters, including certain tax planning and environmental matters, these judgments require us to consider events and actions that are outside our control in determining whether probable or possible liabilities require accrual or disclosure. It is possible that actual results will differ from assumptions and require adjustments to accruals.

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

As of December 31, 2008, the Projected Benefit Obligation (PBO) for U.S. pension plans was $2,342 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in Assumption	Effect on 2009 Pre-Tax Pension Expense	Effective on December 31, 2008 PBO

25 basis point decrease in discount rate	+$5.6 million	+$61 million
25 basis point increase in discount rate	-$5.6 million	-$60 million
25 basis point decrease in expected return on assets	+$5.4 million
25 basis point increase in expected return on assets	-$5.4 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2008, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $82 million before tax, a 25 basis point increase in the discount rate would increase stockholders’ equity by $81 million. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:

Change in Assumption	Effect on 2009 Pre-Tax OPEB Expense	Effective on December 31, 2008 APBO

25 basis point decrease in discount rate	+$1 million	+$21 million
25 basis point increase in discount rate	-$1 million	-$21 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

Revenue recognition

The company recognizes revenue when it is realized or realizable and earned. In certain instances, revenue recognition is based on estimates of fair value of deliverables as well as estimates of product returns, allowances, discounts, and other factors. These estimates are supported by historical data. While management believes that the estimates used are appropriate, differences in actual experience or changes in estimates may affect Corning’s future results.

Stock compensation

Stock based compensation expense and disclosures are dependent on assumptions used in calculating such amounts. These assumptions include risk-free discount rates, expected term of the stock based compensation instrument granted, volatility of stock and option prices, expected time between grant date and date of exercise, attrition, performance, and other factors. These assumptions require us to exercise judgment. Our estimates of these assumptions typically are based upon our historical experience, currently available market place data, and forward looking explanatory variables. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning’s future stock based compensation expense and disclosures.

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

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 10-Q, Forms 8-K, and related comments by management which are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global economic and political conditions;
-	tariffs, import duties and currency fluctuations;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	customer acceptance of LCD televisions;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won; and
-	other risks detailed in Corning’s SEC filings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

We operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rates has the following effects:

•	exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings, and
•	exchange rate movements upon conversion of net assets and net income of foreign subsidiaries for which the functional currency is not the U.S. dollar, which impact our net equity.

We have foreign currency exposure to the Japanese yen, the New Taiwan dollar, the Korean won, and the euro. We selectively enter into foreign exchange forward and option contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. These hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results. We also enter into foreign exchange forward contracts when situations arise where our foreign subsidiaries or Corning enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. We do not hold or issue derivative financial instruments for trading purposes. Corning uses derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges, along with foreign currency gains and losses arising from the underlying monetary assets or liabilities, are recorded in current period earnings in Other (Expense) Income, Net in the consolidated statements of income.

Equity in earnings of affiliated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of affiliated companies, net of impairments was $1.3 billion in 2008 and $942 million in 2007 with foreign-based affiliates comprising over 72% of this amount in 2008. Equity earnings from Samsung Corning and Samsung Corning Precision totaled $911 million for 2008 and $532 million for 2007. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2008, we had open forward contracts, and foreign denominated debt with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2008. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $215 million compared to $239 million at December 31, 2007. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $118 million compared to $146 million at December 31, 2007.

As we derive approximately 74% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and euro. Our forecasts generally assume exchange rates during 2009 remain constant at January 2009 levels. A plus or minus 10 point movement in the U.S. dollar - Japanese yen exchange rate would result in a change to 2009 net sales of approximately $183 million and net income of approximately $215 million. A plus or minus 10 point movement in the U.S. dollar - euro exchange rate would result in a change to 2009 net sales of approximately $26 million and net income of approximately $4 million.

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. At December 31, 2008, our consolidated debt portfolio contained less than 1% of variable rate instruments.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of Corning’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Registrant

The section entitled “Nominees for Election as Directors” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 30, 2009, is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified three members of the Audit Committee as Audit Committee Financial Experts. See sections entitled “Meetings and Committees of the Board” and “Corporate Governance Matters” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 30, 2009, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 30, 2009, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the (i) Code of Ethics for the Chief Executive Officer and Financial Executives and the (ii) Code of Conduct for Directors and Executive Officers, which supplements the Code of Conduct. These Codes have been in existence for more than ten years and govern all employees and directors. During 2008, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at www.corning.com/inside_corning/corporate_governance/downloads.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Directors Compensation” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 30, 2009, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners” in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 30, 2009, are incorporated by reference in this Annual Report on Form 10-K. The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2008 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions

The section entitled “Other Matters - Certain Business Relationships,” “Other Matters - Related Party Policy and Procedures,” and “Corporate Governance Matters” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 30, 2009, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The sections entitled “Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm - Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 30, 2009, is incorporated by reference in this Annual Report on Form 10-K.

In October 2008, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning and concurred with PwC.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Page
1. Financial Statements	55
2. Financial Statement Schedule:
(i) Valuation Accounts and Reserves	99
See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

3 (i) 1	Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning’s Annual Report on Form 10-K for the year ended December 31, 2000).

3 (i) 2	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning’s Form 8-K filed on August 7, 2002).

3 (ii)	By-Laws of Corning amended to and effective as of February 4, 2009.

10.1	1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

10.2	1998 Variable Compensation Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.3	1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.4	1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.5	2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

10.6	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.7	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.8	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.9	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, and Peter F. Volanakis (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed May 4, 2004).

10.10	Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed May 4, 2004).

10.11	Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed May 4, 2004).

10.12	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed May 4, 2004).

10.13	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.5 of Corning’s 10-Q filed May 4, 2004).

10.14	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning’s 10-Q filed May 4, 2004).

10.15	Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning’s 10-Q filed May 4, 2004).

10.16	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s 10-Q filed May 4, 2004).

10.17	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s 10-Q filed May 4, 2004).

10.18	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed October 28, 2004).

10.19	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed October 28, 2004).

10.20	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed October 28, 2004).

10.21	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed October 28, 2004).

10.22	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.23	Amended and Restated Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi UFJ, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; Deutsche Bank A.G. New York Branch Mizuho Corporate Bank, Ltd. and Standard Chartered Bank dated November 21, 2006 (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed November 27, 2006).

10.24	Amended 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.25	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.26	Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.27	Corning Incorporated Amended 2002 Worldwide Employee Share Purchase Plan effective September 19, 2006 (Incorporated by reference to Exhibit 10.27 of Corning’s Form 10-K filed February 25, 2007).

10.28	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 25, 2007).

10.29	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form 10-K filed February 25, 2007).

10.30	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form 10-K filed February 25, 2007).

10.31	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form 10-K filed February 25, 2007).

10.32	Director Compensation Arrangements effective February 7, 2007 (Incorporated by reference to Exhibit 10.32 of Corning’s Form 10-K filed February 25, 2007).

10.33	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).

10.34	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.34 of Corning’s Form 10-K filed February 15, 2008).

10.35	Corning Incorporated Goalsharing Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.35 of Corning’s Form 10-K filed February 15, 2008).

10.36	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning’s Form 10-K filed February 15, 2008).

10.37	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007 (Incorporated by reference to Exhibit 10.37 of Corning’s Form 10-K filed February 15, 2008).

10.38	Corning Incorporated Supplemental Pension Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.38 of Corning’s Form 10-K filed February 15, 2008).

10.39	Corning Incorporated Supplemental Investment Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.39 of Corning’s Form 10-K filed February 15, 2008).

10.40	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.40 of Corning’s Form 10-K filed February 15, 2008).

10.41	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.41 of Corning’s Form 10-K filed February 15, 2008).

10.42	Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning’s Form 10-K filed February 15, 2008).

10.43	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning’s Form 10-K filed February 15, 2008).

10.44	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning’s Form 10-K filed February 15, 2008).

10.45	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.45 of Corning’s Form 10-K filed February 15, 2008).

10.46	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.46 of Corning’s Form 10-K filed February 15, 2008).

10.47	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.47 of Corning’s Form 10-K filed February 15, 2008).

10.48	Second Amended 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit 10 of Corning’s Form 8-K filed April 25, 2008).

10.49	Amendment No. 2 to Executive Supplemental Pension Plan effective July 16, 2008 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed July 30, 2008).

10.50	Form of Corning Incorporated Non-Qualified Stock Option Agreement effective as of December 3, 2008.

10.51	Form of Corning Incorporated Incentive Stock Right Agreement effective as of December 3, 2008.

10.52	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants effective December 3, 2008.

10.53	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008.

10.54	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008.

10.55	Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

14	Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix H of Corning Proxy Statement, Definitive 14A filed March 10, 2008 for April 24, 2008 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2008.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statements

1. Financial Statements of Dow Corning Corporation for the years ended December 31, 2008, 2007 and 2006	101
2. Financial Statements of Samsung Corning Precision Glass Co., Ltd. for the years ended December 31, 2008, 2007 and 2006	139

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	President and Chief Executive Officer and Director	February 24, 2009
(Wendell P. Weeks)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Capacity	Date

/s/ Wendell P. Weeks (Wendell P. Weeks)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2009

/s/ James B. Flaws (James B. Flaws)	Vice Chairman of the Board of Directors and Chief Financial Officer (Principal Financial Officer)	February 24, 2009

/s/ Katherine A. Asbeck (Katherine A. Asbeck)	Senior Vice President, Finance (Principal Accounting Officer)	February 24, 2009

* (John Seely Brown)	Director	February 24, 2009

* (Robert F. Cummings, Jr.)	Director	February 24, 2009

* (James B. Flaws)	Director	February 24, 2009

* (Gordon Gund)	Director	February 24, 2009

* (James R. Houghton)	Director	February 24, 2009

* (Kurt M. Landgraf)	Director	February 24, 2009

* (James J. O’Connor)	Director	February 24, 2009

* (Deborah D. Rieman)	Director	February 24, 2009

* (H. Onno Ruding)	Director	February 24, 2009

* (William D. Smithburg)	Director	February 24, 2009

* (Hansel E. Tookes II)	Director	February 24, 2009

* (Peter F. Volanakis)	Director	February 24, 2009

* (Mark S. Wrighton)	Director	February 24, 2009

*By	/s/ Vincent P. Hatton
(Vincent P. Hatton, Attorney-in-fact)

Corning Incorporated

2008 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2009

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2008	2007	2006

Net sales	$5,948	$5,860	$5,174
Cost of sales	3,210	3,111	2,891

Gross margin	2,738	2,749	2,283

Operating expenses:
Selling, general and administrative expenses	901	912	857
Research, development and engineering expenses	627	565	517
Amortization of purchased intangibles	11	10	11
Restructuring, impairment and other charges and (credits) (Note 2)	19	(4)	54
Asbestos litigation (credit) charge (Note 7)	(340)	185	(2)

Operating income	1,520	1,081	846

Interest income	85	145	118
Interest expense	(59)	(82)	(76)
Other (expense) income, net (Note 1)	(23)	147	73

Income before income taxes	1,523	1,291	961
Benefit (provision) for income taxes (Note 6)	2,405	(80)	(55)

Income before minority interests and equity earnings	3,928	1,211	906
Minority interests	1	(3)	(11)
Equity in earnings of affiliated companies, net of impairments (Note 7)	1,328	942	960

Net income	$5,257	$2,150	$1,855

Basic earnings per common share (Note 17)	$3.37	$1.37	$1.20

Diluted earnings per common share (Note 17)	$3.32	$1.34	$1.16

Dividends declared per common share	$0.20	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform to the 2008 presentation.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2008	2007

Assets

Current assets:
Cash and cash equivalents	$1,873	$2,216
Short-term investments, at fair value	943	1,300

Total cash, cash equivalents and short-term investments	2,816	3,516
Trade accounts receivable, net of doubtful accounts and allowances - $20 and $20	512	856
Inventories (Note 5)	798	631
Deferred income taxes (Note 6)	158	54
Other current assets	335	237

Total current assets	4,619	5,294

Investments (Note 7)	3,056	3,036
Property, net of accumulated depreciation - $5,070 and $4,459 (Note 8)	8,199	5,986
Goodwill and other intangible assets, net (Note 9)	305	308
Deferred income taxes (Note 6)	2,932	202
Other assets	145	389

Total Assets	$19,256	$15,215

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (Note 11)	$78	$23
Accounts payable	846	609
Other accrued liabilities (Note 10)	1,128	1,880

Total current liabilities	2,052	2,512

Long-term debt (Note 11)	1,527	1,514
Postretirement benefits other than pensions (Note 12)	784	744
Other liabilities (Note 10)	1,402	903

Total liabilities	5,765	5,673

Commitments and contingencies (Note 13)
Minority interests	48	46

Shareholders’ equity (Note 16):
Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion Shares issued: 1,609 million and 1,598 million	804	799
Additional paid-in capital	12,502	12,281
Retained earnings (accumulated deficit)	1,940	(3,002)
Treasury stock, at cost; Shares held: 61 million and 30 million	(1,160)	(492)
Accumulated other comprehensive loss	(643)	(90)

Total shareholders’ equity	13,443	9,496

Total Liabilities and Shareholders’ Equity	$19,256	$15,215

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$5,257	$2,150	$1,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	684	597	580
Amortization of purchased intangibles	11	10	11
Asbestos litigation	(340)	185	(2)
Restructuring, impairment and other charges (credits)	19	(4)	54
Loss on repurchases and retirement of debt		15	11
Stock compensation charges	118	138	127
Loss (gain) on sale of business	14	(19)
Undistributed earnings of affiliated companies	(782)	(452)	(597)
Deferred tax benefit	(2,594)	(98)	(101)
Restructuring payments	(17)	(39)	(15)
Customer deposits, net of (credits) issued	(266)	(126)	45
Employee benefit payments (in excess of) less than expense	(47)	(111)	27
Changes in certain working capital items:
Trade accounts receivable	410	(128)	(105)
Inventories	(136)	5	(65)
Other current assets	(76)	(27)	(10)
Accounts payable and other current liabilities, net of restructuring payments	(231)	10	(85)
Other, net	104	(29)	73

Net cash provided by operating activities	2,128	2,077	1,803

Cash Flows from Investing Activities:
Capital expenditures	(1,921)	(1,262)	(1,182)
Acquisitions of businesses, net of cash acquired	(15)	(4)	(16)
Net proceeds (payments) from sale or disposal of assets	19	(5)	12
Net increase in long-term investments and other long-term assets			(77)
Short-term investments - acquisitions	(1,865)	(2,152)	(2,894)
Short-term investments - liquidations	2,083	2,862	1,976

Net cash used in investing activities	(1,699)	(561)	(2,181)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(24)	(20)	(14)
Proceeds from issuance of long-term debt, net			246
Retirements of long-term debt		(238)	(368)
Proceeds from unwind of interest rate swap agreements	65
Proceeds from issuance of common stock, net	23	21	26
Proceeds from the exercise of stock options	80	109	303
Repurchases of common stock	(625)	(250)
Dividends paid	(313)	(158)
Other, net	(4)	(3)	(13)

Net cash (used in) provided by financing activities	(798)	(539)	180

Effect of exchange rates on cash	26	82	13

Net (decrease) increase in cash and cash equivalents	(343)	1,059	(185)
Cash and cash equivalents at beginning of year	2,216	1,157	1,342

Cash and cash equivalents at end of year	$1,873	$2,216	$1,157

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

(In millions)	Common stock	Additional paid-in capital	Unearned compen- sation	Accumu- lated deficit	Treasury stock	Accumulated other compre- hensive income (loss)	Total shareholders’ Equity
Balance, December 31, 2005	$776	$11,631	$(83)	$(6,847)	$(168)	$178	$5,487

Net income				1,855			1,855
Foreign currency translation adjustment						203	203
Minimum pension liability adjustment						37	37
Net unrealized gain on investments						2	2
Unrealized derivative gain on cash flow hedges						12	12
Reclassification adjustments on cash flow hedges						(25)	(25)

Total comprehensive income							2,084

Adjustment to adopt SFAS 158						(763)	(763)
Shares issued to benefit plans and for option exercises	15	376			(11)		380
Other, net		1	83		(22)	(4)	58

Balance, December 31, 2006	$791	$12,008	$0	$(4,992)	$(201)	$(360)	$7,246

Net income				2,150			2,150
Foreign currency translation adjustment						165	165
Net unrealized loss on investments						(11)	(11)
Unrealized derivative loss on cash flow hedges						(49)	(49)
Reclassification adjustments on cash flow hedges						12	12
Unamortized postretirement benefit plans gains and prior service costs						153	153

Total comprehensive income							2,420

Purchase of common stock for treasury					(250)		(250)
Shares issued to benefit plans and for option exercises	8	273			(12)		269
Dividends on shares				(158)			(158)
Other, net				(2)	(29)		(31)

Balance, December 31, 2007	$799	$12,281	$0	$(3,002)	$(492)	$(90)	$9,496

Net income				5,257			5,257
Foreign currency translation adjustment						67	67
Net unrealized loss on investments						(81)	(81)
Unrealized derivative loss on cash flow hedges						(61)	(61)
Reclassification adjustments on cash flow hedges						45	45
Unamortized postretirement benefit plans gains and prior service costs						(523)	(523)

Total comprehensive income							4,704

Purchase of common stock for treasury					(625)		(625)
Shares issued to benefit plans and for option exercises	6	222			(6)		222
Dividends on shares				(313)			(313)
Other, net	(1)	(1)		(2)	(37)		(41)

Balance, December 31, 2008	$804	$12,502	$0	$1,940	$(1,160)	$(643)	$13,443

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which Corning exercises control and, when applicable, entities for which Corning has a controlling financial interest.

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

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations, financial position, or changes in shareholders’ equity.

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

Revenue Recognition

Revenue for sales of goods is recognized when a firm sales agreement is in place, delivery has occurred and sales price is fixed and determinable and collectability is reasonably assured. If customer acceptance of products is not reasonably assured, sales are recorded only upon formal customer acceptance. Sales of goods typically do not include multiple product and/or service elements.

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

1.	Summary of Significant Accounting Policies (continued)

Other (Expense) Income, Net

“Other (expense) income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2008	2007	2006

Royalty income from Samsung Corning Precision	$184	$141	$82
Foreign currency exchange and hedge (losses) / gains	(112)	29	28
Net realized losses of available-for-sale securities	(53)	(6)	(2)
Loss on sale of Steuben glass business	(14)
Gain on sale of Corning’s submarine cabling business		19
Loss on repurchase of debt, net		(15)	(11)
Other, net	(28)	(21)	(24)
Total	$(23)	$147	$73

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $510 million in 2008, $446 million in 2007, and $409 million in 2006.

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

Stock-Based Compensation

Corning’s stock-based compensation programs include employee stock option grants, time-based restricted stock awards, performance-based restricted stock awards, performance-based restricted stock units and the Worldwide Employee Stock Purchase Plan, as more fully described in Note 18 to our Consolidated Financial Statements. On January 1, 2006 the company implemented the provisions of Statement of Financial Accounting Standard (SFAS) 123(R) “Share-Based Payment” (SFAS 123(R)) following the “prospective adoption” transition method and accordingly began expensing share-based payments in the first quarter of 2006. Following the prospective adoption transition method, prior periods were not restated. We continue to follow the stated and nominal vesting period approaches for any share-based awards granted prior to adopting SFAS 123(R) and will continue to do so for the remaining portion of such unvested outstanding awards after adopting SFAS 123(R). The Company elected the alternative transition method for calculating the tax effects of employee share-based compensation awards that were outstanding upon adoption of SFAS 123(R).

For new awards issued, the cost is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards earned over the service period, except as noted below. Corning estimates the fair value of stock based awards using a lattice-based option valuation model, which incorporates assumptions including expected volatility, dividend yield, risk-free rate, expected time to exercise and departure rates.

SFAS 123(R) specifies that an award is considered vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Prior to December 1, 2008, the terms and conditions of Corning’s stock option agreement specified that employees continue to vest in option awards after retirement without providing any additional services. For awards granted from January 1, 2006 to December 1, 2008, compensation cost was recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the stated or nominal vesting period. Corning amended the terms and conditions of its stock option

1.	Summary of Significant Accounting Policies (continued)

agreement on December 1, 2008 for awards to retirement eligible employees. Awards are earned ratably each month the employee provides service over the twelve months following the grant date, and the related compensation expense is recognized over this twelve month service period or over the period from the grant date to the date retirement eligibility is achieved, whichever is longer.

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

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2008	2007	2006
Non-cash transactions:
Issued credit memoranda for settlement of customer receivables (1)	$266	$231	$126
Capital leases	$6	$44
Accruals for capital expenditures	$525	$244	$261
Cash paid for interest and income taxes:
Interest (2)	$100	$113	$106
Income taxes, net of refunds received	$287	$153	$225

(1)	Amounts represent credits applied to customer receivable balances for customers that made advance cash deposits under long-term purchase and supply agreements.
(2)	Included in this amount are approximately $31 million, $19 million, and $37 million of interest costs that were capitalized as part of property, net in 2008, 2007, and 2006, respectively.

Short-Term Investments

Our short-term investments consist of available-for-sale securities which are stated at fair value. Consistent with Corning’s cash investment policy, our short-term investments consist primarily of a mix of fixed-income securities and exchanged traded mutual funds, diversified among industries and individual issuers. Preservation of principal is the primary principle of our cash investment policy which is carried out by limiting interest rate, reinvestment, security, quality and event risk. Our investments are generally liquid and all are investment grade quality. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk or limit foreign currency exposure. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized. Realized gains and losses are recorded in other income (expense), net.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of the related receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the above criteria. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base.

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

1.	Summary of Significant Accounting Policies (continued)

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

Property, Net of Accumulated Depreciation

Land, buildings, and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 2 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs, the estimated useful lives range from 10 to 40 years for buildings and 3 to 20 years for equipment.

Included in the subcategory of equipment are the following types of assets:

Asset type	Range of useful life

Computer hardware and software	3 to 7 years
Manufacturing equipment	3 to 15 years
Furniture and fixtures	5 to 10 years
Transportation equipment	5 to 20 years

Manufacturing equipment includes certain components of production equipment that are coated with or constructed of precious metals. These metals have an indefinite useful life because they will be returned to their elemental state and reused or sold.

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either one level below the operating segment level or an aggregation of two or more reporting units within the same operating segment if such reporting units share similar economic characteristics. Goodwill relates and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. Refer to Note 9 (Goodwill and Other Intangible Assets) for additional information.

Other intangible assets include patents, trademarks, and other intangible assets acquired from an independent party. Such intangible assets have a definite life and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 20 years.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed of are written-down to the greater of their fair value or salvage value. Fair values are determined using a discounted cash flow analysis. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)) for additional information.

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

In determining our provision for income taxes, we use an annual effective income tax rate based on full year income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including accrued penalties and interest, is included in other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur. Valuation allowances are established when management is unable to conclude that it is more likely than not that some portion, or all, of the deferred tax asset will ultimately be realized.

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions. No provision is made for U.S. income taxes on the undistributed earnings of wholly owned foreign subsidiaries because substantially all such earnings are indefinitely reinvested in those companies. Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year in which the earnings are no longer indefinitely reinvested in those subsidiaries.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. Short-term investments are reported at fair value as required by SFAS 115.

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

Variable Interest Entities

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by Financial Accounts Standards Board (FASB) Interpretation 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.

Corning has performed the required FIN 46R assessments and has identified three entities as being variable interest entities. None of these entities are considered to be significant to Corning’s consolidated statements of position.

1.	Summary of Significant Accounting Policies (continued)

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Corning adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to Note 15 (Fair Value Measurements) to the consolidated financial statements for additional information about adoption. In November 2007, the FASB provided a one-year deferral for implementation of this standard for certain non-financial assets and liabilities. Corning does not expect the standard to have a material impact on its consolidated results of operations and financial condition when the standard is fully adopted in 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as stockholders equity, a change that will affect Corning’s financial statement presentation of minority interests in its consolidated subsidiaries. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. Corning does not expect the adoption of the standard to have a material impact to its consolidated results of operations and financial condition.

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

In November 2008, the FASB issued EITF Abstract 08-6 “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This standard is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2008. Corning believes that the adoption of this EITF will not have a material impact on its consolidated results of operations and financial condition.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. Disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009, and are not required for earlier periods presented for comparative purposes. Corning expects to comply with the disclosure requirements of FSP FAS 132(R)-1 as required.

2.	Restructuring, Impairment and Other Charges and (Credits)

2008 Actions

Corning recorded net charges of $19 million in 2008. A summary of the charges and credits follows:

•	We recorded a charge of $22 million which was comprised primarily of severance costs for a restructuring plan in the Telecommunications segment.
•	We recorded net credit adjustments of $3 million for revisions to existing restructuring plans.

The following table summarizes the restructuring, and other charges and (credits) as of and for the year ended December 31, 2008 (in millions):

		Year ended December 31, 2008
	Reserve at Jan. 1, 2008	Charges	Revisions to existing plans	Net Charges	Non-Cash Settlements	Cash Payments	Reserve at Dec. 31, 2008

Restructuring:
Employee related costs	$12	$22	$(3)	$19	$(2)	$(12)	$17
Other charges (credits)	22					(5)	17
Total restructuring charges	$34	$22	$(3)	$19	$(2)	$(17)	$34

2007 Actions

In 2007, Corning recorded net credit adjustments of $4 million for revisions to existing restructuring plans.

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the year ended December 31, 2007 (in millions):

	Reserve at Jan. 1, 2007	2007 Revisions to existing plans	Cash payments	Reserve at Dec. 31, 2007

Restructuring:
Employee related costs	$40		$(28)	$12
Other charges (credits)	36	$(3)	(11)	22
Total restructuring charges	$76	$(3)	$(39)	$34

Impairment of long-lived assets:
Assets to be held and used		$(1)
Total impairment charges		$(1)

Total restructuring, impairment and other charges and (credits)		$(4)

2006 Actions

Corning recorded net charges of $54 million in 2006. A summary of the charges and credits follows:

•	We recorded a $44 million asset impairment charge in accordance with SFAS 144 for certain assets in our Telecommunications segment.
•

We recorded a charge of $5 million for severance and curtailment costs and a $6 million impairment charge related to certain manufacturing operations of our Life Sciences segment and Specialty Materials segment in the U.K.

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

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the year ended December 31, 2006 (in millions):

		Year ended December 31, 2006
	Reserve at January 1, 2006	Charges	Revisions to existing plans	Net Charges/ (credits)	Cash payments	Reserve at Dec. 31, 2006

Restructuring:
Employee related costs	$36	$6	$4	$10	$(6)	$40
Other charges (credits)	49		(4)	(4)	(9)	36
Total restructuring charges	$85	$6	$0	$6	$(15)	$76

Impairment of long-lived assets:
Assets to be held and used		$50		$50

Assets to be disposed of by sale or abandonment			$(2)	(2)
Total impairment charges		$50	$(2)	$48

Total restructuring, impairment and other charges and (credits)		$56	$(2)	$54

Cash payments for employee-related costs will be substantially completed by the end of 2009, while payments for exit activities will be substantially completed by the end of 2011.

3.	Short-term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	December 31,
	2008	2007

Bonds, notes and other securities
U.S. government and agencies	$737	$179
States and municipalities		46
Asset-backed securities	5	301
Commercial paper		239
Other debt securities	201	535
Total short-term investments	$943	$1,300

Gross realized gains and losses in 2008 were $6 million and $59 million, respectively. Realized losses in 2008 included other-than-temporary impairments of $37 million for financial industry securities and $22 million of losses from the sale of asset-back debt securities and debt securities of financial institutions as Corning reduced its exposure to these sectors. Gross realized gains and losses in 2007 and 2006 were not significant.

Gross unrealized gains and losses at December 31, 2008 were $2 million and $58 million, respectively, and were included in accumulated other comprehensive income. Unrealized losses included temporary impairments of asset-backed securities with a fair value of $40 million at December 31, 2008. Because we believe the $87 million cost-basis of these asset-backed securities, which are collateralized by mortgages, is recoverable in the long-term we have classified these securities as long-term assets. It is possible that a significant degradation in the delinquency or foreclosure rates in the underlying mortgages could cause further temporary or other-than-temporary impairments in the future. Gross unrealized gains and losses at December 31, 2007 were $4 million and $14 million, respectively.

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2008 (in millions):

Less than one year	$732
Due in 1-5 years	196
Due in 5-10 years
Due after 10 years	15
Total	$943

Proceeds from sales and maturities of short-term investments totaled $2.1 billion, $2.9 billion and $2.0 billion in 2008, 2007 and 2006, respectively.

4.	Significant Customers

For 2008, Corning’s sales to AU Optronics Corporation (AUO) and Chi Mei Optoelectronics Corporation (Chi Mei), two customers of our Display Technologies segment, represented 11% and 10%, respectively, of the Company’s consolidated net sales. Corning’s sales to AU Optronics Corporation (AUO), for 2007 and 2006 represented 12% and 13%, respectively, of the Company’s consolidated net sales.

5.	Inventories

Inventories comprise the following (in millions):

	December 31,
	2008	2007
Finished goods	$293	$232
Work in process	197	141
Raw materials and accessories	120	111
Supplies and packing materials	188	147
Total inventories	$798	$631

6.	Income Taxes

Income before income taxes follows (in millions):

	Years ended December 31,
	2008	2007	2006
U.S. companies	$423	$235	$175
Non-U.S. companies	1,100	1,056	786
Income before income taxes	$1,523	$1,291	$961

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):

	Years ended December 31,
	2008	2007	2006

Current:
Federal	$4
State and municipal		$2	$(8)
Foreign	185	176	164

Deferred:
Federal	(2,350)
State and municipal	(215)	(3)
Foreign	(29)	(95)	(101)
(Benefit) provision for income taxes	$(2,405)	$80	$55

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

6.	Income Taxes (continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	Years ended December 31,
	2008		2007		2006

Statutory U.S. income tax (benefit) rate	35.0%		35.0%		35.0%
State income tax (benefit), net of federal benefit	0.3		0.5		(0.2)
Tax holidays (1)	(10.1)		(12.1)		(10.1)
Investment and other tax credits (2)	(1.2)		(1.7)		(3.6)
Rate difference on foreign earnings	5.7		(3.1)		6.1
Tax rate changes			13.2	(3)
Valuation allowances:
Release of prior period valuation allowances	(168.5	) (4)	(12.4	) (5)	(8.6	) (5)
Tax (expenses) benefits not recorded on (income) losses (6)	(16.5)		(13.5)		(13.4)
Audit settlement	(2.6	) (7)
Other items, net	(0.1)		0.3		0.5
Effective income tax (benefit) rate	(158.0)%		6.2%		5.7%

Significant items that cause our effective tax rate to vary from the U.S. statutory rate of 35% are as follows:

(1)	Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2012) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of tax holidays on net income per share on a diluted basis was $0.10 in 2008 and 2007, and $0.06 in 2006.
(2)	Primarily related to investment tax credits in Taiwan, employment credits in Mexico and research & development credits in France.
(3)	In 2007, certain U.S. and German deferred taxes were revised for enacted law changes.
(4)	In 2008, we released $2.5 billion of valuation allowances resulting from a change in judgment about the realizability of deferred tax assets in future years, described below.
(5)	In 2007, due to sustained profitability and positive earnings projections for our overall German operations, we concluded that it is more likely than not that the German national deferred tax assets are realizable and that the related valuation allowance was no longer required. In 2006, due to sustained profitability and positive earnings projections in Australia and at certain of our German operations, we concluded that it was more likely than not that a portion of the German local and the entire Australian deferred tax assets were realizable and that the related valuation allowances were no longer required.
(6)	For all three years presented, we generated positive income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of valuation allowance and consequently not recording tax expense on income generated in the U.S. was a reduction in the rate of 16.2% for 2008 and 14.2% for both 2007 and 2006.
(7)	In 2008, we recorded a $40 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2008	2007

Loss and tax credit carryforwards	$1,998	$2,145
Capitalized research and development	76	106
Asset impairments and restructuring reserves	193	194
Postretirement medical and life benefits	322	303
Inventory	53	39
Intangible and other assets	62	64
Other accrued liabilities	261	398
Other employee benefits	353	117
Gross deferred tax assets	3,318	3,366
Valuation allowance	(230)	(3,091)
Total deferred tax assets	3,088	275
Fixed assets	(15)	(40)
Total deferred tax liabilities	(15)	(40)
Net deferred tax assets	$3,073	$235

The net deferred tax assets are included in (in millions):

	December 31,
	2008	2007
Current assets	$158	$54
Other assets	2,932	202
Other current liabilities	(1)
Other noncurrent liabilities	(16)	(21)
Net deferred tax assets	$3,073	$235

6.	Income Taxes (continued)

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2008 follow (in millions):

		Expiration
	Amount	2009-2013	2014-2018	2019-2028	Indefinite
Net operating losses	$1,722	$33	$62	$1,435	$192
Capital losses	17	17
Tax credits	259	76	94	49	40
Totals as of December 31, 2008	$1,998	$126	$156	$1,484	$232

SFAS 123 (R) prohibits the recognition of windfall tax benefits from stock-based compensation deducted on the tax return until realized through a reduction of income tax payable. Cumulative tax benefits totaling $250 million will be recorded in additional paid-in-capital when the net operating loss carry forward is utilized and the windfall tax benefit can be realized.

SFAS No. 109 provides that deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, all of our U.S. deferred tax assets had full valuation allowances.

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
•

Increased confidence in our longer-term forecasted income levels which were supported by detailed sensitivity analyses. Our five-year planning process which is completed annually in the second quarter, considered a number of possible scenarios which support the future realization of our U.S. deferred tax assets.

In accordance with SFAS 109, in the second half of 2008 we utilized a portion of the remaining valuation allowance to offset U.S. income tax expense (or benefit) that would otherwise have been recorded on income (or losses) in the U.S. and therefore, reflected no net U.S. income tax expense. As our income for the second half of 2008 was lower than our June 30, 2008 forecast for this period, we released an additional $115 million of valuation allowances in the second half of 2008. In 2009, we will begin providing U.S. income tax expense (or benefit) on U.S. earnings (losses).

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of December 31, 2008, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2008 was $230 million.

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested. We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2008, taxes have not been provided on approximately $6.6 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

6.	Income Taxes (continued)

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

	2008	2007
Balance at January 1	$40	$56
Additions based on tax positions related to the current year	7	2
Additions for tax positions of prior years	6	13
Reductions for tax positions of prior years	(1)	(23)
Settlements and lapse of statute of limitations	(12)	(8)
Balance at December 31	$40	$40

Included in the balance at December 31, 2008 and 2007 are $29 million and $25 million, respectively, of unrecognized tax benefits which would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. For the years ended December 31, 2008, 2007 and 2006, the amounts recognized in interest expense and income were immaterial. The amounts accrued at December 31, 2008 and 2007 for the payment of interest and penalties were not significant.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS). We expect the IRS to begin the examination of our consolidated U.S. federal income tax returns for the years ended December 31, 2006 and December 31, 2007 in 2009.

Corning Incorporated and U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2006 onward) and Taiwan (2004 onward).

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

7.	Investments

Investments comprise the following (dollars in millions):

	Ownership Interest (1)	December 31,
		2008	2007
Affiliated companies accounted for under the equity method:
Samsung Corning Precision Glass Co., Ltd.	50%	$1,965	$1,863
Dow Corning Corporation	50%	866	931
All other	20%-50%	221	238

		3,052	3,032
Other investments		4	4

Total		$3,056	$3,036

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of such entities.

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

7.	Investments (continued)

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	Years ended December 31,
	2008	2007	2006

Statement of Operations:
Net sales	$10,049	$8,837	$8,039
Gross profit	$4,752	$3,852	$3,368
Net income	$2,724	$1,978	$1,968
Corning’s equity in earnings of affiliated companies (1)(2)	$1,328	$942	$960

Related Party Transactions:
Corning sales to affiliated companies	$41	$51	$43
Corning purchases from affiliated companies	$46	$32	$61
Corning transfers of assets, at cost, to affiliated companies (3)	$173	$110	$71
Dividends received from affiliated companies	$546	$490	$363
Royalty income from affiliated companies	$188	$149	$88

	December 31,
	2008	2007
Balance Sheet:
Current assets	$5,297	$5,268
Noncurrent assets	$9,520	$7,521
Short-term borrowings, including current portion of long-term debt	$937	$104
Other current liabilities	$1,879	$2,144
Long-term debt	$97	$72
Other long-term liabilities	$4,571	$3,368
Minority interest	$540	$414

Related Party Transactions:
Balances due from affiliated companies	$20	$35
Balances due to affiliated companies	$2	$3

(1)	Equity in earnings shown above and in the consolidated statements of income is net of amounts recorded for income tax.
(2)	Amounts include the following restructuring, impairment and other charges and (credits):
•	In 2008, Dow Corning recorded an other-than-temporary impairment for certain securities of Fannie Mae and Freddie Mac which reduced Corning’s equity earnings by $18 million.
•	In 2007, equity earnings from Samsung Corning were reduced by $40 million primarily due to restructuring and impairment charges.
•	In 2006, Dow Corning reached a settlement with the IRS regarding liabilities for tax years 1992 to 2003. Equity earnings reflected a $33 million gain as a result of the settlement which resolved all Federal tax issues related to Dow Corning’s implant settlement.
(3)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

We have contractual agreements with several of our equity investees which include sales, purchasing, licensing and technology agreements.

At December 31, 2008, approximately $3.5 billion of equity in undistributed earnings of equity companies was included in our retained earnings.

7.	Investments (continued)

A discussion and summarized results of Corning’s significant investees at December 31, 2008 follows:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. Samsung Corning Precision’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2008	2007	2006

Statement of Operations:
Net sales	$3,636	$2,400	$2,115
Gross profit	$2,521	$1,681	$1,510
Net income	$1,874	$1,193	$1,128
Corning’s equity in earnings of Samsung Corning Precision	$911	$582	$555

Related Party Transactions:
Corning sales to Samsung Corning Precision	$9	$20	$15
Corning purchases from Samsung Corning Precision	$30	$17	$39
Corning transfer of assets, at cost, to Samsung Corning Precision (1)	$173	$110	$71
Dividends received from Samsung Corning Precision	$278	$217	$210
Royalty income from Samsung Corning Precision	$184	$141	$82

	December 31,
	2008	2007
Balance Sheet:
Current assets	$1,495	$1,217
Noncurrent assets	$3,118	$3,501
Short-term borrowings, including current portion of long-term debt		$42
Other current liabilities	$456	$670
Long-term debt		$12
Other long-term liabilities	$133	$174
Minority interest	$31	$31

(1)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due from Samsung Corning Precision were $17 million at December 31, 2008. Balances due to and from Samsung Corning Precision were $2 million and $31 million, respectively, at December 31, 2007.

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

7.	Investments (continued)

As of December 31, 2008, Samsung Corning Precision was one of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 13 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. According to the Agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. 1.17 million shares have already been sold by SGI and Creditors. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $1.95 billion, the “Principal”), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including the sale of an additional 500,000 SLI shares (the “Additional Shares”) and Samsung affiliates’ purchase of equity or subordinated debentures to be issued by SGI and Creditors (the “SGI Equity”). Any excess proceeds from the sale of the SLI shares are to be distributed to the Samsung affiliates. The suit asks for total damages of 4.73 trillion Korean won (approximately $3.76 billion) plus penalty interest. On January, 31, 2008, the Seoul District Court ruled that the Agreement was valid and that Samsung affiliates have a joint and severable liability for the Principal (less a proportion of that amount for any SLI shares sold by SGI and Creditors), plus interest at a rate of 6% per annum. The court dismissed plaintiffs’ demand for cash payment, ruling instead that the Samsung affiliates are obligated to sell up to 2.33 million shares of SLI and pay to SGI and Creditors up to 1.63 trillion Korean won (approximately $1.29 billion) from the proceeds of such sale. If total proceeds are less than the Principal (including proceeds for the 1.17 million SLI shares already sold by SGI and Creditors), the Samsung affiliates are obligated to provide proceeds from the sale of the Additional Shares and provide the remainder of the Principal through purchase of SGI Equity. The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning Incorporated or any of its affiliates.

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Corning and the Dow Chemical Company (Dow Chemical) each own half of Dow Corning.

Dow Corning’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2008	2007	2006

Statement of Operations:
Net sales	$5,450	$4,943	$4,392
Gross profit	$1,953	$1,747	$1,528
Net income	$739	$690	$668
Corning’s equity in earnings of Dow Corning	$369	$345	$334

Related Party Transactions:
Corning purchases from Dow Corning	$14	$13	$12
Dividends received from Dow Corning	$206	$130	$90

	December 31,
	2008	2007
Balance Sheet:
Current assets	$3,213	$3,511
Noncurrent assets	$6,010	$3,688
Short-term borrowings, including current portion of long-term debt	$891	$24
Other current liabilities	$1,117	$1,243
Long-term debt	$87	$43
Other long-term liabilities	$4,388	$3,145
Minority interest	$509	$383

At December 31, 2008, Dow Corning’s marketable securities included approximately $1.1 billion of auction rate securities, net of impairments of $165 million. As a result of a temporary impairment, unrealized losses of $87 million, net of $27 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $44 million and is included in Corning’s accumulated other comprehensive income.

7.	Investments (continued)

In 2008, Dow Corning recorded an other-than-temporary impairment of $37 million, net of $14 million for a minority interests’ share which was included in Dow Corning’s net income for certain securities of Fannie Mae and Freddie Mac. Corning’s share of this loss was $18 million and is included in equity earnings in Corning’s consolidated statements of income. The majority of Dow Corning’s securities are collateralized by portfolios of student loans which are guaranteed by the U.S. government. Auctions for these securities have failed since the first quarter of 2008, reducing the immediate liquidity of these investments. Since Dow Corning does not know when a market will return or develop for these securities, Dow Corning has classified these securities as non-current at December 31, 2008. Market conditions could result in additional unrealized or realized losses for Dow Corning. Corning’s equity earnings from Dow Corning would be reduced by our 50% share of any future impairment that is considered to be other-than-temporary.

In 2008, Dow Corning changed its depreciation method and the estimated useful lives of certain fixed assets. These changes were accounted for as a change in estimate resulting in increased net income of $40 million of which Corning’s share was $20 million.

Dow Corning has borrowed the full amount under its $500 million revolving credit facility and believes it has adequate liquidity to fund operations, its capital expenditure plan, breast implant settlement liabilities, and shareholder dividends.

In 2006, Dow Corning recorded a gain related to their settlement with the IRS regarding liabilities for tax years 1992 to 2003. This settlement resolved all federal tax issues related to Dow Corning’s implant settlement. Corning’s equity earnings included $33 million related to this gain.

In 1995, Corning fully impaired its investment of Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that Dow Corning’s emergence from bankruptcy protection was probable. Dow Corning emerged from bankruptcy in 2004. See discussion below for additional information and for a history of this matter. Corning considers the $249 million difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning’s equity to be permanent

In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of December 31, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $56 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2008, Dow Corning has estimated the liability to commercial creditors to be within the range of $79 million to $231 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $79 million, net of applicable tax benefits. In addition, the London Market Insurers (the “LMI Claimants”) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

7.	Investments (continued)

Pittsburgh Corning Corporation (PCC)

Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 41,500 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the resolution of all current and future asbestos claims against it and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations (the 2003 Plan). The 2003 Plan would have required Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, contribute 25 million shares of Corning common stock, and pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the plan’s effective date, with 5.5 percent interest from June 2004. In addition, the 2003 Plan provided that Corning would assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance.

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the 2003 Plan for reasons it set out in a memorandum opinion. Several parties, including Corning, filed motions for reconsideration. These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision.

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on an amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008 and May 22, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan. The parties filed a partial tentative plan on August 8, 2008. The parties continue to inform the Bankruptcy Court of the status of their discussions on the Amended PCC Plan. The complete proposed Amended PCC Plan and its ancillary documents were filed with the Bankruptcy Court on January 29, 2009.

As a result, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the proposed Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value on December 31, 2008. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The proposed Amended Plan would require Corning to make one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and five additional payments of $50 million each on subsequent anniversaries of the first payment, subject to credits applicable under certain circumstances to Corning’s final $50 million payment.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional $150 million for such claims in its estimated asbestos litigation liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company-specific data becomes available.

7.	Investments (continued)

In the first quarter of 2008, Corning recorded a credit to asbestos litigation expense of $327 million as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in the likelihood of a settlement under the 2003 Plan. For the remainder of 2008, Corning recorded net credit adjustments of $13 million to reflect the change in value of the estimated liability under an Amended PCC Plan. The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $662 million at December 31, 2008, compared with an estimate of liability under the original 2003 Plan of $1,002 million at December 31, 2007. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

The Amended PCC Plan is subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions that may not be achieved. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and may face objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. The proposed Amended PCC Plan will also be subject to a vote of PCC’s creditors. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Several of Corning’s insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential resolutions described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation and therefore cannot estimate the range of any possible loss.

Since March 28, 2003, we have recorded total net charges of $662 million to reflect the initial asbestos liability and subsequent adjustments for the change in the value of the components of the liability.

The following summarizes the charges and (credits) we have recorded for asbestos litigation (in millions):

	Years ended December 31,
	2008	2007	2006	2005	2004	2003
Initial charge						$392
Amended plan adjustment	$(333)
Fair market value adjustment for other components	(7)	$53	$22	$21	$32	28
Mark-to-market common stock		132	(24)	197	33	115
Asbestos litigation	$(340)	$185	$(2)	$218	$65	$535

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

In the fourth quarter of 2007, Samsung Corning recorded a gain of approximately $17 million on metal and scrap sales and asset impairment and restructuring charges of $28 million. These items reduced Corning’s equity earnings by $6 million in the fourth quarter. During 2007, Samsung Corning incurred impairment and other charges totaling $94 million as a result of a decline in the projected operating results for certain display businesses and gains of approximately $30 million on the sale of precious metals. These items reduced Corning’s equity earnings by $32 million for the full year.

In the fourth quarter of 2006, Samsung Corning recorded a gain on the sale of land totaling $122 million and a charge of $25 million for the establishment of a valuation allowance against certain deferred tax assets. These items increased Corning’s equity earnings by $48 million in the fourth quarter. During 2006, Samsung Corning incurred impairment and other charges totaling $93 million as a result of a decline in the projected operating results for certain display businesses. These charges reduced Corning’s equity earnings by $46 million for the full year.

7.	Investments (continued)

Samsung Corning’s results of operations follow (in millions):

	Years ended December 31,
	2007	2006

Statement of Operations:
Net sales	$521	$786
Gross profit	$103	$68
Net loss	$(80)
Corning’s equity in (losses) earnings of Samsung Corning	$(50)

Related Party Transactions:
Dividends received from Samsung Corning	$75
Royalty income from Samsung Corning	$4	$4

8.	Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	December 31,
	2008	2007
Land	$71	$68
Buildings	2,906	2,553
Equipment	8,364	7,179
Construction in progress	1,928	645
	13,269	10,445
Accumulated depreciation	(5,070)	(4,459)
Total	$8,199	$5,986

Approximately $31 million, $19 million, and $37 million of interest costs were capitalized as part of property, net in 2008, 2007, and 2006, respectively.

9.	Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007. Balances by segment are as follows (in millions):

	Telecommunications	Display Technologies	Specialty Materials	Total
Balance at December 31, 2008	$118	$9	$150	$277

Other Intangible Assets

The carrying amount of other intangible assets follows (in millions):

	December 31,
	2008			2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$129	$112	$17	$127	$102	$25
Non-competition agreements	98	90	8	109	107	2
Other	5	2	3	5	1	4
Total	$232	$204	$28	$241	$210	$31

9.	Goodwill and Other Intangible Assets (continued)

Amortized intangible assets are primarily related to the Telecommunications segment. Amortization expense related to these intangible assets was approximately $10 million annually for the periods presented. Amortization expense is estimated to be approximately $10 million for 2009, and insignificant thereafter.

10.	Other Liabilities

Other accrued liabilities follow (in millions):

	December 31,
	2008	2007
Current liabilities:
Wages and employee benefits	$317	$389
Asbestos litigation		833
Income taxes	171	181
Customer deposits	320	222
Other current liabilities	320	255
Other accrued liabilities	$1,128	$1,880

Non-current liabilities:
Asbestos litigation	$662	$169
Customer deposits	49	308
Other non-current liabilities	691	426
Other liabilities	$1,402	$903

Asbestos Litigation

At December 31, 2008, Corning’s liability for asbestos litigation reflected the components of a proposed resolution which requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on December 31, 2008. Corning will have the option to use its shares rather than cash to settle the liability, but the liability is fixed by dollar value and not the number of shares. This proposed resolution would require Corning to make one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and five additional payments of $50 million on subsequent anniversaries of the first payment, subject to certain credits applicable under certain circumstances to Corning’s final payment.

In addition, an amount is included in the asbestos litigation liability for non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional amount for such claims in its estimated asbestos litigation liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company-specific data becomes available. Refer to Note 7 (Investments) for additional information on the asbestos litigation.

Customer Deposits

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment would supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased.

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

10.	Other Liabilities (continued)

Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. In 2007, we received our last deposit of $105 million and in 2006, we received deposits of $171 million. We do not expect to receive additional deposits related to these agreements. In 2008, 2007, and 2006, we issued $266 million, $231 million, and $126 million, respectively, in credits that were applied to customer receivable balances when payments were due. In 2009, we expect to issue approximately $287 million in credits. In the event customers elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

11.	Debt

(In millions):

	December 31,
	2008	2007
Current portion of long-term debt	$78	$23

Long-term debt
Notes, 6.3%, due 2009	$54	$54
Euro notes, 6.25%, due 2010	49	51
Debentures, 6.75%, due 2013	100	100
Debentures, 5.90%, due 2014	200	200
Debentures, callable, 6.05%, due 2015	100	100
Debentures, 6.20%, due 2016	218	205
Debentures, 8.875%, due 2016	85	81
Debentures, 8.875%, due 2021	91	83
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 6.85%, due 2029	179	154
Debentures, callable, 7.25%, due 2036	250	250
Other, average rate 3.2%, due through 2015	234	214
Total long-term debt	1,605	1,537
Less current portion of long-term debt	78	23
Long-term debt	$1,527	$1,514

At December 31, 2008 and 2007, the weighted-average interest rate on current portion of long-term debt was 5.1%.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $1.5 billion at December 31, 2008 and $1.6 billion at December 31, 2007.

The following table shows debt maturities by year at December 31, 2008 (in millions):

2009	2010	2011	2012	2013	Thereafter
$78	$83	$55	$24	$124	$1,165

In the fourth quarter of 2006, we amended our existing revolving credit facility. The amended facility provides us access to a $1.1 billion unsecured multi-currency line of credit and expires in 2011. The facility includes two financial covenants, including a leverage test (debt to capital ratio), and an interest coverage ratio (calculated on the most recent four quarters). As of December 31, 2008, we were in compliance with these covenants.

11.	Debt (continued)

Debt Retirements

During the year ended December 31, 2008, there were no significant debt transactions.

During the years ended December 31, 2007 and 2006, we retired a significant portion of our outstanding notes and debentures as part of a debt reduction program. The debt was retired through a combination of cash repurchases and exchanges for Corning common stock. The following table summarizes the activities related to our debt retirements (in millions):

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

Issuance of Long-Term Debt

On December 1, 2008, we filed a new shelf registration statement with the SEC which registered an indeterminate amount and number of securities, and allows us to offer such securities in numbers and amounts determined at the time of such offering. In the third quarter of 2006, we issued $250 million of 7.25% senior unsecured notes for net proceeds of approximately $246 million. The notes mature on August 15, 2036. We can redeem or repurchase the debentures at any time.

12.	Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the company’s long-term funding targets. In 2008, we made a voluntary contribution of $52 million to our domestic and international pension plans. In 2007, we made voluntary contributions of $149 million to our domestic and international pension plans.

In 2000, we amended our U.S. pension plan to include a cash balance pension feature. Certain salaried and non-union hourly employees remain in the traditional defined benefit plan. All salaried and non-union hourly employees hired after July 1, 2000, are automatically participants in the new cash balance plan. Under the cash balance plan, employee accounts are credited monthly with a percentage of eligible pay based on age and years of service. Benefits are 100% vested after five years of service. The Pension Protection Act of 2006 requires vesting after three years for cash balance plans by January 1, 2008. Corning adopted this measure on January 1, 2008.

Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we have placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap is equal to 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and will impact their contribution rate in 2009. The pre-65 retirees are not expected to trigger the cap until 2009.

12.	Employee Retirement Plans (continued)

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follow (in millions):

	Pension Benefits		Postretirement Benefits
December 31,	2008	2007	2008	2007

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,589	$2,638	$804	$803
Service cost	51	53	12	12
Interest cost	150	145	47	44
Plan participants’ contributions	2	2	5	5
Amendments	(5)	(5)
Curtailment gain		(12)
Actuarial losses (gains)	20	(44)	36	6
Special termination benefits	7		1
Divestitures		(43)
Other	5
Benefits paid	(164)	(159)	(68)	(71)
Medicare subsidy received			6	5
Foreign currency translation	(54)	14
Benefit obligation at end of year	$2,601	$2,589	$843	$804

Change in Plan Assets
Fair value of plan assets at beginning of year	2,597	2,361
Actual (loss) gain on plan assets	(398)	242
Employer contributions	77	146
Acquisition (divestitures)	(6)
Plan participants’ contributions	2	2
Benefits paid	(164)	(159)
Foreign currency translation	(65)	5
Fair value of plan assets at end of year	$2,043	$2,597

Funded Status at End of Year
Fair value of plan assets	$2,043	$2,597
Benefit obligations	(2,601)	(2,589)	$(843)	$(804)
Funded status of plans	$(558)	$8	$(843)	$(804)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$16	$266
Current liability	(10)	(9)	$(59)	$(60)
Noncurrent liability	(564)	(249)	(784)	(744)
Recognized (liability) asset	$(558)	$8	$(843)	$(804)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$967	$365	$201	$174
Prior service cost (credit)	29	44	(20)	(23)
Transition asset	(1)	(1)
Amount recognized at end of year	$995	$408	$181	$151

The accumulated benefit obligation for defined benefit pension plans was $2.5 billion at December 31, 2008 and 2007.

12.	Employee Retirement Plans (continued)

The following information is presented for pension plans where the projected benefit obligation and the accumulated benefit obligation as of December 31, 2008 and 2007 exceeded the fair value of plan assets (in millions):

	December 31,
	2008	2007

Projected benefit obligation	$2,452	$288
Accumulated benefit obligation	$2,342	$261
Fair value of plan assets	$1,878	$14

The components of net periodic benefit expense for our employee retirement plans follow (in millions):

	Pension Benefits			Postretirement Benefits
Years ended December 31,	2008	2007	2006	2008	2007	2006
Service cost	$51	$53	$52	$12	$12	$11
Interest cost	150	145	141	47	44	44
Expected return on plan assets	(196)	(182)	(167)
Amortization of net loss	14	12	34	8	6	6
Amortization of prior service cost (credit)	10	30	9	(3)	(3)	(3)
Total periodic benefit expense	$29	$58	$69	$64	$59	$58

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	$615	$(106)		$36	$6
Amortization of actuarial loss	(14)	(30)		(8)	(6)
Amortization of prior service (cost) credit	(10)	(12)		3	3
Total recognized in other comprehensive income	$591	$(148)		$31	$3
Total recognized in net periodic benefit cost and other comprehensive income	$620	$(90)	$69	$95	$62	$58

The Company expects to recognize $30 million of net loss and $8 million of net prior service cost as a component of net periodic pension cost in 2009 for its defined benefit pension plans. The Company expects to recognize $11 million of net loss and $3 million of net prior service credit as a component of net periodic postretirement benefit cost in 2009.

Corning uses a specific bond matching/spot rate yield curve model for estimating the appropriate discount rate for pension and postretirement benefit assumptions. This model develops a hypothetical yield curve and associated spot rate curve to discount the plan’s projected benefit payments and match payment durations. Once the present value of projected benefit payments is calculated, the suggested discount rate is equal to the level rate that results in the same present value. The yield curve is based on actual high-quality corporate bonds across the full maturity spectrum. The curve is developed from yields on approximately 550 to 600 Moody’s Aa-graded, non-callable bonds. The highest and lowest 10th percentile yields are excluded from the curve in order to eliminate outliers in the bond population.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

12.	Employee Retirement Plans (continued)

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension Benefits						Postretirement Benefits
	Domestic			International			Domestic
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%	5.12%	4.58%	4.59%	6.00%	6.00%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%	4.20%	3.99%	3.89%	5.00%	5.00%	5.00%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension Benefits						Postretirement Benefits
	Domestic			International			Domestic
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	5.75%	5.50%	4.58%	4.59%	4.52%	6.00%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	6.73%	6.81%	6.80%
Rate of compensation increase	5.00%	5.00%	4.50%	3.99%	3.89%	3.73%	5.00%	5.00%	4.50%

The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equity and other asset classes and adjusted for active management of certain portions of the portfolio.

Assumed Health Care Trend Rates at December 31	2008	2007
Health care cost trend rate assumed for next year	8.2%	9%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on annual total of service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	$44	$(37)

Plan Assets

The weighted-average asset allocation for domestic and international pension plans at December 31, 2008 and December 31, 2007 by asset category were as follows:

	Plan Assets At December 31,
	2008	2007

Equity securities	23%	38%
Fixed income securities	57%	44%
Real estate	6%	5%
Other	14%	13%
Total	100%	100%

The total fair value of domestic plan assets at December 31, 2008 was $1,868 million and the expected long-term rate of return on these assets was 8%.

12.	Employee Retirement Plans (continued)

We have an investment policy for domestic and international pension plans with a primary objective to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. For domestic plans, the investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the above objective and produce both absolute and risk adjusted returns competitive with a benchmark that for domestic plans is 45% Russell 3000 Index, 27.5% Barclays Long Government/Credit Index and 27.5% Barclays Long Credit Index. For international plans, the investment strategy is the same as for domestic plans and the benchmark is a composite of 50% equities and 50% fixed income indexes. The strategy includes the following target asset allocation:

	Domestic	International
Equity Securities	25%	49%
Fixed Income Securities	55%	50%
Real Estate	5%
Other	15%	1%
Total	100%	100%

A tactical allocation mandate, which is part of the domestic asset investment strategy, allows the actual domestic allocation in equity securities to be reduced by a maximum of 1% relative to the total domestic assets based on market valuations.

At December 31, 2008 and 2007, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data

We anticipate making voluntary cash contributions of approximately $80 million to our domestic and international plans in 2009.

The following reflects the gross benefit payments which are expected to be paid for the domestic and international plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected Benefit Payments		Expected Federal Subsidy Payments Post Retirement Benefits
	Pension Benefits	Postretirement Benefits
2009	$178	$74	$7
2010	$184	$78	$7
2011	$185	$82	$7
2012	$192	$86	$8
2013	$197	$89	$8
2014-2018	$1,112	$490	$46

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $53 million, $39 million and $34 million for the years ended December 31, 2008, 2007 and 2006, respectively.

13.	Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):

	Total	Amount of commitment and contingency expiration per period
		Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$63	$35	$4	$4	$2	$18
Credit facilities for equity companies	150	25	25	25	25	50
Stand-by letters of credit (1)	68	68
Loan guarantees	11					11
Subtotal of commitment expirations per period	$292	$128	$29	$29	$27	$79

Purchase obligations	$126	$77	$41	$6	$1	$1
Capital expenditure obligations (2)	525	525
Total debt (3)	1,444	77	81	23	23	1,240
Minimum rental commitments	203	45	35	27	22	74
Capital leases (4)	113	6	6	34	3	64
Interest on long-term debt (5)	1,146	90	88	84	83	801
Uncertain tax positions (6)	11	4	2	3	2
Subtotal of contractual obligation payments due by period	3,568	824	253	177	134	2,180
Total commitments and contingencies	$3,860	$952	$282	$206	$161	$2,259

(1)	At December 31, 2008, $38 million of the $68 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.
(3)	At December 31, 2008, $1,605 million was included on our balance sheet. Amounts above are stated at their maturity value.
(4)	At December 31, 2008, $25 million of the $113 million represents imputed interest.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2008, $19 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $8 million of that amount will become payable.

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

Minimum rental commitments under leases outstanding at December 31, 2008 follow (in millions):

2009	2010	2011	2012	2013	2014 and thereafter
$45	$35	$27	$22	$21	$53

Total rental expense was $59 million for 2008, $69 million for 2007 and $65 million for 2006.

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):

	2008	2007
Balance at January 1	$19	$26
Adjustments for warranties issued for current year sales	$7	$7
Adjustments for warranties related to prior year sales	$(7)	$(13)
Settlements made during the current year	$(1)	$(1)
Balance at December 31	$18	$19

13.	Commitments, Contingencies, and Guarantees (continued)

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 7 (Investments), and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations. Other than certain asbestos related claims, there are no other material loss contingencies related to litigation.

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2008 and 2007, we had accrued approximately $21 million (undiscounted) and $19 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2008, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $1.1 billion. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

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

Our most significant foreign currency exposures relate to the Japanese yen, the Korean won, the New Taiwan dollar, and the Euro. We selectively enter into foreign exchange forward and option contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

	2008		2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$1,799	$(59)	$1,421	$(8)

14.	Hedging Activities (continued)

Corning uses derivative instruments (forwards and options) to limit exposures to fluctuations related to certain monetary assets, monetary liabilities, and net earnings in foreign currencies. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated derivatives. Changes in the fair value of undesignated derivatives are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities in the consolidated statement of operations. The notional amount of the undesignated derivatives at December 31, 2008 and December 31, 2007 was $1.5 billion and $717 million, respectively.

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

Corning excludes the impact of credit risk from the assessment of hedge effectiveness. The amount of ineffectiveness, related to derivatives, for the year ended December 31, 2008 was $19 million. The amount of ineffectiveness for the year ended December 31, 2007 was insignificant.

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

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statements of income as where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At December 31, 2008, the amount of net losses expected to be reclassified into earnings within the next 12 months is $36 million.

During the fourth quarter of 2008, due to a significant decline in sales volume in Corning’s Display Technologies segment, Corning determined that 38.5 billion Japanese yen ($424 million) of anticipated transactions would not occur as originally forecasted. The hedges related to the anticipated transactions were de-designated as cash flow hedges, as the critical terms of the hedges and hedged items no longer matched. It was further determined that although the anticipated transactions were no longer considered to be probable of occurring as originally forecasted, some of the anticipated transactions were considered to be reasonably possible of occurring as originally forecasted or within an additional two month period.

Hedges of anticipated transactions that we concluded were probable of not occurring were considered to be ineffective. As a result, hedge accounting was discontinued and the net derivative losses that were previously included in other comprehensive income were recorded immediately in other (expense) income, net, in the consolidated statements of income. The notional amount of the hedges that were de-designated and considered ineffective was $198 million; a corresponding loss of $23 million resulted from this ineffectiveness. Amounts included in other comprehensive income for hedges of anticipated transactions that we concluded were still reasonably possible of occurring as originally forecasted or within an additional two months remained in other comprehensive income on the consolidated balance sheet at December 31, 2008. The notional amount of the hedges that are still reasonably possible of occurring was $226 million; a derivative loss of $24 million remains in other comprehensive income, and will be reclassified into other (expense) income, net in the consolidated statements of income when the related transaction is recorded.

Fair Value Hedges

In October of 2007, we entered into four interest rate swaps that were designated as fair value hedges and economically exchange a notional amount of $500 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we paid the counterparty a floating rate that was indexed to the three-month LIBOR rate.

Net gains or losses recorded in the consolidated statements of income related to the Company’s underlying debt and interest rate swap agreements were not significant. At December 31, 2007, the fair value of the interest rate swap agreements recorded in the other assets line item and offset in the long-term debt line item of the consolidated balance sheet, was $13 million.

14.	Hedging Activities (continued)

Each fair value hedge (swap) was entered into subsequent to the initial recognition of the hedged item; therefore these swaps did not meet the criteria to qualify for the shortcut method. Therefore, Corning utilized the long haul method for effectiveness analysis, both retrospectively and prospectively. The analysis excluded the impact of credit risk from the assessment of hedge ineffectiveness.

In November of 2008, we terminated the interest rate swap agreements described above. At termination, these swaps were in a gain position of $62 million which will be recorded in earnings as a reduction of interest expense over the remaining life of the underlying debt. The cash proceeds from the termination of the swaps totaled $65 million.

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statements of income that includes the impact of the hedged item.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at December 31, 2008 and December 31, 2007, were $141 million and $143 million, respectively.

15.	Fair Value Measurements

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

SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and requires the use of observable market data when available. As of December 31, 2008, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets
Short-term investments	$943	$531	$412	(2)
Other assets	$40		$40
Derivatives (1)	$22		$22

Liabilities
Derivatives (1)	$81		$81

(1)	Derivative assets and liabilities include interest rate swaps and foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are not currently required to be presented on an annual basis. The FASB deferred implementation of SFAS 157 for these items until 2009.

16.	Shareholders’ Equity

The following table presents changes in capital stock for the period from January 1, 2006 to December 31, 2008 (in millions):

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Cost

Balance at December 31, 2005	1,552	$776	(16)	$(168)

Shares issued to benefit plans and for option exercises	30	15		(11)
Other			(1)	(22)
Balance at December 31, 2006	1,582	$791	(17)	$(201)

Shares issued to benefit plans and for option exercises	15	8	(1)	(12)
Shared purchased for treasury			(11)	(250)
Other	1		(1)	(29)
Balance at December 31, 2007	1,598	$799	(30)	$(492)

Shares issued to benefit plans and for option exercises	11	6		(6)
Shared purchased for treasury			(30)	(625)
Other		(1)	(2)	(37)
Balance at December 31, 2008	1,609	$804	(62)	$(1,160)

16.	Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investee’s other comprehensive income (loss), is as follows (in millions):

	Foreign currency translation adjustment	Unamortized pension losses and prior services costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on cash flow hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2005	$175	$(27)	$(2)	$32	$178
Foreign currency translation adjustment (2)	203				203
Minimum pension liability adjustment (1)(4)		37			37
Net unrealized gain on investments (3)			2		2
Unrealized derivative gain on cash flow hedges (5)				8	8
Adoption of SFAS 158 (1)(4)		(763)			(763)
Reclassification adjustments on cash flow hedges (5)				(25)	(25)
Balance at December 31, 2006	$378	$(753)	$0	$15	$(360)

Foreign currency translation adjustment (2)	165				165
Net unrealized loss on investments (3)			(11)		(11)
Unrealized derivative loss on cash flow hedges (5)				(49)	(49)
Reclassification adjustments on cash flow hedges (5)				12	12
Unamortized postretirement benefit plans losses and prior service costs (4)		153			153
Balance at December 31, 2007	$543	$(600)	$(11)	$(22)	$(90)

Foreign currency translation adjustment (1)(2)	67				67
Net unrealized loss on investments (1)(3)			(81)		(81)
Unrealized derivative loss on cash flow hedges (1)(5)				(61)	(61)
Reclassification adjustments on cash flow hedges (5)				45	45
Unamortized postretirement benefit plans losses and prior service costs (1)(4)		(523)			(523)
Balance at December 31, 2008	$610	$(1,123)	$(92)	$(38)	$(643)

(1)	Includes adjustments from Dow Corning.
(2)	Net of tax effect of $(2) million in 2008 and zero tax effect for 2007 and 2006. Refer to Note 6 (Income Taxes) for an explanation of Corning’s tax paying position.
(3)	Net of tax effect of $9 million in 2008 and zero tax effect of 2007 and 2006.
(4)	Net of tax effect of $246 million in 2008, $(8) million and $9 million for years 2008, 2007 and 2006, respectively.
(5)	Net of tax effect of $4 million in 2008 and zero tax effect for 2007 and 2006, respectively.

17.	Earnings Per Common Share

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

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):

	Years ended December 31,
	2008			2007			2006
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per common share	$5,257	1,560	$3.37	$2,150	1,566	$1.37	$1,855	1,550	$1.20

Effect of dilutive securities:
Employee stock options and awards		24			37			44
Diluted Earnings Per Common Share	$5,257	1,584	$3.32	$2,150	1,603	$1.34	$1,855	1,594	$1.16

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

	Years ended December 31,
	2008	2007	2006
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	49	34	29
Performance-based restricted stock awards	2	2	2
Total	51	36	31

18.	Share-based Compensation

Stock Compensation Plans

Corning’s share-based compensation programs include the following: employee stock options, time-based restricted stock, performance-based restricted stock, performance-based restricted stock units and the Worldwide Employee Stock Purchase Plan (WESPP). At December 31, 2008, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program, as amended, and the 2003 Equity Plan for Non-Employee Directors Program. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following year. At December 31, 2008, there were approximately 72 million shares available for grant.

On January 1, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the WESPP, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company’s Consolidated Statements of Operations, because the exercise price was at least equal to the market value of the common stock on the grant date. As a result, the recognition of share-based compensation cost was generally limited to the expense attributed to restricted stock awards and stock option modifications. SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25.

The Company elected to use the modified prospective transition method upon adoption of SFAS 123(R), which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.

18.	Share-based Compensation (continued)

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

Total share-based compensation cost of $118 million, $138 million, and $127 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006, respectively. For the year ended December 31, 2006, $81 million in compensation cost was attributed to the effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R).

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the year ended December 31, 2008:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2007	88,010	$26.44
Granted	10,498	$17.92
Exercised	(8,350)	$10.14
Forfeited and Expired	(528)	$35.22
Options Outstanding as of December 31, 2008	89,630	$26.92	4.83	$72,159
Options Exercisable as of December 31, 2008	72,908	$28.49	3.90	$68,280

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2008, was approximately 18 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2008, 2007, and 2006 was $7.39, $9.65, and $9.42, respectively. The total fair value of options that vested during the years ended December 31, 2008, 2007, and 2006 was approximately $68 million, $58 million, and $74 million, respectively. Compensation cost related to stock options for the years ended December 31, 2008, 2007, and 2006, was approximately $67 million, $69 million, and $76 million, respectively.

As of December 31, 2008, there was approximately $59 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years.

Proceeds received from the exercise of stock options were $80 million for the year ended December 31, 2008, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the years ended December 31, 2008, 2007, and 2006 was approximately $126 million, $221 million, and $374 million, respectively, which is currently deductible for tax purposes. Refer to Note 6 (Income Taxes) to the consolidated financial statements.

18.	Share-based Compensation (continued)

SFAS 123(R) specifies that an award is considered vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Prior to December 1, 2008, the terms and conditions of Corning’s stock option agreement specified that employees continue to vest in option awards after retirement without providing any additional services. For awards granted from January 1, 2006 to December 1, 2008, compensation cost was recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the stated or nominal vesting period. Corning amended the terms and conditions of its stock option agreement on December 1, 2008 for awards to retirement eligible employees. Awards are earned ratably each month the employee provides service over the twelve months following the grant date, and the related compensation expense is recognized over this twelve month service period or over the period from the grant date to the date of retirement eligibility for employees that become age 55 during the vesting period.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans for the years presented:

	2008	2007	2006
Expected volatility	31-88%	35-54%	36-54%
Weighted-average volatility	49-58%	51-52%	50-53%
Dividend yield	0.82-1.31%	0.88-0.91%	0
Risk-free rate	0.02-6.0%	3.6-5.7%	0.4-11.2%
Average risk-free rate	2.8-4.1%	4.4-5.0%	4.6-5.3%
Expected time to exercise (in years)	1.9-6.7	2.1-5.4	2.6-6.5
Pre-vesting departure rate	1.4-2.7%	1.5-2.6%	1.5-2.4%
Post vesting departure rate	3.3-6.3%	3.5-6.7%	3.8-7.1%

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock and stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Restricted stock and stock units under the Incentive Stock Plan are generally granted at-the-money, contingently vest over a period of generally 1 to 10 years, and generally have contractual lives of 1 to 10 years.

The fair value of each restricted stock grant or restricted stock unit awarded under the Incentive Stock Plans was estimated on the date of grant for performance based grants assuming that performance goals will be achieved. The expected term for grants under the Incentive Stock Plans is generally 1 to 10 years.

Time-Based Restricted Stock:

Time-based restricted stock is issued by the Company on a discretionary basis, and is payable in shares of the Company’s common stock upon vesting. The fair value is based on the market price of the Company’s stock on the grant date. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

18.	Share-based Compensation (continued)

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2007, and changes during the year ended December 31, 2008:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	1,065	$18.15
Granted	1,313	22.54
Vested	(305)	17.00
Forfeited	(8)	25.44
Nonvested shares and share units at December 31, 2008	2,065	$21.01

As of December 31, 2008, there was approximately $26 million of unrecognized compensation cost related to nonvested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of time-based restricted stock that vested during the years ended December 31, 2008, 2007, and 2006 was approximately $5 million, $1 million, and $2 million, respectively. Compensation cost related to time-based restricted stock was approximately $11 million, $5 million, and $3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Performance-Based Restricted Stock and Restricted Stock Units:

Performance-based restricted stock and restricted stock units are earned upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting typically over a three-year period. The fair value is based on the market price of the Company’s stock on the grant date and assumes that the target payout level will be achieved. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting. During the performance period, compensation cost may be adjusted based on changes in the expected outcome of the performance-related target.

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2007, and changes during the year ended December 31, 2008:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2007	8,770	$18.80
Granted	5,098	10.89
Vested	(3,607)	13.59
Forfeited	(1,319)	24.83
Nonvested restricted stock and restricted stock units at December 31, 2008	8,942	$15.51

As of December 31, 2008, there was approximately $55 million of unrecognized compensation cost related to nonvested performance-based restricted stock and restricted stock unit compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of performance-based restricted stock that vested during the years ended December 31, 2008, 2007, and 2006, was approximately $49 million, $27 million, and $9 million, respectively. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $35 million, $60 million, and $43 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

19.	Operating Segments

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

Our reportable operating segments are now as follows:

•	Display Technologies - manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications - manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
•

Environmental Technologies - manufactures ceramic substrates and filters for automotive and diesel applications. This reportable operating segment is an aggregation of our Automotive and Diesel operating segments as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

•	Specialty Materials - manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences - manufactures glass and plastic consumables for scientific applications.

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

19.	Operating Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2008
Net sales	$2,724	$1,799	$711	$372	$326	$16	$5,948
Depreciation (1)	$407	$117	$95	$36	$14	$12	$681
Amortization of purchased intangibles		$11					$11
Research, development and engineering expenses (2)	$109	$93	$125	$45	$8	$163	$543
Restructuring, impairment and other charges (before-tax and minority interest) (3)		$17		$2			$19
Income tax (provision) benefit	$(189)	$(14)	$(11)		$(9)	$11	$(212)
Earnings (loss) before minority interest and equity earnings (loss) (4)	$1,321	$44	$29	$(7)	$53	$(210)	$1,230
Minority interests		$1					$1
Equity in earnings of affiliated companies	$900		$4			$42	$946
Net income (loss)	$2,221	$45	$33	$(7)	$53	$(168)	$2,177
Investment in affiliated companies, at equity	$1,819	$18	$37			$202	$2,076
Segment assets (6)	$7,902	$1,088	$911	$297	$140	$202	$10,540
Capital expenditures	$1,431	$91	$155	$37	$16	$35	$1,765

For the year ended December 31, 2007
Net sales	$2,613	$1,779	$757	$379	$305	$27	$5,860
Depreciation (1)	$325	$123	$89	$32	$15	$7	$591
Amortization of purchased intangibles		$10					$10
Research, development and engineering expenses (2)	$102	$82	$125	$41	$8	$121	$479
Restructuring, impairment and credits (before-tax and minority interest)		$(4)					$(4)
Income tax (provision) benefit	$(138)	$(35)	$(15)		$(13)	$8	$(193)
Earnings (loss) before minority interest and equity earnings (loss) (4)	$1,433	$115	$59	$(3)	$44	$(150)	$1,498
Minority interests		$(1)				$(2)	$(3)
Equity in earnings (loss) of affiliated companies (5)	$582	$4	$2			$(9)	$579
Net income (loss)	$2,015	$118	$61	$(3)	$44	$(161)	$2,074
Investment in affiliated companies, at equity	$1,733	$19	$32			$213	$1,997
Segment assets (6)	$5,853	$1,105	$853	$292	$150	$235	$8,488
Capital expenditures	$883	$66	$67	$30	$16	$3	$1,065

For the year ended December 31, 2006
Net sales	$2,133	$1,729	$615	$386	$287	$24	$5,174
Depreciation (1)	$276	$157	$80	$35	$16	$6	$570
Amortization of purchased intangibles		$11					$11
Research, development and engineering expenses (2)	$101	$82	$121	$36	$8	$101	$449
Restructuring, impairment and other charges (before-tax and minority interest) (3)		$44		$6	$6		$56
Income tax (provision) benefit	$(121)	$(24)	$(7)	$(2)	$(4)	$6	$(152)
Earnings (loss) before minority interest and equity earnings (loss) (4)	$1,080	$14	$9	$20	$27	$(116)	$1,034
Minority interests		$(6)				$(5)	$(11)
Equity in earnings (loss) of affiliated companies (5)	$565	$5	$(1)			$39	$608
Net income (loss)	$1,645	$13	$8	$20	$27	$(82)	$1,631
Investment in affiliated companies, at equity	$1,382	$17	$30			$328	$1,757
Segment assets (6)	$4,752	$1,153	$844	$290	$143	$350	$7,532
Capital expenditures	$829	$67	$146	$22	$21		$1,085

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses includes direct project spending which is identifiable to a segment.
(3)	In 2008, restructuring, impairment and other charges and (credits) includes a charge of $22 million which was primarily comprised of severance costs for a restructuring plan in the Telecommunications segment. In 2006, restructuring, impairment and other charges and (credits) includes a charge of $44 million for certain assets in our Telecommunications segment.
(4)	Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales. In 2008, earnings (loss) before minority interest and equity earnings (loss) of the Display Technologies segment included a $12 million litigation settlement and a $14 million loss on the sale of a business in the All Other segment. In 2007, earnings (loss) before minority interest and equity earnings (loss) of the Telecommunications segment included a $19 million gain on the sale of the European submarine cabling business.
(5)	Equity in earnings of affiliated companies, net of impairments includes the following restructuring and impairment charges:
•	In 2007, $40 million related to related to impairments and other charges and credits for Samsung Corning is included in All Other.
•	In 2006, gains of $2 million related to impairments and other charges and credits for Samsung Corning is included in All Other.
(6)	Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

19.	Operating Segments (continued)

For the year ended December 31, 2008, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 65% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 24% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Specialty Materials segment, one customer accounted for 11% of segment sales.
•	In the Life Sciences segment, one customer accounted for 45% of segment sales.

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

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Years ended December 31,
	2008	2007	2006
Net income of reportable segments	$2,345	$2,235	$1,713
Non-reportable segments	(168)	(161)	(82)
Unallocated amounts:
Net financing costs (1)	15	36	1
Stock-based compensation expense	(118)	(138)	(127)
Exploratory research	(69)	(67)	(57)
Corporate contributions	(35)	(32)	(30)
Equity in earnings of affiliated companies, net of impairments (2)	382	363	352
Asbestos litigation (3)	340	(185)	2
Other corporate items (4)	2,565	99	83
Net income	$5,257	$2,150	$1,855

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2)	Equity in earnings of affiliated companies, net of impairments and taxes represents equity in earnings of Dow Corning Corporation which includes the following items:
•	In 2008, an $18 million charge representing our share of an other-than-temporary impairment of auction rate securities.
•	In 2006, a $33 million gain representing our share of a tax settlement relating to an IRS examination at Dow Corning.
(3)	In 2008, Corning reduced its liability for asbestos litigation by $327 million as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. Also, in 2008, Corning recorded a credit of $13 million to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan. In 2007, Corning recorded a charge of $185 million for the change in the estimated fair value of the components of the asbestos litigation liability under the terms of the 2003 plan. In 2006, Corning recorded a credit of $2 million for the change in the estimated fair value of the components of the asbestos litigation liability under the terms of the 2003 plan.
(4)	Other corporate items include the tax impact of the unallocated amounts and the following significant items:
•

In 2008, Corning released $2.5 billion of valuation allowances including $2.4 billion from a change in judgment about the realizability of U.S. deferred tax assets in future years and $115 million from a change in estimate regarding current-year U.S. taxable income. Also, we recorded a $40 million gain related to a favorable tax settlement with the Canadian Revenue Agency. Corning recorded net losses of $53 million on certain available-for-sale securities included in cash and short-term investments.

•

In 2007, a loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010 and a credit of $103 million from the release of a valuation allowance on German tax benefits.

•	In 2006, tax benefits of $83 million from the release of valuation allowances for certain foreign locations.

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):

	Years ended December 31,
	2008	2007	2006
Total assets of reportable segments	$10,338	$8,253	$7,182
Non-reportable segments	202	235	350
Unallocated amounts:
Current assets (1)	3,327	3,808	3,422
Investments (2)	980	1,039	765
Property, net (3)	1,027	981	794
Other non-current assets (4)	3,382	899	552
Total assets	$19,256	$15,215	$13,065

(1)	Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning Corporation).
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets and deferred taxes.

19.	Operating Segments (continued)

Information concerning principal geographic areas was as follows (in millions):

	2008		2007		2006
	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)	Net Sales	Long-Lived Assets (1)

North America
United States	$1,568	$4,455	$1,630	$4,256	$1,479	$3,377
Canada	113		132		117
Mexico	50	72	48	64	51	33
Total North America	1,731	4,527	1,810	4,320	1,647	3,410

Asia Pacific
Japan	803	1,784	670	1,025	579	781
Taiwan	1,966	2,678	1,932	1,906	1,667	1,873
China	293	372	296	151	199	87
Korea	57	1,960	79	1,865	86	1,636
Other	162	3	182	3	145	7
Total Asia Pacific	3,281	6,797	3,159	4,950	2,676	4,384

Europe
Germany	237	154	269	110	267	115
France	60	121	53	150	29	125
United Kingdom	95	14	73	27	110
Italy			32		28
Other	417	17	343	139	296	97
Total Europe	809	306	770	426	730	337

Latin America
Brazil	24		22		20
Other	11	15	10	15	12	15
Total Latin America	35	15	32	15	32	15

All Other	92	20	89	8	89	7
Total	$5,948	$11,665	$5,860	$9,719	$5,174	$8,153

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets. Assets in the U.S. and Korea include investments in Dow Corning Corporation and Samsung Corning Precision.

20.	Subsequent Events

On January 26, 2009 Corning committed to corporate-wide restructuring actions which will result in first quarter charges in the range of $115 million to $165 million pre-tax, in addition to the fourth quarter restructuring charges of $22 million. In total, Corning plans to reduce its workforce by 3,500 employees and expects to complete this restructuring plan by the end of 2009. Corning made the decision to restructure to adjust operations to reflect anticipated lower sales in 2009. The program will include a selective early retirement program, global workforce reductions and consolidation of manufacturing facilities. Total cash expenditures are expected to be roughly $105 million to $150 million primarily related to termination benefits.

On February 24, 2009, Dow Corning announced restructuring actions in response to current economic conditions that include the reduction of approximately 800, or 8%, of its global workforce. The impact of the restructuring charges to Corning’s first quarter equity earnings is expected to be in the range of $17 million to $26 million.

Corning Incorporated and Subsidiary Companies

Schedule II - Valuation Accounts and Reserves

(in millions)

Year ended December 31, 2008	Balance at Beginning of Period	Additions	Net Deductions And Other	Balance at End of Period

Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$3,181		$2,951	$230
Accumulated amortization of purchased intangible assets	$210		$6	$204
Reserves for accrued costs of business restructuring	$34	$19	$(19)	$34

Year ended December 31, 2007	Balance at Beginning of Period	Additions	Net Deductions And Other	Balance at End of Period

Doubtful accounts and allowances	$21		$1	$20
Deferred tax assets valuation allowance	$3,542		$361	$3,181
Accumulated amortization of purchased intangible assets	$229	$16	$35	$210
Reserves for accrued costs of business restructuring	$76		$42	$34

Year ended December 31, 2006	Balance at Beginning of Period	Additions	Net Deductions And Other	Balance at End of Period

Doubtful accounts and allowances	$24		$3	$21
Deferred tax assets valuation allowance	$3,672		$130	$3,542
Accumulated amortization of purchased intangible assets	$200	$29		$229
Reserves for accrued costs of business restructuring	$85	$6	$15	$76

Quarterly Operating Results

(unaudited)

(In millions, except per share amounts)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net sales	$1,617	$1,692	$1,555	$1,084	$5,948
Gross margin	$844	$852	$735	$307	$2,738
Restructuring, impairment and other charges	$(1)		$(2)	$22	$19
Asbestos litigation charges (credits)	$(327)	$9	$6	$(28)	$(340)
Income before income taxes, minority interests and equity earnings	$790	$463	$326	$(56)	$1,523
(Provision) benefit for income taxes	(66)	2,388	60	23	2,405
Minority interests	1				1
Equity in earnings of affiliated companies, net of impairments	304	360	382	282	1,328
Net income	$1,029	$3,211	$768	$249	$5,257

Basic earnings per common share	$0.66	$2.05	$0.49	$0.16	$3.37
Diluted earnings per common share	$0.64	$2.01	$0.49	$0.16	$3.32

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net sales	$1,307	$1,418	$1,553	$1,582	$5,860
Gross margin	$591	$659	$742	$757	$2,749
Restructuring, impairment and other charges		$(2)		$(2)	$(4)
Asbestos litigation charges (credits)	$110	$76	$(16)	$15	$185
Income before income taxes, minority interests and equity earnings	$167	$289	$445	$390	$1,291
(Provision) benefit for income taxes	(56)	(19)	(66)	61	(80)
Minority interests		(1)	(1)	(1)	(3)
Equity in earnings of affiliated companies, net of impairments	216	220	239	267	942
Net income	$327	$489	$617	$717	$2,150

Basic earnings per common share	$0.21	$0.31	$0.39	$0.46	$1.37
Diluted earnings per common share	$0.20	$0.30	$0.38	$0.45	$1.34

DOW CORNING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2008

DOW CORNING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors of

Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing depreciation effective January 1, 2008.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 5, 2009

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions of U.S. dollars, except for per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net Sales	$5,450.0	$4,943.1	$4,391.6

Operating Costs and Expenses:
Cost of sales	3,496.7	3,196.0	2,863.8
Marketing and administrative expenses	542.5	568.8	532.7

Total operating costs and expenses	4,039.2	3,764.8	3,396.5

Operating Income	1,410.8	1,178.3	995.1

Interest income	74.2	64.5	47.5
Other nonoperating (expense) income, net	(66.4)	22.2	14.3

Income before Income Taxes and Minority Interests	1,418.6	1,265.0	1,056.9

Income tax provision	495.9	410.6	276.6
Minority interests’ share in income	184.0	164.3	111.9

Net Income	$738.7	$690.1	$668.4

Weighted-Average Common Shares Outstanding (basic and diluted)	2.5	2.5	2.5

Net Income per Common Share (basic and diluted)	$295.48	$276.04	$267.36

Dividends Declared per Common Share	$164.80	$104.00	$72.00

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,281.7	$225.4
Marketable securities	-	1,487.2
Accounts receivable (net of allowance for doubtful accounts of $11.1 in 2008 and $9.0 in 2007)	525.2	675.9
Anticipated implant insurance receivable	20.9	70.9
Notes and other receivables	172.3	158.1
Inventories	932.0	702.9
Deferred income taxes	130.0	131.5
Other current assets	150.5	59.2

Total current assets	3,212.6	3,511.1

Property, Plant and Equipment	7,748.0	6,336.3
Less - Accumulated Depreciation	(3,992.1)	(3,793.9)

Net property, plant and equipment	3,755.9	2,542.4

Other Assets:
Marketable securities	1,109.0	80.3
Anticipated implant insurance receivable	34.6	60.1
Deferred income taxes	867.1	773.2
Intangible assets (net of accumulated amortization of $32.5 in 2008 and $23.0 in 2007)	42.5	40.9
Goodwill	72.6	75.4
Other	127.9	115.3

Total other assets	2,253.7	1,145.2

Total Assets	$9,222.2	$7,198.7

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$890.5	$24.3
Trade accounts payable	487.4	575.8
Accrued payrolls and employee benefits	184.0	263.8
Accrued taxes	96.1	57.9
Accrued interest	80.4	71.9
Current portion of implant reserve	-	49.9
Current deferred revenue	119.2	72.2
Other current liabilities	150.2	151.0

Total current liabilities	2,007.8	1,266.8

Other Liabilities:
Long-term debt	86.7	43.3
Implant reserve	1,597.6	1,608.3
Employee benefits	1,168.1	563.4
Deferred revenue	1,537.5	821.5
Other noncurrent liabilities	85.1	151.6

Total other liabilities	4,475.0	3,188.1

Minority Interest in Consolidated Subsidiaries	508.9	383.3

Stockholders’ Equity:
Common stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	2,760.3	2,433.6
Accumulated other comprehensive loss:
Cumulative translation adjustment	195.2	181.1
Pension and other postretirement benefit adjustments	(629.6)	(264.5)
Other equity adjustments	(107.9)	(2.2)

Total accumulated other comprehensive loss	(542.3)	(85.6)

Total stockholders’ equity	2,230.5	2,360.5

Total Liabilities and Stockholders’ Equity	$9,222.2	$7,198.7

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Year ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$738.7	$690.1	$668.4
Depreciation and amortization	223.5	244.8	217.9
Changes in deferred revenue, net	763.0	543.1	239.3
Minority interests’ share in income	184.0	164.3	111.9
Changes in deferred taxes, net	90.8	29.9	54.7
Other, net	59.0	25.3	(1.3)
Changes in operating assets and liabilities
Changes in accounts and notes receivable	25.2	(14.9)	(144.0)
Changes in accounts payable	(83.2)	121.2	56.4
Changes in inventory	(214.1)	(131.4)	(61.7)
Changes in other operating assets and liabilities	(102.3)	23.5	(100.5)
Cash Flows Related to Reorganization:
Reorganization costs, net	(5.7)	(3.7)	(2.8)
Implant reserve and other payments	(67.6)	(46.3)	(67.7)
Payments under co-insurance arrangement	(16.6)	(7.5)	(13.9)
Implant insurance reimbursements	81.5	53.8	80.6

Cash provided by operating activities	1,676.2	1,692.2	1,037.3

Cash Flows from Investing Activities:
Capital expenditures	(1,370.2)	(1,080.4)	(511.6)
Proceeds from sales and maturities of securities	1,226.7	5,488.6	5,060.4
Purchases of securities	(938.1)	(5,744.4)	(5,281.6)
Other, net	45.3	(23.1)	(36.7)

Cash used in investing activities	(1,036.3)	(1,359.3)	(769.5)

Cash Flows from Financing Activities:
Increase in (payments of) long-term debt	19.1	(1.0)	(11.9)
Change in short-term borrowings	869.8	(17.6)	15.1
Distributions to minority shareholders	(91.5)	(86.8)	(22.7)
Cash received from minority shareholders	41.0	-	40.2
Dividends paid to stockholders	(412.0)	(260.0)	(180.0)

Cash provided by (used in) financing activities	426.4	(365.4)	(159.3)

Effect of Exchange Rate Changes on Cash	(10.0)	5.9	5.9

Changes in Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	1,056.3	(26.6)	114.4
Cash and cash equivalents at beginning of period	225.4	252.0	137.6

Cash and cash equivalents at end of period	$1,281.7	$225.4	$252.0

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions of U.S. dollars)

	Year ended December 31,
	2008	2007	2006
Common Stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)
Balance at beginning and end of year	$12.5	$12.5	$12.5

Retained Earnings
Balance at beginning of year	2,433.6	2,003.2	1,514.8
Adoption of FASB Interpretation No. 48	-	0.3	-
Net income	738.7	690.1	668.4
Common stock dividends declared	(412.0)	(260.0)	(180.0)

Balance at end of year	2,760.3	2,433.6	2,003.2

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment balance at beginning of year	181.1	99.5	35.1
Translation adjustments	14.1	81.6	64.4

Balance at end of year	195.2	181.1	99.5

Pension and other postretirement benefit adjustments at beginning of year	(264.5)	(243.6)	(131.1)
Pension and other postretirement benefit adjustments	(575.9)	(36.4)	-
Additional minimum liability	-	-	115.6
Income tax benefit (provision)	210.8	15.5	(39.9)
Adoption of FASB Statement No. 158, net of tax of $103.2	-	-	(188.2)

Balance at end of year	(629.6)	(264.5)	(243.6)

Other equity adjustments balance at beginning of year	(2.2)	(8.4)	9.1
Unrealized (loss) gain on cash flow hedges	(28.0)	11.2	(28.2)
Unrealized (loss) gain on available-for-sale securities	(88.0)	0.4	0.6
Income tax benefit (provision)	10.3	(5.4)	10.1

Balance at end of year	(107.9)	(2.2)	(8.4)

Total Accumulated Other Comprehensive Loss	(542.3)	(85.6)	(152.5)

Stockholders’ Equity	$2,230.5	$2,360.5	$1,863.2

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions of U.S. dollars)

	Year ended December 31,
	2008	2007	2006
Net Income	$738.7	$690.1	$668.4

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	14.1	81.6	64.4
Unrealized net (loss) gain on available for sale securities	(88.0)	0.1	0.3
(net of tax of $0.0, $(0.3), $0.2))
Net (loss) gain on cash flow hedges	(17.7)	6.1	(17.8)
(net of tax of $10.3, $(5.1), $10.3)
Pension and other postretirement benefit adjustments	(365.1)	(20.9)	75.7
(net of tax of $210.8, $15.5, $(39.9))

Other comprehensive (loss) income, net of tax	(456.7)	66.9	122.6

Comprehensive Income	$282.0	$757.0	$791.0

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except where noted)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Dow Corning Corporation (“Dow Corning”) was incorporated in 1943 by Corning Glass Works, now Corning Incorporated (“Corning”), and The Dow Chemical Company (“Dow Chemical”) for the purpose of developing and producing polymers and other materials based on silicon chemistry. Dow Corning operates in various countries around the world through numerous wholly owned or majority owned subsidiary corporations (hereinafter, the consolidated operations of Dow Corning and its subsidiaries may be referred to as the “Company”).

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

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities in the United States, Belgium, China, Germany, Japan, South Korea and the United Kingdom. The Company also operates technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Certain prior year items have been reclassified to conform to the 2008 presentation.

Bankruptcy Proceedings

On May 15, 1995, the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division in order to resolve the Company’s breast implant liabilities and related matters. The Company emerged from its Chapter 11 proceeding on June 1, 2004. Upon emergence from the Company’s Chapter 11 proceeding, the Company was not subject to “fresh start” reporting as defined in American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 90-7. See Note 12 for further information on this matter.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of ninety days or less. The carrying amounts for cash equivalents approximate their fair values. Cash equivalents are measured using Level 1 inputs as defined by Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements.

Inventories

The value of inventories is determined using lower of cost or market as the basis. Produced goods are valued using a first-in, first-out cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology. See Note 4 for further information.

Property and Depreciation

Property, plant and equipment are carried at cost less any impairment and are depreciated over estimated useful lives using the straight-line method. The Company periodically monitors actual experience to determine whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, plant and equipment. Engineering and other costs directly related to the construction of property, plant and equipment are capitalized as construction in progress until construction is complete and such property, plant and equipment is ready and available to perform its specifically assigned function. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. If an asset is determined to be impaired, the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred.

Effective January 1, 2008, the Company changed its deprecation method for its property, plant and equipment from accelerated methods to straight-line. The change was accounted for as a change in estimate effected by a change in accounting principle and applied prospectively in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The straight-line method is preferable because it will better allocate the cost of assets to the pattern of consumption due to technological advances and improved maintenance systems and processes which have occurred over time. The change increased pre-tax income by $43.0 and increased net income by $27.1 for the year ended December 31, 2008.

Effective October 1, 2008, the Company changed the useful lives of certain property, plant and equipment as a result of the Company’s historical experience which demonstrated longer useful lives for certain classes of assets. The change was accounted for as a change in estimate and applied prospectively in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The effect of the change to depreciation expense increased pre-tax income by $21.7 and increased net income by $13.7 for the year ended December 31, 2008.

The Company capitalizes the costs of internal-use software in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amounts capitalized during the years ended December 31, 2008 and 2007 were $9.7 and $11.5, respectively. As of December 31, 2008 and 2007, unamortized software costs were $10.2 and $11.0, respectively. Amortization expense of $10.5, $7.4 and $6.9 were recognized during the years ended December 31, 2008, 2007 and 2006, respectively, related to such capitalized software costs.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. See Note 7 for further information.

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FIN No. 47, Accounting for Conditional Asset Retirement Obligations. SFAS No. 143 requires companies to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists. These obligations may result from acquisition, construction, or the normal operation of a long-lived asset. The Company records asset retirement obligations at fair value in the period in which they are incurred. As of December 31, 2008 and 2007, the Company had noncurrent liabilities of $7.5 and $7.0, respectively, for asset retirement obligations primarily related to landfill closure costs recorded in the consolidated balance sheets as “Other noncurrent liabilities.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In addition, the Company has identified conditional asset retirement obligations, such as for the removal of asbestos and records such obligations when there are plans in place to undertake major renovations or plans to exit a facility. Due to the nature of the Company’s operations, the Company believes that there is an indeterminate settlement date for the existing conditional asset retirement obligations as the range of time over which the Company may settle the obligation is unknown or cannot be estimated. Therefore, the Company cannot reasonably estimate the fair value of the liability.

Marketable Securities

The Company accounts for investments in debt and equity securities in conformity with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the use of fair value accounting for trading or available for sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” in the consolidated balance sheets. All such investments are considered to be available for sale. If the decline in fair value of an investment in debt or equity securities is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive income/(loss)”. For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company’s policy is to purchase investment grade securities. See Note 3 for further information.

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

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company completed its tests for impairment of goodwill during the three month period ended September 30, 2008. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. See Note 8 for further information.

Revenue

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectability is reasonably assured. Revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts. Amounts billed to customers in excess of amounts recognized as revenue are reported as deferred revenue in the consolidated balance sheets. See Note 10 for further information. The Company’s revenue recognition policies comply with the interpretative guidance in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements.

Shipping Costs

Shipping costs are primarily comprised of payments to third party shippers. The Company records shipping costs incurred as a component of “Cost of sales” in the consolidated statements of income. Shipping costs totaled $151.0 $134.3 and $117.1 for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in “Cost of sales” in the consolidated statements of income. These costs totaled $227.6 in 2008, $229.5 in 2007 and $197.7 in 2006 and were comprised primarily of labor costs, outside services and depreciation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in conformity with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. Further, the Company recognizes tax liabilities stemming from uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109. At December 31, 2008 and 2007, the Company had net deferred tax asset balances of $995.4 and $902.6, respectively, after valuation allowances of $104.7 and $30.0, respectively. For additional information, see Note 5.

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Since the Company conducts business in many countries, these fluctuations affect the Company’s consolidated financial position and results of operations. The Company accounts for these fluctuations in accordance with SFAS No. 52, Foreign Currency Translation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The majority of currency derivative instruments entered into by the Company are not designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Net foreign currency gains and losses recognized in income, which include changes in the fair value of such currency derivatives as well as foreign exchange gains and losses on monetary assets and liabilities of the Company, amounted to gains of $1.2 in 2008, gains of $9.3 in 2007 and losses of $0.4 in 2006.

Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. See Note 6 for further information.

Litigation

The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to mitigate the impact, if any, of certain of the legal proceedings. The required reserves may change in the future due to new developments in each matter. See Notes 12 and 13 for further information.

Environmental Matters

The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The recorded liabilities are adjusted periodically, as remediation efforts progress or as additional technical or legal information becomes available. See Note 13 for further information.

New Accounting Standards

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP is effective for financial statements issued for fiscal years ending after December 14, 2008. See Note 9 for further information.

Also, in December 2008, the FASB issued FSP 132(R)-1 which amends SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP 132(R)-1 requires expanded disclosures about plan assets. The FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. This FSP will not have an impact on the Company’s financial position and results of operations.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 provides additional guidance about valuing assets in an illiquid market. The FSP is effective upon issuance, October 10, 2008. The adoption of FSP 157-3 did not have a material impact on the Company’s financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Lives of Intangible Assets. FSP 142-3 changes the assumptions to be used by the Company when determining the useful lives of intangible assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact of adoption of FSP 142-3 on the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment to Statement No. 133. SFAS No. 161 requires additional disclosures regarding the Company’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company expects to adopt SFAS No. 161 for the interim period ending March 31, 2009. This statement will not have an impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for the Purpose of Lease Classification or Measurement under Statement 13. FSP 157-1 provides a scope exception for the applicability of SFAS No. 157 to fair values used in determining the classifications of leases. FSP 157-1 was effective upon the adoption of SFAS No. 157, Fair Value Measurements. The adoption of FSP 157-1 did not have a material impact on the Company’s financial position and results of operations.

Also in February 2008, the FASB issued FSP 157-2, Effective Date of SFAS No. 157. This FSP defers the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not disclosed on a recurring basis. FSP 157-2 was effective upon issuance. The Company is in the process of evaluating the impact of applying SFAS No. 157 to nonfinancial assets and liabilities on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 changes the classification of ownership interests in subsidiaries held by parties other than the parent to a separate component of equity. SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 160 on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities including an Amendment of FASB Statement No. 115. SFAS No. 159 provides an option for valuing many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the Fair Value Option for any financial instruments; therefore, SFAS No. 159 had no impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should measure fair value when use of a fair value measure for recognition or disclosure purposes is required by accounting principles generally accepted in the United States. The Company adopted the required provisions of SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations. See Notes 3, 6 and 9 for further information.

NOTE 3 – INVESTMENTS

Investments reflected in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets at December 31, 2008 and 2007 were $1,109.0 and $1,567.5, respectively. These investments have been classified as available for sale in conformity with SFAS No. 115.

The amortized cost, gross unrealized gains, gross unrealized losses and market value of the investments consisted of the following:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Debt Securities
Auction rate securities backed by student loans	$1,122.1	$-	$(80.1)	$1,042.0
Auction rate preferred securities and other	148.6	-	(85.1)	63.5

Total Debt Securities	$1,270.7	$-	$(165.2)	$1,105.5

Foreign Equity Securities	$1.9	$0.7	$(0.2)	$2.4
Other	1.1	-	-	1.1

Total Marketable Securities	$1,273.7	$0.7	$(165.4)	$1,109.0

NOTE 3 – INVESTMENTS (Continued)

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Debt Securities
Auction rate securities backed by student loans	$1,223.7	$-	$-	$1,223.7
Auction rate preferred securities and other	339.7	0.5	-	340.2

Total Debt Securities	$1,563.4	$0.5	$-	$1,563.9

Foreign Equity Securities	$1.6	$1.1	$-	$2.7
Other	0.9	-	-	0.9

Total Marketable Securities	$1,565.9	$1.6	$-	$1,567.5

As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 inputs are unadjusted, quoted prices for identical assets or liabilities in active markets. Level 2 inputs are quoted prices, not included in Level 1, that are either directly or indirectly observable, including quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs are unobservable inputs and include the Company’s assumptions that may be considered by market participants.

The classifications were as follows:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets at fair value
Available for sale securities	$7.5	$0.9	$1,100.6	$1,109.0

Total assets at fair value	$7.5	$0.9	$1,100.6	$1,109.0

The changes in fair value of Level 3 assets were as follows:

Fair Value
Balance at January 1, 2008	$-
Transfers in to Level 3	1,387.0
Transfers out of Level 3	(51.5)
Unrealized losses included in Other Comprehensive Income	(114.5)
Sales of assets classified as Level 3	(120.4)

Balance at December 31, 2008	$1,100.6

Level 3 available for sale securities were sold or redeemed for $120.4 during the year ended December 31, 2008. These sales and redemptions related to securities backed by student loans. In each case, the sale or redemption was at par. Certain issuers of these securities continue to provide indications of intent to redeem at par through various refinancing vehicles.

The contractual maturities of the debt securities, excluding perpetual preferred securities, were as follows:

	December 31,
	2008	2007
Mature in one year or less	$-	$43.3
Mature after one year through five years	60.7	126.8
Mature after five years	1,002.6	1,213.0

Total debt securities	$1,063.3	$1,383.1

NOTE 3 – INVESTMENTS (Continued)

Auction Rate Securities

As of December 31, 2008, the Company held auction rate securities of $1,101.5 included in the consolidated balance sheet. These securities consisted principally of revenue bonds backed by student loans that are guaranteed by the U. S. Government, revenue bonds backed by insured student loans and bundled preferred equity securities.

Historically, the carrying value of the auction rate securities approximated fair value. The Company had experienced a long history of successful auctions. However, in mid-February 2008, auctions began to fail and continued to fail for virtually all of these securities because there were an insufficient number of buy bids. Upon failure of an auction, the Company is required to hold the security until the next auction date at a contractually predetermined interest rate generally higher than the risk-free treasury rate. A failed auction reduces the immediate liquidity of the Company, since there are currently no secondary markets for the auction rate securities held by the Company. Since the Company does not know when a market will return or develop, securities valued at $1,101.5 were classified as noncurrent assets as of December 31, 2008. Management believes the Company has sufficient sources of liquidity to fund its operations, capital expenditure plan, breast implant settlement liabilities and shareholder dividends through cash on hand, cash generated by operations or access to credit markets.

Due to the absence of observable prices in an active market for the same or similar securities, the fair value of $1,100.6 of the securities was based on a discounted cash flow analysis using forecasts of future cash flows and interest rates. The data used for the forecasts included benchmark interest rates such as LIBOR and U.S. Treasury rates, commercial paper rates and other interest rate indices reflecting market required rates of return. The valuation considered variable coupon payments, the restriction in liquidity due to failed auctions, the credit risk related to each group of securities and the probability of recovery or replacement of the auction rate securities market. Other considerations also included the nature of the collateralizations, guarantees, contractual structures of the securities and issuers’ indication of intent to redeem. In accordance with SFAS No. 157, the auction rate securities were included in Level 3 at December 31, 2008 because certain of the cash flow model inputs were not readily observable.

Auction Rate Securities backed by Student Loans

The Company held revenue bonds backed by student loans valued at $1,042.0 included in the consolidated balance sheet as of December 31, 2008. The securities had the following credit ratings: AAA – 92%, AA- – 2%, A – 6%. These auction rate securities were variable rate debt instruments with underlying securities that have contractual maturities that range from 1 to 35 years and whose interest rates are reset every 28 to 35 days through an auction process. Since the auctions have failed, default interest rates are applicable and each issuer has continued to pay required interest payments. Because the fair value of these securities was lower than the carrying value, an unrealized loss of $56.8, net of the minority interests’ share of $23.3, was recorded in “Accumulated other comprehensive loss” in the year ended December 31, 2008.

Auction Rate Preferred Securities

The Company held auction rate securities backed by preferred equity securities valued at $58.6 included in the consolidated balance sheets as of December 31, 2008. The securities had the following ratings: AAA – 25%, A+ – 10%, A – 21%, A- – 7% and BBB+ – 37%. The interest rates reset on these variable rate equity instruments every 45 to 90 days through an auction process. Since the auctions have failed, default dividend allocation methods were in effect. The issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices. Because the fair value of these securities was lower than the carrying value, an unrealized loss of $30.3, net of the minority interests’ share of $4.1 was recorded in “Accumulated other comprehensive loss” in the year ended December 31, 2008.

In addition, the Company held auction rate preferred securities with a par value of $51.5 issued by Fannie Mae and Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency announced that it was placing Fannie Mae and Freddie Mac under conservatorship and the payments of dividends on the preferred securities of the type owned by the Company were suspended. Accordingly, management believes the fair value of these securities is impaired and that this impairment is other-than-temporary. The fair value of these securities was $0.9 as of December 31, 2008. The securities were valued using Level 2 inputs and transferred out of Level 3 during the three months ended September 30, 2008. An unrealized loss of $50.6 was included in “Other nonoperating income (expense), net.” Net income was reduced by $37.0, net of the minority interests’ share of $13.6. The recognition of the unrealized loss resulted in a tax benefit of $18.4 in the twelve months ended December 31, 2008. The Company recorded a valuation allowance since the tax benefit is unlikely to be realized which increased the effective tax rate by 1.3%.

NOTE 3 – INVESTMENTS (Continued)

Classification of Unrealized Losses

In determining that the unrealized losses related to auction rate securities backed by student loans and auction rate preferred securities were not other-than-temporary, the Company considered several factors. These factors included the financial condition and prospects of the issuer, expected continuation of interest and dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position, the credit rating of the security and the Company’s ability and intent to hold these securities until the anticipated recovery in market value occurs. Total unrealized losses of $87.1, net of $27.4 for the minority interests’ share, related to auction rate securities were included in “Accumulated Other Comprehensive Loss” in the consolidated balance sheet as of December 31, 2008. The fair value of these securities could be subject to further adjustments in the future if indicated by either observable prices in an active market or a change in the results of valuations. Temporary declines in value would impact other comprehensive income; while other than temporary write-downs would impact earnings.

NOTE 4 – INVENTORIES

The value of inventories is determined using the lower of cost or market as the basis. Produced goods are valued using a first-in, first-out (FIFO) cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology.

The following table provides a breakdown of inventories:

	December 31,
	2008	2007
Produced goods	$731.6	$580.6
Purchased materials	133.0	76.8
Maintenance and supplies	67.4	45.5

Total Inventory	$932.0	$702.9

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

NOTE 5 – INCOME TAXES

The components of income before income taxes and minority interests were as follows:

	Year Ended December 31,
	2008	2007	2006
Income Before Income Taxes and Minority Interests
Domestic	$1,219.1	$1,065.2	$915.6
Foreign	199.5	199.8	141.3

Total Income Before Income Taxes and Minority Interests	$1,418.6	$1,265.0	$1,056.9

NOTE 5 – INCOME TAXES Continued)

The components of the income tax provision were as follows:

	Period Ended December 31,
	2008			2007
	Current	Deferred	Total	Current	Deferred	Total
Provision for Income Taxes:
Domestic	$328.8	$89.3	$418.1	$310.0	$22.6	$332.6
Foreign	76.3	1.5	77.8	70.7	7.3	78.0

Total Provision for Income Taxes	$405.1	$90.8	$495.9	$380.7	$29.9	$410.6

	2006
	Current	Deferred	Total
Provision for Income Taxes:
Domestic	$169.0	$52.3	$221.3
Foreign	52.9	2.4	55.3

Total Provision for Income Taxes	$221.9	$54.7	$276.6

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2008	2007
Deferred Tax Assets:
Implant costs	$572.0	$571.7
Accruals and other	179.2	123.3
Postretirement benefit obligations	399.4	209.4
Inventories	40.4	27.5
Long-term debt	32.7	34.0
Tax loss carryforwards	96.9	154.8

Total Deferred Tax Assets	$1,320.6	$1,120.7
Deferred Tax Liabilities:
Property, plant and equipment	(220.5)	(188.1)

Net Deferred Tax Asset Prior to Valuation Allowance	$1,100.1	$932.6
Less: Valuation Allowance	(104.7)	(30.0)

Net Deferred Tax Asset	$995.4	$902.6

Management believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in SFAS No. 109. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards at December 31, 2008 amounted to $96.9 compared to $154.8 at the end of 2007. Substantially all of the tax effected operating loss carryforwards are subject to an indefinite carryforward period and were generated by the Company’s subsidiary in the United Kingdom. There is an unlimited carryforward of net operating losses in the United Kingdom and management has determined that no valuation allowance is needed for these net operating losses.

NOTE 5 – INCOME TAXES (Continued)

The valuation allowance of $104.7 at December 31, 2008 includes $4.8 attributable to the inability to utilize net operating loss carryforwards from the Company’s subsidiaries of $2.3 in Ireland, $1.5 in China, $0.6 in France and $0.4 in the Netherlands. The operating loss carryforwards in Ireland, France and the Netherlands have indefinite carryforward periods. The operating loss carryforward period in China is five years. The majority of the remaining valuation allowance is attributable to realized and unrealized capital losses on marketable securities of $60.4 and $38.7 from Chinese subsidiaries that are in the initial start-up phase of operations.

Cash paid during the year for income taxes, net of refunds received, was $399.8 in 2008, $360.7 in 2007 and $316.2 in 2006.

The income tax provision at the effective rate may differ from the income tax provision at the United States federal statutory tax rate. A reconciliation of the tax rate is illustrated in the following table:

	Year Ended December 31,
	2008	2007	2006
Income Tax Provision at Statutory Rate	$496.5	$442.7	$369.9
Foreign provisions and related items	9.1	(4.4)	5.5
Change in foreign tax rates	0.5	13.5	-
Extra territorial income	-	-	(15.9)
Domestic manufacturing deduction	(21.1)	(21.3)	(7.2)
U.S. tax effect of foreign earnings and dividends	1.3	(6.6)	1.1
State income taxes	13.1	8.7	10.0
Tax exempt interest income	(19.0)	(15.8)	(11.7)
Audit settlement	(7.0)	-	(66.6)
Valuation allowance on capital losses	19.4	-	-
Other, net	3.1	(6.2)	(8.5)

Total Income Tax Provision at Effective Rate	$495.9	$410.6	$276.6

Effective Rate	35.0%	32.5%	26.2%

During 2008, the Company settled a United States Internal Revenue Service (“IRS”) audit for the 2004 and 2005 calendar years. This settlement resulted in a $7.0 reduction in the income tax provision for the year ended December 31, 2008. In July 2008, the United Kingdom tax authority enacted a new tax law that resulted in a reduction in tax liability of $9.1 recognized in the year ended December 31, 2008.

In May 1999, the Company received a Statutory Notice of Deficiency (the “Notice”) from the IRS. The Notice asserted tax deficiencies totaling approximately $65.3 relating to the Company’s consolidated federal income tax returns for the 1995 and 1996 calendar years. In August 2004, the Company received a Notice of Proposed Adjustment (the “Adjustment Notice”) from the IRS related to the Company’s consolidated federal income tax returns for the 1997, 1998 and 1999 calendar years. The Adjustment Notice asserted tax deficiencies totaling approximately $116.9. The issues addressed in the Notice and the Adjustment Notice, along with related issues for the periods 2000 through 2003, were settled with the IRS during the year ended December 31, 2006 for approximately $13.5 in conjunction with the completion of the IRS audit covering the periods 1992 through 2003 (the “IRS Audit”). Based upon established reserves, the resolution of the IRS Audit resulted in a $66.6 reduction in “Income tax provision” as reported in the consolidated statements of income for the year ended December 31, 2006.

As of December 31, 2008, income and remittance taxes have not been recorded on $411.2 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examination by tax authorities for years before 2005.

NOTE 5 – INCOME TAXES (Continued)

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

Year
Japan	2007
Korea	2007
Belgium	2006
United Kingdom	2006
United States	2005
Germany	2005
France	2004
China	2003

The IRS commenced an examination of the Company’s U.S. income tax returns for 2006 and 2007 during 2008. The Company is also participating in the IRS Compliance Assurance Process (“CAP”) for the 2008 tax year. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. Management anticipates that these audits will be closed during 2009. As of December 31, 2008, no jurisdiction has proposed any significant adjustments to the Company’s tax returns that would materially affect the Company’s financial position. In addition, the effect of any proposed adjustment would either be offset by overpayments currently on deposit with the appropriate jurisdictions or would be immaterial. The Company anticipates that no additional payments will be made during 2009 related to any audit activity, and that any changes to its liability for unrecognized tax benefits would be immaterial.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $0.3 decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2008	2007
Unrecognized tax benefits as of January 1	$18.8	$9.8
Additions based on tax positions related to the current year	1.6	2.7
Additions for tax positions of prior years	1.4	7.5
Reductions for tax positions of prior years	(1.3)	(1.2)
Settlements	(3.8)	-

Balance as of December 31	$16.7	$18.8

As of December 31, 2008, the Company had approximately $16.7 total gross unrecognized tax benefits. Of this total, $13.1, net of the federal benefit on state issues, represents the amounts of the unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized approximately $1.0 and $0.6 in interest and penalties. The Company had approximately $3.6 and $3.1 accrued for the payment of interest and penalties as of December  31, 2008 and 2007, respectively.

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses forward exchange contracts and options to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. The maturities of these contracts and options do not exceed one year. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized losses of $1.1 at December 31, 2008 and $3.4 at December 31, 2007. The fair value of the Company’s forward exchange contracts and options is based principally on quoted market prices. The results of these hedges are reflected in the consolidated statements of income as “Other nonoperating income, net.” Cash flows from such derivatives are a component of cash flows from investing activities in the consolidated statements of cash flows.

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The Company also uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized losses of $19.3 and $0.7 at December 31, 2008 and 2007, respectively. The forward contracts and options outstanding at December 31, 2008 hedge forecasted transactions expected to occur within the next 26 months. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated Other Comprehensive Loss” in the Company’s consolidated balance sheets until the underlying hedged item impacts earnings. Cash flows from such derivatives are a component of cash flows from operating activities in the consolidated statements of cash flows. Net losses of $13.2 ($8.3 after tax) are expected to be reclassified from accumulated other comprehensive loss to the consolidated statements of income and included as part of cost of sales in the next 12 months.

Forward exchange options are also used to hedge specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of “Accumulated Other Comprehensive Loss” in the consolidated balance sheets until the forecasted transaction occurs. The carrying amounts, which represent fair values, of these options were net unrealized losses of $12.2 and $3.4 at December 31, 2008 and 2007, respectively. The options outstanding at December 31, 2008 hedge forecasted transactions expected to occur within the next 12 months. Cash flows from such derivatives are a component of cash flows from operating activities in the consolidated statements of cash flows. Net losses of $11.2 ($7.1 after tax) are expected to be reclassified from accumulated other comprehensive loss to the consolidated statements of income and included as part of other nonoperating income, net during the next 12 months.

Derivative options held by the Company as of December 31, 2008 were valued using observable market inputs and the Black-Scholes model. Forward contracts were also valued using observable market inputs. The inputs used in valuation were considered Level 2 because the inputs are readily observable for the derivative asset or liability.

The amounts below are prior to consideration of counterparty netting arrangements. The net assets and liabilities are recorded in “Other current assets” and “Other current liabilities” in the consolidated balance sheets, accordingly:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets at fair value
Derivative contracts	$-	$14.7	$-	$14.7

Total assets at fair value	$-	$14.7	$-	$14.7

Liabilities at fair value
Derivative contracts	$-	$(45.3)	$-	$(45.3)

Total liabilities at fair value	$-	$(45.3)	$-	$(45.3)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The following table provides a breakdown of property, plant and equipment balances:

	Estimated Useful Life (Years)	December 31,
		2008	2007
Land	-	$109.0	$95.2
Land improvements	11-20	213.6	153.2
Buildings	18-33	1,302.9	1,007.0
Machinery and equipment	3-25	4,842.2	3,967.0
Construction-in-progress	-	1,280.3	1,113.9

Total property, plant and equipment		$7,748.0	$6,336.3
Accumulated depreciation		(3,992.1)	(3,793.9)

Net property, plant and equipment		$3,755.9	$2,542.4

The Company recorded depreciation expense of $218.4, $240.2 and $213.2 for the years ended December 31, 2008, 2007 and 2006, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2008, 2007 and 2006 was $32.8, $8.6 and $7.6, respectively. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 12 for additional details on interest payable to the Company’s commercial creditors.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross and net amounts of intangible assets, excluding goodwill were:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$10.9	$(2.7)	$8.2
Customer/Distributor relationships	27.7	(14.4)	13.3
Completed technology	13.8	(5.3)	8.5
Other	22.6	(10.1)	12.5

Total	$75.0	$(32.5)	$42.5

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$9.8	$(2.5)	$7.3
Customer/Distributor relationships	22.9	(9.2)	13.7
Completed technology	11.2	(3.3)	7.9
Other	20.0	(8.0)	12.0

Total	$63.9	$(23.0)	$40.9

The Company recorded amortization expense related to these intangible assets of $5.1, $4.6 and $4.7 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows:

2009	$6.4
2010	6.3
2011	3.0
2012	2.5
2013	2.5

The changes in the carrying amount of goodwill are as follows:

	December 31,
	2008	2007
Beginning balance	$75.4	$68.0
Disposals	-	(0.4)
Translation and other	(2.8)	7.8

Total ending balance	$72.6	$75.4

NOTE 9 – NOTES PAYABLE AND CREDIT FACILITIES

The Company has a $500.0 revolving credit arrangement which expires in 2011. The revolving credit agreement allows for borrowing in various currencies for general corporate purposes of the Company and its subsidiaries and requires the payment of commitment fees. The credit arrangement sets the interest rate at LIBOR at the time of borrowing plus a margin representing a credit spread, which is reset quarterly. The Company is subject to certain debt covenants, including leverage and interest coverage ratios, related to this credit arrangement. As of December 31, 2008 the Company had borrowed the maximum allowed under this credit arrangement. Management believes this action provided adequate liquidity to the Company, despite recent liquidity issues in the broader credit markets, including but not limited to auction failures of the Company’s marketable securities. As of December 31, 2007, this credit arrangement was unused. The Company also had outstanding short-term debt of $300.7 in Asia. The borrowings in Asia consisted of $80.0 denominated in U.S. dollars with an interest rate of LIBOR plus 120 to 250 basis points. The remaining borrowings in Asia are denominated in Renminbi with an interest rate generally set by the People’s Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 4.82% at December 31, 2008.

NOTE 9 – NOTES PAYABLE AND CREDIT FACILITIES (Continued)

Since the interest rates for the borrowings in the U.S. and Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value. Based on current cash flow projections, management believes that the outstanding balances of short-term debt will be repaid within one year.

In addition, the Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2008 and 2007 with various U.S. and foreign banks totaling $323.1 and $75.5, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

Accounts Receivable Securitizations

Dow Corning Toray (“DCT”) maintains an accounts receivable securitization facility with its primary bank. The discount rate under this facility is TIBOR plus 0.15%. DCT sold accounts receivable in the amount of $233.8 to such bank in exchange for $233.7 during 2008. Under the facility, DCT continues to collect the receivables from the customer but retains no interest in the accounts receivable. The facility agreement does not permit DCT to transfer the accounts receivable to any other institution and DCT is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to DCT. As of December 31, 2008, $25.7 remained outstanding under the facility.

Additionally, the Company entered into a short term borrowing facility securitized by accounts receivable in the U.S. which expires in 2011. Under the agreement, the bank holds interest in $82.4 of the Company’s accounts receivable as of December 31, 2008. The related trade accounts receivable continue to be collected by the Company and may not be transferred or used as collateral in any other arrangement. The restricted assets have been reclassified to “Other current assets” in the Company’s consolidated balance sheets and a $75.0 note payable has been recorded in “Current maturities of long term debt and notes payable” as of December 31, 2008. The discount rate under this facility is based on commercial paper pool rates and was 4.39% as of December 31, 2008. The expense recorded for this facility as of December 31, 2008 was $0.4. The facility requires the payment of commitment fees on the unused portion. The Company is subject to certain debt covenants, including leverage and interest coverage ratios, related to this credit arrangement.

The counterparties for both accounts receivables facilities are financial institutions that specialize in receivables securitization transactions. They are financed through the issuance of commercial paper. The Company’s securitized accounts receivable comprised less than 5% of the total commercial paper issuance of each special purpose entity.

Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
Long-Term Debt
Variable rate notes due 2013
7.35% at December 31, 2008	$21.9	$-
Variable rate bonds due 2019
1.00% at December 31, 2008	5.2	5.4
Other obligations and capital leases
3.82-6.40% at December 31, 2008	63.3	40.2

Total Long-Term Debt	$90.4	$45.6
Less - payments due within one year	3.7	2.3

Total Long-Term Debt Due after one year	$86.7	$43.3

The fair value of the Company’s long-term debt, including the portion due within one year, approximated its book value of $90.4 at December 31, 2008. At December 31, 2007, the fair value of the long-term debt, including the portion due within one year, approximated the book value of $45.6.

Annual aggregate maturities of the long-term debt of the Company are: $3.7 in 2009, $10.1 in 2010, $10.4 in 2011, $10.6 in 2012, $55.6 thereafter.

Cash paid during the year for interest was $24.1 in 2008, $4.7 in 2007 and $5.7 in 2006.

NOTE 10 – DEFERRED REVENUE

The Company enters into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. The product sales agreements extend over various periods and the revenue associated with the agreements is recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology are included as deferred revenue in the consolidated balance sheets.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2008 and 2007, advanced payments of $770.2 and $554.8, respectively, were received by the Company. These amounts are recorded as deferred revenue and are recognized as income ratably on a per kilogram basis as products are shipped over the life of the agreements. The Company expects to receive advanced payments of $973.1 in the next twelve months and $758.4 in periods thereafter. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments.

Deferred revenue included in the consolidated balance sheets as of December 31, 2008 and 2007 was $1,656.7 and $893.7, respectively. The current portion of $119.2 and $72.2 was recorded as “Current deferred revenue” in the consolidated balance sheets as of December 31, 2008 and 2007, respectively. The remaining amounts were included in the consolidated balance sheets as “Deferred revenue” in noncurrent liabilities. The advanced payments received are reported as cash flows from operating activities on the consolidated statements of cash flows.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of pension expense for the Company’s U.S. and non-U.S. plans are set forth below:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost
Service cost	$31.1	$27.8	$26.4	$25.1	$24.5	$23.6
Interest cost on projected benefit obligations	76.0	63.9	61.1	34.2	31.4	26.3
Expected return on plan assets	(83.2)	(74.9)	(64.5)	(32.1)	(29.4)	(23.7)
Amortization of net transition obligation	-	-	-	0.3	0.3	0.2
Amortization of net prior service costs	4.4	4.4	4.4	1.2	1.2	1.0
Amortization of net losses	13.5	9.0	12.5	5.3	9.2	10.8
Curtailments, settlements, special termination benefits and other	12.0	-	-	0.2	0.1	(0.2)

Total Pension Expense	$53.8	$30.2	$39.9	$34.2	$37.3	$38.0

	Total
	Year Ended December 31,
	2008	2007	2006
Service cost	$56.2	$52.3	$50.0
Interest cost on projected benefit obligations	110.2	95.3	87.4
Expected return on plan assets	(115.3)	(104.3)	(88.2)
Amortization of net transition obligation	0.3	0.3	0.2
Amortization of net prior service costs	5.6	5.6	5.4
Amortization of net losses	18.8	18.2	23.3
Curtailments, settlements, special termination benefits and other	12.2	0.1	(0.2)

Total Pension Expense	$88.0	$67.5	$77.9

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Due to corrections of employee demographic data, pension expense for the 12 months ended December 31, 2008 included an adjustment of $12.0 and the projected benefit obligation at December 31, 2008 included an adjustment of $29.0.

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income are as follows:

	U.S. Plans		Non-U.S. Plans		Total
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Amortization of net prior service costs	$(4.4)	$(4.4)	$(1.0)	$(1.2)	$(5.4)	$(5.6)
Amortization of transition obligation	-	-	(0.2)	(0.3)	(0.2)	(0.3)
Amortization of net losses	(13.5)	(9.0)	(5.6)	(9.2)	(19.1)	(18.2)
Prior service costs arising during the year	-	-	(0.2)	-	(0.2)	-
Net loss (gain) arising during the year	555.8	61.5	47.4	(26.8)	603.2	34.7
Other	-	-	-	0.2	-	0.2

Total	$537.9	$48.1	$40.4	$(37.3)	$578.3	$10.8

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans		Total
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Projected benefit obligation	$1,374.9	$73.4	$518.0	$604.3	$1,892.9	$677.7
Accumulated benefit obligation	1,156.2	73.0	450.3	534.1	1,606.5	607.1
Fair value of plan assets	666.3	-	310.9	425.5	977.2	425.5

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans:

	U.S. Plans		Non-U.S. Plans		Total
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,161.2	$1,095.6	$678.5	$643.0	$1,839.7	$1,738.6
Service cost	31.1	27.8	25.1	24.5	56.2	52.3
Interest cost	76.0	63.9	34.2	31.4	110.2	95.3
Actuarial (gains) losses	140.6	37.1	(68.8)	(28.4)	71.8	8.7
Foreign currency exchange rate changes	-	-	(115.9)	27.5	(115.9)	27.5
Benefits paid and settlements	(63.0)	(63.2)	(25.1)	(21.3)	(88.1)	(84.5)
Other	29.0	-	(0.4)	1.8	28.6	1.8

Projected benefit obligation, end of year	$1,374.9	$1,161.2	$527.6	$678.5	$1,902.5	$1,839.7

Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$983.7	$874.8	$496.5	$443.1	$1,480.2	$1,317.9
Actual return on plan assets	(303.1)	50.6	(91.8)	18.9	(394.9)	69.5
Foreign currency exchange rate changes	-	-	(101.1)	16.2	(101.1)	16.2
Employer contributions	48.7	121.5	39.4	38.0	88.1	159.5
Participant contributions	-	-	-	2.0	-	2.0
Benefits paid and settlements	(63.0)	(63.2)	(25.1)	(21.7)	(88.1)	(84.9)

Fair value of plan assets, end of year	$666.3	$983.7	$317.9	$496.5	$984.2	$1,480.2

Funded status of plans	$(708.6)	$(177.5)	$(209.7)	$(182.0)	$(918.3)	$(359.5)
Accumulated Benefit Obligation	$1,156.2	$957.6	$450.3	$585.0	$1,606.5	$1,542.6

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The following table represents amounts recorded in the consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans		Total
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Current benefit liabilities	$(4.5)	$(4.7)	$(6.1)	$(6.8)	$(10.6)	$(11.5)
Noncurrent benefit liabilities	(704.1)	(172.8)	(203.6)	(175.2)	(907.7)	(348.0)

Total recognized liabilities	$(708.6)	$(177.5)	$(209.7)	$(182.0)	$(918.3)	$(359.5)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	24.3	28.7	11.6	10.3	35.9	39.0
Net loss	791.9	261.6	128.3	96.1	920.2	357.7
Transition obligation	-	-	0.1	0.1	0.1	0.1

Accumulated other comprehensive loss	$816.2	$290.3	$140.0	$106.5	$956.2	$396.8

Net amounts recognized	$107.6	$112.8	$(69.7)	$(75.5)	$37.9	$37.3

The Company expects to recognize $32.6 of net loss, $4.2 of net prior service cost and $0.2 of net transition obligation as a component of net periodic pension cost in 2009 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on asset allocations of the plan. For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period. The Company had approximately $265.0 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2008 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the United States defined benefit plan, as of December 31, 2008 and 2007, the fair value of plan assets included 62% of equity securities and 38% of debt securities. The plan targets an asset allocation between 55% and 65% equity securities and 35% and 45% debt securities. The plan’s expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

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

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions to the U.S. defined benefit plans for the year ended December 31, 2008 totaled $48.7. Contributions of approximately $137.7 are planned for the U.S. plans in 2009. Contributions to the non-U.S. plans totaled $39.4 for the year ended December 31, 2008. Contributions of approximately $11.5 are planned for non-U.S. plans in 2009. Expected contributions for 2009 are higher than recent history due to the economic circumstances of 2008.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

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

	Benefit Obligations at December 31
	U.S. Plans		Non-U.S. Plans		Total
	2008	2007	2008	2007	2008	2007
Discount rate	6.01%	6.48%	5.65%	5.38%	5.91%	6.08%
Rate of increase in future compensation levels	4.75%	4.50%	4.19%	4.53%	4.59%	4.51%
Expected long-term rate of return on plan assets	8.10%	8.50%	6.97%	7.04%	7.74%	8.01%

	Net Periodic Pension Cost for the Year Ended December 31
	U.S. Plans		Non-U.S. Plans		Total
	2008	2007	2008	2007	2008	2007
Discount rate	6.48%	6.00%	5.38%	4.83%	6.08%	5.57%
Rate of increase in future compensation levels	4.50%	4.50%	4.53%	4.33%	4.51%	4.44%
Expected long-term rate of return on plan assets	8.50%	8.50%	7.04%	6.99%	8.01%	7.99%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2008 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2009	$65.5	$22.0	$87.5
2010	67.0	25.9	92.9
2011	69.1	29.2	98.3
2012	71.9	25.7	97.6
2013	75.0	28.9	103.9
2014 - 2018	434.7	150.4	585.1

Other Postretirement Plans

In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components for the years ended:

	Year Ended December 31,
	2008	2007	2006
Net Periodic Postretirement Benefit Cost
Service cost	$3.8	$3.9	$4.0
Interest cost	14.6	13.0	14.5
Amortization of prior service credits	(6.2)	(8.0)	(7.1)
Amortization of actuarial losses	1.6	1.0	2.8

Total Net Periodic Postretirement Benefit Cost	$13.8	$9.9	$14.2

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income included:

	December 31,
	2008	2007
Amortization of prior service costs	$6.2	$8.0
Amortization of loss	(1.6)	(1.0)
Net (gain) loss arising during the year	30.3	7.2
New prior service (credit) cost	(6.0)	11.6

Total	$28.9	$25.8

The following table presents a reconciliation of the beginning and ending balances as of December 31, 2008 and 2007 of the accumulated postretirement benefit obligation.

	December 31,
	2008	2007
Accumulated Postretirement Benefit Obligation
Accrued postretirement benefit obligation at beginning of year	$239.1	$225.0
Service cost	3.8	3.9
Interest cost	14.6	13.0
Actuarial loss (gain)	29.1	(1.0)
Plan change	(6.0)	11.6
Benefits paid	(14.1)	(13.4)

Accumulated Postretirement Benefit Obligation at End of Year	$266.5	$239.1

Funded status of plans	$(266.5)	$(239.1)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(18.8)	$(18.4)
Noncurrent benefit liabilities	(247.7)	(220.7)

Total recognized liability	$(266.5)	$(239.1)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	(29.5)	(29.7)
Net loss	72.3	43.5

Accumulated other comprehensive loss	42.8	13.8
Net amounts recognized	$(223.7)	$(225.3)

The Company expects to recognize $3.4 of net loss and $6.8 of net prior service credit as a component of net periodic postretirement benefit cost in 2009.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% in 2008 and was assumed to decrease gradually to 5.0% in 2012 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later, and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.4% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2008 by 1.9%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 2.1% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2008 by 1.8%.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The discount rate used in determining the accumulated postretirement benefit obligation was 6.0% and 6.25% at December 31, 2008 and 2007, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees totaled $15.3 for the year ended December 31, 2008. Reimbursements received under Medicare Part D totaled $1.2 for the year ended December 31, 2008. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plans and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2008.

	Estimated Postretirement Benefit Payments	Estimated Medicare Subsidies
2009	17.9	1.5
2010	18.1	1.7
2011	18.5	1.9
2012	18.7	2.1
2013	19.1	2.3
2014 - 2018	101.0	15.6

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $20.7, $16.2 and $16.2 for the years ended December 31, 2008, 2007 and 2006, respectively. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2008 totaled $14.3. The Company expects to make contributions of approximately $20.0 during 2009.

NOTE 12 – PROCEEDING UNDER CHAPTER 11

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

NOTE 12 – PROCEEDING UNDER CHAPTER 11 (Continued)

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

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. Under certain circumstances, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, to assist in the timely funding of the Facilities. During the first five years after the Effective Date, the maximum aggregate amount available to the Company under this revolving credit commitment is $300.0. Beginning June 1, 2009, the amount available will decrease by $50.0 per year. The credit commitment will fully expire June 1, 2014. Borrowings under this revolving credit commitment will only be permitted in the event that the Company is unable to meet its remaining obligations to fund the Facilities. As of December 31, 2008, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company’s insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,603.1 to the Settlement Facility through December 31, 2008.

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

Insurance

The Company had a substantial amount of unexhausted products liability insurance coverage with respect to breast implant lawsuits and claims. Many of the Company’s insurers reserved the right to deny coverage, in whole or in part. Litigation between the Company and its insurers (“Litigating Insurers”) regarding coverage for products liability was conducted between 1993 and 1999 and resulted in judicial rulings substantially in favor of the Company’s position (the “Insurance Litigation”). A majority of the Litigating Insurers have reached settlements with the Company. The Company is continuing settlement negotiations with the remaining Litigating Insurers and other insurers that were not involved in the Insurance Litigation.

In addition, the London Market Insurers (the “LMI Claimants”), have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to the Company. This claim is based on a theory that the LMI Claimants overestimated the Company’s liability for the resolution of implant claims pursuant to the Joint Plan of Reorganization. During the third quarter, the LMI Claimants offered two calculations of their claim amount; $54.0 and $92.5, plus minimum interest of $67.0 and $115.5, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the beginning stages of discovery. The Company disputes the claim. It is not currently possible to predict the ultimate outcome or reasonably estimate the potential liability, if any.

NOTE 12 – PROCEEDING UNDER CHAPTER 11 (Continued)

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). A portion of the Shared Insurance Assets may, under certain conditions, become payable by the Company to Dow Chemical under an insurance allocation agreement between the Company and Dow Chemical originally entered into on February 17, 1998 (the “Insurance Allocation Agreement”), amended on November 9, 1998 and on October 19, 2001 (the “Insurance Allocation Agreement Amendments”). The Insurance Allocation Agreement was reached between Dow Chemical and the Company in order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims. Under the Insurance Allocation Agreement, 25% of certain of the Shared Insurance Assets will be paid by the Company to Dow Chemical subsequent to the Effective Date. However, the amount of Shared Insurance Assets that will be payable to Dow Chemical by the Company under the Insurance Allocation Agreement will not exceed approximately $285.0. In addition, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. Furthermore, the Company recognized an obligation of $35.0 to Dow Chemical related to additional insurance coverage under which the Company and Dow Chemical are co-insureds. The Company previously recorded the maximum amount of insurance proceeds payable to Dow Chemical pursuant to the Insurance Allocation Agreement (the “Co-insurance payable”). As a result of the Insurance Allocation Agreement Amendments and settlements entered into between the Company and certain of its insurers, the Co-insurance payable has been reduced to $8.8 as of December 31, 2008.

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

NOTE 12 – PROCEEDING UNDER CHAPTER 11 (Continued)

The Pendency Interest matter is remanded back to the District Court for determination of the presence of equitable considerations that would preclude the application of the “Interest Rate Presumption” or, in the absence of equitable considerations, what the default rates of interest will be, along with any recoverable fees, costs and expenses.

As of December 31, 2008, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2008, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $79.4 and $230.8. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2008 and 2007, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $72.7 and $71.5, respectively. These amounts are substantially comprised of (a) interest on the principal portion of Commercial Creditor claims relating to floating rate debt during the Chapter 11 Proceeding until the Effective Date determined by fixing the interest rate for floating rate debt at the contractual non-default rates in effect when the Company commenced its Chapter 11 Proceeding plus (b) interest on such amount of interest for periods following the Effective Date determined by applying a five percent (5%) interest rate less (c) the Undisputed Portion.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Chapter 11 Related Matters

Insurance Receivable

The total “Anticipated implant insurance receivable” of $55.5 as of December 31, 2008 and $131.0 as of December 31, 2007 represents amounts to be received by the Company pursuant to settlements with the Company’s insurance carriers. The principal uncertainties that exist with respect to the realization of the “Anticipated implant insurance receivable” include the ultimate cost of resolving implant litigation and claims, the results of settlement negotiations with insurers and the extent to which insurers may become insolvent in the future. Management believes that, while uncertainties regarding this asset continue to exist, these uncertainties are not reasonably likely to result in a material adverse change to the Company’s financial position or results of operations, and that it is probable that this asset will ultimately be realized. This belief is further supported by the fact that the Company received insurance recoveries of $1,526.7 from September 1, 1994 through December 31, 2008, and entered into settlements with certain insurers for future reimbursement.

Implant Reserve

As of December 31, 2008 and 2007, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,597.6 and $1,658.2, respectively, to reflect the Company’s estimated remaining obligation to fund the resolution of breast implant claims pursuant to the Company’s Chapter 11 plan of reorganization and other breast implant litigation related matters (see Note 12 for further discussion). During the years ended December 31, 2008, 2007 and 2006, the Company recorded expense of $5.4 and income of $10.5 and $21.7, respectively. The expense and income were recorded in the caption “Other nonoperating income, net” to reflect Time Value Adjustments.

Accrued Interest

As of December 31, 2008 and 2007, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay interest to the Commercial Creditors in the Chapter 11 Proceeding was $72.7 and $71.5, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court (see Note 12 for further discussion).

Co-Insurance Payable

As of December 31, 2008 and 2007, the amount payable pursuant to the “Insurance Allocation Agreement” recorded in the consolidated balance sheets was $8.8 and $25.4, respectively. Of the total amount payable, $5.2 and $15.5 were recorded as “Other current liabilities” in the consolidated balance sheets as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, $3.6 and $9.9, respectively, were included in “Co-insurance payable” in the Company’s consolidated balance sheets (see Note 12 for further discussion).

NOTE 13 – COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

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

Environmental Matters

The Company had been advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal sites. Management believes that there are 21 sites at which the Company may have some liability, although management expects to settle the Company’s liability for eight of these sites for de minimis amounts.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $7.0. Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2008 and 2007 was $2.9 and $4.4, respectively.

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

Guarantees and Letters of Credit

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The maximum amount of potential future payments under these guarantees was $32.5 as of December 31, 2008. Of this amount, $25.9 relates to the guarantee of the debt of a nonconsolidated affiliate, which is due to be repaid by May 2011. In addition, $6.6 relates to guarantees of housing loan obligations of certain employees of the Company’s subsidiaries in Asia. These guarantees have various expiration dates and typically span approximately 20 years. The Company’s estimated potential obligation under these guarantees is not material to the consolidated financial statements and no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2008 and 2007. The Company does not expect to be required to make any payments related to these agreements.

The Company also has guarantees related to its performance under certain operating lease arrangements and the residual value of leased assets. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Expiration dates vary, and certain leases contain renewal options. The maximum amount of future payments the Company was potentially obligated to make for guarantees of residual values of leased assets was $4.8 and $4.2 at December 31, 2008 and 2007, respectively. Management believes that, based on facts and circumstances, the Company’s estimated potential obligation under its residual value lease guarantees is not material to the Company’s consolidated financial statements and as such, no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2008 and 2007.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

The Company had outstanding Letters of Credit of $21.2 at December 31, 2008 and $21.6 at December 31, 2007. These Letters of Credit related primarily to the Company’s wholly-owned captive insurance subsidiary.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Lease expense was $52.0 in 2008, $40.8 in 2007 and $39.1 in 2006. The minimum future lease payments required under noncancellable operating leases at December 31, 2008, in the aggregate, are $177.5 including the following amounts due in each of the next five years: 2009 - $42.0, 2010 - $27.5, 2011 - $17.4, 2012 - $13.3 and 2013 - $12.3.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions and balances with the Company’s shareholders.

	Year Ended December 31,
	2008	2007	2006
Sales to Dow Chemical	$12.9	$9.7	$8.9
Sales to Corning	13.8	12.8	12.1
Purchases from Dow Chemical	64.7	60.2	62.3

	December 31,
	2008	2007
Accounts Receivable from Dow Chemical	$0.5	$0.8
Accounts Receivable from Corning	0.5	0.9
Accounts Payable to Dow Chemical	1.6	3.7

In addition, non-wholly owned consolidated subsidiaries of the Company have transactions in the normal course of business with their minority shareholders. The following tables summarize related party transactions and balances between these non-wholly owned consolidated subsidiaries and their minority owners.

	Year Ended December 31,
	2008	2007	2006
Sales to minority owners	$383.1	$362.3	$264.1
Purchases from minority owners	85.3	6.2	4.9

	December 31,
	2008	2007
Accounts receivable from minority owners	$125.7	$68.3
Accounts payable to minority owners	5.7	3.1

Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

In addition, DCT loans excess funds to its minority shareholder Toray Industries, Inc. The amount of loans receivable at December 31, 2008 and 2007 was $14.9 and $25.7, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

DOW CORNING CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION

YEARS ENDED DECEMBER 31, 2008 AND 2007 (Unaudited)

(in millions of dollars, except per share data)

Quarter		March 31	June 30	September 30	December 31
2008
	Net sales	$1,275.0	$1,384.1	$1,487.2	$1,303.7
	Gross profit	408.8	470.1	568.2	506.2
	Net income	160.4	187.7	218.0	172.6
	Net income per share	64.16	75.08	87.20	69.00
	Dividends declared per share	41.20	41.20	41.20	41.20
2007
	Net sales	$1,178.3	$1,231.3	$1,239.3	$1,294.2
	Gross profit	431.1	444.4	437.1	434.5
	Net income	183.6	176.7	162.7	167.1
	Net income per share	73.44	70.68	65.08	66.84
	Dividends declared per share	-	52.00	-	52.00

Samsung Corning Precision

Glass Co., Ltd.

Consolidated Financial Statements

As of December 31, 2008 and 2007

and for the years ended

December 31, 2008, 2007 and 2006

Samsung Corning Precision Glass Co., Ltd.

Index

December 31, 2008 and 2007

and for the years ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Samsung Corning Precision Glass Co., Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Glass Co., Ltd. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 17, 2009

Samsung Corning Precision Glass Co., Ltd.

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except share and per share amounts)	2008	2007

Assets
Current assets
Cash and cash equivalents	$678,730	$693,003
Short-term financial instruments	368,124	117,133
Accounts and notes receivable
Customers, net of allowance for doubtful accounts of $3,315 and $2,477	79,872	152,819
Related parties	188,811	96,506
Inventories	123,590	79,268
Prepaid expenses	21,989	31,407
Prepaid value added tax	14,100	15,694
Current deferred income tax assets, net	6,827	13,878
Other current assets	13,386	17,418

Total current assets	1,495,429	1,217,126
Equity investments	-	2,184
Property, plant and equipment, net	3,064,299	3,395,676
Intangible assets	2,671	4,479
Non-current deferred income tax assets, net	2,446	6,591
Other non-current assets	48,817	92,407

Total assets	$4,613,662	$4,718,463

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable
Trade accounts payable	$22,641	$42,459
Non-trade accounts payable	76,077	100,566
Related parties	82,076	317,352
Income taxes payable	194,158	104,790
Accrued bonus payable	53,169	57,238
Accrued expenses	21,026	28,003
Current portion of long-term debt	-	42,492
Other current liabilities	6,362	19,328

Total current liabilities	455,509	712,228
Accrued severance benefits, net	15,998	18,494
Non-current deferred income tax liabilities, net	116,520	156,337
Long-term non-trade accounts payable	-	12,150

Total liabilities	588,027	899,209

Commitments and contingencies
Minority interests in consolidated subsidiaries	31,094	30,846

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except share and per share amounts)	2008	2007

Stockholders’ equity
Preferred stock: par value $8.51 per share, 153,190 shares authorized, 41,107 shares issued and outstanding	$350	$350
Common stock: par value $10.03 per share, 30,000,000 shares authorized, 17,617,462 shares issued and outstanding	176,700	176,700
Additional paid-in capital	312,114	312,114
Retained earnings	4,311,402	2,993,500
Accumulated other comprehensive (loss) income	(806,025)	305,744

Total stockholders’ equity	3,994,541	3,788,408

Total liabilities and stockholders’ equity	$4,613,662	$4,718,463

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2008, 2007 and 2006

(in thousands)	2008	2007	2006

Net sales
Related parties	$2,300,843	$1,423,415	$1,267,271
Other	1,334,689	976,901	847,533

	3,635,532	2,400,316	2,114,804
Cost of sales	1,114,729	719,151	604,702

Gross profit	2,520,803	1,681,165	1,510,102
Selling and administrative expenses	164,478	100,956	56,807
Research and development expenses	53,300	43,724	31,249
Royalty expenses to related parties	184,989	139,029	99,265
Impairment charges	20,208	-	-

Operating income	2,097,828	1,397,456	1,322,781
Other income (expense)
Interest income	43,285	29,250	18,708
Interest expense	(1,852)	(123)	(691)
Foreign exchange gain, net	5,485	2,658	1,068
Charitable donations	(16,269)	(20,545)	(17,438)
Other income, net	33,465	2,758	2,437

Income before income taxes	2,161,942	1,411,454	1,326,865
Provision for income taxes	291,568	218,706	198,426

Income before minority interests and equity losses	1,870,374	1,192,748	1,128,439
Minority interest loss	6,079	-	-
Equity losses of affiliated company	(2,489)	-	-

Net income	$1,873,964	$1,192,748	$1,128,439

Other comprehensive (loss) income, net of tax Foreign currency translation adjustments	(1,111,769)	(45,852)	182,144

Comprehensive income	$762,195	$1,146,896	$1,310,583

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

(in thousands)	2008	2007	2006

Cash flows from operating activities
Net income	$1,873,964	$1,192,748	$1,128,439
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	338,975	287,639	239,664
Foreign exchange translation loss (gain), net	18,412	(111)	(3,991)
Provision for severance benefits	23,150	13,821	10,417
Deferred income tax (income) expense	(652)	42,655	32,186
Impairment charges	20,208	-	-
Minority interest loss	(6,079)	-	-
Distributions paid to minority owners	(4,395)	-	-
Other, net	504	5,155	1,763
Changes in operating assets and liabilities
Accounts and notes receivable	(117,241)	(18,597)	60,001
Inventories	(74,135)	(1,038)	3,790
Prepaid expenses	17,627	(28,296)	(369)
Prepaid VAT and other current assets	(3,154)	10,686	(8,648)
Other non-current assets	886	(18,664)	-
Accounts payable and other current liabilities	88,007	59,069	(92,366)

Net cash provided by operating activities	2,176,077	1,545,067	1,370,886

Cash flows from investing activities
Purchases of property, plant and equipment	(1,152,819)	(849,935)	(765,073)
(Increase) decrease in short-tem financial instruments	(324,911)	182,953	(293,203)
Proceeds from the disposal of property, plant and equipment	17,084	1,458	32
Cash acquired in a business combination	-	137,152	-
Other, net	6,434	(3,652)	(4,648)

Net cash used in investing activities	(1,454,212)	(532,024)	(1,062,892)

Cash flows from financing activities
Repayment of long-term debt	(29,297)	(28,080)	(60,310)
Proceeds from issuance of common stock	-	-	154,337
Payment of cash dividend	(556,062)	(434,836)	(421,121)

Net cash used in financing activities	(585,359)	(462,916)	(327,094)

Effect of exchange rate changes on cash and cash equivalents	(150,779)	(13,284)	12,511

Net (decrease) increase in cash and cash equivalents	(14,273)	536,843	(6,589)

Cash and cash equivalents
Beginning of year	693,003	156,160	162,749

End of year	$678,730	$693,003	$156,160

Supplemental disclosure of cash flow information
Cash paid for interest	$1,805	$322	$522
Cash paid for income taxes	154,258	156,975	217,358

Supplemental disclosure of non-cash investing and financing activities
Preferred stock and common stock issued in a business combination	$-	$314,438	$-

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

Samsung Corning Precision Glass Co., Ltd. and its subsidiaries (the “Company”) are providers of flat glass substrates which are used to manufacture TFT-LCD (Thin-Film Transistor Liquid Crystal Display) panels for notebook computers, LCD monitors, LCD TVs and other handheld devices, and glass panels and funnels for Cathode Ray Tubes (“CRT”) which are used to manufacture televisions and computer monitors. The Company’s major customers are Korean LCD panel makers such as Samsung Electronics Co., Ltd. and LG Display Co., Ltd. The Company’s current market is primarily companies incorporated in Korea.

The Company was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated (“Corning”) located in the U.S.A. and domestic companies in Korea. On December 31, 2007, Samsung Corning Precision Glass Co., Ltd. (“SCP”) acquired all of outstanding shares of Samsung Corning Co., Ltd. (“SSC”) which owned 100% interest in Samsung Corning Deutschland, GmbH (“SCD”), 70% interest in Samsung Corning (Malaysia) Sdn. Bhd. (“SCM”), 60% interest in SSH Limited (“SSH”) and 51% interest in Global Technology Video Co., Ltd. (“GTV”). These SSC investments were accounted for as consolidated subsidiaries.

As of December 31, 2008, the issued and outstanding number of common shares of the Company is 17,617,462, 49.4% of which are owned by Corning Hungary Data Services Limited Liability Company, a subsidiary of Corning and 42.6% by Samsung Electronics Co., Ltd.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its subsidiaries in which a controlling interest is held. All significant intercompany balances and transactions have been eliminated in consolidation. Equity investment in which the Company exercises significant influence but does not control is accounted for using the equity method.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the products have been delivered and all risks of ownership have been transferred to the customers, the sales is fixed or determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is recognized upon delivery of the product at customer’s location or upon customer acceptance, depending on the terms of the arrangements. At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns and price discounts based upon historical experience.

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

Short-term Financial Instruments

The Company’s short-term financial instruments are time deposits with financial institutions. These time deposits have original maturities of six months or less, and their carrying values approximate fair value.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the average cost method, which approximates the first-in, first-out method. The cost of inventories is determined based on the normal capacity of the production facility. In case the capacity utilization is lower than a certain level that the management believes to be normal, the fixed overhead costs per production unit which exceeds those under normal capacity, are charged to cost of sales rather than capitalized as inventories.

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

Intangible Assets

Intangible assets consist of patents acquired in a business combination. Such intangible assets are amortized on a straight-line basis over five years, which approximate its estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group against future undiscounted cash flows expected to be generated from the asset or asset group. The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is measured as the difference between the estimated fair value and the carrying value.

Accrued Severance Benefits

Employees and directors with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2008, approximately 90% of all employees of the Company were eligible for severance benefits. Accrued severance benefits represent the amount which would be payable assuming eligible employees and directors were to terminate their employment with the Company as of the balance sheet date.

Accrued severance benefits are funded at approximately 65% as of December 31, 2008 and 2007, through a group severance insurance plan. The amounts funded under this insurance plan are classified as a deduction to the accrued severance benefits. Subsequent accruals are to be funded at the discretion of the Company.

In accordance with the National Pension Act of the Republic of Korea, a certain portion of accrued severance benefits is deposited with the National Pension Fund and deducted from the accrued severance benefits. The contributed amount is refunded to the employees from the National Pension Fund upon their retirement.

Research and Development Costs

Research and development expenditures, which include costs in relation to new product, development, research, process improvement and product use technology, are expensed as incurred and included in operating expenses.

Income Taxes and Investment Tax Credit

The Company recognizes deferred income taxes for anticipated future tax consequences resulting from temporary differences between amounts reported for financial reporting and income tax purposes. Deferred income tax assets and liabilities are computed on the said temporary differences by applying the enacted statutory tax rates applicable to the years when such differences are expected to reverse. Deferred income tax assets are recognized when it is more likely than not that they will be realized. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The total income tax provision includes the current income tax expense under the applicable tax regulations and the change in the balance of deferred income tax assets and liabilities during the year.

The Company is eligible to use investment tax credits that are temporarily allowed for qualified plant and equipment expenditures. The investment tax credit is recognized as a reduction of tax expense in the year in which the qualified plant and equipment expenditure is incurred.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within income tax expense line item in the consolidated statements of income. This classification has not changed as a result of implementing the provisions of FIN 48.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement - amendments of ARB No. 51 (“SFAS 160”).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company has not elected the fair value option to measure certain financial instruments.

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities as discussed in Note 10. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition, results of operations or cash flows. In addition, the Company does not expect the standard to have a material impact on its consolidated results of operations and financial conditional when the standard is fully adopted in 2009.

3.	Business Combination

On December 31, 2007, SCP acquired all of the outstanding common and preferred stock of SSC in exchange for 217,462 shares of SCP’s common stock and 107 shares of SCP’s preferred stock (“the Acquisition”). The transaction was accounted for as a business combination. The value assigned to the stock issued for the purchase consideration was $1,445 per share based on the estimated fair value of SCP’s stock as at December 31, 2007. SCP believes that combining SSC would enable SCP to strengthen its competitiveness and improve efficiency in management by maximizing synergy effects.

SSC was incorporated on December 20, 1973 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning and Samsung Electronics Co., Ltd. (“SEC”). The principal business activity of SSC relates to the production and sale of CRT glass, ITO (Indium Tin Oxide) target and PDP (Plasma Display Panel) filters.

A summary of the purchase price for the acquisition is as follows:

(in thousands)

Fair value of SCP common stocks and preferred stock issued	$314,438
Direct acquisition costs	591

Total	$315,029

The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values. The respective estimated fair values were determined at the acquisition date, and resulted in excess fair value of the net assets acquired over the purchase consideration of $33,763 thousand. The negative goodwill of $33,763 thousand was allocated on a pro rata basis to all of the acquired assets except financial assets, assets to be disposed of by sale, deferred income tax assets and other current assets.

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

During the fourth quarter ended December 31, 2007, SSC management announced the closure of certain businesses including CRT, BLU (Back Light Unit) and STN (Super Twisted Nematic). SCD was dissolved effective as of October 1, 2007 and the settlement-phase of SCD shall be finished by the first quarter of 2009. Assets and liabilities of closed business of SSC and those of SCD are held for sale and included in the following balance sheet accounts:

(in thousands)	2008	2007

Current assets	$1,353	$14,480
Property, plant and equipment, net	-	1,025
Current liabilities	-	(49,975)

Net assets (liabilities) held for sale	$1,353	$(34,470)

4.	Inventories

Inventories consist of the following:

(in thousands)	2008	2007

Finished goods	$23,084	$19,166
Semi-finished goods	47,646	16,325
Raw materials	33,539	32,441
Work-in-process	1,009	528
Auxiliary materials	18,312	10,808

	$123,590	$79,268

5.	Equity Investments

On December 31, 2007, as part of the Acquisition, the Company has an investment in Shenzhen SEG Samsung Glass (“SSG”), which is accounted for under the equity method of accounting. The ownership percentage of the investment is 31.9% and 35.5% at December 31, 2008 and 2007, respectively.

During 2008, SSG incurred impairment charges totaling $82,712 thousand as a result of a decline in the projected operating results of its CRT glass business. The charge reduced the Company’s equity investment by $2,489 thousand in 2008. As the investment was reduced to zero, the Company discontinued recognition of the Company’s share of SSG losses.

6.	Property, Plant and Equipment

Property, plant and equipment comprise the following:

(in thousands)	2008	2007

Building	$1,142,822	$1,052,257
Machinery and equipment	1,684,821	1,724,053
Vehicle, tools, furniture and fixtures	101,588	114,111

	2,929,231	2,890,421
Less: accumulated depreciation	(794,503)	(726,807)

	2,134,728	2,163,614
Land	229,575	318,871
Construction-in-progress	699,996	913,191

	$3,064,299	$3,395,676

7.	Impairment Charges

During the year ended December 31, 2008 the Company recorded an impairment charge totaling $20,208 thousand under SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). The impairment charge recorded in 2008 relates to projected decline in earnings and cash flows of CRT glass business of the Malaysian plant. The net book value of the asset group before the impairment charges was approximately $23,388 thousand.

The impairment charge was measured as an excess of the carrying value of the asset group over its estimated fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

8.	Transactions with Related Parties

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

2008	Sales	Purchases[1]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,189,417	$-	$13,146	$170,073	$8,931
Samsung Corporation	1,377	123,122	88	168	9,126
Samsung Engineering Co., Ltd.	2,989	130,408	2,297	-	17,965
Samsung Heavy Industries Co., Ltd.	-	35,755	96	-	2,766
Samsung SDS Co., Ltd.	-	10,698	23,004	6	5,413
Others	76,675	18,731	66,497	18,511	15,747

	2,270,458	318,714	105,128	188,758	59,948
Corning	30,385	176,752	201,812	53	22,128

	$2,300,843	$495,466	$306,940	$188,811	$82,076

2007	Sales	Purchases[1]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$1,405,346	$203,855	$11,901	$83,417	$88,201
Samsung Corporation	52	140,604	18,719	-	83,969
Samsung Engineering Co., Ltd.	-	99,400	3,100	102	85,334
Samsung Heavy Industries Co., Ltd.	-	34,200	175	-	37,978
Samsung SDS Co., Ltd.	-	4,053	13,721	-	3,499
Others	235	44,467	44,200	8,249	23,178

	1,405,633	526,579	91,816	91,768	322,159
Corning	17,604	150,967	141,778	4,738	7,343
Samsung Corning Co., Ltd.[2]	178	-	7,898	-	-

	$1,423,415	$677,546	$241,492	$96,506	$329,502

2006	Sales	Purchases[1]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$1,224,381	$-	$6,069	$63,370	$108
Samsung Corporation	42	42,463	155	2	1,216
Samsung Engineering Co., Ltd.	-	84,282	1,039	-	14,085
Samsung SDS Co., Ltd.	-	6,214	11,370	-	4,416
Others	276	26,538	36,001	49	13,646

	1,224,699	159,497	54,634	63,421	33,471
Corning	41,376	98,529	80,723	1,810	18,718
Samsung Corning Co., Ltd.	1,196	-	7,683	50	776
Corsam Glasstec R&D Center	-	-	18,698	-	-

	$1,267,271	$258,026	$161,738	$65,281	$52,965

[1]	Purchases of property, plant and equipment are included.
[2]	Transactions with SSC for the year ended December 31, 2007 are included and its outstanding receivables and payables as of December 31, 2007 are eliminated.

9.	Debt

Details of debt as of December 31, 2008 and 2007 are as follows:

	Annual interest rate	2008	2007
(in thousands)
Debentures issued, due through 2008	5%	-	42,594

		-	42,594
	Less: present value discount	-	(102)
	Less: current maturities	-	(42,492)

		$-	$-

On December 31, 2007, in connection with the Acquisition, the Company assumed Korean won denominated 5.0% debentures with the principal amount of $42,594 thousand.

10.	Fair Value Measurement

The Company adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial position or results of operations.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices that are observable for the asset or liabilities, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification with the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of December 31, 2008, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

As of December 31, 2008, the Company’s financial assets consist of cash and short-term financial instruments which are measured at fair value and are classified within Level 1 of the valuation hierarchy.

11.	Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.

Income tax expense consists of the following:

	2008	2007	2006
(in thousands)
Current	$291,608	$176,051	$166,240
Domestic (Republic of Korea)	612	-	-

Foreign	$292,220	$176,051	$166,240

Deferred	(834)	42,655	32,186
Domestic (Republic of Korea)	182	-	-

Foreign	(652)	42,655	32,186

	$291,568	$218,706	$198,426

The following table reconciles the expected amount of income tax expense based on consolidated statutory rates to the actual amount of taxes recorded by the Company:

	2008	2007	2006
(in thousands)
Expected taxes at statutory rate	$594,534	$388,150	$364,888
Tax exemption for foreign investment	(233,958)	(166,495)	(142,257)
Tax rate changes	(38,048)	14,006	(6,278)
Tax credits, net of surtax effect	(35,267)	(17,896)	(20,009)
Difference in foreign income tax rates	(4,912)	-	-
Increase in valuation allowance	4,410	-	-
Others, net	4,809	941	2,082

Income tax expenses	$291,568	$218,706	$198,426

Effective tax rate	13.49%	15.50%	14.95%

The statutory income tax rate of the Company, including tax surcharges, is 27.5% for 2008, 2007 and 2006, but the effective income tax rate is 13.49%, 15.50% and 14.95% for 2008, 2007 and 2006, respectively, primarily due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law (“TPCL”). In accordance with the TPCL and the approval of the Korean government, the Company was fully exempt from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder’s equity until 2003 and 50% exemption for the subsequent two years. In 2006, the Company issued additional shares to extend the tax exemption period. As a result, the Company is fully exempt from corporate income taxes until 2010, and thereafter is subject to a 50% tax exemption for a period of 2 years to 2012.

As a result of the revision of the Korean Corporate Tax Law in 2008, the statutory tax rate shall be reduced to 24.2% in 2009 and 22% in 2010 and afterwards. The Company recognized its deferred income tax assets and liabilities as of December 31, 2008 based on the enacted future tax rates and the expiration schedule of tax exemption for foreign investment.

The primary components of the temporary differences that gave rise to the Company’s deferred income tax assets and liabilities were as follows:

	2008	2007
(in thousands)
Deferred income tax assets
Property, plant and equipment	$4,390	$5,162
Inventories	1,549	344
Accrued bonus payables	2,023	1,391
Other current liabilities	3,224	3,136
Tax credits carryforwards	5,665	13,766
Loss on foreign currency translation, net	4,909	-
Other	509	843

Total tax deferred income tax assets	22,269	24,642
Less: valuation allowance	(4,410)	-

	17,859	24,642

Deferred income tax liabilities
Property, plant and equipment	(116,971)	(152,239)
Other non-current assets	(1,899)	(5,788)
Reserve for technology development	(760)	(1,774)
Other current assets	(1,251)	-
Other	(4,225)	(709)

Total tax deferred income tax liabilities	(125,106)	(160,510)

Net deferred income tax liabilities	$(107,247)	$(135,868)

A valuation allowance on deferred income tax assets is recognized when it is more likely than not that the deferred income tax assets will be realized. Realization of the future tax benefit related to the deferred income tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates, and the overall future industry outlook. Based upon analysis of these factors, the Company has recorded a valuation allowance of $4,410 thousand, on its consolidated net deferred income tax assets at December 31, 2008. The valuation allowance is primarily attributable to the uncertainty regarding the generation of sufficient future taxable income of SCM to allow the benefit of the deferred income tax assets.

On January 1, 2007, the Company adopted the provisions of FIN 48. The Company believes that it is more likely than not, based on the technical merits of a tax position, that the Company is entitled to economic benefits resulting from positions taken in its income tax returns.

The Company files income tax return in Korea and various other jurisdictions with varying statutes of limitations. Years open to examination by tax authorities in major jurisdictions are 2008 tax year in both Korea and Malaysia.

12.	Stockholders’ Equity

The components of and changes in stockholders’ equity are as follows:

	2008	2007	2006
(in thousands)
Preferred Stock	$350	$350	$349

Common Stock	176,700	176,700	174,377

Additional Paid-in Capital	312,114	312,114	-

Retained Earnings:
Balance at the beginning of year	2,993,500	2,235,588	1,528,270
Net income	1,873,964	1,192,748	1,128,439
Dividends paid to preferred shareholders	(1,047)	(1,073)	(1,266)
Dividends paid to common shareholders	(555,015)	(433,763)	(419,855)

Balance at end of year	4,311,402	2,993,500	2,235,588

Accumulated Other Comprehensive Income (loss):
Balance at the beginning of year	305,744	351,596	169,452
Foreign currency translation adjustment, net of tax (income tax expense of $8,774 thousand in 2008)	(1,111,769)	(45,852)	182,144

Balance at end of year	(806,025)	305,744	351,596

Total Stockholders’ Equity	$3,994,541	$3,788,408	$2,761,910

Preferred Stock

There were 41,107 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2008 and 2007. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders’ meeting.

Retained Earnings

Retained earnings as of December 31, 2008 and 2007 comprised of the following:

	2008	2007
(in thousands)
Appropriated
Legal reserve	$82,339	$50,123
Reserve for business development	30,800	30,800
Reserve for research and manpower development	8,685	13,029
Voluntary reserve	4,157	4,157

	125,981	98,109
Unappropriated	4,185,421	2,895,391

	$4,311,402	$2,993,500

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

13.	Commitments and Contingencies

Credit Facilities

As of December 31, 2008 and 2007, the credit line of outstanding contracts and agreements the Company entered into are as follows:

	2008	2007
(in thousands)
Borrowing	$47,556	$65,471
Trade financing	48,369	76,855
Contractors’ performance	16,536	24,918
Trade bill discount	10,000	33,700
Foreign exchange limit	30,000	-
Blanket financing	-	10,649

	$152,461	$211,593

Business and Credit Risk Concentration

The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management’s estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company’s customers. Four of the five major customers of the Company are domestic TFT-LCD makers incorporated in Korea and another is a domestic Color-Filter maker incorporated in Korea. Trade accounts receivables from these five major customers are 91% and 68% of total trade accounts receivable of the Company as of December 31, 2008 and 2007, respectively, and revenues from these five major customers constitute 94%, 99% and 98% of total revenues of the Company for the years ended December 31, 2008, 2007 and 2006, respectively.

Pending Litigation

Based on the agreement entered on August 24, 1999 with respect to Samsung Motor Inc.’s (“SMI”) bankruptcy proceedings, Samsung Motor Inc.’s creditors (“the Creditors”) filed a civil action against Mr. Kun Hee Lee, former chairman of the Company, and 28 Samsung Group affiliates including the Company under joint and several liability for failing to comply with such agreement. Under the suit, the Creditors have sought (Won)2,450 billion (approximately $1.95 billion) for loss of principal on loans extended to SMI, a separate amount for breach of the agreement, and an amount for default interest.

On January 31, 2008, Seoul Administrative Court made the ruling on this case. Under the ruling, Samsung Group affiliates were ordered to pay approximately (Won)1,634 billion (approximately $1.30 billion) to the Creditors by disposing 2,334,045 shares of Samsung Life Insurance Co., Ltd. (the “Shares”) donated by Mr. Lee, excluding 1,165,955 shares already sold by the Creditors. If the proceeds from sale of Shares are not sufficient to satisfy their obligations, Samsung Group affiliates were obligated to satisfy the shortfall by either participating in the Creditors’ equity offering or purchasing subordinated debentures issued by the Creditors. In addition, Samsung Group affiliates were ordered to pay default interest on (Won)1,634 billion (approximately $1.30 billion) at 6% per annum for the period from January 1, 2001 to the date of settlement.

The Company, other Samsung Group affiliates, Mr. Lee, and the Creditors all have appealed the ruling, and currently, the second trial for this case is pending at Seoul High Court. The ultimate outcome of this case can not be determined at this time. The Company accounts for loss contingencies in accordance with SFAS No. 5 “Accounting for Contingencies” and therefore, records a liability when it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Due to the uncertainties around the financial impact to each of the respective Samsung Group affiliates, the Company is unable to reasonably estimate the amount of potential loss, if any, associated with this case, and therefore, no provision for such loss is reflected in the accompanying financial statements.

The following exhibits are included only in copies of the 2008 Annual Report on Form 10-K filed with Securities and Exchange Commission (SEC) or are incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

3 (i) 1	Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning’s Annual Report on Form 10-K for the year ended December 31, 2000).

3 (i) 2	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning’s Form 8-K filed on August 7, 2002).

3 (ii)	By-Laws of Corning amended to and effective as of February 4, 2009.

10.1	1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

10.2	1998 Variable Compensation Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.3	1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.4	1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.5	2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

10.6	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.7	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.8	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.9	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, and Peter F. Volanakis (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed May 4, 2004).

10.10	Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed May 4, 2004).

10.11	Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed May 4, 2004).

10.12	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed May 4, 2004).

10.13	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.5 of Corning’s 10-Q filed May 4, 2004).

10.14	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning’s 10-Q filed May 4, 2004).

10.15	Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning’s 10-Q filed May 4, 2004).

10.16	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s 10-Q filed May 4, 2004).

10.17	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s 10-Q filed May 4, 2004).

10.18	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed October 28, 2004).

10.19	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed October 28, 2004).

10.20	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed October 28, 2004).

10.21	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed October 28, 2004).

10.22	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.23	Amended and Restated Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi UFJ, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; Deutsche Bank A.G. New York Branch Mizuho Corporate Bank, Ltd. and Standard Chartered Bank dated November 21, 2006 (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed November 26, 2006).

10.24	Amended 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.25	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.26	Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.27	Corning Incorporated Amended 2002 Worldwide Employee Share Purchase Plan effective September 19, 2006 (Incorporated by reference to Exhibit 10.27 of Corning’s Form 10-K filed February 27, 2007).

10.28	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 27, 2007).

10.29	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form 10-K filed February 27, 2007).

10.30	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form 10-K filed February 27, 2007).

10.31	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form 10-K filed February 27, 2007).

10.32	Director Compensation Arrangements effective February 7, 2007 (Incorporated by reference to Exhibit 10.32 of Corning’s Form 10-K filed February 27, 2007).

10.33	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).

10.34	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.34 of Corning’s Form 10-K filed February 15, 2008).

10.35	Corning Incorporated Goalsharing Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.35 of Corning’s Form 10-K filed February 15, 2008).

10.36	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning’s Form 10-K filed February 15, 2008).

10.37	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007 (Incorporated by reference to Exhibit 10.37 of Corning’s Form 10-K filed February 15, 2008).

10.38	Corning Incorporated Supplemental Pension Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.38 of Corning’s Form 10-K filed February 15, 2008).

10.39	Corning Incorporated Supplemental Investment Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.39 of Corning’s Form 10-K filed February 15, 2008).

10.40	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.40 of Corning’s Form 10-K filed February 15, 2008).

10.41	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.41 of Corning’s Form 10-K filed February 15, 2008).

10.42	Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning’s Form 10-K filed February 15, 2008).

10.43	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning’s Form 10-K filed February 15, 2008).

10.44	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning’s Form 10-K filed February 15, 2008).

10.45	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.45 of Corning’s Form 10-K filed February 15, 2008).

10.46	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.46 of Corning’s Form 10-K filed February 15, 2008).

10.47	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.47 of Corning’s Form 10-K filed February 15, 2008).

10.48	Second Amended 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit 10 of Corning’s Form 8-K filed April 25, 2008).

10.49	Amendment No. 2 to Executive Supplemental Pension Plan effective July 16, 2008 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed July 30, 2008).

10.50	Form of Corning Incorporated Non-Qualified Stock Option Agreement effective as of December 3, 2008.

10.51	Form of Corning Incorporated Incentive Stock Right Agreement effective as of December 3, 2008.

10.52	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants effective December 3, 2008.

10.53	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008.

10.54	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008.

10.55	Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

14	Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix H of Corning Proxy Statement, Definitive 14A filed March 10, 2008 for April 24, 2008 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2008.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of these exhibits may be obtained by writing to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.