Form 10-Q
period 2009-03-31
CORNING INC /NY
filed 2009-05-01
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 17, 2009
Corning’s Common Stock, $0.50 par value per share	1,553,874,440 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three months ended March 31,

	2009	2008

Net sales	$989	$1,617
Cost of sales	719	773

Gross margin	270	844

Operating expenses:
Selling, general and administrative expenses	207	242
Research, development and engineering expenses	151	151
Amortization of purchased intangibles	3	2
Restructuring, impairment and other charges and (credits) (Note 2)	165	(1)
Asbestos litigation charge (credit) (Note 3)	4	(327)

Operating (loss) income	(260)	777

Equity in earnings of affiliated companies (Note 9)	195	312
Interest income	7	30
Interest expense	(14)	(18)
Other income, net (Note 1)	20	2

(Loss) income before income taxes	(52)	1,103
Benefit (provision) for income taxes (Note 5)	66	(74)

Net income attributable to Corning Incorporated	$14	$1,029

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.01	$0.66
Diluted (Note 6)	$0.01	$0.64

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior period were reclassified to conform to the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	March 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$1,780	$1,873
Short-term investments, at fair value (Note 7)	805	943
Total cash, cash equivalents and short-term investments	2,585	2,816
Trade accounts receivable, net of doubtful accounts and allowances - $18 and $20	593	512
Inventories (Note 8)	731	798
Deferred income taxes (Note 5)	151	158
Other current assets	379	335
Total current assets	4,439	4,619

Investments (Note 9)	2,435	3,056
Property, net of accumulated depreciation - $5,089 and $5,070	7,806	8,199
Goodwill and other intangible assets, net (Note 10)	302	305
Deferred income taxes (Note 5)	3,059	2,932
Other assets	137	145

Total Assets	$18,178	$19,256

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$68	$78
Accounts payable	542	846
Other accrued liabilities (Notes 3 and 11)	982	1,128
Total current liabilities	1,592	2,052

Long-term debt (Note 4)	1,596	1,527
Postretirement benefits other than pensions	774	784
Other liabilities (Notes 3 and 11)	1,521	1,402
Total liabilities	5,483	5,765

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,612 million and 1,609 million	806	804
Additional paid-in capital	12,576	12,502
Retained earnings	1,876	1,940
Treasury stock, at cost; Shares held: 63 million and 61 million	(1,202)	(1,160)
Accumulated other comprehensive loss (Note 16)	(1,409)	(643)
Total Corning Incorporated shareholders’ equity	12,647	13,443
Noncontrolling interests	48	48
Total equity	12,695	13,491

Total Liabilities and Equity	$18,178	$19,256

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior period were reclassified to conform to the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three months ended March 31,

	2009	2008
Cash Flows from Operating Activities:
Net income	$14	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175	157
Amortization of purchased intangibles	3	2
Asbestos litigation	4	(327)
Restructuring, impairment and other charges (credits)	165	(1)
Stock compensation charges	35	41
Undistributed earnings of affiliated companies	208	(161)
Deferred tax benefit	(119)	(2)
Restructuring payments	(12)	(7)
Customer deposits, net of (credits) issued	(103)	(66)
Employee benefit payments less than (in excess of) expense	17	(48)
Changes in certain working capital items:
Trade accounts receivable	(111)	(50)
Inventories	39	(32)
Other current assets	(23)	(21)
Accounts payable and other current liabilities, net of restructuring payments	(89)	(224)
Other, net	61	5
Net cash provided by operating activities	264	295

Cash Flows from Investing Activities:
Capital expenditures	(276)	(467)
Net proceeds from sale or disposal of assets	12
Short-term investments – acquisitions	(104)	(724)
Short-term investments – liquidations	242	816
Net cash used in investing activities	(126)	(375)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(63)	(9)
Principal payments under capital lease obligations	(9)
Proceeds from issuance of common stock, net	5	4
Proceeds from the exercise of stock options	1	18
Repurchase of common stock		(62)
Dividends paid	(78)	(78)
Other, net	1	(2)
Net cash used in financing activities	(143)	(129)
Effect of exchange rates on cash	(88)	117
Net decrease in cash and cash equivalents	(93)	(92)
Cash and cash equivalents at beginning of period	1,873	2,216

Cash and cash equivalents at end of period	$1,780	$2,124

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior period were reclassified to conform with the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited; in millions)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2008	$804	$12,502	$1,940	$(1,160)	$(643)	$13,443	$48	$13,491

Net income attributable to Corning Incorporated			14			14		14
Foreign currency translation adjustment					(728)	(728)		(728)
Unrealized postretirement benefit plan losses and prior service costs					(37)	(37)		(37)
Net unrealized loss on investments					(14)	(14)		(14)
Unrealized derivative gain on cash flow hedges					56	56		56
Reclassification adjustments on cash flow hedges					(43)	(43)		(43)
Total comprehensive loss						(752)		(752)

Shares issued to benefit plans and for option exercises	1	72		(33)		40		40
Dividends on shares			(78)			(78)		(78)
Other, net	1	2		(9)		(6)		(6)
Balance, March 31, 2009	$806	$12,576	$1,876	$(1,202)	$(1,409)	$12,647	$48	$12,695

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts for the prior period have been reclassified to conform to the 2009 presentation. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). A noncontrolling interest, previously called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under SFAS 160, noncontrolling interests in subsidiaries are now included as a component of equity in the consolidated statements of financial position. SFAS 160 also provides the required accounting treatment for changes in ownership of noncontrolling interests. As required, the presentation and disclosure provisions of SFAS 160 have been applied retrospectively. For the three months ended March 31, 2009, and 2008, net income attributable to noncontrolling interests was not significant (less than $1 million in each period presented) and therefore, was not presented separately on the consolidated statements of income.

Effective January 1, 2009, the Company changed the presentation of equity in earnings of affiliated companies in the Consolidated Statements of Income from below benefit (provision) for income taxes to above (loss) income before income taxes. The change in presentation reflects the strategic and economic importance of the Company’s investments accounted for under the equity method of accounting. There was no effect on the Company’s consolidated results of operation, financial condition, or cash flows as a result of this change.

Fair Value Measurements

The company applies SFAS No. 157, “Fair Value Measurements” (SFAS 157) and related Financial Accounting Standards Board (FASB) staff positions to all assets and liabilities that are measured and reported on a fair value basis. Major categories of financial assets and liabilities, including short-term investments, other assets and derivatives are measured at fair value on a recurring basis. Certain assets and liabilities including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following:

	Three months ended March 31,

	2009	2008
Royalty income from Samsung Corning Precision	$42	$43
Foreign currency exchange and hedge (losses), net	$(18)	$(28)
Net income attributable to noncontrolling interests	$0	$1
Other, net	$(4)	$(14)
Total	$20	$2

New Accounting Standards

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. The FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Corning plans to adopt FSP 115-2 and FAS 124-2 effective June 30, 2009. Corning is currently evaluating the impact of FAS 115-2 and FAS 124-2 on its consolidated results of operation and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. The FSP is required to be applied prospectively and does not allow retrospective application. This FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Corning plans to adopt FSP FAS 157-4 effective June 30, 2009. Corning is currently evaluating the impact of FAS 157-4 on its consolidated results of operation and financial condition.

2.	Restructuring, Impairment and Other Charges (Credits)

2009 Activities

In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits. Total cash expenditures associated with this plan are expected to be approximately $105 million with the majority of spending completed by early 2010.

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the three months ended March 31, 2009 (in millions):

	Reserve at Jan. 1, 2009	Charges	Net Charges	Non-Cash Settlements	Cash Payments	Reserve at March 31, 2009

Restructuring:
Employee related costs	$17	$148	$148	$(46)	$(11)	$108
Other charges (credits)	17	5	5		(1)	21
Total restructuring charges	$34	$153	$153	$(46)	$(12)	$129

Impairment of long-lived assets:
Assets to be disposed of		$12	$12
Total impairment charges		$12	$12

Total restructuring, impairment and other charges and (credits)		$165	$165

The cost of this plan for each of our reportable operating segments was as follows:

Operating segment	Employee- related and other costs
Display Technologies	$34
Telecommunications	15
Environmental Technologies	19
Specialty Materials	18
Life Sciences	7
Corporate and All Other	72
Total restructuring, impairment and other charges	$165

Cash payments for employee-related costs will be substantially complete by early 2010, while payments for exit activities will be substantially complete by the end of 2011.

2008 Activities

In the first quarter of 2008, Corning recorded net credit adjustments of $1 million for revisions to existing restructuring plans. The following table summarizes the restructuring activity as of and for the three months ended March 31, 2008 (in millions):

	Reserve at January 1, 2008	Revisions to existing plans	Net charges/ (reversals)	Cash Payments	Reserve at March 31, 2008

Restructuring activity:
Employee related costs	$12	$(1)	$(1)	$(5)	$6
Other charges	22			(2)	20
Total restructuring activity	$34	$(1)	$(1)	$(7)	$26

3.	Commitments and Contingencies

Asbestos Litigation

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 42,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the resolution of all current and future asbestos claims against it and PCC, which might arise from PCC products or operations (the 2003 Plan). The 2003 Plan would have required Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, contribute 25 million shares of Corning common stock, and pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the plan’s effective date, with 5.5 percent interest from June 2004. In addition, the 2003 Plan provided that Corning would assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance.

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

As a result, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the proposed Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The proposed Amended Plan would require Corning to make one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and five additional payments of $50 million each on subsequent anniversaries of the first payment, subject to credits applicable under certain circumstances to Corning’s final $50 million payment.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $666 million at March 31, 2009, compared with an estimate of liability of $662 million at December 31, 2008. In the first quarter of 2009, Corning recorded asbestos litigation expense of $4 million. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan is ultimately confirmed and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

In the three months ended March 31, 2008, Corning recorded a credit to asbestos litigation expense of $327 million, as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in likelihood of a settlement under the 2003 Plan.

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

We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning). The funding of the Dow Corning $150 million credit facility is subject to events connected to the Dow Corning Bankruptcy Plan. Refer to Note 13 (Commitments, Contingencies, and Guarantees) to the consolidated financial statements in our 2008 Form 10-K for a discussion of contingent liabilities associated with Dow Corning.

As of March 31, 2009, contingent guarantees totaled a notional value of $291 million, compared with $292 million at December 31, 2008. We believe a significant majority of these contingent guarantees will expire without being funded. We also were contingently liable for purchase obligations of $119 million and $126 million, at March 31, 2009 and December 31, 2008, respectively.

Product warranty liability accruals at March 31, 2009 and December 31, 2008 were $22 million and $18 million, respectively.

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters, discussed in Note 7 (Investments) to the consolidated financial statements in our 2008 Form 10-K and in Part II – Item 1, Legal Proceedings, and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2009, and December 31, 2008, Corning had accrued approximately $24 million and $21 million, respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

In the first quarter of 2009, we recorded the impact of a capital lease obligation associated with a manufacturing facility in our Display Technologies segment. The balance of this obligation at March 31, 2009 was $141 million and is included in our long-term debt balance. Corning repaid $72 million of debt which included the redemption of $54 million principal amount of our 6.3% notes due March 1, 2009. There were no other significant debt transactions in the first quarter of 2009.

5.	Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended March 31,

	2009	2008

Benefit (provision) for income taxes	$66	$(74)
Effective (benefit) tax rate	(126.9)%	6.7%

For the three months ended March 31, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items, including a restructuring charge of $165 million and our share of Dow Corning’s restructuring charge of $29 million. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about the restructuring charge. Discrete items increased our effective tax rate by 128.3 percentage points.

For the three months ended March 31, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax expense on income generated in the U.S.;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items for which no tax benefit was recorded, including an asbestos litigation credit of $327 million. Refer to Note 3 (Commitments and Contingencies) for additional information about the asbestos litigation. Discrete items decreased our effective tax rate by 2.8 percentage points.

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements in our 2008 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances until the second quarter of 2008. At that time, we concluded that it was more likely than not that we would realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.5 billion of valuation allowances in 2008 on our U.S. deferred tax assets and, effective January 1, 2009, are providing U.S. income tax expense or (benefit) on U.S. earnings (losses).

For the three months ended March 31, 2008, we recorded tax expense on income generated in the U.S. of $172 million which was fully offset by releases of valuation allowance. This amount includes the impact of discrete items described above.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2013 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 21.9 and 3.8 percentage points for the three months ended March 31, 2009 and 2008, respectively.

Corning is currently reviewing its eligibility for a U.S. tax credit for research and experimentation expenses incurred from 2005 to 2008. As a result, it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next 12 months. The amount or range of increase cannot be estimated at March 31, 2009.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended March 31,
	2009			2008
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$14	1,548	$0.01	$1,029	1,566	$0.66

Effect of dilutive securities:
Stock options and other dilutive securities		11			32

Diluted earnings per common share	$14	1,559	$0.01	$1,029	1,598	$0.64

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

	Three months ended March 31,

	2009	2008
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	79	37
Performance-based restricted stock awards	4	2
Total	83	39

7.	Short-term Investments

The following is a summary of the fair value of short-term investments, which are comprised of available-for-sale securities (in millions):

	March 31, 2009	December 31, 2008

Bonds, notes and other securities:
U.S. government and agencies	$627	$737
Asset-backed securities	4	5
Other debt securities	174	201
Total short-term investments	$805	$943

Gross realized gains and losses for the three months ended March 31, 2009 and 2008 were not significant.

Gross unrealized gains and losses at March 31, 2009 were $2 million and $60 million, respectively, and were included in accumulated other comprehensive income. Unrealized losses included temporary impairments of asset-backed securities with a fair value of $33 million at March 31, 2009. Because we believe the $85 million cost-basis of these asset-backed securities, which are collateralized by mortgages, is recoverable in the long-term we have classified these securities as long-term assets. It is possible that a significant degradation in the delinquency or foreclosure rates in the underlying mortgages could cause further temporary or other-than-temporary impairments in the future. Gross unrealized gains and losses at March 31, 2008 were $6 million and $39 million, respectively.

8.	Inventories

Inventories comprise the following (in millions):

	March 31, 2009	December 31, 2008
Finished goods	$260	$293
Work in process	166	197
Raw materials and accessories	123	120
Supplies and packing materials	182	188
Total inventories	$731	$798

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	March 31, 2009	December 31, 2008
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$1,613	$1,965
Dow Corning Corporation	50%	601	866
All other	20%-50%	217	221
		2,431	3,052
Other investments		4	4
Total		$2,435	$3,056

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended March 31,
	2009	2008
Related Party Transactions:
Corning sales to affiliates	$4	$15
Corning purchases from affiliates	$4	$13
Dividends received from affiliates	$403	$151
Royalty income from affiliates	$43	$43
Corning transfers of assets, at cost, to affiliates		$48

As of March 31, 2009, balances due to and due from affiliates were $2 million and $22 million, respectively. As of December 31, 2008, balances due to and due from affiliates were $2 million and $20 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended March 31,

	2009	2008

Statement of Operations:
Net sales	$755	$855
Gross profit	$510	$569
Net income	$371	$449
Corning’s equity in earnings of Samsung Corning Precision	$187	$216

Related Party Transactions:
Corning purchases from Samsung Corning Precision		$7
Corning sales to Samsung Corning Precision		$8
Dividends received from Samsung Corning Precision	$181	$151
Royalty income from Samsung Corning Precision	$42	$43
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)		$48

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

Corning owns 50% of Samsung Corning Precision, Samsung Electronics Co., Ltd. owns 43% and three other shareholders own the remaining 7%.

As of March 31, 2009, balances due from Samsung Corning Precision were $20 million. As of December 31, 2008, balances due from Samsung Corning Precision were $17 million.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Samsung Corning Precision accounted for the transaction at fair value while Corning accounted for the transaction at historical cost.

Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (“Samsung Affiliates”) entered into with SGI and Creditors on August 24, 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors and to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them and pay default interest of 6% per annum. The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request on March 30, 2009, for certain information from the Competition DG. Corning and Samsung Corning Precision are in the process of responding to the request for information.

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended March 31,
	2009	2008

Statement of Operations:
Net sales	$1,025	$1,275
Gross profit	$282	$409
Net income	$10	$160
Corning’s equity in earnings of Dow Corning	$5	$80

Related Party Transactions:
Corning purchases from Dow Corning	$4	$4
Dividends received from Dow Corning	$222

The balance due to Dow Corning was $1 million as of March 31, 2009.

In response to current economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009. Our share of these charges was $29 million.

At March 31, 2009, Dow Corning’s marketable securities included approximately $1.1 billion of auction rate securities, net of a temporary impairment of $147 million. As a result of the temporary impairment, unrealized losses of $113 million, net of $34 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $57 million and is included in Corning’s accumulated other comprehensive income.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of December 31, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $41 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2008, Dow Corning has estimated the liability to commercial creditors to be within the range of $80 million to $234 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range less approximately $6 million paid in 2008 in settlement of certain trade creditors’ claims for default interest. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $74 million, net of applicable tax benefits. In addition, the London Market Insurers (the “LMI Claimants”) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by FIN 46R. Corning has performed the required FIN 46R assessments and has identified three entities as being variable interest entities. None of these entities are considered significant to Corning’s consolidated statements of position.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

10.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2009. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Specialty Materials	Total

Balance at March 31, 2009	$ 118	$ 9	$ 150	$ 277

Other intangible assets follow (in millions):

	March 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$128	$114	$14	$129	$112	$17
Non-competition agreements	97	89	8	98	90	8
Other	5	2	3	5	2	3

Total	$230	$205	$25	$232	$204	$28

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $10 million for 2009 and insignificant thereafter.

11.	Customer Deposits

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

During the three months ended March 31, 2009 and 2008, we issued $103 million and $66 million, respectively, in credit memoranda. Customer deposit liabilities were $237 million and $369 million at March 31, 2009 and December 31, 2008, respectively, of which $198 million and $320 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen–U.S. dollar exchange rate.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,

	2009	2008	2009	2008

Service cost	$13	$13	$4	$3
Interest cost	38	37	12	12
Expected return on plan assets	(45)	(49)
Amortization of net loss	7	4	3	2
Amortization of prior service cost	2	3	(1)	(1)
Total pension and postretirement benefit expense	$15	$8	$18	$16

Curtailment charge	22		8
Total expense	$37	$8	$26	$16

Corning and certain of its domestic subsidiaries offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements. In response to rising health care costs, we changed our cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap equals 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009. The pre-65 retirees are expected to trigger the cap in 2009. Further, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical upon retirement; however, these employees will pay 100% of the cost.

In the three months ended March 31, 2009, Corning recorded restructuring charges of $44 million for pension and postretirement benefit plans. This included a curtailment charge of $30 million for the domestic qualified defined benefit plan (U.S. pension plan) and the domestic postretirement benefit plan. Accordingly, we remeasured the U.S. pension and postretirement benefit plans as of March 31, 2009. The remeasurement resulted in an increase of $115 million to the Company’s U.S. pension liability and a decrease of $12 million to the domestic postretirement benefit plan liability. As part of the remeasurement, we updated the assumed discount rate for both plans to 6.25%, which reflects a 25 basis point increase from December 31, 2008.

13.	Hedging Activities

Effective January 1, 2009, Corning adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161) which provides guidance for enhanced disclosures about derivatives. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated results of operation or financial condition.

Corning operates and conducts business in many foreign countries and as a result is exposed to movements in foreign currency exchange rates. Our exposure to exchange rate effects includes:

•	exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings; and
•	exchange rate movements upon translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar, which impact our net equity.

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar, and the Euro. We selectively enter into foreign exchange forward and option contracts with durations of 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

As of March 31, 2009		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments under Statement 133
Foreign exchange contracts	$278	Other current assets	$13	Other accrued liabilities	$(15)
Total	$278		$13		$(15)

Derivatives not designated as hedging instruments under Statement 133
Foreign exchange contracts	$1,316	Other current assets	$33	Other accrued liabilities	$(18)
Total	$1,316		$33		$(18)
Total derivatives			$46		$(33)

Corning uses derivative instruments (forwards and options) to limit exposures to fluctuations related to certain monetary assets, monetary liabilities, and net earnings in foreign currencies. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated derivatives. Changes in the fair value of undesignated derivatives are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities in the consolidated statement of operations. The notional amount of the undesignated derivatives at March 31, 2009 and December 31, 2008 was $1.3 billion and $1.5 billion, respectively.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

	Effect of derivative instruments on the statement of financial performance
	For the three months ended March 31, 2009
Derivatives in Statement 133 hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)	Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)	Location of gain/(loss) related to ineffectiveness & excluded from effectiveness testing	Gain/(loss) related to ineffectiveness & excluded from effectiveness testing

Cash flow hedges
Foreign exchange contracts		Cost of sales	$1	Other income/ (expense)
Foreign exchange contracts	$(15)	Royalties (1)	(11)	Other income/ (expense)	$2

Total cash flow hedges	$(15)		$(10)		$2

Net investment hedges
Foreign denominated debt	$139

Total net investment hedges	$139

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income

Foreign exchange contracts	Other income/ (expense)	$28

Total undesignated		$28

(1)

Included in this amount is $9 million of loss relating to derivatives that were de-designated by the company in the fourth quarter of 2008 for which the amounts recorded in accumulated OCI were determined to still be probable or reasonably possible of occurring as originally forecasted.

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

Corning excludes the impact of credit risk from the assessment of hedge effectiveness. The amount of ineffectiveness, related to derivatives, at March 31, 2009 was a gain of $2 million. The amount of ineffectiveness at December 31, 2008 was a loss of $19 million.

Cash Flow Hedges

Corning typically has cash flow hedges that are comprised of foreign exchange forward and option contracts. Corning utilizes a regression analysis for the effectiveness analysis of its cash flow hedges, both prospectively and retrospectively. This analysis excludes the impact of credit risk from the assessment of hedge effectiveness.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statements of income where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At March 31, 2009, the amount of net losses expected to be reclassified into earnings within the next 12 months is $15 million.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at March 31, 2009 and December 31, 2008, were $139 million and $141 million, respectively.

14.	Fair Value Measurements

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	March 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$806	$499	$307	(2)
Other assets	$33		$33
Derivatives (1)	$33		$33

Liabilities
Derivatives (1)	$5		$5

	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$943	$531	$412	(2)
Other assets	$40		$40
Derivatives (1)	$22		$22

Liabilities
Derivatives (1)	$81		$81

(1)	Derivative assets and liabilities include interest rate swaps and foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

The FASB deferred implementation of SFAS 157 for certain assets and liabilities that are measured at fair value on a non-recurring basis until 2009. Corning adopted SFAS 157 effective January 1, 2009. Corning’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, goodwill, asset retirement obligations, cost and equity investments. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first quarter of 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis and no required additional disclosures upon adoption.

15.  Share-based Compensation

Stock Compensation Plans

The Company accounts for share-based compensation in accordance with SFAS 123(R) “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the Worldwide Employee Share Purchase Plan (WESPP), based on estimated fair values. The Company elected to use the modified prospective transition method upon adoption of SFAS 123(R).

Share-based compensation cost recognized under SFAS 123(R) was approximately $35 million and $41 million for the three months ended March 31, 2009 and 2008, respectively, and included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock, and (4) WESPP shares.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the option plans for the three months ended March 31, 2009:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2008	89,630	$26.92
Granted	9,235	$10.16
Exercised	(212)	$5.81
Forfeited and Expired	(80)	$26.07
Options Outstanding as of March 31, 2009	98,573	$25.40	5.07	$205,826
Options Exercisable as of March 31, 2009	74,812	$28.37	3.76	$156,311

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2009, there was approximately $79 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.04 years. Compensation cost related to stock options was approximately $18 million and $20 million for the three months ended March 31, 2009 and 2008, respectively.

Proceeds received from the exercise of stock options were $1 million and $18 million for the three months ended March 31, 2009 and 2008, respectively. Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the three months ended March 31, 2009 and 2008 was approximately $1 million and $32 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes) to the consolidated financial statements.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended March 31,

	2009	2008
Expected volatility	45-60%	34-54%
Weighted-average volatility	55%	51%
Expected dividends	1.50%	0.85%
Risk-free rate	0.1-4.7%	2.0-6.0%
Average risk-free rate	2.7%	3.9%
Expected time to exercise (in years)	2.2-5.4	2.2-5.4
Pre-vesting departure rate	1.4-2.7%	1.5-2.6%
Post vesting departure rate	1.9-3.8%	3.5-6.3%

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2008, and changes during the three months ended March 31, 2009:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2008	2,065	$21.01
Granted	92	10.75
Vested	(57)	26.33
Forfeited	(3)	61.91
Nonvested shares at March 31, 2009	2,097	$20.42

As of March 31, 2009, there was approximately $23 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years. Compensation cost related to time-based restricted stock was approximately $4 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2008, and changes during the three months ended March 31, 2009:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock and restricted stock units at December 31, 2008	8,942	$15.51
Granted
Vested	(2,210)	21.11
Forfeited	(64)	21.23
Nonvested restricted stock and restricted stock units at March 31, 2009	6,668	$13.60

As of March 31, 2009, there was approximately $44 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $12 million and $17 million for the three months ended March 31, 2009 and 2008, respectively.

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

16.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended March 31,

	2009 (1)	2008 (1)

Net income	$14	$1,028
Other comprehensive income:
Change in unrealized loss on investments, net	(1)	(22)
Change in unrealized gain (loss) on derivative hedging instruments, net	56	(99)
Reclassification adjustment relating to derivatives, net	(43)	32
Foreign currency translation adjustment, net	(728)	396
Amortization of postretirement benefit plan losses, net	(37)	13
Other, net (2)	(13)
Comprehensive income	$(752)	$1,348
Comprehensive income attributable to noncontrolling interests		1
Comprehensive income attributable to Corning	$(752)	$1,349

(1)

Other comprehensive income items for the three months ended March 31, 2009 include net tax effects of $16 million and were not significant in the first quarter of 2008. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

(2)

Other, net includes an unrealized loss of $13 million for the three months ended March 31, 2009, related to the temporary impairment of auction rate securities held by Dow Corning Corporation. Refer to Note 9 (Investments).

17.	Significant Customers

For the three months ended March 31, 2009, Corning’s sales to AU Optronics Corporation (AUO), a customer of our Display Technologies segment, represented 10% of the Company’s consolidated net sales. For the three months ended March 31, 2008, Corning’s sales to AUO and Chi Mei, both customers of our Display Technologies segment, represented 13% and 12%, respectively, of the Company’s consolidated net sales.

18.	Operating Segments

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display (LCD) glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

All other operating segments that do not meet the quantitative threshold for separate reporting are grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

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

Effective January 1, 2009, we began providing U.S. income tax expense (or benefit) on U.S. earnings (losses) due to the change in our conclusion about the realizability of our U.S. deferred tax assets in 2008. As a result of the change in our tax position, we adjusted the allocation of taxes to our operating segments in 2009 to reflect this difference. The impact of this change was not significant.

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2009
Net sales	$357	$385	$110	$60	$76	$1	$989
Depreciation (1)	$104	$31	$24	$10	$4	$3	$176
Amortization of purchased intangibles		$3					$3
Research, development and engineering expenses (2)	$22	$23	$30	$11	$3	$36	$125
Restructuring, impairment and other charges	$34	$15	$19	$18	$7	$4	$97
Equity in earnings (loss) of affiliated companies	$180	$(4)	$2			$12	$190
Income tax (provision) benefit	$(7)	$1	$14	$10		$7	$25
Net income (loss) (3)	$218	$(1)	$(44)	$(27)	$8	$(29)	$125

Three months ended March 31, 2008
Net sales	$829	$421	$197	$83	$81	$6	$1,617
Depreciation (1)	$90	$27	$24	$8	$4	$3	$156
Amortization of purchased intangibles		$2					$2
Research, development and engineering expenses (2)	$24	$24	$33	$9	$2	$36	$128
Restructuring, impairment and other credits		$(1)					$(1)
Equity in earnings of affiliated companies	$207		$1			$22	$230
Income tax provision	$(61)	$(5)	$(5)		$(5)	$(2)	$(78)
Net income (loss) (3)	$679	$11	$13	$(4)	$10	$(27)	$682

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending which is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended March 31,

	2009	2008
Net income of reportable segments	$154	$709
Non-reportable segments	(29)	(27)
Unallocated amounts:
Net financing costs (1)	(20)	9
Stock-based compensation expense	(35)	(41)
Exploratory research	(20)	(18)
Corporate contributions	(9)	(11)
Equity in earnings of affiliated companies (2)	5	82
Asbestos litigation (3)	(4)	327
Other corporate items (4)	(28)	(1)
Net income attributable to Corning Incorporated	$14	$1,029

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)

Represents the equity earnings of Dow Corning Corporation. In the first quarter of 2009, equity earnings of affiliated companies, net of impairments includes a charge of $29 million representing restructuring charges at Dow Corning Corporation.

(3)

In the first quarter of 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003.

(4)	In the first quarter of 2009, other corporate items included $68 million ($44 million after-tax) of restructuring charges.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the first quarter of 2009, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 70% of segment sales.
•	In the Telecommunications segment, two customers accounted for 24% of segment sales.
•	In the Environmental Technologies segment, three customers accounted for 84% of segment sales.
•	In the Specialty Materials segment, one customer accounted for 11% of segment sales.
•	In the Life Sciences segment, one customer accounted for 41% of segment sales.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition and results of operations. The discussion includes the following sections:

•	Overview
•	Results of Operations
•	Operating Segments
•	Liquidity and Capital Resources
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward Looking Statements

OVERVIEW

We believe the global economic recession continued to affect demand for our products in the first quarter of 2009 and that the decline may continue in the second quarter. The Company has responded to the economic conditions that affected demand for our products by scaling back manufacturing operations, curbing the rate of growth in research, development, and engineering expenses, reducing capital spending, and reducing operating costs. In the first quarter of 2009, we recorded restructuring charges of $165 million for costs associated with workforce reductions in all of our operating segments. Dow Corning also incurred restructuring costs associated with workforce reductions in the first quarter of 2009. Our share of these charges was $29 million.

Our key priorities for 2009 remain similar to those from the previous four years: protect our financial health and invest in the future. During the first quarter of 2009, we made the following progress against our priorities:

Protecting Financial Health

Our balance sheet remains strong, and we generated positive cash flow from operating activities.

•

Our debt to capital ratio of 12% at March 31, 2009 remains low when compared to 11% at December 31, 2008. The slight increase from December 31, 2008 reflected the impact of a capital lease associated with our Display Technologies segment.

•	Operating cash flow in the three months ended March 31, 2009 was $264 million.
•	We ended the first quarter of 2009 with $2.6 billion of cash, cash equivalents and short-term investments.

For the three months ended March 31, 2009, we generated net income of $14 million or $0.01 per share compared to net income of $1.0 billion or $0.64 per share for the same period in 2008. When compared to the same period last year, the decrease in net income was due largely to the following items:

•	Lower net income in the Display Technologies segment driven by lower volumes, price declines, and a decline in equity earnings from Samsung Corning Precision, our equity affiliate located in Korea.
•

Asbestos litigation expense of $4 million, compared to a credit of $327 million in the first quarter of 2008. In the first quarter of 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms proposed in 2003. For additional information on the asbestos litigation, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

•

Charges of $165 million in the first quarter of 2009 for corporate-wide restructuring actions which included a selective voluntary early retirement program, global workforce reductions, and consolidation of manufacturing facilities. For additional information, refer to Note 2 (Restructuring, Impairment, and Other Charges (Credits)) to the consolidated financial statements.

•	A decline in equity earnings from Dow Corning due to reduced volume and the negative impact of $29 million of restructuring charges at Dow Corning.

The decrease in net income was offset somewhat by $71 million from the positive impact of movements in foreign exchange rates and a reduction in operating expenses.

Investing In Our Future

We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems. We remain committed to investing in research, development, and engineering to drive innovation and continue to work on technologies for glass substrates for active matrix LCD glass substrates, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that enable fiber-to-the-premises. We continue to make investments in promising technologies such as the Epic™ system, synthetic green lasers, silicon-on-glass, advanced flow reactors, thin-film photovoltaics, and mercury abatement.

Our research, development and engineering expenses for the three months ended March 31, 2009, were even with the same period last year. We believe our spending levels are adequate to support our technology and innovation strategies and reflect our commitment to the future, despite current economic conditions. As a percentage of net sales, these expenses grew 6 percentage points when compared to the first quarter of 2008 due to the significant decline in net sales when compared to a year ago.

Capital spending totaled $276 million and $467 million for the three months ended March 31, 2009 and 2008, respectively. Spending in the first quarter of 2009 was driven primarily by projects in our Display Technologies segment that were completed in 2008. We expect our 2009 capital spending to be about $1.1 billion. Approximately $700 million will be directed toward our Display Technologies segment, of which about $525 million relates to construction completed in 2008.

Corporate Outlook

We believe sales and profitability in 2009 will continue to be negatively impacted by global economic conditions. If we do not experience sufficient recovery in certain of our businesses, we may incur further charges to reduce our workforce and consolidate capacity. We will continue to focus on preserving cash, controlling our costs, and accelerating new products while maintaining our emphasis on research and development investments for longer term growth. We remain confident that our strategy to grow through global innovation while preserving our financial stability will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the first quarter follow (dollars in millions):

	Three months ended March 31,		% Change

	2009	2008	09 vs. 08

Net sales	$989	$1,617	(39)%

Gross margin	$270	$844	(68)%
(gross margin %)	27%	52%

Selling, general and administrative expenses	$207	$242	(14)%
(as a % of net sales)	21%	15%

Research, development and engineering expenses	$151	$151	0%
(as a % of net sales)	15%	9%

Restructuring, impairment and other charges (credits)	$165	$(1)	*
(as a % of net sales)	17%	0%

Asbestos litigation charge (credit)	$4	$(327)	(101)%
(as a % of net sales)	0%	(20)%

Equity in earnings of affiliated companies	$195	$312	(38)%
(as a % of net sales)	20%	19%

(Loss) income before income taxes	$(52)	$1,103	(105)%
(as a % of net sales)	(5)%	68%

Benefit (provision) for income taxes	$66	$(74)	189%
(as a % of net sales)	7%	(5)%

Net income attributable to Corning Incorporated	$14	$1,029	(99)%
(as a % of net sales)	1%	64%

* The percentage change calculation is not meaningful.

Net Sales

For the three months ended March 31, 2009, net sales decreased when compared to the same periods in 2008 resulting primarily from year-over-year lower volumes in the Display Technologies, Environmental Technologies, and Telecommunications segments. Net sales were positively impacted by approximately $17 million due to movements in foreign exchange rates, primarily the Japanese yen – U.S. dollar exchange rate because sales of the Display Technologies segment are denominated in Japanese yen. Net sales of our other operating segments were also lower in the first quarter of 2009 when compared with the same period last year.

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

Gross Margin

As a percentage of net sales, gross margin for the first quarter of 2009 declined significantly when compared to the first quarter of 2008 due primarily to the impact of significantly lower volume and price declines in the Display Technologies segment. Reduced volume in our other segments in the first quarter of 2009 also had a negative impact on gross margin when compared to the same period last year.

Selling, General and Administrative Expenses

For the three months ended March 31, 2009, selling, general, and administrative expenses decreased $35 million due primarily to lower compensation-related costs and the impact of recent restructuring actions. As a percentage of net sales, these expenses increased by 6 percentage points when compared to the same period in 2008 due to the significant decline in net sales.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three months ended March 31, 2009, research, development and engineering expenses were even with the same period last year. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments. Excluding these segments, the largest driver of spending continues to be for development projects such as Gorilla™ glass, green lasers, silicon-on-glass and baseline research for new business development. Gorilla™ glass is an optical quality glass that is optimized for high-end portable devices and touch screens. As a percentage of net sales, these expenses increased by 6 percentage points when compared to the same period last year due to the significant decline in net sales.

Restructuring, Impairment and Other Charges (Credits)

In response to anticipated lower sales in 2009, we recorded a charge of $165 million in the first quarter of 2009 for a corporate-wide restructuring plan to reduce our global workforce. The charge included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits. Total cash expenditures associated with this plan are expected to be approximately $105 million with the majority of spending completed by early 2010. We estimate annualized savings from these actions will be about $195 million and will be reflected largely in cost of sales and selling, general, and administrative expenses. In the second quarter of 2009, we expect to see about $30 million in savings.

Asbestos Litigation

In the first quarter of 2009 we recorded a $4 million increase to our asbestos litigation liability to reflect the change in the estimated liability. In the first quarter of 2008, we recorded a $327 million decrease to our asbestos litigation liability as a result of the increase in the likelihood of a settlement under more recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms proposed in 2003.

For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended March 31,
	2009	2008
Samsung Corning Precision	$187	$216
Dow Corning Corporation	5	80
All other	3	16
Total equity earnings	$195	$312

Equity earnings for the three months ended March 31, 2009 reflected lower sales at Samsung Corning Precision and Dow Corning and restructuring charges at Dow Corning offset somewhat by the positive impact of movements in foreign exchange rates when compared to the same period in 2008. For the three months ended March 31, 2009, equity earnings included the positive impact of $59 million from movements in foreign exchange rates.

The decrease in equity earnings for Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment.

The decrease in equity earnings from Dow Corning in the first quarter of 2009 reflected volume declines in Dow Corning’s traditional silicone businesses and the impact of restructuring charges offset somewhat by an increase in volume at Hemlock Semiconductor when compared to the first quarter of 2008. Hemlock Semiconductor is Dow Corning’s consolidated subsidiary that makes high purity polycrystalline for the semiconductor and solar energy industries. In response to current economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009. Our share of these charges was $29 million. In the second quarter of 2009, we expect equity earnings at Dow Corning to increase substantially when compared to the first quarter of 2009.

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following:

	Three months ended March 31,

	2009	2008

Royalty income from Samsung Corning Precision	$42	$43
Foreign currency exchange and hedge (losses), net	$(18)	$(28)
Net income attributable to noncontrolling interests		$1
Other, net	$(4)	$(14)
Total	$20	$2

(Loss) Income Before Income Taxes

(Loss) income before income taxes for the three months ended March 31, 2009, was positively impacted by $73 million, due to movements in foreign exchange rates compared to the same periods last year.

Benefit (Provision) for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended March 31,

	2009	2008

Benefit (provision) for income taxes	$66	$(74)
Effective (benefit) tax rate	(126.9)%	6.7%

For the three months ended March 31, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items, including restructuring charge of $165 million and our share of Dow Corning’s restructuring charge of $29 million. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about the restructure charge. Discrete items increased our effective tax rate by 128.3 percentage points.

For the three months ended March 31, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax expense on income generated in the U.S.;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items for which no tax benefit was recorded, including an asbestos litigation credit of $327 million. Refer to Note 3 (Commitments and Contingencies) for additional information about the asbestos litigation. Discrete items decreased our effective tax rate by 2.8 percentage points.

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements in our 2008 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances until the second quarter of 2008. At that time, we concluded that it was more likely than not that we would realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.5 billion of valuation allowances in 2008 on our U.S. deferred tax assets and, effective January 1, 2009, are providing U.S. income tax expense or (benefit) on U.S. earnings (losses).

For the three months ended March 31, 2008, we recorded tax expense on income generated in the U.S. of $172 million which was fully offset by releases of valuation allowance. This amount includes the impact of discrete items described above.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated

As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended March 31,
	2009	2008
Net income attributable to Corning Incorporated	$14	$1,029
Basic earnings per common share	$0.01	$0.66
Diluted earnings per common share	$0.01	$0.64
Shares used in computing per share amounts
Basic earnings per common share	1,548	1,566
Diluted earnings per common share	1,559	1,598

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

All other operating segments that do not meet the quantitative threshold for separate reporting are grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

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

Effective January 1, 2009, we began providing U.S. income tax expense (or benefit) on U.S. earnings (losses) due to the change in our conclusion about the realizability of our U.S. deferred tax assets in 2008. As a result of the change in our tax position, we adjusted the allocation of taxes to our operating segments in 2009 to reflect this difference. The impact of this change was not significant.

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended March 31,		% Change

	2009	2008	09 vs. 08

Net sales	$357	$829	(57)%
Equity earnings of affiliated companies	$180	$207	(13)%
Net income	$218	$679	(68)%

The decrease in net sales for the first quarter of 2009 compared to the first quarter of 2008 was largely the result of volume declines of 53% and price declines offset somewhat by the positive impact of $37 million from movements in foreign exchange rates. The decline in volume reflected the weak global market and continued soft demand in Taiwan.

When compared to the first quarter of 2008, equity earnings from Samsung Corning Precision for the three months ended March 31, 2009 reflected a slight increase in volume and the positive impact of $59 million from movements in foreign exchange rates that was more than offset by price declines. We believe lower volume levels at our wholly owned business compared to those at Samsung Corning Precision were partially because Taiwanese panel makers do not have strong brand recognition with consumers, so they are the first to experience supply chain corrections and are slower to benefit from supply chain improvements when demand returns. In addition, a number of Taiwanese panel makers provide capacity to customers that also produce their own LCD panels, and as overall demand has been lower, purchases of this excess capacity remain depressed.

Because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry is a key factor in Corning’s volume. During 2008, the LCD market experienced a supply chain contraction in the second half of the year that worsened as global economic conditions deteriorated and demand rapidly declined. We believe the industry supply chain contraction ended in the first quarter of 2009. Segment results in the first quarter of 2009 reflected a slight decline in volume at our wholly owned business, and volume at Samsung Corning Precision increased 7% when compared to the fourth quarter of 2008. Pricing was also a key factor in the first quarter of 2009 when compared to the fourth quarter of 2008, with price declines near the upper single digits as expected at Corning’s wholly owned business and higher at Samsung Corning Precision.

When compared to the first quarter of last year, the decline in net income in the first quarter of 2009 reflects the impact of volume and price declines as described above, restructuring charges, offset somewhat by $80 million from the positive impact of movements in foreign exchange rates. Net income of this segment in the first quarter included $34 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Net income also includes royalty income from Samsung Corning Precision which was relatively even from the first quarter of last year. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 7 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the three months ended March 31, 2009, each of AUO, Chi Mei, and Sharp Corporation individually accounted for more than 10% of segment net sales and, collectively, accounted for 70% of segment sales.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. For the three months ended March 31, 2009, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for approximately 92% of Samsung Corning Precision sales.

Outlook:

We expect the Display Technologies segment to continue to be impacted by the global recession but to a lesser extent than in the first quarter. In the second quarter of 2009, we expect the supply chain to continue to improve. We anticipate volumes at our wholly owned business to be up more than 50% and up more than 25% at Samsung Corning Precision. We anticipate the rate of price declines will be much more moderate in both our wholly owned business and at Samsung Corning Precision. As volumes improve, we expect a significant improvement in this segment’s net income.

We now expect the overall LCD glass market in 2009 will be up 5% to 10% when compared with 2008, resulting from an increase in demand for LCD televisions offset slightly by falling demand for LCD monitors and notebook computers. In addition, we expect regional mix shifts as described above may continue to cause an increase in volume at Samsung Corning Precision with a corresponding decrease in volume for Corning’s wholly owned business. Although the LCD supply chain has been impacted by the current global recession, we believe that the long-term drivers of this market, specifically increased penetration of LCD into the total television market, increased screen size and increased televisions per household, remain intact.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things. We are cautious about the potential negative impacts that economic conditions, particularly the global economic recession, and world political tensions could have on consumer demand. While demand for LCD glass has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth. Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time. We may incur further charges in this segment to reduce our workforce and consolidate capacity. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended March 31,		% Change

	2009	2008	09 vs. 08

Net sales:
Optical fiber and cable	$192	$214	(10)%
Hardware and equipment	193	207	(7)%
Total net sales	$385	$421	(9)%

Net (loss) income	$(1)	$11	(109)%

In the first quarter of 2009, net sales of the Telecommunications segment decreased in both optical fiber and cable and hardware and equipment businesses when compared to the same period last year due to lower volumes for private network and certain public network products offset somewhat by higher volume for fiber-to-the-premises products and optical fiber and cable demand in China. In the first quarter of 2009, net sales of this segment were negatively impacted by $11 million due to movements in foreign exchange rates, primarily the U.S. dollar – Euro, when compared to the same period last year.

The decline in net income for the first quarter of 2009 reflected the decrease in volume as described above and the impact of $15 million of restructuring charges associated with the Company’s corporate-wide restructuring plan partially offset by lower manufacturing costs and operating expenses. Restructuring actions in this segment included workforce reductions and the consolidation of manufacturing operations that will result in the closure of two plants. Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

The Telecommunications segment has a concentrated customer base. For the three months ended March 31, 2009, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented approximately 24% of total segment sales.

Outlook:

For the second quarter of 2009, we expect modest net sales growth when compared to the first quarter of 2009 driven by increases in certain public network products.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended March 31,		% Change
	2009	2008	09 vs. 08

Net sales:
Automotive	$64	$137	(53)%
Diesel	46	60	(23)%
Total net sales	$110	$197	(44)%

Net (loss) income	$(44)	$13	(438)%

When compared to the previous year, the decline in sales of this segment for the first quarter of 2009 resulted from lower sales for automotive and diesel products. Sales of automotive products reflected continued weak economic conditions that have reduced demand in the European and U.S. automotive industry. Sales were also negatively impacted by lower automotive builds caused by inventory reductions at automotive manufacturers and dealers. In the first quarter of 2009, U.S. automotive builds were at their lowest levels since Corning entered this business. Diesel product sales continue to be depressed as a result of the weak freight industry in the U.S. Net sales in the first quarter were negatively impacted by $5 million due to movements in foreign exchange rates when compared to the same period last year.

Net loss in the first quarter of 2009 reflected sharply lower sales and manufacturing volume of both automotive and diesel products and the impact of restructuring charges offset somewhat by lower operating expenses, when compared to net income from the same period last year. Net loss of this segment in the first quarter of 2009 included $19 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Movements in foreign exchange rates did not significantly impact the results of this operating segment.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three months ended March 31, 2009, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 84% of total segment sales.

Outlook:

We expect ongoing weakness in the worldwide automotive and U.S. freight industries to continue to impact our results in the second quarter. However, we expect modest net sales growth of this segment when compared to the first quarter of 2009 led by automotive products sales as automotive builds improve after a very weak first quarter. We may incur further charges in this segment to reduce our workforce and consolidate capacity.

Specialty Materials

The following table provides net sales and net (loss) income for the Specialty Materials segment (in millions):

	Three months ended March 31,		% Change
	2009	2008	09 vs. 08

Net sales	$60	$83	(28)%
Net loss	$(27)	$(4)	(575)%

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

Net sales decreased for the three months ended March 31, 2009 due primarily to lower sales of semiconductor optics and components offset somewhat by an increase in sales of Gorilla™ glass, an optical quality glass that is optimized for high-end portable devices and touch screens. The increase in segment net loss in the first quarter of 2009 when compared to the same period in 2008 was due to lower sales and the impact of restructuring charges. Net loss of this segment in the first quarter of 2009 included $18 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Movements in foreign exchange rates did not have a significant impact on the comparability of sales or operating results for this segment.

For the three months ended March 31, 2009, one customer of the Specialty Materials segment accounted for 11% of total segment sales.

Outlook:

For the second quarter of 2009, we expect modest net sales growth when compared to the first quarter of 2009 due to increased sales of Gorilla™ glass.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended March 31,		% Change
	2009	2008	09 vs. 08

Net sales	$76	$81	(6)%
Net income	$8	$10	(20)%

Net sales in the first quarter of 2009 were down somewhat due to lower volume and the negative impact of $2 million from movements in foreign exchange rates. The decline in net income for the first quarter of 2009 resulted from improved manufacturing performance and lower operating expenses that were more than offset by the impact of restructuring costs. Net income of this segment in the first quarter of 2009 included $7 million of restructuring charges associated with the Company’s corporate-wide restructuring plan. Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

In the Life Sciences segment, one distributor accounted for approximately 41% of this segment’s net sales for the three months ended March 31, 2009.

Outlook:

For the second quarter of 2009, we expect modest net sales growth when compared to the first quarter of 2009.

All Other

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and net loss for All Other (in millions):

	Three months ended March 31,		% Change
	2009	2008	09 vs. 08

Net sales	$1	$6	(83)%
Research, development and engineering expenses	36	36
Equity earnings of affiliated companies	12	22	(45)%
Net loss	$(29)	$(27)	(7)%

The increase in net loss of this segment in the first quarter of 2009 was primarily due to lower equity earnings and the impact of restructuring charges. Net loss of this segment in the first quarter of 2009 included $4 million of restructuring charges associated with the Company’s corporate-wide restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure in the three months ended March 31, 2009 and 2008:

•

In the first quarter of 2009, we recorded the impact of a capital lease for a manufacturing facility associated with our Display Technologies segment. Our obligation under this lease at March 31, 2009, was $141 million.

•	In the first quarter of 2009, we repaid $72 million of debt which included the redemption of $54 million principal amount of our 6.3% notes due March 1, 2009.
•	In the first quarter of 2008, we repurchased 2.7 million shares of common stock for $62 million as part of a repurchase program announced in 2007.
•	We made dividend payments in the first quarters of 2009 and 2008 of $78 million.

Capital Spending

Capital spending totaled $276 million and $467 million for the three months ended March 31, 2009 and 2008, respectively. Spending in the first quarter of 2009 was driven primarily by projects in our Display Technologies segment that were completed in 2008. We expect our 2009 capital spending to be about $1.1 billion. Approximately $700 million will be directed toward our Display Technologies segment, of which about $525 million relates to construction completed in 2008.

Cash Flows

Summary of cash flow data:

	Three months ended March 31,
	2009	2008
Net cash provided by operating activities	$264	$295
Net cash used in investing activities	$(126)	$(375)
Net cash used in financing activities	$(143)	$(129)

Although net income declined significantly in the first quarter of 2009, cash provided by operating activities decreased only 11% when compared to the previous year.  Higher dividend payments from equity affiliates and the impact of non-cash items in both years reduced the impact of lower net income when compared to the same period last year.

Net cash used in investing activities included lower capital spending in the first quarter of 2009 when compared to the same period last year. Capital spending in the first quarter of last year reflected the Company’s spending for increased LCD glass manufacturing capacity.

Net cash used in financing activities was slightly higher in the first quarter of 2009 when compared to the first quarter of 2008 due to higher debt repayments in the first quarter of 2009 offset by the absence of stock repurchases.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods. Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During the three months ended March 31, 2009, and 2008, we issued $103 million and $66 million, respectively, in credit memoranda. Refer to Note 11 (Customer Deposits) to the consolidated financial statements for additional information.

Restructuring, Impairment and Other Charges (Credits)

In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge includes costs for severance, special termination benefits, outplacement services, and the impact of a curtailment loss for postretirement benefits. Total cash expenditures associated with this plan are expected to be approximately $105 million with the majority of spending completed by early 2010. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)).

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of March 31, 2009	As of December 31, 2008

Working capital	$2,847	$2,567
Working capital, excluding cash, cash equivalents, and short-term investments	$262	$(249)
Current ratio	2.8:1	2.3:1
Trade accounts receivable, net of allowances	$593	$512
Days sales outstanding	54	43
Inventories	$731	$798
Inventory turns	4.2	4.3
Days payable outstanding (1)	27	33
Long-term debt	$1,596	$1,527
Total debt to total capital	12%	11%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2008 Form 10-K. The Outlook includes an update by Moody’s on March 24, 2009:

RATING AGENCY	Rating Long-Term Debt	Outlook
Last Update

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Negative
March 24, 2009

Management Assessment of Liquidity

The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. We ended the first quarter of 2009 with approximately $2.6 billion of cash, cash equivalents and short-term investments.

In the first quarter of 2009 and 2008, gross realized gains and losses were not significant. Refer to Note 7 (Short-term Investments) to the consolidated financial statements for additional information.

A continuation of recent turmoil in financial markets may limit Corning’s access to capital markets, constrain issuance amounts available to Corning, and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning. Still, from time to time, we may issue debt, the proceeds of which may be used to refinance debt maturities and for general corporate purposes. Currently, we are evaluating capital market conditions and may take advantage of debt financing opportunities when favorable conditions arise.

In July 2007, Corning’s Board of Directors approved a stock repurchase program of up to $500 million to be completed by the end of 2008. In July 2008, Corning announced that its Board of Directors and Executive Committee had approved a second stock repurchase program of up to an additional $1 billion to be completed by the end of 2009. Through December 31, 2008, we had repurchased approximately 40 million shares of common stock for $875 million under these programs. We do not intend to make further share repurchases until we see improvements in economic conditions and the Company’s cash flow performance. There were no repurchases in the first quarter of 2009.

Our major source of funding for the remainder of 2009 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments and proceeds from any issuances of debt. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments. Corning also has access to a $1.1 billion unsecured committed revolving line of credit through November 2011. This facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At March 31, 2009, we were in compliance with both financial covenants. The required leverage ratio, which measures debt to total capital, is 50%. At March 31, 2009, our leverage using this measure was 12%. The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of 3.5 times. At March 31, 2009, our interest coverage ratio using this measure was 43.5 times.

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2008 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2008 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2008 Form 10-K and remain unchanged through the first quarter of 2009.

NEW ACCOUNTING STANDARDS

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. This FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Corning plans to adopt FSP 115-2 and FAS 124-2 effective June 30, 2009. Corning is currently evaluating the impact of FAS 115-2 and FAS 124-2 on its consolidated results of operation and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. The FSP is required to be applied prospectively and does not allow retrospective application. This FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Corning plans to adopt FSP FAS 157-4 effective June 30, 2009. Corning is currently evaluating the impact of FAS 157-4 on its consolidated results of operation and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2009, and December 31, 2008, Corning had accrued approximately $24 million and $21 million, respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management which are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global economic and political conditions;
-	tariffs, import duties and currency fluctuations;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	rate of customer acceptance of LCD televisions;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won; and
-	other risks detailed in Corning’s SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2008 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Recent turmoil in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income. For a discussion of our exposure to market risk, refer to Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2008 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 19 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $24 million (undiscounted) for its estimated liability for environmental cleanup and litigation at March 31, 2009. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of December 31, 2008, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $41 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2008, Dow Corning has estimated the liability to commercial creditors to be within the range of $80 million to $234 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range less approximately $6 million paid in 2008 in settlement of certain trade creditors’ claims for default interest. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $74 million, net of applicable tax benefits. In addition, the London Market Insurers (the “LMI Claimants”) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 42,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the resolution of all current and future asbestos claims against it and PCC, which might arise from PCC products or operations (the 2003 Plan). The 2003 Plan would have required Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, contribute 25 million shares of Corning common stock, and pay a total of $140 million in six annual installments (present value $131 million at March 2003), beginning one year after the plan’s effective date, with 5.5 percent interest from June 2004. In addition, the 2003 Plan provided that Corning would assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance.

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

As a result, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that such a proposed Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the proposed Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The proposed Amended Plan would require Corning to make one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and five additional payments of $50 million each on subsequent anniversaries of the first payment, subject to credits applicable under certain circumstances to Corning’s final $50 million payment.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (“Samsung Affiliates”) entered into with SGI and Creditors on August 24, 1999 (“the Agreement”). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors and to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them and pay default interest of 6% per annum. The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

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

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively “AMICO”) filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and NetOptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties have exchanged initial discovery disclosures. Mediation conducted on November 29, 2007 did not resolve the case, and the parties are engaging in discovery. The parties filed summary judgment motions in October 2008 which were ruled upon on December 24, 2008. The court granted partial summary judgment to each of the parties clarifying the extent of any reimbursement that can be proven by the Plaintiff. The trial date will be rescheduled, pending a special master’s determination of the amount of reimbursement recoverable by plaintiff. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning’s financial statements is remote.

Commission of European Communities Competition Investigation. In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request on March 30, 2009, for certain information from the Competition DG. Corning and Samsung Corning Precision are in the process of responding to the request for information.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2008 Form 10-K for the year ended December 31, 2008 which could materially impact our business, financial condition or future results. Risks disclosed in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal first quarter of 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
January 1-31, 2009	10,051	$10.10	0	$625,036,742
February 1-28, 2009	820,748	$10.29	0	$625,036,742
March 1-31, 2009	16,300	$13.05	0	$625,036,742
Total	847,099	$10.34	0	$625,036,742

(1)

This column reflects the following transactions during the fiscal first quarter of 2009: (i) the deemed surrender to us of 22,083 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options and, (ii) the surrender to us of 825,016 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

Corning Incorporated
(Registrant)

May 1, 2009	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

May 1, 2009	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

12	Computation of Ratio of Earnings to Fixed Charges	53

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	54

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under
	the Exchange Act	55

32	Certification Pursuant to 18 U.S.C. Section 1350	56

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Three months ended March 31, 2009

Loss from continuing operations before taxes on income	$(52)
Adjustments:
Distributed income of equity investees	403
Fixed charges net of capitalized interest	19

Earnings before taxes and fixed charges as adjusted	$370

Fixed charges:
Interest expense (a)	$24
Portion of rent expense which represents an appropriate interest factor (b)	5

Total fixed charges	29
Capitalized interest	(10)

Total fixed charges, net of capitalized interest	$19

Ratio of earnings to fixed charges	12.8x

(a)	Interest expense includes amortization expense for capitalized interest and debt costs.
(b)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

May 1, 2009

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

May 1, 2009

/s/ James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 1, 2009

/s/ Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/ James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer