Form 10-Q
period 2009-06-30
CORNING INC /NY
filed 2009-07-29
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2009
Corning’s Common Stock, $0.50 par value per share	1,554,586,219 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net sales	$1,395	$1,692	$2,384	$
Cost of sales	820	840	1,539		1,613

Gross margin	575	852	845		1,696

Operating expenses:
Selling, general and administrative expenses	211	260	418		502
Research, development and engineering expenses	136	163	287		314
Amortization of purchased intangibles	2	3	5		5
Restructuring, impairment and other charges and (credits) (Note 2)			165		(1)
Asbestos litigation charge (credit) (Note 3)	5	9	9		(318)

Operating income (loss)	221	417	(39)		1,194

Equity in earnings of affiliated companies (Note 9)	361	367	556		679
Interest income	5	22	12		52
Interest expense	(20)	(15)	(34)		(33)

Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(14)		(14)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	13		13
Net OTTI losses recognized in earnings	(1)		(1)

Other income, net	41	39	61		41

Income before income taxes	607	830	555		1,933
Benefit for income taxes (Note 5)	4	2,381	70		2,307

Net income attributable to Corning Incorporated	$611	$3,211	$625		$4,240

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.39	$2.05	$0.40		$2.71
Diluted (Note 6)	$0.39	$2.01	$0.40		$2.65

Dividends declared per common share	$0.05	$0.05	$0.10		$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior periods were reclassified to conform to the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	June 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$2,234	$1,873
Short-term investments, at fair value (Note 7)	841	943
Total cash, cash equivalents and short-term investments	3,075	2,816
Trade accounts receivable, net of doubtful accounts and allowances - $21 and $20	790	512
Inventories (Note 8)	647	798
Deferred income taxes (Note 5)	128	158
Other current assets	388	335
Total current assets	5,028	4,619

Investments (Note 9)	3,168	3,056
Property, net of accumulated depreciation - $5,311 and $5,070 (Note 10)	7,885	8,199
Goodwill and other intangible assets, net (Note 11)	299	305
Deferred income taxes (Note 5)	3,080	2,932
Other assets	144	145

Total Assets	$19,604	$19,256

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$80	$78
Accounts payable	502	846
Other accrued liabilities (Notes 3 and 12)	949	1,128
Total current liabilities	1,531	2,052

Long-term debt (Note 4)	1,938	1,527
Postretirement benefits other than pensions	766	784
Other liabilities (Notes 3 and 12)	1,517	1,402
Total liabilities	5,752	5,765

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,613 million and 1,609 million	807	804
Additional paid-in capital	12,619	12,502
Retained earnings	2,409	1,940
Treasury stock, at cost; Shares held: 63 million and 61 million	(1,204)	(1,160)
Accumulated other comprehensive loss (Note 17)	(828)	(643)
Total Corning Incorporated shareholders’ equity	13,803	13,443
Noncontrolling interests	49	48
Total equity	13,852	13,491

Total Liabilities and Equity	$19,604	$19,256

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior period were reclassified to conform to the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six months ended June 30,

	2009	2008
Cash Flows from Operating Activities:
Net income	$625	$4,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	359	319
Amortization of purchased intangibles	5	5
Asbestos litigation	9	(318)
Restructuring, impairment and other charges (credits)	165	(1)
Stock compensation charges	67	78
Undistributed earnings of affiliated companies	(137)	(400)
Deferred tax benefit	(139)	(2,473)
Restructuring payments	(54)	(10)
Customer deposits, net of (credits) issued	(165)	(137)
Employee benefit payments less than (in excess of) expense	34	(37)
Changes in certain working capital items:
Trade accounts receivable	(281)	(46)
Inventories	138	(73)
Other current assets	(42)	(52)
Accounts payable and other current liabilities, net of restructuring payments	(21)	(89)
Other, net	69	(21)
Net cash provided by operating activities	632	985

Cash Flows from Investing Activities:
Capital expenditures	(491)	(864)
Net proceeds from sale or disposal of assets	15	2
Short-term investments – acquisitions	(405)	(1,194)
Short-term investments – liquidations	516	1,140
Net cash used in investing activities	(365)	(916)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(66)	(12)
Proceeds from issuance of long-term debt, net	346
Principal payments under capital lease obligations	(9)
Proceeds from issuance of common stock, net	12	15
Proceeds from the exercise of stock options	4	74
Repurchase of common stock		(125)
Dividends paid	(156)	(158)
Other, net	3
Net cash provided by (used in) financing activities	134	(206)
Effect of exchange rates on cash	(40)	96
Net increase (decrease) in cash and cash equivalents	361	(41)
Cash and cash equivalents at beginning of period	1,873	2,216

Cash and cash equivalents at end of period	$2,234	$2,175

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior period were reclassified to conform with the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited; in millions)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2008	$804	$12,502	$1,940	$(1,160)	$(643)	$13,443	$48	$13,491

Net income			625			625	1	626
Foreign currency translation adjustment					(217)	(217)		(217)
Amortized postretirement benefit plan losses and prior service costs					(10)	(10)		(10)
Net unrealized gain on investments without credit losses					16	16		16
Unrealized gain on investments with credit losses *					3	3		3
Unrealized gain on cash flow hedges					54	54		54
Reclassification adjustments on cash flow hedges					(32)	(32)		(32)
Total comprehensive income						439	1	440

Shares issued to benefit plans and for option exercises	2	115		(34)		83		83
Dividends on shares			(156)			(156)		(156)
Other, net	1	2		(10)	1	(6)		(6)
Balance, June 30, 2009	$807	$12,619	$2,409	$(1,204)	$(828)	$13,803	$49	$13,852

* Line item includes $1 million of credit loss recognized in earnings.

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). In accordance with Statement of Financial Accounting Standards (SFAS) 165 “Subsequent Events,” Corning evaluates all events or transactions that occur after the balance sheet date through the date of issuance of our financial statements. For the period ending June 30, 2009, subsequent events were evaluated through July 29, 2009.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts for prior periods have been reclassified to conform to the 2009 presentation. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

Effective January 1, 2009, the Company adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). A noncontrolling interest, previously called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under SFAS 160, noncontrolling interests in subsidiaries are now included as a component of equity in the consolidated statements of financial position. SFAS 160 also provides the required accounting treatment for changes in ownership of noncontrolling interests. As required, the presentation and disclosure provisions of SFAS 160 have been applied retrospectively. For the three and six months ended June 30, 2009, and 2008, net income attributable to noncontrolling interests was not significant (approximately $1 million in each period presented) and therefore, was not presented separately on the consolidated statements of income.

Effective January 1, 2009, the Company changed the presentation of equity in earnings of affiliated companies in the Consolidated Statements of Income from below benefit for income taxes to above income before income taxes. The change in presentation reflects the strategic nature and economic importance of the Company’s investments accounted for under the equity method of accounting. There was no effect on the Company’s consolidated results of operation, financial condition, or cash flows as a result of this change.

Effective April 1, 2009, the Company adopted the following:

•

FASB Staff Position (FSP) FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” which changes the method for determining whether an other-than temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings;

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed; and

•

FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The impact of adopting these fair value standards was not significant.

Equity Method Investments

Our equity investments are accounted for under the equity method of accounting for investments as required by Accounting Principles Board Opinion 18 “The Equity Method of Accounting for Investments in Common Stock.”

Our equity method investments are reviewed for impairment on a periodic basis or if an event occurs or circumstances change that indicate the carrying amount may be impaired. This assessment is based on a review of the equity investments’ performance and a review of indicators of impairment to determine if there is evidence of a loss in value of an equity investment. Factors we consider include:

•	Absence of our ability to recover the carrying amount;
•	Inability of the equity affiliate to sustain an earnings capacity which would justify the carrying amount of the investment; and
•	Significant litigation, bankruptcy or other events that could impact recoverability.

For an equity investment with impairment indicators, we measure fair value on the basis of discounted cash flows or other appropriate valuation methods, depending on the nature of the company involved. If it is probable that we will not recover the carrying amount of our investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly. We require our equity method affiliates to provide audited financial statements in accordance with GAAP. Consequently, required assessments of asset recoverability are included in their results. We also include these financial statements in our recoverability assessment.

Property, Net of Accumulated Depreciation

Land, buildings, and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 2 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs and Note 10 (Property, Net of Accumulated Depreciation) related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 3 to 20 years for equipment.

Included in the subcategory of equipment are the following types of assets:

Asset type	Range of useful life

Computer hardware and software	3 to 7 years
Manufacturing equipment (excluding precious metals)	2 to 15 years
Furniture and fixtures	5 to 10 years
Transportation equipment	5 to 20 years

Manufacturing equipment includes certain components of production equipment that are coated with or constructed of precious metals. Precious metals are not held for trading purposes because they are integral to many of our glass production processes. These assets are classified as having an indefinite useful life and are not depreciated because they have very low physical losses and can be reclaimed and repeatedly reused in our manufacturing process in perpetuity. We account for the low physical loss of metals in the manufacturing and reclamation processes as a period expense based on actual units lost.

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Royalty income from Samsung Corning Precision	$61	$50	$103	$93
Foreign currency exchange and hedge (losses) / gains, net	(16)	(6)	(35)	(34)
Net income attributable to noncontrolling interests	(1)		(1)	1
Other, net	(3)	(5)	(6)	(19)
Total	$41	$39	$61	$41

New Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 amends the guidance on transfers of financial assets in order to (1) eliminate the qualifying special-purpose entity concept, (2) creates a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifies and makes changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) makes changes to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) requires extensive new disclosures. SFAS 166 is required to be applied prospectively to new transfers of financial assets and is effective for fiscal years beginning after November 15, 2009. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (SFAS 167). SFAS 167 revises the consolidation guidance for variable interest entities. SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (VIE). Under SFAS 167, the primary beneficiary is the variable interest holder that has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, SFAS 167 provides guidance on shared power and joint venture relationships, removes the scope exemption for qualified special purpose entities, revises the definition of a VIE, and requires additional disclosures. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

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

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the six months ended June 30, 2009 (in millions):

	Reserve at Jan. 1, 2009	Charges	Non-Cash Settlements	Cash Payments	Reserve at June 30, 2009

Restructuring:
Employee related costs	$17	$148	$(46)	$(49)	$70
Other charges (credits)	17	5		(2)	20
Total restructuring charges	$34	$153	$(46)	$(51)	$90

Impairment of long-lived assets:
Assets to be disposed of		$12
Total impairment charges		$12

Total restructuring, impairment and other charges and (credits)		$165

The cost of this plan for each of our reportable operating segments was as follows (in millions):

Operating segment	Employee- related and other costs
Display Technologies	$34
Telecommunications	15
Environmental Technologies	19
Specialty Materials	18
Life Sciences	7
Corporate and All Other	72
Total restructuring, impairment and other charges	$165

Cash payments for employee-related costs will be substantially complete by early 2010, while payments for exit activities will be substantially complete by the end of 2011.

2008 Activities

The following table summarizes the restructuring activity as of and for the six months ended June 30, 2008 (in millions):

	Reserve at January 1, 2008	Revisions to existing plans	Cash Payments	Reserve at June 30, 2008

Restructuring activity:
Employee related costs	$12	$(1)	$(6)	$5
Other charges	22		(4)	18
Total restructuring activity	$34	$(1)	$(10)	$23

3.	Commitments and Contingencies

Asbestos Litigation

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 42,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $671 million at June 30, 2009, compared with an estimate of liability of $662 million at December 31, 2008. In the three and six months ended June 30, 2009, Corning recorded asbestos litigation expense of $5 million and $9 million, respectively. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning). The funding of the Dow Corning $125 million credit facility is subject to events connected to the Dow Corning Bankruptcy Plan. Refer to Note 13 (Commitments, Contingencies, and Guarantees) to the consolidated financial statements in our 2008 Form 10-K for a discussion of contingent liabilities associated with Dow Corning.

As of June 30, 2009, contingent guarantees totaled a notional value of $268 million, compared with $292 million at December 31, 2008. We believe a significant majority of these contingent guarantees will expire without being funded. We also were contingently liable for purchase obligations of $94 million and $126 million, at June 30, 2009 and December 31, 2008, respectively.

Product warranty liability accruals at June 30, 2009 and December 31, 2008 were $22 million and $18 million, respectively.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2009, and December 31, 2008, Corning had accrued approximately $24 million and $21 million, respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

Second Quarter

In the second quarter of 2009, we issued $250 million of 6.625% senior unsecured notes and $100 million of 7% senior unsecured notes for net proceeds of approximately $248 million and $98 million, respectively. The 6.625% notes mature on May 15, 2019 and the 7% notes mature on May 15, 2024. We may redeem these debentures at any time.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.0 billion at June 30, 2009 and $1.5 billion at December 31, 2008.

First Quarter

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

There were no significant debt transactions in the first and second quarters of 2008.

5.	Income Taxes

Our benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Benefit for income taxes	$(4)	$(2,381)	$(70)	$(2,307)
Effective tax (benefit) rate	(0.6)%	(286.9)%	(12.6)%	(119.3)%

For the three months ended June 30, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies.
•	The impact of equity in earnings of affiliated companies.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.

In addition to the items noted above, the tax provision for the six months ended June 30, 2009, reflected the impact of discrete items, including a restructuring charge of $165 million and $29 million for our share of Dow Corning’s restructuring charge. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about Corning’s restructuring charge. Discrete items decreased our effective rate by 14.2 percentage points.

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
•

The impact of discrete items for which no tax benefit was recorded, including litigation-related items totaling $21 million. Refer to Note 3 (Commitments and Contingencies) for additional information about asbestos settlement litigation. Discrete items and the valuation allowance release decreased our effective tax rate by 295.4 percentage points.

In addition to the items noted above, the tax provision for the six months ended June 30, 2008, reflected the impact of additional discrete items for which no tax expense was recorded including an asbestos settlement credit of $327 million in the first quarter of 2008. For the six months ended June 30, 2008, discrete items and the valuation allowance release decreased our effective tax rate by 128.3 percentage points.

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

The evaluation of the realizability of deferred tax assets is inherently subjective. Following are the key items that provided positive evidence to support the release of the valuation allowance for a large portion of our deferred tax assets in the second quarter of 2008:

•	Positive pre-tax income in the U.S. for the first half of 2008 and the preceding year;
•	The impact of positive results in the Display Technologies operating segment and the royalty income generated from the foreign locations in this segment;
•	The number of years remaining to utilize our net operating loss carryforwards; and
•	Increased confidence in our longer-term forecasted income levels which were supported by detailed sensitivity analyses.

At June 30, 2008, the following items were considered as negative evidence in our valuation allowance assessment, but were less heavily weighted than our positive evidence:

•	Uncertainty of future taxable earnings;
•	Historical utilization of deferred tax assets caused largely by non-recurring items; and
•	Economic and consumer demand uncertainty.

Deferred tax liabilities totaled $26 million at December 31, 2008, and therefore, were not a significant factor in our assessment of the realizability of deferred tax assets.

U.S. profits of approximately $8.3 billion dollars will be required to fully realize the deferred tax assets as of December 31, 2008. Of that amount, $3.9 billion of U.S. profits will be required over the next 18 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards.

For the three and six months ended June 30, 2008, we recorded tax expense on income generated in the U.S. of $51 million and $223 million, respectively, which was fully offset by releases of valuation allowance. These amounts include the impact of discrete items described above.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2013 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 5.4 and 5.8 percentage points for the three months ended June 30, 2009 and 2008, respectively, and a reduction in the rate of 8.0 and 4.5 percentage points for the six months ended June 30, 2009 and 2008, respectively.

Corning is currently reviewing its eligibility for a U.S. tax credit for research and experimentation expenses incurred from 2005 to 2008. As a result, it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next 12 months. The amount or range of increase cannot be estimated at June 30, 2009.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended June 30,
	2009			2008
	Net Income Attributable to Corning Incorporated	Weighted- Average Shares	Per Share Amount	Net Income Attributable to Corning Incorporated	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$611	1,550	$0.39	$3,211	1,569	$2.05

Effect of dilutive securities:
Stock options and other dilutive securities		17			31

Diluted earnings per common share	$611	1,567	$0.39	$3,211	1,600	$2.01

	Six months ended June 30,
	2009			2008
	Net Income Attributable to Corning Incorporated	Weighted- Average Shares	Per Share Amount	Net Income Attributable to Corning Incorporated	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$625	1,549	$0.40	$4,240	1,567	$2.71

Effect of dilutive securities:
Stock options and other dilutive securities		14			32

Diluted earnings per common share	$625	1,563	$0.40	$4,240	1,599	$2.65

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

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	51	38	65	38
Performance-based restricted stock awards	4	2	4	2
Total	55	40	69	40

7.	Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):

	Amortized Cost		Fair Value
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Bonds, notes and other securities:
U.S. government and agencies	$661	$733	$665	$737
Asset-backed securities	1	6	1	5
Other debt securities	174	210	175	201
Total short-term investments	$836	$949	$841	$943
Asset-backed securities	$81	$87	$35	$40
Total long-term investments	$81	$87	$35	$40

The long-term investment securities are comprised of asset-backed securities with a fair value of $35 million at June 30, 2009. We do not intend to sell, nor do we believe it is more likely than not that we would be required to sell, the $81 million amortized cost-basis of these asset-backed securities classified as long-term before recovery of their amortized cost basis. It is possible that a significant degradation in the delinquency or foreclosure rates in the underlying assets could cause further temporary or other-than-temporary impairments in the future.

The following table provides the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 (in millions):

	Period Ended June 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Bonds, notes and other securities
U.S. government and agencies	$72				$72
Asset-backed securities			$1		1
Other debt securities	8	$	96	$(1)	104	$(1)
Total short-term investments	$80	$	$97	$(1)	$177	$(1)
Asset-backed securities			$35	$(46)	$35	$(46)
Total long-term investments			$35	$(46)	$35	$(46)

Gross unrealized and realized gains and losses for the three and six months ended June 30, 2009 were not significant.

A reconciliation of the changes in credit losses recognized in earnings for the three months ended June 30, 2009 (in millions):

Beginning balance of credit losses, April 1, 2009	$ 0
Additions for credit losses not previously recognized in earnings	1
Ending balance of credit losses, June 30, 2009	$ 1

The $1 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. These credit losses are limited to asset-backed securities in our investment portfolio.

8.	Inventories

Inventories comprise the following (in millions):

	June 30, 2009	December 31, 2008
Finished goods	$227	$293
Work in process	129	197
Raw materials and accessories	112	120
Supplies and packing materials	179	188
Total inventories	$647	$798

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	June 30, 2009	December 31, 2008
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$2,223	$1,965
Dow Corning Corporation	50%	716	866
All other	20%-50%	225	221
		3,164	3,052
Other investments		4	4
Total		$3,168	$3,056

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Related Party Transactions:
Corning sales to affiliates	$17	$8	$21	$23
Corning purchases from affiliates	$8	$9	$12	$22
Dividends received from affiliates	$16	$76	$419	$279
Royalty income from affiliates	$62	$51	$105	$94
Corning transfers of assets, at cost, to affiliates	$42	$51	$42	$99

As of June 30, 2009, balances due to and due from affiliates were $3 million and $125 million, respectively. As of December 31, 2008, balances due to and due from affiliates were $2 million and $20 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing, financing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Statement of Operations:
Net sales	$1,069	$960	$1,825	$1,815
Gross profit	$781	$682	$1,291	$1,251
Net income	$589	$505	$960	$954
Corning’s equity in earnings of Samsung Corning Precision	$294	$253	$481	$469

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$4	$5	$4	$14
Corning sales to Samsung Corning Precision	$9		$9	$7
Dividends received from Samsung Corning Precision			$181	$151
Royalty income from Samsung Corning Precision	$61	$50	$103	$93
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$42	$51	$42	$99

(1)

Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, with no gain or loss recognized on the transaction.

Corning owns 50% of Samsung Corning Precision. Samsung Electronics Co., Ltd. owns 43% and three other shareholders own the remaining 7%.

As of June 30, 2009 and December 31, 2008, balances due from Samsung Corning Precision were $40 million and $17 million, respectively.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Samsung Corning Precision accounted for the transaction at fair value while Corning accounted for the transaction at historical cost.

Prior to their merger, Samsung Corning Precision and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and to pay default interest of 6% per annum. The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request on March 30, 2009, for certain information from the Competition DG. Corning and Samsung Corning Precision have responded to the requests for information.

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Statement of Operations:
Net sales	$1,191	$1,384	$2,216	$2,659
Gross profit	$376	$470	$658	$879
Net income	$115	$188	$125	$348
Corning’s equity in earnings of Dow Corning	$58	$94	$62	$174

Related Party Transactions:
Corning purchases from Dow Corning	$4	$4	$8	$8
Dividends received from Dow Corning		$52	$222	$103

Balances due to Dow Corning were $2 million and $1 million as of June 30, 2009 and December 31, 2008, respectively.

In response to recent economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009. Our share of these charges was $29 million.

At June 30, 2009, Dow Corning’s marketable securities included approximately $1.1 billion of auction rate securities, net of a temporary impairment of $84 million. As a result of the temporary impairment, unrealized losses of $65 million, net of $19 million for a minority interest’s share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $33 million and is included in Corning’s accumulated other comprehensive income.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of June 30, 2009, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $26 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of June 30, 2009, Dow Corning has estimated the liability to commercial creditors to be within the range of $80 million to $235 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $80 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Pittsburgh Corning Corporation (PCC)

Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation which is a component of the Company’s proposed settlement for asbestos litigation. At June 30, 2009 and December 31, 2008, the fair value of PCE significantly exceeded its carrying value of $114 million and $112 million, respectively. There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate. PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania on April 16, 2000. At that time, Corning determined that it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other-than-temporarily impaired. As a result, we reduced our investment in PCC to zero. Refer to Note 3 (Commitments and Contingencies) for additional information about PCC and PCE.

Variable Interest Entities

Corning leases certain transportation equipment from three Trusts that qualify as variable interest entities under FASB Interpretation 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). The sole purpose of these entities is to lease transportation equipment to Corning.

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by FIN 46R. Corning has performed the required FIN 46R assessments and has identified three entities as being variable interest entities. None of these entities are considered significant to Corning’s consolidated financial statements.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

10.	Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	June 30, 2009	December 31, 2008

Land	$93	$71
Buildings	3,302	2,906
Equipment	8,448	8,364
Construction in progress	1,353	1,928
	13,196	13,269
Accumulated depreciation	(5,311)	(5,070)
Total	$7,885	$8,199

In the three months ended June 30, 2009 and 2008, interest costs capitalized as part of property, net, were $7 million. In the six months ended June 30, 2009 and 2008, interest costs capitalized as part of property, net, were $18 million and $13 million, respectively.

Manufacturing equipment includes certain components of production equipment that are coated with or constructed of precious metals which have an indefinite useful life. At June 30, 2009 and December 31, 2008, precious metals totaled $1.7 billion and $1.8 billion, respectively.

11.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2009. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Specialty Materials	Total

Balance at June 30, 2009	$ 118	$ 9	$ 150	$ 277

Other intangible assets follow (in millions):

	June 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents and trademarks	$128	$117	$11	$129	$112	$17
Non-competition agreements	98	91	7	98	90	8
Other	5	2	3	5	2	3

Total	$231	$210	$21	$232	$204	$28

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $10 million for 2009 and insignificant thereafter.

12.	Customer Deposits

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

During the three and six months ended June 30, 2009, we issued $62 million and $165 million, respectively, in credit memoranda. During the three and six months ended June 30, 2008, we issued $71 million and $137 million, respectively, in credit memoranda.

Customer deposit liabilities were $182 million and $369 million at June 30, 2009 and December 31, 2008, respectively, of which $147 million and $320 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen–U.S. dollar exchange rate.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$10	$13	$23	$26	$2	$3	$6	$6
Interest cost	40	38	78	75	13	12	25	24
Expected return on plan assets	(44)	(50)	(89)	(99)
Amortization of net loss	8	4	15	8	2	2	5	4
Amortization of prior service cost	2	2	4	5		(1)	(1)	(2)
Total pension and postretirement benefit expense	$16	$7	$31	$15	$17	$16	$35	$32

Curtailment charge			22				8
Total expense	$16	$7	$53	$15	$17	$16	$43	$32

Corning and certain of its domestic subsidiaries offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements. In response to rising health care costs, we changed our cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap equals 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009. The pre-65 retirees are expected to trigger the cap in 2011. Further, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical upon retirement; however, these employees will pay 100% of the cost.

In the first quarter of 2009, Corning recorded restructuring charges of $44 million for pension and postretirement benefit plans. This included a curtailment charge of $30 million for the domestic qualified defined benefit plan (U.S. pension plan) and the domestic postretirement benefit plan. Accordingly, we remeasured the U.S. pension and postretirement benefit plans as of March 31, 2009. The remeasurement resulted in an increase of $115 million to the Company’s U.S. pension liability and a decrease of $12 million to the domestic postretirement benefit plan liability. As part of the remeasurement, we updated the assumed discount rate for both plans to 6.25%, which reflected a 25 basis point increase from December 31, 2008.

14.	Hedging Activities

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

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar, and the Euro. We selectively enter into foreign exchange forward and option contracts with durations of generally 12 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

As of June 30, 2009		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments under Statement 133
Foreign exchange contracts	$127	Other current assets	$4	Other accrued liabilities	$(7)

Derivatives not designated as hedging instruments under Statement 133
Foreign exchange contracts	$1,454	Other current assets	$28	Other accrued liabilities	$(19)

Total derivatives	$1,581		$32		$(26)

Corning uses derivative instruments (forwards and options) to limit exposures to fluctuations related to certain monetary assets, monetary liabilities, and net earnings in foreign currencies. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated derivatives. Changes in the fair value of undesignated derivatives are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities in the consolidated statement of operations. The notional amount of the undesignated derivatives at June 30, 2009 and December 31, 2008 was $1.5 billion.

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments, which mature at varying dates (in millions):

	Effect of derivative instruments on the consolidated financial statements
	For the three months ended June 30, 2009
Derivatives in Statement 133 hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)	Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)	Location of gain/(loss) related to ineffectiveness & excluded from effectiveness testing	Gain/(loss) related to ineffectiveness & excluded from effectiveness testing

Cash flow hedges
Foreign exchange contracts	$(3)	Cost of sales		Other income/ (expense)
Foreign exchange contracts	$2	Royalties (1)	$(17)	Other income/ (expense)

Total cash flow hedges	$(1)		$(17)		$0

Net investment hedges
Foreign denominated debt	$(2)

Total net investment hedges	$(2)

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income

Foreign exchange contracts	Other income/ (expense)	$(15)

Total undesignated		$(15)

(1)

Included in this amount is a loss of $8 million relating to derivatives that were de-designated by the company in the fourth quarter of 2008 for which the amounts recorded in accumulated OCI were determined to still be probable or reasonably possible of occurring as originally forecasted.

	Effect of derivative instruments on the consolidated financial statements
	For the six months ended June 30, 2009
Derivatives in Statement 133 hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)	Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)	Location of gain/(loss) related to ineffectiveness & excluded from effectiveness testing	Gain/(loss) related to ineffectiveness & excluded from effectiveness testing

Cash flow hedges
Foreign exchange contracts	$3	Cost of sales		Other income/ (expense)
Foreign exchange contracts	$6	Royalties (1)	$(27)	Other income/ (expense)	$(1)

Total cash flow hedges	$9		$(27)		$(1)

Net investment hedges
Foreign denominated debt

Total net investment hedges	$0

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income

Foreign exchange contracts	Other income/ (expense)	$47

Total undesignated		$47

(1)

Included in this amount is a loss of $8 million relating to derivatives that were de-designated by the company in the fourth quarter of 2008 for which the amounts recorded in accumulated OCI were determined to still be probable or reasonably possible of occurring as originally forecasted.

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

The amount of ineffectiveness, related to derivatives, at June 30, 2009 was insignificant. The amount of ineffectiveness at December 31, 2008 was a loss of $19 million.

Cash Flow Hedges

Corning typically has cash flow hedges that are comprised of foreign exchange forward and option contracts. Corning utilizes a regression analysis for the effectiveness analysis of its cash flow hedges, both prospectively and retrospectively.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statements of income where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At June 30, 2009, the amount of net losses expected to be reclassified into earnings within the next 12 months was $4 million.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at June 30, 2009 and December 31, 2008, were $141 million.

15.	Fair Value Measurements

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

	June 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$841	$585	$256	(2)
Other assets	$35		$35	(2)
Derivatives (1)	$32		$32

Liabilities
Derivatives (1)	$26		$26

	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$943	$531	$412	(2)
Other assets	$40		$40
Derivatives (1)	$22		$22

Liabilities
Derivatives (1)	$81		$81

(1)	Derivative assets and liabilities include interest rate swaps and foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

The FASB deferred implementation of SFAS 157 for certain assets and liabilities that are measured at fair value on a non-recurring basis until 2009. Corning adopted SFAS 157, effective January 1, 2009, as it relates to certain non-financial assets and liabilities. Corning’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, goodwill, asset retirement obligations, cost and equity investments. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the second quarter of 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis and no required additional disclosures upon adoption.

16.	Share-based Compensation

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

Share-based compensation cost recognized under SFAS 123(R) was approximately $67 million and $78 million for the six months ended June 30, 2009 and 2008, respectively, and approximately $32 and $37 million for the three months ended June 30, 2009 and 2008, respectively, and included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock and restricted stock units, and (4) WESPP shares.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the option plans for the six months ended June 30, 2009:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2008	89,630	$26.92
Granted	9,342	$10.21
Exercised	(667)	$7.05
Forfeited and Expired	(1,178)	$16.61
Options Outstanding as of June 30, 2009	97,127	$25.58	4.84	$294,898
Options Exercisable as of June 30, 2009	76,924	$28.43	3.72	$220,705

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2009, there was approximately $61 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years. Compensation cost related to stock options was approximately $35 million and $39 million for the six months ended June 30, 2009 and 2008, respectively, and approximately $17 million and $19 million for the three months ended June 30, 2009 and 2008, respectively.

Proceeds received from the exercise of stock options were $4 million and $74 million for the six months ended June 30, 2009 and 2008, respectively, and $3 million and $56 million for the three months ended June 30, 2009, and 2008, respectively. Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the six months ended June 30, 2009 and 2008 was approximately $5 million and $120 million, respectively, and $3 million and $88 million for three months ended June 30, 2009 and 2008, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes) for additional information.

A lattice-based valuation model is used to estimate the fair values of option grants and incorporates the assumptions (including ranges of assumptions) noted in the table below. Expected volatility is based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), and the long-term historical volatility of Corning’s stock.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Expected volatility	49-58%	32-54%	45-60%	32-54%
Weighted-average volatility	55%	51%	55%	51%
Expected dividends	1.40%	0.83%	1.40-1.50%	0.83-0.85%
Risk-free rate	0.1-5.1%	1.7-5.5%	0.1-5.1%	1.7-6.0%
Average risk-free rate	3.3%	4.0%	2.7-3.3%	3.9-4.0%
Expected time to exercise (in years)	1.8-4.7	2.0-5.6	1.8-5.4	2.0-5.6
Pre-vesting departure rate	1.4-2.7%	1.5-2.7%	1.4-2.7%	1.5-2.7%
Post vesting departure rate	1.9-3.8%	3.5-6.3%	1.9-3.8%	3.5-6.3%

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2008, and changes during the six months ended June 30, 2009:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2008	2,065	$21.01
Granted	129	11.87
Vested	(145)	23.65
Forfeited	(5)	48.08
Nonvested shares at June 30, 2009	2,044	$20.27

As of June 30, 2009, there was approximately $20 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.2 years. Compensation cost related to time-based restricted stock was approximately $8 million and $5 million for the six months ended June 30, 2009 and 2008, respectively, and $4 million and $3 million for the three months ended June 30, 2009 and 2008, respectively.

Performance-Based Restricted Stock and Restricted Stock Units:

Performance-based restricted stock and restricted stock units are earned upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting, typically over a three-year period. The fair value is based on the market price of the Company’s stock on the grant date and assumes that the target payout level will be achieved. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting. During the performance period, compensation cost may be adjusted based on changes in the expected outcome of the performance-related target.

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2008, and changes during the six months ended June 30, 2009:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock and restricted stock units at December 31, 2008	8,942	$15.51
Granted
Vested	(2,367)	20.97
Forfeited	(157)	14.30
Nonvested restricted stock and restricted stock units at June 30, 2009	6,418	$13.52

As of June 30, 2009, there was approximately $40 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $22 million and $32 million for the six months ended June 30, 2009 and 2008, respectively, and $10 million and $15 million for the three months ended June 30, 2009 and 2008, respectively.

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

17.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended June 30,		Six months ended June 30,

	2009 (1)	2008 (1)	2009 (1)	2008 (1)

Net income	$612	$3,211	$626	$4,239
Other comprehensive income:
Change in unrealized loss on investments without credit loss, net	6		5	(22)
Change in unrealized loss on investments with credit loss, net	3		3
Change in unrealized gain on derivative hedging instruments, net	(2)	95	54	(4)
Reclassification adjustment relating to derivatives, net	11	(26)	(32)	6
Foreign currency translation adjustment, net	511	(274)	(217)	122
Amortization of postretirement benefit plan losses, net	27		(10)	13
Other, net (2)	24	(16)	11	(16)
Comprehensive income	$1,192	$2,990	$440	$4,338
Comprehensive income attributable to noncontrolling interests	1		1	1
Comprehensive income attributable to Corning	$1,193	$2,990	$441	$4,339

(1)

Other comprehensive income items for the three and six months ended June 30, 2009 and 2008 include net tax effects of $(21) million and $5 million, respectively, and were not significant in the first quarter of 2008. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

(2)

Other, net includes unrealized losses of $24 million and $11 million for the three and six months, respectively, ended June 30, 2009 and $16 million for the six moths ended June 30, 2008, related to the temporary impairment of auction rate securities held by Dow Corning Corporation. Refer to Note 9 (Investments) for additional information.

18.	Significant Customers

For the three months ended June 30, 2009, Corning’s sales to AU Optronics Corporation (AUO), a customer of our Display Technologies segment, represented 16% of the Company’s consolidated net sales. For the three months ended June 30, 2008, Corning’s sales to AU Optronics Corporation (AUO) and Chi Mei Optoelectronics Corporation (Chi Mei), two customers of our Display Technologies segment, represented 13% and 10%, respectively, of the Company’s consolidated net sales.

For the six months ended June 30, 2009, Corning’s sales to AUO of our Display Technologies segment, represented 13% of the Company’s consolidated net sales. For the six months ended June 30, 2008, Corning’s sales to AUO and Chi Mei, represented 13% and 11%, respectively, of the Company’s consolidated net sales.

19.	Operating Segments

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display (LCD) glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total

Three months ended June 30, 2009
Net sales	$673	$437	$132	$71	$81	$1	$1,395
Depreciation (1)	$109	$33	$25	$12	$4	$3	$186
Amortization of purchased intangibles		$2					$2
Research, development and engineering expenses (2)	$19	$24	$27	$12	$2	$34	$118
Equity in earnings of affiliated companies	$284		$2			$16	$302
Income tax (provision) benefit	$(94)	$(14)	$14	$9	$(8)	$18	$(75)
Net income (loss) (3)	$555	$18	$(9)	$(10)	$9	$(5)	$558

Three months ended June 30, 2008
Net sales	$809	$477	$209	$104	$87	$6	$1,692
Depreciation (1)	$92	$31	$24	$7	$4	$3	$161
Amortization of purchased intangibles		$3					$3
Research, development and engineering expenses (2)	$29	$25	$32	$11	$2	$42	$141
Equity in earnings of affiliated companies	$247		$1			$19	$267
Income tax provision	$(64)	$(2)	$(2)		$(1)	$(1)	$(70)
Net income (loss) (3)	$685	$23	$28	$4	$16	$(37)	$719

Six months ended June 30, 2009
Net sales	$1,030	$822	$242	$131	$157	$2	$2,384
Depreciation (1)	$213	$64	$49	$22	$8	$6	$362
Amortization of purchased intangibles		$5					$5
Research, development and engineering expenses (2)	$41	$47	$57	$23	$5	$70	$243
Restructuring, impairment and other charges	$34	$15	$19	$18	$7	$4	$97
Equity in earnings (loss) of affiliated companies	$464	$(4)	$4			$28	$492
Income tax (provision) benefit	$(101)	$(13)	$28	$19	$(8)	$25	$(50)
Net income (loss) (3)	$773	$17	$(53)	$(37)	$17	$(34)	$683

Six months ended June 30, 2008
Net sales	$1,638	$898	$406	$187	$168	$12	$3,309
Depreciation (1)	$182	$58	$48	$15	$8	$6	$317
Amortization of purchased intangibles		$5					$5
Research, development and engineering expenses (2)	$53	$49	$65	$20	$4	$78	$269
Restructuring, impairment and other credits		$(1)					$(1)
Equity in earnings of affiliated companies	$454		$2			$41	$497
Income tax provision	$(125)	$(7)	$(7)		$(6)	$(3)	$(148)
Net income (loss) (3)	$1,364	$34	$41	$0	$26	$(64)	$1,401

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending which is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales. In the three and six months ended June 30, 2008, net income of the Display Technologies segment included a $12 million litigation settlement charge.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Net income of reportable segments	$563	$756	$717	$1,465
Non-reportable segments	(5)	(37)	(34)	(64)
Unallocated amounts:
Net financing costs (1)	(31)	4	(51)	13
Stock-based compensation expense	(32)	(37)	(67)	(78)
Exploratory research	(11)	(17)	(31)	(35)
Corporate contributions	(6)	(7)	(15)	(18)
Equity in earnings of affiliated companies, net of impairments (2)	59	100	64	182
Asbestos settlement (3)	(5)	(9)	(9)	318
Other corporate items (4)	79	2,458	51	2,457
Net income	$611	$3,211	$625	$4,240

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)

Represents the equity earnings of Dow Corning Corporation. In the six months ended June 30, 2009, equity earnings of affiliated companies, net of impairments includes a charge of $29 million representing restructuring charges at Dow Corning Corporation.

(3)

In the three and six months ended June 30, 2009, Corning recorded charges of $5 million and $9 million, respectively, to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims. In the three months ended June 30, 2008, Corning recorded a charge of $9 million to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims. In the first quarter of 2008, Corning reduced its liability for asbestos litigation by $327 million as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003.

(4)

In the six months ended June 30, 2009, other corporate items included $68 million ($44 million after-tax) of restructuring charges. In the three months ended June 30, 2008, Corning recorded a $2.4 billion tax benefit from the release of a valuation allowance on U.S. tax benefits due to sustained profitability and positive future earnings projections for U.S. entities.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the second quarter of 2009, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display segment, three customers accounted for 66% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 23% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 79% of total segment sales.
•	In the Specialty Materials segment, there were no customers that accounted for 10% or more of total segment sales.
•	In the Life Sciences segment, two customers accounted for 50% of total segment sales.

For the first half of 2009, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display segment, three customers accounted for 68% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 23% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Specialty Materials segment, there were no customers that accounted for 10% or more of total segment sales.
•	In the Life Sciences segment, one customer accounted for 41% of total segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Taiwan, Japan, and Korea. It is possible that the Company’s facilities located in these countries could be disrupted. Due to the scale and specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, disruption at these facilities would produce a near-term severe impact to our Display Technologies segment and the Company as a whole.

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

OVERVIEW

In the second quarter of 2009, the Company’s businesses continued to feel the impact of the global economic recession with lower sales and net income for all of our operating segments, when compared to the same period last year. The largest decreases occurred in the Display Technologies, Environmental Technologies, and Telecommunications operating segments.

In comparison to the first quarter of 2009, however, results in the second quarter reflected stronger-than-anticipated demand for the Company’s liquid crystal display (LCD) glass products, and an increase in net sales in the majority of our other operating segments. Strong retail sales of flat panel TVs supported replenishment of the supply chain. This helped to generate sales of $673 million in our Display Technologies segment in the second quarter of 2009, which were nearly double the amount of sales for this segment in the first quarter of 2009. Sales in the Telecommunications segment reflected increasing demand for optical fiber and cable products in China. Environmental Technologies segment performance included the impact of government incentives and, we believe, the leveling off of the downward slope in automotive builds experienced in the last six months. We also saw an increase in demand at Dow Corning Corporation, our equity affiliate that manufactures silicone products worldwide.

The Company’s year-to-date results included restructuring charges of $165 million for costs associated with workforce reductions in all of our operating segments as we scaled back manufacturing operations, curbed the rate of growth in research, development, and engineering expenses, reduced capital spending, and reduced operating costs. We also recorded $29 million for our share of restructuring charges at Dow Corning in the first quarter of 2009.

Our key priorities for 2009 remain similar to those from the previous four years: protect our financial health and invest in the future. During the second quarter of 2009, we made the following progress against our priorities:

Protecting Financial Health

Our balance sheet remains strong, and we generated positive cash flow from operating activities.

•

Our debt to capital ratio of 13% at June 30, 2009 remains low. The increase from 11% at December 31, 2008 primarily reflected the impact of $350 million of senior unsecured notes that were issued in the second quarter of 2009 for general corporate purposes.

•	Operating cash flow in the first half of 2009 was $632 million.
•	We ended the second quarter of 2009 with $3.1 billion of cash, cash equivalents and short-term investments, substantially above our debt balance of $2.0 billion.

For the three months ended June 30, 2009, we generated net income of $611 million or $0.39 per share compared to net income of $3.2 billion or $2.01 per share for the same period in 2008. When compared to the same period last year, the decrease in net income was due largely to the following items:

•

The absence of a $2.4 billion valuation allowance release on our deferred tax assets. In the second quarter of 2008, we concluded that it was more likely than not that we would realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.4 billion of valuation allowance on our U.S. deferred tax assets. For additional information, refer to Note 5 (Income Taxes) to the consolidated financial statements.

•	Lower net income in the Display Technologies segment driven by lower volumes, price declines and a decline in equity earnings from Samsung Corning Precision, our equity affiliate located in Korea.

For the six months ended June 30, 2009, we reported net income of $625 million or $0.40 per share which represented a decrease of $3.6 billion when compared to the same period in 2008. The decrease was primarily attributable to the absence of the valuation allowance release described above, lower net income in the Display Technologies segment, and the absence of a credit to asbestos litigation expense of $318 million when compared to the six months ended June 30, 2008. In the first quarter of 2008, Corning reduced its liability for asbestos litigation as a result of the increase in the likelihood of a settlement under more recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms proposed in 2003. For additional information on asbestos litigation, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

The decrease in net income for the three and six months ended June 30, 2009, was offset somewhat by $69 million and $155 million, respectively, from the positive impact of movements in foreign exchange rates and lower operating expenses resulting from the Company’s restructuring activities in the first quarter of 2009 when compared to the same periods last year.

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

Our research, development and engineering expenses for the three months ended June 30, 2009, were lower when compared to the same period last year but even as a percentage of net sales. For the six months ended June 30, 2009, spending was lower compared to the same period last year due to the impact of restructuring actions taken in the first quarter of 2009, but was higher as a percentage of net sales reflecting the year-over-year decline in net sales. We believe our spending levels are adequate to support our technology and innovation strategies and reflect our commitment to the future, despite current economic conditions.

Capital spending totaled $491 million and $864 million for the six months ended June 30, 2009 and 2008, respectively. Spending in the second quarter of 2009 was driven primarily by projects in our Display Technologies segment that were completed in 2008. We expect our 2009 capital spending to be about $1.1 billion. Approximately $700 million will be directed toward our Display Technologies segment, of which about $525 million relates to construction completed in 2008.

Corporate Outlook

Although our outlook has improved, we believe sales and profitability in 2009 will continue to be negatively impacted by global economic conditions. If we do not experience sufficient recovery in certain of our businesses, we may incur further charges to reduce our workforce and consolidate capacity. We will continue to focus on preserving cash, controlling our costs, and accelerating new products while maintaining our emphasis on research and development investments for longer term growth. We remain confident that our strategy to grow through global innovation while preserving our financial stability will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$1,395	$1,692	(18)%	$2,384	$3,309	(28)%

Gross margin	$575	$852	(33)%	$845	$1,696	(50)%
(gross margin %)	41%	50%		35%	51%

Selling, general and administrative expenses	$211	$260	(19)%	$418	$502	(17)%
(as a % of net sales)	15%	15%		18%	15%

Research, development and engineering expenses	$136	$163	(17)%	$287	$314	(9)%
(as a % of net sales)	10%	10%		12%	9%

Restructuring, impairment and other charges (credits)	$0	$0	0%	$165	$(1)	*
(as a % of net sales)	0%	0%		7%	0%

Asbestos litigation charge (credit)	$5	$9	(44)%	$9	$(318)	*
(as a % of net sales)	0%	1%		0%	(10)%

Equity in earnings of affiliated companies	$361	$367	(2)%	$556	$679	(18)%
(as a % of net sales)	26%	22%		23%	21%

Income before income taxes	$607	$830	(27)%	$555	$1,933	(71)%
(as a % of net sales)	44%	49%		23%	58%

Benefit for income taxes	$4	$2,381	(100)%	$70	$2,307	(97)%
(as a % of net sales)	0%	141%		3%	70%

Net income attributable to Corning Incorporated	$611	$3,211	(81)%	$625	$4,240	(85)%
(as a % of net sales)	44%	190%		26%	128%

* The percentage change calculation is not meaningful.

Net Sales

For the three and six months ended June 30, 2009, net sales decreased in all of our segments when compared to the same periods in 2008. The largest decreases resulted from lower volumes in the Display Technologies, Environmental Technologies, and Telecommunications segments. For the three and six months ended June 30, 2009, net sales were positively impacted by $24 million and $40 million, respectively, due to movements in foreign exchange rates when compared to the prior year.

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

Gross Margin

As a percentage of net sales, gross margin for the three and six months ended June 30, 2009 declined when compared to the same periods last year due primarily to the impact of significantly lower volume and price declines in the Display Technologies segment. When compared to the prior year, reduced volume in our other segments also had a negative impact on gross margin for the three and six months ended June 30, 2009. As a percentage of net sales, gross margin for the second quarter of 2009 improved when compared to the first quarter of 2009 driven primarily by sales volume improvements in our Display Technologies segment.

Selling, General and Administrative Expenses

For the three and six months ended June 30, 2009, selling, general, and administrative expenses decreased by $49 million and $84 million, respectively, due primarily to lower compensation-related costs and the favorable impact of restructuring actions in the first quarter of 2009, when compared to the same periods last year. As a percentage of net sales, these expenses increased by 3 percentage points for the first half of 2009 when compared to the same period in 2008 due primarily to the decline in net sales. For the second quarter of 2009, selling, general, and administrative expenses as a percentage of net sales were even with the same period last year due to a more moderate decline in net sales and the favorable impact of restructuring actions.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three and six months ended June 30, 2009, research, development and engineering expenses decreased by $27 million when compared to the same periods last year. Lower expenses reflected the impact of restructuring actions in the first quarter of 2009. Expenditures are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments. Excluding these segments, the largest driver of spending continues to be for development projects such as Gorilla™ glass, green lasers, silicon-on-glass and baseline research for new business development. Gorilla™ glass is an optical quality protective cover glass that is optimized for high-end consumer electronic devices. When compared to the same periods last year, as a percentage of net sales, these expenses were even in the second quarter of 2009. For the first half of 2009, as a percentage of net sales, research, development, and engineering expenses increased 3 percentage points due primarily to the decline in net sales.

Restructuring, Impairment and Other Charges (Credits)

In response to anticipated lower sales in 2009, we recorded a charge of $165 million in the first quarter of 2009 for a corporate-wide restructuring plan to reduce our global workforce. The charge included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits. Total cash expenditures associated with this plan are expected to be approximately $105 million with the majority of spending completed by early 2010. We estimate annualized savings from these actions will be about $195 million and will be reflected largely in cost of sales and selling, general, and administrative expenses. In the third quarter of 2009, we expect to see about $35 million in savings.

Asbestos Litigation

In the three months ended June 30, 2009 and 2008, we recorded an increase to our asbestos litigation liability of $5 million and $9 million, respectively. In the six months ended June 30, 2009 we recorded an increase of $9 million to the asbestos settlement liability compared to a net decrease of $318 million in the same period last year. The net decrease in the first half of 2008 was due to a $327 million reduction to our estimated liability for asbestos litigation that was recorded in the first quarter of 2008, as a result of the increase in the likelihood of a settlement under more recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms that had been established in 2003. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Samsung Corning Precision	$294	$253	$481	$469
Dow Corning Corporation	58	94	62	174
All other	9	20	13	36
Total equity earnings	$361	$367	$556	$679

Equity earnings for the three months ended June 30, 2009 reflected higher sales at Samsung Corning, along with the positive impact of $43 million from movements in foreign exchange rates at Samsung Corning Precision offset by lower sales at Dow Corning when compared to the same period last year. Equity earnings for the six months ended June 30, 2009, decreased when compared to the same period in 2008 due primarily to a decline in sales at Dow Corning and $29 million for our share of restructuring charges at Dow Corning, offset somewhat by the positive impact of $103 million from movements in foreign exchange rates.

Equity earnings for Samsung Corning Precision are explained more fully in the discussion of the performance of our Display Technologies segment.

The decrease in equity earnings from Dow Corning in the second quarter of 2009 reflected volume declines in Dow Corning’s traditional silicone businesses offset somewhat by the positive impact from a change in the useful lives of certain fixed assets. When compared to the same period last year, the decrease in the six months ended June 30, 2009 reflected volume declines and the impact of restructuring charges offset somewhat by an increase in volume at Hemlock Semiconductor Corporation, and the positive impact from a change in the useful lives of certain fixed assets. Hemlock Semiconductor Corporation is Dow Corning’s consolidated subsidiary that makes high purity polycrystalline for the semiconductor and solar energy industries. In response to recent economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009. Our share of these charges was $29 million. In the third quarter of 2009, we expect equity earnings at Dow Corning to continue to improve when compared to the second quarter of 2009.

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Royalty income from Samsung Corning Precision	$61	$50	$103	$93
Foreign currency exchange and hedge (losses) / gains, net	(16)	(6)	(35)	(34)
Net income attributable to noncontrolling interests	(1)		(1)	1
Other, net	(3)	(5)	(6)	(19)
Total	$41	$39	$61	$41

Income Before Income Taxes

Income before income taxes for the three and six months ended June 30, 2009, was positively impacted by $68 million and $159 million, respectively, due to movements in foreign exchange rates when compared to the same periods last year.

Benefit for Income Taxes

Our benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Benefit for income taxes	$(4)	$(2,381)	$(70)	$(2,307)
Effective tax (benefit) rate	(0.6)%	(286.9)%	(12.6)%	(119.3)%

For the three months ended June 30, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies.
•	The impact of equity in earnings of affiliated companies.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.

In addition to the items noted above, the tax provision for the six months ended June 30, 2009, reflected the impact of discrete items, including a restructuring charge of $165 million and $29 million for our share of Dow Corning’s restructuring charge. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about Corning’s restructuring charge. Discrete items decreased our effective rate by 14.2 percentage points.

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
•

The impact of discrete items for which no tax benefit was recorded, including litigation-related items totaling $21 million. Refer to Note 3 (Commitments and Contingencies) for additional information about asbestos settlement litigation. Discrete items and the valuation allowance release decreased our effective tax rate by 295.4 percentage points.

In addition to the items noted above, the tax provision for the six months ended June 30, 2008, reflected the impact of additional discrete items for which no tax expense was recorded including an asbestos settlement credit of $327 million in the first quarter of 2008. For the six months ended June 30, 2008, discrete items and the valuation allowance release decreased our effective tax rate by 128.3 percentage points.

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

For the three and six months ended June 30, 2008, we recorded tax expense on income generated in the U.S. of $51 million and $223 million, respectively, which was fully offset by releases of valuation allowance. These amounts include the impact of discrete items described above.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated

As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income attributable to Corning Incorporated	$611	$3,211	$625	$4,240
Basic earnings per common share	$0.39	$2.05	$0.40	$2.71
Diluted earnings per common share	$0.39	$2.01	$0.40	$2.65
Shares used in computing per share amounts
Basic earnings per common share	1,550	1,569	1,549	1,567
Diluted earnings per common share	1,567	1,600	1,563	1,599

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$673	$809	(17)%	$1,030	$1,638	(37)%
Equity earnings of affiliated companies	$284	$247	15%	$464	$454	2%
Net income	$555	$685	(19)%	$773	$1,364	(43)%

The decrease in net sales for the second quarter of 2009 compared to the same period last year reflected price declines of 19% and volume declines of 6% offset somewhat by the positive impact of $46 million from movements in foreign exchange rates. On a year-over-year basis, volume declines, although more moderate than we experienced in the first quarter of 2009, were impacted by continued soft demand. When compared to the same period last year, pricing in the second quarter of 2009 reflected downward pressure caused by the global economic recession and the corresponding supply chain contraction that occurred in the latter part of 2008 and early 2009.

The decrease in net sales for the six months ended June 30, 2009, reflected price declines as described above and a decline in volume of 29% offset by the positive impact of $82 million from movements in foreign exchange rates. When compared to last year, the volume decline in the first six months of 2009 included a much sharper decline in the first quarter of 2009 than in the second quarter of 2009. Because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry is a key factor in Corning’s volume. During 2008, the LCD market experienced a supply chain contraction in the second half of the year that worsened as global economic conditions deteriorated and demand rapidly declined. We believe the industry supply chain contraction ended in the first quarter of 2009 followed by a replenishment in the second quarter. This helped to fuel net sales in the second quarter that were nearly double the amount reported in the first quarter of 2009. In response to the improved market demand, we have strategically restarted some capacity that was idled in the fourth quarter of 2008.

Equity earnings from Samsung Corning Precision, our equity affiliate in Korea, for the three and six months ended June 30, 2009 included the positive impact of $43 million and $103 million, respectively, from movements in foreign exchange rates and reflected increases in volume offset by price declines of approximately 21% when compared to the same periods last year. The economic recession has had a greater impact on our wholly-owned business in Taiwan than on Samsung Corning Precision. This is due in part because Taiwanese panel makers do not have strong brand recognition, so they are the first to experience supply chain corrections and slower to benefit from improvements in demand.

When compared to the second quarter of last year, the decline in net income in the second quarter of 2009 primarily reflects the impact of volume and price declines as described above offset somewhat by $69 million from the positive impact of movements in foreign exchange rates. When compared to the six months ended June 30, 2008, the decline in net income was primarily due to the impact of volume and price declines, and restructuring charges in the first quarter of 2009, offset somewhat by $149 million from the positive impact of movements in foreign exchange rates when compared to the same period last year. Net income of this segment in the first quarter of 2009 included $34 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Net income also includes royalty income from Samsung Corning Precision which was higher in both the three and six months ended June 30, 2009 when compared to the same periods last year reflecting improvements in sales volume at Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the three and six months ended June 30, 2009, each of AUO, Chi Mei, and Sharp Corporation individually accounted for more than 10% of segment net sales and, collectively, accounted for approximately 67% of segment sales. Our customers face the same global economic dynamics as we do in this market. We believe panel makers in Taiwan have been more significantly impacted by the current economic downturn given their relative size, when compared to Korean panel makers who have a stronger presence in the end market for LCD products. While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers. For the three and six months ended June 30, 2009, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for approximately 93% of Samsung Corning Precision sales.

Outlook:

In the third quarter of 2009, we expect volume at both our wholly owned business and Samsung Corning Precision to be flat to up slightly in comparison to the second quarter of 2009. We anticipate glass pricing to be flat sequentially in both our wholly owned business and Samsung Corning Precision.

We now expect the overall LCD glass market in 2009 will be up 15% when compared with 2008, resulting from an increase in demand for LCD televisions offset slightly by falling demand for LCD monitors. In addition, we expect regional mix shifts as described above may continue to benefit volume at Samsung Corning Precision more than Corning’s wholly owned business. Although the LCD supply chain has been impacted by the current global recession, we believe that the long-term drivers of this market, specifically increased penetration of LCD into the total television market, increased screen size and increased televisions per household, remain intact.

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

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change

	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales:
Optical fiber and cable	$235	$248	(5)%	$427	$462	(8)%
Hardware and equipment	202	229	(12)%	395	436	(9)%
Total net sales	$437	$477	(8)%	$822	$898	(8)%

Net income	$18	$23	(22)%	$17	$34	(50)%

In the three months ended June 30, 2009, net sales of the Telecommunications segment decreased in both optical fiber and cable and hardware and equipment businesses when compared to the same period last year due to lower sales volumes of private network products and certain public network products. Lower volumes were offset somewhat by higher net sales for optical fiber and cable in China, as the country continues to expand its telecommunications infrastructure. In the six months ended June 30, 2009, net sales decreased in both businesses due to lower volumes for private network and certain public network products offset somewhat by strength in optical fiber and cable demand in China when compared to last year. Sales of fiber-to-the premises products were even, when compared to the same period last year. Movements in foreign exchange rates did not have a significant impact on the comparability of net sales for the periods presented.

For the three and six months ended June 30, 2009, the decline in net income reflected the volume impacts as described above offset by lower operating expenses when compared to the same periods last year. The six months ended June 30, 2009 also included the impact of $15 million of restructuring charges in the first quarter of 2009 associated with the Company’s corporate-wide restructuring plan. Restructuring actions in this segment included workforce reductions and the consolidation of manufacturing operations that will result in the closure of two plants. Movements in foreign exchange rates did not have a significant impact on the comparability of net income for the periods presented.

The Telecommunications segment has a concentrated customer base. For the three and six months ended June 30, 2009, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented approximately 23% of total segment sales.

Outlook:

For the third quarter of 2009, we expect sales to be comparable to the second quarter of 2009.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales:
Automotive	$85	$132	(36)%	$149	$269	(45)%
Diesel	47	77	(39)%	93	137	(32)%
Total net sales	$132	$209	(37)%	$242	$406	(40)%

Net loss	$(9)	$28	(132)%	$(53)	$41	(229)%

When compared to the previous year, the decline in sales of this segment for the three and six months ended June 30, 2009 resulted from lower sales volumes for automotive and diesel products. Sales of automotive products reflected continued weak economic conditions that have reduced demand in the European and U.S. automotive industry. Sales were also negatively impacted by lower automotive production caused by inventory reductions at automotive manufacturers and dealers. Although U.S. automotive production continues to remain at the lowest levels seen since Corning entered into this business, automotive sales in China have remained strong and incentives have helped to stimulate demand in Europe. Diesel product sales continue to be depressed as a result of the weak freight industry in the U.S. Net sales in the three and six months ended June 30, 2009 were negatively impacted by $7 million and $13 million, respectively, due to movements in foreign exchange rates when compared to the same periods last year.

Net loss in the three and six months ended June 30, 2009 reflected sharply lower sales and manufacturing volume of both automotive and diesel products offset somewhat by lower operating expenses, when compared to net income from the same periods last year. In addition, net loss of this segment in the six months ended June 30, 2009 included $19 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Movements in foreign exchange rates did not significantly impact the results of this operating segment.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. Our customers and their customers are experiencing the negative impact of the automotive and freight industry downturns. For the three and six months ended June 30, 2009, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 79% and 81%, respectively, of total segment sales. While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:

We expect ongoing weakness in the worldwide automotive and U.S. freight industries to continue to impact our results in the third quarter. However, we expect modest sales growth of this segment when compared to the second quarter of 2009. We may incur further charges in this segment to reduce our workforce and consolidate capacity.

Specialty Materials

The following table provides net sales and net (loss) income for the Specialty Materials segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$71	$104	(32)%	$131	$187	(30)%
Net (loss) income	$(10)	$4	(350)%	$(37)	$0

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

Net sales decreased for the three and six months ended June 30, 2009 due primarily to lower sales of semiconductor optics and components offset as a result of the significant market downturn. This decrease was offset somewhat by an increase in sales of Gorilla™ glass, an optical quality protective cover glass that is optimized for high-end portable consumer electronic devices. Sales of Gorilla™ glass have continued to increase as the Company moves to capitalize on market opportunities for this product. The net loss in the second quarter of 2009 resulted from the decline in net sales along with manufacturing development costs for Gorilla™ glass when compared to the same period in 2008. The net loss in the six months ended June 30, 2009 primarily reflected lower sales and the impact of restructuring charges, when compared to the same period last year. Net loss of this segment in the six months ended June 30, 2009 included $18 million of restructuring charges in the first quarter of 2009. Restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Movements in foreign exchange rates did not have a significant impact on the comparability of sales or operating results for this segment.

In the Specialty Materials segment, there were no individual customers that accounted for 10% or more of this segment’s net sales for the second quarter of 2009.

Outlook:

For the third quarter of 2009, we expect strong sales growth for this segment when compared to the second quarter of 2009 due in part to increased sales of Gorilla™ glass.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$81	$87	(7)%	$157	$168	(7)%
Net income	$9	$16	(44)%	$17	$26	(35)%

Net sales in the three and six months ended June 30, 2009 were down somewhat due to lower volume and the negative impact of $2 million and $4 million, respectively, from movements in foreign exchange rates. The decline in net income for the second quarter of 2009 reflected the decline in net sales. For the six months ended June 30, 2009, the decline in net income resulted primarily from lower net sales and the impact of restructuring charges. Net income of this segment in the first quarter of 2009 included $7 million of restructuring charges associated with the Company’s corporate-wide restructuring plan. Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

In the Life Sciences segment, two customers accounted for 50% of this segment’s net sales for the three months ended June 30, 2009. One customer accounted for 41% of this segment’s net sales in the six months ended June 30, 2009.

Outlook:

For the third quarter of 2009, we expect sales to be consistent with the second quarter of 2009.

All Other

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and net loss for All Other (in millions):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$1	$6	(83)%	$2	$12	(83)%
Research, development and engineering expenses	$34	$42	(19)%	$70	$78	(10)%
Equity earnings of affiliated companies	$16	$19	(16)%	$28	$41	(32)%
Net income (loss)	$(5)	$(37)	(86)%	$(34)	$(64)	(47)%

The increase in net income of this segment for the three months ended June 30, 2009 resulted primarily from lower operating expenses as a result of restructuring actions in the first quarter of 2009. The lower net loss of this segment in the six months ended June 30, 2009 was primarily due to lower equity earnings, lower sales, and the impact of restructuring charges. Net loss of this segment in the six months ended June 30, 2009 included $4 million of restructuring charges associated with the Company’s corporate-wide restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure in the three and six months ended June 30, 2009 and 2008:

•

In the second quarter of 2009, we issued $250 million of 6.625% senior unsecured notes and $100 million of 7% senior unsecured notes which mature on May 15, 2019, and May 15, 2024, respectively. The net proceeds of $346 million will be used for general corporate purposes.

•	In the first quarter of 2009, we recorded $141 million for the capital lease of a manufacturing facility associated with our Display Technologies segment.
•

In the second quarter of 2008, we repurchased 2.3 million shares of common stock for $62 million as part of a repurchase program announced in July 2007. In the first quarter of 2008, we repurchased 2.7 million shares of common stock for $62 million.

Capital Spending

Capital spending totaled $491 million and $864 million for the six months ended June 30, 2009 and 2008, respectively. Spending in the first half of 2009 was driven primarily by projects in our Display Technologies segment that were completed in 2008. We expect our 2009 capital spending to be about $1.1 billion. Approximately $700 million will be directed toward our Display Technologies segment, of which about $525 million relates to construction completed in 2008.

Cash Flows

Summary of cash flow data:

	Six months ended June 30,
	2009	2008
Net cash provided by operating activities	$632	$985
Net cash used in investing activities	$(365)	$(916)
Net cash provided by (used in) financing activities	$134	$(206)

Although net income declined significantly in the six months ended June 30, 2009 when compared to the same period last year, cash provided by operating activities decreased only 36%. Higher dividend payments from equity affiliates, and the impact of non-cash items helped reduce the impact of lower net income, while restructuring payments and an increase in working capital used cash at levels that were much higher than the same period in 2008. Non-cash items in the first half of 2008 included the release of $2.4 billion of valuation allowances and an adjustment to the estimated liability for asbestos litigation. Refer to Note 5 (Income Taxes) and Note 3 (Commitments and Contingencies) to the consolidated financial statements for additional information about these items.

Net cash used in investing activities included lower capital spending in the first half of 2009 when compared to the same period last year. Capital spending in the first half of last year reflected the Company’s spending for increased LCD glass manufacturing capacity.

Net cash provided by financing activities in the first half of 2009 primarily reflects the issuance of $350 million face amount of senior unsecured notes. In the first half of 2008, net cash used in financing activities primarily reflected spending for the Company’s share repurchase program. The first half of 2009 and 2008 include the impact of dividend payments totaling $156 million and $158 million, respectively.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods. Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During the three and six months ended June 30, 2009, we issued $62 million and $165 million, respectively, in credit memoranda. During the three and six months ended June 30, 2008, we issued $71 million and $137 million, respectively, in credit memoranda. Refer to Note 12 (Customer Deposits) to the consolidated financial statements for additional information.

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

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of June 30, 2009	As of December 31, 2008

Working capital	$3,497	$2,567
Working capital, excluding cash, cash equivalents, and short-term investments	$422	$(249)
Current ratio	3.3:1	2.3:1
Trade accounts receivable, net of allowances	$790	$512
Days sales outstanding	51	43
Inventories	$647	$798
Inventory turns	4.3	4.3
Days payable outstanding (1)	29	33
Long-term debt	$1,938	$1,527
Total debt to total capital	13%	11%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2008 Form 10-K. The Outlook includes an update by Moody’s on March 24, 2009:

RATING AGENCY	Rating Long-Term Debt	Outlook
Last Update

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Negative
March 24, 2009

Management Assessment of Liquidity

The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. We ended the second quarter of 2009 with approximately $3.1 billion of cash, cash equivalents and short-term investments.

Gross realized gains and losses for the three and six months ended June 30, 2009 were not significant. Refer to Note 7 (Available-for-Sale Investments) to the consolidated financial statements for additional information.

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

In July 2007, Corning’s Board of Directors approved a stock repurchase program of up to $500 million to be completed by the end of 2008. In July 2008, Corning announced that its Board of Directors and Executive Committee had approved a second stock repurchase program of up to an additional $1 billion to be completed by the end of 2009. Through December 31, 2008, we had repurchased approximately 40 million shares of common stock for $875 million under these programs. We do not intend to make further share repurchases until we see improvements in economic conditions and the Company’s cash flow performance. There were no repurchases in the first half of 2009.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing their financial statements at least annually or more frequently for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Our major source of funding for the remainder of 2009 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments and proceeds from any issuances of debt. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments. Corning also has access to a $1.1 billion unsecured committed revolving line of credit through November 2011. This credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio. At June 30, 2009, we were in compliance with both financial covenants.

The required leverage ratio, which measures debt to total capital, is a maximum of 50%. At June 30, 2009 and December 31, 2008, our leverage using this measure was 13% and 11%, respectively. The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times. At June 30, 2009 and December 31, 2008, our interest coverage ratio using this measure was 34.3 times and 43.5 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on another debt obligation of the Company in excess of a specified amount also would be considered a default under the terms of the instrument. As of June 30, 2009, we were in compliance with all such provisions.

Management is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in our liquidity. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix and relative cost of such resources.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2008 Form 10-K and, for certain of these items, additional details are provided below.

Impairment of Assets Held for Use

SFAS 144 requires us to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified. We review our long-lived assets in each quarter in which impairment indicators are present. We must exercise judgment in assessing whether an event of impairment has occurred.

Examples of events or circumstances that may be indicative of impairments include:

•	A significant decrease in the market price of an asset;
•	A significant change in the extent or manner in which a long-lived asset is being used or in its physical condition;
•	A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator;
•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•

A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of an asset; and

•	A current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the majority of our reporting segments, we concluded that locations or businesses which share production along the supply chain must be combined in order to appropriately identify cash flows that are largely independent of the cash flows of other assets and liabilities.

For long-lived assets, when impairment indicators are present, we compare estimated undiscounted future cash flows to the assets’ carrying value to determine if the asset group is recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If there is an impairment, a loss is recorded to reflect the difference between the assets’ fair value and carrying value. This may require judgment in estimating future cash flows and relevant discount rates and residual values in estimating the current fair value of the impaired assets to be held and used.

The fair value of long-lived assets is determined using an “income approach” that starts with the forecast of all the expected future net cash flows. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, and available external information about future trends. We believe fair value assessments are most sensitive to market growth and the corresponding impact on volume and selling prices and that these are also more subjective than manufacturing cost and other assumptions. The Company believes its current assumptions and estimates are reasonable and appropriate.

As of December 31, 2008 and June 30, 2009, we have not identified any instances where the carrying values of our long-lived assets were not recoverable.

Impairment of Goodwill

SFAS 142 requires us to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units.

Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasting future cash flows. Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. As disclosed in Note 11 (Goodwill and Other Intangible Assets) to the consolidated financial statements, Corning’s goodwill relates primarily to the Telecommunications and Specialty Materials operating segments.

Telecommunications

Goodwill for the Telecommunication segment is tested at the operating segment level. We have aggregated the Telecommunications operating segment businesses into a single reporting unit for goodwill impairment testing based on the manner in which we operate our businesses; the vertically integrated nature of these operations; shared assets, operating and finance resources, and management; the nature of production processes and the regulatory environment; and the shared support and benefit from common research and development activity.

Results for the Telecommunications segment in 2008 were down slightly when compared with 2007. We expect the worldwide telecommunications industry market to be negatively impacted by the global recession with lower sales in 2009 than in 2008. The results of our impairment tests in 2008 indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 10% was used in 2008 and 12% in 2007. We determined a range of discount rates between 8% and 12% would not have affected our conclusion.

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the component level, which is one level below an operating segment, because the goodwill is the result of transactions associated with certain businesses in this operating segment. Although the Specialty Materials segment had small reported losses in 2007 and 2008, we expect in the near term new products will partially offset some of the declines resulting from the current economic conditions, and we anticipate growth in new products will also improve longer-term profitability. The results of our impairment test in 2008 indicated that the fair value of the reporting unit significantly exceeded its book value. A discount rate of 10% was used in 2008 and 12% was used in 2007. We determined a range of discount rates between 8% and 12% would not have affected our conclusion.

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

In the second quarter of 2008, we released $2.4 billion of valuation allowances because we believe it is more likely than not that we will be able to generate sufficient levels of profitability in the U.S. to realize substantially all of our U.S. deferred tax assets. A key trend included in our projections was the rate of penetration of LCD televisions driven by an increase in televisions per household, faster LCD television replacement rates, the continued decline of cathode ray tube products, and growth in emerging markets such as China. Another key trend included global demand improvements for diesel products based on the timing of new government regulations and economic growth. In the third and fourth quarters of 2008, we released an additional $70 million, and $45 million, respectively, of valuation allowances on our U.S. deferred tax assets as a result of a change in our estimate of current-year U.S. taxable income.

Significant estimates and assumptions used in assessing the realizability of our deferred tax assets included: the long-term stabilization of U.S. income from forecasted royalty income in our Display Technologies operating segment, the long-term growth of our diesel business, and the future success of new products.

In determining our provision for income taxes, we use an annual effective income tax rate based on full year income, permanent differences between book and tax income, and statutory income tax rates. Significant judgment is required in determining the Company’s worldwide income tax position, as well as the effective tax rate.

Equity Method Investments

At June 30, 2009 and December 31, 2008, the carrying value of our equity method investments was $3.2 billion and $3.1 billion, respectively with our two largest equity method investments comprising 93% of the balance. We review our equity method investments for indicators of impairment on a periodic basis or if an event or circumstances change that indicate the carrying amount may be other-than-temporarily impaired. When such indicators are present, we then perform an in-depth review for impairment. An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

As of June 30, 2009 and December 31, 2008, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

NEW ACCOUNTING STANDARDS

New Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 amends the guidance on transfers of financial assets in order to (1) eliminate the qualifying special-purpose entity concept, (2) creates a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifies and makes changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) makes changes to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) requires extensive new disclosures. SFAS 166 is required to be applied prospectively to new transfers of financial assets and is effective for fiscal years beginning after November 15, 2009. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (SFAS 167). SFAS 167 revises the consolidation guidance for variable interest entities. SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (VIE). Under SFAS 167, the primary beneficiary is the variable interest holder that has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, SFAS 167 provides guidance on shared power and joint venture relationships, removes the scope exemption for qualified special purpose entities, revises the definition of a VIE, and requires additional disclosures. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2009, and December 31, 2008, Corning had accrued approximately $24 million and $21 million, respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management which are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global economic and political conditions;
-	tariffs, import duties and currency fluctuations;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	rate of customer acceptance of LCD televisions;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won;
-	temporary idling of capacity;
-	restructuring actions and charges; and
-	other risks detailed in Corning’s SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2008 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Recent turmoil in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income. For a discussion of our exposure to market risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2008 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2009, and December 31, 2008, Corning had accrued approximately $24 million and $21 million, respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of June 30, 2009, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $26 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of June 30, 2009, Dow Corning has estimated the liability to commercial creditors to be within the range of $80 million to $235 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $80 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 42,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling has been appealed. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed. Corning has a number of defenses to the remaining action, which management intends to contest vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning’s financial statements is remote.

Astrium Insurance Litigation. In February 2007, American Motorists Insurance Company and Lumbermens Mutual Casualty Company filed a declaratory judgment action against Corning, Corning NetOptix, Inc., OFC Corporation, Optical Filter Corporation, Galileo Electro-Optics Corporation, Galileo Corporation and NetOptix Corporation in the U.S. District Court for the Central District of California, seeking reimbursement for approximately $14 million in defense costs incurred to defend all defendants, except Corning, in an underlying lawsuit entitled Astrium S.A.S., et al. v. TRW, Inc., et al. Defendants’ answers to the complaint were filed on March 5, 2007 and the parties have exchanged initial discovery disclosures. Mediation conducted on November 29, 2007 did not resolve the case, and the parties engaged in discovery. The parties filed summary judgment motions in October 2008 which were ruled upon on December 24, 2008. The court granted partial summary judgment to each of the parties clarifying the extent of any reimbursement that can be proven by the Plaintiffs. In June of 2009 the parties in this case agreed in principle to settle this matter for substantially less than the claimed reimbursement and a settlement agreement for that purpose has been executed by the parties.

Commission of European Communities Competition Investigation. In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request on March 30, 2009, for certain information from the Competition DG. Corning and Samsung Corning Precision have responded to the requests for information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal second quarter of 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
April 1-30, 2009	60,799	$14.28	0	$625,036,742
May 1-31, 2009	32,192	$14.93	0	$625,036,742
June 1-30, 2009	15,122	$15.74	0	$625,036,742
Total	108,113	$14.68	0	$625,036,742

(1)

This column reflects the following transactions during the fiscal second quarter of 2009: (i) the deemed surrender to us of 33,616 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 74,497 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)

On July 18, 2007 we publicly announced the start of a program covering the repurchase of up to $500 million of our common stock by December 31, 2008, and on July 30, 2008 we announced authorization to repurchase up to an additional $1 billion of our common stock by the end of 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) – (c) Our annual meeting of shareholders was held on April 30, 2009. At that meeting, shareholders elected James B. Flaws, James J. O’Connor, Deborah D. Rieman, Peter F. Volanakis and Mark S. Wrighton as directors for terms expiring at our annual meeting of shareholders in 2012, and James R. Houghton as a director for a term expiring at our annual meeting of shareholders in 2010. Shareholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2009. In addition, shareholders also voted in favor of shareholder proposals requesting the Board to adopt a director election majority vote standard, and the annual election of each director. Those elected and the results of voting are as follows:

Nomination and Election of Directors

Name	Votes For	Votes Withheld
James B. Flaws	1,267,858,679	120,940,961
James J. O’Connor	1,025,542,386	363,257,255
Deborah D. Rieman	1,295,863,984	92,935,657
Peter F. Volanakis	1,296,465,300	92,334,341
Mark S. Wrighton	1,342,759,656	46,039,985
James R. Houghton	1,295,352,256	93,447,384

Robert F. Cummings, Jr., William D. Smithburg, Hansel E. Tookes, II and Wendell P. Weeks continued as directors for terms expiring at the annual meeting of shareholders in 2010, and John Seely Brown, Gordon Gund, Kurt M. Landgraf and H. Onno Ruding continued as directors for terms expiring at the annual meeting of shareholders in 2011.

	Votes For	Votes Against	Abstain

Ratify appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year ending December 31, 2009	1,349,651,582	37,058,071	2,089,987

	Votes For	Votes Against	Abstain	Broker Non-Votes

Shareholder proposal requesting that directors adopt majority vote standard in uncontested elections	884,673,254	304,636,420	7,318,826	192,171,140

Shareholder proposal requesting that directors adopt annual election of each director	849,452,312	341,160,453	6,022,236	192,164,640

ITEM 6. EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	10.1	Amendment No. 2 to the Corning Incorporated Supplemental Investment Plan, approved April 29, 2009

	10.2	Amendment No. 2 to the Deferred Compensation Plan for Directors, dated April 29, 2009

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

July 29, 2009	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 29, 2009	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

10.1	Amendment No. 2 to the Corning Incorporated Supplemental Investment Plan, approved April 29, 2009
64

10.2	Amendment No. 2 to the Deferred Compensation Plan for Directors, dated April 29, 2009
66

12	Computation of Ratio of Earnings to Fixed Charges	67

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act
68

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act
69

32	Certification Pursuant to 18 U.S.C. Section 1350	70

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

Exhibit 10.1

CORNING INCORPORATED

SUPPLEMENTAL INVESTMENT PLAN

Amendment No. 2 to the January 1, 2008 Restatement

Pursuant to Section 8.1 of the Corning Incorporated Supplemental Investment Plan, as amended and restated effective January 1, 2008 (the “Plan”), the Plan is hereby amended as follows:

1.         Effective January 1, 2009, Section 3.1(b) of the Plan is deleted in its entirety and is replaced with the following new Section 3.1(b):

“(b)     Participation. An Eligible Employee shall commence participating in the Plan consistent with the Eligible Employee’s election pursuant to Section 4.3; provided that an Eligible Employee’s base salary deferrals into the Plan shall not commence until the Eligible Employee’s elected contributions under the Investment Plan for a Plan Year are suspended because the Eligible Employee’s compensation for such year exceeds the annual compensation limit of Code Section 401(a)(17) ($230,000 in calendar year 2008) or the Eligible Employee has contributed the maximum contribution to the Investment Plan under Code Sections 402(g) and 414(v).”

2.         Effective January 1, 2009, Section 4.1 of the Plan is amended by deleting the first sentence of such Section 4.1 and replacing it with the following new sentences:

“An Eligible Employee may contribute to this Plan in a Plan Year any amount of his or her Compensation during the Plan Year (not to exceed the maximum percentage of compensation permitted under the Investment Plan for employee contributions). Base salary contributions to this Plan shall commence after the Eligible Employee is unable to make contributions to the Investment Plan due to the application of the Code’s limitations on compensation and/or contributions. Bonus contributions to this Plan shall be made in the amount set forth on the Eligible Employee’s deferral election form.”

3.         Effective January 1, 2009, Section 4.2(a) of the Plan is amended by deleting the first sentence of such Section 4.2(a) and replacing it with the following new sentence:

“If any portion of an Eligible Employee’s contributions under Section 4.1 consists of amounts that would have been matched by the Company under the Investment Plan but for Investment Plan limitations on contributions and compensation, the Company will credit matching allocations to the Eligible Employee under this Plan with respect to such amounts at the same level and under the same terms as specified in the Investment Plan (but ignoring Code limitations on contributions and compensation and treating the Eligible Employee’s bonus and elective deferrals into this Plan as compensation to be taken into account for purposes of calculating such matching contributions).”

4.         Effective January 1, 2009, Section 4.3 of the Plan is amended by deleting the fourth paragraph of such Section 4.3 and replacing it with the following new paragraph:

“When an Eligible Employee makes an election to contribute a percentage of base salary into the Plan, the Eligible Employee must also make an election to contribute a percentage to the Investment Plan. Actual deferrals of base salary into this Plan shall not commence until the percentage election under the Investment Plan results in a cessation of contributions to the Investment Plan due to the application of the Code’s limitations on compensation and/or contributions. By making a base salary deferral election into this Plan for a Plan Year, the Eligible Employee agrees that his or her deferral election under the Investment Plan shall be irrevocable for the Plan Year. If an Eligible Employee makes an election to contribute a portion of his/her bonus into the Plan that contribution will be made regardless of whether the Eligible Employee has reached a Code limitation on compensation and/or contributions as of the date the bonus is paid. Also, if an Eligible Employee makes an election to contribute a portion of his/her bonus into the Plan for a Plan Year, the Eligible Employee shall not be permitted to defer any portion of such bonus into the Investment Plan and the bonus will not count as compensation for purposes of making elective or matching contributions under the Investment Plan (although the bonus will count as compensation for purposes of this Plan).”

5.      Effective July 1, 2009, Section 5.1 of the Plan is amended by deleting the third paragraph of such Section 5.1 and replacing it with the following new paragraph:

“Effective July 1, 2009, the Company Stock Fund is frozen and no future Eligible Employee deferrals or transfers are permitted into the Company Stock Fund. Distributions or transfers out of the Company Stock Fund are permitted pursuant to the terms of the Plan.”

IN WITNESS WHEREOF, the Company has caused this Plan document to be executed by its duly authorized officer this 29th day of April, 2009.

CORNING INCORPORATED

By:	/s/ John P. MacMahon
John P. MacMahon
Senior Vice President
Global Compensation and Benefits

Exhibit 10.2

CORNING INCORPORATED

DEFERRED COMPENSATION PLAN

Amendment No. 2

Pursuant to Section 8.1 of the Corning Incorporated Deferred Compensation Plan (“Plan”), the Board of Directors hereby amends the Plan as follows:

1.                Effective January 1, 2000, the words “Deferred Compensation Plan” are deleted each place they appear in the Plan and are replaced with the words “Management Deferral Plan.”

2.                Effective July 1, 2009, two new sentences are added to the end of the second paragraph of Section 5.1 as follows:

“Effective July 1, 2009, the Corning Common Stock Fund is frozen and no future transfers are permitted into the Corning Common Stock Fund. Distributions and transfers out of the Corning Common Stock Fund are permitted pursuant to the terms of the Plan.”

IN WITNESS WHEREOF, the Company has caused its duly authorized officer to execute this Amendment No. 2 on its behalf this 29th day of April, 2009.

CORNING INCORPORATED

By:	/s/ John P. MacMahon
John P. MacMahon
Senior Vice President
Global Compensation and Benefits

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Six months ended June 30, 2009

Income from continuing operations before taxes on income (a)	$555
Adjustments:
Distributed income of equity investees	419
Fixed charges net of capitalized interest	44

Earnings before taxes and fixed charges as adjusted	$1,018

Fixed charges:
Interest expense (b)	$51
Portion of rent expense which represents an appropriate interest factor (c)	10
Amortization of debt costs	1

Total fixed charges	62
Capitalized interest	(18)

Total fixed charges, net of capitalized interest	$44

Ratio of earnings to fixed charges	16.4x

(a)	Effective January 1, 2009, equity earnings are now included in income from continuing operations before taxes on income.
(b)	Interest expense includes amortization expense for debt costs.
(c)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

July 29, 2009

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

July 29, 2009

/s/ James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 29, 2009

/s/ Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/ James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer