Form 10-Q
period 2009-09-30
CORNING INC /NY
filed 2009-11-02
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2009
Corning’s Common Stock, $0.50 par value per share	1,556,093,519 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net sales	$1,479	$1,555	$3,863	$4,864
Cost of sales	880	820	2,419	2,433

Gross margin	599	735	1,444	2,431

Operating expenses:
Selling, general and administrative expenses	219	220	637	722
Research, development and engineering expenses	131	160	418	474
Amortization of purchased intangibles	3	2	8	7
Restructuring, impairment and other charges and (credits) (Note 2)	10	(2)	175	(3)
Asbestos litigation charge (credit) (Note 3)	6	6	15	(312)

Operating income	230	349	191	1,543

Equity in earnings of affiliated companies (Note 9)	418	391	974	1,070
Interest income	4	22	16	74
Interest expense	(24)	(15)	(58)	(48)

Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(11)		(25)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	10		23
Net OTTI losses recognized in earnings	(1)		(2)

Other income (expense), net	48	(30)	109	11

Income before income taxes	675	717	1,230	2,650
(Provision) benefit for income taxes (Note 5)	(32)	51	38	2,358

Net income attributable to Corning Incorporated	$643	$768	$1,268	$5,008

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.41	$0.49	$0.82	$3.20
Diluted (Note 6)	$0.41	$0.49	$0.81	$3.15

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior periods were reclassified to conform to the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	September 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$1,962	$1,873
Short-term investments, at fair value (Note 7)	968	943
Total cash, cash equivalents and short-term investments	2,930	2,816
Trade accounts receivable, net of doubtful accounts and allowances - $20 and $20	835	512
Inventories (Note 8)	618	798
Deferred income taxes (Note 5)	126	158
Other current assets	338	335
Total current assets	4,847	4,619

Investments (Note 9)	3,818	3,056
Property, net of accumulated depreciation - $5,598 and $5,070 (Note 11)	8,180	8,199
Goodwill and other intangible assets, net (Note 12)	680	305
Deferred income taxes (Note 5)	3,075	2,932
Other assets	147	145

Total Assets	$20,747	$19,256

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$75	$78
Accounts payable	470	846
Other accrued liabilities (Notes 3 and 13)	975	1,128
Total current liabilities	1,520	2,052

Long-term debt (Note 4)	1,945	1,527
Postretirement benefits other than pensions	768	784
Other liabilities (Notes 3 and 13)	1,496	1,402
Total liabilities	5,729	5,765

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,614 million and 1,609 million	807	804
Additional paid-in capital	12,658	12,502
Retained earnings	2,974	1,940
Treasury stock, at cost; Shares held: 64 million and 61 million	(1,206)	(1,160)
Accumulated other comprehensive loss (Note 18)	(266)	(643)
Total Corning Incorporated shareholders’ equity	14,967	13,443
Noncontrolling interests	51	48
Total equity	15,018	13,491

Total Liabilities and Equity	$20,747	$19,256

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior period were reclassified to conform to the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine months ended September 30,

	2009	2008
Cash Flows from Operating Activities:
Net income	$1,268	$5,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	586	483
Amortization of purchased intangibles	8	7
Asbestos litigation	15	(312)
Restructuring, impairment and other charges (credits)	175	(3)
Stock compensation charges	97	104
Loss on sale of business		14
Undistributed earnings of affiliated companies	(535)	(600)
Deferred tax benefit	(169)	(2,532)
Restructuring payments	(71)	(10)
Customer deposits, net of (credits) issued	(207)	(202)
Employee benefit payments less than (in excess of) expense	12	(31)
Changes in certain working capital items:
Trade accounts receivable	(265)	50
Inventories	204	(129)
Other current assets	13	(71)
Accounts payable and other current liabilities, net of restructuring payments	24	(106)
Other, net	9	78
Net cash provided by operating activities	1,164	1,748

Cash Flows from Investing Activities:
Capital expenditures	(727)	(1,155)
Acquisitions of business, net of cash received	(410)	(15)
Net proceeds from sale or disposal of assets	15	17
Short-term investments – acquisitions	(876)	(1,298)
Short-term investments – liquidations	859	1,890
Net cash used in investing activities	(1,139)	(561)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(84)	(20)
Proceeds from issuance of long-term debt, net	346
Principal payments under capital lease obligations	(10)
Proceeds from issuance of common stock, net	18	19
Proceeds from the exercise of stock options	8	79
Repurchase of common stock		(625)
Dividends paid	(234)	(235)
Other, net	3
Net cash provided by (used in) financing activities	47	(782)
Effect of exchange rates on cash	17	(25)
Net increase in cash and cash equivalents	89	380
Cash and cash equivalents at beginning of period	1,873	2,216

Cash and cash equivalents at end of period	$1,962	$2,596

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts from the prior period were reclassified to conform with the 2009 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited; in millions)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2008	$804	$12,502	$1,940	$(1,160)	$(643)	$13,443	$48	$13,491

Net income			1,268			1,268	6	1,274
Foreign currency translation adjustment					313	313		313
Amortized postretirement benefit plan losses and prior service costs					(1)	(1)		(1)
Net unrealized gain on investments without credit losses					36	36		36
Unrealized gain on investments with credit losses					3	3		3
Unrealized gain on cash flow hedges					25	25		25
Reclassification adjustments on cash flow hedges					1	1		1
Total comprehensive income						1,645	6	1,651

Shares issued to benefit plans and for option exercises	3	155		(36)		122		122
Dividends on shares			(234)			(234)		(234)
Other, net		1		(10)		(9)	(3)	(12)
Balance, September 30, 2009	$807	$12,658	$2,974	($1,206)	$(266)	$14,967	$51	$15,018

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

Effective September 30, 2009, the Financial Accounting Standards Board (FASB) established The FASB Accounting Standards Codification™ (ASC) as the source of authoritative accounting to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). Except for newly issued standards which have not been codified, references to codified literature have been updated to reflect this change.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with GAAP for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). Corning evaluates all events or transactions that occur after the balance sheet date through the date of issuance of our financial statements. For the period ending September 30, 2009, subsequent events were evaluated through November 2, 2009.

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

Effective January 1, 2009, the Company adopted ASC 810-10-65-1 “Transition Related to SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements.” A noncontrolling interest, previously called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under this standard, noncontrolling interests in subsidiaries are now included as a component of equity in the consolidated statements of financial position. This guidance also provides the required accounting treatment for changes in ownership of noncontrolling interests. As required, the related presentation and disclosure provisions have been applied retrospectively. For the three and nine months ended September 30, 2009, and 2008, net income attributable to noncontrolling interests was not significant ($6 million and $1 million for the nine months ended September 30, 2009 and 2008, respectively) and therefore, was not presented separately on the consolidated statements of income.

Effective January 1, 2009, the Company changed the presentation of equity in earnings of affiliated companies in the Consolidated Statements of Income from below ”Benefit for income taxes” to above “Income before income taxes.” The change in presentation reflects the strategic nature and economic importance of the Company’s investments accounted for under the equity method of accounting. There was no effect on the Company’s consolidated results of operation, financial condition, or cash flows as a result of this change.

Effective April 1, 2009, the Company adopted the following:

•

ASC 320-10-65-1 “Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments” which changes the method for determining whether an other-than temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings;

•

ASC 820-10-65-4 “Transition Related to FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed; and

•

ASC 825-10-65-1 “Transition Related to FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The impact of adopting these fair value standards was not significant.

Equity Method Investments

Our equity investments are accounted for under the equity method of accounting for investments as required by ASC 323 “Investments—Equity Method and Joint Ventures.”

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

Property, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 2 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs and Note 11 (Property, Net of Accumulated Depreciation) related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

Included in the subcategory of equipment are the following types of assets:

Asset type	Range of useful life

Computer hardware and software	3 to 7 years
Manufacturing equipment (excluding precious metals)	2 to 15 years
Furniture and fixtures	5 to 10 years
Transportation equipment	5 to 20 years

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. These assets are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process over a very long useful life. We treat the physical loss of precious metals in the manufacturing and reclamation process as depletion and account for these losses as a period expense based on actual units lost. Precious metals are integral to many of our glass production processes. They are only acquired to support our operations and are not held for trading or other purposes.

Fair Value Measurements

The company applies ASC 820 “Fair Value Measurements and Disclosures” (ASC 820) to all assets and liabilities that are measured and reported on a fair value basis. Major categories of financial assets and liabilities, including short-term investments, other assets and derivatives are measured at fair value on a recurring basis. Certain assets and liabilities including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis.

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Royalty income from Samsung Corning Precision	$62	$54	$165	$148
Foreign currency exchange and hedge (losses)/gains, net	(12)	(19)	(47)	(53)
Net realized losses on available-for-sale securities		(39)		(41)
Loss on sale of Steuben glass business		(14)		(14)
Net (loss) income attributable to noncontrolling interests	(5)		(6)	1
Other, net	3	(12)	(3)	(30)
Total	$48	$(30)	$109	$11

New Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (SFAS 167). SFAS 167 revises the consolidation guidance for variable interest entities. SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (VIE). Under SFAS 167, the primary beneficiary is the variable interest holder that has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, SFAS 167 provides guidance on shared power and joint venture relationships, removes the scope exemption for qualified special purpose entities, revises the definition of a VIE, and requires additional disclosures. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

2.	Restructuring, Impairment and Other Charges (Credits)

2009 Activities

In the third quarter of 2009, we recorded a charge of $10 million which was comprised of severance costs for a restructuring plan in the Environmental Technologies segment and asset disposal costs in other segments.

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

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the nine months ended September 30, 2009 (in millions):

	Reserve at January 1, 2009	Charges	Non-Cash Settlements	Cash Payments	Reserve at September 30, 2009

Restructuring:
Employee related costs	$17	$152	$(47)	$(68)	$54
Other charges (credits)	17	5		(3)	19
Total restructuring charges	$34	$157	$(47)	$(71)	$73

Impairment of long-lived assets:
Assets to be disposed of		$18
Total impairment charges		$18

Total restructuring, impairment and other charges and (credits)		$175

The year-to-date cost of these plans for each of our reportable operating segments was as follows (in millions):

Operating segment	Employee- related and other costs
Display Technologies	$29
Telecommunications	15
Environmental Technologies	22
Specialty Materials	17
Life Sciences	8
Corporate and All Other	84
Total restructuring, impairment and other charges	$175

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

Asbestos Litigation

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 38,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on a proposed amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008 and May 22, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan. The parties filed a partial tentative plan on August 8, 2008. The parties continued to inform the Bankruptcy Court of the status of their discussions on the Amended PCC Plan. The complete Amended PCC Plan and its ancillary documents were filed with the Bankruptcy Court on January 29, 2009.

As a result, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The Amended PCC Plan would require Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional $150 million for such claims in its estimated asbestos litigation liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company-specific data becomes available.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $677 million at September 30, 2009, compared with an estimate of liability of $662 million at December 31, 2008. In the three and nine months ended September 30, 2009, Corning recorded asbestos litigation expense of $6 million and $15 million, respectively. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

In the first quarter of 2008, Corning recorded a credit to asbestos settlement expense of $327 million as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in the likelihood of a settlement under the 2003 Plan. In the second and third quarters of 2008, Corning recorded a charge of $9 million and $6 million, respectively, to reflect the change in value of the estimated liability under an Amended PCC Plan.

The Amended PCC Plan is subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions which may not be achieved. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. The Amended PCC Plan will also be subject to a vote of PCC’s creditors. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

As of September 30, 2009, contingent guarantees totaled a notional value of $251 million, compared with $292 million at December 31, 2008. We believe a significant majority of these contingent guarantees will expire without being funded. We also were contingently liable for purchase obligations of $111 million and $126 million, at September 30, 2009 and December 31, 2008, respectively.

Product warranty liability accruals at September 30, 2009 and December 31, 2008 were $24 million and $18 million, respectively.

Corning is a defendant in various lawsuits, including environmental litigation, product-related suits, the Dow Corning and PCC matters, discussed in Note 7 (Investments) to the consolidated financial statements in our 2008 Form 10-K and in Part II – Item 1, Legal Proceedings, and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2009, and December 31, 2008, Corning had accrued approximately $23 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.0 billion at September 30, 2009 and $1.5 billion at December 31, 2008.

Third Quarter

There were no significant debt transactions in the third quarter of 2009.

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

There were no significant debt transactions in the first, second, and third quarters of 2008.

5.	Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

(Provision) benefit for income taxes	$(32)	$51	$38	$2,358
Effective (tax) benefit rate	(4.7)%	7.1%	3.1%	89.0%

For the three months ended September 30, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/ (losses) of consolidated foreign companies.
•	The impact of equity in earnings of affiliated companies.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.
•

The impact of discrete items, including a restructuring charge of $10 million. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about Corning’s restructuring charge. Discrete items decreased our effective tax rate by 2.5 percentage points.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2009, reflected the impact of discrete items, including a restructuring charge of $165 million. Discrete items decreased our effective rate by 7.4 percentage points.

For the three months ended September 30, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $70 million of valuation allowances resulting from a change in estimate regarding 2008 U.S. taxable income.
•	A $43 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.
•	The impact of not recording net tax expense on income generated in the U.S.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.
•

The impact of discrete items for which no tax benefit was recorded, including $39 million of net realized losses on short-term investments and a $14 million loss on the sale of our Steuben glass business. Discrete items and the valuation allowance release decreased our effective tax rate by 15.1 percentage points. Refer to Note 7 (Available-for-Sale Investments) for additional information about net realized losses.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2008 reflected the impact of the release of $2.4 billion of valuation allowances attributable to a change in judgment about the realizability of certain deferred tax assets and other discrete items for which no tax expense was recorded including an asbestos settlement credit of $312 million and litigation–related items totaling $12 million. For the nine months ended September 30, 2008, discrete items and valuation allowance releases decreased our effective tax rate by 97.7 percentage points. Refer to Note 3 (Commitments and Contingencies) for additional information about asbestos settlement litigation.

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

For the three and nine months ended September 30, 2008, we recorded tax expense on income generated in the U.S. of $16 million and $239 million, respectively, which was fully offset by releases of valuation allowance. These amounts include the impact of discrete items described above.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2013 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 6.5 and 5.3 percentage points for the three months ended September 30, 2009 and 2008, respectively, and a reduction in the rate of 7.2 and 4.8 percentage points for the nine months ended September 30, 2009 and 2008, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended September 30,
	2009			2008
	Net Income Attributable to Corning Incorporated	Weighted- Average Shares	Per Share Amount	Net Income Attributable to Corning Incorporated	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$643	1,550	$0.41	$768	1,558	$0.49

Effect of dilutive securities:
Stock options and other dilutive securities		19			20

Diluted earnings per common share	$643	1,569	$0.41	$768	1,578	$0.49

	Nine months ended September 30,
	2009			2008
	Net Income Attributable to Corning Incorporated	Weighted- Average Shares	Per Share Amount	Net Income Attributable to Corning Incorporated	Weighted- Average Shares	Per Share Amount

Basic earnings per common share	$1,268	1,549	$0.82	$5,008	1,564	$3.20

Effect of dilutive securities:
Stock options and other dilutive securities		16			28

Diluted earnings per common share	$1,268	1,565	$0.81	$5,008	1,592	$3.15

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

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	50	49	60	41
Performance-based restricted stock awards	4	2	4	2
Total	54	51	64	43

7.	Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):

	Amortized Cost		Fair Value
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Bonds, notes and other securities:
U.S. government and agencies	$845	$733	$847	$737
Asset-backed securities		6		5
Other debt securities	119	210	121	201
Total short-term investments	$964	$949	$968	$943
Asset-backed securities	$78	$87	$41	$40
Total long-term investments	$78	$87	$41	$40

Long-term investment securities are comprised of asset-backed securities with a fair value of $41 million at September 30, 2009. We do not intend to sell, nor do we believe it is more likely than not that we would be required to sell, the $78 million amortized cost-basis of these asset-backed securities (which are collateralized by mortgages) before recovery of their amortized cost basis. It is possible that a significant degradation in the delinquency or foreclosure rates in the underlying assets could cause further temporary or other-than-temporary impairments in the future.

The following table provides the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 (in millions):

	Period Ended September 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Bonds, notes and other securities
U.S. government and agencies	$102				$102
Asset-backed securities
Other debt securities	10		$54		64
Total short-term investments	$112		$54		$166
Asset-backed securities			$41	$(37)	$41	$(37)
Total long-term investments			$41	$(37)	$41	$(37)

Gross realized gains and losses for the three and nine months ended September 30, 2009 and 2008 were as follows

(in millions):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Gross realized gains	$1	$2	$2	$5
Gross realized losses	$(1)	$(41) (1)	$(5)	$(46)

(1)

Realized losses in the third quarter of 2008 included an other-than-temporary impairment of $26 million for securities of Lehman Brothers Holdings Inc., which filed for bankruptcy protection in mid-September 2008.

Gross unrealized gains and losses included in accumulated other comprehensive income at September 30, 2009 and December 31, 2008, were as follows (in millions):

	September 30, 2009	December 31, 2008
Gross unrealized gains		$2
Gross unrealized losses	$(37) (1)	$(58) (2)

(1)	Unrealized losses included temporary impairments of asset-backed securities with an amortized cost of $23 million and a fair value of $12 million at September 30, 2009.
(2)	Unrealized losses included temporary impairments of asset-backed securities with a fair value of $40 million at December 31, 2008.

A reconciliation of the changes in credit losses recognized in earnings for the three and six months ended September 30, 2009 (in millions):

Beginning balance of credit losses, April 1, 2009	$ 0
Additions for credit losses not previously recognized in earnings	2
Ending balance of credit losses, for the six months ended September 30, 2009	$ 2

Beginning balance of credit losses, July 1, 2009	$ 1
Additions for credit losses not previously recognized in earnings	1
Ending balance of credit losses, for the three months ended September 30, 2009	$ 2

The $2 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. These credit losses are limited to asset-backed securities in our investment portfolio.

8.	Inventories

Inventories comprise the following (in millions):

	September 30, 2009	December 31, 2008
Finished goods	$209	$293
Work in process	123	197
Raw materials and accessories	109	120
Supplies and packing materials	177	188
Total inventories	$618	$798

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	September 30, 2009	December 31, 2008
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$2,746	$1,965
Dow Corning Corporation	50%	846	866
All other	20%-50%	222	221
		3,814	3,052
Other investments		4	4
Total		$3,818	$3,056

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Related Party Transactions:
Corning sales to affiliates	$6	$9	$27	$32
Corning purchases from affiliates	$14	$16	$26	$38
Dividends received from affiliates	$20	$191	$439	$470
Royalty income from affiliates	$62	$54	$167	$148
Contractual services to affiliates	$14		$14
Corning transfers of assets, at cost, to affiliates	$12	$53	$54	$152

As of September 30, 2009, balances due to and due from affiliates were $3 million and $139 million, respectively. As of December 31, 2008, balances due to and due from affiliates were $2 million and $20 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing, financing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Statement of Operations:
Net sales	$1,164	$1,022	$2,989	$2,837
Gross profit	$854	$704	$2,145	$1,955
Net income	$632	$540	$1,592	$1,494
Corning’s equity in earnings of Samsung Corning Precision	$316	$268	$797	$737

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$8	$11	$12	$25
Corning sales to Samsung Corning Precision			$9	$7
Dividends received from Samsung Corning Precision		$126	$181	$277
Royalty income from Samsung Corning Precision	$62	$54	$165	$148
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$12	$53	$54	$152

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

Corning owns 50% of Samsung Corning Precision. Samsung Electronics Co., Ltd. owns 43% and three other shareholders own the remaining 7%.

As of September 30, 2009 and December 31, 2008, balances due from Samsung Corning Precision were $42 million and $17 million, respectively.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Samsung Corning Precision accounted for the transaction at fair value while Corning accounted for the transaction at historical cost.

Prior to their merger, Samsung Corning Precision and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling has been appealed and a ruling on the appeal is expected sometime in November of 2009. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request on March 30, 2009, for certain information from the Competition DG. Corning and Samsung Corning Precision have responded to those requests for information. On October 9, 2009, in connection with its investigation, the Competition DG made a further request for information from both Corning and Samsung Corning Precision to which each party is responding.

In September 2009, Corning and Samsung Corning Precision formed Corsam Technologies LLC (Corsam), a new equity affiliate established to provide glass technology research for future product applications. Samsung Corning Precision invested $124 million in cash and Corning contributed intellectual property with a corresponding value. Corning and Samsung Corning Precision each own 50% of the common stock of Corsam and Corning has agreed to provide research and development services at arms length to Corsam. Corning does not control Corsam because Samsung Corning Precision’s other investors maintain significant participating voting rights. In addition, Corsam has sufficient equity to finance its activities, the voting rights of investors in Corsam are considered substantive, and the risks and rewards of Corsam’s research are shared only by those investors noted. As a result, Corsam is accounted for under the equity method of accounting for investments.

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Statement of Operations:
Net sales	$1,409	$1,487	$3,625	$4,146
Gross profit	$529	$565	$1,187	$1,444
Net income	$184	$218	$309	$566
Corning’s equity in earnings of Dow Corning	$92	$109	$154	$283

Related Party Transactions:
Corning purchases from Dow Corning	$5	$4	$13	$12
Dividends received from Dow Corning		$52	$222	$155

Balances due to Dow Corning were $2 million and $1 million as of September 30, 2009 and December 31, 2008, respectively.

In response to recent economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009. Our share of these charges was $29 million.

At September 30, 2009, Dow Corning’s marketable securities included approximately $1.1 billion of auction rate securities, net of a temporary impairment of $50 million. As a result of the temporary impairment, unrealized losses of $39 million, net of $11 million for a minority interest’s share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $20 million and is included in Corning’s accumulated other comprehensive income.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of September 30, 2009, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $16 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of September 30, 2009, Dow Corning has estimated the liability to commercial creditors to be within the range of $82 million to $224 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $82 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Pittsburgh Corning Corporation (PCC)

Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation which is a component of the Company’s proposed settlement for asbestos litigation. At September 30, 2009 and December 31, 2008, the fair value of PCE significantly exceeded its carrying value of $122 million and $112 million, respectively. There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate. PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania on April 16, 2000. At that time, Corning determined that it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other-than-temporarily impaired. As a result, we reduced our investment in PCC to zero. Refer to Note 3 (Commitments and Contingencies) for additional information about PCC and PCE.

Variable Interest Entities

Corning leases certain transportation equipment from three Trusts that qualify as variable interest entities under ASC 810 Consolidation (ASC 810). The sole purpose of these entities is to lease transportation equipment to Corning.

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by ASC 810. Corning has performed the required ASC 810 assessments and has identified three entities as being variable interest entities. None of these entities are considered significant to Corning’s consolidated financial statements.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

10. Acquisition

On September 15, 2009, Corning acquired all of the shares of Axygen Bioscience, Inc. and its subsidiaries from American Capital Ltd. for $410 million, net of $7 million cash received. Axygen is a leading manufacturer and distributor of high-quality life sciences plastic consumable labware, liquid handling products, and bench-top laboratory equipment.

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired with the remainder recorded as goodwill on the basis of fair value. The following amounts represent preliminary estimates and are subject to revision when valuations are finalized (in millions):

Total current assets	$63
Other tangible assets	49
Other intangible assets	153
Current and non-current liabilities	(80)
Net tangible and intangible assets	$185
Purchase price, including cash received	417
Goodwill (1)	$232

(1)	None of the goodwill recognized is deductible for U.S. income tax purposes. The goodwill was allocated to the Life Sciences segment.

Goodwill is primarily related to the value of Axygen’s product portfolio and distribution network and its combination with Corning’s existing life science platform, as well as synergies and other intangibles that do not qualify for separate recognition. Acquisition-related costs of $4 million in the three months ended September 30, 2009 included costs for legal, accounting, valuation and other professional services and were included in selling, general and administrative expense in the Consolidated Statements of Income. Supplemental pro forma information was not provided because Axygen is not material to Corning’s consolidated financial statements.

11.	Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	September 30, 2009	December 31, 2008

Land	$101	$71
Buildings	3,442	2,906
Equipment	9,087	8,364
Construction in progress	1,148	1,928
	13,778	13,269
Accumulated depreciation	(5,598)	(5,070)
Total	$8,180	$8,199

In the three months ended September 30, 2009 and 2008, interest costs capitalized as part of property, net, were $6.3 million and $6.9 million, respectively. In the nine months ended September 30, 2009 and 2008, interest costs capitalized as part of property, net, were $24 million and $20 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. At September 30, 2009 and December 31, 2008, the recorded value of precious metals totaled $1.8 billion. Depletion expense for precious metals in the three months ended September 30, 2009 and 2008 totaled $4 million in both years. Depletion expense in the nine months ended September 30, 2009 and 2008 totaled $7 million and $10 million, respectively.

12.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (in millions):

	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2008	$ 118	$ 9	$ 150		$ 277
Acquired Goodwill (1)				$ 232	$ 232
Balance at September 30, 2009	$ 118	$ 9	$ 150	$ 232	$ 509

(1)	The Company recorded goodwill associated with the purchase of Axygen Bioscience, Inc. in the third quarter 2009. Refer to Note 10 (Acquisition) for additional information.

Other intangible assets follow (in millions):

	September 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names (1)	$206	$120	$86	$129	$112	$17
Non-competition agreements	99	93	6	98	90	8
Other (1)	80	1	79	5	2	3

Total	$385	$214	$171	$232	$204	$28

(1)	The Company recorded other identifiable intangible assets associated with the purchase of Axygen Bioscience, Inc. in the third quarter 2009. Refer to Note 10 (Acquisition) for additional information.

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.

Estimated amortization expense related to these intangible assets is $10 million for 2009 and $7 million thereafter.

13.	Customer Deposits

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

During the three and nine months ended September 30, 2009, we issued $42 million and $207 million, respectively, in credit memoranda. During the three and nine months ended September 30, 2008, we issued $64 million and $202 million, respectively, in credit memoranda.

Customer deposit liabilities were $152 million and $369 million at September 30, 2009 and December 31, 2008, respectively, of which $121 million and $320 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen–U.S. dollar exchange rate.

In the event customers do not purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

14.	Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$12	$12	$35	$39	$2	$3	$8	$9
Interest cost	39	37	117	112	13	12	38	36
Expected return on plan assets	(45)	(49)	(134)	(148)
Amortization of net loss	8	4	23	11	3	2	8	6
Amortization of prior service cost	2	2	6	7	(1)	(1)	(2)	(3)
Total pension and postretirement benefit expense	$16	$6	$47	$21	$17	$16	$52	$48

Curtailment charge			22				8
Total expense	$16	$6	$69	$21	$17	$16	$60	$48

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

Third Quarter

The impact of restructuring actions in the third quarter of 2009 was not significant to the Company’s pension and postretirement benefit plans.

First Quarter

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

15.	Hedging Activities

Effective January 1, 2009, Corning adopted ASC 810-10-65-1 “Transition Related to SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” which provides guidance for enhanced disclosures about derivatives. This pronouncement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The adoption of this standard did not have a material impact on the Company’s consolidated results of operation or financial condition.

Corning operates and conducts business in many foreign countries and as a result is exposed to movements in foreign currency exchange rates. The areas in which exchange rate fluctuations affect us include:

•	Financial instruments and transactions denominated in foreign currencies, which impact earnings; and
•	The translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar, which impact our net equity.

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar, and the Euro. We selectively enter into foreign exchange forward and option contracts with durations of generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

As of September 30, 2009		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments
Foreign exchange contracts	$155	Other current assets	$1	Other accrued liabilities	$(6)

Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,493	Other current assets	$15	Other accrued liabilities	$(42)

Total derivatives	$1,648		$16		$(48)

Corning uses derivative instruments (forwards and options) to limit exposures to fluctuations related to certain monetary assets, monetary liabilities, and net earnings in foreign currencies. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated derivatives. Changes in the fair value of undesignated derivatives are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities in the consolidated statement of operations. The notional amount of the undesignated derivatives at September 30, 2009 and December 31, 2008 was $1.5 billion.

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments, which mature at varying dates (in millions):

	Effect of derivative instruments on the consolidated financial statements
	For the three months ended September 30, 2009
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)	Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)	Location of gain/(loss) related to ineffectiveness & excluded from effectiveness testing	Gain/(loss) related to ineffectiveness & excluded from effectiveness testing

Cash flow hedges
Foreign exchange contracts	$(2)	Cost of sales	$1	Other income/ (expense)
Foreign exchange contracts		Royalties (1)	$(5)	Other income/ (expense)

Total cash flow hedges	$(2)		$(4)		$

Net investment hedges
Foreign denominated debt	$2

Total net investment hedges	$2

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income

Foreign exchange contracts	Other income/ (expense)	$(81)

Total undesignated		$(81)

(1)

Included in this amount is a loss of $8 million relating to derivatives that were de-designated by the company in the fourth quarter of 2008 for which the amounts recorded in accumulated OCI were determined to still be probable or reasonably possible of occurring as originally forecasted.

	Effect of derivative instruments on the consolidated financial statements
	For the nine months ended September 30, 2009
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)	Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)	Location of gain/(loss) related to ineffectiveness & excluded from effectiveness testing	Gain/(loss) related to ineffectiveness & excluded from effectiveness testing

Cash flow hedges
Foreign exchange contracts	$1	Cost of sales	$1	Other income/ (expense)
Foreign exchange contracts	$6	Royalties (1)	$(32)	Other income/ (expense)	$(1)

Total cash flow hedges	$7		$(31)		$(1)

Net investment hedges
Foreign denominated debt	2

Total net investment hedges	$2

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income

Foreign exchange contracts	Other income/ (expense)	$(34)

Total undesignated		$(34)

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

The amount of ineffectiveness, related to derivatives, at September 30, 2009 was insignificant. The amount of ineffectiveness at December 31, 2008 was a loss of $19 million.

Cash Flow Hedges

Corning typically has cash flow hedges that are comprised of foreign exchange forward and option contracts. Corning utilizes a regression analysis for the effectiveness analysis of its cash flow hedges, both prospectively and retrospectively.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statements of income where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At September 30, 2009, the amount of net losses expected to be reclassified into earnings within the next 12 months was $1 million.

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at September 30, 2009 and December 31, 2008, were $143 million, and $141 million, respectively.

16.	Fair Value Measurements

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

	September 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$968	$817	$151	(2)
Other assets	$41		$41
Derivatives (1)	$16		$16

Liabilities
Derivatives (1)	$48		$48

	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$943	$531	$412	(2)
Other assets	$40		$40
Derivatives (1)	$22		$22

Liabilities
Derivatives (1)	$81		$81

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

The FASB deferred implementation of ASC 820 “Fair Value Measurements and Disclosures” (ASC 820) for certain assets and liabilities that are measured at fair value on a non-recurring basis until 2009. Corning adopted ASC 820, effective January 1, 2009, as it relates to certain non-financial assets and liabilities. Corning’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, goodwill, asset retirement obligations, cost and equity investments. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the third quarter of 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis and no required additional disclosures resulting from adoption of this standard.

17.	Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the Worldwide Employee Share Purchase Plan (WESPP), based on estimated fair values.

Share-based compensation cost was approximately $97 million and $104 million for the nine months ended September 30, 2009 and 2008, respectively, and approximately $30 and $26 million for the three months ended September 30, 2009 and 2008, respectively, and included (1) employee stock options, (2) time-based restricted stock, (3) performance-based restricted stock and restricted stock units, and (4) WESPP shares.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the option plans for the nine months ended September 30, 2009:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2008	89,630	$26.92
Granted	9,550	$10.34
Exercised	(1,273)	$7.72
Forfeited and Expired	(1,394)	$16.96
Options Outstanding as of September 30, 2009	96,513	$25.68	4.61	$ 299,025
Options Exercisable as of September 30, 2009	76,226	$28.60	3.48	$ 222,741

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2009, there was approximately $47 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. Compensation cost related to stock options was approximately $50 million and $53 million for the nine months ended September 30, 2009 and 2008, respectively, and approximately $15 million and $14 million for the three months ended September 30, 2009 and 2008, respectively.

Proceeds received from the exercise of stock options were $8 million and $79 million for the nine months ended September 30, 2009 and 2008, respectively, and $4 million and $5 million for the three months ended September 30, 2009, and 2008, respectively. Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the nine months ended September 30, 2009 and 2008 was approximately $9 million and $124 million, respectively, and $4 million for the three months ended September 30, 2009 and 2008, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes) for additional information.

A lattice-based valuation model is used to estimate the fair values of option grants and incorporates the assumptions (including ranges of assumptions) noted in the table below. Expected volatility is based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), and the long-term historical volatility of Corning’s stock.

Corning also uses historical data to estimate future option exercise and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected time to exercise of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. The range given below results from certain groups of employees which exhibit different behavior. The risk-free rates used in the lattice model are derived from the U.S. Treasury yield curve in effect from the grant date to the option’s expiration date. Since period-by-period calculations are employed in the lattice model, Corning uses risk-free rates that apply from one period to the next, generally quarter to quarter. Such rates are typically referred to as “forward” rates. Being essentially marginal rates, forward rates both vary during the contractual term of the option and exhibit greater variation than the yield curve from which they are derived.

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans:

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Expected volatility	40-58%	31-54%	40-60%	31-54%
Weighted-average volatility	55%	49%	55%	49-51%
Expected dividends	1.56%	0.82%	1.40-1.56%	0.82-0.85%
Risk-free rate	0.2-5.6%	1.7-5.5%	0.1-5.6%	1.7-6.0%
Average risk-free rate	3.8%	4.1%	2.7-3.8%	3.9-4.1%
Expected time to exercise (in years)	1.6-4.6	1.9-3.8	1.6-5.4	1.9-5.6
Pre-vesting departure rate	1.4-2.7%	1.5-2.2%	1.4-2.7%	1.5-2.7%
Post vesting departure rate	1.9-3.8%	3.5-6.3%	1.9-3.8%	3.5-6.3%

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2008, and changes during the nine months ended September 30, 2009:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2008	2,065	$ 21.01
Granted	537	15.02
Vested	(198)	23.67
Forfeited	(5)	48.08
Nonvested shares at September 30, 2009	2,399	$ 19.45

As of September 30, 2009, there was approximately $24 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.2 years. Compensation cost related to time-based restricted stock was approximately $10 million and $8 million for the nine months ended September 30, 2009 and 2008, respectively, and $2 million and $3 million for the three months ended September 30, 2009 and 2008, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2008, and changes during the nine months ended September 30, 2009:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock and restricted stock units at December 31, 2008	8,942	$ 15.51
Granted
Vested	(2,381)	20.98
Forfeited	(157)	14.30
Nonvested restricted stock and restricted stock units at September 30, 2009	6,404	$ 13.50

As of September 30, 2009, there was approximately $34 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $34 million and $40 million for the nine months ended September 30, 2009 and 2008, respectively, and $12 million and $8 million for the three months ended September 30, 2009 and 2008, respectively.

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

18.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, follow (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2009 (1)	2008 (1)	2009 (1)	2008 (1)

Net income	$648	$768	$1,274	$5,007
Other comprehensive income:
Change in unrealized loss on investments without credit loss, net	6	(9)	11	(31)
Change in unrealized loss on investments with credit loss, net			3
Change in unrealized gain on derivative hedging instruments, net	(29)	(6)	25	(10)
Reclassification adjustment relating to derivatives, net	33	16	1	22
Foreign currency translation adjustment, net	530	(491)	313	(369)
Amortization of postretirement benefit plan losses, net	9	35	(1)	48
Other, net (2)	14	(23)	25	(39)
Comprehensive income	$1,211	$290	$1,651	$4,628
Comprehensive income attributable to noncontrolling interests	(5)		(6)	1
Comprehensive income attributable to Corning	$1,206	$290	$1,645	$4,629

(1)

Other comprehensive income items for the three and nine months ended September 30, 2009 include net tax effects of $(12) million and $(16) million, respectively, and $(4) million for the three and nine months ended September, 2008. Refer to Note 5 (Income Taxes) for an explanation of Corning’s tax paying position.

(2)

Other, net includes unrealized gain of $14 million and $25 million for the three and nine months, respectively, ended September 30, 2009 and unrealized losses of $23 million and $39 million for the three and nine months ended September 30, 2008, respectively, related to the temporary impairment of auction rate securities held by Dow Corning Corporation. Refer to Note 9 (Investments) for additional information.

19.	Significant Customers

For the three months ended September 30, 2009, Corning’s sales to AU Optronics Corporation (AUO), a customer of our Display Technologies segment, represented 14% of the Company’s consolidated net sales. For the three months ended September 30, 2008, Corning’s sales to AU Optronics Corporation (AUO) and Chi Mei Optoelectronics Corporation (Chi Mei), two customers of our Display Technologies segment, represented 11% and 10%, respectively, of the Company’s consolidated net sales.

For the nine months ended September 30, 2009, Corning’s sales to AUO represented 14% of the Company’s consolidated net sales. For the nine months ended September 30, 2008, Corning’s sales to AUO and Chi Mei, represented 12% and 11%, respectively, of the Company’s consolidated net sales.

20.	Operating Segments

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display (LCD) glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2009
Net sales	$679	$450	$167	$90	$92	$1	$1,479
Depreciation (1)	$146	$35	$25	$13	$5	$3	$227
Amortization of purchased intangibles		$3					$3
Research, development and engineering expenses (2)	$19	$21	$30	$17	$3	$20	$110
Restructuring, impairment and other (credits) charges	$(5)		$3	$(1)	$1		$(2)
Equity in earnings of affiliated companies	$317		$2			$3	$322
Income tax (provision) benefit	$(83)	$(11)	$3	$6	$(6)	$7	$(84)
Net income (loss) (3)	$600	$21	$(4)	$(11)	$12	$(17)	$601

Three months ended September 30, 2008
Net sales	$696	$496	$177	$101	$83	$2	$1,555
Depreciation (1)	$95	$30	$24	$9	$3	$3	$164
Amortization of purchased intangibles		$2					$2
Research, development and engineering expenses (2)	$30	$24	$29	$13	$2	$43	$141
Restructuring, impairment and other credits		$(2)					$(2)
Equity in earnings of affiliated companies	$264		$1			$13	$278
Income tax provision	$(46)	$(9)	$(5)		$(4)		$(64)
Net income (loss) (3)	$635	$25	$15	$(1)	$11	$(54)	$631

Nine months ended September 30, 2009
Net sales	$1,709	$1,272	$409	$221	$249	$3	$3,863
Depreciation (1)	$359	$99	$74	$35	$13	$9	$589
Amortization of purchased intangibles		$8					$8
Research, development and engineering expenses (2)	$60	$68	$87	$40	$8	$90	$353
Restructuring, impairment and other charges	$29	$15	$22	$17	$8	$4	$95
Equity in earnings (loss) of affiliated companies	$781	$(4)	$6			$31	$814
Income tax (provision) benefit	$(184)	$(24)	$31	$25	$(14)	$32	$(134)
Net income (loss) (3)	$1,373	$38	$(57)	$(48)	$29	$(51)	$1,284

Nine months ended September 30, 2008
Net sales	$2,334	$1,394	$583	$288	$251	$14	$4,864
Depreciation (1)	$277	$88	$72	$24	$11	$9	$481
Amortization of purchased intangibles		$7					$7
Research, development and engineering expenses (2)	$83	$73	$94	$33	$6	$121	$410
Restructuring, impairment and other credits		$(3)					$(3)
Equity in earnings of affiliated companies	$718		$3			$54	$775
Income tax provision	$(171)	$(16)	$(12)		$(10)	$(3)	$(212)
Net income (loss) (3)	$1,999	$59	$56	$(1)	$37	$(118)	$2,032

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending which is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales. In the nine months ended September 30, 2008, net income of the Display Technologies segment included a $12 million litigation settlement charge. In the three and nine months ended September 30, 2008, net loss of the All Other segment included a $14 million loss on the sale of Corning’s Steuben glass business.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Net income of reportable segments	$618	$685	$1,335	$2,150
Non-reportable segments	(17)	(54)	(51)	(118)
Unallocated amounts:
Net financing costs (1)	(35)	4	(86)	17
Stock-based compensation expense	(30)	(26)	(97)	(104)
Exploratory research	(15)	(17)	(46)	(52)
Corporate contributions	(8)	(8)	(23)	(26)
Equity in earnings of affiliated companies, net of impairments (2)	96	112	160	294
Asbestos settlement (3)	(6)	(6)	(15)	312
Other corporate items (4)	40	78	91	2,535
Net income	$643	$768	$1,268	$5,008

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)

Represents the equity earnings of Dow Corning Corporation. In the nine months ended September 30, 2009, equity earnings of affiliated companies, net of impairments includes a charge of $29 million representing restructuring charges at Dow Corning Corporation. In the three and nine months ended September 30, 2008, equity earnings of affiliated companies, net of impairments includes a charge of $18 million representing an other-than-temporary impairment of auction rate securities at Dow Corning.

(3)

In the three and nine months ended September 30, 2009, Corning recorded charges of $6 million and $15 million, respectively, to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims. In the three and nine months ended September 30, 2008, Corning recorded a charge of $6 million and $15 million, respectively, to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims. In the first quarter of 2008, Corning reduced its liability for asbestos litigation by $327 million as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003.

(4)

In the three and nine months ended September 30, 2009, other corporate items included $12 million ($8 million after-tax) and $80 million ($52 million after-tax) of restructuring charges, respectively. In the three months ended September 30, 2008, Corning released an additional $70 million of valuation allowance on our U.S. deferred tax assets as a result of a change in our estimate regarding 2008 U.S. taxable income. Also, in the three months ended September 30, 2008, Corning recorded a $43 million gain related to a favorable tax settlement with the Canadian Revenue Agency. In the three and nine months ended September 30, 2008, Corning recorded net losses of $39 million on short-term investments. In the nine months ended September 30, 2008, Corning recorded a $2.4 billion tax benefit from the release of a valuation allowance on U.S. tax benefits due to sustained profitability and positive future earnings projections for U.S. entities.

In the Display Technologies operating segment, assets increased from $7.9 billion at December 31, 2008 to $8.9 billion at September 30, 2009. The increase is due primarily to an increase in investments due to earnings from Samsung Corning Precision of approximately $800 million and an increase of $70 million related to translation adjustment for the nine months ended September 30, 2009.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the third quarter of 2009, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 60% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 11% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 88% of total segment sales.
•	In the Specialty Materials segment, there were no customers that accounted for 10% or more of total segment sales.
•	In the Life Sciences segment, one customer accounted for 35% of total segment sales.

For the nine months ended September 30, 2009, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 65% of total segment sales.
•	In the Telecommunications segment, two customers accounted for 22% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, there were no customers that accounted for 10% or more of total segment sales.
•	In the Life Sciences segment, one customer accounted for 39% of total segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Taiwan, Japan, and Korea. It is possible that the Company’s facilities located in these countries could be disrupted. Due to the scale and specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, disruption at these facilities would produce a near-term severe impact to our Display Technologies segment and the Company as a whole. In the third quarter of 2009, an earthquake halted production at one of the Company’s liquid crystal display glass manufacturing facilities in Japan. Production capacity in Taiwan and our ability to quickly resume some manufacturing in Japan helped to ease the impact of the disruption.

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

OVERVIEW

Corning’s results for the third quarter of 2009 reflected the continued effects of the global economic recession and the impact of a disruption at one of our manufacturing facilities offset by the positive impact of movements in foreign exchange rates. Although results for most of our operating segments were down when compared to last year, the rate of decline has slowed. In August, an earthquake halted production at one of the Company’s liquid crystal display (LCD) glass manufacturing facilities in Japan. Production capacity in Taiwan and our ability to quickly resume some manufacturing in Japan helped to ease the impact of the disruption.

In comparison to the second quarter of 2009, results improved in a number of segments. Continued strength in demand for the Company’s LCD glass products contributed to the performance of the Display Technologies segment and government incentives drove improvements in the Environmental Technologies segment. Results in the Telecommunications segment continued to reflect the strength in demand for optical fiber and cable products in China. We also saw an increase in demand at Dow Corning Corporation, our equity affiliate which manufactures silicone products worldwide when compared to the previous quarter.

In the third quarter of 2009, Corning acquired Axygen BioScience, Inc. (Axygen) for $410 million, net of $7 million cash received. The acquisition of Axygen, which will be integrated into the Life Sciences operating segment, supports the Company’s strategy to expand Corning’s portfolio of life sciences products and enhance global customer access in this business.

The Company’s year-to-date results included restructuring charges of $175 million primarily for costs associated with workforce reductions in the first quarter of 2009 in all of our operating segments as we scaled back manufacturing operations, curbed the rate of growth in research, development, and engineering expenses, reduced capital spending, and reduced operating costs. We also recorded $29 million for our share of restructuring charges at Dow Corning in the first quarter of 2009.

Our key priorities for 2009 remain similar to those from the previous four years: protect our financial health and invest in the future. During the third quarter of 2009, we made the following progress toward our priorities:

Protecting Financial Health

Our balance sheet remains strong, and we generated positive cash flow from operating activities.

•

Our debt to capital ratio of 12% at September 30, 2009 remains low. The increase from 11% at December 31, 2008 primarily reflected the impact of $350 million of senior unsecured notes that were issued in the second quarter of 2009 for general corporate purposes.

•	Operating cash flow in the nine months ended September 30, 2009 was $1.2 billion.
•	We ended the third quarter of 2009 with $2.9 billion of cash, cash equivalents and short-term investments, well above our debt balance of $2.0 billion.

For the three months ended September 30, 2009, we generated net income of $643 million or $0.41 per share compared to net income of $768 million or $0.49 per share for the same period in 2008. When compared to the same period last year, the decrease in net income was due largely to the following items:

•	Lower net income in the Display Technologies segment driven by lower prices and approximately $20 million of costs associated with the earthquake in Japan.
•	The absence of a $70 million valuation allowance release on deferred tax assets last year resulting from a change in estimate of full-year income.
•	The absence of a $43 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.

The decrease in net income for the three months ended September 30, 2009, was offset somewhat by $102 million from the positive impact of movements in foreign exchange rates when compared to the same period last year.

For the nine months ended September 30, 2009, we reported net income of $1.3 billion or $0.81 per share compared with $5.0 billion or $3.15 per share for the same period in 2008. When compared to the same period last year, the decrease in net income was due largely to the following items:

•	The absence of a $2.4 billion valuation allowance release on our deferred tax assets resulting from a change in judgment about the realizability of deferred tax assets in future years.
•

The absence of a credit to asbestos litigation expense of $312 million reflecting a change in the estimate of our asbestos settlement liability compared to expense of $15 million reported in the current year.

•	Lower net income in the Display Technologies segment due to lower volume and lower prices.

The decrease in net income for the nine months ended September 30, 2009, was offset somewhat by $256 million from the positive impact of movements in foreign exchange rates and lower operating expenses resulting from the Company’s restructuring activities in the first quarter of 2009 when compared to the same periods last year. For additional information on the release of valuation allowances in 2008, refer to Note 5 (Income Taxes) to the consolidated financial statements. For additional information on asbestos litigation, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

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

Our research, development and engineering expenses for the three and nine months ended September 30, 2009, were lower when compared to the same periods last year. Reduced spending in both periods presented was driven primarily by the impact of restructuring actions taken in the first quarter of 2009 and cost reduction efforts. Expenses in the third quarter were also favorably impacted by research and development services provided to Corsam Technologies LLC (Corsam) in 2009 when compared to the same periods last year. Refer to Note 9 (Investments) to the consolidated financial statements for additional information about Corsam and related party transactions.

Capital spending totaled $727 million and $1.2 billion for the nine months ended September 30, 2009 and 2008, respectively. Spending in the third quarter of 2009 was driven primarily by projects in our Display Technologies segment. We expect our 2009 capital spending to be about $1.0 billion. Approximately $600 million will be directed toward our Display Technologies segment, of which about $525 million relates to construction completed in 2008.

Corporate Outlook

Although our outlook is favorable, we believe our sales and profitability will continue to be negatively impacted by global economic conditions for the remainder of the year. In mid-October, production at the Company’s LCD glass manufacturing facility in Taichung was impacted by a power disruption. Prior to the impact of the power disruption, we anticipated volume at our wholly-owned business in our Display Technologies segment in the fourth quarter to be up 5% when compared to the third quarter. We now expect this volume to be flat to down slightly. We continue to assess the levels of recovery in certain of our businesses and we may incur further charges to reduce our workforce and consolidate capacity where necessary. We will continue to focus on preserving cash, controlling our costs, and accelerating new products while maintaining our emphasis on research and development investments for longer term growth. We may take advantage of acquisition opportunities that support the long-term strategies of our businesses, such as our recent purchase of Axygen. We remain confident that our strategy to grow through global innovation while preserving our financial stability will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$1,479	$1,555	(5)%	$3,863	$4,864	(21)%

Gross margin	$599	$735	(19)%	$1,444	$2,431	(41)%
(gross margin %)	41%	47%		37%	50%

Selling, general and administrative expenses	$219	$220		$637	$722	(12)%
(as a % of net sales)	15%	14%		16%	15%

Research, development and engineering expenses	$131	$160	(18)%	$418	$474	(12)%
(as a % of net sales)	9%	10%		11%	10%

Restructuring, impairment and other charges (credits)	$10	$(2)	*	$175	$(3)	*
(as a % of net sales)	1%			5%

Asbestos litigation charge (credit)	$6	$6		$15	$(312)	(105)%
(as a % of net sales)					(6)%

Equity in earnings of affiliated companies	$418	$391	7%	$974	$1,070	(9)%
(as a % of net sales)	28%	25%		25%	22%

Income before income taxes	$675	$717	(6)%	$1,230	$2,650	(54)%
(as a % of net sales)	46%	46%		32%	54%

(Provision) benefit for income taxes	$(32)	$51	(163)%	$38	$2,358	(98)%
(as a % of net sales)	(2)%	3%		1%	48%

Net income attributable to Corning Incorporated	$643	$768	(16)%	$1,268	$5,008	(75)%
(as a % of net sales)	43%	49%		33%	103%

* The percentage change calculation is not meaningful.

Net Sales

For the three months ended September 30, 2009, net sales decreased in the majority of our segments when compared to the same period in 2008. In the third quarter of 2009, the net sales decrease was largely due to the impact of lower volumes in the Telecommunications, Environmental Technologies and Specialty Materials segments and price declines in the Display Technologies segment when compared to the same period last year.

For the nine months ended September 30, 2009, net sales reflected decreases in all of our segments when compared to the same period last year and was primarily driven by volume and price declines in the Display Technologies segment. The largest portion of this decline occurred in the first quarter of 2009 as LCD glass demand fell rapidly in response to worsening economic conditions. Lower volume in the Environmental Technologies and Telecommunications segments also impacted the decline in sales.

For the three and nine months ended September 30, 2009, net sales were positively impacted by $82 million and $122 million, respectively, due to movements in foreign exchange rates when compared to the prior year.

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

Gross Margin

As a percentage of net sales, gross margin for the third quarter of 2009 declined when compared to the same period last year due primarily to the impact of price declines in the Display Technologies segment and the impact of costs associated with the earthquake in Japan. As a percentage of net sales, gross margin for the nine months ended September 30, 2009, declined when compared to the same period last year, due primarily to reduced volume in the Display and Environmental Technologies segments and price declines in the Display Technologies segment. When compared to the second quarter of 2009, gross margin for the third quarter of 2009 as a percentage of net sales was relatively even, and largely reflected improved volume in the Environmental Technologies segment offset by the impact of costs associated with the earthquake in Japan.

Selling, General and Administrative Expenses

For the three and nine months ended September 30, 2009, selling, general, and administrative expenses decreased by $1 million and $85 million, respectively, due primarily to lower compensation-related costs and the favorable impact of restructuring actions in the first quarter of 2009, when compared to the same periods last year. As a percentage of net sales, these expenses for the three and nine months ended September 30, 2009 were up slightly when compared to the same periods last year due to the decline in net sales offset by the favorable impact of restructuring actions in 2009.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three and nine months ended September 30, 2009, research, development and engineering expenses decreased by $29 million and $56 million, respectively, when compared to the same periods last year. Lower expenses reflected the impact of restructuring actions in the first quarter of 2009 and cost reduction efforts. Expenses in the third quarter were also favorably impacted by research and development services provided to Corsam in 2009. Refer to Note 9 (Investments) to the consolidated financial statements for additional information about Corsam and related party transactions.

Corning’s research, development and engineering expenses are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments. Excluding these segments, the largest driver of spending continues to be for development projects such as Gorilla™ glass, green lasers, silicon-on-glass and baseline research for new business development. Gorilla™ glass is an optical quality protective cover glass that is optimized for high-end consumer electronic devices. When compared to the same periods last year, as a percentage of net sales, these expenses were relatively even in the third quarter of 2009.

Restructuring, Impairment and Other Charges (Credits)

In response to anticipated lower sales in 2009, we recorded charges of $175 million in the nine months ended September 30, 2009 primarily for a corporate-wide restructuring plan to reduce our global workforce. The charges included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits in the first quarter of 2009. Total cash expenditures associated with these actions are expected to be approximately $110 million with the majority of spending completed by early 2010. We estimate annualized savings from these actions will be about $200 million and will be reflected largely in cost of sales and selling, general, and administrative expenses. In the fourth quarter of 2009, we expect to see about $35 million in savings from these actions.

Asbestos Litigation

In the three months ended September 30, 2009 and 2008, we recorded an increase to our asbestos litigation liability of $6 million in both periods. In the nine months ended September 30, 2009 we recorded an increase of $15 million to the asbestos settlement liability compared to a net decrease of $312 million in the same period last year. The net decrease in the first nine months of 2008 was due to a $327 million reduction to our estimated liability for asbestos litigation that was recorded in the first quarter of 2008, as a result of the increase in the likelihood of a settlement under more recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms that had been established in 2003. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Samsung Corning Precision	$316	$268	$797	$737
Dow Corning Corporation	92	109	154	283
All other	10	14	23	50
Total equity earnings	$418	$391	$974	$1,070

Equity earnings for the three months ended September 30, 2009 reflected increased volume, manufacturing efficiency gains and the positive impact of $48 million from movements in foreign exchange rates offset somewhat by lower pricing at Samsung Corning Precision offset by lower sales at Dow Corning when compared to the same period last year. Equity earnings for the nine months ended September 30, 2009, decreased when compared to the same period in 2008 due primarily to a decline in sales at Dow Corning and $29 million for our share of restructuring charges at Dow Corning, offset somewhat by the positive impact of $151 million from movements in foreign exchange rates at Samsung Corning Precision.

Equity earnings for Samsung Corning Precision are explained more fully in the discussion of the performance of our Display Technologies segment.

The decrease in equity earnings from Dow Corning in the third quarter of 2009 reflected volume declines in Dow Corning’s traditional silicone businesses offset somewhat by an increase in volume at Hemlock Semiconductor Corporation when compared to the same period last year. Hemlock Semiconductor Corporation is Dow Corning’s consolidated subsidiary that makes high purity polycrystalline for the semiconductor and solar energy industries. When compared to the same period last year, the decrease in equity earnings for the nine months ended September 30, 2009 reflected volume declines in Dow Corning’s traditional silicone businesses and the impact of restructuring charges offset somewhat by an increase in volume at Hemlock Semiconductor Corporation, and the positive impact from a change in the useful lives of certain fixed assets. In response to economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009. Our share of these charges was $29 million. In the fourth quarter of 2009, we expect equity earnings at Dow Corning to be up 10% to 15% when compared to the third quarter of 2009.

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Royalty income from Samsung Corning Precision	$62	$54	$165	$148
Foreign currency exchange and hedge (losses)/gains, net	(12)	(19)	(47)	(53)
Net realized losses on available-for-sale securities		(39)		(41)
Loss on sale of Steuben glass business		(14)		(14)
Net income attributable to noncontrolling interests	(5)		(6)	1
Other, net	3	(12)	(3)	(30)
Total	$48	$(30)	$109	$11

Income Before Income Taxes

Income before income taxes for the three and nine months ended September 30, 2009, was positively impacted by $107 million and $265 million, respectively, due to movements in foreign exchange rates when compared to the same periods last year.

(Provision) Benefit for Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

(Provision) benefit for income taxes	$(32)	$51	$38	$2,358
Effective (tax) benefit rate	(4.7)%	7.1%	3.1%	89.0%

For the three months ended September 30, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/ (losses) of consolidated foreign companies.
•	The impact of equity in earnings of affiliated companies.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.
•

The impact of discrete items, including a restructuring charge of $10 million. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about Corning’s restructuring charge. Discrete items decreased our effective tax rate by 2.5 percentage points.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2009, reflected the impact of discrete items, including a restructuring charge of $165 million. Discrete items decreased our effective rate by 7.4 percentage points.

For the three months ended September 30, 2008, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $70 million of valuation allowances resulting from a change in estimate regarding 2008 U.S. taxable income.
•	A $43 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.
•	The impact of not recording net tax expense on income generated in the U.S.
•	The benefit of tax holidays and investment credits in foreign jurisdictions.
•

The impact of discrete items for which no tax benefit was recorded, including $39 million of net realized losses on short-term investments and a $14 million loss on the sale of our Steuben glass business. Discrete items and the valuation allowance release decreased our effective tax rate by 15.1 percentage points. Refer to Note 7 (Available-for-Sale Investments) for additional information about net realized losses.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2008 reflected the impact of the release of $2.4 billion of valuation allowances attributable to a change in judgment about the realizability of certain deferred tax assets and other discrete items for which no tax expense was recorded including an asbestos settlement credit of $312 million and litigation-related items totaling $12 million. For the nine months ended September 30, 2008, discrete items and valuation allowance releases decreased our effective tax rate by 97.7 percentage points. Refer to Note 3 (Commitments and Contingencies) for additional information about asbestos settlement litigation.

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

For the three and nine months ended September 30, 2008, we recorded tax expense on income generated in the U.S. of $16 million and $239 million, respectively, which was fully offset by releases of valuation allowance. These amounts include the impact of discrete items described above.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated

As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to Corning Incorporated	$643	$768	$1,268	$5,008
Basic earnings per common share	$0.41	$0.49	$0.82	$3.20
Diluted earnings per common share	$0.41	$0.49	$0.81	$3.15
Shares used in computing per share amounts
Basic earnings per common share	1,550	1,558	1,549	1,564
Diluted earnings per common share	1,569	1,578	1,565	1,592

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$679	$696	(2)%	$1,709	$2,334	(27)%
Equity earnings of affiliated companies	$317	$264	20%	$781	$718	9%
Net income	$600	$635	(6)%	$1,373	$1,999	(31)%

The decrease in net sales for the third quarter of 2009 compared to the same period last year reflected price declines of 18% offset somewhat by a 3% increase in volume and the positive impact of $89 million from movements in foreign exchange rates. When compared to the same period last year, pricing in the third quarter of 2009 reflected downward pressure caused by the global economic recession and the corresponding supply chain contraction that occurred in the latter part of 2008 and early 2009. Price declines appear to have moderated recently. When compared to the second quarter of 2009, prices in the third quarter of 2009 were comparable.

The decrease in net sales for the nine months ended September 30, 2009, reflected price declines of 18% and a decline in volume of 20% offset somewhat by the positive impact of $171 million from movements in foreign exchange rates. When compared to last year, the volume decline in the nine months ended September 30, 2009 occurred largely in the first quarter of 2009 and reflected a number of industry dynamics. Because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry is a key factor in Corning’s volume. During 2008, the LCD market experienced a supply chain contraction in the second half of the year that worsened as global economic conditions deteriorated and demand rapidly declined. We believe the industry supply chain contraction ended in the first quarter of 2009 followed by replenishment in the second quarter. With increased demand levels in the second quarter of 2009, we strategically restarted some capacity in the second quarter of 2009 that had been idled towards the end of last year.

In early August of 2009, an earthquake in Shizuoka, Japan halted production at the Company’s LCD glass manufacturing facility located there. Production capacity in Taiwan and the ability to resume some manufacturing capacity in Japan in September helped to ease the impact of the disruption and support LCD glass shipments, which have remained healthy when compared to the second quarter of 2009. In the third quarter of 2009, the Company incurred approximately $20 million of costs associated with the earthquake, primarily for accelerated depreciation charges.

When compared to same period last year, equity earnings in the third quarter of 2009 from Samsung Corning Precision, our equity affiliate in Korea, reflected volume increases of 29%, the positive impact of $48 million from movements in foreign exchange rates, and manufacturing efficiency gains offset somewhat by price declines of 19%. In the nine months ended September 30, 2009, equity earnings of Samsung Corning Precision reflected the positive impact of $151 million from movements in foreign exchange rates and an increase in volume of 23% offset somewhat by price declines of 21% when compared to the same period last year. The economic recession has had a greater impact on our wholly-owned business in Taiwan than on Samsung Corning Precision. This is due in part because Taiwanese panel makers do not have strong brand recognition, so they are the first to experience supply chain corrections and slower to benefit from improvements in demand.

When compared to the third quarter of last year, the decline in net income in the third quarter of 2009 primarily reflects the impact of volume and price declines as described above and costs associated with the earthquake in Japan, partially offset by $93 million from the positive impact of movements in foreign exchange rates and manufacturing efficiency improvements. When compared to the nine months ended September 30, 2008, the decline in net income for the nine months ended September 30, 2009, was primarily due to the impact of volume and price declines, costs associated with the earthquake in Japan, and restructuring charges in the first quarter of 2009. These items were offset somewhat by $242 million from the positive impact of movements in foreign exchange rates. Net income of this segment in the first nine months of 2009 included $29 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Net income also includes royalty income from Samsung Corning Precision which was higher in both the three and nine months ended September 30, 2009 when compared to the same periods last year reflecting the improvements in sales volume at Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the three and nine months ended September 30, 2009, each of AUO, Chi Mei, and Sharp Corporation individually accounted for more than 10% of segment net sales and, collectively, accounted for approximately 60% and 65%, respectively, of total segment sales. Our customers face the same global economic dynamics as we do in this market. We believe panel makers in Taiwan have been more significantly impacted by the current economic downturn given their relative size, when compared to Korean panel makers who have a stronger presence in the end market for LCD products. While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers. For the three months ended September 30, 2009, sales to two LCD panel makers located in Korea, Samsung Electronics Co., Ltd. and LG Phillips LCD Co., Ltd., accounted for 93% of Samsung Corning Precision sales. For the nine months ended September 30, 2009, sales to these same two LCD panel makers accounted for 84% of Samsung Corning Precision’s sales.

Outlook:

In mid-October, production at the Company’s LCD glass manufacturing facility in Taichung was impacted by a power disruption. Prior to the impact of the power disruption, we anticipated volume at our wholly-owned business in the fourth quarter to be up 5% when compared to the third quarter. We now expect volume at our wholly owned business to be flat to down slightly sequentially. We expect volume at Samsung Corning Precision to be even in comparison to the third quarter of 2009. We anticipate glass pricing to be consistent in both our wholly owned business and Samsung Corning Precision.

We expect the overall LCD glass market in 2009 will be up at least 15% when compared with 2008, resulting from an increase in demand for LCD televisions offset slightly by falling demand for LCD monitors. In addition, we expect regional mix shifts as described above may continue to benefit volume at Samsung Corning Precision more than Corning’s wholly owned business. Although the LCD supply chain has been impacted by the current global recession, we believe that the long-term drivers of this market, specifically increased penetration of LCD into the total television market, increased screen size and increased televisions per household, remain intact.

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

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales:
Optical fiber and cable	$251	$258	(3)%	$678	$720	(6)%
Hardware and equipment	199	238	(16)%	594	674	(12)%
Total net sales	$450	$496	(9)%	$1,272	$1,394	(9)%

Net income	$21	$25	(16)%	$38	$59	(36)%

In the three months ended September 30, 2009, net sales of the Telecommunications segment decreased in both optical fiber and cable and hardware and equipment businesses when compared to the same period last year due to lower sales volumes of private network, fiber-to-the-premises, and certain public network products. Movements in foreign exchange rates did not have a significant impact on the comparability of net sales for the third quarter of 2009 when compared to the third quarter of 2008. In the nine months ended September 30, 2009, net sales of this segment decreased when compared to the same period last year due to lower sales volumes of private network and certain public network products and the negative impact of $25 million from movements in foreign exchange rates. Lower volumes in both periods presented were offset somewhat by higher net sales for optical fiber and cable in China, as the country continues to expand its telecommunications infrastructure when compared to the same periods last year.

For the three and nine months ended September 30, 2009, the decline in net income reflected the volume impacts as described above offset by lower operating expenses when compared to the same periods last year. The nine months ended September 30, 2009 also included the impact of $15 million of restructuring charges in the first quarter of 2009 associated with the Company’s corporate-wide restructuring plan. Restructuring actions in this segment included workforce reductions and the consolidation of manufacturing operations that will result in the closure of two plants by the end of the year. Movements in foreign exchange rates did not have a significant impact on the comparability of net income for the periods presented.

The Telecommunications segment has a concentrated customer base. For the three months ended September 30, 2009, one customer of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented approximately 11% of total segment sales. For the nine months ended September 30, 2009, two customers of the Telecommunications segment, which individually accounted for more than 10% of segment sales, represented approximately 22% of total segment sales.

Outlook:

For the fourth quarter of 2009, we expect sales to be down 15% when compared to the third quarter of 2009 primarily due to seasonally lower demand in North America. We may incur further charges in this segment to reduce our workforce and consolidate capacity.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales:
Automotive	$103	$112	(8)%	$252	$381	(34)%
Diesel	64	65	(2)%	157	202	(22)%
Total net sales	$167	$177	(6)%	$409	$583	(30)%

Net (loss) income	$(4)	$15	(127)%	$(57)	$56	(202)%

When compared to the previous year, the decline in sales of this segment for the three months ended September 30, 2009 resulted primarily from lower sales volumes for automotive products. When compared to the second quarter of 2009, however, automotive products sales in the third quarter of 2009 were up 21% and reflected the impact of government incentives in China, Germany and the U.S. Diesel product sales in the third quarter of 2009 were relatively level with the same period last year and included the impact of activity in anticipation of stricter heavy duty diesel emission standards which are scheduled to become effective early next year. When compared to the same period last year, net sales for the nine months ended September 30, 2009 were negatively impacted by lower automotive production caused by inventory reductions at automotive manufacturers and dealers. Although worldwide automotive production continues to remain depressed, the rate of the year-over-year decline in net sales was slower in the third quarter of 2009 than in the first half of the year due to government incentives as described above. In the nine months ended September 30, 2009, diesel product sales reflected the impact of the weak freight industry in the U.S. offset somewhat by recent activity in advance of next year’s stricter heavy duty diesel emission standards. Net sales in the three and nine months ended September 30, 2009 was negatively impacted by $3 million and $15 million, respectively, due to movements in foreign exchange rates when compared to the same periods last year.

Net loss in the three and nine months ended September 30, 2009 reflected lower sales and manufacturing volume of both automotive and diesel products offset somewhat by lower operating expenses, when compared to net income from the same periods last year. In addition, net loss of this segment in the three and nine months ended September 30, 2009 included the impact of restructuring charges. In the first quarter of 2009, restructuring charges for this segment totaled $19 million for the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. In the third quarter of 2009, net loss of this segment included $3 million of restructuring charges to further align this business with recent market dynamics. Movements in foreign exchange rates did not significantly impact the results of this operating segment.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. Our customers and their customers are experiencing the negative impact of the automotive and freight industry downturns. For the three and nine months ended September 30, 2009, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 88% and 87%, respectively, of total segment sales. While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:

We expect ongoing weakness in the worldwide automotive and U.S. freight industries to continue to impact our results in the fourth quarter. We expect sales to be down 10% to 15% reflecting normal seasonal declines, the absence of U.S. and European incentive programs, and from lower heavy duty diesel activity when compared to the third quarter of 2009. We may incur further charges in this segment to reduce our workforce and consolidate capacity.

Specialty Materials

The following table provides net sales and net (loss) income for the Specialty Materials segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$90	$101	(11)%	$221	$288	(23)%
Net loss	$(11)	$(1)	*	$(48)	$(1)	*

*	The percentage change calculation is not meaningful.

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

Net sales decreased for the three and nine months ended September 30, 2009 due primarily to lower sales of semiconductor optics and components as a result of the significant market downturn. This decrease was offset somewhat by an increase in sales of Gorilla™ glass, an optical quality protective cover glass that is optimized for high-end portable consumer electronic devices. Sales of Gorilla™ glass have continued to increase as the Company moves to capitalize on market opportunities for this product. The net loss for the three and nine months ended September 30, 2009, resulted from the decline in net sales along with manufacturing development costs for Gorilla™ glass when compared to the same periods in 2008. The net loss for the nine months ended September 30, 2009 also included $17 million of restructuring charges for the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009 and $3 million from the negative impact of movements in foreign exchange rates.

In the Specialty Materials segment, there were no individual customers that accounted for 10% or more of this segment’s net sales for the third quarter of 2009.

Outlook:

For the fourth quarter of 2009, we expect sales to be flat to down 5% for this segment when compared to the third quarter of 2009.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$92	$83	11%	$249	$251	(1)%
Net income	$12	$11	9%	$29	$37	(22)%

Net sales in the third quarter of 2009 increased when compared to the same period last year and reflected sales from the acquisition of Axygen which was completed in the third quarter of 2009. For the nine months ended September 30, 2009, the decline in net sales of this segment reflected lower volume and the negative impact of $4 million from movements in foreign exchange rates offset somewhat by sales from the acquisition of Axygen when compared to the same period last year. The increase in net income for the third quarter of 2009 reflected increased sales from the acquisition of Axygen and manufacturing improvements offset somewhat by acquisition-related costs when compared to the same period last year. For the nine months ended September 30, 2009, the decline in net income resulted primarily from lower sales volume and the impact of $8 million of restructuring charges associated with the Company’s corporate-wide restructuring plan. Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

For the three and nine months ended September 30, 2009, one customer in the Life Sciences segment, which individually accounted for more than 10% of segment sales, accounted for 35% and 39%, respectively, of total segment sales.

Outlook:

For the fourth quarter of 2009, we expect an increase in sales of approximately 25%, from the impact of the Axygen acquisition when compared to the third quarter of 2009. Axygen sales will initially be at lower gross margins as the acquired inventory is sold.

All Other

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and net loss for All Other (in millions):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08

Net sales	$1	$2	(50)%	$3	$14	(79)%
Research, development and engineering expenses	$20	$43	(53)%	$90	$121	(26)%
Equity earnings of affiliated companies	$3	$13	(77)%	$31	$54	(43)%
Net loss	$(17)	$(54)	(69)%	$(51)	$(118)	(57)%

The decrease in this segment’s net loss for the three and nine months ended September 30, 2009 resulted from lower operating expenses as a result of restructuring actions in the first quarter of 2009, cost reduction efforts, and the impact of the change in the Company’s tax position. Expenses in the third quarter were also favorably impacted by research and development services provided to Corsam. Net loss of this segment for the nine months ended September 30, 2009 included $4 million of restructuring charges in the first quarter of 2009 associated with the Company’s corporate-wide restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure in the three and nine months ended September 30, 2009 and 2008:

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
•

In the third quarter of 2008, we recognized $39 million of net losses on short-term investments. Net losses included an other-than-temporary impairment of $26 million for securities of Lehman Brothers Holdings Inc., which filed for bankruptcy protection in mid-September of last year. The remaining losses in the third quarter of 2008 resulted from the sale of asset-backed debt securities and debt securities of financial institutions as we reduced our exposure to these sectors. In addition, we reclassified mortgage-backed securities totaling $55 million from current assets to long-term assets at that time.

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

Capital Spending

Capital spending totaled $727 million and $1.2 billion for the nine months ended September 30, 2009 and 2008, respectively. Spending in the nine months ended September 30, 2009 was driven primarily by projects in our Display Technologies segment that were completed in 2008. We expect our 2009 capital spending to be about $1.0 billion. Approximately $600 million will be directed toward our Display Technologies segment, of which about $525 million relates to construction completed in 2008.

Cash Flows

Summary of cash flow data (in millions):

	Nine months ended September 30,
	2009	2008
Net cash provided by operating activities	$1,164	$1,748
Net cash used in investing activities	$(1,139)	$(561)
Net cash provided by (used in) financing activities	$47	$(782)

Although net income declined significantly in the nine months ended September 30, 2009 when compared to the same period last year, cash provided by operating activities decreased only 33%. The impact of non-cash items and changes in working capital that were much lower than last year helped reduce the impact of lower net income. Non-cash items in the nine months ended September 30, 2008 included the release of $2.4 billion of valuation allowances and an adjustment to the estimated liability for asbestos litigation. Refer to Note 5 (Income Taxes) and Note 3 (Commitments and Contingencies) to the consolidated financial statements for additional information about these items.

Net cash used in investing activities was higher than the same period last year and included the impact of the Axygen acquisition offset by lower capital spending. Capital spending in the nine months ended September 30, 2008 reflected the Company’s spending for increased LCD glass manufacturing capacity.

Net cash provided by financing activities in the nine months ended September 30, 2009 primarily reflected the issuance of $350 million face amount of senior unsecured notes offset by dividend payments. In the nine months ended September 30, 2008, net cash used in financing activities reflected both spending for the Company’s share repurchase program and dividend payments. Dividend payments were even in both periods presented.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods. Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During the three and nine months ended September 30, 2009, we issued $42 million and $207 million, respectively, in credit memoranda. During the three and nine months ended September 30, 2008, we issued $64 million and $202 million, respectively, in credit memoranda. Refer to Note 13 (Customer Deposits) to the consolidated financial statements for additional information.

Restructuring, Impairment and Other Charges (Credits)

In the third quarter of 2009, we recorded a charge of $10 million which was comprised of severance costs for a restructuring plan in the Environmental Technologies segment and asset disposal costs in other segments.

In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge included costs for severance, special termination benefits, outplacement services, and the impact of a curtailment loss for postretirement benefits. Total cash expenditures associated with these actions are expected to be approximately $110 million with the majority of spending completed by early 2010. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the consolidated financial statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of September 30, 2009	As of December 31, 2008

Working capital	$3,327	$2,567
Working capital, excluding cash, cash equivalents, and short-term investments	$397	$(249)
Current ratio	3.2:1	2.3:1
Trade accounts receivable, net of allowances	$835	$512
Days sales outstanding	51	43
Inventories	$618	$798
Inventory turns	4.6	4.3
Days payable outstanding (1)	33	33
Long-term debt	$1,945	$1,527
Total debt to total capital	12%	11%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2008 Form 10-K. The Outlook includes an update by Moody’s on March 24, 2009:

RATING AGENCY	Rating Long-Term Debt	Outlook
Last Update

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Negative
March 24, 2009

Management Assessment of Liquidity

The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed. We ended the third quarter of 2009 with approximately $2.9 billion of cash, cash equivalents and short-term investments.

Realized gains and losses for the three and nine months ended September 30, 2009 were not significant. In the three and nine months ended September 30, 2008, we recorded $39 million of realized losses on short-term investments which represented less than 1% of our total holdings of available-for-sale securities at that time. Refer to Note 7 (Available-for-Sale Investments) to the consolidated financial statements for additional information.

A continuation of turmoil in financial markets may limit Corning’s access to capital markets, constrain issuance amounts available to Corning, and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning. Still, from time to time, we may issue debt, the proceeds of which may be used to refinance debt maturities and for general corporate purposes.

In July 2007, Corning’s Board of Directors approved a stock repurchase program of up to $500 million to be completed by the end of 2008. In July 2008, Corning announced that its Board of Directors and Executive Committee had approved a second stock repurchase program of up to an additional $1 billion to be completed by the end of 2009. Through December 31, 2008, we had repurchased approximately 40 million shares of common stock for $875 million under these programs. We do not intend to make further share repurchases until we see improvements in economic conditions and the Company’s cash flow performance. There were no repurchases in the first nine months of 2009.

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

Our major source of funding for the remainder of 2009 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments and proceeds from any issuances of debt. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments. Corning also has access to a $1.1 billion unsecured committed revolving line of credit through November 2011. This credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio. At September 30, 2009, we were in compliance with both financial covenants.

The required leverage ratio, which measures debt to total capital, is a maximum of 50%. At September 30, 2009 and December 31, 2008, our leverage using this measure was 12% and 11%, respectively. The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times. At September 30, 2009 and December 31, 2008, our interest coverage ratio using this measure was 27.3 times and 43.5 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of September 30, 2009, we were in compliance with all such provisions.

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

Impairment of Assets Held for Use

We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified. We review our long-lived assets in each quarter in which impairment indicators are present. We must exercise judgment in assessing whether an event of impairment has occurred.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium. These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process over a very long useful life. Precious metals are reviewed for impairment as part of our assessment of long-lived assets. This review considers all of the Company’s precious metals which are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity. Precious metals are only acquired to support our operations and are not held for trading or other purposes.

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

For long-lived assets, when impairment indicators are present, we compare estimated undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the assets’ carrying value to determine if the asset group is recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If there is an impairment, a loss is recorded to reflect the difference between the assets’ fair value and carrying value. This may require judgment in estimating future cash flows and relevant discount rates and residual values in estimating the current fair value of the impaired assets to be held and used.

The fair value of long-lived assets is determined using an “income approach” that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets and also considers the fair market value of all precious metals. Some of the more significant estimates and assumptions in our analysis include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, and available external information about future trends. We believe fair value assessments are most sensitive to market growth and the corresponding impact on volume and selling prices and that these are also more subjective than manufacturing cost and other assumptions. The Company believes its current assumptions and estimates are reasonable and appropriate.

As of December 31, 2008 and September 30, 2009, we have not identified any instances where the carrying values of our long-lived assets were not recoverable. At September 30, 2009 and December 31, 2008, the fair market value of precious metals was lower than our carrying value by $148 million and $598 million, respectively. Currently these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings. There is the potential for impairment in the future if negative events significantly decrease the cash flow of our segments. Such events include, but are not limited to, a significant decrease in demand for products of our Display Technologies segment or a significant decrease in its profitability.

Impairment of Goodwill

We are required to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units.

Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasting future cash flows. Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. As disclosed in Note 12 (Goodwill and Other Intangible Assets) to the consolidated financial statements, Corning’s goodwill relates primarily to the Telecommunications, Specialty Materials and Life Sciences operating segments.

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

Income Taxes

We are required to exercise judgment about our future results in assessing the realizability of our deferred tax assets. Inherent in this estimation process is the requirement for us to estimate future book taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business. It is possible that actual results will differ from assumptions and require adjustments to allowances.

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

Equity Method Investments

At September 30, 2009 and December 31, 2008, the carrying value of our equity method investments was $3.8 billion and $3.1 billion, respectively with our two largest equity method investments comprising approximately 94% of the balance. We review our equity method investments for indicators of impairment on a periodic basis or if an event or circumstances change that indicate the carrying amount may be other-than-temporarily impaired. When such indicators are present, we then perform an in-depth review for impairment. An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

As of September 30, 2009 and December 31, 2008, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

Variable Interest Entities

The Company has interests in certain unconsolidated entities. These investments are evaluated periodically to determine if they qualify as variable interest entities and whether Corning is a primary beneficiary for any of those qualifying interests. A variable interest entity (VIE) is an entity that lacks sufficient equity investment or in which the equity investors do not have certain characteristics of a controlling financial interest. A company that absorbs a majority of the expected losses or receives a majority of the expected returns of a VIE is considered to be a primary beneficiary and must consolidate the VIE. The determination of whether an entity is a VIE and if a company is the primary beneficiary of a VIE are complex areas that require judgments about items such as the sufficiency of the equity at risk, the evaluation of contractual arrangements, and assessments about forecasted information. While management believes the assumptions used are appropriate, changes in these judgments or estimates could affect Corning’s results.

NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (SFAS 167). SFAS 167 revises the consolidation guidance for variable interest entities. SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (VIE). Under SFAS 167, the primary beneficiary is the variable interest holder that has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, SFAS 167 provides guidance on shared power and joint venture relationships, removes the scope exemption for qualified special purpose entities, revises the definition of a VIE, and requires additional disclosures. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2009, and December 31, 2008, Corning had accrued approximately $23 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management which are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Euro, and Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
-	loss of significant customers;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	changes in tax laws and regulations;
-	changes in accounting rules and standards;
-	the potential impact of legislation, government regulations, and other government action;
-	potential liability for losses not covered by, or in excess of, insurance;
-	temporary idling of capacity;
-	the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits;
-	restructuring actions and charges; and
-	other risks detailed in Corning’s SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2008 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies. Recent turmoil in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income. For a discussion of our exposure to market risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2008 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended September 30, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2009, and December 31, 2008, Corning had accrued approximately $23 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of September 30, 2009, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $16 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of September 30, 2009, Dow Corning has estimated the liability to commercial creditors to be within the range of $82 million to $224 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $82 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 38,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On January 10, 2008, some of the parties in the proceeding advised the Bankruptcy Court that they had made substantial progress on a proposed amended plan of reorganization (the Amended PCC Plan) that resolved issues raised by the Court in denying the confirmation of the 2003 Plan and that would therefore make it unnecessary for the Bankruptcy Court to decide the motion for reconsideration. On March 27, 2008 and May 22, 2008, the parties further informed the Bankruptcy Court on the progress toward the Amended PCC Plan. The parties filed a partial tentative plan on August 8, 2008. The parties continued to inform the Bankruptcy Court of the status of their discussions on the Amended PCC Plan. The complete Amended PCC Plan and its ancillary documents were filed with the Bankruptcy Court on January 29, 2009.

As a result, Corning believes the Amended PCC Plan now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The Amended PCC Plan would require Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

The Amended PCC Plan does not include non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional $150 million for such claims in its estimated asbestos litigation liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more Company-specific data becomes available.

The Amended PCC Plan is subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions which may not be achieved. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. The Amended PCC Plan will also be subject to a vote of PCC’s creditors. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling has been appealed, and a ruling on the appeal is expected sometime in November of 2009. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed. The second case was dismissed by the Court on August 12, 2009. The Plaintiff has asked the Court to permit an amended Complaint. Corning has a number of defenses to the remaining action, which management intends to contest vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning’s financial statements is remote.

Commission of European Communities Competition Investigation. In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request on March 30, 2009, for certain information from the Competition DG. Corning and Samsung Corning Precision have responded to those requests for information. On October 9, 2009, in connection with its investigation, the Competition DG made a further request for information from both Corning and Samsung Corning Precision to which each party is responding.

Supply Agreement Dispute. In early September, a significant customer of Corning's LCD glass display business in Asia notified Corning Display Technologies Taiwan Co. Ltd. in writing that it considers Corning Display Technologies to be in breach of the supply agreement between the companies. Corning Display Technologies disagrees that any breach exists, and the parties are currently engaged in discussions with a view to resolving these matters. Corning Display Technologies anticipates an amicable resolution. However, failure to resolve the disputed claims could result in arbitration and the award of damages to the customer and/or the termination of the supply agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
July 1-31, 2009	141,320	$16.71	0	$625,036,742
August 1-31, 2009	4,498	$15.57	0	$625,036,742
September 1-30, 2009	542	$15.74	0	$625,036,742
Total	146,360	$16.67	0	$625,036,742

(1)

This column reflects the following transactions during the fiscal third quarter of 2009: (i) the deemed surrender to us of 121,871 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 24,489 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

Corning Incorporated
(Registrant)

November 2, 2009	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

November 2, 2009	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

12	Computation of Ratio of Earnings to Fixed Charges	68

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act
69

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act
70

32	Certification Pursuant to 18 U.S.C. Section 1350	71

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Nine months ended September 30, 2009

Income from continuing operations before taxes on income (a)	$1,230
Adjustments:
Distributed income of equity investees	439
Fixed charges net of capitalized interest	72

Earnings before taxes and fixed charges as adjusted	$1,741

Fixed charges:
Interest expense (b)	$81
Portion of rent expense which represents an appropriate interest factor (c)	14
Amortization of debt costs	1

Total fixed charges	96
Capitalized interest	(24)

Total fixed charges, net of capitalized interest	$72

Ratio of earnings to fixed charges	18.1x

(a)	Effective January 1, 2009, equity earnings are now included in income from continuing operations before taxes on income.
(b)	Interest expense includes amortization expense for debt costs.
(c)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

November 2, 2009

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

November 2, 2009

/s/ James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 2, 2009

/s/ Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/ James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer