Form 10-K
period 2009-12-31
CORNING INC /NY
filed 2010-02-10
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

                                                                        Yes  ☒                                           No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

                                                                        Yes  ☒                                           No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                        Yes  ☐                                           No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24.3 billion based on the $16.06 price as reported on the New York Stock Exchange.

There were 1,558,884,218 shares of Corning’s common stock issued and outstanding as of January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 15, 2010, and filed for the Registrant’s 2010 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

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

Corning is a global, technology-based corporation that operates in five reportable business segments: Display Technologies, Telecommunications, Environmental Technologies, Specialty Materials and Life Sciences. Corning manufactures and processes products at approximately 60 plants in 13 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs), that are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. Corning’s facilities in Kentucky, Japan, Taiwan, and China and those of Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) develop, manufacture and supply high quality glass substrates using a proprietary fusion manufacturing process and technology expertise. Corning owns 50% of Samsung Corning Precision, Samsung Electronics Co., Ltd. owns 43% and three other shareholders own the remaining 7%. Samsung Corning Precision sells LCD glass to panel manufacturers in Korea, while those panel manufacturers in other leading LCD-producing areas of the world - Japan, Taiwan, Singapore and China - are supplied by Corning. Samsung Corning Precision’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

Corning is a technology leader in this market introducing new large-sized glass substrates used by our customers in the production of larger LCDs for monitors and television. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. In industry language, glass sizes advance in what are called generations. Glass substrates are currently available from Corning in sizes up to Generation 10 (2,850mm x 3,050mm). Generation 10 glass substrates are produced at our newest manufacturing facility which opened in October 2009. This advanced facility, located at Sharp Corporation’s plant in Sakai City, Japan, eliminates the need for traditional packaging, shipping, and delivery methods. Large substrates (Generation 5 and higher) allow LCD manufacturers to produce larger and a greater number of panels from each substrate. The larger size leads to economies of scale for LCD manufacturers.

Corning invented its proprietary fusion manufacturing process, which is the cornerstone of the Company’s technology leadership in the LCD industry. The automated process yields high quality glass substrates with excellent dimensional stability and uniformity - essential attributes for the production of increasingly larger, high performance active matrix LCDs. Corning’s fusion process is scalable and has proven to be among the most effective processes in producing large size substrates. In 2006, Corning launched EAGLE XG™, the industry’s first environmentally-friendly LCD glass substrate that is free of heavy metals.

LCD glass manufacturing is a highly capital intensive business. Corning has made significant investments to expand its LCD glass facilities in response to customer demand. The environment is very competitive. Important attributes for success include efficient manufacturing, access to capital, technology know-how, and patents.

Patent protection and proprietary trade secrets are important to this segment’s operations. Corning has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Corning licenses certain of its patents to Samsung Corning Precision and other third parties and generates royalty income from these licenses. Refer to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 45% of Corning’s sales for 2009.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable, and hardware and equipment products for the worldwide telecommunications industry. Corning invented the world’s first low-loss optical fiber 40 years ago and now offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, fiber-to-the-home access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor® fibers for local area networks, data centers and central offices; SMF-28e+™ single-mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; SMF-28® ULL fiber; LEAF® optical fiber for long-haul, regional and metropolitan networks; ClearCurve® ultra-bendable single-mode fiber for use in multiple dwelling units and fiber-to-the-home applications; ClearCurve® ultra-bendable multimode fiber for data centers and other enterprise networks; and Vascade® submarine optical fibers for use in submarine networks. Corning has two large optical fiber manufacturing facilities in North Carolina and another facility in China. As a result of lowered demand for optical fiber products, in 2002 Corning mothballed its optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to its Wilmington, North Carolina facility. In 2007, Corning reopened a portion of the Concord, North Carolina facility primarily as a result of volume growth in the optical fiber market.

A significant portion of Corning’s optical fiber is sold to subsidiaries such as Corning Cable Systems LLC (Corning Cable Systems), and Corning Cable Systems Polska Sp. Z o.o. Optical fiber is cabled prior to being sold to end users in cabled form. Corning’s remaining fiber production is sold directly to end users or third party cablers around the world. Corning’s cabling operations include facilities in North Carolina, Poland, and Germany and smaller regional locations and equity affiliates.

Corning’s hardware and equipment products include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures and pedestals, splice and test equipment and other accessories for optical connectivity. For copper connectivity, Corning’s products include subscriber demarcation, connection and protection devices, xDSL (different variations of digital subscriber lines) passive solutions and outside plant enclosures. Each of the product lines may be combined in Corning’s fiber-to-the-premises solutions. Corning has manufacturing operations for hardware and equipment products in North Carolina, Arizona, and Texas, as well as Europe, Mexico, and China. In addition, Corning offers products for the cable television industry, including coaxial connectors and associated tools.

Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses, although the royalty income is not currently material to this segment’s operating results. Corning is licensed to use certain patents owned by others, which are considered important to the segment’s operations. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Telecommunications segment represented 31% of Corning’s sales for 2009.

Environmental Technologies Segment

Corning’s environmental products include ceramic technologies for emissions and pollution control in mobile and stationary applications around the world, including automotive and diesel substrate and filter products. In the early 1970’s, Corning developed an economical, high-performance cellular ceramic substrate that is now the standard for catalytic converters worldwide. In response to tightening emission control regulations around the world, Corning has continued to develop more efficient substrate products with lower resistance to flow and greater surface area. In addition, Corning continues to develop new ceramic substrate and filter technologies for diesel emission control products to meet the tightening emission control regulations around the world. Corning manufactures substrate and filter products in New York, Virginia, China, Germany and South Africa. Corning sells its ceramic substrate and filter products worldwide to manufacturers of emission control systems who then sell to automotive and diesel engine manufacturers. Although most sales are made to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.

Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. Corning is licensed to use certain patents owned by others, which are considered important to the segment’s operations. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Environmental Technologies segment represented 11% of Corning’s sales for 2009.

Specialty Materials Segment

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics components, aerospace and defense, astronomy, ophthalmic products, telecommunications components and a protective cover glass that is optimized for portable display devices. Semiconductor optics manufactured by Corning include high-performance optical material products, optical-based metrology instruments, and optical assemblies for applications in the global semiconductor industry. Corning’s semiconductor optics products are manufactured in New York. Other specialty glass products include glass lens and window components and assemblies and are made in New York, Virginia, New Hampshire, Kentucky and France or sourced from China.

The Specialty Materials segment represented approximately 6% of Corning’s sales for 2009.

Life Sciences Segment

As a leading developer, manufacturer and global supplier of scientific laboratory products for more than 90 years, Corning’s Life Sciences segment collaborates with researchers seeking new approaches to increase efficiencies, reduce costs and compress timelines in the drug discovery process. Using unique expertise in the fields of optics, materials science, surfaces, and biology, the segment provides innovative solutions that improve productivity and enable breakthrough discoveries.

Life Sciences laboratory products include general labware and equipment as well as tools for cell culture and bioprocess, genomics and proteomics, and high-throughput screening. Corning manufactures these products in Maine, New York, New Jersey, California, Utah, Mexico, France, Poland, and China. The products are marketed worldwide, primarily through distributors, to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other research facilities. In addition to being a global leader in consumable glass and plastic laboratory tools for life science research, Corning continues to be a leader with the development and production of unique technologies such as the Corning® HYPERFlask® Cell Culture Vessel for increased cell yields, and novel surfaces, such as the Corning® CellBIND® Surface and the Corning® Osteo-Assay surface.

In September 2009, Corning acquired Axygen BioScience, Inc. and its subsidiaries (Axygen). Axygen is a leading manufacturer and distributor of high quality plastic consumables, liquid handling products and bench-top laboratory equipment. The acquisition of Axygen, which will be integrated into Corning’s Life Sciences segment, supports Corning’s strategy to expand its portfolio of life sciences products and enhance global customer access in this business. In addition to its existing Corning, Costar and Pyrex brands, Corning now sells life science products under the Axygen, Sorenson BioScience, Labnet, HTL, and ALP brands.

Patent protection is important to the segment’s operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition, through some well known trademarks, is important to the segment. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Life Sciences segment represented approximately 7% of Corning’s sales for 2009.

All Other

Other products primarily include development projects and new product lines, certain corporate investments, Samsung Corning Precision’s non-LCD business, and Corning’s Eurokera and Keraglass equity affiliates with Saint Gobain Vitrage S.A. of France which manufacture smooth cooktop glass/ceramic products in France, China, and South Carolina. Development projects and new product lines involve the use of various technologies for new products such as synthetic green lasers, silicon-on-glass, advanced flow reactors, thin-film photovoltaics, and mercury abatement. In 2006, Corning announced the commercial launch of the Epic™ system, a high-throughput label-free screening platform based on optical biosensor technology. The system offers drug developers the ability to evaluate promising new drug targets through both biochemical and cell-based drug discovery applications.

In September 2009, Corning and Samsung Corning Precision formed Corsam Technologies LLC (Corsam), a new equity affiliate established to provide glass technology research for future product applications. Corning and Samsung Corning Precision each own 50% of the common stock of Corsam and Corning has agreed to provide research and development services to Corsam.

Until December 31, 2007, Corning had a 50% interest in Samsung Corning Company, Ltd. (Samsung Corning), a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, which had manufacturing facilities in Korea, Germany, China and Malaysia. Samsung Electronics Company, Ltd. and affiliates owned the remaining 50% interest in Samsung Corning. On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision. As noted above, equity earnings from the non-LCD business of Samsung Corning Precision are included in the All Other category.

All Other products represented less than 1% of Corning’s sales for 2009.

Additional explanation regarding Corning and its five segments is presented in Management’s Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 20 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company headquartered in Michigan that manufactures silicone products worldwide. Dow Corning is a leader in silicon-based technology and innovation, offering more than 7,000 products and services. Dow Corning is the majority-owner of Hemlock Semiconductor, a market leader in the production of high purity polycrystalline for the semiconductor and solar energy industries. Dow Corning’s sales were $5.1 billion in 2009. Additional discussion about Dow Corning appears in the Legal Proceedings section. Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

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

Display Technologies Segment

Corning, including Samsung Corning Precision, is the largest worldwide producer of glass substrates for active matrix LCD displays. Although the LCD glass substrate industry was negatively impacted by economic conditions in 2008 and in the first quarter of 2009, demand increased in the second quarter and remained strong during the rest of 2009, allowing Corning to remain in a strong competitive position. Corning believes it has sustained its competitive advantages in LCD glass substrate products by investing in new technologies, providing a consistent and reliable supply and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals. Asahi Glass, Nippon Electric Glass and Avan Strate, Inc. (formerly NH Techno) are Corning’s principal competitors in display glass substrates.

Telecommunications Segment

Competition within the telecommunications equipment industry is intense among several significant companies. Corning is a leading competitor in the segment’s principal product lines, which include optical fiber and cable and hardware and equipment. Price and new product innovations are significant competitive factors. The competitive landscape includes increasing competition, causing price pressure in all regions. These competitive conditions are likely to persist.

Corning is the largest producer of optical fiber and cable products, but faces significant competition due to continued excess manufacturing capacity in the market, price pressure and new product innovations. Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber and cable products are Furukawa Electric/OFS, Fujikura Ltd., Sumitomo Electric, Prysmian Cables & Systems and Draka Comteq.

For hardware and equipment products, significant competitors are 3M Company (3M), Tyco Electronics, Furukawa OFS, CommScope, and ADC Communications.

Environmental Technologies Segment

For worldwide automotive ceramic substrate products, Corning has a leading market position that has remained relatively stable over the past year. Corning believes its competitive advantage in automotive ceramic substrate products for catalytic converters is based upon global presence, customer service, engineering design services and product innovation. Corning has established a strong presence in the heavy duty and light duty diesel vehicle market. Corning’s Environmental Technologies products face principal competition from NGK, Denso, and Ibiden.

Specialty Materials Segment

Corning is one of very few manufacturers with deep capabilities in materials science, optical design, shaping, coating, finishing, metrology, and system assembly. Corning is addressing emerging needs of the consumer electronics industry with the development of its chemically strengthened glass. Our capabilities include sophisticated technologies in forming, coating, and finishing that deliver high performance, durable solutions. These capabilities position the Company to meet the needs of a broad array of markets including aerospace/defense, display, semiconductor, astronomy, vision care, industrial/commercial, and telecommunications. For this segment, Schott, Shin-Etsu Quartz Products, Asahi Fine Glass, Carl Zeiss, Nikon, NEG, Transitions Optical, Oerlikon, Hoya and Heraeus are the main competitors.

Life Sciences Segment

Corning is a leading supplier of glass and plastic laboratory products, with a growing plastics products market presence in North America and Europe, and a solid laboratory glass products market presence. Corning seeks to maintain competitive advantages by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. For laboratory products, Greiner, Becton Dickinson, Kimble-Chase, and Duran are the principal worldwide competitors. Corning also faces increasing competition from two large distributors that have pursued backward integration or introduced private label products.

Raw Materials

Corning’s production of specialty glasses, ceramics, and related materials requires significant quantities of energy, uninterrupted power sources, certain precious metals, and various batch materials.

Although energy shortages have not been a problem recently, the cost of energy remains volatile. Corning has achieved flexibility through important engineering changes to take advantage of low-cost energy sources in most significant processes. Specifically, many of Corning’s principal manufacturing processes can be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

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

Certain key materials and proprietary equipment used in the manufacturing of products are currently sole-sourced or available only from a limited number of suppliers. Any future difficulty in obtaining sufficient and timely delivery of components could result in lost sales due to delays or reductions in product shipments, or reductions in Corning’s gross margins.

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations. In 2009, Corning was granted over 180 patents in the U.S. and over 300 patents in countries outside the U.S.

Each business segment possesses its own patent portfolio that provides certain competitive advantages in protecting Corning’s innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2009, Corning and its wholly-owned subsidiaries owned over 4,350 unexpired patents in various countries of which about 2,450 were U.S. patents. Between 2010 and 2012, approximately 11% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 5,700 patent applications in process, with about 1,760 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 310 patents in various countries, of which over 125 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2010 and 2012.

The Telecommunications segment has over 1,850 patents in various countries, of which over 900 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iii) patents relating to optical fiber connectors, termination and storage and associated methods of manufacture. A few patents relating to optical fiber manufacturing will expire between 2010 and 2012.

The Environmental Technologies segment has over 380 patents in various countries of which over 200 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. There is no group of important Environmental Technologies patents set to expire between 2010 and 2012.

The Specialty Materials segment has over 600 patents in various countries of which over 370 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to ophthalmics, LCD imagemask and semiconductor/ microlithography optics and blanks, metrology instrumentation and laser/precision optics, protective cover glass, glass polarizers, specialty fiber, and refractories. There is no group of important Specialty Materials patents set to expire between 2010 and 2012.

The Life Sciences segment has over 175 patents in various countries of which over 95 are U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products. There is no group of important Life Sciences patents set to expire between 2010 and 2012.

Products reported in All Other include development projects, new product lines, and other businesses or investments that do not meet the threshold for separate reporting. Some of the important issued U.S. patents in this segment include patents relating to equipment for label independent drug discovery, advanced flow reactors, and methods of manufacture, and semiconductor lasers and related packaging.

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

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $26 million in 2009 and are estimated to be $5 million in 2010.

Corning’s 2009 consolidated operating results were charged with approximately $42 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2009, Corning had approximately 23,500 full-time employees, including approximately 10,200 employees in the United States. From time to time, Corning also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 26% of Corning’s United States employees.

Executive Officers of the Registrant

Wendell P. Weeks  Chairman and Chief Executive Officer

Mr. Weeks joined Corning in 1983 and was named a vice president and deputy general manager of the Telecommunications Products division in 1995, vice president and general manager in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president in 1999, president, Corning Optical Communications in 2001, president and chief operating officer of Corning in 2002, and president and chief executive officer in 2005. Mr. Weeks became chairman and chief executive officer on April 26, 2007. Mr. Weeks is a director of Merck & Co. Inc. Mr. Weeks has been a member of Corning’s Board of Directors since 2000. Age 50.

James B. Flaws  Vice Chairman and Chief Financial Officer

Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning’s Board of Directors since 2000. Age 61.

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

Kirk P. Gregg  Executive Vice President and Chief Administrative Officer

Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, Administration in December 1997 and to his current position in 2002. He is responsible for Human Resources, Information Technology, Procurement and Transportation, Aviation, Community Affairs, Government Affairs, Business Services and Corporate Security. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 50.

Joseph A. Miller  Executive Vice President and Chief Technology Officer

Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was elected to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966. Dr. Miller is a director of Greatbatch, Inc. and Dow Corning Corporation. Age 68.

Pamela C. Schneider  Senior Vice President and Operations Chief of Staff

Ms. Schneider joined Corning in 1986 as senior financial analyst in the Controllers Division. In 1988 she became manager of internal audit. In 1990 she was named controller and in 1991 chief financial officer of Corning Asahi Video Products Company. In January 1993, she was appointed vice president and chief financial officer for Corning Consumer Products Company, and in 1995 vice president Finance and Administration. In 1997, she was named vice president and in 1999 senior vice president, Human Resources and diversity officer for Corning Incorporated. Ms. Schneider was elected to her present position in April 2002. Age 55.

Lawrence D. McRae  Senior Vice President, Strategy and Corporate Development

Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was elected vice president Corporate Development in 2000, senior vice president Corporate Development in 2003 and most recently, senior vice president Strategy and Corporate Development in October 2005. Mr. McRae is on the board of directors of Dow Corning Corporation, and Samsung Corning Precision Glass Co., Ltd. Age 51.

R. Tony Tripeny  Senior Vice President, Corporate Controller and Principal Accounting Officer

Mr. Tripeny joined Corning in 1985 as the corporate accounting manager of Corning Cable Systems, and became the Keller facility’s plant controller in 1989. In 1993, he was appointed equipment division controller of Corning Cable Systems and, in 1996 corporate controller. Mr. Tripeny was appointed to chief financial officer of Corning Cable Systems in July 2000. In 2003, he took on the additional role of group controller, Telecommunications, Corning Incorporated. He was appointed to division vice president, Operations Controller in August 2004, and vice president, Corporate Controller in October 2005. Mr. Tripeny was elected to his current position in April 2009. Age 50.

Vincent P. Hatton  Senior Vice President and General Counsel

Mr. Hatton joined Corning in 1981 as an assistant corporate counsel and became a division counsel in 1984. Mr. Hatton was named assistant general counsel, Specialty Materials in May 1993, and director of the Legal Department in 1995. Mr. Hatton was elected vice president in 1998 and senior vice president in 2003. Mr. Hatton was elected to his current position on March 1, 2007. Age 59.

Document Availability

A copy of Corning’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Vice President, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations category of the Corning home page on the Internet at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

As a result of the recession in the economies of the United States and many other countries and volatility and uncertainty in global capital and credit markets, a number of the risks we normally face may increase in both our consolidated operations and at our equity method investments. These include:

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

Our sales could be negatively impacted by the actions or circumstances of one or more key customers leading to the substantial reduction in orders for our products

In 2009, Corning’s ten largest customers accounted for 52% of our sales.

In addition, a relatively small number of customers accounted for a high percentage of net sales in the majority of our reportable operating segments. For 2009, three customers of the Display Technologies segment accounted for 62% of total segment net sales when combined. In the Telecommunications segment, one customer accounted for 12% of segment net sales. In the Environmental Technologies segment, three customers accounted for 85% of total segment sales in aggregate. In the Life Sciences segment, two distributors accounted for 45% of segment sales in 2009. As a result of mergers and consolidations between customers, Corning’s customer base could become more concentrated.

Samsung Corning Precision’s sales were also concentrated in 2009, with sales to two LCD panel makers located in South Korea accounting for approximately 93% of total Samsung Corning Precision sales.

The sale of LCD glass substrates in 2009 and previous years provide no assurance that positive trends will continue. Our customers are LCD panel and color filter makers. As they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, designs, price, or other seasonal factors, may lead to pauses in market growth from time to time. Our customers may not be able to maintain their profitability or access sufficient capital to fund routine maintenance and operations or planned expansions, which may limit their pace of orders to us. Emerging material technologies could replace our glass substrates for certain applications resulting in a decline in demand for our LCD products. Technologies for displays in competition with LCD panels may reduce or eliminate the need for our glass substrates. These technologies may include organic light emitting diodes and plasma display panels. New process technologies developed by our competitors may also place us at a cost or quality disadvantage. Our inability to manufacture glass substrates in the sizes and quantities needed by our customers may result in loss of revenue, margins and profits or liabilities for failure to supply. A scarcity of resources, limitations on technology, personnel or other factors resulting in a failure to produce commercial quantities of very large size glass substrates, particularly from facilities at a major customer in Japan, could have adverse financial consequences to us.

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

Sales in our Specialty Materials segment track worldwide economic cycles and our customers’ responses to that cycle.

Sales in our Life Sciences segment are through two large distributors, and the remaining balance is to a variety of government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. In 2009, our two largest distributors accounted for 45% of Life Sciences’ segment sales. Changes in our distribution arrangements in this segment may adversely affect this segment’s financial results.

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

•	our ability to manufacture adequate quantities of increasingly larger glass substrates to satisfy our customers technical requirements and our contractual obligations;
•	continued strong demand for notebook computers and LCD monitors;
•	growth in purchases of LCD televisions to replace other technologies;
•	screen size of LCD televisions, which affects glass demand;

•	our ability to develop new products in response to government regulations and laws, particularly diesel filter products in the Environmental Technologies segment;
•	growth of the fiber-to-the-premises build-out in North America and western Europe; and
•	growth in emerging markets in other geographic regions.

We face pricing pressures in each of our leading businesses that could adversely affect our financial performance

We face pricing pressure in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to offset pricing pressures, we may not be able to achieve proportionate reductions in costs or to sustain our current rate of cost reduction We anticipate pricing pressures will continue into 2010 and beyond in all our businesses.

We face risks related to our international operations and sales

We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in Taiwan, Japan and Korea, including an equity investment in Samsung Corning Precision operating in South Korea that makes glass substrates for the Korean LCD market. All of our Display segment customers are located in the Asia-Pacific region. As a result of these and other international operations, we face a number of risks, including:

•	geographical concentration of our factories and operations and regional shifts in our customer base;
•	periodic health epidemic concerns;
•	difficulty of managing global operations;
•	difficulty in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;
•	tariffs, duties and other trade barriers including anti-dumping duties;
•	differing legal systems;
•	natural disasters such as earthquakes;
•	potential power loss affecting glass production and equipment damage;
•	political and economic instability in foreign markets; and
•	foreign currency risk.

Any of these items could cause our sales or profitability to be significantly reduced.

Additionally, a significant amount of the specialized manufacturing capacity for our Display Technologies segment is concentrated in three overseas countries and it is reasonably possible that the use of one or more such facilities could be disrupted. Due to the specialized nature of the assets and the customers’ locations, it may not be possible to find replacement capacity quickly or substitute production from facilities in other countries. Accordingly, loss of these facilities could produce a near-term severe impact on our display business and the Company as a whole.

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, New Taiwan dollar, Korean won, and euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the U.S. dollar and Japanese yen. Sales in our Display Technologies segment, representing 45% of Corning’s sales in 2009, are denominated in Japanese yen. If sales grow in our Display Technologies segment, that will increase our exposure to currency fluctuations. Corning hedges significant transaction and balance sheet currency exposures and uses derivatives instruments to limit exposure to foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results. Although we selectively hedge these items, changes in exchange rates (especially the Japanese yen to U.S. dollar) may significantly impact our reported revenues and profits.

If the financial condition of our customers declines, our credit risks could increase

Although we have a rigorous process to administer credit and believe our reserve is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers or our indirect customers fail to meet their payment obligations for our products, we could experience reduced cash flows and losses in excess of amounts reserved. Some customers of our Display Technologies segment are thinly capitalized and/or marginally profitable. In our Environmental Technologies segment, the U.S. auto makers and certain of their suppliers have encountered credit downgrades or have filed for bankruptcy protection. These factors may result in an inability to collect receivables or a possible loss in business. As of December 31, 2009 reserves and allowances for trade receivables totaled approximately $20 million.

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

Our future financial performance depends on our ability to purchase a sufficient amount of materials, precious metals, parts, and manufacturing equipment components to meet the demands of our customers

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of materials, precious metals, parts and components from our suppliers. We may experience shortages that could adversely affect our operations. Although we work closely with our suppliers to avoid shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain manufacturing equipment, raw materials or components are available only from a single source or limited sources. We may not be able to find alternate sources in a timely manner. A reduction, interruption or delay of supply, or a significant increase in the price for supplies, such as manufacturing equipment, precious metals, raw materials or energy, could have a material adverse effect on our businesses.

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

We have recorded several charges for restructuring, impairment of assets, and the write-off of cost and equity-based investments. As a result of the decline in the economy and its impact on Corning’s businesses, we recorded restructuring charges of $228 million in 2009. Certain of our equity affiliates have also recorded restructuring charges. We and our affiliates may have additional actions that result in restructuring charges in the future.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2009, Corning had goodwill and other intangible assets of $676 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions made by the Company fail to achieve expected returns.

If our products, including materials purchased from our suppliers, experience performance issues, our business will suffer

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
•

changes to our assessments about the realizability of our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business;

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

Any failure on our part to comply with any present or future environmental regulations could result in the assessment of damages or imposition of fines against us, or the suspension/cessation of production or operations. In addition, environmental regulations could require us to acquire costly equipment, incur other significant compliance expenses or limit or restrict production or operations and thus materially and negatively affect our financial condition and results of operations.

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

We may experience difficulties in enforcing our intellectual property rights and we may be subject to claims of infringement of the intellectual property rights of others

We may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses. We cannot assure you that the patents that we hold or may obtain will provide meaningful protection against our competitors. Changes in laws concerning intellectual property may affect our ability to protect our intellectual property. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain and the outcome is often unpredictable. Other companies hold patents on technologies used in our industries and are aggressively seeking to expand, enforce and license their patent portfolios.

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

Current or future litigation may harm our financial condition or results of operations

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos, and adverse rulings in such lawsuits or the inability to successfully resolve such matters may adversely affect the Company. As described in Legal Proceedings, a new PCC Plan of Reorganization was filed with the Bankruptcy Court on January 29, 2009 proposing a resolution of PCC asbestos claims. It remains reasonably possible that changes to the Amended PCC Plan may be negotiated, and the elements of the plan and its approval are subject to a number of contingencies before the resolution outlined in the Plan becomes final.

We face risks through our equity method investments in companies that we do not control

Corning’s net income includes significant equity in earnings of associated companies. For the year ended December 31, 2009, we recognized $1.4 billion of equity earnings, of which 98% came from our two largest investments: Dow Corning (which makes silicone and high purity polycrystalline products) and Samsung Corning Precision (which primarily makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and is subject to political and geographic risks mentioned above, as well as business and other risks within the Display segment. Our equity investments may not continue to perform at the same levels as in recent years. In 2007, we recognized equity losses associated with Samsung Corning Co., Ltd. (a 50% equity method investment that made glass panels and funnels for conventional televisions), which recorded fixed asset and other impairment charges. Dow Corning emerged from Chapter 11 bankruptcy in 2004 and has certain obligations under its Plan of Reorganization to resolve and fund claims of its creditors and personal injury claimants. Dow Corning may incur further bankruptcy charges in the future, which may adversely affect its operations or assets.

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property including business interruption, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect in the future. Our insurance costs can be volatile and, at any time, can increase given changes in market supply and demand and our claim history. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our primary and excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching into their layers. The financial health of other insurers may deteriorate. Several of our insurance carriers are litigating with us the extent, if any, of their obligation to provide insurance coverage for asbestos liabilities asserted against us. The results of that litigation may adversely affect our insurance coverage for those risks. In addition, we may not be able to obtain adequate insurance coverage for certain types of risk such as political risks, terrorism or war.

Our businesses may be subject to increased regulatory enforcement

Some of our business segments operate in industries with a concentrated number of competitors and customers both foreign and domestic. While we have adopted a corporate-wide compliance program, we may become the subject of antitrust or other governmental investigations from many jurisdictions that may adversely impact our reputation or our ability to make and sell products in the future.

Other

Additional information in response to Item 1 is found in Note 20 (Operating Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We operate approximately 60 manufacturing plants and processing facilities, of which approximately one-half are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own substantially all of our research and development facilities and the majority of our manufacturing facilities. We own approximately 23% of our sales and administrative facilities, while the remaining portion are leased facilities.

For the years ended 2009, 2008 and 2007, we invested a total of $4.1 billion, primarily in facilities outside of the U.S. in our Display Technologies segment. Of the $890 million spent in 2009, approximately half was for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 24 million square feet. Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign

Manufacturing	18	7	11
Sales and administrative	2	1	1
Research and development	2	2
Warehouse	2	2

Total	24	12	12

Total assets and capital expenditures by operating segment are included in Note 20 (Operating Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 14 (Commitments, Contingencies, and Guarantees) to the Consolidated Financial Statements.

As a result of a decline in demand for our LCD glass in the second half of 2008, we had temporarily idled more than half of our manufacturing capacity in the Display Technologies segment by the end of 2008. A large portion of this capacity was brought back on-line in 2009 to meet an increase in demand and to replace existing capacity when needed.

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

Item 3.    Legal Proceedings

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2009, Corning had accrued approximately $26 million (undiscounted) for its estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of December 31, 2009, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $16 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2009, Dow Corning has estimated the liability to commercial creditors to be within the range of $83 million to $260 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $83 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,400 other cases (approximately 38,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

The Amended PCC Plan is subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions which may not be achieved. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. The Amended PCC Plan is subject to a vote of PCC’s creditors. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling has been appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. As a result, the parties are discussing the possibility of a settlement of this matter. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed. The second case was dismissed by the Court on August 12, 2009. On November 17, 2009, the Court denied plaintiff’s request to file an amended complaint. On December 14, 2009, plaintiff gave notice of its appeal of the District Court’s opinion and order dismissing its case to the U.S. Court of Appeals for the Seventh Circuit.

Commission of European Communities Competition Investigation. In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request on March 30, 2009, for certain information from the Competition DG. Corning and Samsung Corning Precision have responded to those requests for information. On October 9, 2009, in connection with its investigation, the Competition DG made a further request for information from both Corning and Samsung Corning Precision to which each party has responded. Samsung Corning Precision has also responded to the Competition DG and authorities in other jurisdictions, including the United States in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of cathode ray tube glass.

Supply Agreement Disputes. In early September 2009, a significant customer of Corning’s LCD glass display business in Asia notified Corning Display Technologies Taiwan Co. Ltd. in writing that it considers Corning Display Technologies to be in breach of the supply agreement between the companies. Corning Display Technologies disagrees that any breach exists, and the parties are currently engaged in discussions with a view to resolving these matters. Corning Display Technologies anticipates an amicable resolution. However, failure to resolve the disputed claims could result in arbitration and the award of damages to the customer and/or the termination of the supply agreement.

In January 2010, Corning received notification from one of the indirect customers for its environmental products seeking reassurance from Corning that Corning would honor certain supply obligations regarding the supply of catalytic converter substrates and objecting to a proposed allocation of such products that might affect that customer. Corning is discussing these issues with this and other indirect and direct customers of its Environmental Technologies segment.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Corning Incorporated common stock is listed on the New York Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is “GLW.”

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.

	First quarter	Second quarter	Third quarter	Fourth quarter
2009
Price range
High	$14.44	$16.54	$17.20	$19.55
Low	$8.97	$13.20	$13.98	$14.14
2008
Price range
High	$25.24	$28.07	$23.05	$15.64
Low	$20.04	$23.02	$14.46	$7.36

As of December 31, 2009, there were approximately 22,825 record holders of common stock and approximately 600,000 beneficial shareholders.

Between July 1, 2007 and December 31, 2009, Corning paid a quarterly cash dividend of $0.05 per share on the Company’s common stock.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under all of our existing equity compensation plans, including our 2005 Employee Equity Participation Program, our 2003 Equity Plan for Non-Employee Directors and our 2002 Worldwide Employee Share Purchase Plan as of December 31, 2009.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	92,504,000	$25.83	59,275,949
Equity compensation plans not approved by security holders	0	0	0
Total	92,504,000	$25.83	59,275,949

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

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

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2009:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1-31, 2009	14,501	$14.93	0	$625,036,742
November 1-30, 2009	12,421	$16.94	0	$625,036,742
December 1-31, 2009	8,127	$18.00	0	$625,036,742
Total	35,049	$16.35	0	$625,036,742

(1)	This column includes the following transactions during the fiscal fourth quarter of 2009: (i) the deemed surrender to us of 15,915 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 19,134 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On July 18, 2007 we publicly announced the start of a program covering the repurchase of up to $500 million of our common stock by December 31, 2008, and on July 30, 2008 we announced authorization to repurchase up to an additional $1 billion of our common stock by the end of 2009. The repurchase program expired after December 31, 2009.

Item 6.    Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)

	Years ended December 31,
	2009	2008	2007	2006	2005

Results of operations

Net sales	$5,395	$5,948	$5,860	$5,174	$4,579
Research, development and engineering expenses	$563	$627	$565	$517	$443
Equity in earnings of affiliated companies	$1,435	$1,358	$983	$989	$637
Net income attributable to Corning Incorporated	$2,008	$5,257	$2,150	$1,855	$585
Earnings per common share attributable to Corning Incorporated:
Basic	$1.30	$3.37	$1.37	$1.20	$0.40
Diluted	$1.28	$3.32	$1.34	$1.16	$0.38

Cash dividends declared per common share	$0.20	$0.20	$0.10
Shares used in computing per share amounts:
Basic earnings per common share	1,550	1,560	1,566	1,550	1,464
Diluted earnings per common share	1,568	1,584	1,603	1,594	1,535

Financial position

Working capital	$3,982	$2,567	$2,782	$2,479	$1,490
Total assets	$21,295	$19,256	$15,215	$13,065	$11,207
Long-term debt	$1,930	$1,527	$1,514	$1,696	$1,789
Total Corning Incorporated shareholders’ equity	$15,543	$13,443	$9,496	$7,246	$5,487

Selected data

Capital expenditures	$890	$1,921	$1,262	$1,182	$1,553
Depreciation and amortization	$792	$695	$607	$591	$512
Number of employees	23,500	27,000	24,800	24,500	26,000

Reference should be made to the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition and results of operations. This discussion includes the following sections:

•	Overview
•	Results of Operations
•	Operating Segments
•	Liquidity and Capital Resources
•	Environment
•	Critical Accounting Estimates
•	New Accounting Standards
•	Forward-Looking Statements

OVERVIEW

Corning delivered strong operating results in 2009 in spite of the recession that followed last year’s global economic decline and financial market disruption. Although results for most of our operating segments were down when compared to last year, we saw demand for Display Technologies products increase as the year progressed and some strength in our other segments as well. Government incentives helped to improve results in the Environmental Technologies segment in the second half of the year. Results in the Telecommunications segment reflected strength in demand for optical fiber and cable products in China. In the Life Sciences segment, we completed the acquisition of Axygen BioScience, Inc. to support our strategy to expand our portfolio of products and enhance global customer access in this business. We saw an increase in sales of Corning Gorilla® glass, our protective cover glass that is optimized for portable display devices. We ended the year on a positive note as sales in most of our segments continued to improve in the fourth quarter of 2009 when compared to the third quarter of 2009. Net income, although substantially lower than the previous year, reflected a number of non-operating items in 2008 that were not repeated in the current year. Those items are described more fully in the discussion of our profitability below.

In the second half of 2008 and in early 2009, the Company responded to a decline in demand by scaling back manufacturing operations, reducing research, development, and engineering expenses, reducing capital spending, and reducing operating costs. In 2009, we recorded restructuring charges totaling $228 million for costs associated with workforce reductions in all of our operating segments.

We faced other challenges this past year, as well. In August, an earthquake halted production at one of the Company’s LCD glass manufacturing facilities in Japan. In mid-October, production at our LCD glass manufacturing facility in Taichung, Taiwan was impacted by a power disruption. Production capacity in Taiwan and our ability to quickly resume some manufacturing helped to ease the impact of both of these disruptions.

Corning remains committed to a strategy of growing through global innovation while preserving our financial independence. This strategy has served us well. Our key priorities for 2009 are similar to those of the previous four years: protect our financial health and invest in the future. During 2009, we made the following progress on these priorities:

Financial Health

Despite the uncertainty in the global economic environment, our financial position remained sound and we delivered strong cash flows from operating activities. Significant items in 2009 included the following:

•	Our debt to capital ratio at 11% was unchanged from December 31, 2008.
•	Operating cash flow for the year was $2.1 billion.
•	We ended the year with $3.6 billion of cash and short-term investments, which was approximately $800 million higher than last year.

Profitability

For the year ended December 31, 2009, we generated net income of $2.0 billion or $1.28 per share compared to net income of $5.3 billion or $3.32 per share for 2008. When compared to last year, the decline in net income was due largely to the following items:

•

The absence of certain tax adjustments totaling $2.5 billion which included a $2.4 billion valuation allowance release in 2008 on our deferred tax assets resulting from a change in the judgment about the realizability of deferred tax assets in future years.

•

The absence of a credit to asbestos litigation expense of $340 million reflecting the change in the estimate of our asbestos litigation liability compared to expense of $20 million reported in the current year. In the first quarter of 2008, Corning reduced its liability for asbestos litigation by $327 million as a result of the increase in the likelihood of a settlement under more recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. For additional information on this matter, refer to Note 7 (Investments) to the Consolidated Financial Statements and Item 3. Legal Proceedings.

•	Lower net income in the Display Technologies segment due to lower volume and lower prices.
•	The impact of restructuring charges in 2009 totaling $228 million for costs associated with workforce reductions in all of our operating segments.

The decrease in net income in 2009 was offset somewhat by $393 million from the favorable impact of movements in foreign exchange rates along with lower operating expenses resulting from the Company’s restructuring activities.

Investing in our future

We continue to focus on the future and on what we do best - creating and making keystone components that enable high-technology systems. While our spending levels for research, development and engineering were lower in 2009 when compared to 2008, we remain committed to investing in research, development, and engineering to drive innovation. We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that enable fiber-to-the-premises. We continue to make investments in promising technologies such as the Epic™ system, synthetic green lasers, and advanced flow reactors. In 2010, we are broadening our innovation strategy to include a focus on opportunities that are adjacent or closely related to our existing capabilities. These opportunities, which include products such as Gorilla® glass for consumer products and thin-film photovoltaics for solar applications, leverage existing materials or manufacturing processes with slight modifications.

Our research, development and engineering expenditures decreased by $64 million in 2009 when compared to 2008, but remained somewhat constant as a percentage of net sales. Reduced spending in 2009 was driven primarily by the impact of restructuring actions and cost reduction efforts. We believe our spending levels are adequate to support our technology and innovation strategies.

Our capital expenditures have been focused on expanding manufacturing capacity in the Display Technologies segment in anticipation of a larger display market in 2010 and growing demand for Corning’s Gorilla® glass. In December 2007, we announced a 5-year capital expenditure plan to locate a glass manufacturing facility at Sharp Corporation’s plant in Sakai City, Japan. We continued to advance this project to align with Sharp Corporation’s progress on their adjoining facility and in October of 2009, the facility was opened. In February 2008, we announced a $453 million expansion of our LCD manufacturing facility in Taichung, Taiwan. Given the dramatic changes to the global economic landscape and the decline in demand for our products in late 2008, we stopped further expansion in Taiwan. Total capital expenditures for 2009 were $890 million. Approximately $552 million was directed toward our Display Technologies segment in 2009, of which about $525 million related to construction in 2008. Approximately $51 million in 2009 was invested in our Environmental Technologies segment.

We expect our 2010 capital spending to be about $600 million to $700 million, but there could also be up to $300 million of additional spending for adjacent opportunities, possible capacity in China, and precious metals to support growing capacity. Approximately $250 million to $350 million will be directed toward our Display Technologies segment.

Corporate Outlook

Our outlook for 2010 is favorable. Although we believe our sales and profitability will continue to be buffeted by the difficult global economic climate, we believe worldwide demand for LCD glass will continue to increase. We expect sales in 2010 to be higher than 2009 driven by continued strength in demand for LCD televisions, computer notebooks, and desktop monitors. We believe gross margin will expand driven by improvements in the Display and Environmental Technologies segments. We think equity earnings will improve as well. We expect to continue to generate positive cash flow from operations in line with recent years. We will monitor the levels of recovery in certain of our businesses and we may incur further charges to reduce our workforce and consolidate capacity, where necessary. We will continue to focus on protecting our financial health, controlling our costs, and accelerating new products while maintaining our emphasis on research and development investments for longer term growth. We may take advantage of acquisition opportunities that support the long-term strategies of our businesses, such as our recent purchase of Axygen. We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):

				% change
	2009	2008	2007	09 vs. 08	08 vs. 07

Net sales	$5,395	$5,948	$5,860	(9)	2

Gross margin	$2,093	$2,738	$2,749	(24)	0
(gross margin %)	39%	46%	47%

Selling, general and administrative expenses	$881	$901	$912	(2)	(1)
(as a % of net sales)	16%	15%	16%

Research, development and engineering expenses	$563	$627	$565	(10)	11
(as a % of net sales)	10%	11%	10%

Restructuring, impairment and other charges (credits)	$228	$19	$(4)	*	*
(as a % of net sales)	4%	0%	0%

Asbestos litigation charge (credit)	$20	$(340)	$185	*	(284)
(as a % of net sales)	0%	(6)%	3%

Equity in earnings of affiliated companies	$1,435	$1,358	$983	6	38
(as a % of net sales)	27%	23%	17%

Income before income taxes	$1,934	$2,882	$2,271	(33)	27
(as a % of net sales)	36%	48%	39%

Benefit (provision) for income taxes	$74	$2,375	$(121)	(97)	*
(as a % of net sales)	1%	40%	(2)%

Net income attributable to Corning Incorporated	$2,008	$5,257	$2,150	(62)	145
(as a % of net sales)	37%	88%	37%

*	The percentage change calculation is not meaningful.

Net Sales

Net sales in 2009 decreased 9% due to lower sales in the majority of our segments when compared to 2008, driven primarily by volume and price declines in the Display Technologies segment offset somewhat by $194 million from the positive impact of movements in foreign exchange rates. The largest portion of the net sales decline occurred in the first quarter of 2009 as LCD glass demand fell rapidly in response to worsening economic conditions. Over the remainder of 2009, we saw demand levels for LCD glass increase in comparison to first quarter levels and, we believe, a corresponding expansion in the LCD industry supply chain as demand for LCD televisions improved. In the fourth quarter of 2009, net sales increased 41% when compared to the same period last year and 4% when compared to the third quarter of 2009, driven by increased net sales in the Display Technologies segment. For the full year of 2009, lower volume in the Environmental Technologies and Telecommunications segments also contributed to the decline in net sales as demand for automotive products declined and spending for telecommunications networks contracted.

Net sales in 2008 were up slightly when compared to 2007, primarily due to the positive impact of $354 million from the movement in foreign exchange rates offset by volume and price declines in a number of our segments as sales results followed the changing global economic conditions in 2008. Net sales for the first half of 2008 were up 21% when compared with the first half of 2007, but down 16% for the second half of 2008 when compared to the second half of 2007, as the LCD glass market experienced a supply chain contraction that worsened with deteriorating economic conditions. Declines in consumer spending reduced demand for LCD televisions and monitors and automotive products in the second half of 2008.

In 2009, net sales into international markets continued to surpass those into the U.S. market. For 2009, net sales into international markets accounted for 76% of net sales. For 2008 and 2007, net sales into international markets accounted for 74% and 72%, respectively, of net sales.

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

Gross Margin

For 2009, gross margin in dollars and as a percentage of net sales declined when compared to 2008, due primarily to the impact of price declines in the Display Technologies segment and reduced volume in the Environmental Technologies and Telecommunications segments. As a percentage of net sales, gross margin of 27% in the first quarter of 2009, reflected the sharp decline in net sales as first quarter LCD glass demand continued to fall in response to worsening economic conditions. As a percentage of net sales, gross margin approximated 41% in the second, third, and fourth quarters of 2009 and reflected improved demand in a number of our businesses.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, in dollars, for 2009 were down slightly when compared to 2008, due primarily to the favorable impact of cost reduction efforts and restructuring actions in 2009, offset somewhat by an increase in performance-based compensation costs. As a percentage of net sales, selling, general, and administrative expenses in 2009 were up slightly because the rate of decline in sales exceeded the rate of decline in spending for selling, general, and administrative costs.

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

Research, Development, and Engineering Expenses

Research, development, and engineering expenses for 2009 decreased by $64 million in 2009 when compared to 2008, but remained constant as a percentage of net sales. Reduced spending in 2009 was driven primarily by the impact of restructuring actions and cost reduction efforts. We believe our spending levels are adequate to support our technology and innovation strategies.

Research, development, and engineering expenses increased by $62 million in 2008 when compared to 2007, but remained fairly constant as a percentage of net sales. The largest driver of increased spending was for the development of new businesses.

Restructuring, Impairment, and Other Charges and (Credits)

Corning recorded restructuring, impairment, and other charges and credits in 2009 and in 2008, which affect the comparability of our results for the periods presented. A description of those charges follows:

2009 Restructuring Actions

In response to anticipated lower sales in 2009, we recorded charges of $228 million in 2009 primarily for a corporate-wide restructuring plan to reduce our global workforce. The charges included costs for severance, special termination benefits, outplacement services, and the impact of a $32 million curtailment loss for postretirement benefits in 2009. Total cash expenditures associated with these actions are expected to be approximately $155 million, with the majority of spending completed by 2010. We estimate annualized savings from these actions will be about $224 million and will be reflected largely in cost of sales and selling, general, and administrative expenses.

2008 Restructuring Actions

In the fourth quarter of 2008, we recorded $22 million of severance costs primarily for a restructuring plan in the Telecommunications segment.

Asbestos Litigation

In 2009, we recorded an increase to our asbestos litigation liability of $20 million compared to a net decrease of $340 million in 2008. The net decrease in 2008 was due primarily to a $327 million reduction to our estimated liability for asbestos litigation that was recorded in the first quarter of 2008, as a result of the increase in the likelihood of a settlement under more recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms that had been established in 2003. For the remainder of 2008, we recorded net credit adjustments of $13 million to reflect the change in value of the estimated settlement liability.

In 2007 we recorded an increase to our asbestos litigation liability of $185 million for the change in the estimated fair value of the components of the asbestos litigation liability under terms established in 2003.

Our asbestos litigation liability was estimated to be $682 million at December 31, 2009, compared with an estimate of $662 million at December 31, 2008. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the proposed plan is ultimately effective, and a portion of the obligation fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

See Legal Proceedings for additional information about this matter.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity earnings of affiliated companies, net of impairments (in millions):

	Years ended December 31,
	2009	2008	2007

Samsung Corning Precision	$1,115	$927	$596
Dow Corning	287	369	345
Samsung Corning			(42)
All other	33	62	84
Total equity earnings	$1,435	$1,358	$983

The increase in equity earnings of affiliated companies in 2009 was driven by Samsung Corning Precision when compared to the same period last year. Equity earnings at Samsung Corning Precision reflected increased volume, manufacturing efficiency gains, and the positive impact of $187 million from movements in foreign exchange rates, offset somewhat by lower pricing when compared to 2008.

The 2008 increase in equity earnings of affiliated companies reflected strong sales and earnings performance at both Samsung Corning Precision and Dow Corning when compared to 2007.

The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of the performance of the Display Technologies segment and in All Other.

The decline in equity earnings from Dow Corning in 2009 was primarily due to lower sales and restructuring charges at Dow Corning, offset somewhat by the impact of excess foreign tax credits on foreign dividends when compared to the previous year. Sales at Dow Corning declined 7% in 2009 when compared to the prior year and included volume declines in Dow Corning’s traditional silicone businesses that were offset somewhat by an increase in volume at Hemlock Semiconductor Corporation (Hemlock), Dow Corning’s consolidated subsidiary that makes high purity polycrystalline for the semiconductor and solar industries. Sales of Dow Corning’s traditional silicone businesses reflected the impact of the economic downturn in 2009. Sales at Hemlock increased in 2009, driven by improvements in sales for solar applications when compared to 2008. Movements in foreign exchange rates did not significantly impact equity earnings from Dow Corning.

Dow Corning’s 2008 performance was driven by sales growth in its traditional silicone product lines and at Hemlock. Dow Corning sales grew 10% in 2008 with the largest growth at Hemlock. Sales of Dow Corning’s traditional silicone product lines were also higher when compared to 2007. Net income at Dow Corning, and Corning’s resulting equity earnings from Dow Corning, increased 7% in 2008 when compared to 2007, reflecting the growth in net sales along with the positive impact from both a change in depreciation method and a change in the useful lives of certain fixed assets, offset in part by an other-than-temporary impairment for certain securities of Fannie Mae and Freddie Mac. Our share of this impairment was $18 million.

Sales at Dow Corning in 2010 are expected to increase greater than 10% when compared to 2009, driven by higher sales of silicone products and an increase in sales at Hemlock. When compared to 2009, equity earnings of Dow Corning are expected to improve in 2010 offset somewhat by an increase in costs for additional capacity. In the first quarter of 2010, equity earnings from Dow Corning are expected to be down when compared to the fourth quarter of 2009, driven by seasonably lower sales at Hemlock.

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

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2009	2008	2007

Royalty income from Samsung Corning Precision	$232	$184	$141
Foreign currency exchange and hedge (losses) / gains	(54)	(112)	29
Net realized losses of available-for-sale securities	(2)	(53)	(6)
Loss on sale of Steuben glass business		(14)
Gain on sale of Corning’s submarine cabling business			19
Loss on repurchase of debt, net			(15)
Net (income) loss attributable to noncontrolling interests	(6)	1	(3)
Other, net	3	(28)	(21)
Total	$173	$(22)	$144

Income Before Income Taxes

In addition to the items identified under Gross Margin, Restructuring, Impairment and Other Charges and (Credits), Asbestos Litigation (Credit) Charges, and Other (Expense) Income, Net, movements in foreign exchange rates also impacted results for the years presented. In 2009, Income Before Income Taxes included $414 million from the positive impact of movements in foreign exchange rates when compared to 2008. In 2008, Income Before Income Taxes, included $35 million for the positive impact of movements in foreign exchange rates when compared to the previous year.

Provision for Income Taxes

Our (benefit) provision for income taxes and the related effective income tax rates were as follows (in millions):

	Years ended December 31,
	2009	2008	2007
(Benefit) provision for income taxes	$(74)	$(2,375)	$121
Effective income tax (benefit) rate	(3.8)%	(82.4)%	5.3%

The effective income tax rate for 2009 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of the U.S. Research and Experimentation tax credit for years 2005-2009;
•	The benefit of recording additional deferred taxes for the tax exempt subsidy attributable to our OPEB liability; and
•	The impact of the net increase in valuation allowances due to changes in judgment on the realizability of certain state and foreign deferred tax assets.

The effective income tax (benefit) rate for 2008 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $2.5 billion of valuation allowances attributable to a change in judgment about the realizability of U.S. deferred tax assets in future years, described below;
•	The impact of not recording net tax expense on income generated in the U.S.;
•	The impact of equity in earnings of affiliated companies;

•	The benefit of tax holidays and investment and other credits in foreign jurisdictions; and
•	A $40 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.

The effective income tax rate for 2007 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The impact of not recording net tax expense on income generated in the U.S.;
•	The release of valuation allowances on foreign deferred tax assets;
•	The impact of equity in earnings of affiliated companies; and
•	The benefit of tax holidays in foreign jurisdictions.

Prior to 2007, we recorded valuation allowances against our U.S. deferred tax assets as a result of significant losses in the U.S. In 2007, we generated income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of the valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income.

As more fully described in Note 6 (Income Taxes) to the Consolidated Financial Statements, all of our U.S. deferred tax assets had full valuation allowances until the second quarter of 2008. At that time, we concluded that it was more likely than not that we would realize substantially all of our U.S. deferred tax assets because we expect to generate sufficient levels of income in the U.S. As a result, we released $2.4 billion of valuation allowances on our U.S. deferred tax assets in the second quarter of 2008. We considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed.

The evaluation of the realizability of deferred tax assets is inherently subjective. Following are the key items that provided positive evidence to support the release of the valuation allowance for a large portion of our deferred tax assets in the second quarter of 2008:

•	Positive pre-tax income in the U.S. for the first half of 2008 and the preceding year;
•	The impact of positive results in the Display Technologies operating segment and the royalty income generated from the foreign locations in this segment;
•	The number of years remaining to utilize our net operating loss carryforwards; and
•	Increased confidence in our longer-term forecasted income levels, which were supported by detailed sensitivity analyses.

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

U.S. profits of approximately $8.3 billion dollars will be required to fully realize the deferred tax assets as of December 31, 2009. Of that amount, $3.6 billion of U.S. profits will be required over the next 16 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards.

In 2008 and 2007, we generated income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of our existing valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of the valuation allowances, and thus not recording tax expense on income generated in the U.S., was a reduction in our effective tax rate of 8.6 and 8.1 percentage points for 2008 and 2007, respectively.

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of December 31, 2009, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of U.S. and foreign deferred tax assets that had valuation allowances at December 31, 2009 and 2008 was $245 million and $230 million, respectively.

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested. We currently provide U.S. income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2009, U.S. taxes have not been provided on approximately $7.3 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

In 2004, we recorded valuation allowances against our entire German deferred tax assets due to losses in recent years. In 2007, due to sustained profitability and positive earnings projections for our overall German operations, we concluded that it is more likely than not that the German national deferred tax assets are realizable and that the related valuation allowance was no longer required. The impact of the releases of the valuation allowances on our effective rate is a reduction in the rate of 7.1 percentage points for 2007.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2013 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 7.3, 5.3 and 6.9 percentage points for 2009, 2008 and 2007, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

See Note 6 to the Consolidated Financial Statements for further details regarding income tax matters.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):

	Years ended December 31,
	2009	2008	2007

Net income attributable to Corning Incorporated	$2,008	$5,257	$2,150
Basic earnings per common share	$1.30	$3.37	$1.37
Diluted earnings per common share	$1.28	$3.32	$1.34
Shares used in computing per share amounts
Basic earnings per common share	1,550	1,560	1,566
Diluted earnings per common share	1,568	1,584	1,603

OPERATING SEGMENTS

Effective January 1, 2008, Corning changed its internal reporting structure to better reflect the Company’s focus on new business development and later-stage research projects and to provide more transparency on our Specialty Materials operating segment. As a result, our segment reporting includes the following changes that are in accordance with the requirements for disclosures about segments:

•	We have provided separate financial information for the Specialty Materials operating segment. This operating segment was previously included in All Other.
•

Certain later-stage development projects, such as advanced flow reactors and green lasers, meet the criteria for operating segments and are included in All Other. Spending for these projects was previously part of Exploratory Research and was reported in the reconciliation of reportable segment net income to total net income.

•

Certain other new product lines meet the criteria for operating segments and are included in All Other. Spending related to these businesses was previously included in our Life Sciences and Display Technologies operating segments.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We included the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP). Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Effective January 1, 2009, we began providing U.S. income tax expense (or benefit) on U.S. earnings (losses) due to the change in our conclusion about the realizability of our U.S. deferred tax assets in 2008. As a result of the change in our tax position, we adjusted the allocation of taxes to our operating segments in 2009 to reflect this difference. The impact of changing our allocation methodology was not significant.

Display Technologies

(dollars in millions):

				% change
	2009	2008	2007	09 vs. 08	08 vs. 07

Net sales	$2,426	$2,724	$2,613	(11)	4
Equity earnings of affiliated companies	$1,102	$916	$596	20	54
Net income	$1,992	$2,221	$2,015	(10)	10

2009 vs. 2008

The decrease in net sales in 2009, reflected price declines of 19% and a decline in volume of 2% (measured in square feet of glass sold) offset somewhat by the positive impact of $228 million from movements in foreign exchange rates. Net sales of this segment are denominated in Japanese yen and, as a result, are susceptible to movements in the U.S. dollar-Japanese yen exchange rate. When compared to last year, the volume decline in 2009 occurred largely in the first quarter of 2009 and reflected a number of industry dynamics. Because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry is a key factor in Corning’s volume. During the second half of 2008, the LCD market experienced a supply chain contraction that worsened as global economic conditions deteriorated and demand rapidly declined. We believe the industry supply chain contraction ended in the first quarter of 2009, followed by replenishment in the second quarter. Over the remainder of 2009, we saw demand levels for LCD glass increase in comparison to first quarter levels. In the fourth quarter of 2009, net sales increased 84% when compared to the same period last year and 6% when compared to the third quarter of 2009. With increasing demand over the course of 2009, we strategically restarted some capacity that had been temporarily idled towards the end of last year.

In the third quarter of 2009, an earthquake in Shizuoka, Japan halted production at the Company’s LCD glass manufacturing facility located there. In the fourth quarter of 2009, production at the Company’s LCD glass manufacturing facility in Taichung, Taiwan was impacted by a power disruption. Incremental production capacity and the ability to resume some manufacturing in our affected facilities helped to ease the impact of both disruptions and support LCD glass shipments. We believe our market share was negatively impacted because our capacity was lower during a period when demand remained robust. The Company incurred approximately $30 million of costs for accelerated depreciation charges and asset write-offs from these events.

In 2009, equity earnings of Samsung Corning Precision reflected the positive impact of $187 million from movements in foreign exchange rates and an increase in volume of 35% offset somewhat by price declines of 20% when compared to the same period last year. Equity earnings from Samsung Corning Precision are impacted by movements in both the U.S. dollar - Japanese yen and U.S. dollar - Korean won exchange rates. Results of Samsung Corning Precision reflected improvements in the overall LCD glass market which grew approximately 20% in 2009 when compared to previous year. The economic recession has had a greater impact on our wholly-owned business in Taiwan than on Samsung Corning Precision. Since Taiwanese panel makers do not have strong brand recognition, they are the first to experience supply chain corrections and slower to benefit from improvements in demand.

When compared to 2008, the decline in net income in 2009 was primarily due to the impact of volume and price declines, costs associated with the earthquake in Japan, and restructuring charges in the first quarter of 2009. These items were offset somewhat by $342 million from the positive impact of movements in foreign exchange rates and stronger equity earnings. Net income of this segment in 2009 included $31 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Net income also includes royalty income from Samsung Corning Precision, which was higher in 2009 when compared to last year reflecting the improvements in sales volume at Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 7 (Investments) to the Consolidated Financial Statements for more information about related party transactions.

2008 vs. 2007

The net sales increase for the Display Technologies segment in 2008 resulted from a slight improvement in volume (measured in square feet of glass sold) along with a $294 million positive impact from movements in foreign exchange rates, offset by price declines of 7% when compared to 2007. Net sales of this segment are denominated in Japanese yen and, as a result, are susceptible to movements in the U.S. dollar - Japanese yen exchange rate. In the first half of 2008, glass volume of this segment increased by 37%, when compared to the same period in 2007 driven by LCD television market growth and demand for LCD monitors and notebook computers. In the second half of 2008, as a result of worsening global economic conditions, our LCD glass volume declined by 27% when compared to the second half of 2007. The largest decline in our glass volume occurred in the fourth quarter when volume fell about 50% when compared to the prior year.

The overall LCD glass market grew approximately 15% in 2008. Growth rates by region differed dramatically, resulting in volume in our wholly-owned business increasing only 1% while volume at Samsung Corning Precision in Korea increased 28% compared to 2007. The lower growth rate in our wholly-owned business was caused in part by a decline in volume in Taiwan, particularly in the second half of the year, and reflected a number of key market dynamics. As described above, Taiwanese panel makers do not have as strong of brand recognition with consumers as do Korean and Japanese panel makers. In addition, a number of Taiwanese panel makers were providing capacity to customers that also produce their own LCD panels, and as demand has slowed, purchases of this excess capacity declined. Fluctuating exchange rates also appear to have made Korean panel makers more competitive during the industry downturn in 2008. Finally, we believe the Taiwanese panel makers had to reduce production to align their inventory levels with lower demand.

When compared to 2007, net income for 2008 was up 10% primarily due to improvements in equity earnings from Samsung Corning Precision and the positive impact of movement in foreign exchange rates. These improvements were offset somewhat by lower volume and price declines in Corning’s wholly-owned business. During the first half of 2008, operating performance at Corning’s wholly-owned business benefited from manufacturing facilities that were running at or near capacity. As demand leveled off in the third quarter and then sharply declined in the fourth quarter, we temporarily idled certain production assets. These actions resulted in accelerated depreciation for glass tanks that were taken out of production earlier than planned. By the end of 2008, more than half of the manufacturing capacity in our wholly-owned business was temporarily idled.

Equity earnings from Samsung Corning Precision’s LCD business for 2008 increased by 54% when compared to 2007, due to volume gains of 28%, improved manufacturing performance, and the positive impact of movements in foreign exchange rates offset somewhat by price declines of 9%. Samsung Corning Precision experienced a similar, but less severe, decline in second half performance. At the end of 2008, Samsung Corning Precision had idled approximately 25% of its capacity. Equity earnings for 2008 were positively impacted by approximately $210 million due to movements in foreign exchange rates when compared to 2007.

Other Information

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For 2009 and 2008, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 62% and 65%, respectively, of total segment sales when combined. Our customers face the same global economic dynamics as we do in this market. We believe panel makers in Taiwan have been more significantly impacted by the economic downturn given their relative size when compared to Korean panel makers who have a stronger presence in the end market for LCD products. While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. In 2009 and 2008, sales to two LCD panel makers located in Korea accounted for 93% and 94%, respectively, of Samsung Corning Precision sales.

Corning has invested heavily to expand capacity to meet the demand for LCD glass substrates. In 2009, 2008 and 2007, capital spending in this segment was $552 million, $1.4 billion, and $883 million, respectively. We expect capital spending for 2010 to be approximately $250 million to $350 million.

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment would supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During 2009, 2008 and 2007, we issued $253 million, $266 million, and $231 million, respectively, in credits that were applied to customer receivable balances when payments were due. In the event customers do not purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of our customers’ deposits. Refer to Note 11 (Other Liabilities) to the Consolidated Financial Statements for additional information.

Outlook:

We expect the overall LCD glass market in 2010, measured in square feet of glass, will increase by approximately 14% to 22% when compared to 2009, resulting from increased demand for LCD televisions and computer notebook sales. We expect gross margin to expand in 2010 driven by increased volume, cost reduction, and moderate price declines. We think regional market share will stabilize although regional mix shifts as described, that benefit volume at Samsung Corning Precision more than Corning’s wholly owned business, remain possible. We will also pursue growth opportunities in China as that country’s LCD TV market continues to grow. Although the LCD supply chain has been impacted by the global recession, we believe that the long-term drivers of this market, specifically increased penetration of LCD into the total television market, increased screen size and increased televisions per household, remain intact.

In the first quarter of 2010, we expect volume at our wholly-owned business to increase 8% to 12% and volume at Samsung Corning Precision to be flat to up slightly when compared to the fourth quarter of 2009. We expect moderate price declines in the first quarter of 2010 at both our wholly-owned business and Samsung Corning Precision when compared to the fourth quarter of 2009.

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

Telecommunications

(dollars in millions):

				% change
	2009	2008	2007	09 vs. 08	08 vs. 07

Net sales:
Optical fiber and cable	$909	$920	$880	(1)	5
Hardware and equipment	768	879	899	(13)	(2)

Total net sales	$1,677	$1,799	$1,779	(7)	1

Net income	$19	$45	$118	(58)	(62)

2009 vs. 2008

In 2009, net sales of this segment decreased when compared to the same period last year and reflected declines across all of our businesses. When compared to the previous year, lower volumes in both North America and Europe were offset somewhat by higher net sales for optical fiber and cable in China as the country continues to expand its telecommunications infrastructure. Volume in North America and Europe reflected the continuing impact of the economic recession. In addition, net sales of this segment were negatively impacted by $23 million from movements in foreign exchange rates.

For 2009, the decline in net income reflected the volume impacts as described above and the impact of restructuring charges, offset somewhat by lower operating expenses resulting from restructuring actions when compared to 2008. Net income of this segment included the impact of $42 million of restructuring charges in 2009 associated with the Company’s corporate-wide restructuring plan. Actions in this segment included workforce reductions, the consolidation of manufacturing operations that resulted in the closure of two plants and the exit of some minor businesses. Movements in foreign exchange rates did not have a significant impact on the comparability of net income for the periods presented.

The Telecommunications segment has a concentrated customer base. In 2009, one customer of the Telecommunications segment accounted for 12% of total segment net sales. In 2008 and 2007, two customers of the Telecommunications segment, which individually accounted for more than 10% of total segment net sales, collectively accounted for 24% and 25%, respectively, of total segment sales when combined.

2008 vs. 2007

Net sales for the segment were up slightly over 2007 primarily due to volume gains in fiber-to-the-premises products and the positive impact of movements in foreign exchange rates. Increased sales in fiber-to-the-premises products reflected strong demand in Europe, and North America. The increase was partially offset by moderating price declines, reduced demand for copper based products in Europe and the absence of sales from Corning’s European submarine cabling business that was sold in April 2007.

Net income in 2008 included $17 million for the cost of a restructuring plan that was implemented in the fourth quarter. The decline in net income in 2008 reflected the impact of the restructuring charge, price declines, higher operating expenses, and the absence of a $19 million gain on the sale of the European submarine cabling business when compared to 2007. In 2008, movements in foreign exchange rates did not significantly impact the net income of this segment.

Outlook:

We expect net sales of the Telecommunications segment to be down in 2010, driven by a decline in demand for private and public network products, lower spending for telecommunications infrastructure in China in 2010, and lower sales due to the exit of certain businesses in 2009.

Changes in our customers’ expected deployment plans, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect sales levels. Should these plans not occur at the pace anticipated, our sales and earnings would be adversely affected. In the first quarter of 2010, we expect net sales of this segment to be down 10% to 15%, when compared to the fourth quarter of 2009, due to lower demand for private network products and fiber demand in China.

Environmental Technologies

(dollars in millions):

				% change
	2009	2008	2007	09 vs. 08	08 vs. 07
Net sales:
Automotive	$360	$458	$508	(21)	(10)
Diesel	230	253	249	(9)	2

Total net sales	$590	$711	$757	(17)	(6)

Net income	$(42)	$33	$61	(227)	(46)

2009 vs. 2008

When compared to 2008, net sales for 2009 were negatively impacted by lower automotive production caused by the global recession and subsequent inventory reductions at automotive manufacturers and dealers. In the first quarter of 2009, U.S. automotive builds were at their lowest levels since Corning entered this business. In the first half of 2009, net sales of this segment declined 40% when compared to the first half of 2008. In the second half of 2009, year-over-year net sales were up 14% when compared to the same period last year due to government incentives in China, Europe and the U.S. In addition, we believe inventories at automotive manufacturers and dealers returned to more normalized levels in the fourth quarter of 2009, which also caused increased demand. Diesel product sales in 2009 reflected the impact of the recession-driven weak freight industry in the U.S. This was offset somewhat by improved demand in the second half of 2009 as engine manufacturers prepared for next year’s stricter heavy duty diesel emission standards. Net sales in 2009 were negatively impacted by $9 million due to movements in foreign exchange rates when compared to the same period last year.

Net loss in 2009 reflected lower sales and manufacturing volume of both automotive and diesel products, offset somewhat by lower operating expenses, when compared to net income 2008. In addition, net loss of this segment in 2009 included the impact of restructuring charges. Restructuring charges for this segment totaled $28 million for the Company’s corporate-wide restructuring plan to reduce its global workforce in response to lower sales in 2009. Movements in foreign exchange rates did not significantly impact the results of this operating segment.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. Our customers and their customers are experiencing the negative impact of the automotive and freight industry downturns. For 2009, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 85% of total segment sales. For 2008 and 2007, net sales to those same three customers accounted for 81% of total segment sales. While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

2008 vs. 2007

Sales of the Environmental Technologies segment in 2008 were down 6% when compared to the previous year and reflected lower sales of automotive and diesel products, offset somewhat by favorable foreign exchange rate movements. Sales of automotive products reflected the significant decline in demand in the European and U.S. automotive industry in the second half of 2008 in line with worsening economic conditions. Diesel product sales increased due to the positive impact of movements in foreign exchange rates, offset somewhat by volume declines. Diesel product sales reflect the continued decline in the U.S. freight industry that began in late 2007. Net sales of this segment in 2008 were positively impacted by $24 million due to movements in foreign exchange rates when compared to the prior year.

Net income of this segment was down when compared to last year, due primarily to reduced sales volumes and manufacturing inefficiencies in both businesses. Net income was positively impacted by $3 million due to movements in foreign exchange rates when compared to the prior year.

Outlook:

We expect net sales of this segment to improve in 2010 driven by moderate growth in demand for automotive products. We expect to see continued strength in demand due to replenishment of dealer and supply chain inventories through the first quarter of 2010. Diesel product sales are expected to improve slightly driven by regulation tightening, but will not reflect any significant growth until the freight industry recovers and excess fleet inventory is fully utilized. When compared to the fourth quarter of 2009, net sales of this segment in the first quarter of 2010, are expected to start strongly but decline 10% in the full quarter as the rebuild of auto inventories nears completion.

Specialty Materials

(dollars in millions):

				% change
	2009	2008	2007	09 vs. 08	08 vs. 07

Net sales	$331	$372	$379	(11)	(2)
Net loss	$(54)	$(7)	$(3)	*	*

*	The percentage change calculation is not meaningful.

2009 vs. 2008

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets that include consumer electronics, display optics and components, semiconductor optics and components, aerospace and defense, astronomy, ophthalmic products, and telecommunications components.

Net sales decreased in 2009 due primarily to lower sales of semiconductor optics and components as a result of the significant market downturn when compared to the prior year. This decrease was offset somewhat by an increase in sales of Gorilla® glass, a protective cover glass that is optimized for portable display devices. Sales of Gorilla® glass have continued to increase as the Company moves to capitalize on market opportunities for this product. The net loss for 2009 resulted from the decline in net sales along with manufacturing development costs for Gorilla® glass when compared to 2008. The net loss in 2009 also included $17 million of restructuring charges for the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009, and costs associated with closing one of this segment’s manufacturing facilities. In 2009, movements in foreign exchange rates did not significantly impact the profitability of this segment.

In the Specialty Materials segment, there were no individual customers that accounted for 10% or more of this segment’s net sales for 2009.

2008 vs. 2007

When compared to the previous year, net sales were down 2% in 2008 due to a decline in sales of semiconductor materials products that were negatively impacted by the global recession, offset somewhat by increased sales of Gorilla® glass and the favorable impact of movements in foreign exchange rates. The increase in net loss for this segment was due to the decline in sales along with higher operating expenses for Gorilla® glass.

For 2008, one customer of the Specialty Materials segment accounted for 11% of total segment sales.

Outlook:

For 2010, we expect sales of this segment to increase driven by increased sales of Gorilla® glass when compared to 2009. We expect a modest increase in sales of semiconductor products as the semiconductor industry begins to improve. In the first quarter of 2010, we expect net sales to be down 10% to 15%, when compared to the fourth quarter of 2009.

Life Sciences

(dollars in millions):

				% change
	2009	2008	2007	09 vs. 08	08 vs. 07

Net sales	$366	$326	$305	12	7
Net income	$39	$53	$44	(26)	20

2009 vs. 2008

For 2009, the increase in net sales of this segment reflected sales from the acquisition of Axygen, which was completed in the third quarter of 2009, offset somewhat by volume declines in the Company’s existing life sciences products. Sales of Axygen products were approximately $36 million in the fourth quarter of 2009. For 2009, the decline in net income resulted primarily from acquisition-related costs and the impact of $8 million of restructuring charges associated with the Company’s corporate-wide restructuring plan, when compared to the 2008. Movements in foreign exchange rates did not significantly impact net sales or net income of this operating segment in 2009.

For 2009, two customers in the Life Sciences segment which individually accounted for more than 10% of total segment net sales collectively accounted for 45% of total segment sales. For 2008 and 2007, one customer accounted for 45% and 44%, respectively, of total segment sales.

2008 vs. 2007

Net sales of the Life Sciences segment for 2008 were up when compared to 2007 driven by sales growth of scientific laboratory products in all of this segment’s global markets, price increases, and $8 million from the favorable impact of movements in foreign exchange rates. Government and private spending for drug development, discovery, and production, fueled market growth in this segment. The improvement in net income in 2008 reflected the sales increases as described offset somewhat by higher operating expenses.

Outlook:

Sales of the Life Sciences segment for 2010 are expected to be up primarily due to the acquisition of Axygen when compared to 2009. In the first quarter of 2010, we expect net sales to be even with or up 5% when compared to the fourth quarter of 2009.

All Other

(dollars in millions):

				% change
	2009	2008	2007	09 vs. 08	08 vs. 07

Net sales	$5	$16	$27	(69)	(41)
Research, development and engineering expenses	$125	$163	$121	(23)	35
Equity earnings (loss) of affiliated companies	$32	$56	$18	(43)	211
Net loss	$(80)	$(168)	$(161)	*	*

*	The percentage change calculation is not meaningful.

2009 vs. 2008

All Other includes all other operating segments that do not meet the quantitative threshold for separate reporting. This group is primarily comprised of development projects, such as advanced flow reactors and synthetic green lasers, and results for new product lines, such as the Epic™ system. This segment also includes results for certain corporate investments such as Samsung Corning Precision’s non-LCD glass businesses and the results of Corsam Technologies LLC (Corsam), an equity affiliate established between Corning and Samsung Corning Precision to provide glass technology research. Refer to Note 7 (Investments) for additional information about Samsung Corning Precision and related party transactions.

The decrease in this segment’s net loss for 2009 resulted primarily from lower operating expenses as a result of restructuring actions in the first quarter of 2009, cost reduction efforts, and the impact of the change in the Company’s tax position. Net loss of this segment for 2009 included $4 million of restructuring charges associated with the Company’s corporate-wide restructuring plan.

2008 vs. 2007

In 2008, the increase in net loss reflected higher spending for new development projects and a $14 million loss on the sale of Corning’s Steuben glass business, offset somewhat by the absence of restructuring and impairment charges. In 2007, equity earnings of All Other included $40 million for our share of restructuring and impairment charges for Samsung Corning Precision’s non-LCD businesses.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure during 2009 and 2008:

•

In the first quarter of 2009, we recorded the impact of a capital lease obligation for a manufacturing facility associated with our Display Technologies segment. The balance of this obligation at December 31, 2009 was $150 million.

•

In the second quarter of 2009, we issued $250 million of 6.625% senior unsecured notes and $100 million of 7% senior unsecured notes that mature on May 15, 2019, and May 15, 2024, respectively. The net proceeds of $346 million were designated for general corporate purposes.

•

In the third and fourth quarters of 2008, we recognized $53 million of net losses on short-term investments. Net losses included other-than-temporary impairments of $26 million for securities of Lehman Brothers Holdings Inc., which filed for bankruptcy protection in mid-September, and $11 million for securities which had declined in value and been down-graded. The remaining losses resulted from the sale of asset-backed debt securities and debt securities of financial institutions as we reduced our exposure to these sectors. In addition, we classified $40 million of mortgage-backed securities from current assets to long-term assets.

•

Through the end of September 2008, we repurchased 29.5 million shares of common stock for $625 million as part of repurchase programs announced in July 2007 and July 2008. We have made no additional repurchases.

We have access to a $1.1 billion committed, unsecured, multi-currency credit facility. This credit facility expires in November 2011. The facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2009, we were in compliance with both financial covenants.

Capital Spending

Capital spending totaled $890 million, $1.9 billion and $1.3 billion in 2009, 2008 and 2007, respectively. Capital spending in 2009 was driven primarily by projects in our Display Technologies segment that were started in 2008. Capital spending in 2008 and 2007 primarily included expansion of LCD glass capacity in the Display Technologies segment and new capacity for diesel products in the Environmental Technologies segment. Our 2010 capital spending program is expected to be approximately $600 million to $700 million, but there could also be up to $300 million of additional spending for adjacent opportunities, possible capacity in China, and precious metals to support growing capacity. Approximately $250 million to $350 million will be directed toward our Display Technologies segment.

Cash Flows

Summary of cash flow data:

	Years ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$2,077	$2,128	$2,077
Net cash used in investing activities	$(1,370)	$(1,699)	$(561)
Net cash used in financing activities	$(15)	$(798)	$(539)

2009 vs. 2008

Although 2009 net income decreased significantly from 2008, operating cash flow declined only slightly. The decrease in net income resulted primarily from two non-recurring, non-cash items: the release of $2.5 billion of deferred tax asset valuation allowances and a $340 million reduction in asbestos related liabilities. When compared to 2008, operating cash flow in 2009 reflected higher pension contributions and restructuring payments, offset somewhat by an increase in cash from changes in working capital and higher dividends from equity affiliates.

Net cash used in investing activities was lower in 2009 when compared to 2008 due to lower capital expenditures in our Display Technologies segment, offset partially by the acquisition of Axygen.

Net cash used in financing activities also decreased in 2009 when compared to the prior year due to the issuance of long-term debt and the discontinuation of common stock repurchases.

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

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning’s U.S. qualified plan. At December 31, 2009, this plan accounted for 81% of our consolidated defined benefit pension plans’ projected benefit obligation and 90% of the related plans’ assets.

We have traditionally contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until some time after 2010. In 2009, we made voluntary cash contributions of $75 million to our domestic defined benefit pension plan and $5 million to our international pension plans. In 2008, we made voluntary cash contributions of $50 million to our domestic defined benefit pension plan and $2 million to our international pension plans.

In 2008, we experienced significant negative returns on our pension assets for our primary defined benefit plan as a result of deteriorating financial market conditions which increased pension expense for 2009 by $33 million. In 2009, actual investment experience on the pension assets of our primary defined benefit plan was favorable.

Although we will not be subject to any mandatory contributions in 2010, we anticipate making voluntary cash contributions of up to $230 million to our domestic and international pension plans in 2010.

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

In 2009, 2008 and 2007, we issued credit memoranda which totaled $253 million, $266 million, and $231 million, respectively. These credit amounts were applied to customer receivable balances when payments were due. Customer deposit liabilities were $104 million and $369 million at December 31, 2009 and 2008, respectively. In 2010, we expect to issue approximately $80 million in credit memoranda.

Restructuring

In 2009, we recorded charges of $228 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge included costs for severance, special termination benefits, outplacement services, asset write-offs, and the impact of a curtailment loss for postretirement benefits. Total cash expenditures associated with these actions are expected to be approximately $155 million primarily related to termination benefits.

During 2009, 2008 and 2007, we made payments of $89 million, $17 million, and $39 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the Consolidated Financial Statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	December 31,
	2009	2008

Working capital	$3,982	$2,567
Working capital, excluding cash, cash equivalents, and short-term investments	$399	$(249)
Current ratio	3.6:1	2.3:1
Trade accounts receivable, net of allowances	$753	$512
Days sales outstanding	44	43
Inventories	$579	$798
Inventory turns	5.1	4.3
Days payable outstanding (1)	36	33
Long-term debt	$1,930	$1,527
Total debt to total capital	11%	11%

(1)	Includes trade payables only.

Credit Ratings

As of February 10, 2010, our credit ratings were as follows:

RATING AGENCY	Rating long-term debt	Outlook last update

Fitch	BBB+	Stable June 29, 2007

Standard & Poor’s	BBB+	Stable July 2, 2007

Moody’s	Baa1	Negative March 24, 2009

Management Assessment of Liquidity

We ended the fourth quarter of 2009 with $3.6 billion of cash, cash equivalents and short-term investments. The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted. At December 31, 2009 about half of the consolidated amount was held outside of the U.S. Almost all of the amounts held outside of the U.S. are available for repatriation, subject to relevant tax consequences. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

In 2009, realized gains and losses on available-for-sale securities were not significant. In 2008, we recorded $53 million of net realized losses on short-term investments which represented less than 6% of our total holdings of available-for-sale securities at that time. Refer to Note 3 (Available-for-Sale Investments) to the Consolidated Financial Statements for additional information.

In July 2007, Corning’s Board of Directors approved a stock repurchase program of up to $500 million to be completed by the end of 2008. In July 2008, Corning announced that its Board of Directors and Executive Committee had approved a second stock repurchase program of up to an additional $1 billion to be completed by the end of 2009. Through December 31, 2008, we had repurchased approximately 40 million shares of common stock for $875 million under these programs. There were no repurchases in 2009.

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

Our major source of funding for 2010 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, and short term investments. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments. Corning also has access to a $1.1 billion unsecured committed credit through November 2011. If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend the credit arrangements. The existing credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2009, we were in compliance with both financial covenants.

The required leverage ratio, which measures debt to total capital, is a maximum of 50%. At December 31, 2009 and 2008, our leverage using this measure was 11%. The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times. At December 31, 2009 and 2008, our interest coverage ratio using this measure was 30.3 times and 43.5 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of December 31, 2009, we were in compliance with all such provisions.

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

Corning’s off balance sheet arrangements include the following:

•	Guarantee contracts; and
•	Variable interests held in certain unconsolidated entities.

At the time a guarantee is issued, the Company is required to recognize a liability for the fair value or market value of the obligation it assumes. In the normal course of our business, we do not routinely provide significant third-party guarantees. Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones. These guarantees have various terms, and none of these guarantees are individually significant.

Refer to Note 14 (Commitments, Contingencies, and Guarantees) to the Consolidated Financial Statements for additional information.

Corning leases certain transportation equipment from three Trusts that qualify as variable interest entities. The sole purpose of these entities is to lease transportation equipment to Corning.

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.

Corning has identified three entities that qualify as variable interest entities. None of these entities is considered to be significant to Corning’s consolidated statements of position.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

Contractual Obligations

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$58	$28	$10	$3		$17
Credit facilities for equity companies	125	25	25	25	$25	25
Stand-by letters of credit (1)	60	59	1
Loan guarantees	9					9
Subtotal of commitment expirations per period	$252	$112	$36	$28	$25	$51
Purchase obligations	$63	$37	$12	$7	$5	$2
Capital expenditure obligations (2)	217	217
Total debt (3)	1,706	72	23	21	122	1,468
Minimum rental commitments	201	41	34	28	24	74
Capital leases (3)(4)	385	16	43	13	13	300
Interest on long-term debt (5)	1,334	111	107	107	107	902
Uncertain tax positions (6)	9	3	2	2	2
Subtotal of contractual obligation payments due by period	3,915	497	221	178	273	2,746
Total commitments and contingencies	$4,167	$609	$257	$206	$298	$2,797

(1)	At December 31, 2009, $41 million of the $60 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.

(3)	At December 31, 2009, $2.0 billion was included on our balance sheet. Total debt above is stated at maturity value.
(4)	At December 31, 2009, $151 million of the $385 million represents imputed interest.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2009, $16 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $7 million of that amount will become payable.

We are required, at the time a guarantee is issued, to recognize a liability for the fair value or market value of the obligation it assumes. In the normal course of our business, we do not routinely provide significant third-party guarantees. Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones. These guarantees have various terms, and none of these guarantees are individually significant.

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

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2009 and 2008, Corning had accrued approximately $26 million (undiscounted) and $21 million (undiscounted), respectively, for its estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein. The estimates, including future projections of performance and relevant discount rates, that required us to make difficult, subjective or complex judgments follow.

Impairment of assets held for use

We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified. We review our long-lived assets in each quarter to assess whether impairment indicators are present. We must exercise judgment in assessing whether an event of impairment has occurred.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium. These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process over a very long useful life. Precious metals are reviewed for impairment as part of our assessment of long-lived assets. This review considers all of the Company’s precious metals that are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity. Precious metals are only acquired to support our operations and are not held for trading or other purposes.

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

The fair value of long-lived assets is determined using an “income approach” that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets, and also considers the fair market value of all precious metals. Some of the more significant estimates and assumptions in our analysis include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, and available external information about future trends. We believe fair value assessments are most sensitive to market growth and the corresponding impact on volume and selling prices and that these are also more subjective than manufacturing cost and other assumptions. The Company believes its current assumptions and estimates are reasonable and appropriate.

As of December 31, 2009 and 2008, we have not identified any instances where the carrying values of our long-lived assets were not recoverable. At December 31, 2009 the fair market value of precious metals was higher than our carrying value by $193 million. At December 31, 2008, the fair market value of precious metals was lower than our carrying value by $598 million. Currently these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings. There is the potential for impairment in the future if negative events significantly decrease the cash flow of our segments. Such events include, but are not limited to, a significant decrease in demand for products of our Display Technologies segment or a significant decrease in its profitability.

Impairment of goodwill

We are required to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units.

Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasting future cash flows. Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. As disclosed in Note 10 (Goodwill and Other Intangible Assets) to the Consolidated Financial Statements, Corning’s goodwill relates primarily to the Telecommunications, Specialty Materials and Life Sciences operating segments.

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

Results for the Telecommunications segment in 2009 were down when compared with 2008. We expect the worldwide telecommunications industry market to be negatively impacted by the global recession with lower sales in 2010 than in 2009. The results of our impairment tests in 2009 indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 9% was used in 2009 and 10% was used in 2008. We determined a range of discount rates between 7% and 11% would not have affected our conclusion.

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the component level, which is one level below an operating segment, because the goodwill is the result of transactions associated with certain businesses in this operating segment. Although the Specialty Materials segment had small reported losses in 2009 and 2008, we expect in the near term new products will partially offset some of the declines resulting from recent economic conditions, and we anticipate growth in new products will also improve longer-term profitability. The results of our impairment test in 2009 and 2008 indicated that the fair value of the reporting unit significantly exceeded its book value. A discount rate of 9% was used in 2009 and 10% was used in 2008. We determined a range of discount rates between 7% and 11% would not have affected our conclusion.

Life Sciences

In 2009, the Life Sciences segment recorded goodwill in connection with the acquisition of Axygen. Goodwill for the Life Sciences segment is tested at the operating segment level. We have aggregated the Life Sciences operating segment businesses into a single reporting unit for goodwill impairment testing based on the manner in which we operate our businesses.

Results in the Life Sciences segment in 2009 reflected the impact of acquisition-related costs and $8 million of restructuring charges associated with the Company’s corporate-wide restructuring plan, when compared to 2008. The results of our impairment tests in 2009 indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 8% was used in 2009. We determined a range of discount rates between 6% and 10% would not have affected our conclusion.

Restructuring charges and impairments resulting from restructuring actions

We are required to assess whether and when a restructuring event has occurred and in which periods charges related to such events should be recognized. We must estimate costs of plans to restructure including, for example, employee termination costs. Restructuring charges require us to exercise judgment about the expected future of our businesses, of portions thereof, their profitability, cash flows and in certain instances eventual outcome. The judgment involved can be difficult, subjective and complex in a number of areas, including assumptions and estimates used in estimating the future profitability and cash flows of our businesses.

Restructuring events often give rise to decisions to dispose of or abandon certain assets or asset groups which, as a result, require impairment. We are required to carry assets to be sold or abandoned at the lower of cost or fair value. We must exercise judgment in assessing the fair value of the assets to be sold or abandoned.

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

In the second quarter of 2008, we released $2.4 billion of valuation allowances because we believe it is more likely than not that we will be able to generate sufficient levels of profitability in the U.S. to realize substantially all of our U.S. deferred tax assets. A key trend included in our projections was the rate of penetration of LCD televisions driven by an increase in televisions per household, faster LCD television replacement rates, the continued decline of cathode ray tube products, and growth in emerging markets such as China. Another key trend included global demand improvements for diesel products based on the timing of new government regulations and economic growth. In the third and fourth quarters of 2008, we released an additional $70 million, and $45 million, respectively, of valuation allowances on our U.S. deferred tax assets as a result of a change in our estimate of U.S. taxable income.

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

Equity method investments

At December 31, 2009 and 2008, the carrying value of our equity method investments was $4.0 billion and $3.1 billion, respectively, with our two largest equity method investments comprising approximately 94% of the balance. We review our equity method investments for indicators of impairment on a periodic basis or if an event or circumstances change to indicate the carrying amount may be other-than-temporarily impaired. When such indicators are present, we then perform an in-depth review for impairment. An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

As of December 31, 2009 and 2008, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

Fair value measures

As required, Corning uses two kinds of inputs to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources, while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, we prioritize the inputs used to measure fair value into one of three broad levels. Characterization of fair value inputs is required for those accounting pronouncements that prescribe or permit fair value measurement. In addition, observable market data must be used when available. Corning’s major categories of financial assets and liabilities required to be measured at fair value are short-term and long-term investments and derivatives. These categories use observable inputs only and are measured using a market approach based on quoted prices in markets considered active or in markets in which there are few transactions.

Derivative assets and liabilities may include interest rate swaps and forward exchange contracts that are measured using observable quoted prices for similar assets and liabilities. In arriving at the fair value of Corning’s derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction. Amounts related to credit risk are not material.

Probability of litigation outcomes

We are required to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law, and other case-specific issues. See Part II - Item 1. Legal Proceedings for a discussion of the material litigation matters we face. The most significant matter involving judgment is the liability for asbestos litigation. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending asbestos claims, our assessment of the strength of our corporate veil defenses, and our continuing dialogue with our insurance carriers and the claimants’ representatives. The proposed asbestos resolution (Amended PCC Plan) is subject to a number of contingencies. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. The proposed Amended PCC Plan is also subject to a vote of PCC’s creditors. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Other possible liabilities

We are required to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of certain matters, including certain tax planning and environmental matters, these judgments require us to consider events and actions that are outside our control in determining whether probable or possible liabilities require accrual or disclosure. It is possible that actual results will differ from assumptions and require adjustments to accruals.

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

Pension and other postretirement employee benefits (OPEB)

Pension and OPEB costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning’s pension and other postretirement obligations and future expense.

As of December 31, 2009, the Projected Benefit Obligation (PBO) for U.S. pension plans was $2,465 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in assumption	Effect on 2010 pre-tax pension expense	Effect on December 31, 2009 PBO

25 basis point decrease in discount rate	+$5.0 million	+$64 million
25 basis point increase in discount rate	-$5.0 million	-$62 million
25 basis point decrease in expected return on assets	+$5.3 million
25 basis point increase in expected return on assets	-$5.3 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2009, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $87 million before tax, and a 25 basis point increase in the discount rate would increase stockholders’ equity by $85 million. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:

Change in assumption	Effect on 2010 pre-tax OPEB expense	Effect on December 31, 2009 APBO

25 basis point decrease in discount rate	+$1 million	+$23 million
25 basis point increase in discount rate	-$1 million	-$23 million

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

Stock compensation

Stock-based compensation expense and disclosures are dependent on assumptions used in calculating such amounts. These assumptions include risk-free discount rates, expected term of the stock based compensation instrument granted, volatility of stock and option prices, expected time between grant date and date of exercise, attrition, performance, and other factors. These assumptions require us to exercise judgment. Our estimates of these assumptions typically are based upon our historical experience, currently available market place data, and forward looking explanatory variables. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning’s future stock based compensation expense and disclosures.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 10-Q, Forms 8-K, and related comments by management which are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Euro, and Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	unanticipated disruption to equipment, facilities, or operations;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
-	loss of significant customers;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	changes in tax laws and regulations;
-	changes in accounting rules and standards;
-	the potential impact of legislation, government regulations, and other government action and investigations;
-	potential liability for losses not covered by, or in excess of, insurance;
-	temporary idling of capacity;
-	the ability to implement productivity, consolidation and cost reduction efforts, and to realize anticipated benefits;
-	restructuring actions and charges; and
-	other risks detailed in Corning’s SEC filings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

We operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rates has the following effects:

•	Exchange rate movements on financial instruments and transactions denominated in foreign currencies that impact earnings; and
•	Exchange rate movements upon conversion of net assets and net income of foreign subsidiaries for which the functional currency is not the U.S. dollar, which impact our net equity.

We have foreign currency exposure to the Japanese yen, euro, New Taiwan dollar and Korean won. We selectively enter into foreign exchange forward and option contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. These hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results. We also enter into foreign exchange forward contracts when situations arise where our foreign subsidiaries or Corning enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. We do not hold or issue derivative financial instruments for trading purposes. Corning uses derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges, along with foreign currency gains and losses arising from the underlying monetary assets or liabilities, are recorded in current period earnings in Other (Expense) Income, Net in the consolidated statements of income.

Equity in earnings of affiliated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of affiliated companies, net of impairments were $1.4 billion in 2009 and 2008 with foreign-based affiliates comprising over 78% of this amount in 2009. Equity earnings from Samsung Corning Precision totaled $1.1 billion for 2009 and $927 million for 2008. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2009, we had open forward contracts, and foreign denominated debt with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2009. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $278 million compared to $215 million at December 31, 2008. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $131 million compared to $118 million at December 31, 2008. Specific to the euro, a 10% adverse movement in quoted euro exchange rates could result in a loss in fair value of these instruments of $107 million compared to $68 million at December 31, 2008.

As we derive approximately 76% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and euro. Our forecasts generally assume exchange rates during 2010 remain constant at January 2010 levels. A plus or minus 10 point movement in the U.S. dollar - Japanese yen exchange rate would result in a change to 2010 net sales of approximately $246 million and net income of approximately $340 million. A plus or minus 10 point movement in the U.S. dollar - euro exchange rate would result in a change to 2010 net sales of approximately $34 million and net income of approximately $8 million.

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. At December 31, 2009, our consolidated debt portfolio contained less than 1% of variable rate instruments.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of Corning’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Registrant

The section entitled “Nominees for Election as Directors” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 29, 2010, is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified three members of the Audit Committee as Audit Committee Financial Experts. See sections entitled “Meetings and Committees of the Board” and “Corporate Governance Matters” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 29, 2010, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 29, 2010, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the (i) Code of Ethics for the Chief Executive Officer and Financial Executives and the (ii) Code of Conduct for Directors and Executive Officers, which supplements the Code of Conduct. These Codes have been in existence for more than ten years and govern all employees and directors. During 2009, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at www.corning.com/investor_relations/corporate_governance/codes_of_conduct.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Denise A. Hauselt, Vice President, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Directors Compensation” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2010, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2010, is incorporated by reference in this Annual Report on Form 10-K. The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2009 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions

The section entitled “Corporate Governance Matters - Related Party Policy and Procedures,” and “Corporate Governance Matters” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2010, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The sections entitled “Independent Registered Public Accounting Firm – Fees Paid to Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm - Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2010, are incorporated by reference in this Annual Report on Form 10-K.

In October 2009, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning and concurred with PwC.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Page
1. Financial statements	60
2. Financial statement schedule:
(i) Valuation accounts and reserves	108
See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

3 (i) 1	Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning’s Annual Report on Form 10-K for the year ended December 31, 2000).

3 (i) 2	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning’s Form 8-K filed on August 7, 2002).

3 (ii)	By-Laws of Corning amended to and effective as of February 4, 2009 (Incorporated by reference to Exhibit 3(ii) of Corning’s Form 10-K filed February 24, 2009.

10.1	1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

10.2	1998 Variable Compensation Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.3	1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.4	1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.5	2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

10.6	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.7	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.8	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.9	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, and Peter F. Volanakis (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed May 4, 2004).

10.10	Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed May 4, 2004).

10.11	Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed May 4, 2004).

10.12	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed May 4, 2004).

10.13	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.5 of Corning’s 10-Q filed May 4, 2004).

10.14	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning’s 10-Q filed May 4, 2004).

10.15	Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning’s 10-Q filed May 4, 2004).

10.16	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s 10-Q filed May 4, 2004).

10.17	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s 10-Q filed May 4, 2004).

10.18	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed October 28, 2004).

10.19	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed October 28, 2004).

10.20	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed October 28, 2004).

10.21	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed October 28, 2004).

10.22	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.23	Amended and Restated Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi UFJ, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; Deutsche Bank A.G. New York Branch Mizuho Corporate Bank, Ltd. and Standard Chartered Bank dated November 21, 2006 (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed November 27, 2006).

10.24	Amended 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.25	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.26	Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.27	Corning Incorporated Amended 2002 Worldwide Employee Share Purchase Plan effective September 19, 2006 (Incorporated by reference to Exhibit 10.27 of Corning’s Form 10-K filed February 25, 2007).

10.28	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 25, 2007).

10.29	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form 10-K filed February 25, 2007).

10.30	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form 10-K filed February 25, 2007).

10.31	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form 10-K filed February 25, 2007).

10.32	Director Compensation Arrangements effective February 7, 2007 (Incorporated by reference to Exhibit 10.32 of Corning’s Form 10-K filed February 25, 2007).

10.33	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).

10.34	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.34 of Corning’s Form 10-K filed February 15, 2008).

10.35	Corning Incorporated Goalsharing Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.35 of Corning’s Form 10-K filed February 15, 2008).

10.36	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning’s Form 10-K filed February 15, 2008).

10.37	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007 (Incorporated by reference to Exhibit 10.37 of Corning’s Form 10-K filed February 15, 2008).

10.38	Corning Incorporated Supplemental Pension Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.38 of Corning’s Form 10-K filed February 15, 2008).

10.39	Corning Incorporated Supplemental Investment Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.39 of Corning’s Form 10-K filed February 15, 2008).

10.40	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.40 of Corning’s Form 10-K filed February 15, 2008).

10.41	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.41 of Corning’s Form 10-K filed February 15, 2008).

10.42	Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning’s Form 10-K filed February 15, 2008).

10.43	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning’s Form 10-K filed February 15, 2008).

10.44	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning’s Form 10-K filed February 15, 2008).

10.45	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.45 of Corning’s Form 10-K filed February 15, 2008).

10.46	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.46 of Corning’s Form 10-K filed February 15, 2008).

10.47	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.47 of Corning’s Form 10-K filed February 15, 2008).

10.48	Second Amended 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit 10 of Corning’s Form 8-K filed April 25, 2008).

10.49	Amendment No. 2 to Executive Supplemental Pension Plan effective July 16, 2008 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed July 30, 2008).

10.50	Form of Corning Incorporated Non-Qualified Stock Option Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.50 of Corning’s Form 10-K filed February 24, 2009).

10.51	Form of Corning Incorporated Incentive Stock Right Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.51 of Corning’s Form 10-K filed February 24, 2009).

10.52	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants effective December 3, 2008 (Incorporated by reference to Exhibit 10.52 of Corning’s Form 10-K filed February 24, 2009).

10.53	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008 (Incorporated by reference to Exhibit 10.53 of Corning’s Form 10-K filed February 24, 2009).

10.54	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008 (Incorporated by reference to Exhibit 10.54 of Corning’s Form 10-K filed February 24, 2009).

10.55	Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.55 of Corning’s Form 10-K filed February 24, 2009).

10.56	Amendment No. 2 to Corning Incorporated Supplemental Investment Plan approved April 29, 2009 (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed July 29, 2009).

10.57	Amendment No. 2 to Deferred Compensation Plan for Directors dated April 29, 2009 (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed July 29, 2009).

10.58	Amendment No. 2 to 2006 Variable Compensation Plan dated December 2, 2009.

10.59	Form of Corning Incorporated Cash Performance Unit Agreement, effective December 2, 2009.

10.60	Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Restricted Stock Units, effective December 2, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 16, 2009 for April 30, 2009 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2009.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

(c)	Financial Statements

1. Financial Statements of Dow Corning Corporation for the years ended December 31, 2009, 2008 and 2007	110

2. Financial Statements of Samsung Corning Precision Glass Co., Ltd. for the years ended December 31, 2009, 2008 and 2007	150

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	Chairman of the Board of Directors and Chief Executive Officer	February 10, 2010
(Wendell P. Weeks)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Capacity	Date

/s/ Wendell P. Weeks (Wendell P. Weeks)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 10, 2010

/s/ James B. Flaws (James B. Flaws)	Vice Chairman of the Board of Directors and Chief Financial Officer (Principal Financial Officer)	February 10, 2010

/s/ R. Tony Tripeny (R. Tony Tripeny)	Senior Vice President - Corporate Controller (Principal Accounting Officer)	February 10, 2010

* (John Seely Brown)	Director	February 10, 2010

* (Robert F. Cummings, Jr.)	Director	February 10, 2010

* (James B. Flaws)	Director	February 10, 2010

* (Gordon Gund)	Director	February 10, 2010

* (Carlos M. Gutierrez)	Director	February 10, 2010

* (James R. Houghton)	Director	February 10, 2010

* (Kurt M. Landgraf)	Director	February 10, 2010

* (James J. O’Connor)	Director	February 10, 2010

* (Deborah D. Rieman)	Director	February 10, 2010

* (H. Onno Ruding)	Director	February 10, 2010

* (William D. Smithburg)	Director	February 10, 2010

* (Hansel E. Tookes II)	Director	February 10, 2010

* (Peter F. Volanakis)	Director	February 10, 2010

* (Mark S. Wrighton)	Director	February 10, 2010

*By	/s/ Vincent P. Hatton
(Vincent P. Hatton, Attorney-in-fact)

Corning Incorporated

2009 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 10, 2010

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2009	2008	2007

Net sales	$5,395	$5,948	$5,860
Cost of sales	3,302	3,210	3,111

Gross margin	2,093	2,738	2,749

Operating expenses:
Selling, general and administrative expenses	881	901	912
Research, development and engineering expenses	563	627	565
Amortization of purchased intangibles	10	11	10
Restructuring, impairment and other charges (credits) (Note 2)	228	19	(4)
Asbestos litigation charge (credit) (Note 7)	20	(340)	185

Operating income	391	1,520	1,081

Equity in earnings of affiliated companies (Note 7)	1,435	1,358	983
Interest income	19	85	145
Interest expense	(82)	(59)	(82)

Other-than-temporary impairment (OTTI) losses (Note 3):
Total OTTI losses	(16)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	14

Net OTTI losses recognized in earnings	(2)

Other income (expense), net	173	(22)	144

Income before income taxes	1,934	2,882	2,271
Benefit (provision) for income taxes (Note 6)	74	2,375	(121)

Net income attributable to Corning Incorporated	$2,008	$5,257	$2,150

Earnings per common share attributable to Corning Incorporated:
Basic (Note 18)	$1.30	$3.37	$1.37

Diluted (Note 18)	$1.28	$3.32	$1.34

Dividends declared per common share	$0.20	$0.20	0.10

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform to the 2009 presentation.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2009	2008

Assets

Current assets:
Cash and cash equivalents	$2,541	$1,873
Short-term investments, at fair value	1,042	943

Total cash, cash equivalents and short-term investments	3,583	2,816
Trade accounts receivable, net of doubtful accounts and allowances - $20 and $20	753	512
Inventories (Note 5)	579	798
Deferred income taxes (Note 6)	235	158
Other current assets	371	335

Total current assets	5,521	4,619

Investments (Note 7)	3,992	3,056
Property, net of accumulated depreciation - $5,503 and $5,070 (Note 9)	7,995	8,199
Goodwill and other intangible assets, net (Note 10)	676	305
Deferred income taxes (Note 6)	2,982	2,932
Other assets	129	145

Total Assets	$21,295	$19,256

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 12)	$74	$78
Accounts payable	550	846
Other accrued liabilities (Note 11)	915	1,128

Total current liabilities	1,539	2,052

Long-term debt (Note 12)	1,930	1,527
Postretirement benefits other than pensions (Note 13)	858	784
Other liabilities (Note 11)	1,373	1,402

Total liabilities	5,700	5,765

Commitments and contingencies (Note 14)
Shareholders’ equity (Note 17):
Common stock - Par value $0.50 per share; shares authorized: 3.8 billion
Shares issued: 1,617 million and 1,609 million	808	804
Additional paid-in capital	12,707	12,502
Retained earnings	3,636	1,940
Treasury stock, at cost; shares held: 64 million and 61 million	(1,207)	(1,160)
Accumulated other comprehensive loss	(401)	(643)

Total Corning Incorporated shareholders’ equity	15,543	13,443

Noncontrolling interests	52	48

Total equity	15,595	13,491

Total Liabilities and Equity	$21,295	$19,256

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform to the 2009 presentation.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$2,008	$5,257	$2,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	782	684	597
Amortization of purchased intangibles	10	11	10
Asbestos litigation	20	(340)	185
Restructuring, impairment and other charges (credits)	228	19	(4)
Loss on repurchases and retirement of debt			15
Stock compensation charges	127	118	138
Loss (gain) on sale of business		14	(19)
Undistributed earnings of affiliated companies	(680)	(812)	(493)
Deferred tax benefit	(218)	(2,585)	(95)
Restructuring payments	(89)	(17)	(39)
Customer deposits, net of (credits) issued	(253)	(266)	(126)
Employee benefit payments (in excess of) expense	(10)	(47)	(111)
Changes in certain working capital items:
Trade accounts receivable	(201)	410	(128)
Inventories	238	(136)	5
Other current assets	16	(76)	(27)
Accounts payable and other current liabilities, net of restructuring payments	56	(210)	48
Other, net	43	104	(29)

Net cash provided by operating activities	2,077	2,128	2,077

Cash Flows from Investing Activities:
Capital expenditures	(890)	(1,921)	(1,262)
Acquisitions of businesses, net of cash received	(410)	(15)	(4)
Net proceeds (payments) from sale or disposal of assets	21	19	(5)
Short-term investments - acquisitions	(1,372)	(1,865)	(2,152)
Short-term investments - liquidations	1,281	2,083	2,862

Net cash used in investing activities	(1,370)	(1,699)	(561)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(86)	(24)	(20)
Proceeds from unwind of interest rate swap agreements		65
Proceeds from issuance of long-term debt, net	346
Retirements of long-term debt			(238)
Principal payments under capital lease obligations	(10)
Proceeds from issuance of common stock, net	20	23	21
Proceeds from the exercise of stock options	24	80	109
Repurchases of common stock		(625)	(250)
Dividends paid	(312)	(313)	(158)
Other, net	3	(4)	(3)

Net cash used in financing activities	(15)	(798)	(539)

Effect of exchange rates on cash	(24)	26	82

Net increase (decrease) in cash and cash equivalents	668	(343)	1,059
Cash and cash equivalents at beginning of year	1,873	2,216	1,157

Cash and cash equivalents at end of year	$2,541	$1,873	$2,216

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform to the 2009 presentation.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

(In millions)	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2006	$791	$12,008	$(4,992)	$(201)	$(360)	$7,246	$45	$7,291
Net income			2,150			2,150	3	2,153
Foreign currency translation adjustment					165	165	2	167
Net unrealized loss on investments without credit losses					(11)	(11)		(11)
Unrealized loss on cash flow hedges					(49)	(49)		(49)
Reclassification adjustments on cash flow hedges					12	12		12
Amortized postretirement benefit plans gains and prior service costs					153	153		153

Total comprehensive income						2,420	5	2,425

Purchase of common stock for treasury				(250)		(250)		(250)
Shares issued to benefit plans and for option exercises	8	273		(12)		269		269
Dividends on shares			(158)			(158)		(158)
Other, net			(2)	(29)		(31)	(4)	(35)

Balance, December 31, 2007	$799	$12,281	$(3,002)	$(492)	$(90)	$9,496	$46	$9,542
Net income			5,257			5,257	(1)	5,256
Foreign currency translation adjustment					99	99	3	102
Net unrealized loss on investments without credit losses					(81)	(81)		(81)
Unrealized loss on cash flow hedges					(61)	(61)		(61)
Reclassification adjustments on cash flow hedges					45	45		45
Amortized postretirement benefit plans losses and prior service costs					(555)	(555)		(555)

Total comprehensive income						4,704	2	4,706

Purchase of common stock for treasury				(625)		(625)		(625)
Shares issued to benefit plans and for option exercises	6	222		(6)		222		222
Dividends on shares			(313)			(313)		(313)
Other, net	(1)	(1)	(2)	(37)		(41)		(41)

Balance, December 31, 2008	$804	$12,502	$1,940	$(1,160)	$(643)	$13,443	$48	$13,491
Net income			2,008			2,008	6	2,014
Foreign currency translation adjustment					166	166		166
Net unrealized gain on investments without credit losses					44	44		44
Unrealized gain on investments with credit losses					9	9		9
Unrealized gain on cash flow hedges					92	92		92
Reclassification adjustments on cash flow hedges					(53)	(53)		(53)
Amortized postretirement benefit plans losses and prior service costs					(16)	(16)		(16)

Total comprehensive income						2,250	6	2,256

Shares issued to benefit plans and for option exercises	4	203		(36)		171		171
Dividends on shares			(312)			(312)		(312)
Other, net		2		(11)		(9)	(2)	(11)

Balance, December 31, 2009	$808	$12,707	$3,636	$(1,207)	$(401)	$15,543	$52	$15,595

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

1.	Summary of Significant Accounting Policies

Organization

Corning Incorporated is a provider of high-performance glass for LCD televisions, computer monitors, and other information display applications; optical fiber and cable and hardware and equipment products for the telecommunications industry; ceramic substrates for gasoline and diesel engines in automotive and heavy duty vehicle markets; laboratory products for the scientific community and specialized polymer products for biotechnology applications; advanced optical materials for the semiconductor industry and the scientific community; and other technologies. In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S. (U.S. GAAP) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which Corning exercises control and, when applicable, entities for which Corning has a controlling financial interest.

The equity method of accounting is used for investments in affiliated companies that are not controlled by Corning and in which our interest is generally between 20% and 50% and we have significant influence over the entity. Our share of earnings or losses of affiliated companies, in which at least 20% of the voting securities is owned and we have significant influence but not control over the entity, is included in consolidated operating results.

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

Effective September 30, 2009, the Financial Accounting Standards Board (FASB) established The FASB Accounting Standards Codification™ (ASC) as the source of authoritative accounting to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Except for newly issued standards that have not been codified, references to codified literature have been updated to reflect this change.

Corning evaluates all events or transactions that occur after the balance sheet date through the date of issuance of our financial statements. For the year ended December 31, 2009, subsequent events were evaluated through February 10, 2010.

Effective January 1, 2009, the Company, as required, adopted U.S. GAAP requirements for reporting noncontrolling interests in financial statements. A noncontrolling interest, previously called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under the new standard, noncontrolling interests in subsidiaries are now included as a component of equity in the consolidated statements of financial position. This guidance also provides the required accounting treatment for changes in ownership of noncontrolling interests. As required, the related presentation and disclosure provisions have been applied retrospectively. For all years presented, amounts attributable to noncontrolling interests were not significant and therefore, are not presented separately on the consolidated statements of income. These amounts, which have been included in “Other income (expense), net,” are provided below.

Effective January 1, 2009, the Company changed the presentation of equity in earnings of affiliated companies in the Consolidated Statements of Income from below “Benefit (provision) for income taxes” to above “Income before income taxes.” The change in presentation reflects the strategic nature and economic importance of the Company’s investments accounted for under the equity method of accounting. There was no effect on the Company’s consolidated results of operation, financial condition, or cash flows as a result of this change.

1.	Summary of Significant Accounting Policies (continued)

Effective April 1, 2009, the Company, as required, adopted the following which resulted from the issuance of new fair value accounting standards under U.S. GAAP:

•	We changed the method for determining whether an other-than temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings;
•	We adopted new guidance for addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed; and
•	If applicable, we will provide required disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The impact of adopting these fair value standards was not significant.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements include restructuring and other charges and credits, allowances for doubtful accounts receivable, estimates of fair value associated with goodwill and long-lived asset impairment tests, estimates of the fair value of assets held for disposal, estimates of fair value of investments, environmental and legal liabilities, warranty liabilities, income taxes and deferred tax valuation allowances, the determination of discount and other rate assumptions for pension and other postretirement employee benefit expenses and the determination of the fair value of stock based compensation involving assumptions about termination rates, stock volatility, discount rates, and expected time to exercise. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Revenue Recognition

Revenue for sales of goods is recognized when a firm sales agreement is in place, delivery has occurred and sales price is fixed or determinable and collectability is reasonably assured. If customer acceptance of products is not reasonably assured, sales are recorded only upon formal customer acceptance. Sales of goods typically do not include multiple product and/or service elements.

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

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2009	2008	2007

Royalty income from Samsung Corning Precision	$232	$184	$141
Foreign currency exchange and hedge (losses) / gains	(54)	(112)	29
Net realized losses of available-for-sale securities	(2)	(53)	(6)
Loss on sale of Steuben glass business		(14)
Gain on sale of Corning’s submarine cabling business			19
Loss on repurchase of debt, net			(15)
Net (income) loss attributable to noncontrolling interests	(6)	1	(3)
Other, net	3	(28)	(21)
Total	$173	$(22)	$144

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $465 million in 2009, $510 million in 2008, and $446 million in 2007.

1.	Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

Corning’s stock-based compensation programs include employee stock option grants, time-based restricted stock awards, time-based restricted stock units, performance-based restricted stock awards, performance-based restricted stock units, and the Worldwide Employee Share Purchase Plan, as more fully described in Note 19 (Share-based Compensation). On January 1, 2006, the Company began expensing share-based payments using the “prospective adoption” transition method allowed under U.S. GAAP. Following the prospective adoption transition method, prior periods were not restated. We applied the stated and nominal vesting period attribution approach for any share-based awards granted prior to January 1, 2006. The Company elected the alternative transition method for calculating the tax effects of employee share-based compensation awards that were outstanding at January 1, 2006. All awards granted prior to January 1, 2006 were fully amortized as of December 31, 2009.

The cost of stock-based compensation awards is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards earned over the vesting period, except as noted below. Corning estimates the fair value of stock based awards using a lattice-based option valuation model, which incorporates assumptions including expected volatility, dividend yield, risk-free rate, expected time to exercise and departure rates.

Under U.S. GAAP, an award is considered vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Prior to December 1, 2008, the terms and conditions of Corning’s stock option agreement specified that employees continue to vest in option awards after retirement without providing any additional services. For awards granted from January 1, 2006 to December 1, 2008, compensation cost was recognized immediately for awards granted to retirement eligible employees. For employees who become retirement eligible during the vesting period, expense is recognized evenly from the grant date to the date of retirement eligibility.

On December 1, 2008, Corning amended the terms and conditions of its stock option agreement for awards to retirement eligible employees. Under the terms of this agreement, awards are earned ratably each month the employee provides service over the twelve months following the grant date, and the related compensation expense is recognized over this twelve month service period or over the period from the grant date to the date retirement eligibility is achieved, whichever is longer.

Refer to Note 19 (Share-based Compensation).

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

1.	Summary of Significant Accounting Policies (continued)

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2009	2008	2007
Non-cash transactions:
Issued credit memoranda for settlement of customer receivables (1)	$253	$266	$231
Capital leases	$162	$6	$44
Accruals for capital expenditures	$217	$525	$244
Cash paid for interest and income taxes:
Interest (2)	$116	$100	$113
Income taxes, net of refunds received	$164	$287	$153

(1)	Amounts represent credits applied to customer receivable balances for customers that made advance cash deposits under long-term purchase and supply agreements.
(2)	Included in this amount are approximately $29 million, $31 million, and $19 million of interest costs that were capitalized as part of property, net in 2009, 2008 and 2007, respectively.

Short-Term Investments

Our short-term investments consist of available-for-sale securities that are stated at fair value. Consistent with Corning’s cash investment policy, our short-term investments consist primarily of fixed-income securities. Preservation of principal is the primary principle of our cash investment policy that is carried out by limiting interest rate, reinvestment, security, quality and event risk. Our investments are generally liquid and all are investment grade quality. The portfolio is invested predominantly in U.S. Treasury securities. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized. Realized gains and losses are recorded in other income (expense), net.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of the related receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the above criteria. The remainder of the reserve is based on management’s estimates and takes into consideration the length of time receivables are past due, historical trends, market conditions, and the composition of the Company’s customer base.

Environmental Liabilities

The Company accrues for its environmental investigation, remediation, operating, and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, current laws and regulations and prior remediation experience. For sites with multiple potential responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded related to the insurance reimbursement when reimbursement is virtually certain. The uncertain nature inherent in such remediation and the possibility that initial estimates may not reflect the final outcome could result in additional costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 2 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs and Note 9 (Property, Net of Accumulated Depreciation) related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

1.	Summary of Significant Accounting Policies (continued)

Included in the subcategory of equipment are the following types of assets:

Asset type	Range of useful life

Computer hardware and software	3 to 7 years
Manufacturing equipment	2 to 15 years
Furniture and fixtures	5 to 10 years
Transportation equipment	5 to 20 years

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either operating segments or one level below the operating segment. Goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. Refer to Note 10 (Goodwill and Other Intangible Assets) for additional information.

Other intangible assets include patents, trademarks, and other intangible assets acquired from an independent party. Such intangible assets have a definite life and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 50 years.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. When impairment indicators are present, we compare estimated undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the assets’ carrying value to determine if the asset group is recoverable. The fair value of long-lived assets is determined using an “income approach” that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets, and also considers the fair market value of all precious metals. We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If there is an impairment, a loss is recorded to reflect the difference between the assets’ fair value and carrying value.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carry forwards and for differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

1.	Summary of Significant Accounting Policies (continued)

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

Equity Method Investments

Our equity method investments, as required, are reviewed for impairment on a periodic basis or if an event occurs or circumstances change that indicate the carrying amount may be impaired. This assessment is based on a review of the equity investments’ performance and a review of indicators of impairment to determine if there is evidence of a loss in value of an equity investment. Factors we consider include:

•	Absence of our ability to recover the carrying amount;
•	Inability of the equity affiliate to sustain an earnings capacity which would justify the carrying amount of the investment; and
•	Significant litigation, bankruptcy or other events that could impact recoverability.

For an equity investment with impairment indicators, we measure fair value on the basis of discounted cash flows or other appropriate valuation methods, depending on the nature of the company involved. If it is probable that we will not recover the carrying amount of our investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly. We require our equity method affiliates to provide audited financial statements in accordance with U.S. GAAP. Consequently, required assessments of asset recoverability are included in their results. We also include these financial statements in our recoverability assessment.

Fair Value of Financial Instruments

As prescribed by U.S. GAAP, major categories of financial assets and liabilities, including short-term investments, other assets and derivatives are measured at fair value on a recurring basis. Certain assets and liabilities including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis.

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Derivative Instruments

We participate in a variety of foreign exchange forward contracts and foreign exchange option contracts entered into in connection with the management of our exposure to fluctuations in foreign exchange rates. These financial exposures are managed in accordance with corporate policies and procedures.

1.	Summary of Significant Accounting Policies (continued)

All derivatives are recorded at fair value on the balance sheet. Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are recorded in accumulated other comprehensive income (loss). Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings. This reclassification is recorded in the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, royalties, or cost of sales. Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by the change in the fair value of the hedged item. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings in the other income line of the consolidated statement of operations.

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other comprehensive income (loss) as part of the foreign currency translation adjustment.

Variable Interest Entities

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed under U.S. GAAP. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.

Corning has performed the required assessments and has identified three entities as being variable interest entities. None of these entities are considered to be significant to Corning’s consolidated statements of position.

New Accounting Standards

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (SFAS 167). In December 2009, the FASB amended their codification for SFAS 167 to Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 revises the consolidation guidance for variable interest entities and modifies the approach for determining the primary beneficiary of a variable interest entity (VIE). Under ASU 2009-17, the primary beneficiary is the variable interest holder that has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, ASU 2009-17 provides guidance on shared power and joint venture relationships, removes the scope exemption for qualified special purpose entities, revises the definition of a VIE, and requires additional disclosures. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

2.	Restructuring, Impairment and Other Charges (Credits)

2009 Actions

Corning recorded net charges of $228 million in 2009. A summary of the charges follows:

•

We recorded a charge of $228 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge included costs for severance, special termination benefits, outplacement services, asset disposal costs, and the impact of a $32 million curtailment loss for postretirement benefits in 2009. Total cash expenditures associated with this plan are expected to be approximately $155 million with the majority of spending completed in 2010.

2.	Restructuring, Impairment and Other Charges (Credits) (continued)

The following table summarizes the restructuring, and other charges and (credits) as of and for the year ended December 31, 2009 (in millions):

	Reserve at January 1, 2009	Charges	Non-cash settlements	Cash payments	Reserve at December 31, 2009

Restructuring:
Employee related costs	$17	$203	$(54)	$(86)	$80
Other charges (credits)	17	6		(3)	20

Total restructuring activity	$34	$209	$(54)	$(89)	$100

Impairment of long-lived assets:
Assets to be disposed of		$19

Total impairment charges		$19

Total restructuring, impairment and other charges		$228

The year-to-date cost of these plans for each of our reportable operating segments was as follows (in millions):

Operating segment	Employee- related and other costs
Display Technologies	$31
Telecommunications	42
Environmental Technologies	28
Specialty Materials	17
Life Sciences	8
Corporate and All Other	102
Total restructuring, impairment and other charges	$228

2008 Actions

Corning recorded net charges of $19 million in 2008. A summary of the charges and credits follows:

•	We recorded a charge of $22 million, which was comprised primarily of severance costs for a restructuring plan in the Telecommunications segment.
•	We recorded net credit adjustments of $3 million for revisions to existing restructuring plans.

The following table summarizes the restructuring, and other charges and (credits) as of and for the year ended December 31, 2008 (in millions):

		Year ended December 31, 2008
	Reserve at Jan. 1, 2008	Charges	Revisions to existing plans	Net charges	Non-cash settlements	Cash payments	Reserve at Dec. 31, 2008
Restructuring:
Employee related costs	$12	$22	$(3)	$19	$(2)	$(12)	$17
Other charges (credits)	22					(5)	17
Total restructuring activity	$34	$22	$(3)	$19	$(2)	$(17)	$34

2.	Restructuring, Impairment and Other Charges (Credits) (continued)

2007 Actions

In 2007, Corning recorded net credit adjustments of $4 million for revisions to existing restructuring plans.

The following table summarizes the restructuring, impairment, and other charges and (credits) as of and for the year ended December 31, 2007 (in millions):

	Reserve at Jan. 1, 2007	2007 Revisions to existing plans	Cash payments	Reserve at Dec. 31, 2007

Restructuring:
Employee related costs	$40		$(28)	$12
Other charges (credits)	36	$(3)	(11)	22

Total restructuring activity	$76	$(3)	$(39)	$34

Impairment of long-lived assets:
Assets to be held and used		$(1)

Total impairment activity		$(1)

Total restructuring, impairment and other credits		$(4)

3.	Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	Amortized cost December 31,		Fair value December 31,
	2009	2008	2009	2008
Bonds, notes and other securities:
U.S. government and agencies	$973	$733	$975	$737
Asset-backed securities		6		5
Other debt securities	66	210	67	201
Total short-term investments	$1,039	$949	$1,042	$943
Asset-backed securities	$75	$87	$42	$40
Total long-term investments	$75	$87	$42	$40

Long-term investment securities are comprised of asset-backed securities with a fair value of $42 million at December 31, 2009. We do not intend to sell, nor do we believe it is more likely than not that we would be required to sell, the $75 million amortized cost-basis of these asset-backed securities (which are collateralized by mortgages) before recovery of their amortized cost basis. It is possible that a significant degradation in the delinquency or foreclosure rates in the underlying assets could cause further temporary or other-than-temporary impairments in the future.

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2009 (in millions):

Less than one year	$ 921
Due in 1-5 years	114
Due in 5-10 years	0
Due after 10 years (1)	49
Total	$1,084

(1)	Included in the maturity table is $42 million of asset-based securities that mature over time and are being reported at their final maturity dates.

3.	Available-for-Sale Investments (continued)

The following table provides the fair value and gross unrealized losses of the Company’s investments and unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 (in millions):

	Period ended December 31, 2009
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Bonds, notes and other securities
U.S. government and agencies	$320	$0			$320	$0
Asset-backed securities
Other debt securities
Total short-term investments	$320	$0			$320	$0
Asset-backed securities			$42	$(33)	$42	$(33)
Total long-term investments			$42	$(33)	$42	$(33)

	December 31,
	2009	2008		2007
Gross realized gains	$2	$6		$2
Gross realized losses	$(6)	$(59	)(1)	$(8)

(1)	Realized losses in 2008 include other-than-temporary impairments of $37 million for financial industry securities and $22 million of losses from the sale of asset-backed debt securities and debt securities of financial institutions as Corning reduced its exposure to these sectors.

A reconciliation of the changes in credit losses recognized in earnings for the year ended December 31, 2009 (in millions):

Beginning balance of credit losses, April 1, 2009	$0
Additions for credit losses not previously recognized in earnings	2
Ending balance of credit losses, December 31, 2009	$2

The $2 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. These credit losses are limited to asset-backed securities in our investment portfolio.

Proceeds from sales and maturities of short-term investments totaled $1.3 billion, $2.1 billion, and $2.9 billion in 2009, 2008, and 2007, respectively.

4.	Significant Customers

For 2009, 2008, and 2007, Corning’s sales to AU Optronics Corporation, a customer of our Display Technologies segment, represented 13%, 11%, and 12%, respectively, of the Company’s consolidated net sales. For 2008, Corning’s sales to Chi Mei Optoelectronics Corporation, another customer of our Display Technologies segment, represented 10% of the Company’s consolidated net sales.

5.	Inventories

Inventories comprise the following (in millions):

	December 31,
	2009	2008
Finished goods	$175	$293
Work in process	113	197
Raw materials and accessories	114	120
Supplies and packing materials	177	188
Total inventories	$579	$798

6.	Income Taxes

Income before income taxes follows (in millions):

	Years ended December 31,
	2009	2008	2007

U.S. companies	$202	$801	$586
Non-U.S. companies	1,732	2,081	1,685
Income before income taxes	$1,934	$2,882	$2,271

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$(8)	$4
State and municipal			$2
Foreign	152	206	214
Deferred:
Federal	(115)	(2,350)
State and municipal	34	(215)	(3)
Foreign	(137)	(20)	(92)
(Benefit) provision for income taxes	$(74)	$(2,375)	$121

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	Years ended December 31,
	2009		2008		2007
Statutory U.S. income tax (benefit) rate	35.0%		35.0%		35.0%
State income tax (benefit), net of federal benefit	(0.5)		0.1		0.3
Tax holidays (1)	(7.3)		(5.3)		(6.9)
Investment and other tax credits (2)	(3.7	) (8)	(0.6)		(0.9)
Rate difference on foreign earnings	(1.4)		3.0		(1.8)
Equity earnings impact (9)	(24.2)		(15.4)		(13.3)
Deferred tax adjustment (10)	(2.1)
Tax rate changes	0.1				7.5	(3)
Valuation allowances:
Release of prior period valuation allowances	0.6		(89.1	) (4)	(7.1	) (5)
Tax (expenses) benefits not recorded on (income) losses (6)	0.4		(8.7)		(7.7)
Audit settlement (7)	(0.1)		(1.4)
Other items, net	(0.6)				0.2
Effective income tax (benefit) rate	(3.8)%		(82.4)%		5.3%

Significant items that cause our effective tax rate to vary from the U.S. statutory rate of 35% are as follows:

(1)	Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2013) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of tax holidays on net income per share on a diluted basis was $0.09 in 2009, and $0.10 in 2008 and 2007.
(2)	Primarily related to investment tax credits in Taiwan, employment credits in Mexico and research & development credits in U.S. and France.
(3)	In 2007, certain U.S. and German deferred taxes were revised for enacted law changes.
(4)	In 2008, we released $2.5 billion of valuation allowances resulting from a change in judgment about the realizability of deferred tax assets in future years, as described below.
(5)	In 2007, due to sustained profitability and positive earnings projections for our overall German operations, we concluded that it is more likely than not that the German national deferred tax assets are realizable and that the related valuation allowance was no longer required.
(6)	For all three years presented, we generated positive income from continuing operations in the U.S. In 2008 and 2007, the tax expense on such income was fully offset by the tax benefit of releasing a portion of valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of valuation allowance and consequently not recording tax expense on income generated in the U.S. was a reduction in the rate of 8.6 and 8.1 percentage points for 2008 and 2007 respectively.

6.	Income Taxes (continued)

(7)	In 2009 and 2008, we recorded a $2 million and $40 million benefit, respectively, related to a favorable tax settlement with the Canadian Revenue Agency.
(8)	In 2009, we recorded a $37 million tax credit for U.S. Research and Experimentation - expenses incurred from 2005-2009.
(9)	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax.
(10)	In 2009, we recorded an additional deferred tax asset related to tax free OPEB subsidies.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2009	2008

Loss and tax credit carryforwards	$2,134	$1,998
Capitalized research and development	96	76
Asset impairments and restructuring reserves	212	193
Postretirement medical and life benefits	396	322
Inventory	37	53
Intangible and other assets		62
Other accrued liabilities	252	261
Other employee benefits	368	353
Gross deferred tax assets	3,495	3,318
Valuation allowance	(245)	(230)
Total deferred tax assets	3,250	3,088
Fixed assets	(43)	(15)
Intangible and other assets	(3)
Total deferred tax liabilities	(46)	(15)
Net deferred tax assets	$3,204	$3,073

The net deferred tax assets are included in (in millions):

	December 31,
	2009	2008
Current assets	$235	$158
Other assets	2,982	2,932
Other current liabilities	(1)	(1)
Other noncurrent liabilities	(12)	(16)
Net deferred tax assets	$3,204	$3,073

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2009 follow (in millions):

		Expiration
	Amount	2010-2014	2015-2019	2020-2029	Indefinite
Net operating losses	$1,774	$45	$228	$1,294	$207
Capital losses	28	28
Tax credits	332	69	124	102	37
Totals as of December 31, 2009	$2,134	$142	$352	$1,396	$244

The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable. Cumulative tax benefits totaling $248 million will be recorded in additional paid-in-capital when the net operating loss carry forward is utilized and the windfall tax benefit can be realized.

Under U.S. GAAP, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, all of our U.S. deferred tax assets had full valuation allowances.

6.	Income Taxes (continued)

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

The evaluation of the realizability of deferred tax assets is inherently subjective. Following are the key items that provided positive evidence to support the release of the valuation allowance for a large portion of our deferred tax assets in the second quarter of 2008:

•	Positive pre-tax income in the U.S. for the first half of 2008 and the preceding year;
•	The impact of positive results in the Display Technologies operating segment and the royalty income generated from the foreign locations in this segment;
•	The number of years remaining to utilize our net operating loss carryforwards; and
•	Increased confidence in our longer-term forecasted income levels, which were supported by detailed sensitivity analyses.

At June 30, 2008, the following items were considered as negative evidence in our valuation allowance assessment, but were less heavily weighted than our positive evidence:

•	Uncertainty of future taxable earnings;
•	Historical utilization of deferred tax assets caused largely by non-recurring items; and
•	Economic and consumer demand uncertainty.

U.S. deferred tax liabilities totaled $26 million at December 31, 2008, and therefore, were not a significant factor in our assessment of the realizability of deferred tax assets.

As prescribed by U.S. GAAP, in the second half of 2008 we utilized a portion of the remaining valuation allowance to offset U.S. income tax expense (or benefit) that would otherwise have been recorded on income (or losses) in the U.S. and therefore, reflected no net U.S. income tax expense. As our income for the second half of 2008 was lower than our June 30, 2008 forecast for this period, we released an additional $115 million of valuation allowances in the second half of 2008. In 2009, we began providing U.S. income tax expense (or benefit) on U.S. earnings (losses).

U.S. profits of approximately $8.3 billion will be required to fully realize the deferred tax assets as of December 31, 2009. Of that amount, $3.6 billion of U.S. profits will be required over the next 16 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards.

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of December 31, 2009, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2009 and 2008 was $245 million, and $230 million, respectively.

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested. Our cash, cash equivalents, and short-term investments are held in various locations throughout the world. At December 31, 2009, about half of the consolidated amount was held outside of the U.S. Almost all of the amounts held outside of the U.S. are available for repatriation subject to relevant tax consequences. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2009, taxes have not been provided on approximately $7.3 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

6.	Income Taxes (continued)

On January 1, 2007, as prescribed by U.S. GAAP, we recognized a $25 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007, balance of retained earnings of $4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at January 1	$40	$40
Additions based on tax positions related to the current year	6	7
Additions for tax positions of prior years	14	6
Reductions for tax positions of prior years	(4)	(1)
Settlements and lapse of statute of limitations	(16)	(12)
Balance at December 31	$40	$40

Included in the balance at December 31, 2009 and 2008 are $35 million and $29 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. For the years ended December 31, 2009, 2008 and 2007, the amounts recognized in interest expense and income were immaterial. The amounts accrued at December 31, 2009 and 2008 for the payment of interest and penalties were not significant.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS). The statute of limitations to audit the 2005 U.S. federal income tax expired in 2009, except to the extent that the loss generated in 2005 is utilized in a subsequent year. In that instance, the statute for the 2005 year may be re-opened.

Corning Incorporated and U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2006 onward) and Taiwan (2004 and 2007 onward).

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

7.	Investments

Investments comprise the following (dollars in millions):

	Ownership interest (1)	December 31,
		2009	2008
Affiliated companies accounted for under the equity method:
Samsung Corning Precision Glass Co., Ltd.	50%	$2,772	$1,965
Dow Corning Corporation	50%	992	866
All other	20%-50%	224	221

		3,988	3,052
Other investments		4	4

Total		$3,992	$3,056

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of such entities.

7.	Investments (continued)

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	Years ended December 31,
	2009	2008	2007

Statement of operations:
Net sales	$10,211	$10,049	$8,837
Gross profit	$5,043	$4,752	$3,852
Net income	$2,944	$2,724	$1,978
Corning’s equity in earnings of affiliated companies (1)	$1,435	$1,358	$983

Related party transactions:
Corning sales to affiliated companies	$50	$41	$51
Corning purchases from affiliated companies	$56	$46	$32
Corning transfers of assets, at cost, to affiliated companies (2)	$78	$173	$110
Dividends received from affiliated companies	$755	$546	$490
Royalty income from affiliated companies	$234	$188	$149
Corning services to affiliates	$22

	December 31,
	2009	2008
Balance sheet:
Current assets	$7,236	$5,297
Noncurrent assets	$11,081	$9,520
Short-term borrowings, including current portion of long-term debt	$690	$937
Other current liabilities	$2,145	$1,879
Long-term debt	$745	$97
Other long-term liabilities	$5,362	$4,571
Non-controlling interest	$588	$540

Related party transactions:
Balances due from affiliated companies	$122	$20
Balances due to affiliated companies	$2	$2

(1)	Amounts include the following restructuring, impairment and other charges and (credits):
•	In 2009, equity in earnings of affiliated companies included a charge of $29 million ($27 million after-tax) for our share of the restructuring charges and a credit of $29 million ($27 million after-tax) primarily for excess foreign tax credits that Dow Corning Corporation generated from foreign dividends.
•	In 2008, Dow Corning recorded an other-than-temporary impairment for certain securities of Fannie Mae and Freddie Mac, which reduced Corning’s equity earnings by $18 million.
•	In 2007, equity earnings from Samsung Corning Co. Ltd. were reduced by $40 million primarily due to restructuring and impairment charges.
(2)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

At December 31, 2009, approximately $4.1 billion of equity in undistributed earnings of equity companies was included in our retained earnings.

7.	Investments (continued)

A discussion and summarized results of Corning’s significant affiliates at December 31, 2009 follows:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. Samsung Corning Precision’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2009	2008	2007

Statement of operations:
Net sales	$4,250	$3,636	$2,400
Gross profit	$3,053	$2,521	$1,681
Net income	$2,212	$1,874	$1,193
Corning’s equity in earnings of Samsung Corning Precision	$1,115	$927	$596

Related party transactions:
Corning sales to Samsung Corning Precision	$30	$9	$20
Corning purchases from Samsung Corning Precision	$37	$30	$17
Corning transfer of assets, at cost, to Samsung Corning Precision (1)	$78	$173	$110
Dividends received from Samsung Corning Precision	$490	$278	$217
Royalty income from Samsung Corning Precision	$231	$184	$141

	December 31,
	2009	2008
Balance sheet:
Current assets	$2,963	$1,495
Noncurrent assets	$3,409	$3,118
Short-term borrowings, including current portion of long-term debt
Other current liabilities	$565	$456
Long-term debt
Other long-term liabilities	$189	$133
Non-controlling interest	$31	$31

(1)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due from Samsung Corning Precision were $36 million at December 31, 2009. Balances due to Samsung Corning Precision were $14 million at December 31, 2009. Balances due from Samsung Corning Precision were $17 million at December 31, 2008.

Corning owns 50% of Samsung Corning Precision. Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning. After the transaction, Corning retained its 50% interest in Samsung Corning Precision. As a result of this transaction, a difference now exists between the carrying amount of Corning’s investment in Samsung Corning Precision and 50% of the net assets of Samsung Corning Precision because Samsung Corning Precision accounted for the transaction at fair value, while Corning accounted for the transaction at historical cost.

7.	Investments (continued)

Prior to their merger, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling has been appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. As a result, the parties are discussing the possibility of a settlement of this matter. Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request on March 30, 2009, for certain information from the Competition DG. Corning and Samsung Corning Precision have responded to those requests for information. On October 9, 2009, in connection with its investigation, the Competition DG made a further request for information from both Corning and Samsung Corning Precision to which each party has responded. Samsung Corning Precision has also responded to the Competition DG and authorities in other jurisdictions, including the United States in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of cathode ray tube glass.

In September 2009, Corning and Samsung Corning Precision formed Corsam Technologies LLC (Corsam), a new equity affiliate established to provide glass technology research for future product applications. Samsung Corning Precision invested $124 million in cash and Corning contributed intellectual property with a corresponding value. Corning and Samsung Corning Precision each own 50% of the common stock of Corsam, and Corning has agreed to provide research and development services at arms length to Corsam. Corning does not control Corsam because Samsung Corning Precision’s other investors maintain significant participating voting rights. In addition, Corsam has sufficient equity to finance its activities, the voting rights of investors in Corsam are considered substantive, and the risks and rewards of Corsam’s research are shared only by those investors noted. As a result, Corsam is accounted for under the equity method of accounting for investments.

7.	Investments (continued)

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Corning and the Dow Chemical Company (Dow Chemical) each own half of Dow Corning.

Dow Corning’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2009	2008	2007

Statement of operations:
Net sales	$5,093	$5,450	$4,943
Gross profit	$1,760	$1,953	$1,747
Net income attributable to Dow Corning	$573	$739	$690
Corning’s equity in earnings of Dow Corning	$287	$369	$345

Related party transactions:
Corning purchases from Dow Corning	$17	$14	$13
Dividends received from Dow Corning	$222	$206	$130

	December 31,
	2009	2008
Balance sheet:
Current assets	$3,581	$3,213
Noncurrent assets	$7,203	$6,010
Short-term borrowings, including current portion of long-term debt	$683	$891
Other current liabilities	$1,230	$1,117
Long-term debt	$742	$87
Other long-term liabilities	$5,108	$4,388
Non-controlling interest	$558	$509

At December 31, 2009, Dow Corning’s marketable securities included approximately $1.1 billion of auction rate securities, net of impairments of $20.2 million. As a result of a temporary impairment, unrealized losses of $16.8 million, net of $3.4 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $8.4 million and is included in Corning’s accumulated other comprehensive income.

In January 2010, Dow Corning received approval for U.S. Federal Advanced Energy Manufacturing Tax Credits of approximately $169 million. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009, and are focused on job creation from U.S. manufacturing capacity which supplies clean and renewable energy products. The impact of tax credits will be recognized by Dow Corning as prescribed by U.S. GAAP.

In 2008, Dow Corning recorded an other-than-temporary impairment of $37 million, net of $14 million for a minority interests’ share, which was included in Dow Corning’s net income for certain securities of Fannie Mae and Freddie Mac. Corning’s share of this loss was $18 million and is included in equity earnings in Corning’s consolidated statements of income. No additional impairment on the Fannie Mae and Freddy Mac securities was recorded during the year ended December 31, 2009. The majority of Dow Corning’s securities are collateralized by portfolios of student loans that are guaranteed by the U.S. government. Auctions for these securities have failed since the first quarter of 2008, reducing the immediate liquidity of these investments. Since Dow Corning does not know when a market will return or develop for these securities, Dow Corning has classified these securities as non-current. Market conditions could result in additional unrealized or realized losses for Dow Corning. Corning’s equity earnings from Dow Corning would be reduced by our 50% share of any future impairment that is considered to be other-than-temporary.

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

7.	Investments (continued)

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

Corning and Dow Chemical each own 50% of the common stock of Dow Corning. In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan), which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of December 31, 2009, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $16 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2009, Dow Corning has estimated the liability to commercial creditors to be within the range of $83 million to $260 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $83 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. There are no remaining tort claims against Corning, other than those that will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation (PCC)

Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,400 other cases (approximately 38,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $682 million at December 31, 2009, compared with an estimate of liability of $662 million at December 31, 2008. For the year ended December 31, 2009, Corning recorded asbestos litigation expense of $20 million. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

In the first quarter of 2008, Corning recorded a credit to asbestos settlement expense of $327 million as a result of the increase in likelihood of a settlement under the Amended PCC Plan and a corresponding decrease in the likelihood of a settlement under the 2003 Plan. For the year ended December 31, 2008, after the first quarter adjustment to the settlement amount, Corning recorded a benefit of $13 million to reflect the change in value of the estimated liability under an Amended PCC Plan.

The Amended PCC Plan is subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions which may not be achieved. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. The Amended PCC Plan is subject to a vote of PCC’s creditors. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

7.	Investments (continued)

At December 31, 2009 and 2008, the fair value of PCE significantly exceeded is carrying value of $125 million and $112 million, respectively. There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate. PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court on April 16, 2000. At that time, Corning determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired. As a result, we reduced our investment in PCC to zero.

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

Samsung Corning’s results of operations follow (in millions):

Year ended December 31, 2007

Statement of operations:
Net sales	$521
Gross profit	$103
Net loss	$(80)
Corning’s equity in (losses) earnings of Samsung Corning	$(42)

Related party transactions:
Dividends received from Samsung Corning	$75
Royalty income from Samsung Corning	$4

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

8.	Acquisition

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

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired with the remainder recorded as goodwill on the basis of fair value. The following amounts represent preliminary estimates and are subject to revision when valuations are finalized (in millions):

Total current assets	$63
Other tangible assets	49
Other intangible assets	153
Current and non-current liabilities	(80)

Net tangible and intangible assets	$185
Purchase price, including cash received	417
Goodwill (1)	$232

(1)	None of the goodwill recognized is deductible for U.S. income tax purposes. The goodwill was allocated to the Life Sciences segment.

8.	Acquisition (continued)

Goodwill is primarily related to the value of Axygen’s product portfolio and distribution network and its combination with Corning’s existing life science platform, as well as synergies and other intangibles that do not qualify for separate recognition. Acquisition-related costs of $4 million in 2009 included costs for legal, accounting, valuation and other professional services and were included in selling, general and administrative expense in the Consolidated Statements of Income. Supplemental pro forma information was not provided because Axygen is not material to Corning’s consolidated financial statements.

9.	Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	December 31,
	2009	2008
Land	$96	$71
Buildings	3,443	2,906
Equipment	9,237	8,364
Construction in progress	722	1,928
	13,498	13,269
Accumulated depreciation	(5,503)	(5,070)
Total	$7,995	$8,199

Approximately $29 million, $31 million, and $19 million of interest costs were capitalized as part of property, net in 2009, 2008 and 2007, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. At December 31, 2009 and 2008, the recorded value of precious metals totaled $1.8 billion. Depletion expense related to the years ended December 31, 2009, 2008, and 2007 totaled $12 million, $13 million, and $16 million, respectively.

10.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2009 and 2008 are as follows (in millions):

	Telecommunications	Display Technologies	Specialty Materials	Life Sciences	Total
Balance at December 31, 2008	$118	$9	$150		$277
Acquired goodwill (1)				$232	$232
Balance at December 31, 2009	$118	$9	$150	$232	$509

(1)	The Company recorded goodwill associated with the purchase of Axygen Bioscience, Inc. in the third quarter 2009. Refer to Note 8 (Acquisition) for additional information.

Other Intangible Assets

Other intangible assets follow (in millions):

	December 31,
	2009			2008
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks & tradenames (1)	$206	$122	$84	$129	$112	$17
Non-competition agreements	98	93	5	98	90	8
Other (1)	80	2	78	5	2	3
Total	$384	$217	$167	$232	$204	$28

(1)	The Company recorded other identifiable intangible assets associated with the purchase of Axygen Bioscience, Inc. in the third quarter 2009. Refer to Note 8 (Acquisition) for additional information.

10.	Goodwill and Other Intangible Assets (continued)

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments. Amortization expense related to these intangible assets was approximately $10 million annually for the periods presented. Amortization expense is estimated to be approximately $6 million for 2010, and $6 million thereafter.

11.	Other Liabilities

Other accrued liabilities follow (in millions):

	December 31,
	2009	2008
Current liabilities:
Wages and employee benefits	$393	$317
Income taxes	125	171
Customer deposits	80	320
Other current liabilities	317	320
Other accrued liabilities	$915	$1,128

Non-current liabilities:
Asbestos litigation	$682	$662
Customer deposits	24	49
Other non-current liabilities	667	691
Other liabilities	$1,373	$1,402

Asbestos Litigation

At December 31, 2009, Corning’s liability for asbestos litigation reflected the components of a proposed resolution that requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on December 31, 2009. Corning will have the option to use its shares rather than cash to settle the liability, but the liability is fixed by dollar value and not the number of shares. This proposed resolution would require Corning to make one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and five additional payments of $50 million on subsequent anniversaries of the first payment, subject to certain credits applicable under certain circumstances to Corning’s final payment.

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

11.	Other Liabilities (continued)

Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. In 2007, we received our last deposit of $105 million. We do not expect to receive additional deposits related to these agreements. In 2009, 2008 and 2007, we issued $253 million, $266 million, and $231 million, respectively, in credits that were applied to customer receivable balances when payments were due. In 2010, we expect to issue approximately $80 million in credits. In the event customers elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

12.	Debt

(In millions):

	December 31,
	2009	2008
Current portion of long-term debt	$74	$78

Long-term debt
Notes, 6.3%, due 2009		$54
Euro notes, 6.25%, due 2010	$51	49
Debentures, 6.75%, due 2013	100	100
Debentures, 5.90%, due 2014	200	200
Debentures, callable, 6.05%, due 2015	100	100
Debentures, 6.20%, due 2016	216	218
Debentures, 8.875%, due 2016	84	85
Debentures, 6.625%, due 2019	250
Debentures, 8.875%, due 2021	90	91
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	99
Debentures, 6.85%, due 2029	177	179
Debentures, callable, 7.25%, due 2036	248	250
Other, average rate 3.2%, due through 2015	344	234
Total long-term debt	2,004	1,605
Less current portion of long-term debt	74	78
Long-term debt	$1,930	$1,527

At December 31, 2009 and 2008, the weighted-average interest rate on current portion of long-term debt was 5.0% and 5.1%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.0 billion at December 31, 2009 and $1.5 billion at December 31, 2008.

The following table shows debt maturities by year at December 31, 2009 (in millions):

2010	2011	2012	2013	2014	Thereafter

$74	$54	$23	$124	$222	$1,443

In the fourth quarter of 2006, we amended our existing revolving credit facility. The amended facility provides us access to a $1.1 billion unsecured multi-currency line of credit and expires in November 2011. The facility includes two financial covenants, including a leverage test (debt to capital ratio), and an interest coverage ratio (calculated on the most recent four quarters). As of December 31, 2009, we were in compliance with these covenants.

Debt Issuances and Retirements

During the year ended December 31, 2009, we recorded the impact of a capital lease obligation associated with a manufacturing facility in our Display Technologies segment. The balance of this obligation at December 31, 2009 was $150 million and is included in our long-term debt balance.

12.	Debt (continued)

In the second quarter of 2009, we issued $250 million of 6.625% senior unsecured notes and $100 million of 7% senior unsecured notes for net proceeds of approximately $248 million and $98 million, respectively. The 6.625% notes mature on May 15, 2019 and the 7% notes mature on May 15, 2024. We may redeem these debentures at any time.

Corning redeemed $54 million principal amount of our 6.3% notes due March 1, 2009. There were no other significant debt reductions during 2009.

On December 1, 2008, we filed a shelf registration statement with the SEC that registered an indeterminate amount and number of securities, and allows us to offer such securities in numbers and amounts determined at the time of such offering.

During the year ended December 31, 2007, we paid $238 million to redeem $223 million principal amount of our 6.25% Euro notes due 2010. We recognized a loss of $15 million upon the early redemption of these notes.

13.	Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. In 2009, we made a voluntary contribution of $80 million to our domestic and international pension plans. In 2008, we made voluntary contributions of $52 million to our domestic and international pension plans.

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

Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we have placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap is equal to 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009. The pre-65 retirees are expected to trigger the cap in 2011. Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical upon retirement; however, these employees will pay 100% of the cost.

In 2009, Corning recorded restructuring charges of $50 million for U.S. pension and postretirement benefit plans. This included a curtailment charge of $33 million for the qualified defined benefit plan (U.S. pension plan) and the U.S. postretirement benefit plan. Accordingly, we remeasured the U.S. pension and postretirement benefit plan as of March 31, 2009. The remeasurement resulted in an increase of $115 million to the Company’s U.S. pension liability and a decrease of $12 million to the U.S. postretirement benefit plan liability. As part of the remeasurement, we updated the assumed discount rate for both plans to 6.25%, which reflected a 25 basis point increase from December 31, 2008.

13.	Employee Retirement Plans (continued)

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follow (in millions):

	Pension benefits		Postretirement benefits
December 31,	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$2,601	$2,589	$843	$804
Service cost	46	51	11	12
Interest cost	157	150	51	47
Plan participants’ contributions	1	2	7	5
Amendments		(5)
Curtailment loss	19		11
Actuarial losses (gains)	112	20	67	36
Special termination benefits	19	7	1	1
Other		5
Benefits paid	(184)	(164)	(69)	(68)
Medicare subsidy received			6	6
Foreign currency translation	20	(54)
Benefit obligation at end of year	$2,791	$2,601	$928	$843

Change in plan assets
Fair value of plan assets at beginning of year	2,043	2,597
Actual gain (loss) on plan assets	288	(398)
Employer contributions	101	77
Acquisition (divestitures)		(6)
Plan participants’ contributions	1	2
Benefits paid	(184)	(164)
Foreign currency translation	21	(65)
Fair value of plan assets at end of year	$2,270	$2,043

Funded status at end of year
Fair value of plan assets	$2,270	$2,043
Benefit obligations	(2,791)	(2,601)	$(928)	$(843)
Funded status of plans	$(521)	$(558)	$(928)	$(843)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset		$16
Current liability	$(9)	(10)	$(70)	$(59)
Noncurrent liability	(512)	(564)	(858)	(784)
Recognized (liability) asset	$(521)	$(558)	$(928)	$(843)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$937	$967	$256	$201
Prior service cost (credit)	20	29	(16)	(20)
Transition asset	(1)	(1)
Amount recognized at end of year	$956	$995	$240	$181

The accumulated benefit obligation for defined benefit pension plans was $2.7 billion and $2.5 billion at December 31, 2009 and 2008, respectively.

13.	Employee Retirement Plans (continued)

The following information is presented for pension plans where the projected benefit obligation and the accumulated benefit obligation as of December 31, 2009 and 2008 exceeded the fair value of plan assets (in millions):

	December 31,
	2009	2008
Projected benefit obligation	$2,791	$2,452
Accumulated benefit obligation	$2,677	$2,342
Fair value of plan assets	$2,270	$1,878

The components of net periodic benefit expense for our employee retirement plans follow (in millions):

	Pension benefits			Postretirement benefits
Years ended December 31,	2009	2008	2007	2009	2008	2007
Service cost	$46	$51	$53	$11	$12	$12
Interest cost	157	150	145	51	47	44
Expected return on plan assets	(179)	(196)	(182)
Amortization of net loss	31	14	12	11	8	6
Amortization of prior service cost (credit)	8	10	30	(3)	(3)	(3)
Total periodic benefit expense	$63	$29	$58	$70	$64	$59
Curtailment charge	22			10
Total expense	$85	$29	$58	$80	$64	$59

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effects	$(2)			$2
Current year actuarial loss (gain)	2	$615	$(106)	66	$36	$6
Amortization of actuarial loss	(31)	(14)	(30)	(11)	(8)	(6)
Amortization of prior service (cost) credit	(9)	(10)	(12)	3	3	3
Total recognized in other comprehensive income	$(40)	$591	$(148)	$60	$31	$3
Total recognized in net periodic benefit cost and other comprehensive income	$45	$620	$(90)	$140	$95	$62

The Company expects to recognize $52 million of net loss and $8 million of net prior service cost as components of net periodic pension cost in 2010 for its defined benefit pension plans. The Company expects to recognize $15 million of net loss and $2 million of net prior service credit as components of net periodic postretirement benefit cost in 2010.

Corning uses a hypothetical yield curve and associated spot rate curve to discount the plan’s projected benefit payments. Once the present value of projected benefit payments is calculated, the suggested discount rate is equal to the level rate that results in the same present value. The yield curve is based on actual high-quality corporate bonds across the full maturity spectrum, which also includes private placements as well as Eurobonds that are denominated in U.S. currency. The curve is developed from yields on approximately 550-600 bonds from four grading sources, Moody’s, S&P, Fitch and the Dominion Bond Rating Service. A bond will be included if at least half of the grades from these sources are Aa, non-callable bonds. The very highest and lowest 10th percentile yields are excluded from the curve to eliminate outliers in the bond population.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

13.	Employee Retirement Plans (continued)

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension benefits						Postretirement benefits
	Domestic			International			Domestic
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	5.75%	6.00%	6.00%	5.75%	5.12%	4.58%	5.75%	6.00%	6.00%
Rate of compensation increase	4.25%	5.00%	5.00%	4.04%	4.20%	3.99%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension benefits							Postretirement benefits
	Domestic				International			Domestic
	2009		2008	2007	2009	2008	2007	2009		2008	2007

Discount rate	6.00/6.25%	(1)	6.00%	5.75%	5.12%	4.58%	4.59%	6.00/6.25%	(1)	6.00%	5.75%
Expected return on plan assets	7.75%		8.00%	8.00%	6.08%	6.73%	6.81%
Rate of compensation increase	5.00%		5.00%	5.00%	4.20%	3.99%	3.89%

(1)	The discount rate at December 31, 2008 was 6.00%. At March 31, 2009 remeasurement date, the discount rate was changed to 6.25%.

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes. Reasonableness of the results is tested using models provided by investment consultants and the plan actuaries.

Assumed health care trend rates at December 31	2009	2008

Health care cost trend rate assumed for next year	8.5%	8.2%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point increase	One-percentage-point decrease
Effect on annual total of service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	$50	$(41)

Plan Assets

The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of the pension plan. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio. The target allocation for domestic equity investment is 12.5% which includes large, mid and small cap companies. The target allocation of international equities is 12.5%, which includes investments in both developed and emerging markets. The target allocation for bond investments is 55%, which predominately includes both government and corporate bonds. Long duration fixed income assets are utilized to mitigate the sensitivity of funding ratios to changes in interest rates. The target allocation for non-public investments in private equity and real estate is 15%, and is used to enhance returns and offer additional asset diversification. The target allocation for commodities is 5%, which provides some inflation protection to the portfolio.

13.	Employee Retirement Plans (continued)

The following table provides fair value measurement information for the Company’s major categories of defined benefit plan assets (in millions):

	December 31, 2009	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equity securities:
U.S. companies	$270	$190	$80
International companies	330	41	289

Fixed income:
U.S. treasuries/agencies	158		158
U.S. corporate bonds	857		857
International fixed income	194		194
Other fixed income	19		19
Private equity (1)	222			$222
Real estate (2)	61			61
Insurance contracts	5			5
Cash equivalents	47	11	36
Commodities (3)	107		107
Total	$2,270	$242	$1,740	$288

(1)	This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in the U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.
(2)	This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S. The inputs are valued by internally generated Discounted Cash Flow Analysis; comparable sale analysis and periodic external appraisals.
(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

The table below sets forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the year ended December 31, 2009 (in millions):

	Level 3 assets
	Year ended December 2009
	Private equity	Real estate	Insurance contracts

Beginning balance at December 31, 2008	$225	$86	$5
Actual return on plan assets relating to assets still held at the reporting date	(14)	(32)
Purchases, sales, and settlements
Transfers in and/or out of level 3	11	7
Ending balance at December 31, 2009	$222	$61	$5

Credit Risk

37% of plan assets are invested in long duration corporate bonds. The average rating for these bonds is A. These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies would result in a decline in the value of the bonds. These bonds are also subject to default risk.

Currency Risk

24% of assets are valued in non U.S. dollar denominated investments that are subject to currency fluctuations. The value of these securities will decline if the U.S. dollar increases in value relative to the value of the currencies in which these investments are denominated.

13.	Employee Retirement Plans (continued)

Liquidity Risk

13% of the securities are invested in Level 3 securities. These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.

At December 31, 2009 and 2008, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data

We anticipate making voluntary cash contributions of approximately $230 million to our domestic and international plans in 2010.

The following reflects the gross benefit payments which are expected to be paid for the domestic and international plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected benefit payments		Expected federal subsidy payments post retirement benefits
	Pension benefits	Postretirement benefits
2010	$187	$82	$7
2011	$192	$87	$7
2012	$199	$92	$8
2013	$204	$95	$8
2014	$210	$99	$9
2015-2019	$1,161	$538	$49

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $50 million, $53 million and $39 million for the years ended December 31, 2009, 2008 and 2007, respectively.

14.	Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):

	Total	Amount of commitment and contingency expiration per period
		Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter

Performance bonds and guarantees	$58	$28	$10	$3		$17
Credit facilities for equity companies	125	25	25	25	$25	25
Stand-by letters of credit (1)	60	59	1
Loan guarantees	9					9
Subtotal of commitment expirations per period	$252	$112	$36	$28	$25	$51

Purchase obligations	$63	$37	$12	$7	$5	$2
Capital expenditure obligations (2)	217	217
Total debt (3)	1,706	72	23	21	122	1,468
Minimum rental commitments	201	41	34	28	24	74
Capital leases (3)(4)	385	16	43	13	13	300
Interest on long-term debt (5)	1,334	111	107	107	107	902
Uncertain tax positions (6)	9	3	2	2	2
Subtotal of contractual obligation payments due by period	3,915	497	221	178	273	2,746
Total commitments and contingencies	$4,167	$609	$257	$206	$298	$2,797

(1)	At December 31, 2009, $41 million of the $60 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.
(3)	At December 31, 2009, $2.0 billion was included on our balance sheet. Total debt above is stated at maturity value.
(4)	At December 31, 2009, $151 million of the $385 million represents imputed interest.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2009, $16 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $7 million of that amount will become payable.

14.	Commitments, Contingencies, and Guarantees (continued)

We are required, at the time a guarantee is issued, to recognize a liability for the fair value or market value of the obligation it assumes. In the normal course of our business, we do not routinely provide significant third-party guarantees. Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones. These guarantees have various terms, and none of these guarantees are individually significant.

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

Minimum rental commitments under leases outstanding at December 31, 2009 follow (in millions):

2010	2011	2012	2013	2014	2015 and thereafter
$41	$34	$28	$24	$20	$54

Total rental expense was $65 million for 2009, $59 million for 2008 and $69 million for 2007.

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):

	2009	2008

Balance at January 1	$18	$19
Adjustments for warranties issued for current year sales	$7	$7
Adjustments for warranties related to prior year sales	$1	$(7)
Settlements made during the current year	$(2)	$(1)
Balance at December 31	$24	$18

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 7 (Investments), and is subject to various claims that arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote. Other than certain asbestos related claims, there are no other material loss contingencies related to litigation.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2009, and December 31, 2008, Corning had accrued approximately $26 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2009, the amount of equity subject to such restrictions for consolidated subsidiaries was not significant. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

15.	Hedging Activities

Effective January 1, 2009, Corning adopted U.S. GAAP requirements for enhanced disclosures about derivatives. As required, we provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The adoption of these requirements did not have a material impact on the Company’s consolidated results of operation or financial condition.

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

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar, and euro. We selectively enter into foreign exchange forward and option contracts with durations of generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments, which mature at varying dates (in millions):

As of December 31, 2009	Notional amount	Asset derivatives		Liability derivatives
		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Foreign exchange contracts	$424	Other current assets	$17	Other accrued liabilities	$(1)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,540	Other current assets	$36	Other accrued liabilities	$(13)

Total derivatives	$1,964		$53		$(14)

Corning uses derivative instruments (forwards and options) to limit exposures to fluctuations related to certain monetary assets, monetary liabilities, and net earnings in foreign currencies. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated derivatives. Changes in the fair value of undesignated derivatives are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities in the consolidated statement of operations. The notional amount of the undesignated derivatives at each of December 31, 2009 and December 31, 2008 was $1.5 billion.

15.	Hedging Activities (continued)

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments, which mature at varying dates (in millions):

Derivatives in hedging relationships	Effect of derivative instruments on the consolidated financial statements For the year ended December 31, 2009				Gain/(loss) related to ineffectiveness & excluded from effectiveness testing
	Gain/(loss) recognized in other comprehensive income (OCI)	Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)	Location of gain/(loss) related to ineffectiveness & excluded from effectiveness testing
Cash flow hedges
Foreign exchange contracts	$ 22	Cost of sales	$2	Other income/ (expense)	$0
Foreign exchange contracts	6	Royalties (1)	$(32)	Other income/ (expense)	$0

Total cash flow hedges	$ 28		$(30)		$0

Net investment hedges
Foreign denominated debt	$ (1)

Total net investment hedges	$ (1)

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income
Foreign exchange contracts	Other income/ (expense)	$ 9

Total undesignated		$ 9

(1)	Included in this amount is a loss of $8 million relating to derivatives that were de-designated by the company in the fourth quarter of 2008 for which the amounts recorded in accumulated OCI were determined to still be probable or reasonably possible of occurring as originally forecasted.

The forward and option contracts we use in managing our foreign currency exposures contain an element of risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize this risk by selecting our counterparties from a diverse group of highly-rated major domestic and international financial institutions with which we have other financial relationships. We are exposed to potential losses in the event of non-performance by these counterparties; however, we do not expect to record any losses as a result of counterparty default. Neither we nor our counterparties are required to post collateral for these financial instruments.

The amount of ineffectiveness, related to derivatives, at December 31, 2009 was insignificant. The amount of ineffectiveness at December 31, 2008 was a loss of $19 million.

Cash Flow Hedges

Corning typically has cash flow hedges that are comprised of foreign exchange forward and option contracts. Corning utilizes a regression analysis for the effectiveness analysis of its cash flow hedges, both prospectively and retrospectively.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At that time, Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statements of income where the effects of the hedged item are recorded, typically sales, cost of sales, or royalty income. At December 31, 2009, the amount of net losses expected to be reclassified into earnings within the next 12 months was $16 million.

15.	Hedging Activities (continued)

Net Investment in Foreign Operations

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in foreign operations. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses related to this investment included in the cumulative translation adjustment at December 31, 2009 and December 31, 2008, were $142 million, and $141 million, respectively.

16.	Fair Value Measurements

The Company adopted the U.S. GAAP standards for fair value effective January 1, 2008 for all financial assets and liabilities as required. The adoption of these standards was not material to Corning’s financial statements or results of operations. The standard defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. The standards also identify two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, the inputs are prioritized into one of three broad levels (provided in the table below) used to measure fair value.

The standard applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and requires the use of observable market data when available. As of December 31, 2009 and 2008, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

	December 31, 2009	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Assets
Short-term investments	$1,042	$969	$73	(2)
Other assets	$42		$42
Derivatives (1)	$53		$53

Liabilities
Derivatives (1)	$14		$14

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

	December 31, 2008	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Assets
Short-term investments	$943	$531	$412	(2)
Other assets	$40		$40
Derivatives (1)	$22		$22

Liabilities
Derivatives (1)	$81		$81

(1)	Derivative assets and liabilities include foreign exchange contracts that are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

17.	Shareholders’ Equity

The following table presents changes in capital stock for the period from January 1, 2007 to December 31, 2009 (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost

Balance at December 31, 2006	1,582	$791	(17)	$(201)

Shares issued to benefit plans and for option exercises	15	8	(1)	(12)
Shared purchased for treasury			(11)	(250)
Other	1		(1)	(29)
Balance at December 31, 2007	1,598	$799	(30)	$(492)

Shares issued to benefit plans and for option exercises	11	6		(6)
Shared purchased for treasury			(30)	(625)
Other		(1)	(2)	(37)
Balance at December 31, 2008	1,609	$804	(62)	$(1,160)

Shares issued to benefit plans and for option exercises	7	4	(1)	(36)
Shared purchased for treasury
Other			(1)	(11)
Balance at December 31, 2009	1,616	$808	(64)	$(1,207)

17.	Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investee’s other comprehensive income (loss), is as follows (in millions):

	Foreign currency translation adjustment	Unamortized pension losses and prior services costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on cash flow hedges	Accumulated other comprehensive income (loss)
Balance at December 31, 2006	$378	$(753)	$0	$15	$(360)
Foreign currency translation adjustment (2)	165				165
Net unrealized loss on investments (3)			(11)		(11)
Unrealized derivative loss on cash flow hedges (5)				(49)	(49)
Reclassification adjustments on cash flow hedges (5)				12	12
Unamortized postretirement benefit plans losses and prior service costs (4)		153			153
Balance at December 31, 2007	$543	$(600)	$(11)	$(22)	$(90)
Foreign currency translation adjustment (1)(2)	99				99
Net unrealized loss on investments (1)(3)			(81)		(81)
Unrealized derivative loss on cash flow hedges (1)(5)				(61)	(61)
Reclassification adjustments on cash flow hedges (5)				45	45
Unamortized postretirement benefit plans losses and prior service costs (1)(4)		(555)			(555)
Balance at December 31, 2008	$642	$(1,155)	$(92)	$(38)	$(643)
Foreign currency translation adjustment (1)(2)	166				166
Net unrealized gain on investments without credit losses (1)(3)			44		44
Net unrealized gain on investments with credit losses (1)(3)			9		9
Unrealized derivative loss on cash flow hedges (1)(5)				92	92
Reclassification adjustments on cash flow hedges (5)				(53)	(53)
Unamortized postretirement benefit plans losses and prior service costs (1)(4)		(16)			(16)
Balance at December 31, 2009	$808	$(1,171)	$(39)	$1	$(401)

(1)	Includes adjustments from Dow Corning.
(2)	Net of tax effect of $0.3 million in 2009, $(2) million in 2008 and zero tax effect for 2007. Refer to Note 6 (Income Taxes) for an explanation of Corning’s tax paying position.
(3)	Net of tax effect of $(18) million in 2009, $9 million in 2008 and zero tax effect of 2007.
(4)	Net of tax effect of $(7) million in 2009, $246 million in 2008, and $(8) million in 2007.
(5)	Net of tax effect of $(19) million in 2009, $4 million in 2008 and zero tax effect for 2007.

18.	Earnings Per Common Share

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

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):

	Years ended December 31,
	2009			2008			2007
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount
Basic earnings per common share	$2,008	1,550	$1.30	$5,257	1,560	$3.37	$2,150	1,566	$1.37
Effect of dilutive securities:
Employee stock options and awards		18			24			37
Diluted earnings per common share	$2,008	1,568	$1.28	$5,257	1,584	$3.32	$2,150	1,603	$1.34

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

	Years ended December 31,
	2009	2008	2007
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	57	49	34
Performance-based restricted stock awards	3	2	2
Total	60	51	36

19.	Share-based Compensation

Stock Compensation Plans

Corning’s share-based compensation programs include the following: employee stock options, time-based restricted stock and stock units, performance-based restricted stock and restricted stock units, and the Worldwide Employee Share Purchase Plan (WESPP). At December 31, 2009, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program, as amended, and the 2003 Equity Plan for Non-Employee Directors, as amended. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, may be carried over and used in the following year. At December 31, 2009, there were approximately 59 million shares available for grant.

19.	Share-based Compensation (continued)

For share-based payment grants on or after December 1, 2005, the Company estimated the fair value of such grants using a lattice-based option valuation model. Prior to December 1, 2005, the Company estimated the fair value of share-based payment awards using the Black-Scholes option pricing model.

The fair value of awards granted subsequent to January 1, 2006 that are expected to ultimately vest is recognized as expense over the requisite service periods. The number of options expected to vest equals the total options granted less an estimation of the number of forfeitures expected to occur prior to vesting. The forfeiture rate is calculated based on 15 years of historical data and is adjusted if actual forfeitures differ significantly from the original estimates. The effect of any change in estimated forfeitures would be recognized through a cumulative catch-up adjustment that would be included in compensation cost in the period of the change in estimate.

Total share-based compensation cost of $127 million, $118 million, and $138 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the year ended December 31, 2009:

	Number of shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2008	89,630	$26.92
Granted	9,647	$10.40
Exercised	(2,921)	$8.24
Forfeited and expired	(3,852)	$26.06
Options outstanding as of December 31, 2009	92,504	$25.83	4.48	425,427
Options exercisable as of December 31, 2009	73,849	$28.51	3.45	324,511

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2009, was approximately 35 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2009, 2008 and 2007 was $4.47, $7.39, and $9.65, respectively. The total fair value of options that vested during the years ended December 31, 2009, 2008 and 2007 was approximately $57 million, $68 million, and $58 million, respectively. Compensation cost related to stock options for the years ended December 31, 2009, 2008 and 2007, was approximately $65 million, $67 million, and $69 million, respectively.

As of December 31, 2009, there was approximately $33 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years.

Proceeds received from the exercise of stock options were $24 million for the year ended December 31, 2009, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was approximately $24 million, $126 million, and $221 million, respectively, which is currently deductible for tax purposes. Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements.

19.	Share-based Compensation (continued)

An award is considered vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Prior to December 1, 2008, the terms and conditions of Corning’s stock option agreement specified that employees continue to vest in option awards after retirement without providing any additional services. For awards granted from January 1, 2006 to December 1, 2008, compensation cost was recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the stated or nominal vesting period. Corning amended the terms and conditions of its stock option agreement on December 1, 2008 for awards to retirement eligible employees. Awards are earned ratably each month that the employee provides service over the twelve months following the grant date, and the related compensation expense is recognized over this twelve month service period or over the period from the grant date to the date of retirement eligibility for employees that become age 55 during the vesting period.

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

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans for the years presented:

	2009	2008	2007
Expected volatility	40-60%	31-88%	35-54%
Weighted-average volatility	54-55%	49-58%	51-52%
Dividend yield	1.40-1.59%	0.82-1.31%	0.88-0.91%
Risk-free rate	0.1-5.6%	0.02-6.0%	3.6-5.7%
Average risk-free rate	2.7-3.8%	2.8-4.1%	4.4-5.0%
Expected time to exercise (in years)	1.6-5.8	1.9-6.7	2.1-5.4
Pre-vesting departure rate	1.3-2.8%	1.4-2.7%	1.5-2.6%
Post vesting departure rate	1.3-3.8%	3.3-6.3%	3.5-6.7%

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

Time-Based Restricted Stock and Restricted Stock Units:

Time-based restricted stock and restricted stock units are issued by the Company on a discretionary basis, and are payable in shares of the Company’s common stock upon vesting. The fair value is based on the market price of the Company’s stock on the grant date. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

19.	Share-based Compensation (continued)

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock and restricted stock units as of December 31, 2008, and changes during the year ended December 31, 2009:

	Shares (000’s)	Weighted- average grant-date fair value
Nonvested shares at December 31, 2008	2,065	$21.01
Granted	2,047	16.66
Vested	(223)	23.30
Forfeited	(9)	34.07
Nonvested shares and share units at December 31, 2009	3,880	$18.59

As of December 31, 2009, there was approximately $46 million of unrecognized compensation cost related to nonvested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of time-based restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was approximately $5 million, $5 million, and $1 million, respectively. Compensation cost related to time-based restricted stock and restricted stock units was approximately $14 million, $11 million, and $5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2008, and changes during the year ended December 31, 2009:

	Shares (000’s)	Weighted- average grant-date fair value
Nonvested restricted stock at December 31, 2008	8,942	$15.51
Granted
Vested	(2,408)	20.99
Forfeited	(157)	14.30
Nonvested restricted stock and restricted stock units at December 31, 2009	6,377	$13.47

As of December 31, 2009, there was approximately $25 million of unrecognized compensation cost related to nonvested performance-based restricted stock and restricted stock unit compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of performance-based restricted stock that vested during the years ended December 31, 2009, 2008 and 2007, was approximately $50 million, $49 million, and $27 million, respectively. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $44 million, $35 million, and $60 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

20.	Operating Segments

Effective January 1, 2008, Corning changed its internal reporting structure to better reflect the Company’s focus on new business development and later-stage research projects and to provide more transparency on our Specialty Materials operating segment. As a result, our segment reporting includes the following changes which are in accordance with the requirements for disclosures about segments:

•	We have provided separate financial information for the Specialty Materials operating segment. This operating segment was previously included in All Other.
•

Certain later-stage development projects, such as advanced flow reactors and green lasers, meet the criteria for operating segments and are included in All Other. Spending for these projects was previously part of Exploratory Research and was reported in the reconciliation of reportable segment net income to total net income.

•

Certain other new product lines meet the criteria for operating segments and are included in All Other. Spending related to these businesses was previously included in our Life Sciences and Display Technologies operating segments.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We included the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with U.S. GAAP. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Effective January 1, 2009, we began providing U.S. tax expense (or benefit) on U.S. earnings (losses) due to the change in our conclusion about the realizability of our U.S. deferred tax assets in 2008. As a result of the change in our tax position, we adjusted the allocation of taxes to our operating segments in 2009 to reflect this difference. The impact of this change was not significant.

20.	Operating Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2009
Net sales	$2,426	$1,677	$590	$331	$366	$5	$5,395
Depreciation (1)	$479	$130	$98	$46	$20	$13	$786
Amortization of purchased intangibles		$10					$10
Research, development and engineering expenses (2)	$81	$94	$107	$58	$12	$125	$477
Restructuring, impairment and other charges (3)	$31	$42	$28	$17	$8	$4	$130
Equity in earnings (loss) of affiliated companies (4)	$1,102	$(3)	$7			$32	$1,138
Income tax (provision) benefit	$(279)	$(19)	$24	$28	$(19)	$45	$(220)
Net income (loss) (5)	$1,992	$19	$(42)	$(54)	$39	$(80)	$1,874
Investment in affiliated companies, at equity	$2,618	$18	$34			$206	$2,876
Segment assets (6)	$8,699	$967	$874	$319	$229	$206	$11,294
Capital expenditures	$552	$65	$51	$33	$26	$14	$741

For the year ended December 31, 2008
Net sales	$2,724	$1,799	$711	$372	$326	$16	$5,948
Depreciation (1)	$407	$117	$95	$36	$14	$12	$681
Amortization of purchased intangibles		$11					$11
Research, development and engineering expenses (2)	$109	$93	$125	$45	$8	$163	$543
Restructuring, impairment and other charges (3)		$17		$2			$19
Equity in earnings of affiliated companies (4)	$916		$4			$56	$976
Income tax provision	$(205)	$(14)	$(11)		$(9)	$(3)	$(242)
Net income (loss) (5)	$2,221	$45	$33	$(7)	$53	$(168)	$2,177
Investment in affiliated companies, at equity	$1,819	$18	$37			$202	$2,076
Segment assets (6)	$7,902	$1,088	$911	$297	$140	$202	$10,540
Capital expenditures	$1,431	$91	$155	$37	$16	$35	$1,765

For the year ended December 31, 2007
Net sales	$2,613	$1,779	$757	$379	$305	$27	$5,860
Depreciation (1)	$325	$123	$89	$32	$15	$7	$591
Amortization of purchased intangibles		$10					$10
Research, development and engineering expenses (2)	$102	$82	$125	$41	$8	$121	$479
Restructuring, impairment and other charges (3)		$(4)					$(4)
Equity in earnings of affiliated companies (4)	$596	$4	$2			$18	$620
Income tax provision	$(152)	$(35)	$(15)		$(13)	$(19)	$(234)
Net income (loss) (5)	$2,015	$118	$61	$(3)	$44	$(161)	$2,074
Investment in affiliated companies, at equity	$1,733	$19	$32			$213	$1,997
Segment assets (6)	$5,853	$1,105	$853	$292	$150	$235	$8,488
Capital expenditures	$883	$66	$67	$30	$16	$3	$1,065

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)	In 2008, restructuring, impairment and other charges and (credits) include a charge of $22 million that was primarily comprised of severance costs for a restructuring plan in the Telecommunications segment.
(4)	In 2007, equity in earnings of affiliated companies, included $40 million related to impairments and other charges and credits for Samsung Corning in the All Other segment.
(5)	Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales. In 2008, net income (loss) included a $12 million litigation settlement in the Display Technologies segment and a $14 million loss on the sale of a business in the All Other segment. In 2007, net income (loss) of the Telecommunications segment included a $19 million gain on the sale of the European submarine cabling business.
(6)	Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

20.	Operating Segments (continued)

For the year ended December 31, 2009, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 62% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 85% of total segment sales.
•	In the Specialty Materials segment, there were no customers that accounted for 10% of segment sales.
•	In the Life Sciences segment, two customers accounted for 45% of segment sales.

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

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Years ended December 31,
	2009	2008	2007
Net income of reportable segments	$1,954	$2,345	$2,235
Non-reportable segments	(80)	(168)	(161)
Unallocated amounts:
Net financing costs (1)	(122)	15	36
Stock-based compensation expense	(127)	(118)	(138)
Exploratory research	(61)	(69)	(67)
Corporate contributions	(27)	(35)	(32)
Equity in earnings of affiliated companies, net of impairments (2)	297	382	363
Asbestos litigation (3)	(20)	340	(185)
Other corporate items (4)	194	2,565	99
Net income	$2,008	$5,257	$2,150

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains and losses associated with benefit plans.
(2)	Equity in earnings of affiliated companies, net of impairments and taxes is primarily equity in earnings of Dow Corning Corporation, which includes the following items:
•	In 2009, a $29 million credit primarily for our share of excess foreign tax credits from foreign dividends and a $29 million charge for our share of restructuring charges.
•	In 2008, an $18 million charge representing our share of an other-than-temporary impairment of auction rate securities.
(3)	In 2009, Corning recorded charges of $20 million to adjust the asbestos liability for the change in value of certain components of the amended PCC Plan and the estimated liability for non-PCC asbestos claims. In 2008, Corning reduced its liability for asbestos litigation by $327 million as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. Also, in 2008, Corning recorded a credit of $13 million to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan. In 2007, Corning recorded a charge of $185 million for the change in the estimated fair value of the components of the asbestos litigation liability under the terms of the 2003 plan.
(4)	Other corporate items include the tax impact of the unallocated amounts and the following significant items:
•	In 2009, Corning recorded $10 million of additional valuation allowance due to a change in judgment about the realizability of U.S. and United Kingdom deferred tax assets in future years; a $41 million tax benefit to reflect a deferred tax asset associated with Medicare Part D subsidies; a $27 million U.S. tax credit for research and experimentation expenses incurred from 2005 to 2008; and $98 million of restructuring charges.
•	In 2008, Corning released $2.5 billion of valuation allowances including $2.4 billion due to sustained profitability and positive future earnings projections for U.S. entities and $115 million from a change in estimate regarding 2008 U.S. taxable income. Also, we recorded a $40 million gain related to a favorable tax settlement with the Canadian Revenue Agency and net losses of $53 million on certain available-for-sale securities included in cash and short-term investments.
•	In 2007, Corning recorded a loss of $15 million from the repurchase of $223 million principal amount of our 6.25% Euro notes due 2010 and a credit of $103 million from the release of a valuation allowance on German tax benefits.

20.	Operating Segments (continued)

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):

	Years ended December 31,
	2009	2008	2007
Total assets of reportable segments	$11,088	$10,338	$8,253
Non-reportable segments	206	202	235
Unallocated amounts:
Current assets (1)	4,203	3,327	3,808
Investments (2)	1,116	980	1,039
Property, net (3)	895	1,027	981
Other non-current assets (4)	3,787	3,382	899
Total assets	$21,295	$19,256	$15,215

(1)	Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning Corporation).
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets and deferred taxes.

Information concerning principal geographic areas was as follows (in millions):

	2009		2008		2007
	Net sales	Long- lived assets (1)	Net sales	Long- lived assets (1)	Net sales	Long- lived assets (1)

North America
United States	$1,314	$4,625	$1,568	$4,455	$1,630	$4,256
Canada	112		113		132
Mexico	44	64	50	72	48	64
Total North America	1,470	4,689	1,731	4,527	1,810	4,320

Asia Pacific
Japan	630	2,095	803	1,784	670	1,025
Taiwan	1,735	2,518	1,966	2,678	1,932	1,906
China	638	400	293	372	296	151
Korea	61	2,766	57	1,960	79	1,865
Other	105	10	162	3	182	3
Total Asia Pacific	3,169	7,789	3,281	6,797	3,159	4,950

Europe
Germany	190	57	237	154	269	110
France	48	125	60	121	53	150
United Kingdom	92		95	14	73	27
Italy					32
Other	264	63	417	17	343	139
Total Europe	594	245	809	306	770	426

Latin America
Brazil	19		24		22
Other	16		11	15	10	15
Total Latin America	35		35	15	32	15

All Other	127	26	92	20	89	8
Total	$5,395	$12,749	$5,948	$11,665	$5,860	$9,719

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets. Assets in the U.S. and Korea include investments in Dow Corning Corporation and Samsung Corning Precision.

Corning Incorporated and Subsidiary Companies

Schedule II - Valuation Accounts and Reserves

(in millions)

Year ended December 31, 2009	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$230	$15		$245
Accumulated amortization of purchased intangible assets	$204	$13		$217
Reserves for accrued costs of business restructuring	$34	$209	$143	$100

Year ended December 31, 2008	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$3,181		$2,951	$230
Accumulated amortization of purchased intangible assets	$210		$6	$204
Reserves for accrued costs of business restructuring	$34	$19	$(19)	$34

Year ended December 31, 2007	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$21		$1	$20
Deferred tax assets valuation allowance	$3,542		$361	$3,181
Accumulated amortization of purchased intangible assets	$229	$16	$35	$210
Reserves for accrued costs of business restructuring	$76		$42	$34

Quarterly Operating Results

(unaudited)

(In millions, except per share amounts)

2009	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
Net sales	$989	$1,395	$1,479	$1,532	$5,395
Gross margin	$270	$575	$599	$649	$2,093
Restructuring, impairment and other charges	$165		$10	$53	$228
Asbestos litigation charges (credits)	$4	$5	$6	$5	$20
Equity in earnings of affiliated companies	$195	$361	$418	$461	$1,435
Benefit (provision) for income taxes	$66	$4	$(32)	$36	$74
Net income attributable to Corning Incorporated	$14	$611	$643	$740	$2,008

Basic earnings per common share	$0.01	$0.39	$0.41	$0.48	$1.30
Diluted earnings per common share	$0.01	$0.39	$0.41	$0.47	$1.28

2008	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
Net sales	$1,617	$1,692	$1,555	$1,084	$5,948
Gross margin	$844	$852	$735	$307	$2,738
Restructuring, impairment and other charges	$(1)		$(2)	$22	$19
Asbestos litigation (credits) charges	$(327)	$9	$6	$(28)	$(340)
Equity in earnings of affiliated companies	$312	$367	$391	$288	$1,358
(Provision) benefit for income taxes	$(74)	$2,381	$51	$17	$2,375
Net income attributable to Corning Incorporated	$1,029	$3,211	$768	$249	$5,257

Basic earnings per common share	$0.66	$2.05	$0.49	$0.16	$3.37
Diluted earnings per common share	$0.64	$2.01	$0.49	$0.16	$3.32

DOW CORNING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2009

DOW CORNING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors of

Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and equity present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing depreciation effective January 1, 2008. In addition, also as discussed in Note 2, the Company changed the presentation of ownership interests in subsidiaries held by parties other than the parent to a separate component of equity.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 8, 2010

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions of U.S. dollars, except for per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net Sales	$5,092.5	$5,450.0	$4,943.1

Operating Costs and Expenses:
Cost of sales	3,332.1	3,496.7	3,196.0
Marketing and administrative expenses	580.3	542.5	568.8
Restructuring expenses	101.6	-	-

Total operating costs and expenses	4,014.0	4,039.2	3,764.8

Operating Income	1,078.5	1,410.8	1,178.3

Interest income	17.4	74.2	64.5
Other nonoperating (expense) income, net	(29.3)	(66.4)	22.2

Income before Income Taxes	1,066.6	1,418.6	1,265.0
Income tax provision	331.1	495.9	410.6

Net Income	735.5	922.7	854.4
Less: Noncontrolling interests’ share in net income	155.9	184.0	164.3

Net Income Attributable to Dow Corning Corporation	$579.6	$738.7	$690.1

Weighted-Average Common Shares Outstanding (basic and diluted)	2.5	2.5	2.5

Net Income per Share (basic and diluted)	$231.84	$295.48	$276.04

Dividends Declared per Common Share	$177.60	$164.80	$104.00

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,716.1	$1,281.7
Accounts receivable (net of allowance for doubtful accounts of $9.8 in 2009 and $11.1 in 2008)	679.8	525.2
Notes and other receivables	204.4	172.3
Inventories	706.3	932.0
Deferred income taxes	203.9	130.0
Other current assets	59.2	171.4

Total current assets	3,569.7	3,212.6

Property, Plant and Equipment	9,149.2	7,748.0
Less - Accumulated Depreciation	(4,130.7)	(3,992.1)

Net property, plant and equipment	5,018.5	3,755.9

Other Assets:
Marketable securities	1,072.9	1,109.0
Deferred income taxes	740.7	867.1
Intangible assets (net of accumulated amortization of $37.9 in 2009 and $32.5 in 2008)	72.2	42.5
Goodwill	75.0	72.6
Other	290.7	162.5

Total other assets	2,251.5	2,253.7

Total Assets	$10,839.7	$9,222.2

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$682.8	$890.5
Trade accounts payable	527.1	487.4
Accrued payrolls and employee benefits	184.2	184.0
Accrued taxes	85.5	96.1
Accrued interest	78.1	80.4
Accrued restructuring expenses	20.9	-
Current deferred revenue	209.1	119.2
Other current liabilities	138.3	150.2

Total current liabilities	1,926.0	2,007.8

Other Liabilities:
Long-term debt	742.0	86.7
Implant reserve	1,580.3	1,597.6
Employee benefits	1,084.3	1,168.1
Deferred revenue	2,324.3	1,537.5
Other noncurrent liabilities	154.8	85.1

Total other liabilities	5,885.7	4,475.0

Equity:
Stockholders’ equity:
Common stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	2,895.9	2,760.3
Accumulated other comprehensive loss
Cumulative translation adjustment	204.8	195.2
Pension and other postretirement benefit adjustments	(617.6)	(629.6)
Other equity adjustments	(25.4)	(107.9)

Total accumulated other comprehensive loss	(438.2)	(542.3)

Dow Corning Corporation’s stockholders’ equity	2,470.2	2,230.5
Noncontrolling interest in consolidated subsidiaries	557.8	508.9

Total Equity	3,028.0	2,739.4

Total Liabilities and Equity	$10,839.7	$9,222.2

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Year ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$735.5	$922.7	$854.4
Depreciation and amortization	198.9	223.5	244.8
Changes in deferred revenue, net	876.7	763.0	543.1
Changes in deferred taxes, net	82.7	90.8	29.9
Changes in restructuring accrual	20.9	-	-
Other, net	(27.6)	59.0	25.3
Changes in operating assets and liabilities
Changes in accounts and notes receivable	(73.5)	25.2	(14.9)
Changes in accounts payable	61.7	(83.2)	121.2
Changes in inventory	232.8	(214.1)	(131.4)
Changes in other operating assets and liabilities	(1.5)	(102.3)	23.5
Cash Flows Related to Reorganization
Reorganization costs	(5.5)	(5.7)	(3.7)
Implant reserve and other payments	(33.5)	(67.6)	(46.3)
Payments under co-insurance arrangement	(8.8)	(16.6)	(7.5)
Implant insurance reimbursements	42.3	81.5	53.8

Cash provided by operating activities	2,101.1	1,676.2	1,692.2

Cash Flows from Investing Activities
Capital expenditures	(1,465.1)	(1,370.2)	(1,080.4)
Acquisitions of business interests	(158.6)	-	-
Proceeds from sales and maturities of securities	135.4	1,226.7	5,488.6
Purchases of securities	(1.6)	(938.1)	(5,744.4)
Other, net	(51.8)	45.3	(23.1)

Cash used in investing activities	(1,541.7)	(1,036.3)	(1,359.3)

Cash Flows from Financing Activities
Proceeds from long-term debt	681.4	20.8	1.8
Payments of long-term debt	(26.7)	(1.7)	(2.8)
Change in short-term borrowings	(213.2)	869.8	(17.6)
Distributions to shareholders of noncontrolling interests	(177.1)	(91.5)	(86.8)
Cash received from noncontrolling shareholders	46.5	41.0	-
Dividends paid to stockholders	(444.0)	(412.0)	(260.0)

Cash (used in) provided by financing activities	(133.1)	426.4	(365.4)

Effect of Exchange Rate Changes on Cash	8.1	(10.0)	5.9

Changes in Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	434.4	1,056.3	(26.6)
Cash and cash equivalents at beginning of period	1,281.7	225.4	252.0

Cash and cash equivalents at end of period	$1,716.1	$1,281.7	$225.4

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars)

	Total	Comprehensive Income	Dow Corning Corporation Stockholders’ Equity			Noncontrolling Interest
			Retained Earnings	AOCI (1)	Common Stock
Balance at December 31, 2006	$2,161.5		$2,003.2	$(152.5)	$12.5	$298.3
Net Income	854.4	854.4	690.1			164.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	88.3	88.3		81.6		6.7
Unrealized net loss on available for sale securities	0.4	0.4		0.1		0.3
Net loss on cash flow hedges	6.1	6.1		6.1		-
Pension and other postretirement benefit adjustments	(21.1)	(21.1)		(20.9)		(0.2)

Other comprehensive income (loss), net of tax:	73.7	73.7

Comprehensive income	928.1	928.1

Cash received from noncontrolling shareholders	0.7					0.7
Dividends declared on common stock	(346.8)		(260.0)			(86.8)

Balance at December 31, 2007	$2,743.5		$2,433.3	$(85.6)	$12.5	$383.3

Adoption of Uncertain Tax Positions Guidance	0.3	0.3	0.3
Net Income	922.7	922.7	738.7			184.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	32.2	32.2		14.1		18.1
Unrealized net loss on available for sale securities	(115.8)	(115.8)		(88.0)		(27.8)
Net loss on cash flow hedges	(17.7)	(17.7)		(17.7)		-
Pension and other postretirement benefit adjustments	(363.3)	(363.3)		(365.1)		1.8

Other comprehensive income (loss), net of tax:	(464.6)	(464.6)

Comprehensive income	458.4	458.4

Cash received from noncontrolling shareholders	41.0					41.0
Dividends declared on common stock	(503.5)		(412.0)			(91.5)

Balance at December 31, 2008	$2,739.4		$2,760.3	$(542.3)	$12.5	$508.9

Net Income	735.5	735.5	579.6			155.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.1	9.1		9.6		(0.5)
Unrealized net gain on available for sale securities	96.0	96.0		71.5		24.5
Net gain on cash flow hedges	11.0	11.0		11.0		-
Pension and other postretirement benefit adjustments	11.6	11.6		12.0		(0.4)

Other comprehensive income (loss), net of tax:	127.7	127.7

Comprehensive income	863.2	863.2

Cash received from noncontrolling shareholders	46.5					46.5
Dividends declared on common stock	(621.1)		(444.0)			(177.1)

Balance at December 31, 2009	$3,028.0		$2,895.9	$(438.2)	$$12.5	$557.8

(1)	Accumulated Other Comprehensive Income (“AOCI”)

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except where noted)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Dow Corning Corporation (“Dow Corning”) was incorporated in 1943 by Corning Glass Works, now Corning Incorporated (“Corning”) and The Dow Chemical Company (“Dow Chemical”) for the purpose of developing and producing polymers and other materials based on silicon chemistry. Dow Corning operates in various countries around the world through numerous wholly owned or majority owned subsidiary corporations (hereinafter, the consolidated operations of Dow Corning and its subsidiaries may be referred to as the “Company”).

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

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Management has evaluated subsequent events through February 8, 2010, the date the financial statements were available to be issued. Certain prior year items have been reclassified to conform to the 2009 presentation.

Bankruptcy Proceedings

On May 15, 1995, the company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division in order to resolve the Company’s breast implant liabilities and related matters. The Company emerged from its Chapter 11 proceedings on June 1, 2004. See Note 14 for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Dow Corning and all of its wholly owned and majority owned domestic and foreign subsidiaries. The Company’s interests in 20% to 50% owned subsidiaries are carried on the equity basis and are included in “Other Assets - Other” in the consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) guidance related to consolidations the Company’s policy is to include the accounts of entities in which the Company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests), and for which it is the primary beneficiary, in the Company’s consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 inputs are unadjusted, quoted prices for identical assets or liabilities in active markets. Level 2 inputs are quoted prices, not included in Level 1, that are either directly or indirectly observable, including quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs are unobservable inputs and include the Company’s assumptions that would be used by market participants.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of ninety days or less. The carrying amounts for cash equivalents approximate their fair values. Cash equivalents are measured using Level 1 inputs as defined by FASB guidance related to fair value measurements and disclosures.

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

Effective January 1, 2008, the Company changed its deprecation method for its property, plant and equipment from accelerated methods to straight-line. The change was accounted for as a change in estimate effected by a change in accounting principle and applied prospectively in accordance with FASB guidance related to accounting changes and error corrections. The straight-line method is preferable because it will better allocate the cost of assets to the pattern of consumption due to technological advances and improved maintenance systems and processes which have occurred over time. The change increased pre-tax income by $43.0 and increased net income by $27.1 for the year ended December 31, 2008.

Effective October 1, 2008, the Company changed the useful lives of certain property, plant and equipment as a result of the Company’s historical experience which demonstrated longer useful lives for certain classes of assets. The change was accounted for as a change in estimate and applied prospectively in accordance with FASB guidance related to accounting changes and error corrections. The effect of the change to depreciation expense increased pre-tax income by $21.7 and increased net income by $13.7 for the year ended December 31, 2008.

The Company capitalizes the costs of internal-use software in accordance with FASB guidance related to intangibles. Amounts capitalized during the years ended December 31, 2009 and 2008 were $11.0 and $9.7, respectively. As of December 31, 2009 and 2008, unamortized software costs were $10.7 and $10.2, respectively. Amortization expense of $10.5, $10.5 and $7.4 were recognized during the years ended December 31, 2009, 2008 and 2007, respectively, related to such capitalized software costs.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. See Note 9 for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for asset retirement obligations in accordance with FASB guidance. This guidance requires companies to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists. These obligations may result from acquisition, construction, or the normal operation of a long-lived asset. The Company records asset retirement obligations at fair value in the period in which they are incurred. As of December 31, 2009 and 2008, the Company had noncurrent liabilities of $8.7 and $7.5, respectively, for asset retirement obligations primarily related to landfill closure costs recorded in the consolidated balance sheets as “Other noncurrent liabilities.”

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

Marketable Securities

The Company accounts for investments in debt and equity securities in conformity with FASB guidance. This guidance requires the use of fair value accounting for trading or available for sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” in the consolidated balance sheets. All such investments are considered to be available for sale. Because the Company does not intend to sell, nor is it likely to be forced to sell, its available-for-sale securities, declines in fair value are considered temporary. In addition, the Company regularly evaluates available evidence to determine if it will be able to recover the cost of these securities. If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive income/(loss).” For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company’s policy is to purchase investment grade securities. See Note 5 for further information.

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

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment in accordance with FASB guidance for accounting for goodwill and intangibles. The Company completed its tests for impairment of goodwill during the three month period ended September 30, 2009. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. See Note 10 for further information.

Revenue

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectability is reasonably assured. Revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts. Amounts billed to customers in excess of amounts recognized as revenue are reported as deferred revenue in the consolidated balance sheets. See Note 12 for further information. The Company’s revenue recognition policies comply with FASB guidance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping Costs

Shipping costs are primarily comprised of payments to third party shippers. The Company records shipping costs incurred as a component of “Cost of sales” in the consolidated statements of income. Shipping costs were $138.3, $151.0 and $134.3 for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in “Cost of sales” in the consolidated statements of income. These costs are comprised of primarily labor costs, outside services and depreciation. Research and development costs were $216.6, $227.6 and $229.5 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes in conformity with the provisions of FASB guidance. This guidance requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. Further, the Company recognizes tax liabilities stemming from uncertain tax positions in accordance with FASB guidance for accounting for uncertainty in income taxes. At December 31, 2009 and 2008, the Company had net deferred tax asset balances of $943.6 and $995.4, respectively, after valuation allowances of $85.9 and $104.7, respectively. See Note 7 for further information.

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Because the Company conducts business in many countries, these fluctuations affect the Company’s consolidated financial position and results of operations. The Company accounts for these fluctuations in accordance with FASB guidance related to foreign currency matters.

Subsidiaries in Europe, Japan and China translate their assets and liabilities, stated in their functional currency, into U.S. dollars at exchange rates in effect at the end of the current period. The resulting gains or losses are reflected in “Cumulative translation adjustment” in the stockholders’ equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in “Other nonoperating income, net” in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

The Company recognizes all derivatives as “Other current assets,” “Other noncurrent assets,” “Other current liabilities,” or “Other noncurrent liabilities” in the consolidated balance sheets at fair value. On the date the derivative instrument is entered into, if the Company is designating the instrument as a hedge, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative that is designated as and meets all the required criteria for a hedge of a net investment are recorded in accumulated other comprehensive income. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Cash flows from derivatives designated as hedges are classified in the same category of the consolidated statements of cash flows as the items being hedged. Cash flows from derivatives not designated as hedging instruments are classified in the investing activities section of the consolidated statements of cash flows.

Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. See Note 8 for further information.

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

Environmental Matters

The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. See Note 15 for further information.

New Accounting Standards

In December 2009, the FASB issued guidance related to the accounting and disclosure requirements for transfers of financial assets. This guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them. The guidance also changes the requirements for derecognizing the transferred assets and eliminates the concept of a qualifying special purpose entity. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is in the process of assessing the impact of the adoption of this guidance on the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2009, the FASB issued guidance related to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This guidance requires an enterprise to perform a qualitative analysis on a continual basis to determine whether or not it must consolidate a VIE. Additionally, the guidance requires enhanced disclosures about an enterprise’s involvement with VIEs as well as disclosure of any significant assumptions and judgments used to determine whether or not to consolidate a VIE. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is in the process of assessing the impact of the adoption of this guidance on the Company’s financial position and results of operations.

In October 2009, the FASB issued new guidance related to revenue recognition for multiple-deliverable revenue arrangements expanding the disclosure requirements related to such arrangements. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption is not expected to impact the Company’s financial position and results of operations.

In July 2009, the FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB named the Codification the single authoritative source of generally accepted accounting principles in the United States. The Company adopted the Codification effective September 1, 2009. The adoption did not impact the Company’s financial position and results of operations.

In May 2009, the FASB issued new guidance for subsequent events disclosure. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Company adopted the new guidance effective April 1, 2009. The adoption did not impact the Company’s financial position and results of operations. See Note 1 “Business and Basis of Presentation.”

In April 2009, the FASB issued new guidance for interim disclosures about the fair value of financial instruments. This guidance requires summarized disclosures about the fair value of financial instruments for interim reporting periods. The Company adopted the new guidance effective April 1, 2009. The adoption did not impact the Company’s financial position and results of operations.

In April 2009, the FASB issued new guidance for recognition and presentation of other-than-temporary impairments. This guidance amends other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted the new guidance effective April 1, 2009. The adoption did not impact the Company’s financial position and results of operations. See Note 5 “Investments.”

In April 2009, the FASB issued new guidance for determining the fair value when the level of market activity has significantly decreased and for identifying transactions that are not orderly. The Company adopted the new guidance effective April 1, 2009. The adoption did not impact the Company’s financial position and results of operations. See Note 5 “Investments.”

In December 2008, the FASB issued new guidance for employers’ disclosures about postretirement benefit plan assets to require expanded disclosures. The guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company adopted the new guidance effective December 31, 2009. The adoption did not impact the Company’s financial position and results of operations.

In April 2008, the FASB issued new guidance that amended the assumptions to be used by the Company when determining the useful lives of intangible assets. The Company adopted the guidance effective January 1, 2009. The adoption did not impact the Company’s financial position and results of operations.

In March 2008, the FASB issued new guidance which requires additional disclosures about derivative instruments and hedging activities. The Company adopted the guidance effective January 1, 2009. The adoption did not impact the Company’s financial position and results of operations. See Note 8 “Derivative Instruments and Hedging Activities.”

In February 2008, the FASB issued new guidance deferring the effective date of new guidance for fair value measurements for nonfinancial assets and liabilities that are not disclosed at fair value on a recurring basis. The new guidance was effective for fiscal years beginning after November 15, 2008. The Company adopted the guidance January 1, 2009. The adoption did not impact the Company’s financial position and results of operations.

In December 2007, the FASB issued new guidance for noncontrolling interests. This guidance changes the classification of ownership interests in subsidiaries held by parties other than the parent to a separate component of equity. The guidance requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests. The Company adopted the guidance effective January 1, 2009. The adoption did not impact the Company’s financial position and results of operations.

NOTE 3 – RESTRUCTURING

In February 2009, in response to current economic challenges, Dow Corning announced it would reduce its workforce through reduction-in-force programs and site closures globally. These actions were part of broader cost-saving measures taken by the Company, including efforts to maximize operational efficiency and tightly controlling expenses. The Company’s restructuring liability is expected to be settled by December 31, 2010. The Company recorded restructuring expenses of $101.6 during the year ended December 31, 2009. This amount was comprised of approximately $95.6 for employee-related costs associated with ongoing benefit arrangements and one-time termination benefits and $6.0 for lease terminations, asset disposals and demolitions. No further material costs are expected.

The following table summarizes activities related to restructuring for the year ended December 31, 2009:

Severance Costs
Accrued liability at January 1, 2009	$-
Accrual of restructuring expenses	96.6
Adjustment to liability	(4.2)
Cash payments	(74.1)
Foreign currency impact	2.6

Accrued liability at December 31, 2009	$20.9

NOTE 4 – ACQUISITIONS OF BUSINESS INTERESTS

On November 5, 2009, the Company acquired 100% of the equity of Globe Metais Industria e Comercio S.A. (“Metais”), a silicon metal producer with manufacturing operations in Brazil. Concurrently, the Company contributed cash in exchange for 49% of the equity interests of Globe Metallurgical Inc.’s silicon manufacturing operation, WVA Manufacturing LLC (“WVA”), a silicon metal producer with manufacturing operations in West Virginia. The Company paid approximately $75.0 in cash in exchange for the stock of Metais and $100.0 in cash for the equity interests in WVA. Direct costs of the acquisition were approximately $3.6 related to legal and advisory services. The Company believes that these transactions enhance both the security of supply and cost effectiveness of a key raw material.

The acquisition of the controlling interest of Metais was accounted for as a business combination in accordance with FASB guidance. The balance sheet and results of operations of Metais were included in the Company’s consolidated financial statements as of December 31, 2009. Because the Company does not hold a controlling interest in WVA, the investment was accounted for by the equity method of accounting for investments in accordance with FASB guidance and included in “Other” in the Company’s consolidated balance sheet as of December 31, 2009. The results of operations of Metais and the equity results of WVA were not material to the consolidated statement of income.

As of December 31, 2009, determination of the fair value of the assets and liabilities at the acquisition date for the Metais business combination was not complete. Determining the fair values of certain of the acquired assets and assumed liabilities required the Company to exercise significant judgment. Additional information including the valuation of forestry assets, the final appraisal of property, plant and equipment and valuation of certain intangible assets, as well as a complete evaluation of contingent liabilities is expected to be completed during the first several months of 2010.

The Company’s initial estimates resulted in a fair value of assets and liabilities which exceeded the purchase price for Metais by approximately $14.8. This amount has been recorded as a bargain purchase gain in “Other nonoperating (expense) income, net” of the consolidated statement of income as of December 31, 2009. The gain was primarily related to access to a stable and favorably priced supply of electricity under a long-term contract, the relative condition of property, plant and equipment in relation to replacement cost and the benefit of a net operating loss carryforward that the Company expects to be able to utilize based on its strategic plans for this business. Final determinations of the fair values of assets acquired and liabilities assumed may result in adjustments to the values presented below and a corresponding adjustment to the bargain purchase gain recorded as of December 31, 2009.

NOTE 4 – ACQUISITIONS OF BUSINESS INTERESTS (Continued)

The fair values of the assets acquired and liabilities assumed on November 5, 2009 related to Metais were as follows:

Metais
Cash and marketable securities	$16.7
Other current assets	15.3
Property, plant and equipment, net	30.4
Other intangible assets	35.3
Other assets	55.3
Current and noncurrent liabilities	(47.2)
Debt	(16.1)

Net tangible and intangible assets	89.7

Purchase price, including cash received	74.9

Gain on bargain purchase	$14.8

NOTE 5 – INVESTMENTS

Investments reflected in “Other current assets” and “Marketable securities” in the consolidated balance sheets at December 31, 2009 and 2008 were $1,075.5 and $1,109.0, respectively. These investments have been classified as available for sale.

As of December 31, 2009, all debt securities with fair value less than cost have been in an unrealized loss position for 12 months or more. The cost, gross unrealized gains, gross unrealized losses and fair value of the investments as of December 31 were as follows:

	2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$1,006.2	$-	$(11.4)	$994.8
Auction rate preferred securities and other	79.2	0.8	(8.8)	71.2

Total Debt Securities	$1,085.4	$0.8	$(20.2)	$1,066.0

Foreign Equity Securities	$2.0	$1.3	$-	$3.3
Other	6.2	-	-	6.2

Total Marketable Securities	$1,093.6	$2.1	$(20.2)	$1,075.5

	2008
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$1,122.1	$-	$(80.1)	$1,042.0
Auction rate preferred securities and other	98.0	-	(34.5)	63.5

Total Debt Securities	$1,220.1	$-	$(114.6)	$1,105.5

Foreign Equity Securities	$1.9	$0.7	$(0.2)	$2.4
Other	1.1	-	-	1.1

Total Marketable Securities	$1,223.1	$0.7	$(114.8)	$1,109.0

NOTE 5 – INVESTMENTS (Continued)

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The classifications as of the balance sheet dates as of December 31 were as follows:

	Fair Value
	2009	2008
Level 1	$11.8	$7.5
Level 2	1.7	0.9
Level 3	1,062.0	1,100.6

Total	$1,075.5	$1,109.0

The changes in fair value of Level 3 assets as of December 31 were as follows:

	Fair Value
	2009	2008
Beginning balance	$1,100.6	$-
Transfers in to Level 3	-	1,387.0
Transfers out of Level 3	-	(51.5)
Change in unrealized losses in other comprehensive loss	92.6	(114.5)
Sales of assets classified as Level 3	(131.2)	(120.4)

Ending balance	$1,062.0	$1,100.6

Level 3 available for sale securities with a par value of $132.9 were sold or redeemed during the year ended December 31, 2009. These sales and redemptions related to securities backed by student loans and auction rate preferred securities. The sales or redemptions were at a weighted average of 99% of par.

The contractual maturities of the debt securities, excluding auction rate preferred securities, as of December 31 were as follows:

2009
Mature in one year or less	$2.3
Mature after one year through five years	-
Mature after five years	994.8

Total debt securities	$997.1

Auction Rate Securities

As of December 31, 2009, the Company held auction rate securities of $1,062.0 included in the consolidated balance sheet. These securities consisted principally of revenue bonds backed by student loans that are guaranteed by the U. S. Government, revenue bonds backed by insured student loans and bundled preferred equity securities.

Historically, the cost of the auction rate securities approximated fair value. The Company had experienced a long history of successful auctions. However, in mid-February 2008, auctions began to fail and continued to fail for virtually all of these securities because there were an insufficient number of buy bids. Upon failure of an auction, the Company is required to hold the security until the next auction date at a contractually predetermined interest rate generally higher than the risk-free treasury rate. A failed auction reduces the immediate liquidity available to the Company, since there are currently no secondary markets for the auction rate securities held by the Company. Since the Company does not know when a market will return or develop, securities valued at $1,062.0 were classified as noncurrent assets as of December 31, 2009. Management believes the Company has sufficient sources of liquidity to fund its operations, capital expenditure plan, breast implant settlement liabilities and shareholder dividends through cash on hand, cash generated by operations or access to credit markets.

NOTE 5 – INVESTMENTS (Continued)

Due to the absence of observable prices in an active market for the same or similar securities, the fair value of $1,062.0 of the securities was based on a discounted cash flow analysis using forecasts of future cash flows and interest rates. The data used for the forecasts included benchmark interest rates such as LIBOR and U.S. Treasury rates, commercial paper rates and other interest rate indices reflecting market required rates of return. The valuation considered variable coupon payments, the restriction in liquidity due to failed auctions, the credit risk related to each group of securities and the probability of recovery or replacement of the auction rate securities market. Other considerations also included the nature of the collateralizations, guarantees, contractual structures of the securities and issuers’ indication of intent to redeem. In accordance with fair value measurement guidance, the auction rate securities were included in Level 3 at December 31, 2009 because certain of the cash flow model inputs were not readily observable.

Auction Rate Securities backed by Student Loans

The Company held auction rate securities backed by student loans valued at $994.8 included in the consolidated balance sheet as of December 31, 2009. The securities had the following credit ratings: AAA – 88%, A – 5%, A- – 5% and CCC – 2%. These auction rate securities were variable rate debt instruments with underlying securities that have contractual maturities that range from 14 to 33 years and whose interest rates are reset every 28 to 35 days through an auction process. Since the auctions have failed, default interest rates are applicable and each issuer has continued to pay required interest payments. Because the fair value of these securities was lower than the cost, an unrealized loss of $8.8, net of the noncontrolling interests’ share of $2.6, was recorded in “Accumulated other comprehensive loss” in the year ended December 31, 2009.

Auction Rate Preferred Securities

The Company held auction rate securities backed by preferred equity securities valued at $67.2 included in the consolidated balance sheets as of December 31, 2009. The securities had the following ratings: A- – 10%, BB – 73% and BBB+ – 17%. The interest rates reset on these variable rate equity instruments every 16 to 38 days through an auction process. Since the auctions have failed, default dividend allocation methods are in effect. The issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices. Because the fair value of these securities was lower than the cost, an unrealized loss of $8.0, net of the noncontrolling interests’ share of $0.8, was recorded in “Accumulated other comprehensive loss” in the year ended December 31, 2009.

Classification of Unrealized Losses

As of December 31, 2009, the Company had no intent to sell, nor was expected to be required to sell, auction rate securities backed by student loans and auction rate preferred securities before the anticipated recovery in market value. In determining that the unrealized losses related to these securities were not other-than-temporary, the Company considered several other factors. These factors included the financial condition and prospects of the issuer, expected continuation of interest and dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position and the credit rating of the security. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuers. Total unrealized losses of $16.8, net of $3.4 for the noncontrolling interests’ share, related to auction rate securities were included in “Accumulated Other comprehensive loss” in the consolidated balance sheet as of December 31, 2009. The fair value of these securities could be subject to further adjustments in the future if indicated by either observable prices in an active market or a change in the results of valuations.

Fannie Mae and Freddie Mac

The year ended December 31, 2008 included an unrealized loss of $50.6 in “Other nonoperating expense, net” related to auction rate preferred securities with a par value of $51.5 issued by Fannie Mae and Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency announced that it was placing Fannie Mae and Freddie Mac under conservatorship and the payments of dividends on the preferred securities of the type owned by the Company were suspended. Accordingly, management believed the fair value of these securities was other-than-temporarily impaired, and credit losses were incurred in the amount of $50.6.

NOTE 6 – INVENTORIES

The value of inventories is determined using the lower of cost or market as the basis. Produced goods are valued using a first-in, first-out (FIFO) cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology. The components of inventories as of December 31 were as follows:

	2009	2008
Produced goods	$547.6	$731.6
Purchased materials	76.9	133.0
Maintenance and supplies	81.8	67.4

Total Inventory	$706.3	$932.0

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

NOTE 7 – INCOME TAXES

The components of income before income taxes and noncontrolling interests for the year ended December 31 were as follows:

	2009	2008	2007
Domestic	$964.3	$1,219.1	$1,065.2
Foreign	102.3	199.5	199.8

Total	$1,066.6	$1,418.6	$1,265.0

The components of the income tax provision for the year ended December 31 were as follows:

	2009			2008			2007
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Domestic	$172.9	$92.9	$265.8	$328.8	$89.3	$418.1	$310.0	$22.6	$332.6
Foreign	75.5	(10.2)	65.3	76.3	1.5	77.8	70.7	7.3	78.0

Total	$248.4	$82.7	$331.1	$405.1	$90.8	$495.9	$380.7	$29.9	$410.6

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31 were as follows:

	2009	2008
Deferred Tax Assets:
Implant costs	$572.4	$572.0
Accruals and other	168.9	179.1
Postretirement benefit obligations	409.0	399.5
Inventories	80.0	40.4
Long-term debt	33.8	32.7
Foreign tax credit carryforward	47.0	-
Tax loss carryforwards	155.6	96.9

Total Deferred Tax Assets	$1,466.7	$1,320.6
Deferred Tax Liabilities:
Property, plant and equipment	(437.2)	(220.5)

Net Deferred Tax Asset Prior to Valuation Allowance	$1,029.5	$1,100.1
Less: Valuation Allowance	(85.9)	(104.7)

Net Deferred Tax Asset	$943.6	$995.4

NOTE 7 – INCOME TAXES (Continued)

The Company believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in FASB guidance related to income taxes. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards at December 31, 2009 amounted to $155.6 compared to $96.9 at December 31, 2008. Substantially all of the tax effected operating loss carryforwards are subject to an indefinite carryforward period and were generated by the Company’s subsidiaries in Brazil and the United Kingdom. The carryforward period of net operating losses in these countries is unlimited. The Company has determined that no valuation allowance is needed for the net operating losses.

The valuation allowance of $85.9 at December 31, 2009 includes $11.6 attributable to the inability to utilize net operating loss carryforwards from the Company’s subsidiaries of $10.8 in China and $0.8 in the United States. The operating loss carryforward period in China is five years. The majority of the remaining valuation allowance is attributable to realized and unrealized capital losses on marketable securities of $27.1 and $47.2 from Chinese subsidiaries that are in the initial start-up phase of operations.

Cash paid during the year for income taxes, net of refunds received, was $234.4 in 2009, $399.8 in 2008 and $360.7 in 2007.

The income tax provision at the effective rate may differ from the income tax provision at the United States federal statutory tax rate. A reconciliation of the tax rate for the year ended December 31 is illustrated in the following table:

	2009	2008	2007
Income Tax Provision at Statutory Rate	$373.3	$496.5	$442.7
Foreign provisions and related items	(2.6)	(6.8)	(16.6)
Change in foreign tax rates	-	0.5	13.5
China joint venture losses	28.4	15.9	12.2
Domestic joint venture dividends	18.0	11.0	4.4
Domestic manufacturing deduction	(15.6)	(21.1)	(21.3)
U.S. tax effect of foreign earnings and dividends	(68.9)	1.3	(6.6)
State income taxes	5.9	13.1	8.7
Tax exempt interest income	(3.3)	(19.0)	(15.8)
Audit settlement	-	(7.0)	-
Valuation allowance on capital losses	0.6	19.4	-
Other, net	(4.7)	(7.9)	(10.6)

Total Income Tax Provision at Effective Rate	$331.1	$495.9	$410.6

Effective Rate	31.0%	35.0%	32.5%

During 2009, the Company’s subsidiary in the Netherlands paid a dividend to the United States that resulted in a $62.9 reduction in the income tax provision for the year ended December 31, 2009.

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

As of December 31, 2009, income and remittance taxes have not been recorded on $625.2 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2005.

NOTE 7 – INCOME TAXES (Continued)

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

Year
France	2008
Belgium	2007
Germany	2007
Japan	2007
Korea	2007
United Kingdom	2007
Brazil	2005
United States	2005
China	2003

The IRS commenced an examination of the Company’s U.S. income tax returns for 2006 and 2007 during 2008. The Company is also participating in the IRS Compliance Assurance Process (“CAP”) for the 2008 and 2009 tax years. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. Management anticipates that, except for the 2009 tax year, these audits will be closed during 2010. Management anticipates that the 2009 audit will be completed in 2011. As of December 31, 2009, no jurisdiction has proposed any significant adjustments to the Company’s tax returns that would materially affect the Company’s financial position. In addition, the effect of any proposed adjustment would either be offset by overpayments currently on deposit with the appropriate jurisdictions or would be immaterial. The Company anticipates that no additional payments will be made during 2010 related to any audit activity, and that any changes to its liability for unrecognized tax benefits would be immaterial.

The Company adopted the provisions of FASB guidance for accounting for uncertainty in income taxes, as of January 1, 2007. As a result of the implementation of this guidance, the Company recognized a decrease of approximately $0.3 in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 were as follows:

	2009	2008	2007
Unrecognized tax benefits as of January 1	$16.7	$18.8	$9.8
Additions based on tax positions related to the current year	0.4	1.6	2.7
Reductions based on tax positions related to the current year	(0.8)	-	-
Additions for tax positions of prior years	-	1.4	7.5
Reductions for tax positions of prior years	(1.0)	(1.3)	(1.2)
Settlements	(0.2)	(3.8)	-

Balance as of December 31	$15.1	$16.7	$18.8

As of December 31, 2009, the Company had approximately $15.1 total gross unrecognized tax benefits. Of this total, $12.4, net of the federal benefit on state issues, represents the amounts of the unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2009 the Company did not incur any interest and penalties. During the years ended December 31, 2008 and 2007, the Company recognized approximately $1.0 and $0.6, respectively, in interest and penalties. The Company had approximately $3.4, $3.6 and $3.1 accrued for the payment of interest and penalties as of December 31, 2009, 2008 and 2007, respectively.

Tax Effect of Other Comprehensive Income

The following table details the tax (expense) benefit of other comprehensive income amounts recognized during the year ended December 31:

	2009	2008	2007
Foreign currency translation adjustments	$-	$-	$-
Unrealized net gain/loss on available for sale securities	-	-	(0.3)
Net gain/loss on cash flow hedges	(5.0)	10.3	(5.1)
Pension and other postretirement benefit adjustments	(3.4)	210.8	15.5

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges

The Company uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets and are reclassified into earnings in the same period or periods during which the underlying hedged item impacts earnings. Gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in current earnings. As of December 31, 2009, the Company had outstanding commodity forward contracts to hedge forecasted purchases of 7.9 million mmbtu of natural gas. Net losses of $12.6 ($7.9 after tax) are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statements of income and included as part of cost of sales in the next 12 months. The forward contracts and options outstanding at December 31, 2009 hedge forecasted transactions expected to occur within the next 24 months.

Foreign exchange options are also used to hedge specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets until the forecasted transaction occurs. As of December 31, 2009, the Company did not have outstanding foreign currency cash flow hedges. Net losses of $0.9 ($0.6 after tax) are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statements of income and included as part of “Other nonoperating (expense) income, net” during the next 12 months. The options outstanding as of December 31, 2009 hedge forecasted transactions expected to occur within the next 3 months.

Economic Hedges

Contracts used to hedge the economic exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. As of December 31, 2009, the total notional amount of the Company’s non-designated foreign currency fair value hedges was $644.7, expressed as U.S. dollars.

The location and amounts of derivative fair values in the Company’s statement of financial position are included in the following table.

	December 31, 2009
	Derivative Assets		Derivatives Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated hedging instruments
Commodity contracts	Other current assets	$0.7	Other current liabilities	$(9.8)
Commodity contracts > 12 months	Other noncurrent assets	-	Other noncurrent liabilities	(0.2)
Economic hedges not designated
Foreign exchange contracts	Other current assets	4.0	Other current liabilities	-

Total derivatives		$4.7		$(10.0)

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The location and amounts of derivative gains and losses in the Company’s income statement are included in the following table.

	December 31, 2009
	Location of Amount Recognized in Income	Year Ended
Derivatives designated as hedging instruments
Foreign exchange contracts	Other nonoperating income (expense)	$(3.8)
Commodity contracts	Cost of sales	(19.7)

Total derivatives designated as hedges		(23.5)
Economic hedges not designated
Foreign exchange contracts	Other nonoperating income (expense)	(34.8)
Tax hedging contracts	Tax provision	4.1

Total derivatives not designated as hedges		(30.7)

Total derivative impact on income statement		$(54.2)

The table below details gains and losses recognized in “Other comprehensive loss” (“OCI”) and gains and losses reclassified from “Accumulated other comprehensive income” (“AOCI”) related to derivatives that were designated as cash flow hedges during the year ended December 31, 2009. The amount of ineffectiveness related to existing cash flow hedges at December 31, 2009 was immaterial.

	Gain/(Loss) in OCI	(Gain)/Loss Reclassified from AOCI into Income	Location of Gain/(Loss) Reclassified
Foreign exchange contracts	$7.5	$3.8	Other nonoperating income (expense)
Commodity contracts	(15.0)	19.7	Cost of sales

Total	$(7.5)	$23.5

Derivative options held by the Company as of December 31, 2009 were valued using observable market inputs and the Black-Scholes model. Forward contracts were also valued using observable market inputs. The inputs used in valuation were considered Level 2 because the inputs are readily observable for the derivative asset or liability.

The amounts below represent fair value classifications of derivative instruments held as of the balance sheet dates and are prior to consideration of counterparty netting arrangements. The net assets and liabilities are recorded in “Other current assets” and “Other current liabilities” in the consolidated balance sheets as of December 31, accordingly.

	2009		2008
	Assets	Liabilities	Assets	Liabilities
Level 1	$-	$-	$-	$-
Level 2	4.7	(10.0)	14.7	(45.3)
Level 3	-	-	-	-

	$4.7	$(10.0)	$14.7	$(45.3)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment as of December 31 were as follows:

	Estimated Useful Life (Years)	2009	2008
Land	-	$164.1	$109.0
Land improvements	11-20	276.0	213.6
Buildings	18-33	1,717.6	1,302.9
Machinery and equipment	3-25	5,414.6	4,842.2
Construction-in-progress	-	1,576.9	1,280.3

Total property, plant and equipment		$9,149.2	$7,748.0
Accumulated depreciation		(4,130.7)	(3,992.1)

Net property, plant and equipment		$5,018.5	$3,755.9

The Company recorded depreciation expense of $192.7, $218.4 and $240.2 for the years ended December 31, 2009, 2008 and 2007, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2009, 2008 and 2007 was $49.1, $32.8 and $8.6, respectively. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 14 for additional details on interest payable to the Company’s commercial creditors.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross and net amounts of intangible assets, excluding goodwill, as of December 31 were as follows:

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$15.2	$(5.4)	$9.8
Customer/Distributor relationships	21.1	(15.6)	5.5
Completed technology	17.2	(9.3)	7.9
Other	56.6	(7.6)	49.0

Total	$110.1	$(37.9)	$72.2

	2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$10.9	$(2.7)	$8.2
Customer/Distributor relationships	27.7	(14.4)	13.3
Completed technology	13.8	(5.3)	8.5
Other	22.6	(10.1)	12.5

Total	$75.0	$(32.5)	$42.5

As of December 31, 2009, other intangible assets include $35.3 for a contractual relationship acquired in conjunction with the purchase of 100% of the equity of Metais. See Note 3 “Acquisitions of Business Interests” for further information about the transaction. The intangible asset acquired will be fully amortized over the expected useful life of approximately 10 years.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The Company recorded amortization expense related to these intangible assets of $6.2, $5.1 and $4.6 for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows:

2010	$9.7
2011	6.7
2012	6.6
2013	6.2
2014	5.9

The changes in the carrying amount of goodwill for the year ended December 31 were as follows:

	2009	2008
Beginning balance	$72.6	$75.4
Purchases	-	-
Disposals	-	-
Translation and other	2.4	(2.8)

Total ending balance	$75.0	$72.6

NOTE 11 – NOTES PAYABLE AND CREDIT FACILITIES

The Company has a $500.0 revolving credit arrangement which expires in 2011. The revolving credit agreement allows for borrowing in various currencies for general corporate purposes of the Company and its subsidiaries and requires the payment of commitment fees. The credit arrangement sets the interest rate at LIBOR at the time of borrowing plus a margin representing a credit spread, which is reset quarterly. The Company is in compliance with its debt covenants, including leverage and interest coverage ratios, related to this credit arrangement. As of December 31, 2009 and 2008, the Company had borrowed the maximum allowed under this credit arrangement. The Company also had outstanding short-term debt of $169.1 in Asia. The borrowings in Asia consisted of $30.0 denominated in U.S. dollars with an interest rate of LIBOR plus 250 basis points. The remaining borrowings in Asia are denominated in Renminbi with an interest rate generally set by the People’s Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 1.81% at December 31, 2009.

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five year term loan facility with a syndicate of commercial banks in China. The amount of the facility was 4.2 billion Renminbi (approximately $615.0 U.S. dollars). The facility permits borrowing in various currencies with repayment required to begin two years after the drawdown date. Repayment will begin in April 2011. The subsidiary is in compliance with its debt covenants, including interest coverage ratio and tangible net worth, related to this credit arrangement. As of December 31, 2009, the subsidiary had borrowed approximately $607.8 under the facility.

In October 2009, a majority owned subsidiary of the Company entered into an unsecured term loan facility with a syndicate of commercial banks in China that will expire in 4.5 years. The amount of the facility was 1.6 billion Renminbi (approximately $234.3 U.S. dollars) and permits borrowing in Renminbi only. Repayment is required to begin 18 months after the drawdown date. Repayment will begin in April 2011. The subsidiary is in compliance with its debt covenants, including interest coverage ratio and tangible net worth, related to this credit arrangement. As of December 31, 2009, the subsidiary had borrowed approximately $73.2 under the facility. On January 18, 2010, the subsidiary borrowed an additional $161.0 against the facility.

Since the interest rates for the borrowings in the U.S. and Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value.

In addition, the Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2009 and 2008 with various U.S. and foreign banks totaling $416.2 and $323.1, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

NOTE 11 – NOTES PAYABLE AND CREDIT FACILITIES (Continued)

Accounts Receivable Securitizations

Dow Corning Toray (“DCT”) maintains an accounts receivable securitization facility with its primary bank. The discount rate under this facility is TIBOR plus 0.20%. DCT sold accounts receivable in the amount of $201.3 to such bank in exchange for cash proceeds of $201.2 during the year ended December 31, 2009. Under the facility, DCT continues to collect the receivables from the customer but retains no interest in the accounts receivable. The facility agreement does not permit DCT to transfer the accounts receivable to any other institution and DCT is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to DCT. As of December 31, 2009, $26.8 was outstanding under the facility.

Additionally, the Company has access to a short term borrowing facility securitized by accounts receivable in the U.S. which expires in 2011. The interest rate under this facility is based on commercial paper pool rates. The facility requires the payment of commitment fees on the unused portion. The Company is in compliance with its debt covenants, including leverage and interest coverage ratios, related to this credit arrangement. As of December 31, 2009, there were no outstanding amounts under this agreement. As of December 31, 2008, the bank held interest in $82.4 of the Company’s accounts receivable.

The counterparties for both accounts receivables facilities are financial institutions that specialize in receivables securitization transactions. They are financed through the issuance of commercial paper.

Long-term Debt

Long-term debt as of December 31 consisted of the following:

	2009	2008
Long-term debt
Variable rate notes due 2011-2014
5.18-5.44% at December 31, 2009	$681.0	$-
Variable rate notes due 2013
5.75% at December 31, 2009	-	21.9
Variable rate bonds due 2019
1.00% at December 31, 2009	4.2	5.2
Other obligations and capital leases
3.82-6.40% at December 31, 2009	60.8	63.3

Total long-term debt	$746.0	$90.4
Less payments due within one year	4.0	3.7

Total long-term debt due after one year	$742.0	$86.7

The fair value of the Company’s long-term debt, including the portion due within one year, approximated its book value of $746.0 and $90.4 at December 31, 2009 and 2008, respectively.

Annual aggregate maturities of the long-term debt of the Company are: $4.0 in 2010, $72.3 in 2011, $140.6 in 2012, $140.9 in 2013, $388.2 thereafter.

Cash paid during the year for interest was $51.7 in 2009, $24.1 in 2008 and $4.7 in 2007.

NOTE 12 – DEFERRED REVENUE

The Company enters into long-term product sales agreements with certain customers. Under these agreements, customers are obligated to purchase minimum quantities of product and make specified payments. The product sales agreements extend over various periods and the revenue associated with the agreements is recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology are included as deferred revenue in the consolidated balance sheets.

NOTE 12 – DEFERRED REVENUE (Continued)

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2009 and 2008, advanced payments of $946.7 and $770.2, respectively, were received by the Company. These amounts are recorded as deferred revenue and are recognized as income ratably on a per kilogram basis as products are shipped over the life of the agreements. The Company expects to receive advanced payments of $983.4 in the next twelve months and $692.0 in periods thereafter. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments.

Deferred revenue included in the consolidated balance sheets as of December 31, 2009 and 2008 was $2,533.4 and $1,656.7, respectively. The current portion of $209.1 and $119.2 was recorded as “Current deferred revenue” in the consolidated balance sheets as of December 31, 2009 and 2008, respectively. The remaining amounts were included in the consolidated balance sheets as “Deferred revenue” in noncurrent liabilities. The advanced payments received are reported as cash flows from operating activities in the consolidated statements of cash flows.

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of pension expense for the Company’s U.S. and non-U.S. plans for the year ended December 31 were as follows:

	U.S. Plans			Non-U.S. Plans			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost
Service cost	$37.3	$31.1	$27.8	$19.4	$25.1	$24.5	$56.7	$56.2	$52.3
Interest cost on projected benefit obligations	81.6	76.0	63.9	30.4	34.2	31.4	112.0	110.2	95.3
Expected return on plan assets	(77.0)	(83.2)	(74.9)	(27.9)	(32.1)	(29.4)	(104.9)	(115.3)	(104.3)
Amortization of net transition obligation	-	-	-	0.2	0.3	0.3	0.2	0.3	0.3
Amortization of net prior service costs	3.1	4.4	4.4	0.8	1.2	1.2	3.9	5.6	5.6
Amortization of net losses	30.9	13.5	9.0	2.3	5.3	9.2	33.2	18.8	18.2
Curtailments, settlements, special termination benefits and other	-	12.0	-	4.8	0.2	0.1	4.8	12.2	0.1

Total	$75.9	$53.8	$30.2	$30.0	$34.2	$37.3	$105.9	$88.0	$67.5

Due to corrections of employee demographic data, pension expense for the year ended December 31, 2008 included an adjustment of $12.0 and the projected benefit obligation at December 31, 2008 included an adjustment of $29.0

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2009	2008	2009	2008	2009	2008
Amortization of net prior service costs	$(3.1)	$(4.4)	$(0.5)	$(1.0)	$(3.6)	$(5.4)
Amortization of transition obligations	-	-	0.1	(0.2)	0.1	(0.2)
Amortization of net losses or settlement recognition	(30.9)	(13.5)	(6.6)	(5.6)	(37.5)	(19.1)
Prior service costs arising during the year	-	-	-	(0.2)	-	(0.2)
Net loss (gain) arising during the year	(56.2)	555.8	54.6	47.4	(1.6)	603.2

Total	$(90.2)	$537.9	$47.6	$40.4	$(42.6)	$578.3

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2009	2008	2009	2008	2009	2008
Projected benefit obligation	$1,454.8	$1,374.9	$576.6	$518.0	$2,031.4	$1,892.9
Accumulated benefit obligation	1,238.6	1,156.2	523.3	450.3	1,761.9	1,606.5
Fair value of plan assets	870.3	666.3	367.0	310.9	1,237.3	977.2

The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2009	2008	2009	2008	2009	2008
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,374.9	$1,161.2	$527.6	$678.5	$1,902.5	$1,839.7
Service cost	37.3	31.1	19.4	25.1	56.7	56.2
Interest cost	81.6	76.0	30.4	34.2	112.0	110.2
Actuarial (gains) losses	35.7	140.6	82.3	(68.8)	118.0	71.8
Foreign currency exchange rate changes	-	-	41.1	(115.9)	41.1	(115.9)
Benefits paid and settlements	(74.7)	(63.0)	(34.7)	(25.1)	(109.4)	(88.1)
Other	-	29.0	-	(0.4)	-	28.6

Projected benefit obligation, end of year	$1,454.8	$1,374.9	$666.1	$527.6	$2,120.9	$1,902.5

Fair value of plan assets
Fair value of plan assets, beginning of year	$666.3	$983.7	$317.9	$496.5	$984.2	$1,480.2
Actual return on plan assets	168.9	(303.1)	66.2	(91.8)	235.1	(394.9)
Foreign currency exchange rate changes	-	-	32.4	(101.1)	32.4	(101.1)
Employer contributions	109.8	48.7	57.7	39.4	167.5	88.1
Participant contributions	-	-	-	-	-	-
Benefits paid and settlements	(74.7)	(63.0)	(33.2)	(25.1)	(107.9)	(88.1)

Fair value of plan assets, end of year	$870.3	$666.3	$441.0	$317.9	$1,311.3	$984.2

Funded status of plans	$(584.5)	$(708.6)	$(225.1)	$(209.7)	$(809.6)	$(918.3)
Accumulated benefit obligation	1,238.6	1,156.2	583.2	450.3	1,821.8	1,606.5

The following table represents assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans as of December 31, 2009.

	Level 1	Level 2	Level 3
Cash and cash equivalents	$14.3	$-	$-
Equity securities	197.2	1.8	-
Corporate debt securities	0.1	93.1	-
U.S. government debt securities	12.9	26.5	-
U.S. government guaranteed mortgage backed securities	-	86.4	-
Other government debt securities	0.3	8.8	0.1
Investment funds	-	832.9	11.6
Other	-	25.3	-

Total	$224.8	$1,074.8	$11.7

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The changes in fair value of Level 3 assets for the year ended December 31, 2009 were as follows:

Beginning balance, January 1, 2009	$14.9
Actual return on assets	1.7
Purchases	0.1
Sales	(5.0)

Ending value, December 31, 2009	$11.7

Level 1 assets were valued based on quoted prices in active markets. Level 2 assets were primarily comprised of assets held in investment funds. The value of these funds was determined based on quoted prices in active markets for assets that are identical to the underlying assets held by the funds.

Level 3 assets were investments in a long term property lease fund. Due to the absence of observable prices in an active market for the same or similar securities, the fair value of the securities was based on the last available market price for the underlying assets.

The following table represents amounts recorded in the consolidated balance sheets as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2009	2008	2009	2008	2009	2008
Current benefit liabilities	$(4.9)	$(4.5)	$(6.1)	$(6.1)	$(11.0)	$(10.6)
Noncurrent benefit liabilities	(579.6)	(704.1)	(219.0)	(203.6)	(798.6)	(907.7)

Total recognized liabilities	$(584.5)	$(708.6)	$(225.1)	$(209.7)	$(809.6)	$(918.3)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	21.2	24.3	7.9	11.6	29.1	35.9
Net loss	704.8	791.9	181.9	128.3	886.7	920.2
Transition obligation	-	-	-	0.1	-	0.1

Accumulated other comprehensive loss	$726.0	$816.2	$189.8	$140.0	$915.8	$956.2

Net amounts recognized	$141.5	$107.6	$(35.3)	$(69.7)	$106.2	$37.9

The Company expects to recognize $44.9 of net loss and $3.6 of net prior service cost as a component of net periodic pension cost in 2010 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan. For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period. The Company had approximately $67.5 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2009 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the United States defined benefit plan, as of December 31, 2009 and 2008, the fair value of plan assets included 56% of equity securities and 44% of debt securities. The plan targets an asset allocation of 50% equity securities and 50% debt securities. The plan’s expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

Given the relatively long horizon of the Company’s aggregate obligation, its investment strategy is to improve and maintain the funded status of its U.S. and non-U.S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are maintained within specified ranges.

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

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions of approximately $115.1 are planned for the U.S. plans in 2010. Contributions of approximately $32.6 are planned for non-U.S. plans in 2010.

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

	Benefit Obligations at December 31
	U.S. Plans		Non-U.S. Plans		Total

	2009	2008	2009	2008	2009	2008

Discount rate	5.99%	6.01%	5.24%	5.65%	5.75%	5.91%
Rate of increase in future compensation levels	4.75%	4.75%	4.52%	4.19%	4.68%	4.59%

	Net Periodic Pension Cost for the Year Ended December 31
	U.S. Plans		Non-U.S. Plans		Total
	2009	2008	2009	2008	2009	2008

Discount rate	6.01%	6.48%	5.65%	5.38%	5.91%	6.08%
Rate of increase in future compensation levels	4.75%	4.50%	4.19%	4.53%	4.59%	4.51%
Expected long-term rate of return on plan assets	8.10%	8.50%	7.06%	7.04%	7.75%	8.01%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2009 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2010	$80.6	$23.7	$104.3
2011	80.1	27.2	107.3
2012	80.4	27.1	107.5
2013	81.2	28.9	110.1
2014	82.5	26.9	109.4
2015 - 2019	453.8	166.4	620.2

Other Postretirement Plans

In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components for the year ended December 31:

	2009	2008	2007
Service cost	$4.5	$3.8	$3.9
Interest cost	15.8	14.6	13.0
Amortization of prior service credits	(6.8)	(6.2)	(8.0)
Amortization of actuarial losses	3.8	1.6	1.0

Total	$17.3	$13.8	$9.9

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income for the year ended December 31 included:

	2009	2008
Amortization of prior service costs	$6.8	$6.2
Amortization of loss	(3.8)	(1.6)
Net loss arising during the year	21.6	30.3
New prior service credit	(0.6)	(6.0)

Total	$24.0	$28.9

The following table presents a reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation as of December 31.

	2009	2008
Accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$266.5	$239.1
Service cost	4.5	3.8
Interest cost	15.8	14.6
Actuarial loss (gain)	21.6	29.1
Plan change	(0.6)	(6.0)
Benefits paid	(17.1)	(14.1)

Accumulated postretirement benefit obligation at end of year	$290.7	$266.5

Funded status of plans	$(290.7)	$(266.5)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(20.4)	$(18.8)
Noncurrent benefit liabilities	(270.3)	(247.7)

Total recognized liabilities	$(290.7)	$(266.5)

Amounts recognized in accumulated other comprehensive loss
Prior service cost	(23.3)	(29.5)
Net loss	90.1	72.3

Accumulated other comprehensive loss	66.8	42.8

Net amounts recognized	$(223.9)	$(223.7)

The Company expects to recognize $4.3 of net loss and $6.8 of net prior service credit as a component of net periodic postretirement benefit cost in 2010.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.7% in 2009 and was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later, and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 1.8% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2009 by 1.1%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.0% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2009 by 1.5%.

The discount rate used in determining the accumulated postretirement benefit obligation was 5.75% and 6.00% at December 31, 2009 and 2008, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

NOTE 13 – PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees were $17.1 for the year ended December 31, 2009. Reimbursements received under Medicare Part D were $1.7 for the year ended December 31, 2009. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plans and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2009.

	Estimated Postretirement Benefit Payments	Estimated Medicare Subsidies
2010	$20.9	$1.6
2011	21.0	1.8
2012	21.0	2.0
2013	21.0	2.2
2014	21.1	2.5
2015 - 2019	108.4	16.5

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $19.7, $20.7 and $16.2 for the years ended December 31, 2009, 2008 and 2007, respectively. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2009 was $12.9. The Company expects to make total contributions of approximately $20.0 to all defined contribution plans during 2010.

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

NOTE 14 – PROCEEDING UNDER CHAPTER 11 (Continued)

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. Under certain circumstances, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, to assist in the timely funding of the Facilities. During the first five years after the Effective Date, the maximum aggregate amount available to the Company under this revolving credit commitment was $300.0. Beginning June 1, 2009, the amount available decreases by $50.0 per year. As of December 31, 2009, the maximum aggregate amount available to the Company under this revolving credit commitment was $250.0. The credit commitment will fully expire June 1, 2014. Borrowings under this revolving credit commitment will only be permitted in the event that the Company is unable to meet its remaining obligations to fund the Facilities. As of December 31, 2009, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company’s insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,637.1 to the Settlement Facility through December 31, 2009.

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

NOTE 14 – PROCEEDING UNDER CHAPTER 11 (Continued)

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). A portion of the Shared Insurance Assets may, under certain conditions, become payable by the Company to Dow Chemical under an insurance allocation agreement between the Company and Dow Chemical originally entered into on February 17, 1998 (the “Insurance Allocation Agreement”), amended on November 9, 1998 and on October 19, 2001 (the “Insurance Allocation Agreement Amendments”). The Insurance Allocation Agreement was reached between Dow Chemical and the Company in order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims. Under the Insurance Allocation Agreement, 25% of certain of the Shared Insurance Assets will be paid by the Company to Dow Chemical subsequent to the Effective Date. However, the amount of Shared Insurance Assets that will be payable to Dow Chemical by the Company under the Insurance Allocation Agreement will not exceed approximately $285.0. In addition, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. Furthermore, the Company recognized an obligation of $35.0 to Dow Chemical related to additional insurance coverage under which the Company and Dow Chemical are co-insureds. The Company previously recorded the maximum amount of insurance proceeds payable to Dow Chemical pursuant to the Insurance Allocation Agreement (the “Co-insurance payable”). As a result of the Insurance Allocation Agreement Amendments and settlements entered into between the Company and certain of its insurers, the Co-insurance payable is paid in full as of December 31, 2009.

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

NOTE 14 – PROCEEDING UNDER CHAPTER 11 (Continued)

The Pendency Interest matter is remanded back to the District Court for determination of the presence of equitable considerations that would preclude the application of the “Interest Rate Presumption” or, in the absence of equitable considerations, what the default rates of interest will be, along with any recoverable fees, costs and expenses.

As of December 31, 2009, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2009, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $83.4 and $260.1. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2009 and 2008, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $76.1 and $72.7, respectively. These amounts are substantially comprised of (a) interest on the principal portion of Commercial Creditor claims relating to floating rate debt during the Chapter 11 Proceeding until the Effective Date determined by fixing the interest rate for floating rate debt at the contractual non-default rates in effect when the Company commenced its Chapter 11 Proceeding plus (b) interest on such amount of interest for periods following the Effective Date determined by applying a five percent (5%) interest rate less (c) the Undisputed Portion.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Chapter 11 Related Matters

Insurance Receivable

The total “Anticipated implant insurance receivable” of $15.7 as of December 31, 2009 and $55.5 as of December 31, 2008 represents amounts to be received by the Company pursuant to settlements with the Company’s insurance carriers. The principal uncertainties that exist with respect to the realization of the “Anticipated implant insurance receivable” include the ultimate cost of resolving implant litigation and claims, the results of settlement negotiations with insurers and the extent to which insurers may become insolvent in the future. Management believes that, while uncertainties regarding this asset continue to exist, these uncertainties are not reasonably likely to result in a material adverse change to the Company’s financial position or results of operations, and that it is probable that this asset will ultimately be realized. This belief is further supported by the fact that the Company received insurance recoveries of $1,569.0 from September 1, 1994 through December 31, 2009, and entered into settlements with certain insurers for future reimbursement.

Implant Reserve

As of December 31, 2009 and 2008, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,580.3 and $1,597.6, respectively, to reflect the Company’s estimated remaining obligation to fund the resolution of breast implant claims pursuant to the Company’s Chapter 11 plan of reorganization and other breast implant litigation related matters (see Note 9, “Proceeding Under Chapter 11” for further discussion). During the years ended December 31, 2009, 2008 and 2007, the Company recorded expense of $16.2, $5.4 and $10.5, respectively. The expense was recorded in the caption “Other nonoperating (expense) income, net” to reflect Time Value Adjustments.

Accrued Interest

As of December 31, 2009 and 2008, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay interest to the Commercial Creditors in the Chapter 11 Proceeding was $76.1 and $72.7, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court (see Note 14, “Proceeding Under Chapter 11” for further discussion).

Co-Insurance Payable

As of December 31, 2009, payables pursuant to the “Insurance Allocation Agreement” were paid in full. As of December 31, 2008, the total amount payable related to the “Insurance Allocation Agreement” recorded in the consolidated balance sheets was $8.8, of which $5.2 was recorded in “Other current liabilities” and $3.6 was recorded in “Other noncurrent liabilities” in the Company’s consolidated balance sheet (see Note 14, “Proceeding Under Chapter 11” for further discussion).

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

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

Environmental Matters

The Company had been advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites. Management believes that there are 20 sites at which the Company may have some liability, although management expects to settle the Company’s liability for eight of these sites for de minimis amounts.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $32.9. Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2009 and 2008 was $3.2 and $2.9, respectively.

As additional facts and circumstances develop, it is at least reasonably possible that the accrued liability related to environmental matters may be revised. While there are a number of uncertainties with respect to the Company’s estimate of its ultimate liability for cleanup costs at these waste disposal sites, management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company’s consolidated financial position or results of operations. This opinion is based upon the number of identified PRP’s at each site, the number of such PRP’s that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

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

Guarantees and Letters of Credit

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The maximum amount of potential future payments under these guarantees was $28.8 as of December 31, 2009. Of this amount, $23.0 relates to the guarantee of the debt of a nonconsolidated affiliate, which is due to be repaid by May 2011. In addition, $5.8 relates to guarantees of housing loan obligations of certain employees of the Company’s subsidiaries in Asia. These guarantees have various expiration dates and typically span approximately 20 years. The Company’s estimated potential obligation under these guarantees is not material to the consolidated financial statements and no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2009 and 2008. The Company does not expect to be required to make any payments related to these agreements.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

The Company also has guarantees related to its performance under certain operating lease arrangements and the residual value of leased assets. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Expiration dates vary, and certain leases contain renewal options. The maximum amount of future payments the Company was potentially obligated to make for guarantees of residual values of leased assets was $4.6 and $4.8 at December 31, 2009 and 2008, respectively. Management believes that, based on facts and circumstances, the Company’s estimated potential obligation under its residual value lease guarantees is not material to the Company’s consolidated financial statements and as such, no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2009 and 2008.

The Company had outstanding letters of credit of $13.2 at December 31, 2009 and $21.2 at December 31, 2008. These letters of credit related primarily to the Company’s wholly-owned captive insurance subsidiary.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Lease expense was $51.1 in 2009, $52.0 in 2008 and $40.8 in 2007. The minimum future lease payments required under noncancellable operating leases at December 31, 2009, in the aggregate, are $158.2 including the following amounts due in each of the next five years: 2010 - $38.4, 2011 - $24.3, 2012 - $16.0, 2013 - $10.6 and 2014 - $8.0.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions for the year ended December 31 and balances with the Company’s shareholders as of December 31.

	2009	2008	2007
Sales to Dow Chemical	$14.6	$12.9	$9.7
Sales to Corning	17.1	13.8	12.8
Purchases from Dow Chemical	43.5	64.7	60.2

	2009	2008
Accounts receivable from Dow Chemical	$0.8	$0.5
Accounts receivable from Corning	1.1	0.5
Accounts payable to Dow Chemical	4.0	1.6

In addition, non-wholly owned consolidated subsidiaries of the Company have transactions in the normal course of business with their noncontrolling shareholders. The following tables summarize related party transactions for the year ended December 31 and balances between these non-wholly owned consolidated subsidiaries and their minority owners as of December 31.

	2009	2008	2007
Sales to minority owners	$436.6	$383.1	$362.3
Purchases from minority owners	77.8	85.3	6.2

	2009	2008
Accounts receivable from minority owners	$80.3	$125.7
Accounts payable to minority owners	3.3	5.7

Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

NOTE 16 – RELATED PARTY TRANSACTIONS (Continued)

In addition, DCT loans excess funds to its minority shareholder Toray Industries, Inc. The amount of loans receivable at December 31, 2009 and 2008 was $20.6 and $14.9, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

In December 2009, the Company purchased an office building and technology center from Rohm & Haas Investment Holding Co. Ltd, a subsidiary of The Dow Chemical Company for approximately $47.2.

NOTE 17 – SUBSEQUENT EVENT

On January 8, 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of approximately $169.0. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009, and are focused on job creation from increased domestic manufacturing capacity supplying clean and renewable energy projects. The credits granted to the Company are related to the Company’s manufacturing expansion projects supporting the solar industry. The impact of these tax credits was not recognized in the Company’s statement of position and results of operations for the year ended December 31, 2009.

DOW CORNING CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY DATA- QUARTERLY FINANCIAL INFORMATION

YEARS ENDED DECEMBER 31, 2009 AND 2008 (Unaudited)

(in millions of dollars, except per share data)

		March 31	June 30	September 30	December 31
Quarter Ended:

2009
	Net sales	$1,024.6	$1,191.3	$1,408.5	$1,468.1
	Gross profit	282.3	375.3	528.7	574.1
	Net income	37.7	153.7	224.0	320.1
	Net income per share	3.76	46.16	73.72	108.20
	Dividends declared per share	177.60	-	-	-

2008
	Net sales	$1,275.0	$1,384.1	$1,487.2	$1,303.7
	Gross profit	408.8	470.1	568.2	506.2
	Net income	194.2	225.3	252.8	250.4
	Net income per share	64.16	75.08	87.20	69.00
	Dividends declared per share	41.20	41.20	41.20	41.20

Samsung Corning Precision

Glass Co., Ltd.

Consolidated Financial Statements

As of December 31, 2009 and 2008

and for the years ended

December 31, 2009, 2008 and 2007

Samsung Corning Precision Glass Co., Ltd.

Index

December 31, 2009 and 2008

and for the years ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Samsung Corning Precision Glass Co., Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Glass Co., Ltd. and its subsidiaries (“the Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Note 2 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 10, 2010

Samsung Corning Precision Glass Co., Ltd.

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except share and per share amounts)	2009	2008

Assets
Current assets
Cash and cash equivalents	$2,500,833	$678,730
Short-term financial instruments	51,085	368,124
Accounts and notes receivable
Customers, net of allowance for doubtful accounts of $5,050 and $3,315	173,370	79,872
Related parties	116,560	188,811
Inventories	84,003	123,590
Prepaid expenses	7,553	21,989
Prepaid value added tax	12,599	14,100
Current deferred income tax assets, net	633	6,827
Other current assets	16,479	13,386

Total current assets	2,963,115	1,495,429
Equity method investments	89,284	-
Property, plant and equipment, net	3,251,786	3,064,299
Intangible assets	15,584	2,671
Non-current deferred income tax assets, net	2,416	2,446
Other non-current assets	52,481	48,817

Total assets	$6,374,666	$4,613,662

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable
Trade accounts payable	$16,141	$22,641
Non-trade accounts payable	97,456	76,077
Related parties	109,538	82,076
Income taxes payable	201,440	194,158
Accrued bonus payable	65,517	53,169
Accrued expenses	31,441	21,026
Other current liabilities	4,249	6,362

Total current liabilities	525,782	455,509
Accrued severance benefits, net	15,475	15,998
Non-current deferred income tax liabilities, net	175,750	116,520

Total liabilities	717,007	588,027

Commitments and contingencies

The accompanying notes are an integral part of these financial statements.

Certain accounts from the prior year were reclassified to conform to the 2009 presentation.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except share and per share amounts)	2009	2008

Shareholders’ equity
Preferred stock: par value $8.51 per share, 153,190 shares authorized, 41,107 shares issued and outstanding	$350	$350
Common stock: par value $10.03 per share, 30,000,000 shares authorized, 17,617,462 shares issued and outstanding	176,700	176,700
Additional paid-in capital	312,114	312,114
Retained earnings	5,541,692	4,311,402
Accumulated other comprehensive loss	(403,855)	(806,025)

Total Samsung Corning Precision Glass’ equity	5,627,001	3,994,541

Noncontrolling interests	30,658	31,094

Total equity	5,657,659	4,025,635

Total Liabilities and Equity	$6,374,666	$4,613,662

The accompanying notes are an integral part of these financial statements.

Certain accounts from the prior year were reclassified to conform to the 2009 presentation.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2009, 2008 and 2007

(in thousands)	2009	2008	2007

Net sales
Related parties	$2,411,222	$2,300,843	$1,423,415
Other	1,838,361	1,334,689	976,901

	4,249,583	3,635,532	2,400,316
Cost of sales	1,196,613	1,114,729	719,151

Gross profit	3,052,970	2,520,803	1,681,165
Selling and administrative expenses	169,762	184,686	100,956
Research and development expenses	63,888	53,300	43,724
Royalty expenses to related parties	236,853	184,989	139,029

Operating income	2,582,467	2,097,828	1,397,456
Other income (expense)
Interest income	51,333	43,285	29,250
Interest expense	-	(1,852)	(123)
Foreign exchange (loss) gain, net	(43,800)	5,485	2,658
Charitable donations	(20,016)	(16,269)	(20,545)
Other income, net	30,919	33,465	2,758

Income before income taxes	2,600,903	2,161,942	1,411,454
Provision for income taxes	333,715	291,568	218,706

Income before equity losses	2,267,188	1,870,374	1,192,748
Equity losses of affiliated companies	(55,591)	(2,489)	-

Net income including noncontrolling interests	2,211,597	1,867,885	1,192,748
Less: Net income (loss) attributable to the noncontrolling interests	768	(6,079)	-

Net income attributable to Samsung Corning Precision Glass	$2,210,829	$1,873,964	$1,192,748

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	400,966	(1,101,047)	(45,852)

Total other comprehensive income (loss), net of tax	400,966	(1,101,047)	(45,852)

Comprehensive income including noncontrolling interests	2,612,563	766,838	1,146,896
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(436)	4,643	-

Comprehensive income attributable to Samsung Corning Precision Glass	$2,612,999	$762,195	$1,146,896

The accompanying notes are an integral part of these financial statements.

Certain accounts from the prior year were reclassified to conform to the 2009 presentation.

Samsung Corning Precision Glass Co., Ltd.

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(in thousands)	2009	2008	2007

Cash flows from operating activities
Net income including noncontrolling interests	$2,211,597	$1,867,885	$1,192,748
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	296,419	338,975	287,639
Foreign exchange translation loss (gain), net	3,655	18,412	(111)
Provision for severance benefits	19,065	23,150	13,821
Deferred income tax expense (benefit)	55,545	(652)	42,655
Equity losses of affiliated companies	55,591	2,489	-
Impairment charges	12,393	20,208	-
Other, net	17,226	(1,985)	5,155
Changes in operating assets and liabilities
Accounts and notes receivable	(3,781)	(117,241)	(18,597)
Inventories	45,296	(74,135)	(1,038)
Prepaid expenses	15,276	17,627	(28,296)
Prepaid VAT and other assets	8,388	(2,268)	(7,978)
Accounts payable and other current liabilities	38,180	88,007	59,069

Net cash provided by operating activities	2,774,850	2,180,472	1,545,067

Cash flows from investing activities
Purchases of property, plant and equipment	(297,042)	(1,152,819)	(849,935)
Decrease (increase) in short-tem financial instruments	315,110	(324,911)	182,953
Investment in affiliated companies	(136,155)	-	-
Acquisition of intangible assets	(17,316)	-	-
Change in restricted cash	(8,202)	-	-
Net proceeds from sale or disposal of assets	8,499	17,084	1,458
Cash acquired in a business combination	-	-	137,152
Other, net	484	6,434	(3,652)

Net cash used in investing activities	(134,622)	(1,454,212)	(532,024)

Cash flows from financing activities
Repayment of long-term debt	-	(29,297)	(28,080)
Cash dividends to noncontrolling interests	-	(4,395)	-
Cash dividends to Samsung Corning Precision Glass shareholders	(980,539)	(556,062)	(434,836)

Net cash used in financing activities	(980,539)	(589,754)	(462,916)

Effect of exchange rate changes on cash and cash equivalents	162,414	(150,779)	(13,284)

Net increase (decrease) in cash and cash equivalents	1,822,103	(14,273)	536,843

Cash and cash equivalents
Beginning of year	678,730	693,003	156,160

End of year	$2,500,833	$678,730	$693,003

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$1,805	$322
Cash paid for income taxes	274,448	154,258	156,975

Supplemental disclosure of non-cash investing and financing activities
Preferred stock and common stock issued in a business combination	$-	$-	$314,438

The accompanying notes are an integral part of these financial statements.

Certain accounts from the prior year were reclassified to conform to the 2009 presentation.

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

As of December 31, 2009, the issued and outstanding number of common shares of the Company is 17,617,462, 49.4% of which are owned by Corning Hungary Data Services Limited Liability Company, a subsidiary of Corning and 42.6% by Samsung Electronics Co., Ltd.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company, including its subsidiaries in which a controlling interest is held. All significant intercompany balances and transactions have been eliminated in consolidation. Equity investments in which the Company exercises significant influence but does not control are accounted for using the equity method.

New Accounting Standards Adopted

Effective September 30, 2009, the Financial Accounting Standards Board (“FASB”) established The FASB Accounting Standards Codification™ (“ASC”) as the source of authoritative accounting to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. Except for newly issued standards which have not been codified, references to codified literature have been updated to reflect this change.

The Company accounts for business combinations as required by the provisions of the Business Combinations Topic of the FASB ASC (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations), which includes provisions that the Company adopted effective January 1, 2009. The accounting for business combinations retains the underlying concepts of the previously issued standard in that all business combinations are still required to be accounted for at fair value, but changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs are generally expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective prospectively to all business combinations subsequent to the effective date, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the revised accounting for business combination provisions. The adoption of the new accounting policy did not have a significant impact on the Company’s consolidated financial statements.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

Effective January 1, 2009, the Company, as required, adopted ASC 810, Consolidation (formerly referenced as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements) requirements for reporting noncontrolling interests in financial statements. A noncontrolling interest, previously called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under the new standard, noncontrolling interests in subsidiaries are now included as a component of equity in the consolidated statements of financial position. This guidance also provides the required accounting treatment for changes in ownership of noncontrolling interests. The provisions of the standard were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in consolidated subsidiaries” balance previously included in the mezzanine section of the consolidated balance sheet to a new component of equity with respect to noncontrolling interests in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statements of income, largely identifying net income including noncontrolling interests and net income attributable to the Company. Additional disclosures required by this standard are also included in Note 11. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Subsequent Events

The Company evaluates all events or transactions that occur after the balance sheet date through the date of issuance of the Company’s financial statements. For the year ended December 31, 2009, subsequent events were evaluated through February 8, 2010.

Foreign Currency Translation

The Company operates primarily in Korean Won, its local and functional currency. The Company has chosen the U.S. dollar as its reporting currency. In accordance with ASC 830, Foreign Currency Matters (formerly referenced as SFAS No. 52, Foreign Currency Translation), revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the exchange rates on the balance sheet date. Equity accounts are translated at historical rates and the resulting translation gain or loss are recorded directly as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the income statement as incurred. Assets and liabilities denominated in currencies other than the functional currency are translated at the exchange rates at the balance sheet date and the related exchange gains or losses are recorded in the statement of income.

Translation of Foreign Currency Financial Statements of Subsidiaries

The financial position and results of operations of SCM are measured using its functional currency of the U.S. dollar. All other subsidiaries use their local currency as their functional currency. The financial statements of these subsidiaries are translated into Korean won, the Korean parent company’s functional currency, using the current exchange rate method. Income and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated into U.S. dollars using the exchange rates at the balance sheet date. Equity accounts are translated at historical rates and the resulting translation adjustments are recorded directly in accumulated other comprehensive income as a component of shareholder’s equity.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the products have been delivered and all risks of ownership have been transferred to the customers, the sale price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is recognized upon delivery of the product at customer’s location or upon customer acceptance, depending on the terms of the arrangements. At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns and price discounts based upon historical experience.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and disclosures. The most significant estimates and assumptions relate to the useful life of property, plant and equipment, allowance for uncollectible accounts receivable, contingent liabilities, inventory valuation, impairment of long-lived assets and allocated expenses. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Restricted Cash

Restricted cash represents bank time deposits under an escrow agreement between the Company and Shenzhen Electronics Group Co., Ltd. (“SEG”) to provide financial support for Shenzhen SEG Samsung Group (“SSG”), an equity method investment of the Company (see Note 5). The restricted cash placed in escrow shall be used for the payment of SSG liabilities. The payment of the SSG liabilities is expected to be completed by December 31, 2010. The Company has included the restricted cash in the other current assets at December 31, 2009.

Short-Term Financial Instruments

The Company’s short-term financial instruments are time deposits with financial institutions. These time deposits have original maturities of six months or less, and their carrying values approximate fair value.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the average cost method, which approximates the first-in, first-out method. The cost of inventories is determined based on the normal capacity of the production facility. In case the capacity utilization is lower than a level that management believes to be normal, the fixed overhead costs per production unit which exceeds those under normal capacity, are charged to cost of sales rather than capitalized as inventories.

Property and Depreciation

Property, plant and equipment, including precious metals, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following estimated useful lives except for the depreciation of precious metals.

Buildings	15–40 years
Machinery and equipment (excluding precious metals)	1.5–8 years
Vehicle, tools, furniture and fixtures	2–8 years

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. These assets are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in the Company’s manufacturing process over a very long useful life. The Company treats the physical loss of precious metals in the manufacturing and reclamation process as depletion and accounts for these losses as a period expense based on reasonably estimated units lost. Precious metals are integral to many of the Company’s glass production processes. Precious metals are only acquired to support operations and are not held for trading or other purposes.

Intangible Assets

Intangible assets consist of patents acquired in a business combination and a license agreement for the use of Corning’s technology (Frit Sealing). Such intangible assets are amortized on a straight-line basis over periods ranging from three to five years, which approximate their estimate useful life. Intangible assets are included in other non-current assets in the consolidated balance sheets.

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

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

Accrued Severance Benefits

Employees and directors with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2009, approximately 90% of all employees of the Company were eligible for severance benefits. Accrued severance benefits represent the amount which would be payable assuming eligible employees and directors were to terminate their employment with the Company as of the balance sheet date.

Accrued severance benefits are funded at approximately 70% and 65% as of December 31, 2009 and 2008, respectively, through a group severance insurance plan. The amounts funded under this insurance plan are classified as a deduction to the accrued severance benefits. Subsequent accruals are to be funded at the discretion of the Company.

In accordance with the National Pension Act of the Republic of Korea, a certain portion of accrued severance benefits is deposited with the National Pension Fund and deducted from the accrued severance benefits. The contributed amount is refunded to employees from the National Pension Fund upon their retirement.

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

On January 1, 2007, the Company adopted the provisions of ASC 740, Income taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109), which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within income tax expense line item in the consolidated statements of income. This classification has not changed as a result of implementing the provisions of ASC 740.

Equity Method Investments

The Company accounts for its equity method investments in accordance with ASC 323, Investments - Equity Method and Joint Ventures (formerly referenced as Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock).

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

The Company’s equity method investments, as required, are reviewed for impairment on a periodic basis or if an event occurs or circumstances change that indicate the carrying amount may be impaired. This assessment is based on a review of the equity investments’ performance and a review of indicators of impairment to determine if there is evidence of a loss in value of an equity investment. Factors the Company considers include:

•	Absence of our ability to recover the carrying amount;
•	Inability of the equity affiliate to sustain an earnings capacity which would justify the carrying amount of the investment; and
•	Significant litigation, bankruptcy or other events that could impact recoverability.

For an equity investment with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods, depending on the nature of the company involved. If it is probable that the Company will not recover the carrying amount of their investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly. The Company requires their equity method affiliates to provide audited financial statements in accordance with US GAAP. Consequently, required assessments of asset recoverability are included in their results. The Company also includes these financial statements in their recoverability assessment.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (SFAS 167). SFAS 167 revises the consolidation guidance for variable interest entities. SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (VIE). Under SFAS 167, the primary beneficiary is the variable interest holder that has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, SFAS 167 provides guidance on shared power and joint venture relationships, removes the scope exemption for qualified special purpose entities, revises the definition of a VIE, and requires additional disclosures. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

3.	Business Combination

On December 31, 2007, SCP acquired all of the outstanding common and preferred stock of SSC in exchange for 217,462 shares of SCP’s common stock and 107 shares of SCP’s preferred stock (the “Acquisition”). The transaction was accounted for as a business combination. The value assigned to the stock issued for the purchase consideration was $1,445 per share based on the estimated fair value of SCP’s stock as at December 31, 2007. SCP believes that combining SSC would enable SCP to strengthen its competitiveness and improve efficiency in management by maximizing synergy effects.

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

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

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

During the fourth quarter ended December 31, 2007, SSC management announced the closure of certain businesses including CRT, BLU (Back Light Unit) and STN (Super Twisted Nematic). SCD was dissolved effective as of October 1, 2007 and the settlement-phase of SCD has finished during the first quarter of 2009. Assets and liabilities of closed business of SSC and those of SCD are held for sale and included in the following balance sheet accounts:

(in thousands)	2009	2008

Current assets	$-	$1,353

4.	Inventories

Inventories consist of the following:

(in thousands)	2009	2008

Finished goods	$13,241	$23,084
Semi-finished goods	15,633	47,646
Raw materials	31,997	33,539
Work-in-process	560	1,009
Auxiliary materials	22,572	18,312

	$84,003	$123,590

5.	Equity Investments

On December 31, 2007, as part of the Acquisition, the Company has an investment in SSG, which is accounted for under the equity method of accounting. The ownership percentage of the investment is 30.1% and 31.9% at December 31, 2009 and 2008, respectively.

During 2008, SSG incurred impairment charges totaling $82,712 thousand as a result of a decline in the projected operating results of its CRT glass business. The charge, which was recognized in relation to manufacturing assets, reduced the Company’s equity method investment by $2,489 thousand in 2008. As the investment was reduced to zero, the Company discontinued recognition of the Company’s share of SSG losses.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

During 2009, the Company decided to exit the China CRT market. The Company and SEG entered into a Production and Operation Adjustment Arrangement Agreement (the “Operation Agreement”) on August 17, 2009. In accordance with the Operation Agreement, the Company agreed to provide SSG with financial support in amount of $20,307 thousand. The financial support was comprised of a cash investment of $12,155 thousand and a commitment to provide an additional cash investment of $8,152 thousand. The Company has recorded a current liability for the commitment to provide additional cash funding. As the Company’s share of SSG’s losses are in excess of the Company’s investment amount, the $20,307 thousand financial support amount has been included in the equity losses of affiliated companies in the consolidated statements of income for the year ended December 31, 2009. As of December 31, 2009, the Company is in process of share disposal subject to relevant laws and regulations.

In September 2009, the Company entered into a certain Joint Venture agreement (the “JV Agreement”) with Corning. Pursuant to the JV Agreement, the parties established Corsam Technologies LLC (“Corsam”), a new equity affiliate established to provide glass technology research for future product applications. The Company invested $124 million in cash and Corning contributed intellectual property with a corresponding value. The Company and Corning each own 50% of the common stock of Corsam and Corning has agreed to provide research and development services at arms length to Corsam. Corsam has sufficient equity to finance its activities, the voting rights of investors in Corsam are considered substantive, and the risks and rewards of Corsam’s research are shared only by those investors noted. The Company does not control Corsam. As a result, the Company accounts for its investment in Corsam under the equity method of accounting for investments. The Company’s share Corsam net losses of $ 35,284 thousand for the year ended December 31, 2009, has been included in equity losses of affiliated companies in the consolidated statements of income.

6.	Property, Plant and Equipment

Property, plant and equipment comprise the following:

(in thousands)	2009	2008

Building	$1,297,657	$1,142,822
Machinery and equipment	2,042,452	1,684,821
Vehicle, tools, furniture and fixtures	105,151	101,588

	3,445,260	2,929,231
Less: accumulated depreciation	(1,036,484)	(794,503)

	2,408,776	2,134,728
Land	249,319	229,575
Construction-in-progress	593,691	699,996

	$3,251,786	$3,064,299

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. At December 31, 2009 and 2008, the recorded value of precious metals totaled $938 million and $900 million, respectively.

7.	Impairment Charges

During the year ended December 31, 2009 and 2008 the Company recorded impairment charges totaling $12,393 thousand and $20,208 thousand, respectively, in accordance with ASC 360, Property, Plant, and Equipment (formerly referenced as SFAS No. 144, Impairment or Disposal of Long-Lived Assets). These amounts are included with selling and administrative expenses on the statement of income. The impairment charges recorded in 2009 and 2008 related to projected decline in earnings of PDP-Filters business and CRT glass business in the Malaysian plant, respectively. The net book value of the asset group before the impairment charges is approximately $40,209 thousand and $23,388 thousand for 2009 and 2008, respectively.

The impairment charge was measured as an excess of the carrying value of the asset group over its estimated fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

8.	Transactions with Related Parties

In the normal course of business, the Company sells its products to Samsung Electronics Co., Ltd. and Corning, purchases semi-finished goods from Corning and purchases property, plant and equipment from Samsung affiliates and Corning. The Company also obtains services from Samsung affiliated companies. In addition, the Company pays a 6% royalty on net sales amounts of certain products to Corning. A summary of these transactions and related receivable and payable balances as of December 31 is as follows:

2009	Sales	Purchases[1]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,242,870	$5,959	$9,063	$85,355	$6,652
Samsung Corporation	311	42,679	-	11	19,447
Samsung Engineering Co., Ltd.	359	29,298	839	-	17,594
Samsung SDS Co., Ltd.	-	2,559	17,547	6	6,676
Others	131,582	15,995	57,369	12,703	23,408

	2,375,122	96,490	84,818	98,075	73,777
Corning	36,100	118,974	222,156	18,485	35,761

	$2,411,222	$215,464	$306,974	$116,560	$109,538

2008	Sales	Purchases[1]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,189,417	$-	$13,146	$170,073	$8,931
Samsung Corporation	1,377	123,122	88	168	9,126
Samsung Engineering Co., Ltd.	2,989	130,408	2,297	-	17,965
Samsung Heavy Industries Co., Ltd.	-	35,755	96	-	2,766
Samsung SDS Co., Ltd.	-	10,698	23,004	6	5,413
Others	76,675	18,731	66,497	18,511	15,747

	2,270,458	318,714	105,128	188,758	59,948
Corning	30,385	176,752	201,812	53	22,128

	$2,300,843	$495,466	$306,940	$188,811	$82,076

2007	Sales	Purchases[1]	Expenses	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$1,405,346	$203,855	$11,901	$83,417	$88,201
Samsung Corporation	52	140,604	18,719	-	83,969
Samsung Engineering Co., Ltd.	-	99,400	3,100	102	85,334
Samsung Heavy Industries Co., Ltd.	-	34,200	175	-	37,978
Samsung SDS Co., Ltd.	-	4,053	13,721	-	3,499
Others	235	44,467	44,200	8,249	23,178

	1,405,633	526,579	91,816	91,768	322,159
Corning	17,604	150,967	141,778	4,738	7,343
Samsung Corning Co., Ltd.[2]	178	-	7,898	-	-

	$1,423,415	$677,546	$241,492	$96,506	$329,502

[1]	Purchases of property, plant and equipment are included.
[2]	Transactions with SSC for the year ended December 31, 2007 are included and its outstanding receivables and payables as of December 31, 2007 are eliminated.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

9.	Fair Value Measurement

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC 820 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of ASC 820 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. The Company adopted the provisions of ASC 820 for financial assets and liabilities on January 1, 2008 and adopted the provisions of ASC 820 for non-financial assets and liabilities on January 1, 2009. The adoption of ASC 820 did not have a material impact on the Company’s financial position or results of operations.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices that are observable for the asset or liabilities, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of December 31, 2009, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

As of December 31, 2009, the Company’s financial assets consist of cash and short-term financial instruments which are measured at fair value and are classified within Level 1 of the valuation hierarchy.

10.	Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.

Income tax expense consists of the following:

(in thousands)	2009	2008	2007

Current
Domestic (Republic of Korea)	$276,476	$291,608	$176,051
Foreign	1,694	612	-

	$278,170	$292,220	$176,051

Deferred

Domestic (Republic of Korea)	58,463	(834)	42,655
Foreign	(2,918)	182	-

	55,545	(652)	42,655

	$333,715	$291,568	$218,706

The following table reconciles the expected amount of income tax expense based on consolidated statutory rates to the actual amount of taxes recorded by the Company:

(in thousands)	2009	2008	2007

Expected taxes at statutory rate	$629,419	$594,534	$388,150
Tax exemption for foreign investment	(294,946)	(233,958)	(166,495)
Tax rate changes	22,252	(38,048)	14,006
Tax credits, net of surtax effect	(27,685)	(35,267)	(17,896)
Difference in foreign income tax rates	1,966	(4,912)	-
Increase in valuation allowance	(157)	4,410	-
Others, net	2,866	4,809	941

Income tax expenses	$333,715	$291,568	$218,706

Effective tax rate	12.83%	13.49%	15.50%

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

The statutory income tax rate of the Company, including tax surcharges, is 24.2%, 27.5% and 27.5% for 2009, 2008 and 2007, but the effective income tax rate is 12.83%, 13.49% and 15.50% for 2009, 2008 and 2007, respectively, primarily due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law (“TPCL”). In accordance with the TPCL and the approval of the Korean government, the Company was fully exempt from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder’s equity until 2003 and 50% exemption for the subsequent two years. In 2006, the Company issued additional shares to extend the tax exemption period. As a result, the Company is fully exempt from corporate income taxes until 2010, and thereafter is subject to a 50% tax exemption for a period of 2 years to 2012.

As a result of the revision of the Korean Corporate Tax Law in 2008, the statutory tax rate had been reduced to 24.2% from 2009 and was scheduled to go further down to 22% from 2010. However, in 2009, due to the concern over declining tax revenues and increasing budget deficit, the National Assembly decided to defer the proposed rate cut for two years. As a result, the statutory tax rate would remain at 24.2% until the end of 2011, and the reduced 22% rate will take effect on January 1, 2012. The Company recognized its deferred income tax assets and liabilities as of December 31, 2009 based on the enacted future tax rates and the expiration schedule of tax exemption for foreign investment.

The primary components of the temporary differences that gave rise to the Company’s deferred income tax assets and liabilities were as follows:

(in thousands)	2009	2008
Deferred income tax assets
Property, plant and equipment	$4,293	$4,390
Inventories	287	1,549
Accrued bonus payables	2,048	2,023
Other current liabilities	3,487	3,224
Equity method investments	8,498	-
Tax credits carryforwards	-	5,665
Other	3,239	5,418

Total tax deferred income tax assets	21,852	22,269
Less: valuation allowance	(4,253)	(4,410)

	17,599	17,859

Deferred income tax liabilities
Property, plant and equipment, intangible	(173,251)	(116,971)
Reserve for technology development	(16,320)	(760)
Other	(729)	(7,375)

Total tax deferred income tax liabilities	(190,300)	(125,106)

Net deferred income tax liabilities	$(172,701)	$(107,247)

A valuation allowance on deferred income tax assets is recognized when it is more likely than not that the deferred income tax assets will be realized. Realization of the future tax benefit related to the deferred income tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates, and the overall future industry outlook. Based upon analysis of these factors, the Company has recorded a valuation allowance of $4,253 thousand and $4,410 thousand on its consolidated net deferred income tax assets at December 31, 2009 and 2008, respectively. The valuation allowance is primarily attributable to the uncertainty regarding the generation of sufficient future taxable income of SCM to allow the benefit of the deferred income tax assets.

On January 1, 2007, the Company adopted the provisions of ASC 740, Income taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109). The Company believes that it is more likely than not, based on the technical merits of a tax position, that the Company is entitled to economic benefits resulting from positions taken in its income tax returns.

The Company files income tax return in Korea and various other jurisdictions with varying statutes of limitations. Years open to examination by tax authorities in major jurisdictions are 2008 tax year in both Korea and Malaysia.

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

11.	Shareholders’ Equity

The components of and changes in shareholders’ equity are as follows:

(in thousands)	2009	2008	2007

Preferred Stock	$350	$350	$350

Common Stock	176,700	176,700	176,700

Additional Paid-in Capital	312,114	312,114	312,114

Retained Earnings:
Balance at the beginning of year	4,311,402	2,993,500	2,235,588
Net income attributable to Samsung Corning Precision Glass	2,210,829	1,873,964	1,192,748
Dividends paid to preferred shareholders	(1,279)	(1,047)	(1,073)
Dividends paid to common shareholders	(979,260)	(555,015)	(433,763)

Balance at end of year	5,541,692	4,311,402	2,993,500

Accumulated Other Comprehensive Income (loss):
Balance at the beginning of year	(806,025)	305,744	351,596
Foreign currency translation adjustment, net of tax	402,170	(1,111,769)	(45,852)

Balance at end of year	(403,855)	(806,025)	305,744

Total Samsung Corning Precision Glass shareholders’ equity	5,627,001	3,994,541	3,788,408

Noncontrolling interests:
Balance at the beginning of year	31,094	30,846	-
Net income (loss) attributable to noncontrolling interests	768	(6,079)	-
Business combination	-	-	30,846
Cash dividend to noncontrolling interests	-	(4,395)	-
Foreign currency translation adjustment, net of tax	(1,204)	10,722	-

Balance at end of year	30,658	31,094	30,846

Total equity	$5,657,659	$4,025,635	$3,819,254

Accumulated other comprehensive loss is comprised entirely of foreign currency translation adjustments at December 31, 2009 and 2008. Accumulated other comprehensive loss attributable to Samsung Corning Precision Glass is $403,855 thousand and $806,025 at December 31, 2009 and 2008, respectively.

Preferred Stock

There were 41,107 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2009 and 2008. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders’ meeting.

Retained Earnings

Retained earnings as of December 31, 2009 and 2008 comprised of the following:

(in thousands)	2009	2008

Appropriated
Legal reserve	$82,339	$82,339
Reserve for business development	30,800	30,800
Reserve for research and manpower development	83,390	8,685
Voluntary reserve	4,157	4,157

	200,686	125,981
Unappropriated	5,341,006	4,185,421

	$5,541,692	$4,311,402

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

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

12.	Commitments and Contingencies

Credit Facilities

As of December 31, 2009 and 2008, the credit line of outstanding contracts and agreements the Company entered into are as follows:

(in thousands)	2009	2008

Borrowing	$50,808	$47,556
Trade financing	46,182	48,369
Contractors’ performance	10,937	16,536
Trade bill discount	10,000	10,000
Foreign exchange limit	30,000	30,000

	$147,927	$152,461

Business and Credit Risk Concentration

The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management’s estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company’s customers. Major customers of the Company are domestic TFT-LCD makers incorporated in Korea. Trade accounts receivables from these five major customers are 83% and 90% of total trade accounts receivable of the Company as of December 31, 2009 and 2008, respectively, and revenues from these five major customers constitute 93%, 93% and 99% of total revenues of the Company for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Samsung Corning Precision Glass Co., Ltd.

Notes to Consolidated Financial Statements

On January 31, 2008, Seoul Administrative Court made the ruling on this case. Under the ruling, Samsung Group affiliates were ordered to pay approximately (Won)1,634 billion (approximately $1.30 billion) to the Creditors by disposing 2,334,045 shares of Samsung Life Insurance Co., Ltd. (“SLI”) donated by Mr. Lee, excluding 1,165,955 shares already sold by the Creditors. If the proceeds from sale of SLI shares are not sufficient to satisfy their obligations, Samsung Group affiliates were obligated to satisfy the shortfall by either participating in the Creditors’ equity offering or purchasing subordinated debentures issued by the Creditors. In addition, Samsung Group affiliates were ordered to pay default interest on (Won)1,634 billion (approximately $1.30 billion) at 6% per annum for the period from January 1, 2001 to the date of settlement.

The Company, Samsung Group affiliates, Mr. Lee, and the Creditors all have appealed the ruling. The second trial ended on December 29, 2009 and Seoul High Court made a compulsory mediation that ordered Samsung Group affiliates to pay approximately (Won)208.6 billion (approximately $ 0.18 billion) to the Creditors in default interest while Mr. Lee was ordered to pay additional 500,000 SLI shares. The compulsory mediation was to have the same force as final ruling unless the parties to this case issued a formal objection within two weeks. On January 14, 2010, by mutual consent, the parties to this case decided to reject the compulsory mediation and delay the start of the third trial until the completion of public offering of the SLI shares.

In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and SCP received a request on March 30, 2009, for certain information from the Competition DG. Corning and SCP have responded to the request for information. On October 9, 2009, in connection with its investigation, the Competition DG made a further request for information from both Corning and SCP to which each party is responding.

The Company accounts for loss contingencies in accordance with ASC 450, Contingencies (formerly referenced as SFAS No. 5 “Accounting for Contingencies”) and therefore, records a liability when it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Due to the uncertainties around the financial impact of the above matters, the Company is unable to reasonably estimate the amount of potential loss, if any, associated with these cases, and therefore, no provision for such loss is reflected in the Company’s financial statements.

In the ordinary course of business, the Company is subject to certain litigation and other claims. These matters, individually and in the aggregate, are not expected to have a significant impact on the Company’s financial position or results of operations.