Form 10-Q
period 2010-03-31
CORNING INC /NY
filed 2010-04-30
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 16, 2010
Corning’s Common Stock, $0.50 par value per share	1,560,761,299 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three months ended March 31,

	2010	2009

Net sales	$1,553	$989
Cost of sales	822	719

Gross margin	731	270

Operating expenses:
Selling, general and administrative expenses	235	207
Research, development and engineering expenses	145	151
Amortization of purchased intangibles	2	3
Restructuring, impairment and other (credits) and charges (Note 2)	(2)	165
Asbestos litigation (credit) charge (Note 3)	(52)	4

Operating income (loss)	403	(260)

Equity in earnings of affiliated companies (Note 9)	469	195
Interest income	3	7
Interest expense	(26)	(14)

Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(5)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	5
Net OTTI losses recognized in earnings	0

Other income, net (Note 1)	64	20

Income (loss) before income taxes	913	(52)
(Provision) benefit for income taxes (Note 5)	(97)	66

Net income attributable to Corning Incorporated	$816	$14

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.52	$0.01
Diluted (Note 6)	$0.52	$0.01

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except per share amounts)

	March 31, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$3,075	$2,541
Short-term investments, at fair value (Note 7)	798	1,042
Total cash, cash equivalents and short-term investments	3,873	3,583
Trade accounts receivable, net of doubtful accounts and allowances - $22 and $20	860	753
Inventories (Note 8)	604	579
Deferred income taxes (Note 5)	392	235
Other current assets	323	371
Total current assets	6,052	5,521

Investments (Note 9)	4,296	3,992
Property, net of accumulated depreciation - $5,640 and $5,503 (Note 11)	7,847	7,995
Goodwill and other intangible assets, net (Note 12)	674	676
Deferred income taxes (Note 5)	2,733	2,982
Other assets	125	129

Total Assets	$21,727	$21,295

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$23	$74
Accounts payable	459	550
Other accrued liabilities (Notes 3 and 13)	796	915
Total current liabilities	1,278	1,539

Long-term debt (Note 4)	1,919	1,930
Postretirement benefits other than pensions	866	858
Other liabilities (Notes 3 and 13)	1,311	1,373
Total liabilities	5,374	5,700

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,621 million and 1,617 million	811	808
Additional paid-in capital	12,759	12,707
Retained earnings	4,374	3,636
Treasury stock, at cost; Shares held: 65 million and 64 million	(1,223)	(1,207)
Accumulated other comprehensive loss (Note 18)	(419)	(401)
Total Corning Incorporated shareholders’ equity	16,302	15,543
Noncontrolling interests	51	52
Total equity	16,353	15,595

Total Liabilities and Equity	$21,727	$21,295

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three months ended March 31,

	2010	2009
Cash Flows from Operating Activities:
Net income	$816	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206	175
Amortization of purchased intangibles	2	3
Asbestos litigation (credits) charges	(52)	4
Restructuring, impairment and other (credits) charges	(2)	165
Stock compensation charges	29	35
Earnings of affiliated companies (in excess of) less than dividends received	(241)	208
Deferred tax provision (benefit)	50	(119)
Restructuring payments	(31)	(12)
Credits issued against customer deposits	(30)	(103)
Employee benefit expense, net of payments	26	17
Changes in certain working capital items:
Trade accounts receivable	(120)	(111)
Inventories	(31)	39
Other current assets	32	(23)
Accounts payable and other current liabilities, net of restructuring payments	(74)	(89)
Other, net	63	61
Net cash provided by operating activities	643	264

Cash Flows from Investing Activities:
Capital expenditures	(173)	(276)
Net proceeds from sale or disposal of assets		12
Short-term investments – acquisitions	(224)	(104)
Short-term investments – liquidations	472	242
Other, net	2
Net cash provided by (used in) investing activities	77	(126)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(58)	(63)
Principal payments under capital lease obligations		(9)
Proceeds from issuance of common stock, net	4	5
Proceeds from the exercise of stock options	21	1
Dividends paid	(78)	(78)
Other, net		1
Net cash used in financing activities	(111)	(143)
Effect of exchange rates on cash	(75)	(88)
Net increase (decrease) in cash and cash equivalents	534	(93)
Cash and cash equivalents at beginning of period	2,541	1,873

Cash and cash equivalents at end of period	$3,075	$1,780

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

Effective September 30, 2009, the Financial Accounting Standards Board (FASB) established The FASB Accounting Standards Codification™ (ASC) as the source of authoritative accounting to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Except for newly issued standards which have not been codified, references to codified literature have been updated to reflect this change.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with U.S. GAAP for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

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

Effective April 1, 2009, the Company adopted the following which resulted from the issuance of new fair value accounting standards under U.S. GAAP:

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

The impact of adopting these fair value standards was not significant to Corning’s consolidated results of operations or financial condition.

Effective January 1, 2010, the Company adopted required changes to consolidation guidance for variable interest entities which require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures. The adoption of this standard was not material to Corning’s consolidated results of operations or financial condition.

Since January 2006, Corning has utilized a lattice-based binomial model to estimate the fair value of its employee stock options. Beginning in 2010, the Company moved to a multiple point Black Scholes model to value stock option awards since Corning generally grants only simple options and recently reduced the emphasis of stock options as part of its compensation program. The multiple point Black Scholes model incorporates all assumptions required under U.S. GAAP, and provides an appropriate fair value estimate while improving transparency and efficiency. The impact of the change in valuation models was not significant to Corning’s consolidated results of operations or financial condition.

Property, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 11 (Property, Net of Accumulated Depreciation), related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Three months ended March 31,

	2010	2009
Royalty income from Samsung Corning Precision	$65	$42
Foreign currency exchange and hedge gains/(losses), net	9	(18)
Net income attributable to noncontrolling interests	1	0
Other, net	(11)	(4)
Total	$64	$20

New Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than did the previous guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2009-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2009-06). Corning adopted ASU 2009-06 effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. Corning believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when updated.

2.	Restructuring, Impairment and Other Charges (Credits)

2010 Activities

The following table summarizes the restructuring reserve activity for the three months ended March 31, 2010 (in millions):

	Reserve at January 1, 2010	Non-cash payments	Net charges/ (reversals)	Cash payments	Reserve at March 31, 2010
Restructuring:
Employee related costs	$80	$(2)	$(2)	$(28)	$48
Other charges (credits)	20			(3)	17
Total restructuring charges	$100	$(2)	$(2)	$(31)	$65

Cash payments for employee-related costs will be substantially complete by the end of 2010, while payments for exit activities will be substantially complete by the end of 2011.

2009 Activities

In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits. Total cash expenditures associated with this plan are expected to be approximately $105 million.

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the three months ended March 31, 2009 (in millions):

	Reserve at Jan. 1, 2009	Charges	Non-Cash Settlements	Cash Payments	Reserve at March 31, 2009

Restructuring:
Employee related costs	$17	$148	$(46)	$(11)	$108
Other charges (credits)	17	5		(1)	21
Total restructuring charges	$34	$153	$(46)	$(12)	$129

Impairment of long-lived assets:
Assets to be disposed of		$12
Total impairment charges		$12

Total restructuring, impairment and other charges and (credits)		$165

The cost of this plan for each of our reportable operating segments was as follows:

Operating segment	Employee- related and other costs
Display Technologies	$34
Telecommunications	15
Environmental Technologies	19
Specialty Materials	18
Life Sciences	7
Corporate and All Other	72
Total restructuring, impairment and other charges	$165

3.	Commitments and Contingencies

Asbestos Litigation

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 38,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

As a result, Corning believes the Amended PCC Plan, modified as indicated below, now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The Amended PCC Plan would require Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances. Several of the parties in the bankruptcy proceeding have filed documents with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each. In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with possible minor exceptions. These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $630 million at March 31, 2010, compared with an estimate of the liability of $682 million at December 31, 2009. In the three months ended March 31, 2010, Corning recorded a credit of $52 million to reflect the change in the terms of the proposed settlement compared to asbestos litigation expense of $4 million in the three months ended March 31, 2009. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

Several of Corning’s insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential resolutions described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation and therefore cannot estimate the range of any possible loss.

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

We have agreed to provide a credit facility to Dow Corning Corporation (Dow Corning). The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. Refer to Note 14 (Commitments, Contingencies, and Guarantees) to the consolidated financial statements in our 2009 Form 10-K for a discussion of contingent liabilities associated with Dow Corning.

As of March 31, 2010, contingent guarantees totaled a notional value of $256 million, compared with $252 million at December 31, 2009. We believe a significant majority of these contingent guarantees will expire without being funded. We also were contingently liable for purchase obligations of $67 million and $63 million, at March 31, 2010 and December 31, 2009, respectively.

Product warranty liability accruals were $24 million at both March 31, 2010 and December 31, 2009.

Corning is a defendant in various lawsuits, including environmental litigation, product-related suits, the Dow Corning and PCC matters, discussed in Note 7 (Investments) to the consolidated financial statements in our 2009 Form 10-K and in Part II – Item 1, Legal Proceedings, and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2010, and December 31, 2009, Corning had accrued approximately $25 million (undiscounted) and $26 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.	Debt

In the first quarter of 2010, Corning repaid $58 million of debt which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.0 billion at March 31, 2010 and December 31, 2009.

In the first quarter of 2009, Corning also repaid $72 million of debt which included the redemption of $54 million principal amount of our 6.3% notes due March 1, 2009.

5.	Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended March 31,

	2010	2009

(Provision) benefit for income taxes	$(97)	$66
Effective tax rate	10.6%	126.9%

For the three months ended March 31, 2010, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries; and
•

The impact of discrete items including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits. Discrete items increased our effective tax rate by 8.3 percentage points.

For the three months ended March 31, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items, including a restructuring charge of $165 million and our share of Dow Corning’s restructuring charge of $29 million. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about the restructuring charge. Discrete items had a favorable impact on our effective tax rate of 128.3 percentage points.

U.S. profits of approximately $8.3 billion will be required to fully realize the deferred tax assets as of December 31, 2009. Of that amount, $3.6 billion of U.S. profits will be required over the next 16 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards.

During 2010, Corning plans to repatriate to the U.S. up to $1 billion of current year earnings from certain foreign subsidiaries. As a result of this plan, a tax benefit from excess foreign tax credits is included in the full year effective tax rate. The impact of this item in the first quarter of 2010 was a $74 million reduction to our tax provision. We continue to maintain our permanent reinvestment assertion with regards to the remaining unremitted earnings of our foreign subsidiaries. At December 31, 2009, taxes had not been provided on approximately $7.3 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective tax rate is a reduction in the rate of 4.7 and 21.9 percentage points for the three months ended March 31, 2010 and 2009, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.	Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended March 31,
	2010			2009
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$816	1,555	$0.52	$14	1,548	$0.01

Effect of dilutive securities:
Stock options and other dilutive securities		24			11

Diluted earnings per common share	$816	1,579	$0.52	$14	1,559	$0.01

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

	Three months ended March 31,

	2010	2009
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	51	79
Performance-based restricted stock awards		4
Total	51	83

7.	Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):

	Amortized cost		Fair value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Bonds, notes and other securities:
U.S. government and agencies	$772	$973	$774	$975
Other debt securities	19	66	24	67
Total short-term investments	$791	$1,039	$798	$1,042
Asset-backed securities	$73	$75	$45	$42
Total long-term investments	$73	$75	$45	$42

We do not intend to sell, nor do we believe it is more likely than not that we would be required to sell, the long-term investment asset-backed securities (which are collateralized by mortgages) before recovery of their amortized cost basis. It is possible that a significant degradation in the delinquency or foreclosure rates in the underlying assets could cause further temporary or other-than-temporary impairments in the future.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$375	$0			$375	$0
Total short-term investments	$375	$0			$375	$0
Asset-backed securities			$45	$(28)	$45	$(28)
Total long-term investments			$45	$(28)	$45	$(28)

	December 31, 2009
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$320	$0			$320	$0
Total short-term investments	$320	$0			$320	$0
Asset-backed securities			$42	$(33)	$42	$(33)
Total long-term investments			$42	$(33)	$42	$(33)

Gross realized gains and losses for the three months ended March 31, 2010 and 2009 were not significant.

A reconciliation of the changes in credit losses recognized in earnings for the three months ended March 31, 2010 (in millions):

Beginning balance of credit losses, January 1, 2010	$ 2
Additions for credit losses not previously recognized in earnings	0
Ending balance of credit losses, for the three months ended March 31, 2010	$ 2

The $2 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. These credit losses are limited to asset-backed securities in our investment portfolio.

The following table summarizes the contractual maturities of available-for-sale securities at March 31, 2010 (in millions):

Less than one year	$788
Due in 1-5 years	0
Due in 5-10 years	0
Due after 10 years (1)	55
Total	$843

(1)	Includes $45 million of asset-based securities that mature over time and are being reported at their final maturity dates.

8.	Inventories

Inventories comprise the following (in millions):

	March 31, 2010	December 31, 2009
Finished goods	$177	$175
Work in process	124	113
Raw materials and accessories	123	114
Supplies and packing materials	180	177
Total inventories	$604	$579

9.	Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	March 31, 2010	December 31, 2009
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$3,042	$2,772
Dow Corning Corporation	50%	1,031	992
All other	20-50%	220	224
		4,293	3,988
Other investments		3	4
Total		$4,296	$3,992

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended March 31,
	2010	2009
Related Party Transactions:
Corning sales to affiliated companies	$5	$4
Corning purchases from affiliated companies	$25	$4
Corning transfers of assets, at cost, to affiliated companies	$27	$13
Dividends received from affiliated companies	$228	$403
Royalty income from affiliated companies	$65	$43
Corning services to affiliates	$7

As of March 31, 2010, balances due to and due from affiliates were $3 million and $103 million, respectively. As of December 31, 2009, balances due to and due from affiliates were $2 million and $122 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended March 31,

	2010	2009

Statement of Operations:
Net sales	$1,198	$755
Gross profit	$925	$510
Net income attributable to Samsung Corning Precision	$701	$371
Corning’s equity in earnings of Samsung Corning Precision	$350	$187

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$18
Corning sales to Samsung Corning Precision	$0
Dividends received from Samsung Corning Precision	$173	$181
Royalty income from Samsung Corning Precision	$65	$42
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$27	$13

(1)

Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

Corning owns 50% of Samsung Corning Precision. Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

As of March 31, 2010, balances due from Samsung Corning Precision were $29 million and balances due to Samsung Corning Precision were not significant. As of December 31, 2009, balances due from Samsung Corning Precision were $36 million and balances due to Samsung Corning Precision were $14 million.

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

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Dow Corning’s results of operations follow (in millions):

	Three months ended March 31,
	2010	2009

Statement of Operations:
Net sales	$1,354	$1,025
Gross profit	$506	$282
Net income attributable to Dow Corning	$218	$10
Corning’s equity in earnings of Dow Corning	$112	$5

Related Party Transactions:
Corning purchases from Dow Corning	$5	$4
Dividends received from Dow Corning	$56	$222

Amounts owed to Dow Corning totaled $2 million as of March 31, 2010. At December 31, 2009, amounts owed to Dow Corning were not significant.

In response to recent economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009. Our share of these charges was $29 million.

At March 31, 2010, Dow Corning’s marketable securities included approximately $1.1 billion of auction rate securities, net of a temporary impairment of $13 million. As a result of the temporary impairment, unrealized losses of $11 million, net of $2 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $5 million and is included in Corning’s accumulated other comprehensive income.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of March 31, 2010, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $16 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of March 31, 2010, Dow Corning has estimated the liability to commercial creditors to be within the range of $79 million to $257 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $79 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Corning relating to the breast implant product lawsuits under the jurisdiction of the Bankruptcy Court will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation (PCC)

Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation which is a component of the Company’s proposed settlement for asbestos litigation. At March 31, 2010 and December 31, 2009, the fair value of PCE significantly exceeded its carrying value of $116 million and $125 million, respectively. There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate. PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania on April 16, 2000. At that time, Corning determined that it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other-than-temporarily impaired. As a result, we reduced our investment in PCC to zero. Refer to Note 3 (Commitments and Contingencies) for additional information about PCC and PCE.

Variable Interest Entities

For variable interest entities, we routinely assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by U.S. GAAP. Corning leases certain transportation equipment from three Trusts that qualify as variable interest entities. The sole purpose of these entities is to lease transportation equipment to Corning. None of these entities are considered significant to Corning’s consolidated financial statements.

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

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired with the remainder recorded as goodwill on the basis of fair value. While our valuation is substantially complete, the following amounts are subject to revision until finalized (in millions):

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

11.	Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	March 31, 2010	December 31, 2009

Land	$104	$96
Buildings	3,438	3,443
Equipment	9,382	9,237
Construction in progress	563	722
	13,487	13,498
Accumulated depreciation	(5,640)	(5,503)
Total	$7,847	$7,995

In the three months ended March 31, 2010 and 2009, interest costs capitalized as part of property, net, were $4 million and $10 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. At March 31, 2010 and December 31, 2009, the recorded value of precious metals totaled $1.8 billion. Depletion expense for precious metals in the three months ended March 31, 2010 and 2009 totaled $3 million and $1 million, respectively.

12.	Goodwill and Other Intangible Assets

There were no significant changes in the carrying amount of goodwill for the three months ended March 31, 2010. Balances by segment are as follows (in millions):

	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at March 31, 2010	$ 118	$ 9	$ 150	$ 232	$ 509

Other intangible assets are as follows (in millions):

	March 31, 2010			December 31, 2009
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names (1)	$205	$123	$82	$206	$122	$84
Non-competition agreements	97	91	6	98	93	5
Other (1)	81	4	77	80	2	78

Total	$383	$218	$165	$384	$217	$167

(1)

The Company recorded other identifiable intangible assets associated with the purchase of Axygen Bioscience, Inc. in the third quarter of 2009. Refer to Note 10 (Acquisition) for additional information.

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.

Amortization expense related to these intangible assets is estimated to be approximately $6 million for 2010 and $6 million annually, thereafter.

13.	Customer Deposits

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment would supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. We do not expect to receive additional deposits related to these agreements.

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

During the three months ended March 31, 2010 and 2009, we issued $30 million and $103 million, respectively, in credit memoranda. Customer deposit liabilities were $74 million and $104 million at March 31, 2010 and December 31, 2009, respectively, of which $56 million and $80 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets. Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen–U.S. dollar exchange rate.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,

	2010	2009	2010	2009

Service cost	$12	$13	$3	$4
Interest cost	39	38	13	12
Expected return on plan assets	(42)	(45)
Amortization of net loss	13	7	4	3
Amortization of prior service cost	2	2	(1)	(1)
Total pension and postretirement benefit expense	$24	$15	$19	$18

Curtailment charge		22		8
Total expense	$24	$37	$19	$26

Corning and certain of its domestic subsidiaries offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements. In response to rising health care costs, we changed our cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap equals 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009 and going forward. The pre-65 retirees are expected to trigger the cap in 2010 which will impact their contribution rate in 2011. Further, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical upon retirement; however, these employees will pay 100% of the cost.

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

15.	Hedging Activities

Corning operates in many foreign countries and as a result is exposed to movements in foreign currency exchange rates. The areas in which exchange rate fluctuations affect us include:

•	Financial instruments and transactions denominated in foreign currencies, which impact earnings; and
•	The translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar, which impacts our net equity.

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar and the Euro. We manage our foreign currency exposure primarily by entering into foreign exchange forward contracts with durations of generally 18 months or less to hedge foreign currency risk. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

The forward contracts we use in managing our foreign currency exposures contain an element of risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major domestic and international financial institutions with which we have other financial relationships. We are exposed to potential losses in the event of non-performance by these counterparties; however, we do not expect to record any losses as a result of counterparty default. Neither we nor our counterparties are required to post collateral for these financial instruments.

The amount of hedge ineffectiveness at March 31, 2010 and at December 31, 2009 was insignificant.

Cash Flow Hedges

Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively. Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At March 31, 2010, the amount of net gains expected to be reclassified into earnings within the next 12 months is $17 million.

Undesignated Hedges

Corning uses other foreign exchange forward contracts that are not designated as hedging instruments for accounting purposes. The undesignated hedges limit exposures to foreign currency fluctuations related to certain monetary assets, monetary liabilities and net earnings in foreign currencies.

Net Investment in Foreign Operations

In February 2000, we issued $500 million of Euro-denominated notes that were designated as a hedge of a net investment in foreign operations. The effective portion of the changes in fair value of the outstanding debt balance have been included as a component of the foreign currency translation adjustment (CTA) within accumulated other comprehensive income (loss). In February 2010, we repaid the remaining $48 million balance of this debt. At that time, the cumulative amount of CTA related to this debt was a net loss of $140 million, which will remain in accumulated other comprehensive income until ultimate disposition of the underlying Euro investment.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments (in millions):

		Asset derivatives		Liability derivatives
As of March 31, 2010	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments
Foreign exchange contracts	$306	Other current assets	$17	Other accrued liabilities	$0

Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,247	Other current assets	$20	Other accrued liabilities	$(20)

Total derivatives	$1,553		$37		$(20)

		Asset derivatives		Liability derivatives
As of March 31, 2009	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments
Foreign exchange contracts	$278	Other current assets	$13	Other accrued liabilities	$(15)

Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,316	Other current assets	$33	Other accrued liabilities	$(18)

Total derivatives	$1,594		$46		$(33)

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements (in millions):

	Effect of derivative instruments on the consolidated financial statements
	For the three months ended March 31, 2010
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)	Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)	Location of gain/(loss) related to ineffectiveness & excluded from effectiveness testing	Gain/(loss) related to ineffectiveness & excluded from effectiveness testing

Cash flow hedges
Foreign exchange contracts		Cost of sales	$2	Other income/ (expense)
Foreign exchange contracts	$5	Royalties	$2	Other income/ (expense)	$0

Total cash flow hedges	$5		$4		$0

Net investment hedges
Foreign denominated debt	$2

Total net investment hedges	$2

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income

Foreign exchange contracts	Other income/ (expense)	$(1)

Total undesignated		$(1)

	Effect of derivative instruments on the consolidated financial statements
	For the three months ended March 31, 2009
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)	Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)	Location of gain/(loss) related to ineffectiveness & excluded from effectiveness testing	Gain/(loss) related to ineffectiveness & excluded from effectiveness testing

Cash flow hedges
Foreign exchange contracts		Cost of sales	$1	Other income/ (expense)
Foreign exchange contracts	$(15)	Royalties (1)	$(11)	Other income/ (expense)	$2

Total cash flow hedges	$(15)		$(10)		$2

Net investment hedges
Foreign denominated debt	$2

Total net investment hedges	$2

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income

Foreign exchange contracts	Other income/ (expense)	$28

Total undesignated		$28

(1)

Included in this amount is a loss of $9 million relating to derivatives that were de-designated by the Company in the fourth quarter of 2008. At that time, the amounts recorded in accumulated OCI were determined to still be reasonably possible of occurring as originally forecasted.

16.	Fair Value Measurements

Fair value standards under U.S. GAAP define fair value, establish a framework for measuring fair value in applying generally accepted accounting principles, and require disclosures about fair value measurements. The standards also identify two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, the inputs are prioritized into one of three broad levels (provided in the table below) used to measure fair value.

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available. As of March 31, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

	March 31, 2010	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Assets
Short-term investments	$798	$774	$24	(2)
Other assets	$45		$45
Derivatives (1)	$37		$37

Liabilities
Derivatives (1)	$20		$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

	December 31, 2009	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Assets
Short-term investments	$1,042	$969	$73	(2)
Other assets	$42		$42
Derivatives (1)	$53		$53

Liabilities
Derivatives (1)	$14		$14

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

17.	Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the Worldwide Employee Share Purchase Plan (WESPP), based on estimated fair values. Fair values for stock options granted prior to January 1, 2010 were estimated using a lattice-based binomial valuation model. In 2010, Corning began estimating fair values for stock options granted using a multiple point Black Scholes model. Both models incorporate the required assumptions and meet the fair value measurement objective under U.S. GAAP.

Share-based compensation cost was approximately $29 million and $35 million for the three months ended March 31, 2010 and 2009, respectively, and included (1) employee stock options, (2) time-based restricted stock and restricted stock units, (3) performance-based restricted stock and restricted stock units, and (4) WESPP shares.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the Stock Option Plans for the three months ended March 31, 2010:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2009	92,504	$25.83	4.48	$ 425,427
Granted	5,570	$18.52
Exercised	(2,396)	$9.35
Forfeited and Expired	(673)	$38.76
Options Outstanding as of March 31, 2010	95,005	$25.73	4.57	$ 464,744
Options Exercisable as of March 31, 2010	75,455	$28.21	3.49	$ 368,795

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2010, there was approximately $61 million of unrecognized compensation cost related to stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2 years. Compensation cost related to stock options was approximately $15 million and $18 million for the three months ended March 31, 2010 and 2009, respectively.

Proceeds received from the exercise of stock options were $21 million and $1 million for the three months ended March 31, 2010 and 2009, respectively. Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the three months ended March 31, 2010 and 2009 was approximately $20 million and $1 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards available to the Company. Refer to Note 5 (Income Taxes) to the consolidated financial statements.

Corning used a binomial lattice model to estimate the fair values of stock option grants through December 31, 2009. Effective January 1, 2010, Corning began using a multiple point Black Scholes model to estimate the fair value of stock option grants. The financial impact of the change in valuation models is insignificant.

The following inputs were used for the valuation of option grants under our Stock Option Plans:

	Three months ended March 31,

	2010	2009
Expected volatility	48-49%	45-60%
Weighted-average volatility	49%	55%
Expected dividends	1.40%	1.50%
Risk-free rate	2.7-3.2%	0.1-4.7%
Average risk-free rate	3.2%	2.7%
Expected term (in years)	5.1-6.5
Expected time to exercise (in years)		2.2-5.4
Pre-vesting departure rate	1.4-3.6%	1.4-2.7%

For stock options granted during the three months ended March 31, 2010, Corning utilized a blended approach defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term and the most recent 15-year historical volatility. The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options. The risk-free rates used in the multiple point Black Scholes model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term. The ranges given above result from separate groups of employees exhibiting different exercise behavior.

For stock options granted during the three months ended March 31, 2009, expected volatility was based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), and the most recent 15-year historical volatility of Corning’s stock. The expected time to exercise of options granted in the first quarter of 2009 was derived using a regression model and represents the period of time that options granted are expected to be outstanding. The risk-free rates used in the lattice-based binomial model were derived from the U.S. Treasury yield curve in effect from the grant date to the option’s expiration date.

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock and restricted stock units as of December 31, 2009, and changes during the three months ended March 31, 2010:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2009	3,880	$18.59
Granted	151	18.93
Vested	(53)	22.14
Forfeited	(1)	23.61
Nonvested shares at March 31, 2010	3,977	$18.57

As of March 31, 2010, there was approximately $37 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.9 years. Compensation cost related to time-based restricted stock and restricted stock units was approximately $6 million and $4 million for the three months ended March 31, 2010 and 2009, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2009, and changes during the three months ended March 31, 2010:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock and restricted stock units at December 31, 2009	6,377	$13.47
Granted	1,844	8.67
Vested	(2,026)	22.03
Forfeited	(87)	8.67
Nonvested restricted stock and restricted stock units at March 31, 2010	6,108	$ 9.25

As of March 31, 2010, there was approximately $19 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $6 million and $12 million for the three months ended March 31, 2010 and 2009, respectively.

Worldwide Employee Stock Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, Corning offered a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees could elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock was 85% of the end-of-quarter closing market price. Compensation cost related to the WESPP for all periods presented is immaterial.

On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010.

18.	Comprehensive Income

Components of comprehensive income on an after-tax basis, where applicable, follow (in millions):

	Three months ended March 31,

	2010	2009

Net income	$815	$14
Other comprehensive income, net of taxes (1):
Net change in unrealized gain (loss) on investments securities	11	(14)
Net change in unrealized gain (loss) on derivative hedging instruments	2	13
Foreign currency translation adjustment	(22)	(728)
Amortization of postretirement benefit plan losses and prior service costs	(9)	(37)
Comprehensive income	$797	$(752)
Comprehensive income attributable to noncontrolling interests	1	0
Comprehensive income attributable to Corning	$798	$(752)

(1)

Other comprehensive income items for the three months ended March 31, 2010 and 2009 include net tax effects of $5 million and $16 million, respectively. Refer to Note 5 (Income Taxes) for additional information.

19.	Significant Customers

For the three months ended March 31, 2010, Corning’s sales to each of the following three customers of the Display Technologies segment were equal to or greater than ten percent of the Company’s consolidated net sales: AU Optronics Corporation (AUO), Chimei Innolux Corporation, and Sharp Electronics Corporation. For the three months ended March 31, 2009, Corning’s sales to AUO were equal to or greater than ten percent of the Company’s consolidated net sales.

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

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2010
Net sales	$782	$364	$192	$96	$118	$1	$1,553
Depreciation (1)	$128	$30	$26	$11	$8	$3	$206
Amortization of purchased intangibles		$1			$1		$2
Research, development and engineering expenses (2)	$23	$29	$23	$16	$4	$28	$123
Restructuring, impairment and other credits				$(2)			$(2)
Equity in earnings of affiliated companies	$344		$3			$11	$358
Income tax (provision) benefit	$(132)	$(4)	$(5)	$3	$(8)	$11	$(135)
Net income (loss) (3)	$703	$8	$11	$(7)	$17	$(15)	$717

Three months ended March 31, 2009
Net sales	$357	$385	$110	$60	$76	$1	$989
Depreciation (1)	$104	$31	$24	$10	$4	$3	$176
Amortization of purchased intangibles		$3					$3
Research, development and engineering expenses (2)	$22	$23	$30	$11	$3	$36	$125
Restructuring, impairment and other charges	$34	$15	$19	$18	$7	$4	$97
Equity in earnings (loss) of affiliated companies	$180	$(4)	$2			$12	$190
Income tax (provision) benefit	$(7)	$1	$14	$10		7	$25
Net income (loss) (3)	$218	$(1)	$(44)	$(27)	$8	$(29)	$125

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending which is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended March 31,

	2010	2009
Net income of reportable segments	$732	$154
Non-reportable segments	(15)	(29)
Unallocated amounts:
Net financing costs (1)	(46)	(20)
Stock-based compensation expense	(29)	(35)
Exploratory research	(15)	(20)
Corporate contributions	(12)	(9)
Equity in earnings of affiliated companies, net of impairments (2)	111	5
Asbestos settlement (3)	52	(4)
Other corporate items (4)	38	(28)
Net income	$816	$14

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)

Primarily represents the equity earnings of Dow Corning Corporation. In the first quarter of 2010, equity earnings of affiliated companies, net of impairments, includes a credit of $21 million for our share of U.S. advanced energy manufacturing tax credits at Dow Corning Corporation. In the first quarter of 2009, equity earnings of affiliated companies, net of impairments includes a charge of $29 million representing our share of restructuring charges at Dow Corning Corporation.

(3)

In the first quarter of 2010, Corning recorded a net credit of $52 million primarily reflecting the change in the terms of the proposed asbestos settlement. In the first quarter of 2009, Corning recorded charges of $4 million to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims.

(4)

In the first quarter of 2010, other corporate items included a tax charge of $56 million from the reversal of the deferred tax asset associated with a Medicare subsidy. In the first quarter of 2009, other corporate items included $68 million ($44 million after-tax) of restructuring charges.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers. In the first quarter of 2010, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 71% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 15% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 84% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 33% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 40% of total segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Asia. It is at least reasonably possible that the use of a facility could be disrupted. Due to the specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, loss of these facilities could produce a near-term severe impact to our display business and the Company as a whole.

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

OVERVIEW

Corning’s results for the first quarter of 2010 reflected a strong recovery in most of our operating segments when compared to the first quarter of 2009, driven primarily by robust retail demand for LCD products which resulted in significantly higher sales in our Display Technologies segment. In addition, sales in our Environmental Technologies segment in the first quarter of 2010 reflected automotive industry improvements compared to very low sales levels during the same period last year. When compared to the first quarter of last year, sales in our Specialty Materials segment in the first quarter of 2010 were also higher driven by sales of Corning Gorilla( glass while sales of the Life Sciences segment were higher due primarily to the impact of an acquisition completed in the third quarter of 2009. Equity earnings from Dow Corning Corporation improved significantly in the first quarter of 2010 driven by robust sales of silicone products when compared to the first quarter of last year.

A year ago, we experienced a weak first quarter following the global financial and economic disruption that occurred in 2008. In the first quarter of 2009, we recorded restructuring charges of $165 million for costs associated with workforce reductions in all of our operating segments. We also recorded $29 million for our share of restructuring charges at Dow Corning in the first quarter of 2009.

When compared to the fourth quarter of 2009, results in the first quarter of 2010 primarily reflected an increase in sales in the Display Technologies segment from continued strength in demand for the Company’s LCD glass products.

Our key priorities for 2010 remain similar to those from the previous five years: protect our financial health and invest in the future. During the first quarter of 2010, we made the following progress toward these priorities:

Protecting Financial Health

Our balance sheet remains strong, and we generated positive cash flow from operating activities.

•	Our debt to capital ratio of 11% at March 31, 2010 is relatively unchanged from December 31, 2009.
•	Operating cash flow in the three months ended March 31, 2010 was $643 million.
•

We ended the first quarter of 2010 with $3.9 billion of cash, cash equivalents and short-term investments compared to $3.6 billion at December 31, 2009, and well above our debt balance of $1.9 billion.

For the three months ended March 31, 2010, we generated net income of $816 million or $0.52 per share compared to net income of $14 million or $0.01 per share for the same period in 2009. When compared to the same period last year, the increase in net income in the first quarter of 2010 was due largely to the following items:

•	Higher net income in our Display Technologies segment due to higher volumes.
•	Higher equity in earnings from Dow Corning driven by strength in Dow Corning’s silicone products businesses.
•	The absence of restructuring charges which totaled $165 million recorded in the first quarter of 2009.
•

A credit to asbestos settlement expense of $52 million reflecting the change in the estimate of our asbestos settlement liability compared to expense of $4 million for the same period last year. The net decrease in the first quarter of 2010 was due largely to a change in the terms of the proposed settlement. For additional information on asbestos litigation, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

•	A change in our effective tax rate resulting from a decision to repatriate current year earnings from certain foreign subsidiaries.
•	Approximately $53 million from the favorable impact of movements in foreign exchange rates.

The increase in net income for the three months ended March 31, 2010, was offset somewhat by the negative impact of a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits. For additional information about taxes, refer to Note 5 (Income Taxes) to the consolidated financial statements.

Investing In Our Future

We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems. While our spending levels for research, development and engineering were slightly lower in the first quarter of 2010 when compared to the same period last year, we remain committed to investing in research, development, and engineering to drive innovation. We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that enable fiber-to-the-premises. We continue to make investments in promising technologies such as the Epic™ system, synthetic green lasers, and advanced flow reactors. In 2010, we are broadening our innovation strategy to include a focus on opportunities that are adjacent or closely related to our existing capabilities. These opportunities, which include products such as Corning Gorilla® glass for consumer products and thin-film photovoltaics for solar applications, leverage existing materials or manufacturing processes with slight modifications.

Capital spending totaled $173 million and $276 million for the three months ended March 31, 2010 and 2009, respectively. Spending in the first quarter of 2010 was driven primarily by projects in our Display Technologies segment. We expect our 2010 capital spending to be about $1 billion including additional spending for adjacent opportunities and capacity expansion for our Display Technologies segment in Taiwan. Approximately $450 million to $550 million will be directed toward our Display Technologies segment.

Corporate Outlook

Our outlook for the remainder of 2010 is favorable. We believe worldwide demand for LCD glass will continue to increase on a year-over-year basis. We expect sales in 2010 to be higher than 2009 driven by continued strength in demand for LCD televisions, computer notebooks, and desktop monitors. We believe total company gross margin will expand driven by improvements in the Display and Environmental Technologies segments and we think equity earnings will continue to improve as well. We expect to continue to generate significant positive cash flow from operations due to improved performance of our Display Technologies segment and potentially higher dividends from equity affiliates. We will continue to focus on protecting our financial health, controlling our costs, and accelerating new products while maintaining our emphasis on research and development investments for longer term growth. We may take advantage of acquisition opportunities that support the long-term strategies of our businesses. We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the first quarter follow (dollars in millions):

	Three months ended March 31,		% Change

	2010	2009	10 vs. 09

Net sales	$1,553	$989	57%

Gross margin	$731	$270	171%
(gross margin %)	47%	27%

Selling, general and administrative expenses	$235	$207	14%
(as a % of net sales)	15%	21%

Research, development and engineering expenses	$145	$151	(4)%
(as a % of net sales)	9%	15%

Restructuring, impairment and other (credits) charges	$(2)	$165	*
(as a % of net sales)	0%	17%

Asbestos litigation (credit) charge	$(52)	$4	*
(as a % of net sales)	(3)%	0%

Equity in earnings of affiliated companies	$469	$195	141%
(as a % of net sales)	30%	20%

Income (loss) before income taxes	$913	$(52)	*
(as a % of net sales)	59%	(5)%

(Provision) benefit for income taxes	$(97)	$66	*
(as a % of net sales)	(6)%	7%

Net income attributable to Corning Incorporated	$816	$14	*
(as a % of net sales)	53%	1%

* The percentage change calculation is not meaningful.

Net Sales

For the three months ended March 31, 2010, net sales increased in the majority of our segments when compared to the same period in 2009. In the first quarter of 2010, the net sales increase was largely due to the impact of higher volumes in the Display Technologies and Environmental Technologies segments when compared to the same period last year.

In the first quarter of 2010, net sales was favorably impacted by $41 million from the movement in foreign exchange rates.

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

Gross Margin

As a percentage of net sales, gross margin for the first quarter of 2010 increased significantly when compared to the same period last year due primarily to the impact of higher volume in the Display Technologies segment.

Selling, General and Administrative Expenses

For the three months ended March 31, 2010, selling, general, and administrative expenses increased by $28 million due primarily to higher compensation-related costs when compared to the same period last year offset somewhat by the impact of cost reduction efforts last year. As a percentage of net sales, these expenses for the three months ended March 31, 2010 were down significantly when compared to the same period last year due to the increase in net sales and the favorable impact of restructuring actions in 2009 offset somewhat by higher compensation-related costs.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three months ended March 31, 2010, research, development and engineering expenses decreased by $6 million when compared to the same period last year. Lower expenses reflected the impact of restructuring actions taken last year and cost reduction efforts. As a percentage of net sales, these expenses for the three months ended March 31, 2010, were down significantly when compared to the first quarter of 2009 due to the increase in net sales and the favorable impact of restructuring actions in 2009.

Corning’s research, development and engineering expenses are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments. Excluding these segments, the largest driver of spending continues to be for development projects such as Corning Gorilla® glass, green lasers, and baseline research for new business development.

Restructuring, Impairment and Other Charges (Credits)

In response to anticipated lower sales in 2009, we recorded a charge of $165 million in the first quarter of 2009 for a corporate-wide restructuring plan to reduce our global workforce. The charge included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits. Total cash expenditures associated with these actions are expected to be approximately $105 million with the majority of spending completed by the end of 2010. We estimated annualized savings from these actions to be about $195 million which have been reflected largely in cost of sales and selling, general, and administrative expenses.

Asbestos Litigation

In the first quarter of 2010, we recorded a $52 million credit to our asbestos litigation liability to reflect the change in the estimate of our asbestos settlement liability compared to expense of $4 million for the same period last year. The net decrease in the first quarter of 2010 was due to a change in the terms of the proposed settlement which reduces the amount of cash expected to be contributed to the settlement. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended March 31,
	2010	2009
Samsung Corning Precision	$350	$187
Dow Corning Corporation	112	5
All other	7	3
Total equity earnings	$469	$195

When compared to the same period last year, equity earnings for the three months ended March 31, 2010, primarily reflected the following:

•

Increased volume at Samsung Corning Precision driven by continued strength in demand for LCD products. Equity earnings for Samsung Corning Precision are explained more fully in the discussion of the performance of our Display Technologies segment.

•	Higher sales at Dow Corning reflecting strength in Dow Corning’s traditional silicone products.
•

The absence of restructuring charges at Dow Corning. In the first quarter of 2009 equity earnings from Dow Corning included $29 million for our share of costs associated with Dow Corning’s global workforce reduction.

•

The impact of advanced energy manufacturing tax credits approved by the U.S. government for Dow Corning’s manufacturing expansion projects which support the solar industry. Corning’s share of these credits was $21 million in the first quarter of 2010.

In the second quarter of 2010, we expect equity earnings to be down slightly when compared to the first quarter of 2010.

The impact of movements in foreign exchange rates on equity earnings in the first quarter of 2010 was not significant when compared to the same period last year.

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Three months ended March 31,

	2010	2009
Royalty income from Samsung Corning Precision	$65	$42
Foreign currency exchange and hedge gains/(losses), net	9	(18)
Net income attributable to noncontrolling interests	1	0
Other, net	(11)	(4)
Total	$64	$20

Income Before Income Taxes

Income before income taxes for the three months ended March 31, 2010, was positively impacted by $54 million due to movements in foreign exchange rates when compared to the same period last year.

(Provision) Benefit for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended March 31,

	2010	2009

(Provision) benefit for income taxes	$(97)	$66
Effective tax rate	10.6%	126.9%

For the three months ended March 31, 2010, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries; and
•

The impact of discrete items including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits. Discrete items increased our effective tax rate by 8.3 percentage points.

For the three months ended March 31, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•

The impact of discrete items, including a restructuring charge of $165 million and our share of Dow Corning’s restructuring charge of $29 million. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about the restructuring charge. Discrete items had a favorable impact on our effective tax rate of 128.3 percentage points.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated

As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended March 31,
	2010	2009
Net income attributable to Corning Incorporated	$816	$14
Basic earnings per common share	$0.52	$0.01
Diluted earnings per common share	$0.52	$0.01
Shares used in computing per share amounts
Basic earnings per common share	1,555	1,548
Diluted earnings per common share	1,579	1,559

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

Display Technologies

The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended March 31,		% Change

	2010	2009	10 vs. 09

Net sales	$782	$357	119
Equity earnings of affiliated companies	$344	$180	91
Net income	$703	$218	222

The increase in net sales for the first quarter of 2010 compared to the same period last year reflected an increase in volume of 127% offset somewhat by price declines of 8%. Volume gains reflected a continuation of the rebound in demand for LCD glass that began in the second quarter of last year driven by continued strength in consumer demand for LCD televisions and a replenishment of this industry’s supply chain. As a result of the significant increase in demand, our manufacturing facilities in the first quarter of 2010 were operating at or near capacity and price declines have moderated. Net sales in the first quarter of 2010 include the favorable impact of $32 million from movements in foreign exchange rates when compared to the first quarter of 2009.

When compared to same period last year, equity earnings in the first quarter of 2010 from Samsung Corning Precision, our equity affiliate in Korea, reflected volume increases of 64%, offset somewhat by price declines of 4%. The economic recession and the corresponding rebound have had a greater impact on our wholly-owned business in Taiwan than on Samsung Corning Precision. Since Taiwanese panel makers do not have strong brand recognition, they are the first to experience supply chain corrections.

When compared to the first quarter of last year, the increase in net income in the first quarter of 2010 primarily reflects the impact of volume increases described above, manufacturing efficiency improvements, and the absence of restructuring charges. Net income of this segment in the first quarter of 2009 included $34 million of restructuring charges associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. Net income also includes royalty income from Samsung Corning Precision which was higher in the first quarter of 2010 when compared to the same period last year reflecting the improvements in sales volume at Samsung Corning Precision. A number of Corning’s patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions. Net income in the first quarter of 2010 includes the favorable impact of $22 million from movements in foreign exchange rates when compared to the first quarter of 2009.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the three months ended March 31, 2010 and 2009, three customers of the Display Technologies segment which individually accounted for more than 10% of segment net sales, accounted for approximately 71% and 70%, respectively, of total segment sales when combined. Our customers face the same global economic dynamics as we do in this market. We believe panel makers in Taiwan were more significantly impacted by the economic downturn in 2008 and early 2009 given their relative size, when compared to Korean panel makers who have a stronger presence in the end market for LCD products. While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers. For the three months ended March 31, 2010 and 2009, sales to two LCD panel makers located in Korea accounted for 92% of Samsung Corning Precision sales.

Outlook:

We now expect the overall LCD glass market in 2010, measured in square feet of glass, will increase by approximately 18% to 27% when compared to 2009, resulting from increased demand for LCD televisions and for personal computers in developing economies and business applications. We expect gross margin to expand in 2010 driven by increased volume, cost reduction, and moderate price declines. We think regional market share will stabilize although regional mix shifts as described, that benefit volume at Samsung Corning Precision more than Corning’s wholly owned business, remain possible. We believe that the long-term drivers of the LCD glass market, specifically increased penetration of LCD into the total television market, increased screen size and increased televisions per household, remain intact.

In the second quarter of 2010, we expect volume at our wholly-owned business and volume at Samsung Corning Precision to be up in the mid-single digits when compared to the first quarter of 2010. We expect price declines in the second quarter of 2010 at both our wholly-owned business and Samsung Corning Precision to be similar to the first quarter of 2010.

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

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended March 31,		% Change

	2010	2009	10 vs. 09

Net sales:
Optical fiber and cable	$190	$192	(1)
Hardware and equipment	174	193	(10)
Total net sales	$364	$385	(5)

Net income (loss)	$8	$(1)	*

* The percentage change calculation is not meaningful.

In the first quarter of 2010, net sales of the Telecommunications segment were lower when compared to the same period last year primarily due to lower sales of fiber-to-the-premises products and the absence of sales from two businesses which were sold in 2009. Sales from these two businesses totaled $9 million in the first quarter of 2009. The decline in net sales was offset somewhat by an increase in sales of private network products when compared to the first quarter of 2009. Net sales in the first quarter of 2010 included the favorable impact of $4 million from movements in foreign exchange rates when compared to the first quarter of 2009.

For the three months ended March 31, 2010, the increase in net income reflected sales declines as described above offset somewhat by the absence of restructuring charges. Net income of this segment in the first quarter of 2009 included $15 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Net income in the first quarter of 2010 includes the favorable impact of $3 million from movements in foreign exchange rates when compared to the first quarter of 2009.

The Telecommunications segment has a concentrated customer base. For the three months ended March 31, 2010, one customer of the Telecommunications segment represented approximately 15% of total segment sales. For the three months ended March 31, 2009, two customers of the Telecommunications segment each of which individually accounted for more than 10% of segment net sales, accounted for 24% of total segment sales when combined.

Outlook:

For the second quarter of 2010, we expect sales to be up approximately 10% to 15% when compared to the first quarter of 2010 primarily due to seasonal increases in sales of optical fiber and cable and hardware and equipment products.

Environmental Technologies

The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended March 31,		% Change
	2010	2009	10 vs. 09

Net sales:
Automotive	$117	$64	83
Diesel	75	46	63
Total net sales	$192	$110	75

Net income (loss)	$11	$(44)	*

* The percentage change calculation is not meaningful.

When compared to the previous year, the increase in net sales of this segment for the three months ended March 31, 2010, resulted from higher sales volumes for both automotive and diesel products. In the first quarter of last year, net sales of automotive products were severely impacted by lower automotive production caused by the global recession and inventory reductions at manufacturers and on dealer lots. We believe automobile inventories began returning to more normalized levels in the latter part of 2009 and early 2010 which had a positive impact on net sales of automotive products in the first quarter of 2010. In addition, net sales of automotive products in the first quarter of 2010 reflected an increase in automotive production driven by strong worldwide demand when compared to the same period last year. Net sales of diesel products in the first quarter of 2010 were higher when compared to the same period last year as engine makers completed carry over activity related to changing emission standards and increased share of the European diesel car market helped to drive higher sales of diesel products. Movements in foreign exchange rates did not significantly impact net sales of this segment for the periods presented.

Net income in the three months ended March 31, 2010, was higher due to improved sales volumes and the absence of restructuring charges in comparison to the net loss reported for the same period last year. In the first quarter of 2009, net loss of this segment included $19 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales last year. Improvements in net income in the first quarter of 2010 were offset somewhat by higher transportation costs and manufacturing inefficiencies as we brought additional capacity online. We expect to bring additional capacity online in the second quarter of 2010. Movements in foreign exchange rates did not significantly impact the results of this operating segment.

The Environmental Technologies reportable operating segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers. For the three months ended March 31, 2010 and 2009, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 84% of total segment sales when combined. While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:

In the second quarter of 2010, we expect sales to be even when compared to the first quarter of 2010 as car production is expected to remain stable on a quarter-over-quarter basis. Sales of diesel products will reflect continued lower truck production levels driven by low capacity utilization in the freight industry. We do not expect a recovery in truck sales to historical levels until next year.

Specialty Materials

The following table provides net sales and net loss for the Specialty Materials segment (in millions):

	Three months ended March 31,		% Change
	2010	2009	10 vs. 09

Net sales	$96	$60	60
Net loss	$(7)	$(27)	*

*	The percentage change calculation is not meaningful.

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

Net sales for the three months ended March 31, 2010 increased due primarily to higher sales of Corning Gorilla® glass and an increase in sales of display optics and components when compared to the same period last year. Sales of Corning Gorilla® glass have continued to increase as the Company moves to capitalize on market opportunities for this product. Lower net loss for the three months ended March 31, 2010, resulted from the increase in sales and the absence of restructuring charges when compared to the same period last year. The net loss for the three months ended March 31, 2009 included $18 million of restructuring charges for the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales last year. Movements in foreign exchange rates did not significantly impact the net sales or net loss of this segment for the period presented.

In the first quarter of 2010, three customers of this segment accounted for 33% of total segment net sales. In the first quarter of 2009, one customer of this segment accounted for 11% of total segment net sales.

Outlook:

For the second quarter of 2010, we expect sales of this segment to increase 15% to 25% when compared to the first quarter of 2010 driven by increased sales of Corning Gorilla® glass.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended March 31,		% Change
	2010	2009	10 vs. 09

Net sales	$118	$76	55
Net income	$17	$8	113

Net sales in the first quarter of 2010 increased when compared to the same period last year and largely reflected sales from the acquisition of Axygen, which was completed in the third quarter of 2009. The acquisition of Axygen supports the Company’s strategy to expand Corning’s portfolio of life sciences products and enhance global customer access in this business.

For the three months ended March 31, 2010, the increase in net income resulted primarily from higher sales as described above and the absence of restructuring charges when compared to the same period last year. In the first quarter of 2009, net loss of this segment included $7 million of restructuring charges associated with the Company’s corporate-wide restructuring plan. Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

For the three months ended March 31, 2010, two customers of this segment, which individually accounted for more than 10% of net sales, accounted for 40% of net sales when combined. For the three months ended March 31, 2009, one customer accounted for approximately 41% of this segment’s net sales.

Outlook:

For the second quarter of 2010, we expect net sales to be up about 5% from the first quarter of 2010.

All Other

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”

The following table provides net sales and net loss for All Other (in millions):

	Three months ended March 31,		% Change
	2010	2009	10 vs. 09

Net sales	$1	$1
Research, development and engineering expenses	$28	$36	(22)
Equity earnings of affiliated companies	$11	$12	(8)
Net loss	$(15)	$(29)	*

* The percentage change calculation is not meaningful.

This group is primarily comprised of development projects such as advanced flow reactors and synthetic green lasers, and results from new product lines, such as the Epic™ system. This segment also includes results for certain corporate investments such as Samsung Corning Precision’s non-LCD glass businesses and the results of Corsam, an equity affiliate established between Corning and Samsung Corning Precision to provided glass technology research. Refer to Note 9 (Investments) for additional information about Samsung Corning Precision and related party transactions.

The decrease in this segment’s net loss for the three months ended March 31, 2010 was largely due to lower operating expenses and the absence of restructuring actions when compared to the same period last year. Net loss of this segment in the first quarter of 2009 included $4 million of restructuring charges associated with the Company’s corporate-wide restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure in the first quarter of 2010 and 2009:

•	In the first quarter of 2010, we repaid $58 million of debt, which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.
•	In the first quarter of 2009, we repaid $72 million of debt, which included the redemption of $54 million principal amount of our 6.3% notes due March 1, 2009.

Capital Spending

Capital spending totaled $173 million and $276 million for the three months ended March 31, 2010 and 2009, respectively. Spending in the first quarter of 2010 and 2009 was primarily for projects in our Display Technologies segment. We expect our 2010 capital spending to be about $1 billion including additional spending for adjacent opportunities and capacity expansion for our Display Technologies segment in Taiwan. Approximately $450 million to $550 million will be directed toward our Display Technologies segment.

Cash Flows

Summary of cash flow data (in millions):

	Three months ended March 31,
	2010	2009
Net cash provided by operating activities	$643	$264
Net cash provided by (used in) investing activities	$77	$(126)
Net cash used in financing activities	$(111)	$(143)

Net cash provided by operating activities increased by 144% in the three months ended March 31, 2010 when compared to the same period last year due primarily to the significant increase in net income. Changes in working capital in the first quarter of 2010 were consistent with the same quarter last year.

Net cash provided by investing activities improved in the first quarter of 2010 when compared to the same period last year and included an increase in cash received from the liquidation of short-term investments and lower capital spending. Capital spending in the three months ended March 31, 2009 was driven primarily by projects in our Display Technologies segment that were completed in 2008.

Net cash used in financing activities in the first quarter of 2010 was lower than the same period last year driven primarily by an increase in proceeds received from the exercise of stock options.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods. Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During the three months ended March 31, 2010 and 2009, we issued $30 million and $103 million, respectively, in credit memoranda. Refer to Note 13 (Customer Deposits) to the consolidated financial statements for additional information.

Restructuring, Impairment and Other Charges (Credits)

In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge included costs for severance, special termination benefits, outplacement services, and the impact of a curtailment loss for postretirement benefits. Total cash expenditures associated with these actions are expected to be approximately $105 million with the majority of spending completed by the end of 2010. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the consolidated financial statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of March 31, 2010	As of December 31, 2009

Working capital	$4,774	$3,982
Working capital, excluding cash, cash equivalents, and short-term investments	$901	$399
Current ratio	4.7:1	3.6:1
Trade accounts receivable, net of allowances	$860	$753
Days sales outstanding	50	44
Inventories	$604	$579
Inventory turns	5.6	5.1
Days payable outstanding (1)	35	36
Long-term debt	$1,919	$1,930
Total debt to total capital	11%	11%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2009 Form 10-K. The Outlook includes an update by Moody’s on February 19, 2010:

RATING AGENCY	Rating Long-Term Debt	Outlook
Last Update

Fitch	BBB+	Stable
June 29, 2007

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
February 19, 2010

Management Assessment of Liquidity

We ended the first quarter of 2010 with approximately $3.9 billion of cash, cash equivalents and short-term investments. The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted. At March 31, 2010 about half of the consolidated amount has held outside of the U.S. Almost all of the amounts held outside of the U.S. are available for repatriation, subject to relevant tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed. During 2010, we plan to repatriate to the U.S. up to $1 billion of current year earnings from certain foreign subsidiaries and we expect previously accumulated non-U.S. cash balances will remain outside of the U.S. In addition to the current repatriation, we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for the three months ended March 31, 2010 and 2009 were not significant. Volatility in financial markets may limit Corning’s access to capital markets, constrain issuance amounts available to Corning, and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning. Still, from time to time, we may issue debt, the proceeds of which may be used to refinance debt maturities and for general corporate purposes.

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

Our major source of funding for the remainder of 2010 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments and proceeds from any issuances of debt. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments. Corning also has access to a $1.1 billion unsecured committed revolving line of credit through November 2011. This credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio. At March 31, 2010 and December 31, 2009, we were in compliance with both financial covenants.

The required leverage ratio, which measures debt to total capital, is a maximum of 50%. At both March 31, 2010 and December 31, 2009, our leverage using this measure was 11%. The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times. At March 31, 2010 and December 31, 2009, our interest coverage ratio using this measure was 27.1 times and 30.3 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of March 31, 2010, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2009 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2009 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management’s most difficult, subjective or complex judgments are described in our 2009 Form 10-K and remain unchanged through the first quarter of 2010. For certain items, additional details are provided below.

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

As of March 31, 2010 and December 31, 2009, we have not identified any instances where the carrying values of our long-lived assets were not recoverable. At March 31, 2010 and December 31, 2009, the fair market value of precious metals was higher than our carrying value by $405 million and $193 million, respectively. Currently these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings. There is the potential for impairment in the future if negative events significantly decrease the cash flow of our segments. Such events include, but are not limited to, a significant decrease in demand for products of our Display Technologies segment or a significant decrease in its profitability.

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

NEW ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than did the previous guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2009-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2009-6). Corning adopted ASU 2009-06 effective January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. Corning believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when updated.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2010, and December 31, 2009, Corning had accrued approximately $25 million (undiscounted) and $26 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2009 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies. Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income. For a discussion of our exposure to market risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2009 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2010, Corning had accrued approximately $25 million (undiscounted) for its estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.6 billion to the Settlement Trust. As of March 31, 2010, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $16 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of March 31, 2010, Dow Corning has estimated the liability to commercial creditors to be within the range of $79 million to $257 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $79 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim and is unable to reasonably estimate any potential liability. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Corning relating to the breast implant product lawsuits under the jurisdiction of the Bankruptcy Court will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 10,300 other cases (approximately 38,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

As a result, Corning believes the Amended PCC Plan, modified as indicated below, now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The Amended PCC Plan would require Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances. Several of the parties in the bankruptcy proceeding have filed documents with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each. In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with possible minor exceptions. These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers.

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

The Amended PCC Plan is subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions which may not be achieved. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and faces remaining objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

Several of Corning’s insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential resolutions described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation and therefore cannot estimate the range of any possible loss.

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

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed. The second case was dismissed by the Court on August 12, 2009. On November 17, 2009, the Court denied plaintiff’s request to file an amended complaint. On December 14, 2009, plaintiff gave notice of its appeal of the District Court’s opinion and order dismissing its case to the U.S. Court of Appeals for the Seventh Circuit, which has scheduled a settlement conference on May 3, 2010.

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

Supply Disputes. In early September 2009, a significant customer of Corning’s LCD glass display business in Asia notified Corning Display Technologies Taiwan Co. Ltd. in writing that it considers Corning Display Technologies to be in breach of the supply agreement between the companies. Corning Display Technologies disagrees that any breach exists and believes the parties will amicably resolve this dispute. However, failure to resolve the disputed claims could result in arbitration and the award of damages to the customer and/or the termination of the supply agreement.

In February 2010, Corning received notification from one of the indirect customers for products sold by the Environmental Technologies segment seeking reassurance from Corning that Corning would honor certain supply obligations regarding the supply of catalytic converter substrates and objecting to a proposed allocation of such products that might affect that customer. Corning is discussing these issues with this and other indirect and direct customers of its Environmental Technologies segment as a result of possible constraints, including access to raw materials, in its ability to supply its products to those customers.

Chinese Antidumping Investigation. On April 22, 2010, the Chinese Ministry of Commerce initiated an antidumping investigation against manufacturers of optical fiber based in the U.S. and the European Union, alleging that standard single-mode optical fiber was sold in China at lower prices than in the respective home country. This matter does not present a claim for damages, but the Ministry may impose an additional prospective duty on imported fiber products. Corning is preparing to defend this matter vigorously. Corning management is not able to estimate the impact of this proceeding upon its export business to China pending a final determination nor to express assurances regarding the likelihood that an additional duty may or may not be imposed.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2009 Form 10-K for the year ended December 31, 2009 which could materially impact our business, financial condition or future results. Risks disclosed in our 2009 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal first quarter of 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
January 1-31, 2010	13,624	$19.56	0	$0
February 1-28, 2010	766,449	$18.16	0	$0
March 1-31, 2010	3,157	$18.24	0	$0
Total	783,230	$18.18	0	$0

(1)

This column reflects the following transactions during the fiscal first quarter of 2010: (i) the deemed surrender to us of 862 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 782,368 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)

During the quarter ended March 31, 2010, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

.

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

Corning Incorporated
(Registrant)

April 30, 2010	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

April 30, 2010	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page

12	Computation of Ratio of Earnings to Fixed Charges	59

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act
60

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act
61

32	Certification Pursuant to 18 U.S.C. Section 1350	62

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

Exhibit 12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except ratios)

Three months ended March 31, 2010

Income from continuing operations before taxes on income (a)	$913
Adjustments:
Equity in earnings of equity affiliates	(469)
Distributed income of equity affiliates	228
Net income attributable to noncontrolling interests	(1)
Fixed charges net of capitalized interest	30

Earnings before taxes and fixed charges as adjusted	$701

Fixed charges:
Interest expense (b)	$29
Portion of rent expense which represents an appropriate interest factor (c)	5

Total fixed charges	34
Capitalized interest	(4)

Total fixed charges, net of capitalized interest	$30

Total fixed charges	$34

Ratio of earnings to fixed charges	20.6x

(a)	Effective January 1, 2009, equity earnings are now included in income from continuing operations before taxes on income.
(b)	Interest expense includes amortization expense for debt costs.
(c)	One-third of net rent expense is the portion deemed representative of the interest factor.

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wendell P. Weeks, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

April 30, 2010

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

April 30, 2010

/s/ James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 30, 2010

/s/ Wendell P. Weeks
Wendell P. Weeks
Chairman and Chief Executive Officer

/s/ James B. Flaws
James B. Flaws
Vice Chairman and Chief Financial Officer