Form 10-Q
period 2010-06-30
CORNING INC /NY
filed 2010-07-30
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2010
Corning’s Common Stock, $0.50 par value per share	1,561,628,788 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$1,712	$1,395	$3,265	$2,384
Cost of sales	885	820	1,707	1,539

Gross margin	827	575	1,558	845

Operating expenses:
Selling, general and administrative expenses	246	211	481	418
Research, development and engineering expenses	144	136	289	287
Amortization of purchased intangibles	2	2	4	5
Restructuring, impairment and other (credits) and charges (Note 2)			(2)	165
Asbestos litigation charge (credit) (Note 3)	5	5	(47)	9

Operating income (loss)	430	221	833	(39)

Equity in earnings of affiliated companies (Note 9)	474	361	943	556
Interest income	2	5	5	12
Interest expense	(26)	(20)	(52)	(34)

Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(1)	(14)	(6)	(14)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	0	13	5	13
Net OTTI losses recognized in earnings	(1)	(1)	(1)	(1)

Other income, net (Note 1)	65	41	129	61

Income before income taxes	944	607	1,857	555
(Provision) benefit for income taxes (Note 5)	(31)	4	(128)	70

Net income attributable to Corning Incorporated	$913	$611	$1,729	$625

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.59	$0.39	$1.11	$0.40
Diluted (Note 6)	$0.58	$0.39	$1.09	$0.40

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	June 30, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$3,214	$2,541
Short-term investments, at fair value (Note 7)	1,045	1,042
Total cash, cash equivalents and short-term investments	4,259	3,583
Trade accounts receivable, net of doubtful accounts and allowances - $22 and $20	938	753
Inventories (Note 8)	607	579
Deferred income taxes (Note 5)	366	235
Other current assets	290	371
Total current assets	6,460	5,521

Investments (Note 9)	4,434	3,992
Property, net of accumulated depreciation - $5,882 and $5,503 (Note 11)	8,047	7,995
Goodwill and other intangible assets, net (Note 12)	669	676
Deferred income taxes (Note 5)	2,811	2,982
Other assets	120	129

Total Assets	$22,541	$21,295

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$24	$74
Accounts payable	519	550
Other accrued liabilities (Notes 3 and 13)	914	915
Total current liabilities	1,457	1,539

Long-term debt (Note 4)	1,927	1,930
Postretirement benefits other than pensions	828	858
Other liabilities (Notes 3 and 13)	1,287	1,373
Total liabilities	5,499	5,700

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,623 million and 1,617 million	812	808
Additional paid-in capital	12,802	12,707
Retained earnings	5,208	3,636
Treasury stock, at cost; Shares held: 65 million and 64 million	(1,224)	(1,207)
Accumulated other comprehensive loss (Note 18)	(606)	(401)
Total Corning Incorporated shareholders’ equity	16,992	15,543
Noncontrolling interests	50	52
Total equity	17,042	15,595

Total Liabilities and Equity	$22,541	$21,295

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$1,729	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	412	359
Amortization of purchased intangibles	4	5
Asbestos litigation (credits) charges	(47)	9
Restructuring, impairment and other (credits) charges	(2)	165
Stock compensation charges	55	67
Undistributed earnings of affiliated companies	(658)	(137)
Deferred tax provision (benefit)	10	(139)
Restructuring payments	(50)	(54)
Credits issued against customer deposits	(68)	(165)
Employee benefit payments (in excess of) less than expense	(28)	34
Changes in certain working capital items:
Trade accounts receivable	(193)	(281)
Inventories	(62)	138
Other current assets	40	(42)
Accounts payable and other current liabilities, net of restructuring payments	1	(21)
Other, net	172	69
Net cash provided by operating activities	1,315	632

Cash Flows from Investing Activities:
Capital expenditures	(309)	(491)
Net proceeds from sale or disposal of assets		15
Short-term investments – acquisitions	(894)	(405)
Short-term investments – liquidations	894	516
Other, net	2
Net cash used in investing activities	(307)	(365)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(61)	(66)
Principal payments under capital lease obligations		(9)
Proceeds from issuance of long-term debt, net		346
Proceeds from issuance of common stock, net	15	12
Proceeds from the exercise of stock options	29	4
Dividends paid	(156)	(156)
Other, net		3
Net cash (used in) provided by financing activities	(173)	134
Effect of exchange rates on cash	(162)	(40)
Net increase in cash and cash equivalents	673	361
Cash and cash equivalents at beginning of period	2,541	1,873

Cash and cash equivalents at end of period	$3,214	$2,234

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

Effective April 1, 2009, the Company adopted the following guidance which resulted from the issuance of new fair value accounting standards under U.S. GAAP:

•	We changed the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings;
•	We adopted new guidance for addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed; and
•	If applicable, we will provide required disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Royalty income from Samsung Corning Precision	$66	$61	$131	$103
Foreign currency exchange and hedge gains/(losses), net	3	(16)	12	(35)
Net loss/(income) attributable to noncontrolling interests	1	(1)	2	(1)
Other, net	(5)	(3)	(16)	(6)
Total	$65	$41	$129	$61

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06).  Corning adopted ASU 2010-06 effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  Corning believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when updated.

2.      Restructuring, Impairment and Other Charges (Credits)

2010 Activities

The following table summarizes the restructuring reserve activity for the six months ended June 30, 2010 (in millions):
	Reserve at January 1, 2010	Non-cash adjustments	Net charges/ (reversals)	Cash payments	Reserve at June 30, 2010
Restructuring:
Employee related costs	$80	$(4)	$(2)	$(45)	$29
Other charges (credits)	20			(5)	15
Total restructuring activity	$100	$(4)	$(2)	$(50)	$44

Cash payments for employee-related costs will be substantially complete by the end of 2010, while payments for exit activities will be substantially complete by the end of 2011.

2009 Activities

In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in anticipation of lower sales in 2009.  The charge included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits.  Total cash expenditures associated with this plan are expected to be approximately $105 million.

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the six months ended June 30, 2009 (in millions):
	Reserve at Jan. 1, 2009	Charges	Non-cash settlements	Cash payments	Reserve at June 30, 2009

Restructuring:
Employee related costs	$17	$148	$(46)	$(49)	$70
Other charges (credits)	17	5		(2)	20
Total restructuring activity	$34	$153	$(46)	$(51)	$90

Impairment of long-lived assets:
Assets to be disposed of		$12
Total impairment charges		$12

Total restructuring, impairment and other charges		$165

The cost of this plan for each of our reportable operating segments was as follows:
Operating segment	Employee-related and other costs
Display Technologies	$ 34
Telecommunications	15
Environmental Technologies	19
Specialty Materials	18
Life Sciences	7
Corporate and All Other	72
Total restructuring, impairment and other charges	$ 165

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

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the 2003 Plan for reasons it set out in a memorandum opinion.  Several parties, including Corning, filed motions for reconsideration.  These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision.  On January 29, 2009, a proposed plan of reorganization (the Amended PCC Plan) resolving issues raised by the Court in denying confirmation of the 2003 Plan was filed with the Bankruptcy Court.

As a result, Corning believes the Amended PCC Plan, modified as indicated below, now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court.  At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability.  Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court.  Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan.  The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value.  Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Amended PCC Plan originally required Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.  Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each.  In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions.  These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers.  Confirmation hearings on the Amended PCC Plan were held in June 2010.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $636 million at June 30, 2010, compared with an estimate of the liability of $682 million at December 31, 2009.  During the first quarter of 2010, Corning recorded a $54 million credit to reduce the asbestos litigation reserve related to the change in terms of the proposed settlement of the PCC asbestos claims.  In the three months and six months ended June 30, 2010, Corning recorded asbestos litigation expense of $5 million and $7 million, respectively.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

As of June 30, 2010, contingent guarantees totaled a notional value of $270 million, compared with $252 million at December 31, 2009.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $245 million and $63 million, at June 30, 2010 and December 31, 2009, respectively.

Product warranty liability accruals were $25 million at June 30, 2010 and $24 million at December 31, 2009.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2010, and December 31, 2009, Corning had accrued approximately $32 million (undiscounted) and $26 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Second Quarter
There were no significant debt transactions in the second quarter of 2010.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.1 billion at June 30, 2010 and $2.0 billion at December 31, 2009.

In the second quarter of 2009, Corning issued $250 million of 6.625% senior unsecured notes and $100 million of 7% senior unsecured notes for net proceeds of approximately $248 million and $98 million, respectively.  The 6.625% notes mature on May 15, 2019 and the 7% notes mature on May 15, 2024.  We may redeem these debentures at any time.

First Quarter
In the first quarter of 2010, Corning repaid $58 million of debt which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

In the first quarter of 2009, Corning repaid $72 million of debt which included the redemption of $54 million principal amount of our 6.3% notes due March 1, 2009.

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

(Provision) benefit for income taxes	$(31)	$4	$(128)	$70
Effective tax rate	3.3%	(0.6)%	6.9%	(12.6)%

For the three months ended June 30, 2010, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries.

In addition to the items noted above, the tax provision for the six months ended June 30, 2010, reflected the impact of discrete items, including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items in the six months ended June 30, 2010 increased our effective tax rate by 3.9 percentage points.

For the three months ended June 30, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies; and
•	The benefit of tax holidays and investment credits in foreign jurisdictions.

In addition to the items noted above, the tax benefit for the six months ended June 30, 2009 reflected the impact of discrete items including a restructuring charge of $165 million and $29 million for our share of a restructuring charge at Dow Corning.  Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about Corning’s restructuring charge.  Discrete items had a favorable impact on our effective tax rate of 14.2 percentage points.

U.S. profits of approximately $8.3 billion will be required to fully realize the deferred tax assets as of December 31, 2009.  Of that amount, $3.6 billion of U.S. profits will be required over the next 16 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards.

During 2010, Corning plans to repatriate to the U.S. up to $1 billion of current year earnings from certain foreign subsidiaries.  As a result of this plan, a tax benefit from excess foreign tax credits is included in the full year effective tax rate.  The impact of this tax benefit in the three and six months ended June 30, 2010, was a reduction to our tax provision of $69 million and $143 million, respectively.  We continue to maintain our permanent reinvestment assertion with regards to the remaining unremitted earnings of our foreign subsidiaries.  At December 31, 2009, taxes had not been provided on approximately $7.3 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions.  The impact of the tax holidays on our effective tax rate is a reduction in the rate of 6.3 and 5.4 percentage points for the three months ended June 30, 2010 and 2009, respectively, and a reduction in the rate of 5.5 and 8.0 percentage points for the six months ended June 30, 2010 and 2009, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended June 30,
	2010			2009
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$ 913	1,558	$ 0.59	$ 611	1,550	$ 0.39

Effect of dilutive securities:
Stock options and other dilutive securities		23			17

Diluted earnings per common share	$ 913	1,581	$ 0.58	$ 611	1,567	$ 0.39

	Six months ended June 30,
	2010			2009
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$ 1,729	1,557	$ 1.11	$ 625	1,549	$ 0.40

Effect of dilutive securities:
Stock options and other dilutive securities		23			14

Diluted earnings per common share	$ 1,729	1,580	$ 1.09	$ 625	1,563	$ 0.40

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
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	42	51	46	65
Performance-based restricted stock awards		4		4
Total	42	55	46	69

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Bonds, notes and other securities:
U.S. government and agencies	$1,028	$973	$1,030	$975
Other debt securities	11	66	15	67
Total short-term investments	$1,039	$1,039	$1,045	$1,042
Asset-backed securities	$70	$75	$43	$42
Total long-term investments	$70	$75	$43	$42

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

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 (in millions):
	June 30, 2010
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$323	$0			$323	$0
Total short-term investments	$323	$0			$323	$0
Asset-backed securities			$43	$(27)	$43	$(27)
Total long-term investments			$43	$(27)	$43	$(27)

	December 31,2009
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$320	$0			$320	$0
Total short-term investments	$320	$0			$320	$0
Asset-backed securities			$42	$(33)	$42	$(33)
Total long-term investments			$42	$(33)	$42	$(33)

Gross realized gains and losses for the three and six months ended June 30, 2010 and 2009 were not significant.

A rollforward of the changes in credit losses recognized in earnings for the six months ended June 30, 2010 and three months ended June 30, 2009 (in millions):
	2010	2009*
Beginning balance of credit losses, January 1	$ 2	$ 0
Additions for credit losses not previously recognized in earnings	0	0
Balance of credit losses, March 31	$ 2	$ 0
Additions for credit losses not previously recognized in earnings	1	1
Ending balance of credit losses, June 30	$ 3	$ 1

*	The standard was implemented April 1, 2009. Therefore, there were no credit losses recognized in the first quarter of 2009.

The $3 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance.  These credit losses are limited to asset-backed securities in our investment portfolio.

The following table summarizes the contractual maturities of available-for-sale securities at June 30, 2010 (in millions):
Less than one year	$ 911
Due in 1-5 years	125
Due in 5-10 years
Due after 10 years (1)	52
Total	$1,088

(1)	Includes $43 million of asset-backed securities that mature over time and are being reported at their final maturity dates.

8.      Inventories

Inventories comprise the following (in millions):
	June 30, 2010	December 31, 2009
Finished goods	$179	$175
Work in process	140	113
Raw materials and accessories	122	114
Supplies and packing materials	166	177
Total inventories	$607	$579

9.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)	June 30, 2010	December 31, 2009
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.	50%	$3,152	$2,772
Dow Corning Corporation	50%	1,068	992
All other	20-50%	210	224
		4,430	3,988
Other investments		4	4
Total		$4,434	$3,992

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Related Party Transactions:
Corning sales to affiliated companies	$6	$17	$11	$21
Corning purchases from affiliated companies	$14	$8	$39	$12
Corning transfers of assets, at cost, to affiliated companies	$34	$42	$61	$42
Dividends received from affiliated companies	$57	$16	$285	$419
Royalty income from affiliated companies	$67	$62	$132	$105
Corning services to affiliates	$8	$0	$15	$0

As of June 30, 2010, balances due to and due from affiliates were $3 million and $109 million, respectively.  As of December 31, 2009, balances due to and due from affiliates were $2 million and $122 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.  In the second quarter of 2010, Samsung Corning Precision changed its name from Samsung Corning Precision Glass Co., Ltd. to Samsung Corning Precision Materials, Co., Ltd.

Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Statement of Operations:
Net sales	$1,208	$1,069	$2,406	$1,825
Gross profit	$928	$781	$1,853	$1,291
Net income attributable to Samsung Corning Precision	$715	$589	$1,416	$960
Corning’s equity in earnings of Samsung Corning Precision	$358	$294	$708	$481

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$3	$4	$21	$4
Corning sales to Samsung Corning Precision	$0	$9	$0	$9
Dividends received from Samsung Corning Precision			$173	$181
Royalty income from Samsung Corning Precision	$66	$61	$131	$103
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$34	$42	$61	$42

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

Corning owns 50% of Samsung Corning Precision.  Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

As of June 30, 2010, balances due from Samsung Corning Precision were $37 million and balances due to Samsung Corning Precision were not significant.  As of December 31, 2009, balances due from Samsung Corning Precision were $36 million and balances due to Samsung Corning Precision were $14 million.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning).  After the transaction, Corning retained its 50% interest in Samsung Corning Precision.  Samsung Corning Precision accounted for the transaction at fair value while Corning accounted for the transaction at historical cost.

Prior to their merger, Samsung Corning Precision and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement).  The lawsuit is pending in the courts of South Korea.  Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc.  In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach.  On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum.  The ruling has been appealed.  On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation.  As a result, the parties are discussing the possibility of a settlement of this matter.  Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements.  Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

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

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Statement of Operations:
Net sales	$1,545	$1,191	$2,898	$2,216
Gross profit	$554	$376	$1,060	$658
Net income attributable to Dow Corning	$221	$115	$439	$125
Corning’s equity in earnings of Dow Corning	$111	$58	$223	$62

Related Party Transactions:
Corning purchases from Dow Corning	$10	$4	$15	$8
Dividends received from Dow Corning	$55	$0	$111	$222

Amounts owed to Dow Corning totaled $2 million as of June 30, 2010.  At December 31, 2009, amounts owed to Dow Corning were not significant.

In response to economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009.  Our share of these charges was $29 million.

At June 30, 2010, Dow Corning’s marketable securities included approximately $914 million of auction rate securities, net of a temporary impairment of $27 million.  As a result of the temporary impairment, unrealized losses of $22 million, net of $5 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet.  Corning’s share of this unrealized loss was $11 million and is included in Corning’s accumulated other comprehensive income.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of June 30, 2010, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $15 million.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of June 30, 2010, Dow Corning has estimated the liability to commercial creditors to be within the range of $80 million to $261 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $80 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  The LMI Claimants offered two calculations of their claim amount:  $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively.  These estimates were explicitly characterized as preliminary and subject to change.  Litigation regarding this claim is in the discovery stage.  Dow Corning disputes the claim and is unable to reasonably estimate any potential liability.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning relating to the breast implant product lawsuits under the jurisdiction of the Bankruptcy Court will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation (PCC)
Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation which is a component of the Company’s proposed settlement for asbestos litigation.  At June 30, 2010 and December 31, 2009, the fair value of PCE significantly exceeded its carrying value of $109 million and $125 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania on April 16, 2000.  At that time, Corning determined that it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other-than-temporarily impaired.  As a result, we reduced our investment in PCC to zero.  Refer to Note 3 (Commitments and Contingencies) for additional information about PCC and PCE.

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

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill on the basis of fair value.  While our valuation is substantially complete, the following amounts are subject to revision until finalized (in millions):
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

11.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	June 30, 2010	December 31, 2009
Land	$97	$96
Buildings	3,526	3,443
Equipment	9,661	9,237
Construction in progress	645	722
	13,929	13,498
Accumulated depreciation	(5,882)	(5,503)
Total	$8,047	$7,995

In the three months ended June 30, 2010 and 2009, interest costs capitalized as part of property, net, were $3 million and $7 million, respectively.  In the six months ended June 30, 2010 and 2009, interest costs capitalized as part of property, net, were $8 million and $18 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At June 30, 2010 and December 31, 2009, the recorded value of precious metals totaled $1.8 billion.  Depletion expense for precious metals in the three months ended June 30, 2010 and 2009 totaled $3 million and $2 million, respectively.  Depletion expense for precious metals in the six months ended June 30, 2010 and 2009 totaled $6 million and $3 million, respectively.

12.      Goodwill and Other Intangible Assets

There were no significant changes in the carrying amount of goodwill for the six months ended June 30, 2010.  Balances by segment are as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at June 30, 2010	$ 118	$ 9	$ 150	$ 232	$ 509

Other intangible assets are as follows (in millions):
	June 30, 2010			December 31, 2009
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names (1)	$203	$ 122	$81	$206	$ 122	$84
Non-competition agreements	95	89	6	98	93	5
Other (1)	76	3	73	80	2	78

Total	$374	$ 214	$160	$384	$ 217	$167

(1)
The Company recorded other identifiable intangible assets associated with the purchase of Axygen Bioscience, Inc. in the third quarter of 2009.  Refer to Note 10 (Acquisition) for additional information.

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.

Amortization expense related to these intangible assets is estimated to be $8 million for 2010 and $7 million thereafter.

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

During the three and six months ended June 30, 2010, we issued $38 million and $68 million, respectively, in credit memoranda.  During the three and six months ended June 30, 2009, we issued $62 million and $165 million, respectively, in credit memoranda.  Customer deposit liabilities were $39 million and $104 million at June 30, 2010 and December 31, 2009, respectively, of which $26 million and $80 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets.  Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen-U.S. dollar exchange rate.

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

14.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$11	$10	$23	$23	$4	$2	$7	$6
Interest cost	38	40	77	78	12	13	25	25
Expected return on plan assets	(42)	(44)	(84)	(89)
Amortization of net loss	12	8	25	15	5	2	9	5
Amortization of prior service cost	3	2	5	4	(3)		(4)	(1)
Total pension and postretirement benefit expense	$22	$16	$46	$31	$18	$17	$37	$35

Curtailment charge				22				8
Total expense	$22	$16	$46	$53	$18	$17	$37	$43

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

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”), was also signed into law.  The PPACA and the Reconciliation Act, when taken together, represent comprehensive healthcare reform legislation.  Based on our analysis, the provisions of this legislation are not currently expected to have a significant impact on retiree medical plan costs and, therefore, a remeasurement of the Company’s retiree plan liabilities is not required at this time.

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

The forward and option contracts we use in managing our foreign currency exposures contain an element of risk in that the counterparties may be unable to meet the terms of the agreements.  However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major domestic and international financial institutions with which we  have other financial relationships.  We are exposed to potential losses in the event of non-performance by these counterparties.  However, we do not expect to record any losses as a result of counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.

The amount of hedge ineffectiveness at June 30, 2010 and at December 31, 2009 was insignificant.

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward and option contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At June 30, 2010, net gains and losses expected to be reclassified into earnings within the next 12 months were not significant.

Undesignated Hedges
Corning uses other foreign exchange forward contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign currency fluctuations related to certain monetary assets, monetary liabilities and net earnings in foreign currencies.

Net Investment in Foreign Operations
In February 2000, we issued $500 million of Euro-denominated notes that were designated as a hedge of a net investment in foreign operations.  The effective portion of the changes in fair value of the outstanding debt balance has been included as a component of the foreign currency translation adjustment (CTA) within accumulated other comprehensive income (loss).  In February 2010, we repaid the remaining $48 million balance of this debt.  At that time, the cumulative amount of CTA related to this debt was a net loss of $140 million, which will remain in accumulated other comprehensive income until ultimate disposition of the underlying Euro investment.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments (in millions):
		Asset derivatives		Liability derivatives
As of June 30, 2010	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments

Foreign exchange contracts	$305	Other current assets	$5	Other accrued liabilities	$(5)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$1,349	Other current assets	$0	Other accrued liabilities	$(100)

Total derivatives	$1,654		$5		$(105)

		Asset derivatives		Liability derivatives
As of December 31, 2009	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments

Foreign exchange contracts	$424	Other current assets	$17	Other accrued liabilities	$(1)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$1,540	Other current assets	$36	Other accrued liabilities	$(13)

Total derivatives	$1,964		$53		$(14)

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and six months ended June 30, 2010 (in millions):
	Gain/(loss) recognized in OCI		Gain/(loss) reclassified from accumulated OCI			Gain/(loss) related to ineffectiveness
Derivatives in hedging relationships	Three months ended June 30, 2010	Six months ended June 30, 2010	Location	Three months ended June 30, 2010	Six months ended June 30, 2010	Location	Three months ended June 30, 2010	Six months ended June 30, 2010

Cash flow hedges
			Cost of sales	$ 3	$ 5

Foreign exchange contracts	$ (11)	$ (6)	Royalties	$ 2	$ 4	Other income, net	$ 0	$ 0

Total cash flow hedges	$ (11)	$ (6)		$ 5	$ 9		$ 0	$ 0

Net investment hedges
Foreign denominated debt	$ 0	$ 2

Total net investment hedges	$ 0	$ 2

Gain/(loss) recognized in income
Undesignated derivatives			Location	Three months ended June 30, 2010	Six months ended June 30, 2010

Foreign exchange contracts			Other income, net	$ (90)	$ (91)

Total undesignated				$ (90)	$ (91)

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and six months ended June 30, 2009 (in millions):
	Gain/(loss) recognized in OCI		Gain/(loss) reclassified from accumulated OCI			Gain/(loss) related to ineffectiveness
Derivatives in hedging relationships	Three months ended June 30, 2009	Six months ended June 30, 2009	Location	Three months ended June 30, 2009	Six months ended June 30, 2009	Location	Three months ended June 30, 2009	Six months ended June 30, 2009

Cash flow hedges
			Cost of sales	$ 0	$ 0

Foreign exchange contracts	$ (1)	$ 9	Royalties	(17)	(27)	Other income, net	$ 0	$ (1)

Total cash flow hedges	$ (1)	$ 9		$ (17)	$ (27)		$ 0	$ (1)

Net investment hedges
Foreign denominated debt	$ (2)	$ 0

Total net investment hedges	$ (2)	$ 0

Gain/(loss) recognized in income
Undesignated derivatives			Location	Three months ended June 30, 2009	Six months ended June 30, 2009

Foreign exchange contracts			Other income, net	$ (15)	$ 47

Total undesignated				$ (15)	$ 47

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of June 30, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Assets
Short-term investments	$1,045	$ 1,030	$15	(2)
Other assets	$43		$43
Derivatives (1)	$5		$5

Liabilities
Derivatives (1)	$105		$105

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

		Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Assets
Short-term investments	$1,042	$ 969	$73	(2)
Other assets	$42		$42
Derivatives (1)	$53		$53

Liabilities
Derivatives (1)	$14		$14

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

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

Share-based compensation cost was approximately $26 million and $32 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $55 million and $67 million for the six months ended June 30, 2010 and 2009, respectively.  Amounts for all periods presented included (1) employee stock options, (2) time-based restricted stock and restricted stock units, and (3) performance-based restricted stock and restricted stock units.  On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010.  Compensation expense for the WESPP is included in periods ended prior to April 1, 2010.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the Stock Option Plans for the six months ended June 30, 2010:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2009	92,504	$25.83	4.48	$425,427
Granted	5,599	$18.52
Exercised	(3,518)	$ 9.14
Forfeited and Expired	(9,759)	$66.60
Options Outstanding as of June 30, 2010	84,826	$21.35	4.78	$339,279
Options Exercisable as of June 30, 2010	67,387	$22.98	3.81	$272,406

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2010, there was approximately $47 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $29 million and $35 million for the six months ended June 30, 2010 and 2009, respectively, and approximately $14 million and $17 million for the three months ended June 30, 2010 and 2009, respectively.

Proceeds received from the exercise of stock options were $29 million and $4 million for the six months ended June 30, 2010 and 2009, respectively, and $8 million and $3 million for the three months ended June 30, 2010 and 2009, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the six months ended June 30, 2010 and 2009 was approximately $32 million and $5 million, respectively, and $10 million and $3 million for the three months ended June 30, 2010 and 2009, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not realized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

Corning used a binomial lattice model to estimate the fair values of stock option grants through December 31, 2009.  Effective January 1, 2010, Corning began using a multiple point Black Scholes model to estimate the fair value of stock option grants.  The financial impact of the change in valuation models is insignificant.

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected volatility	49%	49-58%	48-49%	45-60%
Weighted-average volatility	49%	55%	49%	55%
Expected dividends	1.21%	1.40%	1.21-1.40%	1.40-1.50%
Risk-free rate	2.2-2.7%	0.1-5.1%	2.2-3.2%	0.1-5.1%
Average risk-free rate	2.6%	3.3%	2.6-3.2%	2.7-3.3%
Expected term (in years)	5.1-6.5		5.1-6.5
Expected time to exercise (in years)		1.8-4.7		1.8-5.4
Pre-vesting departure rate	1.4-3.6%	1.4-2.7%	1.4-3.6%	1.4-2.7%

For stock options granted in 2010, Corning utilized a blended approach defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term and the most recent 15-year historical volatility.  The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options.  The risk-free rates used in the multiple point Black Scholes model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.  The ranges given above result from separate groups of employees exhibiting different exercise behavior.

For stock options granted in 2009, expected volatility was based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), and the most recent 15-year historical volatility of Corning’s stock.  The expected time to exercise of options granted in 2009 was derived using a regression model and represents the period of time that options granted are expected to be outstanding.  The risk-free rates used in the lattice-based binomial model were derived from the U.S. Treasury yield curve in effect from the grant date to the option’s expiration date.

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock and restricted stock units as of December 31, 2009, and changes during the six months ended June 30, 2010:
	Shares (000’s)	Weighted- average grant-date fair value
Nonvested shares at December 31, 2009	3,880	$18.59
Granted	203	19.17
Vested	(175)	22.74
Forfeited	(5)	17.82
Nonvested shares at June 30, 2010	3,903	$18.45

As of June 30, 2010, there was approximately $34 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.5 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $15 million and $8 million for the six months ended June 30, 2010 and 2009, respectively, and $9 million and $4 million for the three months ended June 30, 2010 and 2009, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2009, and changes during the six months ended June 30, 2010:
	Shares (000’s)	Weighted- average grant-date fair value
Nonvested restricted stock and restricted stock units at December 31, 2009	6,377	$13.47
Granted	1,844	8.67
Vested	(2,028)	22.03
Forfeited	(87)	8.67
Nonvested restricted stock and restricted stock units at June 30, 2010	6,106	$ 9.24

As of June 30, 2010, there was approximately $16 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.6 years.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $9 million and $22 million for the six months ended June 30, 2010 and 2009, respectively, and $3 million and $10 million for the three months ended June 30, 2010 and 2009, respectively.

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

On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010.

18.      Comprehensive Income

Components of comprehensive income on an after-tax basis, where applicable, follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income	$912	$612	$1,727	$626
Other comprehensive income, net of taxes (1):
Net change in unrealized (loss) gain on investments securities	(6)	33	5	19
Net change in unrealized (loss) gain on derivative hedging instruments	(11)	9	(9)	22
Foreign currency translation adjustment	(197)	511	(219)	(217)
Amortization of postretirement benefit plan losses and prior service costs	27	27	18	(10)
Comprehensive income	$725	$1,192	$1,522	$440
Comprehensive loss (income) attributable to noncontrolling interests	1	(1)	2	(1)
Comprehensive income attributable to Corning	$726	$1,191	$1,524	$439

(1)
Other comprehensive income items for the three months ended June 30, 2010 and 2009 include net tax effects of $(10) million and $(21) million, respectively, and for the six months ended June 30, 2010 and 2009 net tax effects of $(15) million and $(5) million, respectively.  Refer to Note 5 (Income Taxes) for additional information.

19.      Significant Customers

For the three months ended June 30, 2010, Corning’s sales to each of the following three customers of the Display Technologies segment were equal to or greater than ten percent of the Company’s consolidated net sales: AU Optronics Corporation (AUO), Chimei Innolux Corporation, and Sharp Electronics Corporation.  For the three months ended June 30, 2009, Corning’s sales to AUO were equal to or greater than ten percent of the Company’s consolidated net sales.

For the six months ended June 30, 2010, Corning’s sales to each of the following three customers of the Display Technologies segment were equal to or greater than ten percent of the Company’s consolidated net sales:  AUO, Chimei Innolux Corporation, and Sharp Electronics Corporation.  For the six months ended June 30, 2009, Corning’s sales to AUO were equal to or greater than ten percent of the Company’s consolidated net sales.

20.      Operating Segments

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display (LCD) glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry.
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

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2010
Net sales	$834	$441	$184	$126	$125	$2	$1,712
Depreciation (1)	$129	$32	$25	$12	$8	$3	$209
Amortization of purchased intangibles					$2		$2
Research, development and engineering expenses (2)	$21	$28	$23	$20	$4	$28	$124
Equity in earnings of affiliated companies	$353	$1	$1			$5	$360
Income tax (provision) benefit	$(151)	$(14)	$(2)	$9	$(9)	$13	$(154)
Net income (loss) (3)	$756	$30	$5	$(17)	$18	$(19)	$773

Three months ended June 30, 2009
Net sales	$673	$437	$132	$71	$81	$1	$1,395
Depreciation (1)	$109	$33	$25	$12	$4	$3	$186
Amortization of purchased intangibles		$2					$2
Research, development and engineering expenses (2)	$19	$24	$27	$12	$2	$34	$118
Equity in earnings of affiliated companies	$284		$2			$16	$302
Income tax (provision) benefit	$(94)	$(14)	$14	$9	$(8)	$18	$(75)
Net income (loss) (3)	$555	$18	$(9)	$(10)	$9	$(5)	$558

Six months ended June 30, 2010
Net sales	$1,616	$805	$376	$222	$243	$3	$3,265
Depreciation (1)	$257	$62	$51	$23	$16	$6	$415
Amortization of purchased intangibles		$1			$3		$4
Research, development and engineering expenses (2)	$44	$57	$46	$36	$8	$56	$247
Restructuring, impairment and other credits				$(2)			$(2)
Equity in earnings of affiliated companies	$697	$1	$4			$16	$718
Income tax (provision) benefit	$(283)	$(18)	$(7)	$12	$(17)	$24	$(289)
Net income (loss) (3)	$1,459	$38	$16	$(24)	$35	$(34)	$1,490

Six months ended June 30, 2009
Net sales	$1,030	$822	$242	$131	$157	$2	$2,384
Depreciation (1)	$213	$64	$49	$22	$8	$6	$362
Amortization of purchased intangibles		$5					$5
Research, development and engineering expenses (2)	$41	$47	$57	$23	$5	$70	$243
Restructuring, impairment and other charges	$34	$15	$19	$18	$7	$4	$97
Equity in earnings (loss) of affiliated companies	$464	$(4)	$4			$28	$492
Income tax (provision) benefit	$(101)	$(13)	$28	$19	$(8)	$25	$(50)
Net income (loss) (3)	$773	$17	$(53)	$(37)	$17	$(34)	$683

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income of reportable segments	$792	$563	$1,524	$717
Non-reportable segments	(19)	(5)	(34)	(34)
Unallocated amounts:
Net financing costs (1)	(44)	(31)	(90)	(51)
Stock-based compensation expense	(26)	(32)	(55)	(67)
Exploratory research	(14)	(11)	(29)	(31)
Corporate contributions	(7)	(6)	(19)	(15)
Equity in earnings of affiliated companies, net of impairments (2)	114	59	225	64
Asbestos settlement (3)	(5)	(5)	47	(9)
Other corporate items (4)	122	79	160	51
Net income	$913	$611	$1,729	$625

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation.  In the six months ended June 30, 2010 equity earnings of affiliated companies, net of impairments, includes a credit of $21 million for our share of U.S. advanced energy manufacturing tax credits at Dow Corning Corporation.  In the six months ended June 30, 2009, equity earnings of affiliated companies, net of impairments includes a charge of $29 million representing our share of restructuring charges at Dow Corning Corporation.

(3)
In the three and six months ended June 30, 2010, Corning recorded a charge of $5 million and a net credit of $47 million, respectively, primarily reflecting the change in the terms of the proposed asbestos settlement.  In the three and six months ended June 30, 2009, Corning recorded charges of $5 million and $9 million, respectively, to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims.

(4)
In the six months ended June 30, 2010, other corporate items included a tax charge of $56 million from the reversal of the deferred tax asset associated with a Medicare subsidy.  In the six months ended June 30, 2009, other corporate items included $68 million ($44 million after-tax) of restructuring charges.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers.  In the second quarter of 2010, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 72% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 17% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 42% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 39% of total segment sales.

In the first half of 2010, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 72% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 16% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 85% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 38% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 39% of total segment sales.

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

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition and results of operations.  The discussion includes the following sections:

•	Overview
•	Results of Operations
•	Operating Segments
•	Liquidity and Capital Resources
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW

Our results for the second quarter of 2010 reflected strong sales in most of our operating segments when compared to the second quarter of 2009.

Continued robust retail demand for LCD products in the second quarter of 2010 resulted in higher sales in our Display Technologies segment when compared to the same period last year.  Sales in our Environmental Technologies segment in the second quarter of 2010 reflected automotive industry improvements, compared to low sales levels during the same period last year.  When compared to the second quarter of last year, sales in our Specialty Materials segment in the second quarter of 2010 were also higher driven by sales of Corning Gorilla® glass, while sales of the Life Sciences segment were higher due primarily to the impact of an acquisition completed in the third quarter of 2009.  Equity earnings from Dow Corning Corporation improved significantly in the second quarter of 2010, driven by robust sales of silicone products and increased volume at Hemlock Semiconductor Corporation, when compared to the second quarter of last year.  Hemlock Semiconductor is Dow Corning’s consolidated subsidiary that makes high purity polycrystalline for the semiconductor and solar energy industries.

Results in the first half of 2010 reflected a continued strong recovery with higher sales in most of our operating segments when compared to the first half of last year.  In 2009, we experienced a weak first quarter following the global financial and economic disruption in 2008.  Results in the first quarter of 2009 included restructuring charges of $165 million for costs associated with workforce reductions in all of our operating segments as we scaled back manufacturing operations, curbed the rate of growth in research, development, and engineering expenses, reduced capital spending, and reduced operating costs.  In the second quarter of last year, we began to see improved sales in some of our operating segments as the impact of the global recession on those businesses began to recede.

When compared to the first quarter of 2010, results in the second quarter of 2010 primarily reflected an increase in sales in the Telecommunications, Display Technologies, and Specialty Materials operating segments.

Our key priorities for 2010 remain similar to those from the previous five years:  protect our financial health and invest in the future.  During the second quarter of 2010, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:
•	Our debt to capital ratio of 10% at June 30, 2010 is down from 11% reported at December 31, 2009.
•	Operating cash flow in the six months ended June 30, 2010 was $1,315 million.
•
We ended the second quarter of 2010 with $4.3 billion of cash, cash equivalents and short-term investments compared to $3.6 billion at December 31, 2009, and well above our debt balance of $2.0 billion.

In the second quarter of 2010, we generated net income of $913 million or $0.58 per share, compared to net income of $611 million or $0.39 per share for the same period in 2009.  When compared to the same period last year, the increase in net income in the second quarter of 2010 was due largely to higher net income in our Display Technologies segment due to higher volume, along with higher equity in earnings from Dow Corning driven by strength in Dow Corning’s silicone products and improved results at Hemlock Semiconductor.  Net income in the second quarter of 2010 was also favorably impacted by $64 million from movements in foreign exchange rates, when compared to the same period last year.

In the six months ended June 30, 2010, we reported net income of $1,729 million or $1.09 per share compared to net income of $625 million or $0.40 per share for the same period last year.  This improvement was due primarily to higher net income in our Display and Environmental Technologies segments, the absence of restructuring charges that totaled $165 million in the first half of last year, higher equity in earnings from Dow Corning, and a change in our effective tax rate resulting from a decision to repatriate current year earnings from certain foreign subsidiaries.  Net income in the first half of 2010 was favorably impacted by $117 million from movements in foreign exchange rates, when compared to the first half of 2009.

Investing In Our Future
We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems.  Our spending levels for research, development and engineering increased in the second quarter of 2010 when compared to the same period last year, as we remain committed to investing in research, development, and engineering to drive innovation.  For the six months ended June 30, 2010, research, development, and engineering spending was up slightly when compared to the same period last year.  We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable, and hardware and equipment that enable fiber-to-the-premises.  While we continue to make investments in promising technologies, in 2010, we are broadening our innovation strategy to include a focus on opportunities that are adjacent or closely related to our existing capabilities.  These opportunities, which include products such as Corning Gorilla® glass for consumer products and thin-film photovoltaics for solar applications, leverage existing materials or manufacturing processes with slight modifications.

Capital spending totaled $309 million and $491 million for the six months ended June 30, 2010 and 2009, respectively.  Spending in the first half of 2010 was driven primarily by projects in our Display Technologies segment.

In July 2010, we announced a multi-year investment plan for additional manufacturing capacity that will benefit a number of our segments.  The plan includes $800 million for spending associated with a new LCD glass substrate facility in the People’s Republic of China to meet expected growing demand for Corning’s LCD glass.  We expect spending for this facility to begin in September of this year and production to begin in 2012.  Investments will include construction projects in other regions to expand capacity for Eagle XG® LCD glass substrates and will benefit our Specialty Materials segment by providing capacity for increased demand of Corning’s Gorilla® glass.  The plan also includes spending in the Environmental Technologies segment to expand its existing automotive substrate facility in Shanghai and to establish a Life Sciences manufacturing and distribution facility in the Yangtze River Delta.  These facilities are expected to be operational by 2012.  As a result of this plan, we now expect our 2010 capital spending to be about $1.2 billion, which is $200 million higher than our original estimate. Approximately $450 million to $550 million will be directed toward our Display Technologies segment in 2010.

Corporate Outlook
Our outlook for the remainder of 2010 is favorable.  We believe worldwide demand for LCD glass will continue to increase on a year-over-year basis.  We expect sales in 2010 to be higher than 2009 driven by continued strength in demand for LCD televisions, computer notebooks, and desktop monitors.  We believe total company gross margin will expand versus last year driven by improvements in the Display Technologies segment and we think equity earnings will continue to improve as well.  We expect to continue to generate significant positive cash flow from operations due to improved performance of our Display Technologies segment and potentially higher dividends from equity affiliates.  We will continue to focus on protecting our financial health, controlling our costs, and accelerating new products, while maintaining our emphasis on research and development investments for longer term growth.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$1,712	$1,395	23%	$3,265	$2,384	37%

Gross margin	$827	$575	44%	$1,558	$845	84%
(gross margin %)	48%	41%		48%	35%

Selling, general and administrative expenses	$246	$211	17%	$481	$418	15%
(as a % of net sales)	14%	15%		15%	18%

Research, development and engineering expenses	$144	$136	6%	$289	$287	1%
(as a % of net sales)	8%	10%		9%	12%

Restructuring, impairment and other (credits) charges	$0	$0	*	$(2)	$165	(101)%
(as a % of net sales)	0%	0%		0%	7%

Asbestos litigation charge (credit)	$5	$5	0%	$(47)	$9	*
(as a % of net sales)	0%	0%		(1)%	0%

Equity in earnings of affiliated companies	$474	$361	31%	$943	$556	70%
(as a % of net sales)	28%	26%		29%	23%

Income before income taxes	$944	$607	56%	$1,857	$555	*
(as a % of net sales)	55%	44%		57%	23%

(Provision) benefit for income taxes	$(31)	$4	*	$(128)	$70	*
(as a % of net sales)	(2)%	0%		(4)%	3%

Net income attributable to Corning Incorporated	$913	$611	49%	$1,729	$625	177%
(as a % of net sales)	53%	44%		53%	26%

*	The percentage change calculation is not meaningful.

Net Sales
For the three and six months ended June 30, 2010, net sales increased in the majority of our segments when compared to the same period in 2009.  In the second quarter of 2010, the net sales increase was largely due to the impact of higher volumes in the Display Technologies and Environmental Technologies segments when compared to the same period last year.  For the three and six months ended June 30, 2010, net sales were favorably impacted by approximately $34 million and $75 million, respectively, from movements in foreign exchange rates.

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

Gross Margin
As a percentage of net sales, gross margin for the three and six months ended June 30, 2010 increased significantly when compared to the same period last year, due primarily to the impact of higher volume in the Display Technologies segment.

Selling, General and Administrative Expenses
For the three and six months ended June 30, 2010, selling, general, and administrative expenses increased by $35 million and $63 million, respectively, due primarily to higher compensation-related costs when compared to the same period last year offset somewhat by the impact of cost reduction efforts last year.  As a percentage of net sales, these expenses for the first half of 2010 were down significantly when compared to the same period last year due to the increase in net sales and the favorable impact of restructuring actions in 2009, offset somewhat by higher compensation-related costs.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three and six months ended June 30, 2010, research, development and engineering expenses increased by only $8 million and $2 million, respectively, when compared to the same periods last year.  As a percentage of net sales, research, development and engineering expenses for the three and six months ended June 30, 2010, were substantially lower when compared to the same periods in 2009 primarily due to the increase in net sales.

Corning’s research, development and engineering expenses are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments.  Excluding these segments, the largest driver of spending continues to be for development projects, such as Corning Gorilla® glass, and baseline research for new business development.

Restructuring, Impairment and Other Charges (Credits)
In the first quarter of 2009, we recorded a charge of $165 million for a corporate-wide restructuring plan to reduce our global workforce.  The charge included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits.  Total cash expenditures associated with these actions are expected to be approximately $105 million with the majority of spending completed by the end of 2010.  We estimated annualized savings from these actions to be about $195 million, which have been reflected largely in cost of sales and selling, general, and administrative expenses.

Asbestos Litigation
In the three months ended June 30, 2010 and 2009, we recorded an increase to our asbestos settlement liability of $5 million.  In the six months ended June 30, 2010, we recorded a $47 million decrease to our asbestos settlement liability compared to an increase of $9 million for the same period last year.  The net decrease in the asbestos settlement liability in the first half of 2010 was due to a change in the terms of the proposed settlement which reduced the amount of cash expected to be contributed to the settlement.  For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Samsung Corning Precision	$358	$294	$708	$481
Dow Corning Corporation	111	58	223	62
All other	5	9	12	13
Total equity earnings	$474	$361	$943	$556

When compared to the same period last year, equity earnings for the three months ended June 30, 2010, primarily reflected increased volume at Samsung Corning Precision and higher sales at Dow Corning.  Equity earnings for Samsung Corning Precision are explained more fully in the discussion of the performance of our Display Technologies segment.  Sales at Dow Corning in the second quarter of 2010 reflected strength in Dow Corning’s traditional silicone products and improved volume at Hemlock Semiconductor, when compared to the same period last year.

In addition to the items described above, equity earnings for the six months ended June 30, 2010, were also positively impacted by the following items:
•
The absence of restructuring charges at Dow Corning.  In the first quarter of 2009 equity earnings from Dow Corning included $29 million for our share of costs associated with Dow Corning’s global workforce reduction.

•
The impact of advanced energy manufacturing tax credits approved by the U.S. government for Dow Corning’s manufacturing expansion projects that support the solar industry.  Corning’s share of these credits was $21 million in 2010.

Equity earnings for the three and six months ended June 30, 2010 were favorably impacted by $26 million and $24 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

In the third quarter of 2010, we expect equity earnings to be up slightly when compared to the second quarter of 2010, driven by continued strength at Samsung Corning Precision.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Royalty income from Samsung Corning Precision	$66	$61	$131	$103
Foreign currency exchange and hedge gains/(losses), net	3	(16)	12	(35)
Net loss/(income) attributable to noncontrolling interests	1	(1)	2	(1)
Other, net	(5)	(3)	(16)	(6)
Total	$65	$41	$129	$61

Income Before Income Taxes
Income before income taxes for the three and six months ended June 30, 2010, was positively impacted by $65 million and $119 million, respectively, due to movements in foreign exchange rates when compared to the same period last year.

(Provision) Benefit for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

(Provision) benefit for income taxes	$(31)	$4	$(128)	$70
Effective tax rate	3.3%	(0.6)%	6.9%	(12.6)%

For the three months ended June 30, 2010, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries.

In addition to the items noted above, the tax provision for the six months ended June 30, 2010, reflected the impact of discrete items, including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items in the six months ended June 30, 2010, increased our effective tax rate by 3.9 percentage points.

For the three months ended June 30, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies; and
•	The benefit of tax holidays and investment credits in foreign jurisdictions.

In addition to the items noted above, the tax benefit for the six months ended June 30, 2009, reflected the impact of discrete items, including a restructuring charge of $165 million and $29 million for our share of a restructuring charge at Dow Corning.  Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about Corning’s restructuring charge.  Discrete items had a favorable impact on our effective tax rate of 14.2 percentage points.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to Corning Incorporated	$913	$611	$1,729	$625
Basic earnings per common share	$0.59	$0.39	$1.11	$0.40
Diluted earnings per common share	$0.58	$0.39	$1.09	$0.40
Shares used in computing per share amounts
Basic earnings per common share	1,558	1,550	1,557	1,549
Diluted earnings per common share	1,581	1,567	1,580	1,563

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry.
•
Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.  This reportable operating segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

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

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$834	$673	24%	$1,616	$1,030	57%
Equity earnings of affiliated companies	$353	$284	24%	$697	$464	50%
Net income	$756	$555	36%	$1,459	$773	89%

The increase in net sales for the second quarter of 2010 compared to the same period last year, reflected an increase in volume of more than 25% offset somewhat by price declines of 6%.  Volume gains reflected continued robust retail demand for LCD televisions, notebooks, and monitors.  Net sales in the second quarter of 2010 included the favorable impact of $45 million from movements in foreign exchange rates when compared to the second quarter of 2009.

The increase in net sales for the six months ended June 30, 2010 reflected an increase in volume of 60%, offset somewhat by price declines of 6% when compared to the same period last year.  Volume gains in the first half of 2010 resulted from a continuation of the rebound in demand for LCD glass that began in the second quarter of last year, driven by strength in consumer demand for LCD televisions and a replenishment of this industry’s supply chain.  As a result of sustained strength in demand, our manufacturing facilities in the first half of 2010 have been operating at or near capacity and price declines have moderated.  Net sales in the first half of 2010 included the favorable impact of $83 million from movements in foreign exchange rates when compared to the first half of 2009.

When compared to same period last year, equity earnings in the second quarter of 2010 from Samsung Corning Precision, our equity affiliate in Korea, reflected volume increases of more than 15%, offset somewhat by price declines of 5%.  In the six months ended June 30, 2010, equity earnings from Samsung Corning Precision reflected volume increases of 35%, offset somewhat by price declines of 5%.  The economic recession and the corresponding rebound have had a greater impact on our wholly-owned business in Taiwan than on Samsung Corning Precision.  Since Taiwanese panel makers do not have strong brand recognition, we believe they are the first to experience supply chain contractions and slower to benefit from supply chain recoveries.

When compared to the second quarter of last year, the increase in net income in the second quarter of 2010 primarily reflects the impact of volume increases described above and manufacturing efficiency improvements.  When compared to the six months ended June 30, 2009, the increase in net income was due to volume increases described above, manufacturing efficiency improvements, and the absence of restructuring charges.  Net income of this segment in the first half of 2009 included $34 million of restructuring charges associated with a corporate-wide restructuring plan.  Net income also included royalty income from Samsung Corning Precision that was higher in the three and six months ended June 30, 2010, when compared to the same periods last year, reflecting the improvements in sales volume at Samsung Corning Precision.  A number of Corning’s patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.  Net income in the three and six months ended June 30, 2010 includes the favorable impact of $57 million and $80 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan.  For the three and six months ended June 30, 2010 three customers of the Display Technologies segment which individually accounted for more than 10% of segment net sales, accounted for approximately 72% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  We believe panel makers in Taiwan are more significantly impacted by economic downturns given their relative size, when compared to Korean panel makers who have a stronger presence in the end market for LCD products.  While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three and six months ended June 30, 2010, sales to two LCD panel makers located in Korea accounted for 93% of Samsung Corning Precision sales.

Outlook:
We expect the glass market to remain robust.  We believe that the long-term drivers of the LCD glass market, specifically increased penetration of LCD into the total television market, increased screen size and increased televisions per household, remain intact.

In the third quarter of 2010, we expect volume at our wholly-owned business to be flat to down slightly and volume at Samsung Corning Precision to be up slightly when compared to the second quarter of 2010.  We expect price declines in the third quarter of 2010 at both our wholly-owned business and Samsung Corning Precision to be similar to the second quarter of 2010.

In July 2010, we announced a multi-year capital expenditure plan to invest $800 million for a new manufacturing facility to produce LCD glass substrates in the People’s Republic of China.  Construction of the facility will begin in September of this year and is expected to be completed in 2012.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impacts that economic conditions, particularly global economic recession and world political tensions could have on consumer demand.  While the industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales:
Optical fiber and cable	$227	$235	(3)%	$417	$427	(2)%
Hardware and equipment	214	202	6%	388	395	(2)%
Total net sales	$441	$437	1%	$805	$822	(2)%

Net income	$30	$18	67%	$38	$17	124%

In the second quarter of 2010, net sales of the Telecommunications segment were up slightly from the same period last year, primarily due to higher sales of private network products offset by a decline in sales of fiber-to-the-premises products, lower sales of optical fiber and cable products in Asia, and the absence of sales from two businesses that were sold in 2009.  Sales from these two businesses totaled $11 million in the second quarter of 2009.  Net sales in the second quarter of 2010 were negatively impacted by $5 million from movements in foreign exchange rates, when compared to the same period last year.

For the three months ended June 30, 2010, the increase in net income reflected the sales increase as described above along with manufacturing efficiency gains and the impact of cost reduction efforts.  Net income for the second quarter of 2010 includes the favorable impact of $2 million from movements in foreign exchange rates, when compared to the second quarter of last year.

When compared to the first half of 2009, net sales in the six months ended June 30, 2010, reflected an increase in sales of private network products that was more than offset by lower sales of fiber-to-the-premises products, lower sales of optical and cable products in China, and the absence of sales from two businesses sold last year.  Sales from those two businesses totaled $20 million in the first half of 2009.  The impact from movements in foreign exchange rates was not significant to net sales in the first half of 2010, when compared to the same period in 2009.

For the six months ended June 30, 2010, the increase in net income reflected the absence of restructuring charges from last year, the impact of cost reduction efforts, and manufacturing efficiency gains.  Net income of this segment in the first half of 2009 included $15 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce.  Net income in the six months ended June 30, 2010 includes the favorable impact of $5 million from movements in foreign exchange rates, when compared to the same period last year.

The Telecommunications segment has a concentrated customer base.  For the three and six months ended June 30, 2010, one customer of the Telecommunications segment represented approximately 17% and 16%, respectively, of total segment sales.  For the three and six months ended June 30, 2009, two customers of the Telecommunications segment each of which individually accounted for more than 10% of segment net sales, accounted for 23% of total segment sales when combined.

Outlook:
For the third quarter of 2010, we expect sales to be flat to down slightly when compared to the second quarter of 2010, primarily due to moderating demand for private network products.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales:
Automotive	$109	$85	28%	$226	$149	52%
Diesel	75	47	60%	150	93	61%
Total net sales	$184	$132	39%	$376	$242	55%

Net income (loss)	$5	$(9)	*	$16	$(53)	*

* The percentage change calculation is not meaningful.

When compared to the previous year, the increase in net sales of this segment for the three and six months ended June 30, 2010, resulted from higher sales volumes for both automotive and diesel products.  In the first half of 2009, net sales of automotive products were negatively impacted by lower automotive production caused by the global recession and inventory reductions at manufacturers and on dealer lots.  We believe automobile inventories began returning to more normalized levels in the latter part of 2009 and in 2010, resulting in increased volume for automotive products in the first half of 2010.  Net sales of diesel products in the three and six months ended June 30, 2010 were higher when compared to the same period last year, reflecting stronger sales in Europe and a gradual recovery in the freight industry.  For the three and six months ending June 30, 2010, movements in foreign exchange rates did not significantly impact net sales of this segment when compared to the same periods last year.

Net income in the three and six months ended June 30, 2010, increased due to higher sales volumes, cost reduction efforts, and improvements in manufacturing performance.  The increase in net income was offset somewhat by higher freight costs in both periods when compared to last year.  Net income in the six months ended June 30, 2010, also reflected the absence of restructuring charges in comparison to the same period last year.  In the first half of 2009, net loss of this segment included $19 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales last year.  Net income in the three and six months ended June 30, 2010, included the negative impact of $3 million from movements in foreign exchange rates when compared to the same periods last year.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three and six months ended June 30, 2010, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 85% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the third quarter of 2010, we expect sales to be even when compared to the second quarter of 2010.

Specialty Materials
The following table provides net sales and net loss for the Specialty Materials segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$126	$71	77%	$222	$131	69%
Net loss	$(17)	$(10)	*	$(24)	$(37)	*

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

Net sales for the three and six months ended June 30, 2010 increased due primarily to higher sales of Corning Gorilla® glass and an increase in sales of display optics and components when compared to the same period last year.  Sales of Corning Gorilla® glass have continued to increase as the Company moves to capitalize on market opportunities for this product, which is designed to function as a protective cover glass for high-end display devices such as notebook PCs, televisions and mobile phones.

For the second quarter of 2010, the increase in the net loss for this segment was primarily due to costs associated with adding capacity for Gorilla® glass production for the TV cover glass market that were partially offset by higher sales volume.  The lower net loss for the six months ended June 30, 2010, resulted from higher sales and the absence of restructuring charges that were offset somewhat by costs associated with adding capacity.  The net loss for the six months ended June 30, 2009 included $18 million of restructuring charges for the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales last year.  Movements in foreign exchange rates did not significantly impact the net sales or net loss of this segment for the three and six months ended June 30, 2010, when compared to the same periods last year.

For the three and six months ended June 30, 2010, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 42% and 38%, respectively, of total segment sales when combined.

Outlook:
For the third quarter of 2010, we expect sales of this segment to increase by approximately 25% when compared to the second quarter of 2010, driven by increased sales of Gorilla® glass.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$125	$81	54%	$243	$157	55%
Net income	$18	$9	100%	$35	$17	106%

Net sales in the three and six months ended June 30, 2010 increased when compared to the same period last year due largely to sales from the acquisition of Axygen BioScience, Inc. (Axygen), which was completed in the third quarter of 2009.  The acquisition of Axygen supported the Company’s strategy to expand Corning’s portfolio of life sciences products and enhance global customer access in this business.

For the three and six months ended June 30, 2010, the increase in net income resulted primarily from higher sales as described above.  Net income for the six months ending June 30, 2010, also reflected the absence of restructuring charges when compared to the same period last year.  In the first half of 2009, net income of this segment included $7 million of restructuring charges associated with the Company’s corporate-wide restructuring plan.  Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

For the three and six months ended June 30, 2010, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 39% of net sales when combined.

Outlook:
For the third quarter of 2010, we expect net sales to be about even when compared to the second quarter of 2010.

All Other
All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$2	$1	100%	$3	$2	50%
Research, development and engineering expenses	$28	$34	(18)%	$56	$70	(20)%
Equity earnings of affiliated companies	$5	$16	(69)%	$16	$28	(43)%
Net (loss)	$(19)	$(5)	*	$(34)	$(34)	0%

* The percentage change calculation is not meaningful.

This group is primarily comprised of development projects and results from new product lines.  This segment also includes results for certain corporate investments such as Samsung Corning Precision’s non-LCD glass businesses, the results of Corsam, an equity affiliate established between Corning and Samsung Corning Precision to provided glass technology research, and Eurokera, which manufactures smooth cook top glass/ceramic products.  Refer to Note 9 (Investments) for additional information about Samsung Corning Precision and related party transactions.

The increase in this segment’s net loss for the three months ended June 30, 2010 was largely due to a decline in equity earnings from Eurokera and from Samsung Corning Precision’s non-LCD glass businesses offset somewhat by lower operating expenses when compared to the previous year.  The impact of movements in foreign exchange rates was not significant in the second quarter of 2010.  For the six months ended June 30, 2010, the net loss of this segment was even with the first half of 2009, due to reduced operating expenses and the absence of restructuring charges offset by a decline in equity earnings and the impact of movements in foreign exchange rates.  The first half of 2009 included $4 million of restructuring charges.  Net loss of this segment in the first half of 2010 included $12 million from the negative impact of movements in foreign exchange rates when compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the three and six months ended June 30, 2010 and 2009:

•	In the first quarter of 2010, we repaid $58 million of debt, which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.
•
In the second quarter of 2009, we issued $250 million of 6.625% senior unsecured notes and $100 million of 7% senior unsecured notes which mature on May 15, 2019, and May 15, 2024, respectively.  The net proceeds of $346 million were used for general corporate purposes.

•	In the first quarter of 2009, we recorded $141 million for the capital lease of a manufacturing facility associated with our Display Technologies segment.

Capital Spending
Capital spending totaled $309 million and $491 million for the six months ended June 30, 2010 and 2009, respectively.  Spending in the first half of 2010 was driven primarily by projects in our Display Technologies segment.

In July 2010, we announced a multi-year investment plan for additional manufacturing capacity that will benefit a number of our segments.  The plan includes $800 million for spending associated with a new LCD glass substrate facility in the People’s Republic of China to meet expected growing demand for Corning’s LCD glass.  We expect spending for this facility to begin in September of this year and production to begin in 2012.  Investments will include construction projects in other regions to expand capacity for Eagle XG® LCD glass substrates and will benefit our Specialty Materials segment by providing capacity for increased demand of Corning’s Gorilla® glass.  The plan also includes spending in the Environmental Technologies segment to expand its existing automotive substrate facility in Shanghai and to establish a Life Sciences manufacturing and distribution facility in the Yangtze River Delta.  These facilities are expected to be operational by 2012.  As a result of this plan, we now expect our 2010 capital spending to be about $1.2 billion, which is $200 million higher than our original estimate. Approximately $450 million to $550 million will be directed toward our Display Technologies segment in 2010.

Cash Flows
Summary of cash flow data (in millions):
	Six months ended June 30,
	2010	2009
Net cash provided by operating activities	$1,315	$632
Net cash used in investing activities	$(307)	$(365)
Net cash (used in) provided by financing activities	$(173)	$134

Net cash provided by operating activities more than doubled in the six months ended June 30, 2010 when compared to the same period last year, due primarily to the significant increase in net income.  Changes in working capital in the first half of 2010 were consistent with the same period last year.

Net cash used in investing activities improved in the first half of 2010 when compared to the same period last year, due to lower capital spending.  Capital spending in the first half of last year was driven primarily by projects in our Display Technologies segment that were completed in 2008.

The decrease in net cash from financing activities in the first half of 2010 is due to proceeds received in the second quarter of 2009 from the issuance of $350 million face amount of senior unsecured notes.  Dividend payments were even in both periods presented.

Customer Deposits
Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates.  The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods.  Between 2004 and 2007, we received a total of $937 million for customer deposit agreements.  We do not expect to receive additional deposits related to these agreements.  During the six months ended June 30, 2010 and 2009, we issued $68 million and $165 million, respectively, in credit memoranda.  Refer to Note 13 (Customer Deposits) to the consolidated financial statements for additional information.

Restructuring, Impairment and Other Charges (Credits)
In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009.  The charge included costs for severance, special termination benefits, outplacement services, and the impact of a curtailment loss for postretirement benefits.  Total cash expenditures associated with these actions are expected to be approximately $105 million, with the majority of spending completed by the end of 2010.  Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the consolidated financial statements for additional information.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of June 30, 2010	As of December 31, 2009

Working capital	$5,003	$3,982
Working capital, excluding cash, cash equivalents, and short-term investments	$744	$399
Current ratio	4.4:1	3.6:1
Trade accounts receivable, net of allowances	$938	$753
Days sales outstanding	49	44
Inventories	$607	$579
Inventory turns	5.8	5.1
Days payable outstanding (1)	35	36
Long-term debt	$1,927	$1,930
Total debt to total capital	10%	11%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2009 Form 10-K.  The Outlook includes updates by Fitch on May 17, 2010 and Moody’s on February 19, 2010:
RATING AGENCY Last Update	Rating Long-Term Debt	Outlook

Fitch	BBB+	Positive
May 17, 2010

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
February 19, 2010

Management Assessment of Liquidity
We ended the second quarter of 2010 with approximately $4.3 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At June 30, 2010, slightly more than half of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are available for repatriation, subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.  During 2010, we plan to repatriate to the U.S. up to $1 billion of current year earnings from certain foreign subsidiaries.  We expect previously accumulated non-U.S. cash balances will remain outside of the U.S.  In addition to the current repatriation, we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for the six months ended June 30, 2010 and 2009 were not significant.  Volatility in financial markets may limit Corning’s access to capital markets, constrain issuance amounts available to Corning, and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning.  Still, from time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.  We are currently evaluating capital market conditions and may take advantage of debt financing opportunities.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing their financial statements at least annually, or more frequently for customers where we have identified a measure of increased risk.  We closely monitor payments and developments that may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Our major source of funding for the remainder of 2010 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.  Corning also has access to a $1.1 billion unsecured committed revolving line of credit through November 2011.  This credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio.  At June 30, 2010, we were in compliance with both financial covenants.

The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At June 30, 2010 and December 31, 2009, our leverage using this measure was 10% and 11%, respectively.  The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times.  At June 30, 2010 and December 31, 2009, our interest coverage ratio using this measure was 27.8 times and 30.3 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument.  As of June 30, 2010, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2009 Form 10-K and remain unchanged through the second quarter of 2010.  For certain items, additional details are provided below.

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

As of June 30, 2010 and December 31, 2009, we have not identified any instances where the carrying values of our long-lived assets were not recoverable.  At June 30, 2010 and December 31, 2009, the fair market value of precious metals was higher than our carrying value by $236 million and $193 million, respectively.  Currently these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings.  There is the potential for impairment in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products of our Display Technologies segment or a significant decrease in its profitability.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-6).  Corning adopted ASU 2010-06 effective January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  Corning believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when updated.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2010, and December 31, 2009, Corning had accrued approximately $32 million (undiscounted) and $26 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

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

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2010, Corning had accrued approximately $32 million (undiscounted) for its estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of June 30, 2010, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $15 million.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of June 30, 2010, Dow Corning has estimated the liability to commercial creditors to be within the range of $80 million to $261 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $80 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  The LMI Claimants offered two calculations of their claim amount:  $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively.  These estimates were explicitly characterized as preliminary and subject to change.  Litigation regarding this claim is in the discovery stage.  Dow Corning disputes the claim and is unable to reasonably estimate any potential liability.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning relating to the breast implant product lawsuits under the jurisdiction of the Bankruptcy Court will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

On December 21, 2006, the Bankruptcy Court issued an order denying confirmation of the 2003 Plan for reasons it set out in a memorandum opinion.  Several parties, including Corning, filed motions for reconsideration.  These motions were argued on March 5, 2007, and the Bankruptcy Court reserved decision.  On January 29, 2009, a proposed plan of reorganization (the Amended PCC Plan) resolving issues raised by the Court in denying confirmation of the 2003 Plan was filed with the Bankruptcy Court.

As a result, Corning believes the Amended PCC Plan, modified as indicated below, now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court.  At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability.  Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court.  Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan.  The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value.  Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Amended PCC Plan originally required Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.  Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each.  In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions.  These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers.  Confirmation hearings on the Amended PCC Plan were held in June 2010.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates.  Prior to their merger, Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement).  The lawsuit is pending in the courts of South Korea.  Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc.  In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach.  On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum.  The ruling has been appealed.  On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation.  As a result, the parties are discussing the possibility of a settlement of this matter.  Due to the uncertainties around the financial impact to each of the respective Samsung affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements.  Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation.  Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater.  Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site.  Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed.  The second case was dismissed by the Court on August 12, 2009.  On November 17, 2009, the Court denied plaintiff’s request to file an amended complaint.  On December 14, 2009, plaintiff gave notice of its appeal of the District Court’s opinion and order dismissing its case to the U.S. Court of Appeals for the Seventh Circuit.  A May 3, 2010 settlement conference did not resolve the appeal, and the parties are submitting appellate briefs.

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

Chinese Antidumping Investigation.  On April 22, 2010, the Chinese Ministry of Commerce initiated an antidumping investigation against manufacturers of optical fiber based in the U.S. and the European Union, alleging that standard single-mode optical fiber was sold in China at lower prices than in the respective home country.  This matter does not present a claim for damages, but the Ministry may impose an additional prospective duty on imported fiber products.  Corning is preparing to defend this matter vigorously.  Corning management is not able to estimate the impact of this proceeding upon its export business to China pending a final determination or to express assurances regarding the likelihood that an additional duty may or may not be imposed.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our 2009 Form 10-K, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2009 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal second quarter of 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
April 1-30, 2010	56,352	$20.34	0	$0
May 1-31, 2010	696	$17.54	0	$0
June 1-30, 2010	4,319	$16.60	0	$0
Total	61,367	$20.05	0	$0

(1)
This column reflects the following transactions during the fiscal second quarter of 2010:  (i) the deemed surrender to us of 7,740 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 53,627 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
During the quarter ended June 30, 2010, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

3(i)
Restated Certificate of Incorporation dated April 29, 2010, filed with the Secretary of State of the State of New York on May 4, 2010 (Incorporated by reference to Exhibit 3(i)1 to Corning’s Form 8-K filed on May 5, 2010).

	3(ii)	By-Laws of Corning amended to and effective as of April 29, 2010 (Incorporated by reference to Exhibit 3(ii)1 to Corning’s Form 8-K filed on May 5, 2010).

	10.1	2010 Variable Compensation Plan (Incorporated by reference to Appendix A of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

	10.2	2010 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

July 30, 2010	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 30, 2010	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)