Form 10-Q
period 2010-09-30
CORNING INC /NY
filed 2010-11-01
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2010
Corning’s Common Stock, $0.50 par value per share	1,562,878,885 shares

Index

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$1,602	$1,479	$4,867	$3,863
Cost of sales	878	880	2,585	2,419

Gross margin	724	599	2,282	1,444

Operating expenses:
Selling, general and administrative expenses	250	219	731	637
Research, development and engineering expenses	148	131	437	418
Amortization of purchased intangibles	2	3	6	8
Restructuring, impairment and other (credits) and charges (Note 2)	(1)	10	(3)	175
Asbestos litigation charge (credit) (Note 3)	6	6	(41)	15

Operating income	319	230	1,152	191

Equity in earnings of affiliated companies (Note 9)	504	418	1,447	974
Interest income	3	4	8	16
Interest expense	(29)	(24)	(81)	(58)

Other-than-temporary impairment (OTTI) losses:
Changes in total OTTI losses	2	(11)	(4)	(25)
Changes in OTTI recognized in other comprehensive income (before taxes)	(2)	10	3	23
Net OTTI losses recognized in earnings	0	(1)	(1)	(2)

Other income, net (Note 1)	2	48	131	109

Income before income taxes	799	675	2,656	1,230
(Provision) benefit for income taxes (Note 5)	(14)	(32)	(142)	38

Net income attributable to Corning Incorporated	$785	$643	$2,514	$1,268

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.50	$0.41	$1.61	$0.82
Diluted (Note 6)	$0.50	$0.41	$1.59	$0.81

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	September 30, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$3,302	$2,541
Short-term investments, at fair value (Note 7)	1,727	1,042
Total cash, cash equivalents and short-term investments	5,029	3,583
Trade accounts receivable, net of doubtful accounts and allowances - $21 and $20	854	753
Inventories (Note 8)	712	579
Deferred income taxes (Note 5)	455	235
Other current assets	313	371
Total current assets	7,363	5,521

Investments (Note 9)	5,194	3,992
Property, net of accumulated depreciation - $6,174 and $5,503 (Note 11)	8,526	7,995
Goodwill and other intangible assets, net (Note 12)	668	676
Deferred income taxes (Note 5)	2,792	2,982
Other assets	127	129

Total Assets	$24,670	$21,295

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$25	$74
Accounts payable	720	550
Other accrued liabilities (Notes 3 and 13)	949	915
Total current liabilities	1,694	1,539

Long-term debt (Note 4)	2,390	1,930
Postretirement benefits other than pensions	829	858
Other liabilities (Notes 3 and 13)	1,290	1,373
Total liabilities	6,203	5,700

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,624 million and 1,617 million	812	808
Additional paid-in capital	12,833	12,707
Retained earnings	5,916	3,636
Treasury stock, at cost; Shares held: 65 million and 64 million	(1,226)	(1,207)
Accumulated other comprehensive income (loss) (Note 18)	81	(401)
Total Corning Incorporated shareholders’ equity	18,416	15,543
Noncontrolling interests	51	52
Total equity	18,467	15,595

Total Liabilities and Equity	$24,670	$21,295

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$2,514	$1,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	624	586
Amortization of purchased intangibles	6	8
Asbestos litigation (credits) charges	(41)	15
Restructuring, impairment and other (credits) charges	(3)	175
Loss on retirement of debt	30
Stock compensation charges	77	97
Undistributed earnings of affiliated companies	(1,096)	(535)
Deferred tax benefit	(15)	(169)
Restructuring payments	(58)	(71)
Credits issued against customer deposits	(76)	(207)
Employee benefit payments (in excess of) less than expense	(81)	12
Changes in certain working capital items:
Trade accounts receivable	(62)	(265)
Inventories	(147)	204
Other current assets	25	13
Accounts payable and other current liabilities, net of restructuring payments	8	24
Other, net	38	9
Net cash provided by operating activities	1,743	1,164

Cash Flows from Investing Activities:
Capital expenditures	(534)	(727)
Acquisitions of business, net of cash received		(410)
Net proceeds from sale or disposal of assets	1	15
Short-term investments – acquisitions	(2,000)	(876)
Short-term investments – liquidations	1,318	859
Other, net	6
Net cash used in investing activities	(1,209)	(1,139)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(70)	(84)
Principal payments under capital lease obligations	(1)	(10)
Proceeds from issuance of long-term debt, net	689	346
Retirements of long-term debt, net	(264)
Proceeds from issuance of common stock, net	15	18
Proceeds from the exercise of stock options	39	8
Dividends paid	(235)	(234)
Other, net		3
Net cash provided by financing activities	173	47
Effect of exchange rates on cash	54	17
Net increase in cash and cash equivalents	761	89
Cash and cash equivalents at beginning of period	2,541	1,873

Cash and cash equivalents at end of period	$3,302	$1,962

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Index

Since January 2006, Corning has utilized a lattice-based binomial model to estimate the fair value of its employee stock options.  Beginning in 2010, the Company moved to a multiple-point Black-Scholes model to value stock option awards since Corning generally grants only simple options and recently reduced the emphasis of stock options as part of its compensation program.  The multiple-point Black-Scholes model incorporates all assumptions required under U.S. GAAP, and provides an appropriate fair value estimate while improving transparency and efficiency.  The impact of the change in valuation models was not significant to Corning’s consolidated results of operations or financial condition.

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

Index

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Royalty income from Samsung Corning Precision	$73	$62	$204	$165
Foreign currency exchange and hedge losses, net	(32)	(12)	(20)	(47)
Loss on retirement of debt	(30)		(30)
Net (income)/loss attributable to noncontrolling interests		(5)	2	(6)
Other, net	(9)	3	(25)	(3)
Total	$2	$48	$131	$109

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

2.      Restructuring, Impairment and Other Charges (Credits)

2010 Activities

The following table summarizes the restructuring reserve activity for the nine months ended September 30, 2010 (in millions):
	Reserve at January 1, 2010	Non-cash adjustments	Net charges/ (reversals)	Cash payments	Reserve at September 30, 2010
Restructuring:
Employee related costs	$80	$(2)	$(3)	$(52)	$23
Other charges (credits)	20			(6)	14
Total restructuring activity	$100	$(2)	$(3)	$(58)	$37

Cash payments for employee-related costs will be substantially complete by the end of 2010, while payments for exit activities will be substantially complete by the end of 2011.

Index

2009 Activities

In the third quarter of 2009, we recorded a charge of $10 million, which was comprised of severance costs for a restructuring plan in the Environmental Technologies segment and asset disposal costs in other segments.  In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in anticipation of lower sales in 2009.  The charge included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits.  Total cash expenditures associated with these actions are expected to be approximately $110 million.

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the nine months ended September 30, 2009 (in millions):
	Reserve at Jan. 1, 2009	Charges	Non-cash settlements	Cash payments	Reserve at September 30, 2009

Restructuring:
Employee related costs	$17	$152	$(47)	$(68)	$54
Other charges (credits)	17	5		(3)	19
Total restructuring activity	$34	$157	$(47)	$(71)	$73

Impairment of long-lived assets:
Assets to be disposed of		$18
Total impairment charges		$18

Total restructuring, impairment and other charges		$175

The cost of this plan for each of our reportable operating segments was as follows:
Operating segment	Employee-related and other costs
Display Technologies	$ 29
Telecommunications	15
Environmental Technologies	22
Specialty Materials	17
Life Sciences	8
Corporate and All Other	84
Total restructuring, impairment and other charges	$175

Index

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

As a result, Corning believes the Amended PCC Plan, modified as indicated below, now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court.  At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability.  Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court.  Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan.  The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value.  Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Amended PCC Plan originally required Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.  Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each.  In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions.  These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers.  Confirmation hearings on the Amended PCC Plan were held in June 2010 and briefs discussing the legal issues have been filed.

Index

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning.  Corning has recorded an additional $150 million for such claims in its estimated asbestos litigation liability.  The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $642 million at September 30, 2010, compared with an estimate of the liability of $682 million at December 31, 2009.  During the first quarter of 2010, Corning recorded a $54 million credit to reduce the asbestos litigation reserve related to the change in terms of the proposed settlement of the PCC asbestos claims.  In the three and nine months ended September 30, 2010, Corning also recorded asbestos litigation expense of $6 million and $13 million, respectively.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

As of September 30, 2010, contingent guarantees totaled a notional value of $275 million, compared with $252 million at December 31, 2009.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $301 million and $63 million, at September 30, 2010 and December 31, 2009, respectively.

Product warranty liability accruals were $26 million at September 30, 2010 and $24 million at December 31, 2009.

Index

Corning is a defendant in various lawsuits, including environmental litigation, product-related suits, the Dow Corning and PCC matters, discussed in Part II – Item 1, Legal Proceedings, and is subject to various claims that arise in the normal course of business.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2010, and December 31, 2009, Corning had accrued approximately $34 million (undiscounted) and $26 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.6 billion at September 30, 2010 and $2.0 billion at December 31, 2009.

Third Quarter
In the third quarter of 2010, we issued $400 million of 5.75% senior unsecured notes and $300 million of 4.25% senior unsecured notes for net proceeds of approximately $394 million and $295 million, respectively.  The 5.75% notes mature on August 15, 2040 and the 4.25% notes mature on August 15, 2020.  We may redeem these notes at any time.

In the third quarter of 2010, we repurchased $126 million of 6.2% senior unsecured notes due March 15, 2016 and $100 million of 5.9% senior unsecured notes due March 15, 2014.  The net carrying amount of the debt repurchased was $234 million.  We recognized a pre-tax loss of $30 million upon early redemption of these notes.

There were no significant debt transactions in the third quarter of 2009.

Second Quarter
There were no significant debt transactions in the second quarter of 2010.

In the second quarter of 2009, Corning issued $250 million of 6.625% senior unsecured notes and $100 million of 7% senior unsecured notes for net proceeds of approximately $248 million and $98 million, respectively.  The 6.625% notes mature on May 15, 2019 and the 7% notes mature on May 15, 2024.  We may redeem these notes at any time.

First Quarter
In the first quarter of 2010, Corning repaid $58 million of debt which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

In the first quarter of 2009, Corning repaid $72 million of debt which included the redemption of $54 million principal amount of our 6.3% notes due March 1, 2009.

Index

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

(Provision) benefit for income taxes	$(14)	$(32)	$(142)	$38
Effective tax rate	1.8%	4.7%	5.3%	(3.1)%

For the three months ended September 30, 2010, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries; and
•
The impact of discrete items, including a $30 million loss from early redemption of debt.  Refer to Note 4 (Debt) for additional information about Corning’s debt redemption loss.  Discrete items decreased our effective tax rate by 0.6 percentage points.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2010, reflected the impact of discrete items, including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items in the nine months ended September 30, 2010 increased our effective tax rate by 2.5 percentage points.

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

In addition to the items noted above, the tax benefit for the nine months ended September 30, 2009, reflected the impact of discrete items, including a restructuring charge of $175 million.  Discrete items decreased our effective rate by 7.4 percentage points.

U.S. profits of approximately $8.3 billion will be required to fully realize the deferred tax assets as of December 31, 2009.  Of that amount, $3.6 billion of U.S. profits will be required over the next 16 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards.

During the fourth quarter of 2010, Corning plans to repatriate to the U.S. approximately $1.1 billion of current year earnings from certain foreign subsidiaries.  As a result of this plan, a tax benefit from excess foreign tax credits is included in the full year effective tax rate.  The impact of this tax benefit in the three and nine months ended September 30, 2010, was a reduction to our tax provision of $62 million and $204 million, respectively.  We continue to maintain our permanent reinvestment assertion with regards to the remaining unremitted earnings of our foreign subsidiaries.  At December 31, 2009, taxes had not been provided on approximately $7.3 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Index

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions.  The impact of the tax holidays on our effective tax rate is a reduction in the rate of 4.9 and 6.5 percentage points for the three months ended September 30, 2010 and 2009, respectively, and a reduction in the rate of 5.4 and 7.2 percentage points for the nine months ended September 30, 2010 and 2009, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended September 30,
	2010			2009
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$785	1,557	$0.50	$643	1,550	$0.41

Effect of dilutive securities:
Stock options and other dilutive securities		23			19

Diluted earnings per common share	$785	1,580	$0.50	$643	1,569	$0.41

	Nine months ended September 30,
	2010			2009
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$2,514	1,558	$1.61	$1,268	1,549	$0.82

Effect of dilutive securities:
Stock options and other dilutive securities		23			16

Diluted earnings per common share	$2,514	1,581	$1.59	$1,268	1,565	$0.81

Index

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.  In addition, the following performance-based restricted stock awards have been excluded from the calculation of diluted earnings per common share because the number of shares ultimately issued was contingent on our performance against certain targets established for the performance period (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	41	50	45	60
Performance-based restricted stock awards		4		4
Total	41	54	45	64

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Bonds, notes and other securities:
U.S. government and agencies	$1,709	$973	$1,712	$975
Other debt securities	11	66	15	67
Total short-term investments	$1,720	$1,039	$1,727	$1,042
Asset-backed securities	$67	$75	$44	$42
Total long-term investments	$67	$75	$44	$42

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

Index

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 (in millions):
	September 30, 2010
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$359	$0			$359	$0
Total short-term investments	$359	$0			$359	$0
Asset-backed securities			$44	$(23)	$44	$(23)
Total long-term investments			$44	$(23)	$44	$(23)

	December 31, 2009
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$320	$0			$320	$0
Total short-term investments	$320	$0			$320	$0
Asset-backed securities			$42	$(33)	$42	$(33)
Total long-term investments			$42	$(33)	$42	$(33)

Gross realized gains and losses for the three and nine months ended September 30, 2010 and 2009 were not significant.

A roll forward of the changes in credit losses recognized in earnings for the nine months ended September 30, 2010 and six months ended September 30, 2009 (in millions):
	2010	2009*
Beginning balance of credit losses, January 1	$ 2	$ 0
Additions for credit losses not previously recognized in earnings	1	1
Balance of credit losses, June 30	$ 3	$ 1
Additions for credit losses not previously recognized in earnings	0	1
Ending balance of credit losses, September 30	$ 3	$ 2

*	The standard was implemented April 1, 2009. Therefore, there were no credit losses recognized in the first quarter of 2009.

The $3 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance.  These credit losses are limited to asset-backed securities in our investment portfolio.

The following table summarizes the contractual maturities of available-for-sale securities at September 30, 2010 (in millions):
Less than one year	$ 1,548
Due in 1-5 years	169
Due in 5-10 years
Due after 10 years (1)	54
Total	$ 1,771

(1)	Includes $44 million of asset-backed securities that mature over time and are being reported at their final maturity dates.

Index

8.      Inventories

Inventories comprise the following (in millions):
	September 30, 2010	December 31, 2009
Finished goods	$206	$175
Work in process	193	113
Raw materials and accessories	135	114
Supplies and packing materials	178	177
Total inventories	$712	$579

9.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)	September 30, 2010	December 31, 2009
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.	50%	$3,819	$2,772
Dow Corning Corporation	50%	1,142	992
All other	20-50%	230	224
		5,191	3,988
Other investments		3	4
Total		$5,194	$3,992

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Related Party Transactions:
Corning sales to affiliated companies	$5	$6	$16	$27
Corning purchases from affiliated companies	$18	$14	$52	$26
Corning transfers of assets, at cost, to affiliated companies	$26	$12	$87	$54
Dividends received from affiliated companies	$66	$20	$351	$439
Royalty income from affiliated companies	$73	$62	$205	$167
Corning services to affiliates	$10	$14	$25	$14

As of September 30, 2010, balances due to and due from affiliates were $2 million and $95 million, respectively.  As of December 31, 2009, balances due to and due from affiliates were $2 million and $122 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.  In the second quarter of 2010, Samsung Corning Precision changed its name from Samsung Corning Precision Glass Co., Ltd. to Samsung Corning Precision Materials Co., Ltd.

Index

Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Statement of Operations:
Net sales	$1,324	$1,164	$3,730	$2,989
Gross profit	$1,039	$854	$2,891	$2,145
Net income attributable to Samsung Corning Precision	$791	$632	$2,207	$1,592
Corning’s equity in earnings of Samsung Corning Precision	$394	$316	$1,102	$797

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$12	$8	$33	$12
Corning sales to Samsung Corning Precision				$9
Dividends received from Samsung Corning Precision			$173	$181
Royalty income from Samsung Corning Precision	$73	$62	$204	$165
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$25	$12	$86	$54

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

Corning owns 50% of Samsung Corning Precision.  Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

As of September 30, 2010, balances due from Samsung Corning Precision were $37 million and balances due to Samsung Corning Precision were not significant.  As of December 31, 2009, balances due from Samsung Corning Precision were $36 million and balances due to Samsung Corning Precision were $14 million.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning).  After the transaction, Corning retained its 50% interest in Samsung Corning Precision.  Samsung Corning Precision accounted for the transaction at fair value, while Corning accounted for the transaction at historical cost.

Prior to their merger, Samsung Corning Precision and Samsung Corning were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement).  The lawsuit is pending in the courts of South Korea.  Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc.  In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach.  On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum.  The ruling has been appealed.  On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation.  As a result, the parties are discussing the possibility of a settlement of this matter.  Due to the uncertainties around the financial impact to each of the respective Samsung Affiliates, Samsung Corning Precision is unable to reasonably estimate the amount of potential loss, if any, associated with this case and therefore no provision for such loss is reflected in its financial statements.  Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

Index

In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request from the Competition DG on March 30, 2009 for certain information.  Corning and Samsung Corning Precision have responded to those requests for information.  On October 9, 2009, in connection with its investigation, the Competition DG made a further request for information from both Corning and Samsung Corning Precision to which each party has responded.  Samsung Corning Precision has also responded to the Competition DG and authorities in other jurisdictions, including the United States in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of cathode ray tube glass.

In September 2009, Corning and Samsung Corning Precision formed Corsam Technologies LLC (Corsam), an affiliate established to provide glass technology research for future product applications.  Samsung Corning Precision invested $124 million in cash and Corning contributed intellectual property with a corresponding value.  Corning and Samsung Corning Precision each own 50% of the common stock of Corsam and Corning has agreed to provide research and development services at arms length to Corsam.  Corning does not control Corsam because Samsung Corning Precision’s other investors maintain significant participating voting rights.  In addition, Corsam has sufficient equity to finance its activities, the voting rights of investors in Corsam are considered substantive, and the risks and rewards of Corsam’s research are shared only by those investors noted.  As a result, Corsam is accounted for under the equity method of accounting for investments.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Statement of Operations:
Net sales	$1,515	$1,409	$4,413	$3,625
Gross profit	$540	$529	$1,600	$1,187
Net income attributable to Dow Corning	$176	$184	$615	$309
Corning’s equity in earnings of Dow Corning	$97	$92	$320	$154

Related Party Transactions:
Corning purchases from Dow Corning	$5	$5	$15	$13
Dividends received from Dow Corning	$56		$167	$222

Amounts owed to Dow Corning totaled $1 million as of September 30, 2010.  At December 31, 2009, amounts owed to Dow Corning were not significant.

In response to economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in the first quarter of 2009.  Our share of these charges was $29 million.

At September 30, 2010, Dow Corning’s marketable securities included approximately $670 million of auction rate securities, net of a temporary impairment of $31 million.  As a result of the temporary impairment, unrealized losses of $25 million, net of $7 million for a minority interest’s share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet.  Corning’s share of this unrealized loss was $12 million and is included in Corning’s accumulated other comprehensive income.

Dow Corning has borrowed the full amount available under its $500 million revolving credit facility and believes it has adequate liquidity to fund operations, its capital expenditure plan, breast implant settlement liabilities, and shareholder dividends.

Index

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of September 30, 2010, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $8 million.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of September 30, 2010, Dow Corning has estimated the liability to commercial creditors to be within the range of $81 million to $264 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $81 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  The LMI Claimants offered two calculations of their claim amount:  $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively.  These estimates were explicitly characterized as preliminary and subject to change.  Litigation regarding this claim is in the discovery stage.  Dow Corning disputes the claim and is unable to reasonably estimate any potential liability.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning relating to the breast implant product lawsuits under the jurisdiction of the Bankruptcy Court will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation (PCC)
Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation, which is a component of the Company’s proposed settlement for asbestos litigation.  At September 30, 2010 and December 31, 2009, the fair value of PCE significantly exceeded its carrying value of $126 million and $125 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania on April 16, 2000.  At that time, Corning determined that it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other-than-temporarily impaired.  As a result, we reduced our investment in PCC to zero.  Refer to Note 3 (Commitments and Contingencies) for additional information about PCC and PCE.

Variable Interest Entities
For variable interest entities, we routinely assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by U.S. GAAP.  Corning leases certain transportation equipment from three Trusts that qualify as variable interest entities.  The sole purpose of these entities is to lease transportation equipment to Corning.  None of these entities is considered significant to Corning’s consolidated financial statements.

Index

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

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired as shown in the following table, with the remainder recorded as goodwill on the basis of fair value (in millions):
Total current assets	$63
Other tangible assets	49
Other intangible assets	153
Current and non-current liabilities	(80)
Net tangible and intangible assets	$185
Purchase price, including cash received	417
Goodwill (1)	$232

(1)	None of the goodwill recognized is deductible for U.S. income tax purposes. The goodwill was allocated to the Life Sciences segment.

Goodwill is primarily related to the value of Axygen’s product portfolio and distribution network and its combination with Corning’s existing life sciences platform, as well as synergies and other intangibles that do not qualify for separate recognition.  Supplemental pro forma information was not provided because Axygen is not material to Corning’s consolidated financial statements.

11.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	September 30, 2010	December 31, 2009
Land	$103	$96
Buildings	3,613	3,443
Equipment	10,117	9,237
Construction in progress	867	722
	14,700	13,498
Accumulated depreciation	(6,174)	(5,503)
Total	$8,526	$7,995

In the three months ended September 30, 2010 and 2009, interest costs capitalized as part of property, net, were $5 million and $6 million, respectively.  In the nine months ended September 30, 2010 and 2009, interest costs capitalized as part of property, net, were $12 million and $24 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At September 30, 2010 and December 31, 2009, the recorded value of precious metals totaled $1.9 billion and $1.8 billion, respectively.  Depletion expense for precious metals in the three months ended September 30, 2010 and 2009 totaled $6 million and $4 million, respectively.  Depletion expense for precious metals in the nine months ended September 30, 2010 and 2009 totaled $12 million and $7 million, respectively.

Index

12.      Goodwill and Other Intangible Assets

There were no significant changes in the carrying amount of goodwill for the nine months ended September 30, 2010.  Balances by segment are as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at September 30, 2010	$ 118	$ 9	$ 150	$ 232	$ 509

Other intangible assets are as follows (in millions):
	September 30, 2010			December 31, 2009
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names (1)	$ 205	$ 124	$ 81	$ 206	$ 122	$84
Non-competition agreements	97	93	4	98	93	5
Other (1)	77	3	74	80	2	78

Total	$ 379	$ 220	$ 159	$ 384	$ 217	$ 167

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

13.      Customer Deposits

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment would supply large-size glass substrates to these customers over periods of up to six years.  As part of the agreements, these customers agreed to advance unrestricted cash deposits to Corning for a portion of the contracted glass to be purchased.  Between 2004 and 2007, we received a total of $937 million for customer deposit agreements.  We do not expect to receive additional deposits related to these agreements.

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

During the three and nine months ended September 30, 2010, we issued $8 million and $76 million, respectively, in credit memoranda.  During the three and nine months ended September 30, 2009, we issued $42 million and $207 million, respectively, in credit memoranda.  Customer deposit liabilities were $33 million and $104 million at September 30, 2010 and December 31, 2009, respectively, of which $27 million and $80 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets.  Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen-U.S. dollar exchange rate.

Index

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

14.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$11	$12	$34	$35	$2	$2	$9	$8
Interest cost	39	39	116	117	13	13	38	38
Expected return on plan assets	(42)	(45)	(126)	(134)
Amortization of net loss	12	8	37	23	3	3	12	8
Amortization of prior service cost	2	2	7	6	(1)	(1)	(5)	(2)
Total pension and postretirement benefit expense	$22	$16	$68	$47	$17	$17	$54	$52

Curtailment charge				22				8
Total expense	$22	$16	$68	$69	$17	$17	$54	$60

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

On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law.  On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (Reconciliation Act), was also signed into law.  The PPACA and the Reconciliation Act, when taken together, represent comprehensive healthcare reform legislation.  Based on our analysis, the provisions of this legislation are not currently expected to have a significant impact on retiree medical plan costs and, therefore, a remeasurement of the Company’s retiree plan liabilities is not required at this time.

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

Index

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

The amount of hedge ineffectiveness at September 30, 2010 and at December 31, 2009 was insignificant.

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward and option contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At September 30, 2010, the amount of net losses expected to be reclassified into earnings within the next 12 months was $23 million.

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

Index

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments (in millions):
		Asset derivatives		Liability derivatives
As of September 30, 2010	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments

Foreign exchange contracts	$723	Other current assets	$3	Other accrued liabilities	$(26)
				Other liabilities	(5)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$3,023	Other current assets	$4	Other accrued liabilities	$(100)
		Other current assets		Other liabilities	(30)

Total derivatives	$3,746		$7		$(161)

		Asset derivatives		Liability derivatives
As of December 31, 2009	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments

Foreign exchange contracts	$424	Other current assets	$17	Other accrued liabilities	$(1)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$1,540	Other current assets	$36	Other accrued liabilities	$(13)

Total derivatives	$1,964		$53		$(14)

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and nine months ended September 30, 2010 (in millions):
	Gain/(loss) recognized in OCI		Gain/(loss) reclassified from accumulated OCI			Gain/(loss) related to ineffectiveness
Derivatives in hedging relationships	Three months ended	Nine months ended	Location	Three months ended	Nine months ended	Location	Three months ended	Nine months ended
	September 30, 2010			September 30, 2010			September 30, 2010

Cash flow hedges
			Cost of sales	$ 2	$ 7

Foreign exchange contracts	$ (34)	$ (40)	Royalties	$ (8)	$ (4)	Other income, net	$ 0	$ 0

Total cash flow hedges	$ (34)	$ (40)		$ (6)	$ 3		$ 0	$ 0

Net investment hedges
Foreign denominated debt	$ 0	$ 2

Total net investment hedges	$ 0	$ 2

Gain/(loss) recognized in income
				Three months ended	Nine months ended
Undesignated derivatives			Location	September 30, 2010

Foreign exchange contracts			Other income, net	$ (97)	$ (197)

Total undesignated				$ (97)	$ (197)

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and nine months ended September 30, 2009 (in millions):
	Gain/(loss) recognized in OCI		Gain/(loss) reclassified from accumulated OCI			Gain/(loss) related to ineffectiveness
Derivatives in hedging relationships	Three months ended	Nine months ended	Location	Three months ended	Nine months ended	Location	Three months ended	Nine months ended
	September 30, 2009			September 30, 2009			September 30, 2009

Cash flow hedges
			Cost of sales	$ 1	$ 1

Foreign exchange contracts	$ (2)	$ 7	Royalties	(5)	(32)	Other income, net	$ 0	$ (1)

Total cash flow hedges	$ (2)	$ 7		$ (4)	$ (31)		$ 0	$ (1)

Net investment hedges
Foreign denominated debt	$ 2	$ 2

Total net investment hedges	$ 2	$ 2

Gain(loss) recognized in income
				Three months ended	Nine months ended
Undesignated derivatives			Location	September 30, 2009

Foreign exchange contracts			Other income, net	$ (81)	$ (34)

Total undesignated				$ (81)	$ (34)

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of September 30, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
Fair value measurements at reporting date using
	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Short-term investments	$ 1,727	$ 1,711	$ 16 (2)
Other assets	$ 44		$ 44
Derivatives (1)	$ 7		$ 7

Liabilities
Derivatives (1)	$ 161		$ 161

(1)	Derivative assets and liabilities include foreign exchange contracts that are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Short-term investments	$ 1,042	$ 969	$ 73 (2)
Other assets	$ 42		$ 42
Derivatives (1)	$ 53		$ 53

Liabilities
Derivatives (1)	$ 14		$ 14

(1)	Derivative assets and liabilities include foreign exchange contracts that are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

17.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the Worldwide Employee Share Purchase Plan (WESPP), based on estimated fair values.  Fair values for stock options granted prior to January 1, 2010 were estimated using a lattice-based binomial valuation model.  In 2010, Corning began estimating fair values for stock options granted using a multiple-point Black-Scholes model.  Both models incorporate the required assumptions and meet the fair value measurement objective under U.S. GAAP.

Share-based compensation cost was approximately $22 million and $30 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $77 million and $97 million for the nine months ended September 30, 2010 and 2009, respectively.  Amounts for all periods presented included (1) employee stock options, (2) time-based restricted stock and restricted stock units, and (3) performance-based restricted stock and restricted stock units.  On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010.  Compensation expense for the WESPP is included in periods ended prior to April 1, 2010.

Index

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the Stock Option Plans for the nine months ended September 30, 2010:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2009	92,504	$25.83	4.48	$425,427
Granted	5,604	$18.52
Exercised	(4,579)	$ 9.22
Forfeited and Expired	(9,902)	$66.52
Options Outstanding as of September 30, 2010	83,627	$21.44	4.54	$375,067
Options Exercisable as of September 30, 2010	66,439	$23.09	3.56	$298,265

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2010, there was approximately $36 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $12 million and $15 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $41 million and $50 million for the nine months ended September 30, 2010 and 2009, respectively.

Proceeds received from the exercise of stock options were $10 million and $4 million for the three months ended September 30, 2010 and 2009, respectively, and $39 million and $8 million for the nine months ended September 30, 2010 and 2009, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the three months ended September 30, 2010 and 2009 was approximately $9 million and $4 million, respectively, and $41 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not realized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

Corning used a binomial lattice model to estimate the fair values of stock option grants through December 31, 2009.  Effective January 1, 2010, Corning began using a multiple point Black-Scholes model to estimate the fair value of stock option grants.  The financial impact of the change in valuation models is insignificant.

Index

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected volatility	49%	40-58%	48-49%	40-60%
Weighted-average volatility	49%	55%	49%	55%
Expected dividends	1.15%	1.56%	1.15-1.40%	1.40-1.56%
Risk-free rate	1.5-1.9%	0.2-5.6%	1.5-3.2%	0.1-5.6%
Average risk-free rate	1.9%	3.8%	1.9-3.2%	2.7-3.8%
Expected term (in years)	5.1-6.5	1.6-4.6	5.1-6.5	1.6-5.4
Expected time to exercise (in years)		1.4-2.7		1.4-2.7
Pre-vesting departure rate	1.4-3.6%	1.9-3.8%	1.4-3.6%	1.9-3.8%

For stock options granted in 2010, Corning utilized a blended approach for calculating the volatility assumption used in the multiple-point Black-Scholes model defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term and the most recent 15-year historical volatility.  The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options.  The risk-free rates used in the multiple-point Black-Scholes model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.  The ranges given above result from separate groups of employees exhibiting different exercise behavior.

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

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, subject to the possibility of forfeiture and without cash consideration.  Shares under the Incentive Stock Plan are generally granted “at the money”, contingently vest over a period of 1 to 10 years, and have contractual lives of 1 to 10 years.

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

Index

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock and restricted stock units as of December 31, 2009, and changes during the nine months ended September 30, 2010:
	Shares (000’s)	Weighted- average grant-date fair value
Nonvested shares at December 31, 2009	3,880	$18.59
Granted	244	$18.79
Vested	(281)	$21.76
Forfeited	(9)	$17.82
Nonvested shares at September 30, 2010	3,834	$18.09

As of September 30, 2010, there was approximately $29 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.4 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $7 million and $2 million for the three months ended September 30, 2010 and 2009, respectively, and $22 million and $10 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2009, and changes during the nine months ended September 30, 2010:
	Shares (000’s)	Weighted- average grant-date fair value
Nonvested restricted stock and restricted stock units at December 31, 2009	6,377	$ 13.47
Granted	1,844	$ 8.67
Vested	(2,030)	$ 22.04
Forfeited	(87)	$ 8.67
Nonvested restricted stock and restricted stock units at September 30, 2010	6,104	$ 9.24

As of September 30, 2010, there was approximately $13 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.3 years.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $3 million and $12 million for the three months ended September 30, 2010 and 2009, respectively, and $12 million and $34 million for the nine months ended September 30, 2010 and 2009, respectively.

Index

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

On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010.

18.      Comprehensive Income

Components of comprehensive income on an after-tax basis, where applicable, follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income	$785	$648	$2,512	$1,274
Other comprehensive income, net of taxes (1):
Net change in unrealized losses on investment securities	2	20	7	39
Net change in unrealized (loss) gain on derivative hedging instruments	(16)	4	(25)	26
Foreign currency translation adjustment	688	530	469	313
Net change in unrecognized postretirement benefit plan	14	9	32	(1)
Comprehensive income	$1,473	$1,211	$2,995	$1,651
Comprehensive (income) loss attributable to noncontrolling interests		(5)	2	(6)
Comprehensive income attributable to Corning	$1,473	$1,206	$2,997	$1,645

(1)
Other comprehensive income items for the three months ended September 30, 2010 and 2009 include net tax effects of $(1) million and $(12) million, respectively, and for the nine months ended September 30, 2010 and 2009 net tax effects of $(16) million and $(16) million, respectively.

19.      Significant Customers

For the three months ended September 30, 2010, Corning’s sales to each of the following two customers of the Display Technologies segment were equal to or greater than ten percent of the Company’s consolidated net sales: AU Optronics Corporation (AUO) and Sharp Electronics Corporation.  For the three months ended September 30, 2009, Corning’s sales to AUO were equal to or greater than ten percent of the Company’s consolidated net sales.

For the nine months ended September 30, 2010, Corning’s sales to each of the following three customers of the Display Technologies segment were equal to or greater than ten percent of the Company’s consolidated net sales:  AUO, Chimei Innolux Corporation, and Sharp Electronics Corporation.  For the nine months ended September 30, 2009, Corning’s sales to AUO were equal to or greater than ten percent of the Company’s consolidated net sales.

Index

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

Index

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2010
Net sales	$645	$464	$208	$159	$125	$1	$1,602
Depreciation (1)	$129	$27	$26	$20	$8	$3	$213
Amortization of purchased intangibles					$2		$2
Research, development and engineering expenses (2)	$22	$27	$24	$25	$5	$24	$127
Restructuring, impairment and other credits		$(1)					$(1)
Equity in earnings of affiliated companies	$386		$1			$16	$403
Income tax (provision) benefit	$(108)	$(20)	$(5)	$2	$(7)	$10	$(128)
Net income (loss) (3)	$648	$41	$11	$(5)	$13	$(12)	$696

Three months ended September 30, 2009
Net sales	$679	$450	$167	$90	$92	$1	$1,479
Depreciation (1)	$146	$35	$25	$13	$5	$3	$227
Amortization of purchased intangibles		$3					$3
Research, development and engineering expenses (2)	$19	$21	$30	$17	$3	$20	$110
Restructuring, impairment and other (credits) charges	$(5)		$3	$(1)	$1		$(2)
Equity in earnings of affiliated companies	$317		$2			$3	$322
Income tax (provision) benefit	$(83)	$(11)	$3	$6	$(6)	$7	$(84)
Net income (loss) (3)	$600	$21	$(4)	$(11)	$12	$(17)	$601

Nine months ended September 30, 2010
Net sales	$2,261	$1,269	$584	$381	$368	$4	$4,867
Depreciation (1)	$386	$89	$77	$43	$24	$9	$628
Amortization of purchased intangibles		$1			$5		$6
Research, development and engineering expenses (2)	$66	$84	$70	$61	$13	$80	$374
Restructuring, impairment and other credits		(1)		$(2)			$(3)
Equity in earnings of affiliated companies	$1,083	$1	$5			$32	$1,121
Income tax (provision) benefit	$(391)	$(38)	$(12)	$14	$(24)	$34	$(417)
Net income (loss) (3)	$2,107	$79	$27	$(29)	$48	$(46)	$2,186

Nine months ended September 30, 2009
Net sales	$1,709	$1,272	$409	$221	$249	$3	$3,863
Depreciation (1)	$359	$99	$74	$35	$13	$9	$589
Amortization of purchased intangibles		$8					$8
Research, development and engineering expenses (2)	$60	$68	$87	$40	$8	$90	$353
Restructuring, impairment and other charges	$29	$15	$22	$17	$8	$4	$95
Equity in earnings (loss) of affiliated companies	$781	$(4)	$6			$31	$814
Income tax (provision) benefit	$(184)	$(24)	$31	$25	$(14)	$32	$(134)
Net income (loss) (3)	$1,373	$38	$(57)	$(48)	$29	$(51)	$1,284

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

Index

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income of reportable segments	$708	$618	$2,232	$1,335
Non-reportable segments	(12)	(17)	(46)	(51)
Unallocated amounts:
Net financing costs (1)	(47)	(35)	(137)	(86)
Stock-based compensation expense	(22)	(30)	(77)	(97)
Exploratory research	(15)	(15)	(44)	(46)
Corporate contributions	(7)	(8)	(26)	(23)
Equity in earnings of affiliated companies, net of impairments (2)	101	96	326	160
Asbestos settlement (3)	(6)	(6)	41	(15)
Other corporate items (4)	85	40	245	91
Net income	$785	$643	$2,514	$1,268

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation.  In the nine months ended September 30, 2010 equity earnings of affiliated companies, net of impairments, includes a credit of $21 million for our share of U.S. advanced energy manufacturing tax credits at Dow Corning Corporation.  In the nine months ended September 30, 2009, equity earnings of affiliated companies, net of impairments includes a charge of $29 million representing our share of restructuring charges at Dow Corning Corporation.

(3)
In the three and nine months ended September 30, 2010, Corning recorded a charge of $6 million and a net credit of $41 million, respectively, primarily reflecting the change in the terms of the proposed asbestos settlement.  In the three and nine months ended September 30, 2009, Corning recorded charges of $6 million and $15 million, respectively, to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan and the estimated liability for non-PCC asbestos claims.

(4)
In the three months ended September 30, 2010, Corning recorded a loss of $30 million ($19 million after-tax) from the repurchase of $126 million principal amount of our 6.2% senior unsecured notes due March 15, 2016 and $100 million principal amount of our 5.9% senior unsecured notes due March 15, 2014.  In the nine months ended September 30, 2010, other corporate items included a tax charge of $56 million from the reversal of the deferred tax asset associated with a Medicare subsidy.  In the three and nine months ended September 30, 2009, other corporate items included $12 million ($8 million after-tax) and $80 million ($52 million after-tax) of restructuring charges, respectively.

In the Display Technologies operating segment, assets increased from $8.7 billion at December 31, 2009 to $9.9 billion at September 30, 2010.  This is due primarily to capital expenditures of $200 million and unremitted equity earnings in associated companies of $1 billion for the nine months ended September 30, 2010.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers.  In the third quarter of 2010, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 72% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 15% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 35% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 38% of total segment sales.

Index

For the nine months ended September 30, 2010, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 72% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 16% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 41% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 39% of total segment sales.

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

Index

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

OVERVIEW

Operating results improved in all of our operating segments in the third quarter of 2010 when compared to the same period last year.  Despite a supply chain inventory correction in the LCD market, results in our Display Technologies segment were up slightly in the third quarter of 2010 compared to the third quarter of 2009 due to an increase in equity earnings from Samsung Corning Precision, our equity affiliate in Korea.  Strength in private network products sales drove higher results in our Telecommunications segment in the third quarter of 2010 when compared to the same period last year.  In addition, increased sales in our Environmental Technologies segment drove improved results in the third quarter of 2010 compared to the same period last year, reflecting global automotive industry improvements.  Results in our Specialty Materials segment were significantly higher in the third quarter of 2010 compared to the same period last year, driven by strong demand for Corning® Gorilla® glass and our display optics and components products, while results in the Life Sciences segment were higher due primarily to the impact of an acquisition completed at the end of the third quarter of 2009.

In comparison to the second quarter of 2010, results were down in the third quarter of 2010, driven by lower sales in our Display Technologies segment, offset somewhat by strong performances in our Specialty Materials, Telecommunications and Environmental Technologies segments.  The supply chain correction in the third quarter of 2010 adversely impacted our Display Technologies segment when compared to strong sales levels in the second quarter of 2010.  Conversely, Specialty Materials segment results were up significantly in the third quarter of 2010, driven by robust demand for Corning® Gorilla® glass, along with stronger results in the Telecommunications segment reflecting the strength in demand for our products used in fiber to the home applications.  Improved results in our Environmental Technologies segment were due to increased global demand in both the automotive and diesel businesses.

The Company’s year-to-date results reflected continued strength in all of our operating segments when compared to the same period last year.  In 2009, we experienced a weak first quarter following the global financial and economic disruption in 2008.  Results in the nine months ended September 30, 2009 included restructuring charges of $175 million for costs associated with workforce reductions in all of our operating segments as we scaled back manufacturing operations, curbed the rate of growth in research, development, and engineering expenses, reduced capital spending, and reduced operating costs.  In the second quarter of last year, we began to see improved sales in some of our operating segments as the impact of the global recession on those businesses began to recede.

Our key priorities for 2010 remain similar to those from the previous five years:  protect our financial health and invest in the future.  During the third quarter of 2010, we made the following progress toward these priorities:

Index

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:
•	Our debt to capital ratio of 12% at September 30, 2010 is up from 11% reported at December 31, 2009.
•	Operating cash flow in the nine months ended September 30, 2010 was $1,743 million.
•
We ended the third quarter of 2010 with $5.0 billion of cash, cash equivalents and short-term investments compared to $3.6 billion at December 31, 2009, and well above our debt balance of $2.4 billion.

In the third quarter of 2010, we generated net income of $785 million or $0.50 per share, compared to net income of $643 million or $0.41 per share for the same period in 2009.  When compared to the same period last year, the increase in net income in the third quarter of 2010 was due largely to an increase in equity earnings from Samsung Corning Precision, our equity affiliate in Korea, along with higher net income in our Environmental Technologies and Telecommunications segments.  Net income in the third quarter of 2010 was also favorably impacted by $42 million from movements in foreign exchange rates, when compared to the same period last year.

In the nine months ended September 30, 2010, we reported net income of $2.5 billion or $1.59 per share compared to net income of $1.3 billion or $0.81 per share for the same period last year.  This improvement was due primarily to higher net income in our Display and Environmental Technologies segments, the absence of restructuring charges that totaled $175 million in the nine months ended September 30, 2009 and a change in our effective tax rate resulting from a decision to repatriate current year earnings from certain foreign subsidiaries.  Net income in the nine months ended September 30, 2010 was favorably impacted by $161 million from movements in foreign exchange rates, when compared to the same period last year.

Investing In Our Future
We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems.  Our spending levels for research, development and engineering increased in the three and nine months ended September 30, 2010 when compared to the same periods last year, as we remain committed to investing in research, development, and engineering to drive innovation.  We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable, and hardware and equipment that enable fiber-to-the-premises.  In 2010, we are broadening our innovation strategy to include a focus on opportunities that are adjacent or closely related to our existing capabilities.  These opportunities, which include products such as Corning® Gorilla® glass for consumer products and thin-film photovoltaics for solar applications, leverage existing materials or manufacturing processes with slight modifications.  While continuing to make investments in these promising technologies, subsequent to the third quarter of 2010, we decided to discontinue our development and commercialization of synthetic green laser technologies.

Capital spending totaled $534 million and $727 million for the nine months ended September 30, 2010 and 2009, respectively.  Spending in the nine months ended September 30, 2010 was driven primarily by projects in our Display Technologies segment.

In the third quarter of 2010, we announced multi-year investment plans for additional manufacturing capacity that will benefit a number of our segments.  The plans include $800 million for spending associated with a new LCD glass substrate facility in the People’s Republic of China to meet expected growing demand for our  LCD glass.  Spending for this facility began in September of this year and we expect production to begin in 2012.  Additional investments will include construction projects in other regions to expand capacity for Eagle XG® LCD glass substrates and will benefit our Specialty Materials segment by providing capacity for increased demand of Corning® Gorilla® glass.  The plans also include spending in the Environmental Technologies segment to expand its existing automotive substrate facilities in Shanghai, China and Kaiserslautern, Germany.  Additionally, the plans establish a Life Sciences manufacturing and distribution facility in the Yangtze River Delta in China.  These facilities are expected to be operational in 2011 and 2012.  We  expect our 2010 capital spending to be about $1 billion, which is $200 million lower than we estimated at the end of the prior quarter.  Approximately $400 million to $500 million will be directed toward our Display Technologies segment in 2010.

Index

Corporate Outlook
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

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$1,602	$1,479	8%	$4,867	$3,863	26%

Gross margin	$724	$599	21%	$2,282	$1,444	58%
(gross margin %)	45%	41%		47%	37%

Selling, general and administrative expenses	$250	$219	14%	$731	$637	15%
(as a % of net sales)	16%	15%		15%	16%

Research, development and engineering expenses	$148	$131	13%	$437	$418	5%
(as a % of net sales)	9%	9%		9%	11%

Restructuring, impairment and other (credits) charges	$(1)	$10	(110)%	$(3)	$175	(102)%
(as a % of net sales)		1%			5%

Asbestos litigation charge (credit)	$6	$6	*	$(41)	$15	*
(as a % of net sales)				(1)%

Equity in earnings of affiliated companies	$504	$418	21%	$1,447	$974	49%
(as a % of net sales)	31%	28%		30%	25%

Income before income taxes	$799	$675	18%	$2,656	$1,230	116%
(as a % of net sales)	50%	46%		55%	32%

(Provision) benefit for income taxes	$(14)	$(32)	(56)%	$(142)	$38	*
(as a % of net sales)	(1)%	(2)%		(3)%	1%

Net income attributable to Corning Incorporated	$785	$643	22%	$2,514	$1,268	98%
(as a % of net sales)	49%	43%		52%	33%

*	The percentage change calculation is not meaningful.

Index

Net Sales
For the three months ended September 30, 2010, net sales increased in all of our segments except the Display Technologies segment, and for the nine months ended September 30, 2010, net sales increased in all of our segments, when compared to the same periods in 2009.  In the third quarter of 2010, the net sales increase was largely due to the impact of higher volumes in the Specialty Materials and Environmental Technologies segments when compared to the same period last year.  For the three and nine months ended September 30, 2010, net sales were favorably impacted by approximately $36 million and $112 million, respectively, from movements in foreign exchange rates.

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

Gross Margin
As a percentage of net sales, gross margin for the three and nine months ended September 30, 2010 increased somewhat when compared to the same periods last year, due primarily to the impact of higher volume in the majority of our segments, cost reduction efforts and improvements in manufacturing performance.

Selling, General and Administrative Expenses
For the three and nine months ended September 30, 2010, selling, general, and administrative expenses increased by $31 million and $94 million, respectively, due primarily to higher compensation-related costs when compared to the same period last year, offset somewhat by the impact of cost reduction efforts.  As a percentage of net sales, these expenses for the nine months ended September 30, 2010 were down significantly when compared to the same period last year due to the increase in net sales and the favorable impact of restructuring actions in 2009, offset somewhat by higher compensation-related costs.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three and nine months ended September 30, 2010, research, development and engineering expenses increased by only $17 million and $19 million, respectively, when compared to the same periods last year.  As a percentage of net sales, research, development and engineering expenses for the nine months ended September 30, 2010, were substantially lower when compared to the same period in 2009, primarily due to the increase in net sales.

Corning’s research, development and engineering expenses are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments.  Excluding these segments, the largest driver of spending continues to be for adjacent products such as Corning® Gorilla® glass, and baseline research for new business development.

Restructuring, Impairment and Other Charges (Credits)
In the nine months ended September 30, 2009, we recorded charges of $175 million for a corporate-wide restructuring plan to reduce our global workforce.  The charges included costs for severance, special termination benefits, outplacement services, and the impact of a $30 million curtailment loss for postretirement benefits.  Total cash expenditures associated with these actions are expected to be approximately $110 million, with the majority of spending completed by the end of 2010.  We estimated annualized savings from these actions to be about $200 million, which have been reflected largely in cost of sales and selling, general, and administrative expenses.

Index

Asbestos Litigation
In the three months ended September 30, 2010 and 2009, we recorded an increase to our asbestos settlement liability of $6 million in both periods.  In the nine months ended September 30, 2010, we recorded a $41 million decrease to our asbestos settlement liability compared to an increase of $15 million for the same period last year.  The net decrease in the asbestos settlement liability in the nine months ended September 30, 2010 was due to a change in the terms of the proposed settlement that reduced the amount of cash expected to be contributed to the settlement.  For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Samsung Corning Precision	$394	$316	$1,102	$797
Dow Corning Corporation	97	92	320	154
All other	13	10	25	23
Total equity earnings	$504	$418	$1,447	$974

When compared to the same period last year, equity earnings for the three months ended September 30, 2010, primarily reflected increased volume at Samsung Corning Precision.  Equity earnings for Samsung Corning Precision are explained more fully in the discussion of the performance of our Display Technologies segment.  Sales at Dow Corning in the third quarter of 2010 were up when compared to the same period last year, reflecting strength in Dow Corning’s traditional silicone products and improved volume at Hemlock Semiconductor.

In addition to the items described above, equity earnings for the nine months ended September 30, 2010, were also positively impacted by the following items:
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

Equity earnings for Samsung Corning Precision for the three and nine months ended September 30, 2010 were favorably impacted by $35 million and $59 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.  Equity earnings for Dow Corning for the three and nine months ended September 30, 2010 were not significantly impacted from movements in foreign exchange rates when compared to the same periods last year.

In the fourth quarter of 2010, we expect equity earnings to be down slightly when compared to the third quarter of 2010.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Royalty income from Samsung Corning Precision	$73	$62	$204	$165
Foreign currency exchange and hedge losses, net	(32)	(12)	(20)	(47)
Loss on retirement of debt	(30)		(30)
Net loss/(income) attributable to noncontrolling interests		(5)	2	(6)
Other, net	(9)	3	(25)	(3)
Total	$2	$48	$131	$109

Index

Income Before Income Taxes
Income before income taxes for the three and nine months ended September 30, 2010, was positively impacted by $43 million and $163 million, respectively, due to movements in foreign exchange rates when compared to the same period last year.

(Provision) Benefit for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

(Provision) benefit for income taxes	$(14)	$(32)	$(142)	$38
Effective tax rate	1.8%	4.7%	5.3%	(3.1)%

For the three months ended September 30, 2010, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries; and
•
The impact of discrete items, including a $30 million loss from early redemption of debt.  Refer to Note 4 (Debt) for additional information about our debt redemption loss.  Discrete items decreased our effective tax rate by 0.6 percentage points.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2010, reflected the impact of discrete items, including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items in the nine months ended September 30, 2010 increased our effective tax rate by 2.5 percentage points.

For the three months ended September 30, 2009, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/ (losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•
The impact of discrete items, including a restructuring charge of $10 million.  Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) for additional information about our restructuring charge.  Discrete items decreased our effective tax rate by 2.5 percentage points.

In addition to the items noted above, the tax provision for the nine months ended September 30, 2009, reflected the impact of discrete items, including a restructuring charge of $175 million.  Discrete items decreased our effective rate by 7.4 percentage points.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Index

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to Corning Incorporated	$785	$643	$2,514	$1,268
Basic earnings per common share	$0.50	$0.41	$1.61	$0.82
Diluted earnings per common share	$0.50	$0.41	$1.59	$0.81
Shares used in computing per share amounts
Basic earnings per common share	1,557	1,550	1,558	1,549
Diluted earnings per common share	1,580	1,569	1,581	1,565

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry.
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

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$645	$679	(5)%	$2,261	$1,709	32%
Equity earnings of affiliated companies	$386	$317	22%	$1,083	$781	39%
Net income	$648	$600	8%	$2,107	$1,373	53%

Index

The decrease in net sales in the third quarter of 2010 compared to the same period last year reflected a 5% volume decrease coupled with price declines of 8%.  We believe the volume decline is a result of an inventory correction in the supply chain.  Net sales in the third quarter of 2010 included the favorable impact of $53 million from movements in foreign exchange rates when compared to the third quarter of 2009.

The increase in net sales for the nine months ended September 30, 2010 reflected an increase in volume of 34%, offset somewhat by price declines of 7% when compared to the same period last year.  Volume gains in the nine months ended September 30, 2010 were a result of the strong demand for LCD glass experienced in the first half of 2010, driven by strength in consumer demand for LCD televisions and a replenishment of this industry’s supply chain.  Net sales in the nine months ended September 30, 2010 included the favorable impact of $136 million from movements in foreign exchange rates when compared to the same period last year.

When compared to the third quarter of last year, the increase in net income in the third quarter of 2010 primarily reflects the impact of volume increases at Samsung Corning Precision and the absence of costs associated with the August, 2009 earthquake that impacted our Shizuoka, Japan facility, offset by price declines and lower volume at our wholly-owned business.  When compared to the nine months ended September 30, 2009, the increase in net income was due to volume increases described above and the absence of restructuring charges.  Net income of this segment in the nine months ended September 30, 2009 included $29 million of restructuring charges associated with a corporate-wide restructuring plan.  Net income also included royalty income from Samsung Corning Precision that was higher in the three and nine months ended September 30, 2010, when compared to the same periods last year, reflecting the improvements in sales volume at Samsung Corning Precision.  A number of Corning’s patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, generating royalty income.  Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.  Net income in the three and nine months ended September 30, 2010 includes the favorable impact of $55 million and $134 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

When compared to same period last year, equity earnings in the third quarter of 2010 from Samsung Corning Precision, our equity affiliate in Korea, reflected volume increases of 14%, offset somewhat by price declines of 6%.  In the nine months ended September 30, 2010, equity earnings from Samsung Corning Precision reflected volume increases of 27%, offset somewhat by price declines of 5%.

The economic recession, the corresponding rebound and the more recent supply chain inventory correction have had a greater impact on our wholly-owned business in Taiwan than on Samsung Corning Precision.  Since Taiwanese panel makers do not have strong brand recognition, we believe they are the first to experience supply chain contractions and slower to benefit from supply chain recoveries.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan.  For the three and nine months ended September 30, 2010 three customers of the Display Technologies segment which individually accounted for more than 10% of segment net sales, accounted for approximately 72% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  We believe panel makers in Taiwan are more significantly impacted by economic downturns given their relative size, when compared to Korean panel makers who have a stronger presence in the end market for LCD products.  While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three and nine months ended September 30, 2010, sales to two LCD panel makers located in Korea accounted for 94% of Samsung Corning Precision sales.

Index

In July 2010, we announced a multi-year capital expenditure plan to invest $800 million for a new manufacturing facility to produce LCD glass substrates in the People’s Republic of China.  Construction of the facility began in September of this year and is expected to be completed in 2012.

Outlook:
We anticipate worldwide glass market demand to be flat to down slightly in the fourth quarter when compared to the third quarter.  We expect the change in combined volume at our wholly-owned business and SCP to be in line with the movement in the market in the fourth quarter.  We expect sequential price declines in the fourth quarter of 2010 to be in the mid-single digit range at both our wholly-owned business and at Samsung Corning Precision.  This decline would be more than previous quarters and reflects pricing pressure caused by the current imbalance of glass supply and demand.

We believe that the long-term drivers of the LCD glass market, specifically increased penetration of LCD into the total television market, increased screen size and increased televisions per household, remain intact.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impacts that economic conditions, particularly global economic recession and world political tensions could have on consumer demand.  While the industry has grown rapidly in recent years, economic volatility, along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales:
Optical fiber and cable	$232	$251	(8)%	$649	$678	(4)%
Hardware and equipment	232	199	17%	620	594	4%
Total net sales	$464	$450	3%	$1,269	$1,272	0%

Net income	$41	$21	95%	$79	$38	108%

In the third quarter of 2010, net sales of the Telecommunications segment were up slightly from the same period last year, primarily due to higher sales of private network products, offset by lower sales of optical fiber and cable products in Asia and the absence of sales from two businesses that were sold in 2009.  Sales from these two businesses totaled $20 million in the third quarter of 2009.  Net sales in the third quarter of 2010 were negatively impacted by $7 million from movements in foreign exchange rates, when compared to the same period last year.

For the three months ended September 30, 2010, the increase in net income reflected the sales increase as described above along with manufacturing efficiency gains and the impact of cost reduction efforts.  Net income for the third quarter of 2010 includes the favorable impact of $2 million from movements in foreign exchange rates, when compared to the second quarter of last year.

When compared to the first nine months of 2009, net sales in the nine months ended September 30, 2010 reflected a decrease in sales of fiber-to-the-premises products, lower sales of optical fiber and cable products in China, and the absence of sales from two businesses sold last year, offset by higher sales of private network products globally.  Sales from the two businesses sold in 2009 totaled $40 million in the first nine months of 2009.  Net sales in the nine months ended September 30, 2010 were negatively impacted by $7 million from movements in foreign exchange rates, when compared to the same period last year.

Index

For the nine months ended September 30, 2010, the increase in net income reflected the absence of restructuring charges from last year, volume strength in private network products, and the impact of cost reduction efforts.  Net income of this segment in the nine months ended September 30, 2009 included $15 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce.  Net income in the nine months ended September 30, 2010 includes the favorable impact of $8 million from movements in foreign exchange rates, when compared to the same period last year.

The Telecommunications segment has a concentrated customer base.  For the three and nine months ended September 30, 2010, one customer of the Telecommunications segment represented approximately 15% and 16%, respectively, of total segment sales.

Outlook:
For the fourth quarter of 2010, we expect sales to be down approximately 10% when compared to the third quarter of 2010, consistent with historical fourth quarter declines.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales:
Automotive	$119	$103	16%	$345	$252	37%
Diesel	89	64	39%	239	157	52%
Total net sales	$208	$167	25%	$584	$409	43%

Net income (loss)	$11	$(4)	*	$27	$(57)	*

* The percentage change calculation is not meaningful.

When compared to the previous year, the increase in net sales of this segment for the three and nine months ended September 30, 2010 resulted from higher sales volumes for both automotive and diesel products.  In the nine months ended September 2009, net sales of automotive products were negatively impacted by lower automotive production caused by the global recession and inventory reductions at manufacturers and on dealer lots.  We believe automobile inventories began returning to more normalized levels in the fourth quarter of 2009 and in 2010, resulting in increased volume for automotive products through the third quarter of 2010.  Net sales of diesel products in the three and nine months ended September 30, 2010 were higher when compared to the same periods last year, reflecting stronger sales in Europe and a continued recovery in the freight industry due to improving economic conditions and implementation of governmental regulations.  Net sales in the three and nine months ended September 30, 2010 included the negative impact of $6 million from movements in foreign exchange rates when compared to the same periods last year.

Net income in the three and nine months ended September 30, 2010 increased due to higher sales volumes, cost reduction efforts, and improvements in manufacturing performance, offset somewhat by higher freight costs in both periods when compared to last year.  Net income in the nine months ended September 30, 2010 also reflected the absence of restructuring charges in comparison to the same period last year.  In the nine months ended September 30, 2009, net loss of this segment included $22 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales last year.  Net income in the three and nine months ended September 30, 2010 included the negative impact of $2 million and $5 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

Index

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three and nine months ended September 30, 2010, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 86% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the fourth quarter of 2010, we expect sales to be even when compared to the third quarter, as growth in our diesel products offsets normal seasonal declines for automotive products.

Specialty Materials
The following table provides net sales and net loss for the Specialty Materials segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$159	$90	77%	$381	$221	72%
Net loss	$(5)	$(11)	*	$(29)	$(48)	*

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

Net sales for the three and nine months ended September 30, 2010 increased due primarily to higher sales of Corning® Gorilla® glass and an increase in sales of display components and semiconductor optics and components when compared to the same period last year.  Sales of Corning® Gorilla® glass have continued to increase as the Company moves to capitalize on market opportunities for this product, which is designed to function as a protective cover glass for high-end display devices such as notebook PCs, televisions and mobile phones.  Net sales in the three and nine months ended September 30, 2010 included the negative impact of $2 million from movements in foreign exchange rates when compared to the same periods last year.

For the third quarter of 2010, the decrease in net loss for this segment was primarily due to the higher sales volume, offset by costs associated with adding capacity for Corning® Gorilla® glass production for the TV cover glass market.  The lower net loss for the nine months ended September 30, 2010 resulted from higher sales and the absence of restructuring charges that were offset somewhat by costs associated with adding capacity.  The net loss for the nine months ended September 30, 2009 included $17 million of restructuring charges for the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales last year.  Movements in foreign exchange rates did not significantly impact the net loss of this segment for the three and nine months ended September 30, 2010, when compared to the same periods last year.

For the three months ended September 30, 2010, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 35% of total segment sales.  For the nine months ended September 30, 2010, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for approximately 41% of total segment sales.

Index

Outlook:
For the fourth quarter of 2010, we expect sales of this segment to increase by approximately 10% – 20% when compared to the third quarter of 2010, driven by increased sales of Corning® Gorilla® glass.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$125	$92	36%	$368	$249	48%
Net income	$13	$12	8%	$48	$29	66%

Net sales in the three and nine months ended September 30, 2010 increased when compared to the same period last year due largely to sales from the acquisition of Axygen BioScience, Inc. (Axygen), which was completed in the third quarter of 2009.  The acquisition of Axygen supported the Company’s strategy to expand Corning’s portfolio of life sciences products and enhance global customer access in this business.

For the three and nine months ended September 30, 2010, the increase in net income resulted primarily from higher sales as described above, offset somewhat by project costs and higher cost of materials.  Net income for the nine months ending September 30, 2010 also reflected the absence of restructuring charges when compared to the same period last year.  For the nine months ended September 30, 2009, net income of this segment included $8 million of restructuring charges associated with the Company’s corporate-wide restructuring plan.  Movements in foreign exchange rates did not significantly impact the net sales or net income for this operating segment.

For the three and nine months ended September 30, 2010, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 38% and 39%, respectively, of net sales when combined.

Outlook:
For the fourth quarter of 2010, we expect net sales to increase by approximately 5%, when compared to the third quarter of 2010, due to a small acquisition which was completed on October 1, 2010.

All Other
All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and net loss for All Other (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09

Net sales	$1	$1	0%	$4	$3	33%
Research, development and engineering expenses	$24	$20	20%	$80	$90	(11)%
Equity earnings of affiliated companies	$16	$3	433%	$32	$31	3%
Net loss	$(12)	$(17)	*	$(46)	$(51)	*

* The percentage change calculation is not meaningful.

Index

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

The decrease in this segment’s net loss for the three months ended September 30, 2010 was largely due to an increase in equity earnings from Samsung Corning Precision’s non-LCD glass businesses, offset somewhat by higher operating expenses when compared to the previous year.  Net loss in the third quarter of 2010 was negatively impacted by $11 million from movements in foreign exchange rates, when compared to the same period last year.  For the nine months ended September 30, 2010, the net loss of this segment decreased when compared to the first nine months of 2009 due to increase in equity earnings from Samsung Corning Precision’s non-LCD glass businesses, reduced operating expenses and the absence of restructuring charges.  The first nine months of 2009 included $4 million of restructuring charges.  Net loss of this segment in the nine months ended September 30, 2010 was not significantly impacted by the movements in foreign exchange rates when compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the three and nine months ended September 30, 2010 and 2009:

•	In the third quarter of 2010, we completed the following debt-related transactions:
o
We issued $400 million of 5.75% senior unsecured notes that mature on August 15, 2040 and $300 million of 4.25% senior unsecured notes that mature on August 15, 2020.  The net proceeds of $689 million from the offering were used to fund the repurchase of debt securities and for general corporate purposes.

o
We repurchased $126 million of our 6.2% senior unsecured notes due 2016 and $100 million of our 5.9% senior unsecured notes due 2014 and recognized a pre-tax loss of $30 million upon the early redemption of these notes.

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

Capital Spending
Capital spending totaled $534 million and $727 million for the nine months ended September 30, 2010 and 2009, respectively.  Spending in the nine months ended September 30, 2010 was driven primarily by projects in our Display Technologies segment.

In the third quarter of 2010, we announced multi-year investment plans for additional manufacturing capacity that will benefit a number of our segments.  The plans include $800 million for spending associated with a new LCD glass substrate facility in the People’s Republic of China to meet expected growing demand for our LCD glass.  Spending for this facility began in September of this year and we expect production to begin in 2012.  Additional investments will include construction projects in other regions to expand capacity for Eagle XG® LCD glass substrates and will benefit our Specialty Materials segment by providing capacity for increased demand of Corning® Gorilla® glass.  The plans also include spending in the Environmental Technologies segment to expand its existing automotive substrate facilities in Shanghai, China and Kaiserslautern, Germany.  Additionally, the plans establish a Life Sciences manufacturing and distribution facility in the Yangtze River Delta in China.  These facilities are expected to be operational in 2011 and 2012.  We expect our 2010 capital spending to be about $1 billion, which is $200 million lower than we estimated at the end of the prior quarter.  Approximately $400 million to $500 million will be directed toward our Display Technologies segment in 2010.

Index

Cash Flows

Summary of cash flow data (in millions):
	Nine months ended September 30,
	2010	2009
Net cash provided by operating activities	$1,743	$1,164
Net cash used in investing activities	$(1,209)	$(1,139)
Net cash provided by financing activities	$173	$47

Net cash provided by operating activities increased 50% in the nine months ended September 30, 2010 when compared to the same period last year, due primarily to the significant increase in net income, offset somewhat by an increase in undistributed earnings of affiliated companies and the unfavorable impact of changes in working capital.

Net cash used in investing activities was higher in the nine months ended September 30, 2010 when compared to the same period last year due to an increase in short term investments, offset by lower capital spending and the absence of the impact of the Axygen acquisition completed in the third quarter of 2009.  Capital spending in the nine months ended September 30, 2009 was driven primarily by projects in our Display Technologies segment that were completed in 2008.

The increase in net cash from financing activities in the nine months ended September 30, 2010 is largely due to proceeds received in the third quarter of 2010 from the issuance of $700 million face amount of new senior unsecured notes, offset by the repurchase of $226 million of our previously-issued senior unsecured notes.  Dividend payments were even in both periods presented.

Customer Deposits
Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates.  The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods.  Between 2004 and 2007, we received a total of $937 million for customer deposit agreements.  We do not expect to receive additional deposits related to these agreements.  During the nine months ended September 30, 2010 and 2009, we issued $76 million and $207 million, respectively, in credit memoranda.  Refer to Note 13 (Customer Deposits) to the consolidated financial statements for additional information.

Restructuring, Impairment and Other Charges (Credits)
In the third quarter of 2009, we recorded a charge of $10 million, which was comprised of severance costs for a restructuring plan in the Environmental Technologies segment and asset disposal costs in other segments.  In the first quarter of 2009, we recorded a charge of $165 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009.  The charge included costs for severance, special termination benefits, outplacement services, and the impact of a curtailment loss for postretirement benefits.  Total cash expenditures associated with these actions are expected to be approximately $110 million, with the majority of spending completed by the end of 2010.  Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the consolidated financial statements for additional information.

Index

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of September 30, 2010	As of December 31, 2009

Working capital	$5,669	$3,982
Working capital, excluding cash, cash equivalents, and short-term investments	$640	$399
Current ratio	4.3:1	3.6:1
Trade accounts receivable, net of allowances	$854	$753
Days sales outstanding	48	44
Inventories	$712	$579
Inventory turns	5.5	5.1
Days payable outstanding (1)	38	36
Long-term debt	$2,390	$1,930
Total debt to total capital	12%	11%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2009 Form 10-K.  The Outlook includes updates by Fitch on May 17, 2010 and Moody’s on February 19, 2010:
RATING AGENCY Last Update	Rating Long-Term Debt	Outlook

Fitch	BBB+	Positive
May 17, 2010

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
February 19, 2010

Management Assessment of Liquidity
We ended the third quarter of 2010 with approximately $5.0 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At September 30, 2010, slightly more than half of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are available for repatriation, subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.  During the fourth quarter of 2010, we plan to repatriate to the U.S. approximately $1.1 billion of current year earnings from certain foreign subsidiaries.  We expect previously accumulated non-U.S. cash balances will remain outside of the U.S.  In addition to the current repatriation, we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.  In conjunction with our plan to repatriate cash to the U.S., we will temporarily borrow against our unsecured committed revolving line of credit in the fourth quarter of 2010.  Any amounts borrowed will be repaid by December 31, 2010.

Index

Realized gains and losses for the nine months ended September 30, 2010 and 2009 were not significant.  Volatility in financial markets may limit Corning’s access to capital markets, constrain issuance amounts available to Corning, and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning.  Still, from time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

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

Our major source of funding for the remainder of 2010 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents and short-term investments.  We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.  Corning also has access to a $1.1 billion unsecured committed revolving line of credit through November 2011.  This credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio.  At September 30, 2010, we were in compliance with both financial covenants.

The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At September 30, 2010 and December 31, 2009, our leverage using this measure was 12% and 11%, respectively.  The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times.  At September 30, 2010 and December 31, 2009, our interest coverage ratio using this measure was 27.9 times and 30.3 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument.  As of September 30, 2010, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2009 Form 10-K and remain unchanged through the third quarter of 2010.  For certain items, additional details are provided below.

Index

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

As of September 30, 2010 and December 31, 2009, we have not identified any instances where the carrying values of our long-lived assets were not recoverable.  At September 30, 2010 and December 31, 2009, the fair market value of precious metals was higher than our carrying value by $330 million and $193 million, respectively.  Currently these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings.  There is the potential for impairment in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products of our Display Technologies segment or a significant decrease in its profitability.

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

For variable interest entities, we routinely assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by U.S. GAAP.  Corning leases certain transportation equipment from three Trusts that qualify as variable interest entities.  The sole purpose of these entities is to lease transportation equipment to Corning.  None of these entities is considered significant to Corning’s consolidated financial statements.

Index

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-6).  Corning adopted ASU 2010-06 effective January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are deferred until fiscal years beginning after December 15, 2010.  Corning believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when updated.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2010, and December 31, 2009, Corning had accrued approximately $34 million (undiscounted) and $26 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Index

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

Index

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

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended September 30, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2010, Corning had accrued approximately $34 million (undiscounted) for its estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of September 30, 2010, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $8 million.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of September 30, 2010, Dow Corning has estimated the liability to commercial creditors to be within the range of $81 million to $264 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $81 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  The LMI Claimants offered two calculations of their claim amount:  $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively.  These estimates were explicitly characterized as preliminary and subject to change.  Litigation regarding this claim is in the discovery stage.  Dow Corning disputes the claim and is unable to reasonably estimate any potential liability.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning relating to the breast implant product lawsuits under the jurisdiction of the Bankruptcy Court will be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Index

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

As a result, Corning believes the Amended PCC Plan, modified as indicated below, now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court.  At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability.  Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court.  Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan.  The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value.  Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Amended PCC Plan originally required Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.  Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each.  In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions.  These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers.  Confirmation hearings on the Amended PCC Plan were held in June 2010 and briefs discussing the legal issues have been filed.

Index

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning.  Corning has recorded an additional $150 million for such claims in its estimated asbestos litigation liability.  The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available.

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

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation.  Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater.  Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site.  Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed.  The second case was dismissed by the Court on August 12, 2009.  On November 17, 2009, the Court denied plaintiff’s request to file an amended complaint.  On December 14, 2009, plaintiff gave notice of its appeal of the District Court’s opinion and order dismissing its case to the U.S. Court of Appeals for the Seventh Circuit.  Oral argument on plaintiff’s appeal was conducted on October 1, 2010.

Index

Commission of European Communities Competition Investigation.  In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request from the Competition DG on March 30, 2009 for certain information.  Corning and Samsung Corning Precision have responded to those requests for information.  On October 9, 2009, in connection with its investigation, the Competition DG made a further request for information from both Corning and Samsung Corning Precision to which each party has responded.  Samsung Corning Precision has also responded to the Competition DG and authorities in other jurisdictions, including the United States in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of cathode ray tube glass.

Supply Disputes.  In early September 2009, a significant customer of Corning’s LCD glass display business in Asia notified Corning Display Technologies Taiwan Co. Ltd. in writing that it considers Corning Display Technologies to be in breach of the supply agreement between the companies.  In September of 2010, the parties amicably resolved this dispute.

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

Chinese Antidumping Investigation.  On April 22, 2010, the Chinese Ministry of Commerce initiated an antidumping investigation against manufacturers of optical fiber based in the U.S. and the European Union, alleging that standard single-mode optical fiber was sold in China at lower prices than in the respective home country.  This matter does not present a claim for damages, but the Ministry may prospectively impose additional duties on imported fiber products.  Corning is defending this matter vigorously.  Corning management is not able to estimate the impact of this proceeding upon its export business to China pending a final determination or to express assurances regarding the likelihood that an additional duty may or may not be imposed.

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

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal third quarter of 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
July 1-31, 2010	40,547	$17.28	0	$0
August 1-31, 2010	17,806	$18.55	0	$0
September 1-30, 2010	1,366	$16.68	0	$0
Total	59,719	$17.65	0	$0

(1)
This column reflects the following transactions during the fiscal third quarter of 2010:  (i) the deemed surrender to us of 17,806 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 41,913 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
During the quarter ended September 30, 2010, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

Index

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	3(i)	Certificate of Change related to Restated Certificate of Incorporation filed with Secretary of State of the State of New York on July 23, 2010.

	10	Special Retirement Transition Agreement dated July 30, 2010 between Corning Incorporated and Peter F. Volanakis.

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

November 1, 2010	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

November 1, 2010	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)