Form 10-K
period 2010-12-31
CORNING INC /NY
filed 2011-02-10
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

                                                                         Yes  ☐                                           No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24.8 billion based on the $16.15 price as reported on the New York Stock Exchange.

There were 1,565,707,084 shares of Corning’s common stock issued and outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 14, 2011, and filed for the Registrant’s 2011 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

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

Corning is a global, technology-based corporation that operates in five reportable business segments: Display Technologies, Telecommunications, Environmental Technologies, Specialty Materials and Life Sciences. Corning manufactures and processes products at approximately 60 plants in 14 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs), that are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. Corning’s facilities in Kentucky, Japan, Taiwan, and China and those of Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) in Korea develop, manufacture and supply high quality glass substrates using a proprietary fusion manufacturing process and technology expertise. Corning owns 50% of Samsung Corning Precision, Samsung Electronics Co., Ltd. owns 43% and three other shareholders own the remaining 7%. Samsung Corning Precision sells LCD glass to panel manufacturers in Korea, while panel manufacturers located in Japan, Taiwan, Singapore and China and other leading LCD-producing areas of the world are supplied by Corning. Samsung Corning Precision’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

Corning is a technology leader in this market introducing new large-sized glass substrates used by our customers in the production of larger LCDs for monitors and television. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. In industry language, glass sizes advance in what are called generations. Glass substrates are currently available from Corning in sizes up to Generation 10 (2,850mm x 3,050mm). Generation 10 glass substrates are produced at our newest manufacturing facility, which opened in October 2009. This advanced facility, located at Sharp Corporation’s industrial complex in Sakai City, Japan, eliminates the need for traditional packaging, shipping, and delivery methods. Large substrates (Generation 5 and higher) allow LCD manufacturers to produce larger and a greater number of panels from each substrate. The larger size leads to economies of scale for LCD manufacturers.

Corning invented its proprietary fusion manufacturing process, which is the cornerstone of the Company’s technology leadership in the LCD industry. The automated process yields high quality glass substrates with excellent dimensional stability and uniformity - essential attributes for the production of increasingly larger, high performance active matrix LCDs. Corning’s fusion process is scalable and is thought to be the most effective process in producing large size substrates. In 2006, Corning launched EAGLE XG®, the industry’s first environmentally-friendly LCD glass substrate that is free of heavy metals. In 2010, leveraging the EAGLE XG® composition, Corning introduced EAGLE XG® Slim glass, a new line of slim glass substrates which enables lighter-weight portable devices and thinner televisions and monitors.

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

The Display Technologies segment represented 45% of Corning’s sales for 2010.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable, and hardware and equipment products for the worldwide telecommunications industry. Corning invented the world’s first low-loss optical fiber approximately 40 years ago and now offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, fiber-to-the-home access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor® fibers for local area networks, data centers and central offices; SMF-28e+™ single-mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; SMF-28® ULL fiber; LEAF® optical fiber for long-haul, regional and metropolitan networks; ClearCurve® ultra-bendable single-mode fiber for use in multiple dwelling units and fiber-to-the-home applications; ClearCurve® ultra-bendable multimode fiber for data centers and other enterprise networks; and Vascade® submarine optical fibers for use in submarine networks. Corning has two optical fiber manufacturing facilities in North Carolina and another facility in China.

A significant portion of Corning’s optical fiber is sold to subsidiaries such as Corning Cable Systems LLC, Beijing CCS Optical Fiber Cable Co., Ltd., Chengdu CCS Optical Fiber Cable Co., Ltd. and Corning Cable Systems Polska Sp. Z o.o. Optical fiber is cabled prior to being sold to end users in cabled form. Corning’s remaining fiber production is sold directly to end users or third party cablers around the world. Corning’s cabling operations include facilities in North Carolina, Poland, China, Germany and smaller regional locations and equity affiliates.

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

The Telecommunications segment represented 26% of Corning’s sales for 2010.

Environmental Technologies Segment

Corning’s Environmental Technologies segment manufactures ceramic substrates and filter products for emissions control in mobile and stationary applications around the world. In the early 1970’s, Corning developed an economical, high-performance cellular ceramic substrate that is now the standard for catalytic converters in vehicles worldwide. As global emissions control regulations tighten, Corning has continued to develop more effective and durable ceramic substrate and filter products for gasoline and diesel applications. Corning manufactures substrate and filter products in New York, Virginia, China, Germany and South Africa. Corning sells its ceramic substrate and filter products worldwide to manufacturers of emission control systems who then sell to automotive and diesel vehicle or engine manufacturers. Although most sales are made to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers.

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

The Environmental Technologies segment represented 12% of Corning’s sales for 2010.

Specialty Materials Segment

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics components, aerospace and defense, astronomy, ophthalmic products, telecommunications components and protective cover glass that is optimized for portable display devices and televisions. Semiconductor optics manufactured by Corning includes high-performance optical material products, optical-based metrology instruments, and optical assemblies for applications in the global semiconductor industry. Corning’s semiconductor optics products are manufactured in New York. Our protective cover glass, known as Corning® Gorilla® glass, is an environmentally friendly thin sheet glass designed specifically to function as a protective cover glass for display devices such as notebook PCs, televisions and mobile phones. Corning Gorilla glass is manufactured in Kentucky, Japan and Taiwan. Other specialty glass products include glass lens and window components and assemblies and are made in New York, New Hampshire, Kentucky and France or sourced from China.

The Specialty Materials segment represented approximately 9% of Corning’s sales for 2010.

Life Sciences Segment

As a leading developer, manufacturer and global supplier of scientific laboratory products for more than 90 years, Corning’s Life Sciences segment collaborates with researchers seeking new approaches to increase efficiencies, reduce costs and compress timelines in the drug discovery process. Using unique expertise in the fields of materials science, surfaces, and biology, the segment provides innovative solutions that improve productivity and enable breakthrough discoveries.

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

In September 2009, Corning acquired Axygen BioScience, Inc. and its subsidiaries (Axygen). Axygen is a leading manufacturer and distributor of high quality plastic consumables, liquid handling products and bench-top laboratory equipment. The acquisition of Axygen, which was integrated into Corning’s Life Sciences segment, supports Corning’s strategy to expand its portfolio of life sciences products and enhance global customer access in this business. In addition to its existing Corning, Costar and Pyrex brands, Corning now sells life science products under the Axygen, Sorenson BioScience, Labnet, HTL, Gosselin and ALP brands.

Patent protection is important to the segment’s operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition, through some well known trademarks, is important to the segment. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Life Sciences segment represented approximately 8% of Corning’s sales for 2010.

All Other

Other products primarily include development projects and new product lines, certain corporate investments, Samsung Corning Precision’s non-LCD business, and Corning’s Eurokera and Keraglass equity affiliates with Saint Gobain Vitrage S.A. of France, which manufacture smooth cooktop glass/ceramic products in France, China, and South Carolina. Development projects and new product lines involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass applications. In 2006, Corning announced the commercial launch of the Epic™ system, a high-throughput label-free screening platform based on optical biosensor technology. The system offers drug developers the ability to evaluate promising new drug targets through both biochemical and cell-based drug discovery applications. In September 2009, Corning and Samsung Corning Precision formed Corsam Technologies LLC (Corsam), a new equity affiliate established to provide glass technology research for future product applications. Corning and Samsung Corning Precision each own 50% of the common stock of Corsam and Corning has agreed to provide research and development services to Corsam.

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

All Other products represented less than 1% of Corning’s sales for 2010.

Additional explanation regarding Corning and its five segments is presented in Management’s Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 20 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company headquartered in Michigan that manufactures silicone products worldwide. Dow Corning is a leader in silicon-based technology and innovation, offering more than 7,000 products and services. Dow Corning is the majority-owner of Hemlock Semiconductor, a market leader in the production of high purity polycrystalline for the semiconductor and solar energy industries. Dow Corning’s sales were $6.0 billion in 2010. Additional discussion about Dow Corning appears in the Legal Proceedings section. Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

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

Display Technologies Segment

Corning, including Samsung Corning Precision, is the largest worldwide producer of glass substrates for active matrix LCD displays. In 2010, Corning remained in a strong competitive position following improvements in economic conditions. Corning believes it has sustained its competitive advantages in LCD glass substrate products by investing in new technologies, providing a consistent and reliable supply and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals. Asahi Glass, Nippon Electric Glass and Avan Strate, Inc. (formerly NH Techno) are Corning’s principal competitors in display glass substrates.

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

For hardware and equipment products, significant competitors are 3M Company (3M), Tyco Electronics, Furukawa OFS and CommScope.

Environmental Technologies Segment

For worldwide automotive ceramic substrate products, Corning has a leading market position that has remained relatively stable over the past year. Corning has also established a strong presence in the heavy duty and light duty diesel vehicle market and believes its competitive advantage in automotive ceramic substrate products for catalytic converters is based upon global presence, customer service, engineering design services and product innovation. Corning’s Environmental Technologies products face principal competition from NGK, Denso, and Ibiden.

Specialty Materials Segment

Corning is one of very few manufacturers with deep capabilities in materials science, optical design, shaping, coating, finishing, metrology, and system assembly. Additionally, we are addressing emerging needs of the consumer electronics industry with the development of chemically strengthened glass. Corning’s Gorilla glass is an environmentally friendly thin-sheet glass that is better able to survive events that most commonly cause glass failure. Its advanced composition allows a deeper layer of chemical strengthening than is possible with most other chemically strengthened glasses, making it both durable and damage resistant. Our products and capabilities in this segment position the Company to meet the needs of a broad array of markets including aerospace/defense, display, semiconductor, astronomy, vision care, industrial/commercial, and telecommunications. For this segment, Schott, Shin-Etsu Quartz Products, Asahi Fine Glass, Carl Zeiss, Nikon, NEG, Transitions Optical, Oerlikon, Hoya and Heraeus are the main competitors.

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

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations. In 2010, Corning was granted over 250 patents in the U.S. and over 325 patents in countries outside the U.S.

Each business segment possesses its own patent portfolio that provides certain competitive advantages in protecting Corning’s innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2010, Corning and its wholly-owned subsidiaries owned over 4,300 unexpired patents in various countries of which about 2,300 were U.S. patents. Between 2011 and 2013, approximately 11% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 6,750 patent applications in process, with about 1,900 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 375 patents in various countries, of which over 150 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2011 and 2013.

The Telecommunications segment has over 1,700 patents in various countries, of which over 900 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iii) patents relating to optical fiber connectors, termination and storage and associated methods of manufacture. A few patents relating to optical fiber manufacturing and dispersion compensating fiber will expire between 2011 and 2013.

The Environmental Technologies segment has over 395 patents in various countries of which over 200 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. There is no group of important Environmental Technologies patents set to expire between 2011 and 2013.

The Specialty Materials segment has over 450 patents in various countries of which over 275 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to ophthalmics, LCD imagemask and semiconductor/microlithography optics and blanks, metrology instrumentation and laser/precision optics, protective cover glass, glass polarizers, specialty fiber, and refractories. There is no group of important Specialty Materials patents set to expire between 2011 and 2013.

The Life Sciences segment has over 200 patents in various countries of which over 100 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products as well as equipment and processes for label independent drug discovery. There is no group of important Life Sciences patents set to expire between 2011 and 2013.

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

Corning’s principal trademarks include the following: Corning, Celcor, DuraTrap, EagleXG, Epic, Evolant, HPFS, Lanscape, Pyrex, ClearCurve, SMF-28e, Gorilla, and Jade.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $5 million in 2010 and are estimated to be $10 million in 2011.

Corning’s 2010 consolidated operating results were charged with approximately $38 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2010, Corning had approximately 26,200 full-time employees, including approximately 10,600 employees in the United States. From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers. Unions are certified as bargaining agents for approximately 29% of Corning’s United States employees.

Executive Officers of the Registrant

Wendell P. Weeks  Chairman, Chief Executive Officer and President

Mr. Weeks joined Corning in 1983 and was named a vice president and deputy general manager of the Telecommunications Products division in 1995, vice president and general manager in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president in 1999, president, Corning Optical Communications in 2001, president and chief operating officer of Corning in 2002, and president and chief executive officer in 2005. Mr. Weeks became chairman and chief executive officer on April 26, 2007, and president on December 31, 2010. Mr. Weeks is a director of Merck & Co. Inc. Mr. Weeks has been a member of Corning’s Board of Directors since 2000. Age 51.

James B. Flaws  Vice Chairman and Chief Financial Officer

Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning’s Board of Directors since 2000. Age 62.

Kirk P. Gregg  Executive Vice President and Chief Administrative Officer

Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, Administration in December 1997 and to his current position in 2002. He is responsible for Human Resources, Information Technology, Procurement and Transportation, Aviation, Community Affairs, Government Affairs, Business Services and Corporate Security. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 51.

Lawrence D. McRae  Executive Vice President, Strategy and Corporate Development

Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was elected vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, and senior vice president Strategy and Corporate Development in October 2005. He was elected to his present position in October 2010. Mr. McRae is on the board of directors of Dow Corning Corporation, and Samsung Corning Precision Materials Co., Ltd. Age 52.

Joseph A. Miller  Executive Vice President and Chief Technology Officer

Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was elected to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966. Dr. Miller is a director of Greatbatch, Inc. and Dow Corning Corporation. Age 69.

Pamela C. Schneider  Executive Vice President and Operations Chief of Staff

Ms. Schneider joined Corning in 1986 as senior financial analyst in the Controllers Division. In 1988 she became manager of internal audit. In 1990 she was named controller and in 1991 chief financial officer of Corning Asahi Video Products Company. In January 1993, she was appointed vice president and chief financial officer for Corning Consumer Products Company, and in 1995 vice president Finance and Administration. In 1997, she was named vice president and in 1999 senior vice president, Human Resources and diversity officer for Corning Incorporated. Ms. Schneider was elected senior vice president and Operations chief of staff in April 2002, and to her present position in October 2010. Age 56.

R. Tony Tripeny  Senior Vice President, Corporate Controller and Principal Accounting Officer

Mr. Tripeny joined Corning in 1985 as the corporate accounting manager of Corning Cable Systems, and became the Keller facility’s plant controller in 1989. In 1993, he was appointed equipment division controller of Corning Cable Systems and, in 1996 corporate controller. Mr. Tripeny was appointed chief financial officer of Corning Cable Systems in July 2000. In 2003, he took on the additional role of group controller, Telecommunications, Corning Incorporated. He was appointed division vice president, operations controller in August 2004, and vice president, corporate controller in October 2005. Mr. Tripeny was elected to his current position in April 2009. Age 51.

Vincent P. Hatton  Senior Vice President and General Counsel

Mr. Hatton joined Corning in 1981 as an assistant corporate counsel and became a division counsel in 1984. Mr. Hatton was named assistant general counsel, Specialty Materials in May 1993, and director of the Legal Department in 1995. Mr. Hatton was elected vice president in 1998 and senior vice president in 2003. Mr. Hatton was elected to his current position on March 1, 2007. Age 60.

Document Availability

A copy of Corning’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Vice President, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations line on Corning’s web site at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A.    Risk Factors

Set forth below are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Annual Report or otherwise have a detrimental affect on the Company. These risks should be considered in making any investment decisions in Corning. Future results could be affected materially by general industry and market conditions, changes in laws or accounting rules, general economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Annual Report. Other risks not described above, or unknown to us, may also adversely affect Corning or its results.

As a result of ongoing volatility in the economies of the United States and many other countries, a number of the risks we normally face may increase in both our consolidated operations and at our equity method investments. These include:

•

Reduced consumer demand for the products our customers manufacture, notably automobiles and heavy duty trucks, LCD televisions and computer monitors resulting in lowering demand for the products we sell.

•	Increased price competition resulting in lower sales, profitability and cash flow.
•	Deterioration in the financial condition of our customers resulting in reduced sales, an inability to collect receivables, payment delays or potentially their bankruptcy or insolvency.
•

Increased risk of insolvency of financial institutions, which may limit Corning’s liquidity in the future or adversely affect its ability to use its revolving credit facility, or result in losses from hedged transactions or from counterparty risk on various financial transactions.

•

Increased turmoil in the financial markets may limit Corning’s, its customers’ or suppliers’ ability to access the capital markets or may result in terms and conditions for such access that are more restrictive and costly than in the past.

•	Declines in our businesses that could result in material charges for restructuring or asset impairments.
•	Increased risk that financial investments by our customers, suppliers or equity companies may not achieve historical levels of liquidity.

Our sales could be negatively impacted by the actions or circumstances of one or more key customers leading to the substantial reduction in orders for our products

In 2010, Corning’s ten largest customers accounted for 55% of our sales.

In addition, a relatively small number of customers accounted for a high percentage of net sales in our reportable operating segments. For 2010, three customers of the Display Technologies segment accounted for 72% of total segment net sales when combined. In the Telecommunications segment, one customer accounted for 15% of segment net sales. In the Environmental Technologies segment, three customers accounted for 86% of total segment sales in aggregate. In the Specialty Materials segment, three customers accounted for 43% of segment sales in 2010. In the Life Sciences segment, two distributors accounted for 37% of segment sales in 2010. As a result of mergers and consolidations between customers, Corning’s customer base could become more concentrated.

Samsung Corning Precision’s sales were also concentrated in 2010, with sales to two LCD panel makers located in South Korea accounting for approximately 93% of total Samsung Corning Precision sales.

The sale of LCD glass substrates in 2010 and previous years provide no assurance that positive trends will continue. Our customers are LCD panel and color filter makers. As they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, designs, price, or other seasonal factors, may lead to pauses in market growth from time to time. Our customers may not be able to maintain their profitability or access sufficient capital to fund routine maintenance and operations or planned expansions which may limit their pace of orders to us. Emerging material technologies could replace our glass substrates for certain applications resulting in a decline in demand for our LCD products. Technologies for displays in competition with LCD panels may reduce or eliminate the need for our glass substrates. These technologies may include organic light emitting diodes and plasma display panels. New process technologies developed by our competitors may also place us at a cost or quality disadvantage. Our inability to manufacture glass substrates in the sizes and quantities needed by our customers may result in loss of revenue, margins and profits or liabilities for failure to supply. A scarcity of resources, limitations on technology, personnel or other factors resulting in a failure to produce commercial quantities of very large-size glass substrates, particularly from facilities at a major customer in Japan, could have adverse financial consequences to us.

Our Telecommunications segment customers’ purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. Sales in the Telecommunications segment are expected to be impacted by the pace of fiber-to-the-premises deployments by our customers such as Bell Canada, Bell Aliant, NBN Co., and Verizon Communications Inc. Our sales will be dependent on planned targets for homes passed and connected. Changes in our customers’ deployment plans could adversely affect future sales in any quarter or for the full year.

In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions are expected to fluctuate with vehicle production. Changes in governmental laws and regulations for air quality and emission controls may also influence future sales. Sales in our Environmental Technologies segment are mainly to three catalyzers and emission system control manufacturers. Our customers sell these systems to automobile and diesel engine original equipment manufacturers. Sales in this segment may be affected by adverse developments in the global vehicle or freight hauling industries or by such factors as higher fuel prices that may affect vehicle sales or downturns in freight traffic.

Certain sales in our Specialty Materials segment track worldwide economic cycles and our customers’ responses to that cycle. In addition, sales of strengthened glass for personal handheld devices and LCD television cover glass may fail to materialize. We may experience losses relating to our inability to supply contracted quantities of this glass and new processes currently planned to produce this glass may not be successful.

Sales in our Life Sciences segment are through two large distributors, and the remaining balance is to a variety of government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. In 2010, our two largest distributors accounted for 37% of Life Sciences’ segment sales. Changes in our distribution arrangements in this segment may adversely affect this segment’s financial results.

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

•

our ability to manufacture adequate quantities of increasingly larger glass substrates and strengthened glass for handheld devices, to satisfy our customers technical requirements and our contractual obligations;

•	continued strong demand for notebook computers and LCD monitors;
•	growth in purchases of LCD televisions to replace other technologies;
•	screen size of LCD televisions, which affects glass demand;
•	our ability to develop new products in response to government regulations and laws, particularly diesel filter products in the Environmental Technologies segment;
•	growth of the fiber-to-the-premises build-out in North America, western Europe and Australia; and
•	growth in emerging markets in other geographic regions.

We face pricing pressures in each of our leading businesses that could adversely affect our financial performance

We face pricing pressure in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we work consistently toward reducing our costs to offset pricing pressures, we may not be able to achieve proportionate reductions in costs or sustain our current rate of cost reduction. We anticipate pricing pressures will continue into 2011 and beyond in all our businesses.

We face risks related to our international operations and sales

We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in Taiwan, Japan and Korea, including an equity investment in Samsung Corning Precision operating in South Korea that makes glass substrates for the Korean LCD market. All of our Display segment customers are located in the Asia-Pacific region. As a result of these and other international operations, we face a number of risks, including:

•	geographical concentration of our factories and operations and regional shifts in our customer base;
•	periodic health epidemic concerns;
•	complexity of managing global operations;
•	difficulty in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;
•	tariffs, duties and other trade barriers including anti-dumping duties;
•	differing legal systems;
•	natural disasters such as floods and earthquakes;
•	potential power disruption or loss affecting glass production and equipment damage;
•	political and economic instability in foreign markets; and
•	foreign currency risk.

Any of these items could cause our sales or profitability to be significantly reduced.

Additionally, a significant amount of the specialized manufacturing capacity for our Display Technologies segment is concentrated in three overseas countries and it is reasonably possible that the operations of one or more such facilities could be disrupted. Due to the specialized nature of the assets and the customers’ locations, it may not be possible to find replacement capacity quickly or substitute production from facilities in other countries. Accordingly, loss of these facilities could produce a near-term severe impact on our display business and the Company as a whole.

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, New Taiwan dollar, Korean won, and euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the U.S. dollar and Japanese yen. Sales in our Display Technologies segment, representing 45% of Corning’s sales in 2010, are denominated in Japanese yen. If sales grow in our Display Technologies segment, our exposure to currency fluctuations will increase. Corning hedges significant transaction and balance sheet currency exposures and uses derivatives instruments to limit exposure to foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results. Although we selectively hedge these items, changes in exchange rates (especially the Japanese yen to U.S. dollar) will significantly impact our reported revenues and profits.

If the financial condition of our customers declines, our credit risks could increase

Although we have a rigorous process to administer credit and believe our allowance is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers or our indirect customers fail to meet their payment obligations for our products, we could experience reduced cash flows and losses in excess of amounts reserved. Some customers of our Display Technologies segment are thinly capitalized and/or marginally profitable. In our Environmental Technologies segment, the U.S. auto makers and certain of their suppliers have encountered credit downgrades or have filed for bankruptcy protection. These factors may result in an inability to collect receivables or a possible loss in business.

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

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

We have recorded several charges for restructuring, impairment of assets, and the write-off of cost and equity-based investments in the past. Certain of our equity affiliates have also recorded restructuring charges. We and our affiliates may have additional actions that result in restructuring charges in the future.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2010, Corning had goodwill and other intangible assets of $716 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions made by the Company fail to achieve expected returns.

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

We face competition in most of our businesses

We expect that we will face continuous competition from existing competitors, low cost manufacturers and new entrants. We must invest in research and development, expand our engineering, manufacturing and marketing capabilities, and continue to improve customer service and support in order to remain competitive. We cannot provide assurance that we will be able to maintain or improve our competitive position.

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

Accounting and disclosure rules may affect financial results

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many areas of our business, such as revenue recognition, accounting for investments, fair value estimates and accounting for stock options, are very complex and involve significant and sometimes subjective judgments. Changes in these rules or their interpretation could significantly impact our reported earnings and operating income and could add significant volatility to those measures in the future, without a corresponding change in our cash flows.

We rely on key personnel and the loss of their services or the inability to attract and retain them may negatively affect our businesses

Our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those of our businesses focused on new products and advanced manufacturing processes, is essential to our business success. We also depend on the services of experienced key senior management.

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

We are subject to strict environmental regulations and regulatory changes that could result in fines or restrictions that interrupt our operations

Our manufacturing process generates chemical waste, waste water and other industrial waste and green-house gases at various stages in the manufacturing process, and we are currently or may be in the future subject to numerous laws and regulations relating to the use, storage, discharge and disposal of such substances. We have installed anti-pollution equipment for the treatment of chemical waste and waste water at our facilities. We have taken steps to affect the amount of greenhouse gases created by our manufacturing operations. However, we cannot provide assurance that environmental claims will not be brought against us or that government regulators will not take steps toward adopting more stringent environment standards.

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

We may experience difficulties in enforcing our intellectual property rights and we may be subject to claims of infringement of the intellectual property rights of others

We may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses. We cannot assure you that the patents that we hold or may obtain will provide meaningful protection against our competitors. Changes in or enforcement of laws concerning intellectual property may affect our ability to protect our intellectual property. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain and the outcome is often unpredictable. Other companies hold patents on technologies used in our industries and are aggressively seeking to expand, enforce and license their patent portfolios.

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

Current or future litigation may harm our financial condition or results of operations

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos, and adverse rulings in such lawsuits or the inability to successfully resolve such matters may adversely affect the Company. As described in Legal Proceedings, a new PCC Plan of Reorganization was filed with the Bankruptcy Court on January 29, 2009 proposing a resolution of PCC asbestos claims. It remains reasonably possible that changes to this new PCC Plan may be negotiated, and the elements of the plan and its approval are subject to a number of contingencies before the resolution outlined in that Plan becomes final.

We face risks through our equity method investments in companies that we do not control

Corning’s net income includes significant equity in earnings of associated companies. For the year ended December 31, 2010, we recognized $2.0 billion of equity earnings, of which 98% came from our two largest investments: Dow Corning (which makes silicone and high purity polycrystalline products) and Samsung Corning Precision (which primarily makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and is subject to political and geographic risks mentioned above, as well as business and other risks within the Display Technologies segment. Our equity investments may not continue to perform at the same levels as in recent years. In 2007, we recognized equity losses associated with Samsung Corning Co., Ltd. (a 50% equity method investment that made glass panels and funnels for conventional televisions), which recorded fixed asset and other impairment charges. Dow Corning emerged from Chapter 11 bankruptcy in 2004 and has certain obligations under its Plan of Reorganization to resolve and fund claims of its creditors and personal injury claimants. Dow Corning may incur further bankruptcy charges in the future, which may adversely affect its operations or assets.

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property including business interruption, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect in the future. Our insurance costs can be volatile and, at any time, can increase given changes in market supply and demand and our claim history. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our primary and excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching their policies. The financial health of other insurers may deteriorate. Several of our insurance carriers are litigating with us the extent, if any, of their obligation to provide insurance coverage for asbestos liabilities asserted against us. The results of that litigation may adversely affect our insurance coverage for those risks. In addition, we may not be able to obtain adequate insurance coverage for certain types of risk such as political risks, terrorism or war.

Our businesses may be subject to increased regulatory enforcement

Some of our business segments operate in industries with a concentrated number of competitors and customers, both foreign and domestic. While we have adopted a corporate-wide compliance program, we may become the subject of antitrust or other governmental investigations from many jurisdictions that may adversely impact our reputation or our ability to make and sell products in the future.

The acquisition of businesses by the Company may create liabilities or otherwise prove unsuccessful

Acquisition of businesses by the Company may result in losses arising from undisclosed or unanticipated liabilities of such businesses, or from the failure of such business to achieve the financial results anticipated at the time of their acquisition.

Other

Additional information in response to Item 1 is found in Note 20 (Operating Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We operate approximately 60 manufacturing plants and processing facilities, of which about one-half are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own substantially all of our research and development facilities and the majority of our manufacturing facilities. We own approximately 25% of our sales and administrative facilities, while the remaining facilities are leased.

For the years ended 2010, 2009 and 2008, we invested a total of $3.8 billion, primarily in facilities outside of the U.S. in our Display Technologies segment. Of the $1.0 billion spent in 2010, approximately $700 million was for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 25 million square feet. Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign

Manufacturing	19	8	11
Sales and administrative	2	2	0
Research and development	2	2	0
Warehouse	2	1	1

Total	25	13	12

Total assets and capital expenditures by operating segment are included in Note 20 (Operating Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 14 (Commitments, Contingencies, and Guarantees) to the Consolidated Financial Statements.

As a result of a decline in demand for our LCD glass in the second half of 2008, we temporarily idled more than half of our manufacturing capacity in the Display Technologies segment by the end of 2008. By the end of 2010, most of this capacity had been brought back on-line to meet an increase in demand for LCD glass and to replace existing capacity when needed. We also utilized some of this manufacturing capacity to satisfy the significant increase in demand for our Corning Gorilla glass products in 2010.

Item 3.    Legal Proceedings

Environmental Litigation.  Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2010, Corning had accrued approximately $30 million (undiscounted) for its estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust. As of December 31, 2010, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $3 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2010, Dow Corning has estimated the liability to commercial creditors to be within the range of $81 million to $267 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $81 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim. Based on settlement negotiations, Dow Corning has estimated that the most likely outcome will result in payment to the LMI Claimants in a range of $10 million to $20 million. Dow Corning has recorded a liability for an amount within this range as of December 31, 2010. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Corning relating to breast implant products are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

As a result, Corning believes the Amended PCC Plan, modified as indicated below, now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The Amended PCC Plan originally required Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances. Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each. In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions. These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers. Confirmation hearings on the Amended PCC Plan were held in June 2010 and briefs discussing the legal issues have been filed. The Bankruptcy Court opinion on the Amended PCC Plan is pending.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates.  Prior to their merger, Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling has been appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. The parties agreed not to accept the court’s attempt at mediation. A portion of an escrow account established upon completion of SLI’s initial public offering (“IPO”) on May 7, 2010 was used to pay court ordered interest for the delay of the IPO. Samsung Corning Precision has concluded that no provision for loss should be reflected in its financial statements. Possible appeals are being considered. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation.  Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed as to Corning. The second case was dismissed by the Court on August 12, 2009. On November 17, 2009, the Court denied plaintiff’s request to file an amended complaint. On December 14, 2009, plaintiff gave notice of its appeal of the District Court’s opinion and order dismissing its case to the U.S. Court of Appeals for the Seventh Circuit. On November 10, 2010, the Court of Appeals reversed the District Court and reinstated the case.

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

Supply Disputes.  In February 2010, Corning received notification from one of the indirect customers for products sold by the Environmental Technologies segment seeking reassurance from Corning that Corning would honor certain supply obligations regarding the supply of catalytic converter substrates and objecting to a proposed allocation of such products that might affect that customer. Corning has discussed these issues with this and other indirect and direct customers of its Environmental Technologies segment and believes these matters have been successfully resolved.

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

Demodulation, Inc.  On January 18, 2011, Demodulation, Inc. filed a complaint in the U.S. District Court for the District of New Jersey against Applied DNA Sciences, Inc., Corning Incorporated, Alfred University, Alfred Technology Resources, Inc., and John and Jane Does 1-10. The complaint alleges a conspiracy by the defendants to steal Demodulation’s alleged trade secrets and other intellectual property related to glass covered amorphous metal microwires and seeks damages for breach of contract, defamation, conspiracy and misappropriation of trade secrets from Corning and others. The complaint has not yet been served on Corning. Corning does not believe the allegations in the complaint have merit and intends to defend the case vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning’s financial statements is remote.

Item 4.    Removed and reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Corning Incorporated common stock is listed on the New York Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The ticker symbol for Corning Incorporated is “GLW.”

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.

	First quarter	Second quarter	Third quarter	Fourth quarter
2010
Price range
High	$20.85	$21.10	$19.39	$19.69
Low	$16.75	$15.51	$15.45	$17.15
2009
Price range
High	$14.44	$16.54	$17.20	$19.55
Low	$ 8.97	$13.20	$13.98	$14.14

As of December 31, 2010, there were approximately 21,740 record holders of common stock and approximately 586,800 beneficial shareholders.

Between July 1, 2007 and December 31, 2010, Corning paid a quarterly cash dividend of $0.05 per share on the Company’s common stock.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under all of our existing equity compensation plans, including our 2005 Employee Equity Participation Program, our 2003 Equity Plan for Non-Employee Directors, our 2002 Worldwide Employee Share Purchase Plan and 2010 Equity Plan for Non-Employee Directors, as of December 31, 2010.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	72,461,000	16.22	54,608,468
Equity compensation plans not approved by security holders	0	0	0
Total	72,461,000	16.22	54,608,468

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

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

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2010:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1-31, 2010	36,952	$18.17	0	$0
November 1-30, 2010	121	$18.98	0	$0
December 1-31, 2010	24,603	$18.70	0	$0
Total	61,676	$18.38	0	$0

(1)	This column reflects the following transactions during the fiscal fourth quarter of 2010: (i) the deemed surrender to us of 288 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 61,388 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	During the quarter ended December 31, 2010, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

Item 6.    Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)

	Years ended December 31,
	2010	2009	2008	2007	2006

Results of operations

Net sales	$6,632	$5,395	$5,948	$5,860	$5,174
Research, development and engineering expenses	$603	$563	$627	$565	$517
Equity in earnings of affiliated companies	$1,958	$1,435	$1,358	$983	$989
Net income attributable to Corning Incorporated	$3,558	$2,008	$5,257	$2,150	$1,855
Earnings per common share attributable to Corning Incorporated:
Basic	$2.28	$1.30	$3.37	$1.37	$1.20
Diluted	$2.25	$1.28	$3.32	$1.34	$1.16

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.10
Shares used in computing per share amounts:
Basic earnings per common share	1,558	1,550	1,560	1,566	1,550
Diluted earnings per common share	1,581	1,568	1,584	1,603	1,594

Financial position

Working capital	$6,873	$3,982	$2,567	$2,782	$2,479
Total assets	$25,833	$21,295	$19,256	$15,215	$13,065
Long-term debt	$2,262	$1,930	$1,527	$1,514	$1,696
Total Corning Incorporated shareholders’ equity	$19,375	$15,543	$13,443	$9,496	$7,246

Selected data

Capital expenditures	$1,007	$890	$1,921	$1,262	$1,182
Depreciation and amortization	$854	$792	$695	$607	$591
Number of employees	26,200	23,500	27,000	24,800	24,500

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

OVERVIEW

Operating results improved in all of our operating segments in 2010 when compared to last year. Despite supply chain variability in the LCD market, operating results in our Display Technologies segment were up significantly in 2010 compared to 2009, due to robust retail demand for LCD products. Strength in enterprise network products sales, coupled with cost reduction efforts, drove higher results in our Telecommunications segment in 2010 when compared to last year. In addition, sales increased in 2010 in our Environmental Technologies segment reflecting improvements in the global automotive market and in the truck market in the United States. Results in our Specialty Materials segment were significantly higher in 2010 compared to 2009, driven by strong demand for Corning Gorilla glass and our display optics and components products. Results in the Life Sciences segment were higher due primarily to the impact of acquisitions completed at the end of the third quarter of 2009 and in the fourth quarter of 2010. Earnings comparisons to last year also benefited from certain non-operating items that are described in our discussion of profitability below.

Corning remains committed to a strategy of growing through global innovation while preserving our financial independence. This strategy has served us well. Our key priorities for 2010 were similar to those of the previous four years: protect our financial health and invest in the future. During 2010, we made the following progress on these priorities:

Financial Health

Despite the uncertainty in the global economic environment, our financial position remained sound and we delivered strong cash flows from operating activities. Significant items in 2010 included the following:

•	Our debt to capital ratio at 11% was unchanged from December 31, 2009.
•	Operating cash flow for the year was $3.8 billion.
•	We ended the year with over $6.3 billion of cash and short-term investments, which was approximately $2.8 billion higher than last year.

Profitability

For the year ended December 31, 2010, we generated net income of $3.6 billion or $2.25 per share compared to net income of $2.0 billion or $1.28 per share for 2009. When compared to last year, the increase in net income was due largely to the following items:

•

Higher net income in the Display Technologies segment reflected strong demand for LCD glass at both our wholly-owned business and our equity affiliate Samsung Corning Precision, offset somewhat by lower prices.

•	Higher net income in the Environmental Technologies segment reflected higher volumes in both automotive and diesel products, as well as improved manufacturing efficiency and cost reduction efforts.
•	A tax benefit in the amount of $265 million for excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries.
•

An increase of $157 million or 55% in equity earnings from our equity affiliate Dow Corning resulting from improved volume at Hemlock Semiconductor Corporation (Hemlock), Dow Corning’s consolidated subsidiary that makes high purity polycrystalline silicon for the semiconductor and solar industries, and non-recurring favorable tax items in the amount of $63 million.

•

Settlement of business interruption and property damage insurance claims impacting our Display Technologies segment in the amount of $324 million (pre-tax), coupled with the absence of related costs in the amount of $30 million for accelerated depreciation charges and asset write-offs recorded in 2009.

•	The absence of restructuring charges in 2009 totaling $228 million for costs associated with workforce reductions in all of our operating segments.

The increase in net income in 2010 was favorably impacted by $226 million from the impact of movements in foreign exchange rates.

Investing in our future

We continue to focus on the future and on what we do best - creating and making keystone components that enable high-technology systems. We remain committed to investing in research, development, and engineering to drive innovation. We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that enable fiber-to-the-premises. In 2010, we broadened our innovation strategy to include a focus on opportunities that are adjacent or closely related to our existing capabilities. These opportunities, which include products such as Corning Gorilla glass for consumer products and thin-film photovoltaics for solar applications, leverage existing materials or manufacturing processes with slight modifications. While we continued to make investments in these promising technologies in 2010, we decided to discontinue our development and commercialization of synthetic green laser technologies in the fourth quarter. In 2011, our innovation strategy will continue to focus on opportunities that are adjacent or closely related to our existing capabilities.

Our research, development and engineering expenditures increased by $40 million in 2010 when compared to 2009, but declined slightly as a percentage of net sales. We believe our spending levels are adequate to support our technology and innovation strategies.

In the third quarter of 2010, we announced multi-year investment plans for additional manufacturing capacity that will benefit a number of our segments. The plans include $800 million for spending associated with a new LCD glass substrate facility in the People’s Republic of China to meet expected growing demand for our LCD glass. Spending for this facility began in September of 2010 and we expect production to begin in 2012. Additional investments will include construction projects in other regions to expand capacity for Eagle XG® LCD glass substrates and will benefit our Specialty Materials segment by providing capacity for increased demand of Corning Gorilla glass. The plans also include spending in the Environmental Technologies segment to expand its existing automotive substrate facilities in Shanghai, China and Kaiserslautern, Germany. Additionally, the plans establish a Life Sciences manufacturing and distribution facility in WuJiang, China. These facilities are expected to be operational in 2011 and 2012. Total capital expenditures for 2010 were $1.0 billion. Approximately $500 million was directed toward our Display Technologies segment in 2010. Approximately $140 million in 2010 was invested in our Specialty Materials segment.

We expect our 2011 capital spending to be about $2.4 billion to $2.7 billion. Approximately $1.2 billion to $1.5 billion will be directed toward our Display Technologies segment.

Corporate Outlook

Corning expects significant sales growth in 2011, led by strong demand for our Corning Gorilla glass products. We believe worldwide demand for LCD glass in 2011 will increase from 3.15 billion square feet to approximately 3.6 to 3.8 billion square feet when compared to 2010, driven by continued strength in demand for LCD televisions, computer notebooks, and desktop monitors. Earnings will be negatively impacted by higher taxes due to the absence of the 2010 tax benefits resulting from our repatriation actions, increased income in higher tax rate jurisdictions and tax holiday expirations. Equity earnings from Samsung Corning will also be impacted by higher taxes in 2011. Cash flow from operations may decline as we expect lower dividends from equity affiliates. We will also use more cash for investing activities as we expand our capacity to meet growing demand. We may take advantage of acquisition opportunities that support the long-term strategies of our businesses. We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):

				% change
	2010	2009	2008	10 vs. 09	09 vs. 08

Net sales	$6,632	$5,395	$5,948	23	(9)

Gross margin	$3,049	$2,093	$2,738	46	(24)
(gross margin %)	46%	39%	46%

Selling, general and administrative expense	$1,015	$881	$901	15	(2)
(as a % of net sales)	15%	16%	15%

Research, development and engineering expenses	$603	$563	$627	7	(10)
(as a % of net sales)	9%	10%	11%

Restructuring, impairment and other (credits) and charges	$(329)	$228	$19	*	*
(as a % of net sales)	(5)%	4%	0%

Asbestos litigation (credit) charge	$(49)	$20	$(340)	*	*
(as a % of net sales)	(1)%	0%	(6)%

Equity in earnings of affiliated companies	$1,958	$1,435	$1,358	36	6
(as a % of net sales)	30%	27%	23%

Income before income taxes	$3,845	$1,934	$2,882	99	(33)
(as a % of net sales)	58%	36%	48%

(Provision) benefit for income taxes	$(287)	$74	$2,375	(488)	(97)
(as a % of net sales)	(4)%	1%	40%

Net income attributable to Corning Incorporated	$3,558	$2,008	$5,257	77	(62)
(as a % of net sales)	54%	37%	88%
*	The percentage change calculation is not meaningful.

Net Sales

Net sales in 2010 increased 23% due to higher sales in all of our segments when compared to 2009, driven by volume growth in all of our segments and from the net positive impact of movements in foreign exchange rates. We saw demand increase for all of our LCD products, led by strong growth of LCD televisions outside of the United States. Sales in our Specialty Materials segment in 2010 increased 75% when compared to 2009, due to strong demand for Corning Gorilla glass products, our thin sheet glass designed to function as a protective cover glass on display devices. Sales were also strong in both our Environmental Technologies and Life Sciences segments, up 38% and 39%, respectively.

Net sales in 2009 decreased 9% due to lower sales in the majority of our segments when compared to 2008, driven primarily by volume and price declines in the Display Technologies segment offset somewhat by $194 million from the positive impact of movements in foreign exchange rates. The largest portion of the net sales decline occurred in the first quarter of 2009 as LCD glass demand fell rapidly in response to worsening economic conditions. Over the remainder of 2009, we saw demand levels for LCD glass increase in comparison to first quarter levels and, we believe, a corresponding expansion in the LCD industry supply chain as demand for LCD televisions improved. In the fourth quarter of 2009, net sales increased 41% when compared to 2008 and 4% when compared to the third quarter of 2009, driven by increased net sales in the Display Technologies segment. For the full year of 2009, lower volume in the Environmental Technologies and Telecommunications segments also contributed to the decline in net sales as demand for automotive products declined and spending for telecommunications networks contracted.

In 2010, net sales into international markets accounted for 74% of net sales. For 2009 and 2008, net sales into international markets accounted for 76% and 74%, respectively, of net sales.

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

Gross Margin

For 2010, gross margin in dollars and as a percentage of net sales increased significantly when compared to 2009, due primarily to the impact of volume increases in the Display Technologies segment, offset somewhat by price declines. Improvements were also driven by strong sales in the Environmental Technologies and Specialty Materials segments, as well as cost reduction efforts and manufacturing efficiency improvements.

For 2009, gross margin in dollars and as a percentage of net sales declined when compared to 2008, due primarily to the impact of price declines in the Display Technologies segment and reduced volume in the Environmental Technologies and Telecommunications segments. As a percentage of net sales, gross margin of 27% in the first quarter of 2009 reflected the sharp decline in net sales as first quarter LCD glass demand continued to fall in response to worsening economic conditions. As a percentage of net sales, gross margin approximated 41% in the second, third, and fourth quarters of 2009 and reflected improved demand in a number of our businesses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for 2010 were up when compared to 2009, due primarily to higher compensation-related costs and the costs of integrating our new businesses, offset by the impact of restructuring actions completed in 2009. As a percentage of net sales, selling, general, and administrative expenses in 2010 were down slightly when compared to 2009, because the rate of increase in sales exceeded the rate of increase in spending for selling, general, and administrative costs.

The slight decrease in selling, general and administrative expenses for 2009 when compared to 2008, in dollars, were due primarily to the favorable impact of cost reduction efforts and restructuring actions in 2009, offset somewhat by an increase in performance-based compensation costs.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; sales commissions; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development, and Engineering Expenses

Research, development, and engineering expenses for 2010 increased by $40 million to $603 million in 2010 when compared to 2009, but declined slightly as a percentage of net sales. Corning’s research, development and engineering expenses are currently focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on growth opportunities in those segments. Excluding these segments, the largest driver of spending continues to be for adjacent products such as Corning Gorilla glass, and research for new business development. We believe our spending levels are adequate to support our technology and innovation strategies.

Research, development, and engineering expenses decreased by $64 million in 2009 when compared to 2008, but remained fairly constant as a percentage of net sales. Reduced spending in 2009 was driven primarily by the impact of restructuring actions and cost reduction efforts.

Restructuring, Impairment, and Other Charges and (Credits)

Corning recorded restructuring, impairment, and other charges and credits in 2010, 2009 and 2008, which affect the comparability of our results for the periods presented. A description of those charges and credits follows:

2010 Activity

During 2009, we had two events which impacted production at several of our LCD glass manufacturing facilities. In August 2009, an earthquake halted production at one of our LCD glass manufacturing facilities in Japan and in October 2009, production at our facility in Taichung, Taiwan was impacted by a power disruption. In the fourth quarter of 2010, we recorded $324 million in other credits as settlement of business interruption and property damage insurance claims resulting from these events, of which $259 million was received in cash through December 31, 2010.

2009 Activity

In response to anticipated lower sales in 2009, we recorded charges of $228 million in 2009 primarily for a corporate-wide restructuring plan to reduce our global workforce. The charges included costs for severance, special termination benefits, outplacement services, and the impact of a $32 million curtailment loss for postretirement benefits in 2009. Total cash expenditures associated with these actions are expected to be approximately $150 million, with the majority of spending completed by 2010. We estimate annualized savings from these actions will be about $224 million and will be reflected largely in cost of sales and selling, general, and administrative expenses.

2008 Activity

In the fourth quarter of 2008, we recorded $22 million of severance costs primarily for a restructuring plan in the Telecommunications segment.

Asbestos Litigation

In 2010, we recorded a decrease to our asbestos litigation liability of $49 million compared to a net increase of $20 million in 2009. The net decrease in 2010 was due primarily to a $54 million decrease to our estimated liability for asbestos litigation that was recorded in the first quarter of 2010, as a result of the change in terms of the proposed settlement of the PCC asbestos claims. For the remainder of 2010, we recorded net credit adjustments to our asbestos litigation liability of $5 million to reflect the change in value of the estimated settlement liability.

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

Our asbestos litigation liability was estimated to be $633 million at December 31, 2010, compared with an estimate of $682 million at December 31, 2009. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the proposed plan is ultimately effective, and a portion of the obligation fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

See Legal Proceedings for additional information about this matter.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity earnings of affiliated companies, net of impairments (in millions):

	Years ended December 31,
	2010	2009	2008

Samsung Corning Precision	$1,473	$1,115	$927
Dow Corning	444	287	369
All other	41	33	62
Total equity earnings	$1,958	$1,435	$1,358

The increase in equity earnings of affiliated companies in 2010 reflected strong sales and earnings performance at Samsung Corning Precision and at Dow Corning when compared to last year. Equity earnings at Samsung Corning Precision reflected the positive impact of increased volume, a non-recurring tax benefit and movements in foreign exchange rates, offset somewhat by price declines, when compared to 2009.

The increase in equity earnings of affiliated companies in 2009 was driven by Samsung Corning Precision when compared to the same period last year. Equity earnings at Samsung Corning Precision reflected increased volume, manufacturing efficiency gains, and the positive impact from movements in foreign exchange rates, offset somewhat by lower pricing when compared to 2008.

The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of the performance of the Display Technologies segment and in All Other.

The increase in equity earnings from Dow Corning in 2010 when compared to 2009 was primarily due to the following items:

•

An increase in sales of 18%, resulting from strength in Dow Corning’s traditional silicone products and improved volume at Hemlock Semiconductor Corporation (Hemlock), Dow Corning’s consolidated subsidiary that makes high purity polycrystalline silicon for the semiconductor and solar industries;

•

The positive impact of advanced energy manufacturing tax credits approved by the U.S. government for Dow Corning’s manufacturing expansion projects that support the solar industry. Corning’s share of these credits was $21 million;

•	The release of valuation allowances on foreign deferred tax assets. The impact to Corning was $26 million; and
•	The absence of restructuring charges in the amount of $29 million recorded in 2009 for our share of costs associated with Dow Corning’s global workforce reduction.

The decline in equity earnings from Dow Corning in 2009 was primarily due to lower sales and restructuring charges at Dow Corning, offset somewhat by the impact of excess foreign tax credits on foreign dividends when compared to the previous year. Sales at Dow Corning declined 7% in 2009 when compared to 2008 and included volume declines in Dow Corning’s traditional silicone businesses that were offset somewhat by an increase in volume at Hemlock. Sales of Dow Corning’s traditional silicone businesses reflected the impact of the economic downturn in 2009. Sales at Hemlock increased in 2009, driven by improvements in sales for solar applications when compared to 2008. Movements in foreign exchange rates did not significantly impact equity earnings from Dow Corning.

Sales at Dow Corning in 2011 are expected to increase when compared to 2010, driven by higher sales of silicone products and an increase in sales at Hemlock. In the first quarter of 2011, equity earnings from Dow Corning are expected to be up slightly when compared to the fourth quarter of 2010.

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2010	2009	2008

Royalty income from Samsung Corning Precision	$265	$232	$184
Foreign currency transaction and hedge (losses) / gains	(22)	(54)	(112)
Loss on retirement of debt	(30)
Net realized losses of available-for-sale securities	(2)	(2)	(53)
Loss on sale of Steuben glass business			(14)
Net loss (income) attributable to noncontrolling interests	2	(6)	1
Other, net	(29)	1	(28)
Total	$184	$171	$(22)

Income Before Income Taxes

In addition to the items identified under Gross margin, Restructuring, impairment and other (credits) and charges, Asbestos litigation (credit) charge, and Other income (expense), net, movements in foreign exchange rates also impacted results for the years presented. In 2010, Income before income taxes included $229 million from the positive impact of movements in foreign exchange rates when compared to 2009. In 2009, Income before income taxes included $414 million for the positive impact of movements in foreign exchange rates when compared to the previous year.

(Provision) Benefit for Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Years ended December 31,
	2010	2009	2008

(Provision) benefit for income taxes	$(287)	$74	$2,375
Effective tax rate	(7.5)%	3.8%	82.4%

The effective income tax rate for 2010 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries; and
•	The impact of the reversal of the deferred tax assets associated with a tax exempt subsidy attributable to our OPEB liability.

The effective income tax rate for 2009 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of the U.S. Research and Experimentation tax credit for years 2005-2009;
•	The benefit of recording additional deferred tax assets for a tax exempt subsidy attributable to our OPEB liability; and
•	The impact of the net increase in valuation allowances due to changes in judgment on the realizability of certain state and foreign deferred tax assets.

The effective income tax (benefit) rate for 2008 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	The release of $2.5 billion of valuation allowances attributable to a change in judgment about the realizability of U.S. deferred tax assets in future years, described below;
•	The impact of not recording net tax expense on income generated in the U.S.;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment and other credits in foreign jurisdictions; and
•	A $40 million benefit related to a favorable tax settlement with the Canadian Revenue Agency.

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

In 2008, we generated income from continuing operations in the U.S. The tax expense on such income was fully offset by the tax benefit of releasing a portion of our existing valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of the valuation allowances, and thus not recording tax expense on income generated in the U.S., was a reduction in our effective tax rate of 8.6 percentage points for 2008.

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of December 31, 2010, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. U.S. profits of approximately $8.3 billion will be required to fully realize the deferred tax assets as of December 31, 2010. Of that amount, $4.9 billion of U.S. profits will be required over the next 15 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards. The remaining deferred tax assets will be realized as the underlying temporary differences reverse over an extended period. The amount of U.S. and foreign deferred tax assets that had valuation allowances at December 31, 2010 and 2009 was $214 million and $245 million, respectively.

We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2010, taxes have not been provided on approximately $8.9 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2014 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 3.1, 7.3 and 5.3 percentage points for 2010, 2009 and 2008, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

See Note 6 to the Consolidated Financial Statements for further details regarding income tax matters.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):

	Years ended December 31,
	2010	2009	2008

Net income attributable to Corning Incorporated	$3,558	$2,008	$5,257
Basic earnings per common share	$2.28	$1.30	$3.37
Diluted earnings per common share	$2.25	$1.28	$3.32
Shares used in computing per share amounts
Basic earnings per common share	1,558	1,550	1,560
Diluted earnings per common share	1,581	1,568	1,584

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies - manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications - manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We included the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

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

Display Technologies

(dollars in millions):

				% change
	2010	2009	2008	10 vs. 09	09 vs. 08
Net sales	$3,011	$2,426	$2,724	24	(11)
Equity earnings of affiliated companies	$1,452	$1,102	$916	32	20
Net income	$2,990	$1,992	$2,221	50	(10)

2010 vs. 2009

The increase in net sales in 2010 when compared to 2009 reflected an increase in volume of more than 25% (measured in square feet of glass sold) and the positive impact of $179 million from movements in foreign exchange rates, offset by price declines of 8%. Net sales of this segment are denominated in Japanese yen and, as a result, are susceptible to movements in the U.S. dollar-Japanese yen exchange rate. Volume gains in 2010 were led by strong growth in demand for LCD televisions outside of the United States, coupled with a replenishment of this industry’s supply chain.

Equity earnings of Samsung Corning Precision in 2010 increased by 32% when compared to 2009 due to volume gains of almost 20%, improved manufacturing performance, and by the positive impact of $90 million from movements in foreign exchange rates, offset somewhat by price declines of 7%. Equity earnings of Samsung Corning Precision are impacted by movements in both the U.S. dollar - Japanese yen and U.S. dollar - Korean won exchange rates. Equity earnings were also positively impacted by a $61 million credit for our share of a revised Samsung Corning Precision tax holiday calculation agreed to by the Korean National Tax service.

When compared to last year, the increase in net income in 2010 primarily reflects the impact of the volume increases described above at both our wholly-owned business and Samsung Corning Precision and the impact of an insurance settlement for business interruption and property damage insurance claims, partially offset by price declines. The insurance settlement relates to two events in 2009 which impacted production at our LCD glass manufacturing facilities. In August 2009, an earthquake halted production at one of our LCD glass manufacturing facilities in Japan and in October 2009, production at our facility in Taichung, Taiwan was impacted by a power disruption. We recorded a pre-tax credit in 2010 in the amount of $324 million as settlement of business interruption and property damage insurance claims related to these two events. Results also improved due to the absence of $31 million of restructuring charges impacting 2009 net income. Net income included royalty income from Samsung Corning Precision that was higher in 2010 when compared to last year, reflecting the improvements in sales volume at Samsung Corning Precision. A number of Corning’s patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, generating royalty income. Refer to Note 7 (Investments) to the consolidated financial statements for more information about related party transactions. Net income in 2010 includes the favorable impact of $182 million from movements in foreign exchange rates when compared to last year.

2009 vs. 2008

The decrease in net sales in 2009 reflected price declines of 19% and a decline in volume of 2% (measured in square feet of glass sold), offset somewhat by the positive impact of $228 million from movements in foreign exchange rates. Net sales of this segment are denominated in Japanese yen and, as a result, are susceptible to movements in the U.S. dollar-Japanese yen exchange rate. When compared to 2008, the volume decline in 2009 occurred largely in the first quarter of 2009 and reflected a number of industry dynamics. Because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry is a key factor in Corning’s volume. During the second half of 2008, the LCD market experienced a supply chain contraction that worsened as global economic conditions deteriorated and demand rapidly declined. We believe the industry supply chain contraction ended in the first quarter of 2009, followed by replenishment in the second quarter. Over the remainder of 2009, we saw demand levels for LCD glass increase in comparison to first quarter levels. In the fourth quarter of 2009, net sales increased 84% when compared to the same period in 2008 and 6% when compared to the third quarter of 2009. With increasing demand over the course of 2009, we strategically restarted some capacity that had been temporarily idled towards the end of 2008.

As described above, in 2009, an earthquake in Shizuoka, Japan halted production at the Company’s LCD glass manufacturing facility and production at the Company’s LCD glass manufacturing facility in Taichung, Taiwan was impacted by a power disruption. Incremental production capacity and the ability to resume some manufacturing in our affected facilities helped to ease the impact of both disruptions and support LCD glass shipments. We believe our market share was negatively impacted because our capacity was lower during a period when demand remained robust. The Company incurred approximately $30 million of costs for accelerated depreciation charges and asset write-offs from these events.

In 2009, equity earnings of Samsung Corning Precision reflected the positive impact of $187 million from movements in foreign exchange rates and an increase in volume of 35% offset somewhat by price declines of 20% when compared to the same period in 2008. Equity earnings from Samsung Corning Precision are impacted by movements in both the U.S. dollar - Japanese yen and U.S. dollar - Korean won exchange rates. Results of Samsung Corning Precision reflected improvements in the overall LCD glass market, which grew approximately 20% in 2009 when compared to 2008. The economic recession had a greater impact on our wholly-owned business in Taiwan than on Samsung Corning Precision. Since Taiwanese panel makers do not have strong brand recognition, they are the first to experience supply chain corrections and slower to benefit from improvements in demand.

When compared to 2008, the decline in net income in 2009 was primarily due to the impact of volume and price declines, costs associated with the earthquake in Japan, and restructuring charges in the first quarter of 2009. These items were offset somewhat by $342 million from the positive impact of movements in foreign exchange rates and stronger equity earnings. Net income of this segment in 2009 included $31 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Net income also includes royalty income from Samsung Corning Precision, which was higher in 2009 when compared to 2008 reflecting the improvements in sales volume at Samsung Corning Precision. Corning licenses certain of its patents and know-how to Samsung Corning Precision, as well as to third parties, which generate royalty income. Refer to Note 7 (Investments) to the Consolidated Financial Statements for more information about related party transactions.

Other Information

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For 2010 and 2009, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 72% and 62%, respectively, of total segment sales when combined. Our customers face the same global economic dynamics as we do in this market. While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. In 2010 and 2009, sales to two LCD panel makers located in Korea accounted for approximately 93% of Samsung Corning Precision sales in each of those two years.

Corning has invested heavily to expand capacity to meet the demand for LCD glass substrates. In 2010, 2009 and 2008, capital spending in this segment was $497 million, $552 million, and $1.4 billion, respectively. We expect capital spending for 2011 to be approximately $1.2 to $1.5 billion.

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment would supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During 2010, 2009 and 2008, we issued $83 million, $253 million, and $266 million, respectively, in credits that were applied to customer receivable balances when payments were due. In the event customers do not purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of our customers’ deposits. Refer to Note 11 (Other Liabilities) to the Consolidated Financial Statements for additional information.

Outlook:

We expect the overall LCD glass market in 2011 to be approximately 3.6 to 3.8 billion square feet. This is an increase over 2010, which was 3.15 billion square feet. Demand will be driven by continued growth of LCD televisions, particularly in emerging regions such as China. We expect industry glass supply and demand to be relatively in balance and quarterly sequential glass price declines to be moderate. We believe that the long-term drivers of the LCD market will be LCD television growth, driven by increased demand in emerging regions and a faster replacement cycle, as well as continued growth in the personal computer market.

In the first quarter of 2011, we expect volume at our wholly-owned business and at Samsung Corning Precision to increase by the mid-single digits when compared to the fourth quarter of 2010. We expect sequential price declines in the first quarter of 2011 to be more moderate than those in the fourth quarter of 2010.

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

Telecommunications

(dollars in millions):

				% change
	2010	2009	2008	10 vs. 09	09 vs. 08
Net sales:
Optical fiber and cable	$878	$909	$920	(3)	(1)
Hardware and equipment	834	768	879	9	(13)

Total net sales	$1,712	$1,677	$1,799	2	(7)

Net income	$97	$19	$45	411	(58)

2010 vs. 2009

Net sales for the segment were up when compared to 2009. Higher sales of enterprise network products and optical fiber and cable in North America and Europe were offset somewhat by lower sales of fiber-to-the-premises products and optical fiber and cable products in Asia, as well as the absence of sales from two businesses sold last year. Sales from the two businesses sold totaled $49 million in 2009. Net sales in 2010 were negatively impacted by $11 million from movements in foreign exchange rates, when compared to last year.

The increase in net income in 2010 reflected the absence of restructuring charges from last year, volume strength in enterprise network products, and the impact of improved manufacturing efficiency and cost reduction efforts. Net income of this segment in 2009 included $42 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce. Net income in 2010 includes the favorable impact of $10 million from movements in foreign exchange rates, when compared to last year.

The Telecommunications segment has a concentrated customer base. In 2010, one customer of the Telecommunications segment accounted for 15% of total segment net sales. In 2009, one customer of the Telecommunications segment accounted for 12% of total segment net sales. In 2008, two customers of the Telecommunications segment, which individually accounted for more than 10% of total segment net sales, collectively accounted for 24%, of total segment sales when combined.

2009 vs. 2008

In 2009, net sales of this segment decreased when compared to the same period in 2008 and reflected declines across all of our businesses. When compared to 2008, lower volumes in both North America and Europe were offset somewhat by higher net sales for optical fiber and cable in China as the country continued to expand its telecommunications infrastructure. Volume in North America and Europe reflected the continuing impact of the economic recession. In addition, net sales of this segment were negatively impacted by $23 million from movements in foreign exchange rates.

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

Outlook:

We expect net sales of the Telecommunications segment to be up approximately 15% in 2011, driven by an increase in global demand for our fiber-to-the-premises products and enterprise network products, as well as from the impact of a small acquisition completed in the first quarter of 2011. In the first quarter of 2011, we expect net sales of this segment to be consistent with the fourth quarter of 2010.

Changes in our customers’ expected deployment plans, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect sales levels. Should these plans not occur at the pace anticipated, our sales and earnings would be adversely affected.

Environmental Technologies

(dollars in millions):

				% change
	2010	2009	2008	10 vs. 09	09 vs. 08
Net sales:
Automotive	$462	$360	$458	28	(21)
Diesel	354	230	253	54	(9)

Total net sales	$816	$590	$711	38	(17)

Net income (loss)	$42	$(42)	$33	*	*
*	The percentage change calculation is not meaningful.

2010 vs. 2009

Net sales for the Environmental Technologies segment in 2010 were up 38% when compared to the previous year and reflected higher volumes of both automotive and diesel products, offset somewhat by unfavorable foreign exchange rate movements. In 2009, automotive vehicle sales declined with the worldwide recession and production was significantly below vehicle sales volumes as manufacturers and dealers decreased inventories. In 2010, as automotive markets in the United States and Europe improved and China continued to expand, manufacturers and dealers increased inventories and production levels, resulting in a 25% increase in automotive production when compared to 2009. Diesel product sales increased 54% reflecting an improvement in the truck market in the United States and implementation of governmental regulations in Europe. Net sales of this segment in 2010 were negatively impacted by $11 million due to movements in foreign exchange rates when compared to the prior year.

Net income in 2010 increased due to higher sales volumes and improvements in manufacturing performance, offset somewhat by higher freight costs, when compared to last year. Net income in 2010 also reflected the absence of restructuring charges in comparison to the same period last year. In 2009, net loss of this segment included $28 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales last year. Net income in 2010 included the negative impact of $9 million from movements in foreign exchange rates when compared to the same periods last year.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers. For 2010, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 86% of total segment sales. For 2009 and 2008, net sales to those same three customers accounted for 85% and 81%, respectively, of total segment sales. While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

2009 vs. 2008

When compared to 2008, net sales for 2009 were negatively impacted by lower automotive production caused by the global recession and subsequent inventory reductions at automotive manufacturers and dealers. In the first quarter of 2009, U.S. automotive builds were at their lowest levels since Corning entered this business. In the first half of 2009, net sales of this segment declined 40% when compared to the first half of 2008. In the second half of 2009, year-over-year net sales were up 14% when compared to the same period last year due to government incentives in China, Europe and the U.S. In addition, we believe inventories at automotive manufacturers and dealers returned to more normalized levels in the fourth quarter of 2009, which also caused increased demand. Diesel product sales in 2009 reflected the impact of the recession-driven weak freight industry in the U.S. This was offset somewhat by improved demand in the second half of 2009 as engine manufacturers prepared for stricter heavy duty diesel emission standards in 2010. Net sales in 2009 were negatively impacted by $9 million due to movements in foreign exchange rates when compared to the same period in 2008.

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

Outlook:

We expect net sales of this segment to improve by approximately 10% in 2011 due to strong growth in demand for diesel products driven by recovery in the United States freight market and related truck production, full implementation of governmental regulations on light duty diesel vehicles in Europe and the start of non-road regulation implementation in the United States. In the first quarter of 2011, we expect net sales of this segment to be consistent with the fourth quarter of 2010.

Specialty Materials

(dollars in millions):

				% change
	2010	2009	2008	10 vs. 09	09 vs. 08
Net sales	$578	$331	$372	75	(11)
Net loss	$(27)	$(54)	$(7)	*	*
*	The percentage change calculation is not meaningful.

2010 vs. 2009

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics components, aerospace and defense, astronomy, ophthalmic products, telecommunications components and a protective cover glass that is optimized for portable display devices and televisions.

Net sales increased in 2010 due to higher sales of Corning Gorilla glass and an increase in sales of display components and semiconductor optics and components when compared to last year. Sales of Corning Gorilla glass have continued to increase as the Company moves to capitalize on market opportunities for this product. The lower net loss in 2010 was driven by higher sales of our Corning Gorilla glass products and the absence of restructuring charges, offset somewhat by the costs associated with adding capacity. The net loss in 2009 included $17 million of restructuring charges for the Company’s corporate-wide restructuring plan to reduce its global workforce. In 2010, movements in foreign exchange rates did not significantly impact net sales or net income of this segment.

For 2010, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 43% of total segment sales.

2009 vs. 2008

Net sales decreased in 2009 when compared to the prior year due primarily to lower sales of semiconductor optics and components as a result of the significant market downturn, offset somewhat by an increase in sales of Corning Gorilla glass. The net loss for 2009 resulted from the decline in net sales along with manufacturing development costs for Corning Gorilla glass when compared to 2008. The net loss in 2009 also included $17 million of restructuring charges for the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009, and costs associated with closing one of this segment’s manufacturing facilities. In 2009, movements in foreign exchange rates did not significantly impact the profitability of this segment.

Outlook:

For 2011, we expect sales of this segment to increase significantly driven by increased sales of Corning Gorilla glass when compared to 2010. We expect a modest increase in sales of semiconductor products as the semiconductor industry begins to improve. In the first quarter of 2011, we expect net sales to be up 20% to 25%, when compared to the fourth quarter of 2010 due to strong demand for Corning Gorilla glass.

Life Sciences

(dollars in millions):

	2010	2009	2008	% change
				10 vs. 09	09 vs. 08
Net sales	$508	$366	$326	39	12
Net income	$60	$39	$53	54	(26)

2010 vs. 2009

The increase in net sales in 2010 was driven primarily by the acquisition of Axygen, which was completed in the third quarter of 2009, and a small acquisition completed in the fourth quarter of 2010. These acquisitions supported the Company’s strategy to expand Corning’s portfolio of life sciences products and enhance global customer access in this business, and accounted for $117 million of the increase in sales in 2010 when compared to 2009. The segment’s existing products lines also showed strong sales growth in 2010, improving $25 million when compared to 2009. The improvement in net income in 2010 reflected the sales increases as described above, offset somewhat by higher cost of materials and expenses associated with the integration of Axygen. Net income for 2010 also reflected the absence of restructuring charges when compared to last year. For 2009, net income of this segment included $8 million of restructuring charges associated with the Company’s corporate-wide restructuring plan. Movements in foreign exchange rates did not significantly impact the net sales or net income for this operating segment.

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

For 2010, two customers in the Life Sciences segment which individually accounted for more than 10% of total segment net sales collectively accounted for 37% of total segment sales. For 2009, two customers in the Life Sciences segment which individually accounted for more than 10% of total segment net sales collectively accounted for 45% of total segment sales. For 2008, one customer accounted for 45%, of total segment sales.

Outlook:

Sales of the Life Sciences segment for 2011 are expected to be up approximately 15% when compared to 2010, primarily due to the impact of the acquisition completed in the fourth quarter of 2010. In the first quarter of 2011, we expect net sales to be up slightly when compared to the fourth quarter of 2010.

All Other

(dollars in millions):

	2010	2009	2008	% change
				10 vs. 09	09 vs. 08
Net sales	$7	$5	$16	40	(69)
Research, development and engineering expenses	$114	$125	$163	(9)	(23)
Equity earnings (loss) of affiliated companies	$45	$32	$56	41	(43)
Net loss	$(75)	$(80)	$(168)	*	*

*	The percentage change calculation is not meaningful.

2010 vs. 2009

All Other includes all other operating segments that do not meet the quantitative threshold for separate reporting. This group is primarily comprised of development projects that involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass. This segment also includes results for certain corporate investments such as Samsung Corning Precision’s non-LCD glass businesses, Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products, and Corsam Technologies LLC (Corsam), an equity affiliate established between Corning and Samsung Corning Precision to provide glass technology research. Refer to Note 7 (Investments) for additional information about Samsung Corning Precision and related party transactions.

The decrease in the net loss in this segment for 2010 is primarily due to improved equity earnings from corporate investments and lower operating costs, offset by the costs of exiting our synthetic green laser program and the start-up costs for new business development projects.

2009 vs. 2008

The decrease in this segment’s net loss for 2009 resulted primarily from lower operating expenses as a result of restructuring actions in the first quarter of 2009, cost reduction efforts, and the impact of the change in the Company’s tax position. Net loss of this segment for 2009 included $4 million of restructuring charges associated with the Company’s corporate-wide restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure during 2010 and 2009:

•	In the fourth quarter of 2010, we completed the following debt-related transactions:
-

We borrowed $1.1 billion under our revolving credit facility. Corning used the funds in connection with our previously announced plan to repatriate approximately $1.1 billion to the United States. The borrowing was repaid in full on December 16, 2010.

-	We exercised our option to repurchase $100 million of 6.05% senior unsecured notes due June 15, 2015 at par. The net carrying amount of the debt repurchased was $100 million.
•	In the fourth quarter of 2010, we received a special dividend of almost $900 million, net of applicable withholding taxes, from our equity affiliate Samsung Corning Precision.
•	In the third quarter of 2010, we completed the following debt-related transactions:
-

We issued $400 million of 5.75% senior unsecured notes that mature on August 15, 2040 and $300 million of 4.25% senior unsecured notes that mature on August 15, 2020. The net proceeds of $689 million from the offering were used to fund the repurchase of debt securities and for general corporate purposes.

-

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

In December 2010, we amended and restated our revolving credit facility to provide a $1.0 billion committed, unsecured multi-currency revolving line of credit through December 2015. The facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2010, we were in compliance with both financial covenants.

Capital Spending

Capital spending totaled $1.0 billion, $0.9 billion and $1.9 billion in 2010, 2009 and 2008, respectively. Capital spending in 2010 and 2009 was driven primarily by projects to expand our LCD glass capacity in our Display Technologies segment. Capital spending in 2008 primarily included expansion of LCD glass capacity in the Display Technologies segment and new capacity for diesel products in the Environmental Technologies segment. Our 2011 capital spending program is expected to be approximately $2.4 billion to $2.7 billion. Approximately $1.2 billion to $1.5 billion will be directed toward our Display Technologies segment.

In the third quarter of 2010, we announced multi-year investment plans for additional manufacturing capacity that will benefit a number of our segments. The plans include $800 million for spending associated with a new LCD glass substrate facility in the People’s Republic of China to meet expected growing demand for our LCD glass. Spending for this facility began in September of this year and we expect production to begin in 2012. Additional investments will include construction projects in other regions to expand capacity for Eagle XG® LCD glass substrates and will benefit our Specialty Materials segment by providing capacity for increased demand of Corning Gorilla glass. The plans also include spending in the Environmental Technologies segment to expand its existing automotive substrate facilities in Shanghai, China and Kaiserslautern, Germany. Additionally, the plans establish a Life Sciences manufacturing and distribution facility in WuJiang, China. These facilities are expected to be operational in 2011 and 2012.

Cash Flows

Summary of cash flow data (in millions):

	Years ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$3,835	$2,077	$2,128
Net cash used in investing activities	$(1,769)	$(1,370)	$(1,699)
Net cash used in financing activities	$(2)	$(15)	$(798)

2010 vs. 2009

Operating cash flow increased significantly in 2010 when compared to 2009, driven largely by a special dividend of almost $900 million received from Samsung Corning Precision. We also recorded a credit in the amount of $324 million as settlement of business interruption and property damage insurance claims, and received cash totaling $259 million from our panel of insurance carriers representing a partial payment of this settlement. Additionally, we issued less credits against customer deposits in 2010 when compared to 2009. These positive events were partially offset by higher contributions to our defined benefit pension plan in 2010 and the decrease in cash from changes in working capital.

Net cash used in investing activities was higher in 2010 when compared to 2009 due to an increase in short-term investment purchases and higher capital expenditures, offset by lower costs for the acquisition of businesses.

Net cash provided by financing activities increased in 2010 primarily due to the increase in proceeds received from the exercise of stock options, offset somewhat by the net cash impact of financing activities.

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

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning’s U.S. qualified plan. At December 31, 2010, this plan accounted for 81% of our consolidated defined benefit pension plans’ projected benefit obligation and 91% of the related plans’ assets.

We have historically contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until some time after 2012. In 2010, we made voluntary cash contributions of $350 million to our domestic defined benefit pension plan and $5 million to our international pension plans. In 2009, we made voluntary cash contributions of $75 million to our domestic defined benefit pension plan and $5 million to our international pension plans.

In 2008, we experienced significant negative returns on our pension assets for our primary defined benefit plan as a result of deteriorating financial market conditions which increased pension expense for 2009 by $33 million. In 2009 and 2010, actual investment experience on the pension assets of our primary defined benefit plan was favorable driven by the performance of public equity markets, commodities and long duration fixed income securities.

Although we will not be subject to any mandatory contributions in 2011, we anticipate making voluntary cash contributions of up to $30 million to our international pension plans in 2011. We do not plan to contribute to our domestic pension plan in 2011, which is sufficiently funded.

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

In 2010, 2009 and 2008, we issued credit memoranda which totaled $83 million, $253 million, and $266 million, respectively. These credit amounts were applied to customer receivable balances when payments were due. Customer deposit liabilities were $27 million and $104 million at December 31, 2010 and 2009, respectively. In 2011, we expect to issue approximately $27 million in credit memoranda.

Restructuring

In 2009, we recorded charges of $228 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge included costs for severance, special termination benefits, outplacement services, asset write-offs, and the impact of a curtailment loss for postretirement benefits. Total cash expenditures associated with these actions are expected to be approximately $150 million primarily related to termination benefits.

During 2010, 2009 and 2008, we made payments of $66 million, $89 million, and $17 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Refer to Note 2 (Restructuring, Impairment and Other (Credits) and Charges) to the Consolidated Financial Statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	December 31,
	2010	2009
Working capital	$6,873	$3,982
Working capital, excluding cash, cash equivalents, and short-term investments	$523	$399
Current ratio	4.5:1	3.6:1
Trade accounts receivable, net of allowances	$973	$753
Days sales outstanding	50	44
Inventories	$738	$579
Inventory turns	5.4	5.1
Days payable outstanding (1)	42	36
Long-term debt	$2,262	$1,930
Total debt to total capital	11%	11%

(1)	Includes trade payables only.

Credit Ratings

As of February 10, 2011, our credit ratings were as follows:

RATING AGENCY	Rating long-term debt	Outlook last update

Fitch	BBB+	Positive May 17, 2010

Standard & Poor’s	BBB+	Stable July 2, 2007

Moody’s	Baa1	Stable February 19, 2010

Management Assessment of Liquidity

We ended the fourth quarter of 2010 with over $6.3 billion of cash, cash equivalents and short-term investments. The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted. At December 31, 2010 slightly less than half of the consolidated amount was held outside of the U.S. Almost all of the amounts held outside of the U.S. are available for repatriation, subject to relevant tax consequences. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. During the fourth quarter of 2010, we repatriated to the U.S. approximately $1.1 billion of current year earnings from certain foreign subsidiaries. In conjunction with the repatriation of cash to the U.S., we temporarily borrowed against our unsecured committed revolving line of credit in the fourth quarter of 2010. All amounts borrowed were repaid on December 16, 2010. We expect that we will meet additional U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses on available-for-sale securities were not significant in 2010 or 2009. In 2008, we recorded $53 million of net realized losses on short-term investments which represented less than 6% of our total holdings of available-for-sale securities at that time. Refer to Note 3 (Available-for-Sale Investments) to the Consolidated Financial Statements for additional information.

During 2008, we repurchased 29.5 million shares of common stock for $625 million as part of repurchase programs announced in July 2007 and July 2008. There were no repurchases in 2009 or 2010.

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

Our major source of funding for 2011 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, and short term investments. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments. Corning also has access to a $1.0 billion unsecured committed revolving line of credit through December 2015. The credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2010, we were in compliance with both financial covenants.

The required leverage ratio, which measures debt to total capital, is a maximum of 50%. Our leverage ratio using this measure was 11% at December 31, 2010 and 2009. The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times. At December 31, 2010 and 2009, our interest coverage ratio using this measure was 40.2 times and 30.3 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of December 31, 2010, we were in compliance with all such provisions.

Other than the 2011 capital spending plan, management is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in our liquidity. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix and relative cost of such resources.

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

Contractual Obligations

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$64	$35	$5	$3		$21
Credit facilities for equity companies	100	25	25	25	$25
Stand-by letters of credit (1)	58	58
Loan guarantees	8					8
Subtotal of commitment expirations per period	$230	$118	$30	$28	$25	$29
Purchase obligations	$408	$238	$144	$17	$6	$3
Capital expenditure obligations (2)	382	382
Total debt (3)	2,021	25	25	126	124	1,721
Minimum rental commitments	223	46	40	33	27	77
Capital leases (3)(4)	421	46	15	14	13	333
Interest on long-term debt (5)	1,938	124	123	123	112	1,456
Uncertain tax positions (6)	7	3	4
Subtotal of contractual obligation payments due by period	5,400	864	351	313	282	3,590
Total commitments and contingencies	$5,630	$982	$381	$341	$307	$3,619

(1)	At December 31, 2010, $42 million of the $58 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	At December 31, 2010, $2.3 billion was included on our balance sheet. Total debt above is stated at maturity value.
(4)	At December 31, 2010, $167 million of the $421 million represents imputed interest.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2010, $13 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $6 million of that amount will become payable.

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

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2010 and 2009, Corning had accrued approximately $30 million (undiscounted) and $26 million (undiscounted), respectively, for its estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein. The estimates that required us to make difficult, subjective or complex judgments, including future projections of performance and relevant discount rates, follow.

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

As of December 31, 2010 and 2009, we have not identified any instances where the carrying values of our long-lived assets were not recoverable. At December 31, 2010, the fair market value of precious metals was higher than our carrying value by $415 million. At December 31, 2009, the fair market value of precious metals was higher than our carrying value by $193 million. Currently these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings. There is the potential for impairment in the future if negative events significantly decrease the cash flow of our segments. Such events include, but are not limited to, a significant decrease in demand for products of our Display Technologies segment or a significant decrease in its profitability.

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

Effective January 1, 2010, the Company adopted required changes to consolidation guidance for variable interest entities that require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity, or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures. The adoption of this standard was not material to Corning’s consolidated results of operations or financial condition.

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

As disclosed in Note 10 (Goodwill and Other Intangible Assets) to the Consolidated Financial Statements, Corning’s goodwill relates primarily to the Telecommunications, Specialty Materials and Life Sciences operating segments. Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasting future cash flows. Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. Periodically, the detailed determination of fair value is carried forward from one year to the next if certain criteria are met. In 2010, an assessment of all of the reporting units was performed and it was determined the criteria to carry forward the detailed determination of fair value were met, as follows:

•	Assets and liabilities that make up the Telecommunications, Specialty Materials and Life Sciences reporting units did not change significantly from the fourth quarter of 2009;
•	The fair value determination completed in the fourth quarter of 2009 for all reporting units resulted in amounts that exceeded the carrying amount by a substantial margin; and
•

The likelihood that a current fair value determination would be less than the carrying amount of the reporting units is remote based on analysis of events that have occurred since the fair value assessment was completed in 2009.

Telecommunications

Goodwill for the Telecommunications segment is tested at the operating segment level. We have aggregated the Telecommunications operating segment businesses into a single reporting unit for goodwill impairment reviews based on the manner in which we operate our businesses; the vertically integrated nature of these operations; shared assets, operating and finance resources, and management; the nature of production processes and the regulatory environment; and the shared support and benefit from common research and development activity.

Results for the Telecommunications segment in 2010 were up when compared with 2009. We anticipate higher sales in 2011 as demand increases for fiber-to-the-home products and outside plant cable products. In 2010, the results of our review of the Telecommunications segment was in line with our expectations for the long-term growth of this business as compared with our 2009 evaluation, which indicated that the fair value of the reporting unit exceed its book value by a significant amount. A discount rate of 9% was used in 2009. A range of 7% to 11% would not have changed our conclusion.

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the component level, which is one level below an operating segment, because the goodwill is the result of transactions associated with certain businesses in this operating segment. Although the Specialty Materials segment had small reported losses in 2010 and 2009, we anticipate growth in new products will improve longer-term profitability. In 2010, the results of our review of the Specialty Materials segment was in line with our expectations for the long-term growth of this business as compared with our 2009 evaluation, which indicated that the fair value of the reporting unit exceed its book value by a significant amount. A discount rate of 9% was used in 2009. A range of 7% to 11% would not have changed our conclusion.

Life Sciences

Goodwill for the Life Sciences segment is tested at the operating segment level. We have aggregated the Life Sciences operating segment businesses into a single reporting unit for goodwill impairment testing based on the manner in which we operate our businesses.

Results in the Life Sciences segment in 2010 were up when compared to 2009, reflecting the positive impact of Axygen, an acquisition which was completed in the third quarter of 2009. In 2010, the results of our review of the Life Sciences segment was in line with our expectations for the long-term growth of this business as compared with our 2009 evaluation, which indicated that the fair value of the reporting unit exceed its book value by a significant amount. A discount rate of 8% was used in 2009. A range of 6% to 10% would not have changed our conclusion.

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

Equity method investments

At December 31, 2010 and 2009, the carrying value of our equity method investments was $4.4 billion and $4.0 billion, respectively, with our two largest equity method investments comprising approximately 95% of the balance. We review our equity method investments for indicators of impairment on a periodic basis or if an event or circumstances change to indicate the carrying amount may be other-than-temporarily impaired. When such indicators are present, we then perform an in-depth review for impairment. An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

As of December 31, 2010 and 2009, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

Fair value measures

As required, Corning uses two kinds of inputs to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources, while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, we prioritize the inputs used to measure fair value into one of three broad levels. Characterization of fair value inputs is required for those accounting pronouncements that prescribe or permit fair value measurement. In addition, observable market data must be used when available. Corning’s major categories of financial assets and liabilities required to be measured at fair value are short-term and long-term investments, pension asset investments and derivatives. These categories use observable inputs only and are measured using a market approach based on quoted prices in markets considered active or in markets in which there are few transactions.

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

Probability of litigation outcomes

We are required to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law, and other case-specific issues. See Part II – Item 3. Legal Proceedings for a discussion of the material litigation matters we face. The most significant matter involving judgment is the liability for asbestos litigation. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending asbestos claims, our assessment of the strength of our corporate veil defenses, and our continuing dialogue with our insurance carriers and the claimants’ representatives. The proposed asbestos resolution (Amended PCC Plan) is subject to a number of contingencies. The approval of the Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. Any approval of the Amended PCC Plan by the Bankruptcy Court is subject to appeal. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

As of December 31, 2010, the Projected Benefit Obligation (PBO) for U.S. pension plans was $2.7 billion.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in assumption	Effect on 2011 pre-tax pension expense	Effect on December 31, 2010 PBO

25 basis point decrease in discount rate	+$5 million	+$68 million
25 basis point increase in discount rate	-$5 million	-$66 million
25 basis point decrease in expected return on assets	+$6 million
25 basis point increase in expected return on assets	-$6 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2010, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $94 million before tax, and a 25 basis point increase in the discount rate would increase stockholders’ equity by $91 million. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:

Change in assumption	Effect on 2011 pre-tax OPEB expense		Effect on December 31, 2010 APBO

25 basis point decrease in discount rate	+$	1 million	+$	26 million
25 basis point increase in discount rate	-$	1 million	-$	25 million

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

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 10-Q, Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

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

We have foreign currency exposure to many currencies including the Japanese yen, euro, New Taiwan dollar and Korean won. We selectively enter into foreign exchange forward contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. These hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to reduce the impact of exchange rate movements on our operating results. We also enter into foreign exchange forward contracts when situations arise where our foreign subsidiaries or Corning enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. We do not hold or issue derivative financial instruments for trading purposes. Corning uses derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges, along with foreign currency gains and losses arising from the underlying monetary assets or liabilities, are recorded in current period earnings in Other Income (Expense), Net in the consolidated statements of income.

Equity in earnings of affiliated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of affiliated companies, net of impairments were $2.0 billion and $1.4 billion in 2010 and 2009, respectively, with foreign-based affiliates comprising over 77% of this amount in 2010. Equity earnings from Samsung Corning Precision totaled $1.5 billion for 2010 and $1.1 billion for 2009. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2010, we had open forward contracts, and foreign denominated debt with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2010. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $360 million compared to $278 million at December 31, 2009. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $272 million compared to $131 million at December 31, 2009. Specific to the euro, a 10% adverse movement in quoted euro exchange rates could result in a loss in fair value of these instruments of $83 million compared to $107 million at December 31, 2009.

As we derive approximately 74% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and euro. Our forecasts generally assume exchange rates during 2011 remain constant at January 2011 levels. As an example of impact changes in foreign currency exchange rates could have on our financial results, we compare 2010 actual sales in yen and euro transaction currencies at an average currency exchange rate during the year to a 10% change in the currency exchange rate. A plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2010 net sales of approximately $308 million. A plus or minus 10% movement in the U.S. dollar – euro exchange rate would result in a change to 2010 net sales of approximately $56 million. Using 2010 net income attributable to Corning Incorporated as a percentage of net sales of 54%, we can estimate that a plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2010 net income attributable to Corning Incorporated of approximately $170 million. A plus or minus 10% movement in the U.S. dollar – euro exchange rate would result in a change to 2010 net income attributable to Corning Incorporated of approximately $30 million.

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. At December 31, 2010, our consolidated debt portfolio contained less than 1% of variable rate instruments.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of Corning’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors of the Registrant

The section entitled “Nominees for Election as Directors” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 28, 2011, is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified three members of the Audit Committee as Audit Committee Financial Experts. See sections entitled “Meetings and Committees of the Board” and “Corporate Governance Matters” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 28, 2011, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 28, 2011, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the (i) Code of Ethics for the Chief Executive Officer and Financial Executives and the (ii) Code of Conduct for Directors and Executive Officers, which supplements the Code of Conduct. These Codes have been in existence for more than ten years and govern all employees and directors. During 2010, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at www.corning.com/investor_relations/corporate_governance/codes_of_conduct.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Denise A. Hauselt, Vice President, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Directors Compensation” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 28, 2011, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 28, 2011, is incorporated by reference in this Annual Report on Form 10-K. The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2010 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The section entitled “Corporate Governance Matters” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 28, 2011, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The sections entitled “Independent Registered Public Accounting Firm – Fees Paid to Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm – Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 28, 2011, are incorporated by reference in this Annual Report on Form 10-K.

In October 2010, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

Page
1. Financial statements	63
2. Financial statement schedule:
(i) Valuation accounts and reserves	113
See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

3 (i) 1	Restated Certificate of Incorporation dated April 29, 2010, filed with the Secretary of State of the State of New York on May 4, 2010 (Incorporated by reference to Exhibit 3(i) of Corning’s Form 8-K filed on May 5, 2010).

3 (i) 2	Certificate of Change to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on July 23, 2010 (Incorporated by reference to Exhibit 3.1 to Corning’s Form 10-Q filed on November 1, 2010).

3 (ii)	By-Laws of Corning amended to and effective as of April 29, 2010 (Incorporated by reference to Exhibit 3(ii) of Corning’s Form 10-Q filed May 5, 2010).

10.1	1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

10.2	1998 Variable Compensation Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.3	1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.4	1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.5	2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

10.6	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.7	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.8	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.9	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, and Peter F. Volanakis (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed May 4, 2004).

10.10	Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed May 4, 2004).

10.11	Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed May 4, 2004).

10.12	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed May 4, 2004).

10.13	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.5 of Corning’s 10-Q filed May 4, 2004).

10.14	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning’s 10-Q filed May 4, 2004).

10.15	Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning’s 10-Q filed May 4, 2004).

10.16	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s 10-Q filed May 4, 2004).

10.17	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s 10-Q filed May 4, 2004).

10.18	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed October 28, 2004).

10.19	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed October 28, 2004).

10.20	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed October 28, 2004).

10.21	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed October 28, 2004).

10.22	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.23	Amended and Restated Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi UFJ, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; Deutsche Bank A.G. New York Branch Mizuho Corporate Bank, Ltd. and Standard Chartered Bank dated November 21, 2006 (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed November 27, 2006).

10.24	Amended 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.25	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.26	Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.27	Corning Incorporated Amended 2002 Worldwide Employee Share Purchase Plan effective September 19, 2006 (Incorporated by reference to Exhibit 10.27 of Corning’s Form 10-K filed February 25, 2007).

10.28	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 25, 2007).

10.29	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form 10-K filed February 25, 2007).

10.30	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form 10-K filed February 25, 2007).

10.31	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form 10-K filed February 25, 2007).

10.32	Director Compensation Arrangements effective February 7, 2007 (Incorporated by reference to Exhibit 10.32 of Corning’s Form 10-K filed February 25, 2007).

10.33	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).

10.34	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.34 of Corning’s Form 10-K filed February 15, 2008).

10.35	Corning Incorporated Goalsharing Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.35 of Corning’s Form 10-K filed February 15, 2008).

10.36	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning’s Form 10-K filed February 15, 2008).

10.37	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007 (Incorporated by reference to Exhibit 10.37 of Corning’s Form 10-K filed February 15, 2008).

10.38	Corning Incorporated Supplemental Pension Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.38 of Corning’s Form 10-K filed February 15, 2008).

10.39	Corning Incorporated Supplemental Investment Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.39 of Corning’s Form 10-K filed February 15, 2008).

10.40	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.40 of Corning’s Form 10-K filed February 15, 2008).

10.41	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.41 of Corning’s Form 10-K filed February 15, 2008).

10.42	Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning’s Form 10-K filed February 15, 2008).

10.43	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning’s Form 10-K filed February 15, 2008).

10.44	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning’s Form 10-K filed February 15, 2008).

10.45	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.45 of Corning’s Form 10-K filed February 15, 2008).

10.46	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.46 of Corning’s Form 10-K filed February 15, 2008).

10.47	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.47 of Corning’s Form 10-K filed February 15, 2008).

10.48	Second Amended 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit 10 of Corning’s Form 8-K filed April 25, 2008).

10.49	Amendment No. 2 to Executive Supplemental Pension Plan effective July 16, 2008 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed July 30, 2008).

10.50	Form of Corning Incorporated Non-Qualified Stock Option Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.50 of Corning’s Form 10-K filed February 24, 2009).

10.51	Form of Corning Incorporated Incentive Stock Right Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.51 of Corning’s Form 10-K filed February 24, 2009).

10.52	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants effective December 3, 2008 (Incorporated by reference to Exhibit 10.52 of Corning’s Form 10-K filed February 24, 2009).

10.53	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008 (Incorporated by reference to Exhibit 10.53 of Corning’s Form 10-K filed February 24, 2009).

10.54	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008 (Incorporated by reference to Exhibit 10.54 of Corning’s Form 10-K filed February 24, 2009).

10.55	Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.55 of Corning’s Form 10-K filed February 24, 2009).

10.56	Amendment No. 2 to Corning Incorporated Supplemental Investment Plan approved April 29, 2009 (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed July 29, 2009).

10.57	Amendment No. 2 to Deferred Compensation Plan for Directors dated April 29, 2009 (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed July 29, 2009).

10.58	Amendment No. 2 to 2006 Variable Compensation Plan dated December 2, 2009 (Incorporated by reference to Exhibit 10.58 of Corning’s Form 10-K filed February 10, 2010).

10.59	Form of Corning Incorporated Cash Performance Unit Agreement, effective December 2, 2009 (Incorporated by reference to Exhibit 10.59 of Corning’s Form 10-K filed February 10, 2010).

10.60	Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Restricted Stock Units, effective December 2, 2009 (Incorporated by reference to Exhibit 10.60 of Corning’s Form 10-K filed February 10, 2010).

10.61	2010 Variable Compensation Plan (Incorporated by reference to Appendix A of Corning’s Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

10.62	2010 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

10.63	Special Retirement Transition Agreement dated July 30, 2010 between Corning Incorporated and Peter F. Volanakis (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed November 1, 2010).

10.64	Amended and Restated Credit Agreement dated as of December 7, 2010 (effective as of December 16, 2010), among Corning Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Wells Fargo, Bank National Association, Bank of China, New York Branch, Sumitomo Mitsui Banking Corporation, and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.1 of Corning’s Form 8-K filed December 16, 2010).

10.65	Compensation Arrangement for Retention of James B. Flaws approved by the Corning Board Compensation Committee on January 3, 2011 (Incorporated by reference to Corning’s Form 8-K filed January 3, 2011).

10.66	Amendment No. 2 to Corning Incorporated Supplemental Pension Plan dated December 18, 2008.

10.67	Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Incentive Stock Rights, effective January 3, 2011.

10.68	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 3, 2011.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 14, 2010 for April 28, 2010 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2010.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Samil PricewaterhouseCoopers.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

(c)	Financial Statements

1.	Financial Statements of Dow Corning Corporation for the years ended December 31, 2010, 2009 and 2008	115

2.	Financial Statements of Samsung Corning Precision Materials Co., Ltd. for the years ended December 31, 2010, 2009 and 2008	152

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief	February 10, 2011
	(Wendell P. Weeks)	Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Capacity	Date

/s/ Wendell P. Weeks (Wendell P. Weeks)	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 10, 2011

/s/ James B. Flaws (James B. Flaws)	Vice Chairman of the Board of Directors and Chief Financial Officer (Principal Financial Officer)	February 10, 2011

/s/ R. Tony Tripeny (R. Tony Tripeny)	Senior Vice President – Corporate Controller (Principal Accounting Officer)	February 10, 2011

* (John Seely Brown)	Director	February 10, 2011

* (John A. Canning, Jr.)	Director	February 10, 2011

* (Robert F. Cummings, Jr.)	Director	February 10, 2011

* (James B. Flaws)	Director	February 10, 2011

* (Gordon Gund)	Director	February 10, 2011

* (Kurt M. Landgraf)	Director	February 10, 2011

* (James J. O’Connor)	Director	February 10, 2011

* (Deborah D. Rieman)	Director	February 10, 2011

* (H. Onno Ruding)	Director	February 10, 2011

* (William D. Smithburg)	Director	February 10, 2011

* (Glenn F. Tilton)	Director	February 10, 2011

* (Hansel E. Tookes II)	Director	February 10, 2011

* (Mark S. Wrighton)	Director	February 10, 2011

*BY	/s/ Vincent P. Hatton (Vincent P. Hatton, Attorney-in-fact)

Corning Incorporated

2010 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 10, 2011

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2010	2009	2008

Net sales	$6,632	$5,395	$5,948
Cost of sales	3,583	3,302	3,210

Gross margin	3,049	2,093	2,738

Operating expenses:
Selling, general and administrative expenses	1,015	881	901
Research, development and engineering expenses	603	563	627
Amortization of purchased intangibles	8	10	11
Restructuring, impairment and other (credits) and charges (Note 2)	(329)	228	19
Asbestos litigation (credit) charge (Note 7)	(49)	20	(340)

Operating income	1,801	391	1,520

Equity in earnings of affiliated companies (Note 7)	1,958	1,435	1,358
Interest income	11	19	85
Interest expense	(109)	(82)	(59)
Other income (expense), net	184	171	(22)

Income before income taxes	3,845	1,934	2,882
(Provision) benefit for income taxes (Note 6)	(287)	74	2,375

Net income attributable to Corning Incorporated	$3,558	$2,008	$5,257

Earnings per common share attributable to Corning Incorporated:
Basic (Note 18)	$2.28	$1.30	$3.37

Diluted (Note 18)	$2.25	$1.28	$3.32

Dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform to the 2010 presentation.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2010	2009

Assets

Current assets:
Cash and cash equivalents	$4,598	$2,541
Short-term investments, at fair value (Note 3)	1,752	1,042

Total cash, cash equivalents and short-term investments	6,350	3,583
Trade accounts receivable, net of doubtful accounts and allowances - $20 and $20	973	753
Inventories (Note 5)	738	579
Deferred income taxes (Note 6)	431	235
Other current assets	367	371

Total current assets	8,859	5,521

Investments (Note 7)	4,372	3,992
Property, net of accumulated depreciation - $6,420 and $5,503 (Note 9)	8,943	7,995
Goodwill and other intangible assets, net (Note 10)	716	676
Deferred income taxes (Note 6)	2,790	2,982
Other assets	153	129

Total Assets	$25,833	$21,295

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 12)	$57	$74
Accounts payable	798	550
Other accrued liabilities (Note 11 and 14)	1,131	915

Total current liabilities	1,986	1,539

Long-term debt (Note 12)	2,262	1,930
Postretirement benefits other than pensions (Note 13)	913	858
Other liabilities (Note 11 and 14)	1,246	1,373

Total liabilities	6,407	5,700

Commitments and contingencies (Note 14)
Shareholders’ equity (Note 17):
Common stock - Par value $0.50 per share; shares authorized: 3.8 billion Shares issued: 1,626 million and 1,616 million	813	808
Additional paid-in capital	12,865	12,707
Retained earnings	6,881	3,636
Treasury stock, at cost; shares held: 65 million and 64 million	(1,227)	(1,207)
Accumulated other comprehensive income (loss)	43	(401)

Total Corning Incorporated shareholders’ equity	19,375	15,543

Noncontrolling interests	51	52

Total equity	19,426	15,595

Total Liabilities and Equity	$25,833	$21,295

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2010	2009	2008

Cash Flows from Operating Activities:
Net income	$3,558	$2,008	$5,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	846	782	684
Amortization of purchased intangibles	8	10	11
Asbestos litigation (credits) charges	(49)	20	(340)
Restructuring, impairment and other (credits) charges	(329)	228	19
Loss on retirement of debt	30
Stock compensation charges	92	127	118
Loss on sale of business			14
Undistributed earnings of affiliated companies	(246)	(680)	(812)
Deferred tax provision (benefit)	68	(218)	(2,585)
Restructuring payments	(66)	(89)	(17)
Cash received from settlement of insurance claims	259
Credits issued against customer deposits	(83)	(253)	(266)
Employee benefit payments in excess of expense	(265)	(10)	(47)
Changes in certain working capital items:
Trade accounts receivable	(162)	(201)	410
Inventories	(160)	238	(136)
Other current assets	42	16	(76)
Accounts payable and other current liabilities, net of restructuring payments	192	56	(210)
Other, net	100	43	104

Net cash provided by operating activities	3,835	2,077	2,128

Cash Flows from Investing Activities:
Capital expenditures	(1,007)	(890)	(1,921)
Acquisitions of businesses, net of cash received	(63)	(410)	(15)
Net proceeds from sale or disposal of assets	1	21	19
Short-term investments - acquisitions	(2,768)	(1,372)	(1,865)
Short-term investments - liquidations	2,061	1,281	2,083
Other, net	7

Net cash used in investing activities	(1,769)	(1,370)	(1,699)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(75)	(86)	(24)
Proceeds from unwind of interest rate swap agreements			65
Proceeds from issuance of long-term debt, net	689	346
Retirements of long-term debt	(364)
Principal payments under capital lease obligations	(9)	(10)
Proceeds from issuance of common stock, net	15	20	23
Proceeds from the exercise of stock options	55	24	80
Repurchases of common stock			(625)
Dividends paid	(313)	(312)	(313)
Other, net		3	(4)

Net cash used in financing activities	(2)	(15)	(798)

Effect of exchange rates on cash	(7)	(24)	26

Net increase (decrease) in cash and cash equivalents	2,057	668	(343)
Cash and cash equivalents at beginning of year	2,541	1,873	2,216

Cash and cash equivalents at end of year	$4,598	$2,541	$1,873

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

(In millions)	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2007	$799	$12,281	$(3,002)	$(492)	$(90)	$9,496	$46	$9,542

Net income			5,257			5,257	(1)	5,256
Foreign currency translation adjustment and other					99	99	3	102
Net unrealized loss on investments					(81)	(81)		(81)
Net unrealized loss on cash flow hedges					(16)	(16)		(16)
Net change in unrecognized postretirement benefit plans					(555)	(555)		(555)

Total comprehensive income						4,704	2	4,706

Purchase of common stock for treasury				(625)		(625)		(625)
Shares issued to benefit plans and for option exercises	6	222		(6)		222		222
Dividends on shares			(313)			(313)		(313)
Other, net	(1)	(1)	(2)	(37)		(41)		(41)

Balance, December 31, 2008	$804	$12,502	$1,940	$(1,160)	$(643)	$13,443	$48	$13,491

Net income			2,008			2,008	6	2,014
Foreign currency translation adjustment and other					166	166		166
Net unrealized gain on investments					53	53		53
Net unrealized gain on cash flow hedges					39	39		39
Net change in unrecognized postretirement benefit plans					(16)	(16)		(16)

Total comprehensive income						2,250	6	2,256

Shares issued to benefit plans and for option exercises	4	203		(36)		171		171
Dividends on shares			(312)			(312)		(312)
Other, net		2		(11)		(9)	(2)	(11)

Balance, December 31, 2009	$808	$12,707	$3,636	$(1,207)	$(401)	$15,543	$52	$15,595

Net income			3,558			3,558	(2)	3,556
Foreign currency translation adjustment and other					566	566	1	567
Net unrealized gain on investments					6	6		6
Net unrealized loss on cash flow hedges					(24)	(24)		(24)
Net change in unrecognized postretirement benefit plans					(104)	(104)		(104)

Total comprehensive income						4,002	(1)	4,001

Shares issued to benefit plans and for option exercises	5	141				146		146
Dividends on shares			(313)			(313)		(313)
Other, net		17		(20)		(3)		(3)

Balance, December 31, 2010	$813	$12,865	$6,881	$(1,227)	$43	$19,375	$51	$19,426

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform to the 2010 presentation.

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S. and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which Corning exercises control.

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

Effective January 1, 2009, the Company adopted requirements for reporting noncontrolling interests in financial statements. A noncontrolling interest, previously called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under the new standard, noncontrolling interests in subsidiaries are now included as a component of equity in the consolidated statements of financial position. This guidance also provides the required accounting treatment for changes in ownership of noncontrolling interests. As required, the related presentation and disclosure provisions have been applied retrospectively. For all years presented, amounts attributable to noncontrolling interests were not significant and therefore, are not presented separately on the consolidated statements of income. These amounts, which have been included in “Other income (expense), net,” are provided below.

Effective April 1, 2009, the Company, as required, adopted the following which resulted from the issuance of new fair value accounting standards:

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

1.    Summary of Significant Accounting Policies (continued)

Effective September 30, 2009, the Financial Accounting Standards Board (FASB) established The FASB Accounting Standards Codification™ (ASC) as the source of authoritative accounting to be applied by nongovernmental entities in the preparation of financial statements. Except for newly issued standards that have not been codified, references to codified literature have been updated to reflect this change.

Beginning in 2010, the Company moved from a lattice-based binomial model to a multiple-point Black-Scholes model to estimate the fair value of its employee stock option awards. The multiple-point Black-Scholes model incorporates all assumptions required, and provides an appropriate fair value estimate while improving transparency and efficiency. The impact of the change in valuation models was not significant to Corning’s consolidated results of operations or financial condition.

Effective January 1, 2010, the Company adopted required changes to consolidation guidance for variable interest entities that require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity, or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures. The adoption of this standard was not material to Corning’s consolidated results of operations or financial condition.

The impact of adopting these fair value standards was not significant.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements include restructuring and other charges and credits, allowances for doubtful accounts receivable, estimates of fair value associated with goodwill and long-lived asset impairment tests, estimates of the fair value of assets held for disposal, estimates of fair value of investments, equity interests, environmental and legal liabilities, warranty liabilities, income taxes and deferred tax valuation allowances, the determination of discount and other rate assumptions for pension and other postretirement employee benefit expenses and the determination of the fair value of stock based compensation involving assumptions about forfeiture rates, stock volatility, discount rates, and expected term. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Revenue Recognition

Revenue for sales of goods is recognized when a firm sales agreement is in place, delivery has occurred and sales price is fixed or determinable and collection is reasonably assured. If customer acceptance of products is not reasonably assured, sales are recorded only upon formal customer acceptance. Sales of goods typically do not include multiple product and/or service elements.

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

1.    Summary of Significant Accounting Policies (continued)

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2010	2009	2008

Royalty income from Samsung Corning Precision	$265	$232	$184
Foreign currency transaction and hedge losses, net	(22)	(54)	(112)
Loss on retirement of debt	(30)
Net realized losses of available-for-sale securities	(2)	(2)	(53)
Loss on sale of Steuben glass business			(14)
Net loss (income) attributable to noncontrolling interests	2	(6)	1
Other, net	(29)	1	(28)
Total	$184	$171	$(22)

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $491 million in 2010, $465 million in 2009, and $510 million in 2008.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning’s foreign subsidiaries is made based on the appropriate economic factors. For most foreign operations, the local currencies are generally considered to be the functional currencies. Corning’s most significant exception is our Taiwanese subsidiary, which uses the Japanese yen as its functional currency. For all transactions denominated in a currency other than a subsidiary’s functional currency, exchange rate gains and losses are included in income for the period in which the exchange rates changed.

Foreign subsidiary functional currency balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature which are recorded together with translation gains and losses in other comprehensive income (loss) in shareholders’ equity.

Stock-Based Compensation

Corning’s stock-based compensation programs include employee stock option grants, time-based restricted stock awards, time-based restricted stock units, performance based restricted stock awards, performance-based restricted stock units, and the Worldwide Employee Share Purchase Plan, as more fully described in Note 19 (Share-based Compensation).

The cost of stock-based compensation awards is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards earned over the vesting period, except as noted below. Corning estimates the fair value of stock based awards using a multiple-point Black-Scholes option valuation model, which incorporates assumptions including expected volatility, dividend yield, risk-free rate, expected term and departure rates.

An award is considered vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Prior to December 1, 2008, the terms and conditions of Corning’s stock option agreement specified that employees continue to vest in option awards after retirement without providing any additional services. For awards granted from January 1, 2006 to December 1, 2008, compensation cost was recognized immediately for awards granted to retirement-eligible employees. For employees who become retirement-eligible during the vesting period, expense is recognized evenly from the grant date to the date of retirement eligibility.

1.     Summary of Significant Accounting Policies (continued)

On December 1, 2008, Corning amended the terms and conditions of its stock option agreement for awards to retirement-eligible employees. Under the terms of this agreement, awards are earned ratably each month the employee provides service over the twelve months following the grant date, and the related compensation expense is recognized over this twelve month service period or over the period from the grant date to the date retirement eligibility is achieved, whichever is longer.

Corning offered a Worldwide Employee Share Purchase Plan (WESPP), under which substantially all employees could elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock was 85% of the end-of-quarter closing market price. On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010 and the WESPP terminated in May 2010.

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

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2010	2009	2008
Non-cash transactions:
Issued credit memoranda for settlement of customer receivables (1)	$83	$253	$266
Capital leases		$162	$6
Accruals for capital expenditures	$382	$217	$525
Cash paid for interest and income taxes:
Interest (2)	$125	$116	$100
Income taxes, net of refunds received	$170	$164	$287

(1)	Amounts represent credits applied to customer receivable balances for customers that made advance cash deposits under long-term purchase and supply agreements.
(2)	Included in this amount are approximately $20 million, $29 million, and $31 million of interest costs that were capitalized as part of property, net in 2010, 2009 and 2008, respectively.

Short-Term Investments

Our short-term investments consist of available-for-sale securities that are stated at fair value. Consistent with Corning’s cash investment policy, our short-term investments consist primarily of fixed-income securities. Preservation of principal is the primary principle of our cash investment policy that is carried out by limiting interest rate, reinvestment, security, quality and event risk. Our investments are generally liquid and all are investment grade quality. The portfolio is invested predominantly in U.S. Treasury securities and high quality short term government security money market funds. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized. Realized gains and losses are recorded in other income (expense), net.

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

1.     Summary of Significant Accounting Policies (continued)

Environmental Liabilities

The Company accrues for its environmental investigation, remediation, operating, and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, current laws and regulations and prior remediation experience. For sites with multiple potential responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Where no amount within a range of estimates is more likely to occur than another, the minimum amount is accrued. When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded related to the insurance reimbursement when reimbursement is virtually certain.

The uncertain nature inherent in such remediation and the possibility that initial estimates may not reflect the final outcome could result in additional costs being recognized by the Company in future periods.

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

Included in the subcategory of equipment are the following types of assets (excluding precious metals):

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually in the fourth quarter or if an event occurs or circumstances change that indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either operating segments or one level below the operating segment. Goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. Refer to Note 10 (Goodwill and Other Intangible Assets) for additional information.

Periodically, the detailed determination of fair value is carried forward from one year to the next if certain criteria are met. In 2010, an assessment of all of the reporting units was performed and it was determined the criteria to carry forward the detailed determination of fair value were met.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carry forwards and for differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

The effective income tax rate reflects our assessment of the ultimate outcome of tax audits. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including accrued penalties and interest, is included in other accrued liabilities and other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

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

1.     Summary of Significant Accounting Policies (continued)

For an equity investment with impairment indicators, we measure fair value on the basis of discounted cash flows or other appropriate valuation methods, depending on the nature of the company involved. If it is probable that we will not recover the carrying amount of our investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly. We require our equity method affiliates to provide audited financial statements. Consequently, adjustments for asset recoverability are included in equity earnings. We also utilize these financial statements in our recoverability assessment.

Fair Value of Financial Instruments

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

All derivatives are recorded at fair value on the balance sheet. Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are not recognized in current operating results but are recorded in accumulated other comprehensive income (loss). Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings. This reclassification is recorded in the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, royalties, or cost of sales. Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by the change in the fair value of the hedged item. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings in the other income line of the consolidated statement of operations.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

2.     Restructuring, Impairment and Other (Credits) and Charges

2010 Activity

Corning recorded credits of $329 million in 2010. During 2009, we had two events which impacted production at several of our LCD glass manufacturing facilities. In August 2009, an earthquake halted production at one of our LCD glass manufacturing facilities in Japan and in October 2009, production at our facility in Taichung, Taiwan was impacted by a power disruption. In the fourth quarter of 2010, we recorded $324 million in other credits in our Display segment as settlement of business interruption and property damage insurance claims resulting from these events.

The following table summarizes the restructuring, and other (credits) and charges as of and for the year ended December 31, 2010 (in millions):

	Reserve at January 1, 2010	Non-cash adjustments	Net charges/ (reversals)	Cash payments	Reserve at December 31, 2010
Restructuring:
Employee related costs	$80	$(2)	$(5)	$(58)	$15
Other charges (credits)	20			(8)	12

Total restructuring activity	$100	$(2)	$(5)	$(66)	$27

Other (credits) and charges:
Settlement of business interruption and property damage insurance claims			$(324)

Total other credits			$(324)

Total restructuring, impairment and other (credits) and charges			$(329)

2.     Restructuring, Impairment and Other (Credits) and Charges (continued)

Cash payments for employee-related costs were substantially completed in 2010, while payments for exit activities will be substantially complete by the end of 2011.

2009 Activity

Corning recorded net charges of $228 million in 2009. A summary of the charges follows:

•

We recorded a charge of $228 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2009. The charge included costs for severance, special termination benefits, outplacement services, asset disposal costs, and the impact of a $32 million curtailment loss for postretirement benefits in 2009. Total cash expenditures associated with this plan are expected to be approximately $150 million with the majority of spending completed in 2010.

The following table summarizes the restructuring, and other charges and (credits) as of and for the year ended December 31, 2009 (in millions):

	Reserve at January 1, 2009	Charges	Non-cash settlements	Cash payments	Reserve at December 31, 2009
Restructuring:
Employee related costs	$17	$203	$(54)	$(86)	$80
Other charges (credits)	17	6		(3)	20

Total restructuring activity	$34	$209	$(54)	$(89)	$100

Impairment of long-lived assets:
Assets to be disposed of		$19

Total impairment charges		$19

Total restructuring, impairment and other charges		$228

The year-to-date cost of these plans for each of our reportable operating segments was as follows (in millions):

Operating segment	Employee- related and other costs
Display Technologies	$31
Telecommunications	42
Environmental Technologies	28
Specialty Materials	17
Life Sciences	8
Corporate and All Other	102
Total restructuring, impairment and other charges	$228

2008 Activity

Corning recorded net charges of $19 million in 2008. A summary of the charges and credits follows:

•	We recorded a charge of $22 million, which was comprised primarily of severance costs for a restructuring plan in the Telecommunications segment.
•	We recorded net credit adjustments of $3 million for revisions to existing restructuring plans.

2.    Restructuring, Impairment and Other (Credits) and Charges (continued)

The following table summarizes the restructuring, and other charges and (credits) as of and for the year ended December 31, 2008 (in millions):

		Year ended December 31, 2008
	Reserve at Jan. 1, 2008	Charges	Revisions to existing plans	Net charges	Non-cash settlements	Cash payments	Reserve at Dec. 31, 2008
Restructuring:
Employee related costs	$12	$22	$(3)	$19	$(2)	$(12)	$17
Other charges (credits)	22					(5)	17
Total restructuring activity	$34	$22	$(3)	$19	$(2)	$(17)	$34

3.    Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	Amortized cost December 31,		Fair value December 31,
	2010	2009	2010	2009
Bonds, notes and other securities:
U.S. government and agencies	$1,734	$973	$1,737	$975
Other debt securities	11	66	15	67
Total short-term investments	$1,745	$1,039	$1,752	$1,042
Asset-backed securities	$64	$75	$45	$42
Total long-term investments	$64	$75	$45	$42

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

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2010 (in millions):

Less than one year	$1,501
Due in 1-5 years	242
Due in 5-10 years
Due after 10 years (1)	54
Total	$1,797

(1)	Included in the maturity table is $45 million of asset-based securities that mature over time and are being reported at their final maturity dates.

3.    Available-for-Sale Investments (continued)

The following table provides the fair value and gross unrealized losses of the Company’s investments and unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009 (in millions):

	December 31, 2010
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$139	$0			$139	$0
Total short-term investments	$139	$0			$139	$0
Asset-backed securities			$45	$(20)	$45	$(20)
Total long-term investments			$45	$(20)	$45	$(20)

	December 31, 2009
	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$320	$0			$320	$0
Total short-term investments	$320	$0			$320	$0
Asset-backed securities			$42	$(33)	$42	$(33)
Total long-term investments			$42	$(33)	$42	$(33)

	December 31,
	2010	2009	2008
Gross realized gains	$0	$2	$6
Gross realized losses	$1	$(6)	$(59	) (1)

(1)	Realized losses in 2008 include other-than-temporary impairments of $37 million for financial industry securities and $22 million of losses from the sale of asset-backed debt securities and debt securities of financial institutions as Corning reduced its exposure to these sectors.

A roll forward of the changes in credit losses recognized in earnings for the twelve months ended December 31, 2010 and nine months ended December 31, 2009 (in millions):

	2010	2009*
Beginning balance of credit losses, January 1	$2	$0
Additions for credit losses not previously recognized in earnings	2	2
Balance of credit losses, December 31	$4	$2

*	The standard was implemented April 1, 2009. Therefore, there were no credit losses recognized in the first quarter of 2009.

The $2 million loss in 2010 and 2009 represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. These credit losses are limited to asset-backed securities in our investment portfolio.

As of December 31, 2010 and 2009, for securities that have credit losses, an other than temporary impairment loss of $16 million and $14 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled $2.1 billion, $1.3 billion, and $2.1 billion in 2010, 2009, and 2008, respectively.

4.    Significant Customers

For 2010, Corning’s sales to Sharp Electronics Corporation, a customer of our Display Technologies segment, represented 12% of the Company’s consolidated net sales. For 2010, 2009, and 2008, Corning’s sales to AU Optronics Corporation, a customer of our Display Technologies segment, represented 11%, 13%, and 11%, respectively, of the Company’s consolidated net sales. For 2008, Corning’s sales to Chi Mei Optoelectronics Corporation, another customer of our Display Technologies segment, represented 10% of the Company’s consolidated net sales.

5.    Inventories

Inventories comprise the following (in millions):

	December 31,
	2010	2009
Finished goods	$208	$175
Work in process	207	113
Raw materials and accessories	155	114
Supplies and packing materials	168	177
Total inventories	$738	$579

6.    Income Taxes

Income before income taxes follows (in millions):

	Years ended December 31,
	2010	2009	2008
U.S. companies	$975	$202	$801
Non-U.S. companies	2,870	1,732	2,081
Income before income taxes	$3,845	$1,934	$2,882

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):

	Years ended December 31,
	2010	2009	2008
Current:
Federal		$(8)	$4
State and municipal	$1
Foreign	218	152	206
Deferred:
Federal	(7)	(115)	(2,350)
State and municipal	22	34	(215)
Foreign	53	(137)	(20)
Provision (benefit) for income taxes	$287	$(74)	$(2,375)

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

6.    Income Taxes (continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	Years ended December 31,
	2010		2009		2008
Statutory U.S. income tax rate	35.0%		35.0%		35.0%
State income tax (benefit), net of federal effect	0.1		(0.5)		0.1
Tax holidays (1)	(3.1)		(7.3)		(5.3)
Investment and other tax credits (2)	(0.9)		(3.7	) (6)	(0.6)
Rate difference on foreign earnings	(2.2)		(1.2)		2.0
Equity earnings impact (7)	(16.6)		(24.2)		(15.4)
Dividend repatriation	(6.6	) (9)	(0.2)		1.0
Deferred tax adjustment (8)	1.5		(2.1)
Valuation allowances:
Release of prior period valuation allowances			0.6		(89.1	) (3)
Tax (expenses) benefits not recorded on (income) losses (4)	0.1		0.4		(8.7)
Audit settlement (5)			(0.1)		(1.4)
Other items, net	0.2		(0.5)
Effective income tax (benefit) rate	7.5%		(3.8)%		(82.4)%

Significant items that cause our effective tax rate to vary from the U.S. statutory rate of 35% are as follows:

(1)	Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2014) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of tax holidays on net income per share on a diluted basis was $0.08 in 2010, $0.09 in 2009, and $0.10 in 2008.
(2)	Primarily related to investment tax credits in Taiwan, employment credits in Mexico and research & development credits in U.S. and France.
(3)	In 2008, we released $2.5 billion of valuation allowances resulting from a change in judgment about the realizability of deferred tax assets established in prior years, as described below.
(4)	For all three years presented, we generated positive income from continuing operations in the U.S. In 2008, the current year’s tax expense on such income was fully offset by the tax benefit of releasing a portion of valuation allowance to reflect the realization of deferred taxes resulting from the generation of U.S. income. The impact of the release of valuation allowance and consequently not recording tax expense on income generated in the U.S. was a reduction in the rate of 8.6 percentage points for 2008.
(5)	In 2009 and 2008, we recorded a $2 million and $40 million benefit, respectively, related to a favorable tax settlement with the Canadian Revenue Agency.
(6)	In 2009, we recorded a $37 million tax credit for U.S. Research and Experimentation – expenses incurred from 2005-2009.
(7)	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax.
(8)	In 2009, we recorded an additional deferred tax asset related to tax free OPEB subsidies. In 2010, we recorded $56 million charge to write-off deferred tax associated with OPEB subsidy due to a law change.
(9)	In 2010, we recorded a $265 million tax benefit for excess foreign tax credits that resulted from the repatriation of current year earnings of certain foreign subsidiaries.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2010	2009
Loss and tax credit carryforwards	$2,253	$2,134
Capitalized research and development	61	96
Asset impairments and restructuring reserves	164	212
Postretirement medical and life benefits	349	396
Inventory	60	37
Other accrued liabilities	189	252
Other employee benefits	324	368
Gross deferred tax assets	3,400	3,495
Valuation allowance	(214)	(245)
Total deferred tax assets	3,186	3,250
Intangible and other assets	(22)	(46)
Total deferred tax liabilities	(22)	(46)
Net deferred tax assets	$3,164	$3,204

6.    Income Taxes (continued)

The net deferred tax assets are classified in our consolidated balance sheets, as follows (in millions):

	December 31,
	2010	2009
Current deferred tax assets	$431	$235
Non-current deferred tax assets	2,790	2,982
Current deferred tax liabilities	(8)	(1)
Non-current deferred tax liabilities	(49)	(12)
Net deferred tax assets	$3,164	$3,204

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2010 follow (in millions):

		Expiration
	Amount	2011-2015	2016-2020	2021-2030	Indefinite
Net operating losses	$1,372	$63	$155	$970	$184
Capital losses	5	5
Tax credits	876	21	677	122	56
Totals as of December 31, 2010	$2,253	$89	$832	$1,092	$240

The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable. Cumulative tax benefits totaling $263 million will be recorded in additional paid-in-capital when the net operating loss carry forward is utilized and the windfall tax benefit can be realized.

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

In the second half of 2008, we utilized a portion of the remaining valuation allowance to offset U.S. income tax expense (or benefit) that would otherwise have been recorded on income (or losses) in the U.S. and therefore, reflected no net U.S. income tax expense. As our income for the second half of 2008 was lower than our June 30, 2008 forecast for this period, we adjusted our estimate of valuation allowances by $115 million in the second half of 2008. In 2009, we began providing U.S. income tax expense (or benefit) on U.S. earnings (losses).

6.    Income Taxes (continued)

Certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other federal and state tax credits, will remain with a valuation allowance recorded against them as of December 31, 2010, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. U.S. profits of approximately $8.3 billion will be required to fully realize the deferred tax assets as of December 31, 2010. Of that amount, $4.9 billion of U.S. profits will be required over the next 15 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards. The remaining deferred tax assets will be realized as the underlying temporary differences reverse over an extended period. The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2010 and 2009 was $214 million and $245 million, respectively.

We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2010, taxes have not been provided on approximately $8.9 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. It is not practical to calculate the unrecognized deferred tax liability on those earnings. Our cash, cash equivalents, and short-term investments are held in various locations throughout the world. At December 31, 2010, about half of the consolidated amount was held outside of the U.S. Almost all of the amounts held outside of the U.S. are available for repatriation subject to relevant tax consequences. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):

	2010	2009
Balance at January 1	$40	$40
Additions based on tax positions related to the current year	2	6
Additions for tax positions of prior years	1	14
Reductions for tax positions of prior years	(13)	(4)
Settlements and lapse of statute of limitations	(7)	(16)
Balance at December 31	$23	$40

Included in the balance at December 31, 2010 and 2009 are $18 million and $35 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. For the years ended December 31, 2010, 2009 and 2008, the amounts recognized in interest expense and income were immaterial. The amounts accrued at December 31, 2010 and 2009 for the payment of interest and penalties were not significant.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS). The statute of limitations to audit the 2005 and 2006 U.S. federal income tax expired in 2009 and 2010, respectively, except to the extent that the loss generated in 2005 is utilized in a subsequent year. In that instance, the statute for the 2005 year may be re-opened.

Corning Incorporated and U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2006 onward) and Taiwan (2008 onward).

7.    Investments

Investments comprise the following (dollars in millions):

	Ownership interest (1)	December 31,
		2010	2009
Affiliated companies accounted for under the equity method:
Samsung Corning Precision Materials Co., Ltd.	50%	$2,943	$2,772
Dow Corning Corporation	50%	1,186	992
All other	20%-50%	240	224

		4,369	3,988
Other investments		3	4

Total		$4,372	$3,992

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of such entities.

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	Years ended December 31,
	2010	2009	2008
Statement of operations:
Net sales	$11,717	$10,211	$10,049
Gross profit	$6,107	$5,043	$4,752
Net income	$3,901	$2,944	$2,724
Corning’s equity in earnings of affiliated companies (1)	$1,958	$1,435	$1,358

Related party transactions:
Corning sales to affiliated companies	$27	$50	$41
Corning purchases from affiliated companies	$59	$56	$46
Corning transfers of assets, at cost, to affiliated companies (2)	$121	$78	$173
Dividends received from affiliated companies	$1,712	$755	$546
Royalty income from affiliated companies	$268	$234	$188
Corning services to affiliates	$37	$22

	December 31,
	2010	2009
Balance sheet:
Current assets	$8,418	$7,236
Noncurrent assets	$12,253	$11,081
Short-term borrowings, including current portion of long-term debt	$842	$690
Other current liabilities	$2,465	$2,145
Long-term debt	$868	$745
Other long-term liabilities	$6,297	$5,362
Non-controlling interest	$728	$588

Related party transactions:
Balances due from affiliated companies	$101	$122
Balances due to affiliated companies	$7	$2

(1)	In 2010, amounts include the following items:
•

In 2009, equity in earnings of affiliated companies included a charge of $29 million ($27 million after-tax) for our share of the restructuring charges and a credit of $29 million ($27 million after-tax) primarily for excess foreign tax credits that Dow Corning generated from foreign dividends.

•	In 2008, Dow Corning recorded an other-than-temporary impairment for certain securities of Fannie Mae and Freddie Mac, which reduced Corning’s equity earnings by $18 million.
(2)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

7.	Investments (continued)

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

At December 31, 2010, approximately $4.4 billion of equity in undistributed earnings of equity companies was included in our retained earnings.

A discussion and summarized results of Corning’s significant affiliates at December 31, 2010 follows:

Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. In 2010, they changed their name from Samsung Corning Precision Glass Co., Ltd. to Samsung Corning Precision Materials Co., Ltd.

Samsung Corning Precision’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2010	2009	2008
Statement of operations:
Net sales	$4,856	$4,250	$3,636
Gross profit	$3,731	$3,053	$2,521
Net income	$2,946	$2,212	$1,874
Corning’s equity in earnings of Samsung Corning Precision	$1,473	$1,115	$927

Related party transactions:
Corning sales to Samsung Corning Precision		$30	$9
Corning purchases from Samsung Corning Precision	$33	$37	$30
Corning transfer of machinery and equipment to Samsung Corning Precision at cost (1)	$121	$78	$173
Dividends received from Samsung Corning Precision	$1,474	$490	$278
Royalty income from Samsung Corning Precision	$265	$231	$184

	December 31,
	2010	2009
Balance sheet:
Current assets	$3,122	$2,963
Noncurrent assets	$3,791	$3,409
Short-term borrowings, including current portion of long-term debt
Other current liabilities	$696	$565
Long-term debt
Other long-term liabilities	$252	$189
Non-controlling interest	$35	$31

(1)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

In 2010, Samsung Corning Precision’s earnings were positively impacted from a revised tax holiday calculation agreed to by the Korean National Tax service. Corning’s share of this adjustment was $61 million.

Balances due from Samsung Corning Precision were $29 million at December 31, 2010. Balances due to Samsung Corning Precision were $5 million at December 31, 2010. Balances due from Samsung Corning Precision were $36 million at December 31, 2009. Balances due to Samsung Corning Precision were $14 million at December 31, 2009.

Corning owns 50% of Samsung Corning Precision. Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

7.	Investments (continued)

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Samsung Corning Precision accounted for the transaction at fair value, while Corning accounted for the transaction at historical cost.

Prior to their merger, Samsung Corning Precision and Samsung Corning were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.30 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling has been appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. The parties agreed not to accept the court’s attempt at mediation. A portion of an escrow account established upon completion of SLI’s initial public offering (“IPO”) on May 7, 2010 was used to pay court ordered interest for the delay of the IPO. Samsung Corning Precision has concluded that no provision for loss should be reflected in its financial statements. Possible appeals are being considered. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

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

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Corning and the Dow Chemical Company (Dow Chemical) each own half of Dow Corning.

Dow Corning’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2010	2009	2008

Statement of operations:
Net sales	$5,997	$5,093	$5,450
Gross profit	$2,135	$1,760	$1,953
Net income attributable to Dow Corning	$887	$573	$739
Corning’s equity in earnings of Dow Corning	$444	$287	$369

Related party transactions:
Corning purchases from Dow Corning	$19	$17	$14
Dividends received from Dow Corning	$222	$222	$206

	December 31,
	2010	2009
Balance sheet:
Current assets	$4,625	$3,581
Noncurrent assets	$8,024	$7,203
Short-term borrowings, including current portion of long-term debt	$842	$683
Other current liabilities	$1,446	$1,230
Long-term debt	$867	$742
Other long-term liabilities	$5,996	$5,108
Non-controlling interest	$625	$558

At December 31, 2010, Dow Corning’s marketable securities included approximately $535 million of auction rate securities, net of impairments of $36 million. As a result of a temporary impairment, unrealized losses of $29 million, net of $8 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $14 million and is included in Corning’s accumulated other comprehensive income.

In January 2010, Dow Corning received approval for U.S. Federal Advanced Energy Manufacturing Tax Credits of approximately $169 million. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009, and are focused on job creation from U.S. manufacturing capacity which supplies clean and renewable energy products.

In response to economic challenges, Dow Corning incurred restructuring charges associated with a global workforce reduction in 2009. Our share of these charges was $29 million.

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

7.	Investments (continued)

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

In 1995, Corning fully impaired its investment of Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003, when management concluded that Dow Corning’s emergence from bankruptcy protection was probable. Dow Corning emerged from bankruptcy in 2004. See discussion below for additional information and for a history of this matter. Corning considers the $249 million difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning’s equity to be permanent.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust. As of December 31, 2010, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $3 million. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2010, Dow Corning has estimated the liability to commercial creditors to be within the range of $81 million to $267 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $81 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) have claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim is based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. The LMI Claimants offered two calculations of their claim amount: $54 million and $93 million, plus minimum interest of $67 million and $116 million, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in the discovery stage. Dow Corning disputes the claim. Based on settlement negotiations, Dow Corning has estimated that the most likely outcome will result in payment to the LMI Claimants in a range of $10 million to $20 million. Dow Corning has recorded a liability for an amount within this range as of December 31, 2010. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Corning relating to breast implant products are expected be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

7.	Investments (continued)

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

As a result, Corning believes the Amended PCC Plan, modified as indicated below, now represents the most probable outcome of this matter and expects that the Amended PCC Plan will be confirmed by the Court. At the same time, Corning believes the 2003 Plan no longer serves as the basis for the Company’s best estimate of liability. Key provisions of the Amended PCC Plan address the concerns expressed by the Bankruptcy Court. Accordingly, in the first quarter of 2008, Corning adjusted its asbestos litigation liability to reflect components of the Amended PCC Plan. The proposed resolution of PCC asbestos claims under the Amended PCC Plan requires Corning to contribute its equity interests in PCC and PCE and to contribute a fixed series of payments, recorded at present value. Corning will have the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The Amended PCC Plan originally required Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances. Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each. In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions. These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers. Confirmation hearings on the Amended PCC Plan were held in June 2010 and briefs discussing the legal issues have been filed. The Bankruptcy Court’s opinion on the Amended Plan is pending.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $633 million at December 31, 2010, compared with an estimate of liability of $682 million at December 31, 2009. For the years ended December 31, 2010 and 2009, Corning recorded asbestos litigation expense of $5 million and $20 million, respectively. In the first quarter of 2010, Corning recorded a credit of $54 million to reflect the change in terms of Corning’s proposed payments under the Amended Plan. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

7.	Investments (continued)

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

At December 31, 2010 and 2009, the fair value of PCE significantly exceeded its carrying value of $129 million and $125 million, respectively. There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate. PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court on April 16, 2000. At that time, Corning determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired. As a result, we reduced our investment in PCC to zero.

8.	Acquisition

On September 15, 2009, Corning acquired all of the shares of Axygen Bioscience, Inc. and its subsidiaries (Axygen) from American Capital Ltd. for $410 million, net of $7 million cash received. Axygen is a leading manufacturer and distributor of high-quality life sciences plastic consumable labware, liquid handling products, and bench-top laboratory equipment.

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill on the basis of fair value. The following amounts represent the final valuation of the acquisition (in millions):

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

9.	Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	December 31,
	2010	2009
Land	$105	$96
Buildings	3,692	3,443
Equipment	10,744	9,237
Construction in progress	822	722
	15,363	13,498
Accumulated depreciation	(6,420)	(5,503)
Total	$8,943	$7,995

9.	Property, Net of Accumulated Depreciation (continued)

Approximately $20 million, $29 million, and $31 million of interest costs were capitalized as part of property, net in 2010, 2009 and 2008, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. At December 31, 2010 and 2009, the recorded value of precious metals totaled $2.0 billion and $1.8 billion, respectively. Depletion expense related to the years ended December 31, 2010, 2009, and 2008 totaled $22 million, $12 million, and $13 million, respectively.

10.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2010 and 2009 are as follows (in millions):

	Telecommunications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2008	$118	$9	$150	$0	$277
Acquired goodwill (1)				232	232
Balance at December 31, 2009	$118	$9	$150	$232	$509
Acquired goodwill (2)				28	28
Balance at December 31, 2010	$118	$9	$150	$260	$537

(1)	The Company recorded goodwill associated with the purchase of Axygen Bioscience in the third quarter 2009. Refer to Note 8 (Acquisition) for additional information.
(2)	The Company recorded goodwill associated with a small acquisition completed in the fourth quarter of 2010.

Corning’s gross goodwill balance for the fiscal years ended December 31, 2010 and 2009 was $7.0 billion. Accumulated impairment losses were $6.5 billion for the fiscal years ended December 31, 2010 and 2009, and were generated entirely through goodwill impairments related to the Telecommunications segment.

Other Intangible Assets

Other intangible assets follow (in millions):

	December 31,
	2010			2009
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks & trade names (1)	$205	$124	$81	$206	$122	$84
Non-competition agreements	97	94	3	98	93	5
Other (1)(2)	98	3	95	80	2	78
Total	$400	$221	$179	$384	$217	$167

(1)	The Company recorded other identifiable intangible assets associated with the purchase of Axygen Bioscience in the third quarter of 2009. Refer to Note 8 (Acquisition) for additional information.
(2)	The Company recorded identifiable intangible assets associated with a small acquisition completed in the fourth quarter of 2010.

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments. Amortization expense related to these intangible assets was $8 million, $10 million and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense is estimated to be approximately $8 million for 2011, and $8 million thereafter.

11.	Other Liabilities

Other accrued liabilities follow (in millions):

	December 31,
	2010	2009
Current liabilities:
Wages and employee benefits	$458	$393
Income taxes	181	125
Customer deposits	27	80
Other current liabilities	465	317
Other accrued liabilities	$1,131	$915

Non-current liabilities:
Asbestos litigation	$633	$682
Customer deposits		24
Other non-current liabilities	613	667
Other liabilities	$1,246	$1,373

Asbestos Litigation

At December 31, 2010, Corning’s liability for asbestos litigation reflected the components of a proposed resolution that requires Corning to contribute its equity interest in PCC and PCE and to contribute a fixed series of cash payments, recorded at present value on December 31, 2010. Corning will have the option to use its shares rather than cash to settle the liability, but the liability is fixed by dollar value and not the number of shares. This proposed resolution would require Corning to make one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and five additional payments of $50 million on subsequent anniversaries of the first payment, subject to certain credits applicable under certain circumstances to Corning’s final payment. Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each. In return, Corning will relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions. These modifications are expected to resolve objections to the Amended PCC Plan filed by some of the insurance carriers. Confirmation hearings on the Amended PCC Plan were held in June 2010 and briefs discussing the legal issues have been filed. The Bankruptcy Court’s opinion on the Amended Plan is pending.

In addition, an amount is included in the asbestos litigation liability for non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional amount for such claims in its estimated asbestos litigation liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the PCC Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 19 years. The amount may need to be adjusted in future periods as more Company-specific data becomes available. Refer to Note 7 (Investments) for additional information on the asbestos litigation.

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

Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. In 2007, we received our last deposit of $105 million. We do not expect to receive additional deposits related to these agreements. In 2010, 2009 and 2008, we issued $83 million, $253 million, and $266 million, respectively, in credits that were applied to customer receivable balances when payments were due. In 2011, we expect to issue approximately $27 million in credits. In the event customers elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

12.	Debt

(In millions):

	December 31,
	2010	2009
Current portion of long-term debt	$57	$74

Long-term debt
Euro notes, 6.25%, due 2010		$51
Debentures, 6.75%, due 2013	$100	100
Debentures, 5.90%, due 2014	100	200
Debentures, callable, 6.05%, due 2015		100
Debentures, 6.20%, due 2016	78	216
Debentures, 8.875%, due 2016	82	84
Debentures, 6.625%, due 2019	250	250
Debentures, 4.25%, due 2020	297
Debentures, 8.875%, due 2021	89	90
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	99	99
Debentures, 6.85%, due 2029	176	177
Debentures, callable, 7.25%, due 2036	249	248
Debentures, 5.75%, due 2040	397
Other, average rate 4.78%, due through 2037	357	344
Total long-term debt	2,319	2,004
Less current portion of long-term debt	57	74
Long-term debt	$2,262	$1,930

At December 31, 2010 and 2009, the weighted-average interest rate on current portion of long-term debt was 4.9% and 5.0%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.4 billion at December 31, 2010 and $2.0 billion at December 31, 2009.

The following table shows debt maturities by year at December 31, 2010 (in millions):

2011	2012	2013	2014	2015	Thereafter
$57	$27	$127	$125	$4	$1,935

In the fourth quarter of 2010, we amended and restated our existing revolving credit facility. The amended facility provides a $1.0 billion unsecured multi-currency line of credit and expires in December 2015. The facility includes two financial covenants, including a leverage test (debt to capital ratio), and an interest coverage ratio (calculated on the most recent four quarters). As of December 31, 2010, we were in compliance with these covenants.

Debt Issuances and Retirements

In the fourth quarter of 2010, we exercised our option to repurchase $100 million of 6.05% senior unsecured notes due June 15, 2015 at par. The net carrying amount of the debt repurchased was $100 million.

12.	Debt (continued)

In the third quarter of 2010, we issued $400 million of 5.75% senior unsecured notes and $300 million of 4.25% senior unsecured notes for net proceeds of approximately $394 million and $295 million, respectively. The 5.75% notes mature on August 15, 2040 and the 4.25% notes mature on August 15, 2020. We may redeem these notes at any time, subject to certain payments.

In the third quarter of 2010, we repurchased $126 million of 6.2% senior unsecured notes due March 15, 2016 and $100 million of 5.9% senior unsecured notes due March 15, 2014. The net carrying amount of the debt repurchased was $234 million. We recognized a pre-tax loss of $30 million upon early redemption of these notes.

Corning redeemed $48 million principal amount of our 6.25% notes due February 18, 2010. There were no other significant debt reductions during 2010.

During the year ended December 31, 2009, we recorded the impact of a capital lease obligation associated with a manufacturing facility in our Display Technologies segment. The balance of this obligation at December 31, 2010 and 2009 was $172 million and $150 million, respectively, and is included in our long-term debt balance.

In the second quarter of 2009, we issued $250 million of 6.625% senior unsecured notes and $100 million of 7% senior unsecured notes for net proceeds of approximately $248 million and $98 million, respectively. The 6.625% notes mature on May 15, 2019 and the 7% notes mature on May 15, 2024. We may redeem these notes at any time, subject to certain payments.

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

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. In 2010, we made a voluntary contribution of $355 million to our domestic and international pension plans. In 2009, we made voluntary contributions of $80 million to our domestic and international pension plans.

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

Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we have placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap is equal to 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009 and going forward. The pre-65 retirees have triggered the cap in 2010, which will impact their contribution rate in 2011. Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical benefits upon retirement; however, these employees will pay 100% of the cost.

In 2009, Corning recorded restructuring charges of $50 million for U.S. pension and postretirement benefit plans. This included a curtailment charge of $33 million for the qualified defined benefit plan (U.S. pension plan) and the U.S. postretirement benefit plan. Accordingly, we remeasured the U.S. pension and postretirement benefit plan as of March 31, 2009. The remeasurement resulted in an increase of $115 million to the Company’s U.S. pension liability and a decrease of $12 million to the U.S. postretirement benefit plan liability. As part of the remeasurement, we updated the assumed discount rate for both plans to 6.25%, which reflected a 25 basis point increase from December 31, 2009.

13.	Employee Retirement Plans (continued)

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follows (in millions):

	Pension benefits		Postretirement benefits
December 31,	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$2,791	$2,601	$928	$843
Service cost	46	46	12	11
Interest cost	157	157	50	51
Plan participants’ contributions	1	1	9	7
Amendments	22		(31)
Curtailment loss		19		11
Actuarial losses	163	112	77	67
Special termination benefits		19		1
Other	9
Benefits paid	(173)	(184)	(75)	(69)
Medicare subsidy received			6	6
Foreign currency translation	(8)	20
Benefit obligation at end of year	$3,008	$2,791	$976	$928

Change in plan assets
Fair value of plan assets at beginning of year	$2,270	$2,043
Actual gain on plan assets	233	288
Employer contributions	367	101
Acquisition (divestitures)
Plan participants’ contributions	1	1
Benefits paid	(173)	(184)
Foreign currency translation	(8)	21
Fair value of plan assets at end of year	$2,690	$2,270

Funded status at end of year
Fair value of plan assets	$2,690	$2,270
Benefit obligations	(3,008)	(2,791)	$(976)	$(928)
Funded status of plans	$(318)	$(521)	$(976)	$(928)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$21
Current liability	(15)	$(9)	$(63)	$(70)
Noncurrent liability	(324)	(512)	(913)	(858)
Recognized (liability) asset	$(318)	$(521)	$(976)	$(928)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$993	$937	$318	$256
Prior service cost (credit)	35	20	(41)	(16)
Transition asset		(1)
Amount recognized at end of year	$1,028	$956	$277	$240

The accumulated benefit obligation for defined benefit pension plans was $2.9 billion and $2.7 billion at December 31, 2010 and 2009, respectively.

13.	Employee Retirement Plans (continued)

The following information is presented for pension plans where the projected benefit obligation and the accumulated benefit obligation as of December 31, 2010 and 2009 exceeded the fair value of plan assets (in millions):

	December 31,
	2010	2009

Projected benefit obligation	$356	$2,791
Accumulated benefit obligation	$330	$2,677
Fair value of plan assets	$13	$2,270

In 2010, the fair value of plan assets exceeded the projected benefit obligation and the accumulated benefit obligation for the United States and United Kingdom pension plans.

The components of net periodic benefit expense for our employee retirement plans follow (in millions):

	Pension benefits			Postretirement benefits
	2010	2009	2008	2010	2009	2008

Service cost	$46	$46	$51	$12	$11	$12
Interest cost	157	157	150	50	51	47
Expected return on plan assets	(168)	(179)	(196)
Amortization of net loss	50	31	14	15	11	8
Amortization of prior service cost (credit)	9	8	10	(6)	(3)	(3)
Total periodic benefit expense	$94	$63	$29	$71	$70	$64
Curtailment charge	(1)	22			10
Total expense	$93	$85	$29	$71	$80	$64

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effects	$1	$(2)			$2
Current year actuarial loss	106	2	$615	$77	66	$36
Amortization of actuarial loss	(50)	(31)	(14)	(15)	(11)	(8)
Current year prior service (credit)/loss	23			(31)
Amortization of prior service (cost) credit	(9)	(9)	(10)	6	3	3
Total recognized in other comprehensive income (loss)	$71	$(40)	$591	$37	$60	$31
Total recognized in net periodic benefit cost and other comprehensive income	$164	$45	$620	$108	$140	$95

The Company expects to recognize $73 million of net loss and $9 million of net prior service cost as components of net periodic pension cost in 2011 for its defined benefit pension plans. The Company expects to recognize $19 million of net loss and $6 million of net prior service credit as components of net periodic postretirement benefit cost in 2011.

Corning uses a hypothetical yield curve and associated spot rate curve to discount the plan’s projected benefit payments. Once the present value of projected benefit payments is calculated, the suggested discount rate is equal to the level rate that results in the same present value. The yield curve is based on actual high-quality corporate bonds across the full maturity spectrum, which also includes private placements as well as Eurobonds that are denominated in U.S. currency. The curve is developed from yields on approximately 350-375 bonds from four grading sources, Moody’s, S&P, Fitch and the Dominion Bond Rating Service. A bond will be included if at least half of the grades from these sources are Aa, non-callable bonds. The very highest 10th percentile yields and the lowest 40th percentile yields are excluded from the curve to eliminate outliers in the bond population.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

13.	Employee Retirement Plans (continued)

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension benefits						Postretirement benefits
	Domestic			International			Domestic
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.25%	5.75%	6.00%	4.75%	5.75%	5.12%	5.25%	5.75%	6.00%
Rate of compensation increase	4.25%	4.25%	5.00%	4.35%	4.04%	4.20%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension benefits							Postretirement benefits
	Domestic				International			Domestic
	2010	2009		2008	2010	2009	2008	2010	2009		2008
Discount rate	5.75%	6.00/6.25	%(1)	6.00%	5.75%	5.12%	4.58%	5.75%	6.00/6.25	%(1)	6.00%
Expected return on plan assets	7.25%	7.75%		8.00%	6.01%	6.08%	6.73%
Rate of compensation increase	4.25%	5.00%		5.00%	4.04%	4.20%	3.99%

(1)	The discount rate at December 31, 2008 was 6.00%. At March 31, 2009 remeasurement date, the discount rate was changed to 6.25%.

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes. Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2010	2009
Health care cost trend rate assumed for next year	8.0%	8.5%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point increase	One-percentage-point decrease
Effect on annual total of service and interest cost	$5	$(4)
Effect on postretirement benefit obligation	$60	$(49)

Plan Assets

The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of the pension plan. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio. The target allocation range for domestic equity investment is 10.0%-12.5% which includes large, mid and small cap companies. The target allocation range of international equities is 10.0%-12.5%, which includes investments in both developed and emerging markets. The target allocation for bond investments is 60%, which predominately includes both government and corporate bonds. Long duration fixed income assets are utilized to mitigate the sensitivity of funding ratios to changes in interest rates. The target allocation range for non-public investments in private equity and real estate is 0%-15%, and is used to enhance returns and offer additional asset diversification. The target allocation range for commodities is 0%-5%, which provides some inflation protection to the portfolio.

13.	Employee Retirement Plans (continued)

The following tables provide fair value measurement information for the Company’s major categories of defined benefit plan assets (in millions):

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$ 312	$220	$ 92
International companies	322	45	277

Fixed income:
U.S. treasuries/agencies	103		103
U.S. corporate bonds	953		953
International fixed income	392		392
Other fixed income	146		146

Private equity (1)	234			$234
Real estate (2)	74			74
Insurance contracts	5			5
Cash equivalents	45	15	30
Commodities (3)	104		104
Total	$2,690	$280	$2,097	$313

(1)	This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in the U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.
(2)	This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S. The inputs are valued by internally generated Discounted Cash Flow Analysis; compare sale analysis and periodic external appraisals.
(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

		Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$ 270	$190	$ 80
International companies	330	41	289

Fixed income:
U.S. treasuries/agencies	158		158
U.S. corporate bonds	857		857
International fixed income	194		194
Other fixed income	19		19

Private equity (1)	222			$222
Real estate (2)	61			61
Insurance contracts	5			5
Cash equivalents	47	11	36
Commodities (3)	107		107
Total	$2,270	$242	$1,740	$288

(1)	This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in the U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.
(2)	This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S. The inputs are valued by internally generated Discounted Cash Flow Analysis; comparable sale analysis and periodic external appraisals.
(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

13.	Employee Retirement Plans (continued)

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2010 and 2009 (in millions):

	Level 3 assets
	Year ended December 2010
	Private equity	Real estate	Insurance contracts

Beginning balance at December 31, 2009	$222	$61	$5

Actual return on plan assets relating to assets still held at the reporting date	25	(5)
Purchases, sales, and settlements
Transfers in and/or out of level 3	(13)	18
Ending balance at December 31, 2010	$234	$74	$5

	Level 3 assets
	Year ended December 2009
	Private equity	Real estate	Insurance contracts

Beginning balance at December 31, 2008	$225	$86	$5

Actual return on plan assets relating to assets still held at the reporting date	(14)	(32)
Purchases, sales, and settlements
Transfers in and/or out of level 3	11	7
Ending balance at December 31, 2009	$222	$61	$5

Credit Risk

51% of plan assets are invested in long duration bonds. The average rating for these bonds is A. These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for assets backed securities) would result in a decline in the value of the bonds. These bonds are also subject to default risk.

Currency Risk

21% of assets are valued in non U.S. dollar denominated investments that are subject to currency fluctuations. The value of these securities will decline if the U.S. dollar increases in value relative to the value of the currencies in which these investments are denominated.

Liquidity Risk

12% of the securities are invested in Level 3 securities. These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.

At December 31, 2010 and 2009, the amount of Corning common stock included in equity securities was not significant.

13.	Employee Retirement Plans (continued)

Cash Flow Data

We anticipate making voluntary cash contributions of approximately $30 million to our domestic and international plans in 2011.

The following reflects the gross benefit payments that are expected to be paid for the domestic and international plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected benefit payments
	Pension benefits	Postretirement benefits	Expected federal subsidy payments post retirement benefits
2011	$184	$80	$6
2012	$186	$86	$7
2013	$187	$91	$7
2014	$190	$96	$8
2015	$196	$100	$8
2016-2020	$1,039	$538	$48

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $46 million, $50 million and $53 million for the years ended December 31, 2010, 2009 and 2008, respectively.

14.	Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$64	$35	$5	$3		$21
Credit facilities for equity companies	100	25	25	25	$25
Stand-by letters of credit (1)	58	58
Loan guarantees	8					8
Subtotal of commitment expirations per period	$230	$118	$30	$28	$25	$29

Purchase obligations	$408	$238	$144	$17	$6	$3
Capital expenditure obligations (2)	382	382
Total debt (3)	2,021	25	25	126	124	1,721
Minimum rental commitments	223	46	40	33	27	77
Capital leases (3)(4)	421	46	15	14	13	333
Interest on long-term debt (5)	1,938	124	123	123	112	1,456
Uncertain tax positions (6)	7	3	4
Subtotal of contractual obligation payments due by period	5,400	864	351	313	282	3,590
Total commitments and contingencies	$5,630	$982	$381	$341	$307	$3,619

(1)	At December 31, 2010, $42 million of the $58 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	At December 31, 2010, $2.3 billion was included on our balance sheet. Total debt above is stated at maturity value.
(4)	At December 31, 2010, $167 million of the $421 million represents imputed interest.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2010, $13 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $6 million of that amount will become payable.

14.	Commitments, Contingencies, and Guarantees (continued)

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

We have agreed to provide up to a $100 million credit facility to Dow Corning. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. The purchase obligations primarily represent raw material and energy-related take-or-pay contracts. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Minimum rental commitments under leases outstanding at December 31, 2010 follow (in millions):

2011	2012	2013	2014	2015	2016 and thereafter
$46	$40	$33	$27	$24	$53

Total rental expense was $70 million for 2010, $65 million for 2009 and $59 million for 2008.

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):

	2010	2009
Balance at January 1	$24	$18
Adjustments for warranties issued for current year sales	$6	$7
Adjustments for warranties related to prior year sales	$(3)	$1
Settlements made during the current year	$(3)	$(2)
Balance at December 31	$24	$24

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 20 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2010 and December 31, 2009, Corning had accrued approximately $30 million (undiscounted) and $26 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2010, the amount of equity subject to such restrictions for consolidated subsidiaries was not significant. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

15.	Hedging Activities

Corning operates in many foreign countries and is therefore exposed to movements in foreign currency exchange rates. The areas in which exchange rate fluctuations affect us include:

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

Cash Flow Hedges

Our cash flow hedging activities utilize foreign exchange forward and option contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively. Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At December 31, 2010, the amount of net losses expected to be reclassified into earnings within the next 12 months was $29 million.

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

15.	Hedging Activities (continued)

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2010	2009		2010	2009		2010	2009

Derivatives designated as hedging instruments

Foreign exchange contracts	$602	$424	Other current assets	$4	$17	Other accrued liabilities	$(33)	$(1)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$2,946	$1,540	Other current assets	$1	$36	Other accrued liabilities	$(122)	$(11)
						Other liabilities	$(45)	$(2)

Total derivatives	$3,548	$1,964		$5	$53		$(200)	$(14)

15.	Hedging Activities (continued)

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective) (2)(3)
	2010	2009		2010	2009

Cash flow hedges
			Sales	$(1)	$0
Interest rate hedge	$3	$0	Cost of sales	$(9)	$2
Foreign exchange contracts	$(68)	$28	Royalties (1)	$(14)	$(32)

Total cash flow hedges	$(65)	$28		$(24)	$(30)

Net investment hedges
Foreign denominated debt	$2	$(1)
Other	$(3)	$0

Total net investment hedges	$(1)	$(1)

Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income
		2010	2009
Foreign exchange contracts	Other income/(expense)	$(291)	$9

Total undesignated		$(291)	$9

(1)	Included in the 2009 amount is a loss of $8 million relating to derivatives that were de-designated by the company in the fourth quarter of 2009 for which the amounts recorded in accumulated OCI were determined to still be probable or reasonably possible of occurring as originally forecasted.
(2)	The amount of hedge ineffectiveness at December 31, 2010 and at December 31, 2009 was insignificant.
(3)	In 2008 a total net loss of $20 million was reclassified from accumulated OCI into income, including a net gain of $24 million into cost of sales and a net loss of $44 million into royalties.

16.	Fair Value Measurements

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

	December 31, 2010	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)

Assets
Short-term investments	$1,752	$1,737	$15	(2)
Other assets	$45		$45
Derivatives (1)	$5		$5

Liabilities
Derivatives (1)	$200		$200

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

16.	Fair Value Measurements (continued)

		Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)

Assets
Short-term investments	$1,042	$969	$73	(2)
Other assets	$42		$42
Derivatives (1)	$53		$53

Liabilities
Derivatives (1)	$14		$14

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Short-term investments are measured using observable quoted prices for similar assets.

As of December 31, 2010 and 2009, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

17.	Shareholders’ Equity

The following table presents changes in capital stock for the period from January 1, 2008 to December 31, 2010 (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost
Balance at December 31, 2007	1,598	$799	(30)	$(492)

Shares issued to benefit plans and for option exercises	11	6		(6)
Shared purchased for treasury			(30)	(625)
Other		(1)	(2)	(37)
Balance at December 31, 2008	1,609	$804	(62)	$(1,160)

Shares issued to benefit plans and for option exercises	7	4	(1)	(36)
Shared purchased for treasury
Other			(1)	(11)
Balance at December 31, 2009	1,616	$808	(64)	$(1,207)

Shares issued to benefit plans and for option exercises	10	5
Shared purchased for treasury
Other			(1)	(20)
Balance at December 31, 2010	1,626	$813	(65)	$(1,227)

17.	Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investee’s other comprehensive income (loss), is as follows (in millions):

	Foreign currency translation adjustment and other	Unamortized pension losses and prior services costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on cash flow hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2007	$543	$(600)	$(11)	$(22)	$(90)
Foreign currency translation adjustment and other (1)(2)	99				99
Net unrealized loss on investments (1)(3)			(81)		(81)
Net unrealized loss on cash flow hedges (1)(5)				(16)	(16)
Net change in unrecognized postretirement benefit plans (1)(4)		(555)			(555)
Balance at December 31, 2008	$642	$(1,155)	$(92)	$(38)	$(643)

Foreign currency translation adjustment and other (1)(2)	166				166
Net unrealized gain on investments (1)(3)			53		53
Net unrealized gain on cash flow hedges (1)(5)				39	39
Net change in unrecognized postretirement benefit plans (1)(4)		(16)			(16)
Balance at December 31, 2009	$808	$(1,171)	$(39)	$1	$(401)

Foreign currency translation adjustment and other (1)(2)	566				566
Net unrealized gain on investments (1)(3)			6		6
Net unrealized loss on cash flow hedges (1)(5)				(24)	(24)
Net change in unrecognized postretirement benefit plans (1)(4)		(104)			(104)
Balance at December 31, 2010	$1,374	$(1,275)	$(33)	$(23)	$43

(1)	Includes adjustments from Dow Corning.
(2)	Net of tax effect of $(1) million in 2010, $0.3 million in 2009 and $(2) million in 2008. Refer to Note 6 (Income Taxes) for an explanation of Corning’s tax paying position.
(3)	Net of tax effect of $(5) million in 2010, $(18) million in 2009 and $9 million in 2008.
(4)	Net of tax effect of $55 million in 2010, $(7) million in 2009 and $246 million in 2008.
(5)	Net of tax effect of $14 million in 2010, $(19) million in 2009 and $4 million in 2008.

18.	Earnings Per Common Share

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

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):

	Years ended December 31,
	2010			2009			2008
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$3,558	1,558	$2.28	$2,008	1,550	$1.30	$5,257	1,560	$3.37

Effect of dilutive securities:
Employee stock options and awards		23			18			24

Diluted earnings per common share	$3,558	1,581	$2.25	$2,008	1,568	$1.28	$5,257	1,584	$3.32

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

	Years ended December 31,
	2010	2009	2008
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	43	57	49
Performance-based restricted stock awards		3	2
Total	43	60	51

19. Share-based Compensation

Stock Compensation Plans

Corning’s share-based compensation programs include the following: employee stock options, time-based restricted stock and restricted stock units, performance-based restricted stock and restricted stock units, and the Worldwide Employee Share Purchase Plan (WESPP). The WESPP terminated in 2010. At December 31, 2010, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program, as amended, the 2003 Equity Plan for Non-Employee Directors, as amended, and the 2010 Equity Plan for Non-Employee Directors. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, may be carried over and used in the following year. At December 31, 2010, there were approximately 55 million shares available for grant.

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options and employee stock purchases related to the Worldwide Employee Share Purchase Plan (WESPP), based on estimated fair values. Fair values for stock options granted prior to January 1, 2010 were estimated using a lattice-based binomial valuation model. In 2010, Corning began estimating fair values for stock options granted using a multiple-point Black-Scholes model. Both models incorporate the required assumptions and meet the fair value measurement objective.

19.	Share-based Compensation (continued)

The fair value of awards granted subsequent to January 1, 2006 that are expected to ultimately vest is recognized as expense over the requisite service periods. The number of options expected to vest equals the total options granted less an estimation of the number of forfeitures expected to occur prior to vesting. The forfeiture rate is calculated based on 15 years of historical data and is adjusted if actual forfeitures differ significantly from the original estimates. The effect of any change in estimated forfeitures would be recognized through a cumulative adjustment that would be included in compensation cost in the period of the change in estimate.

Total share-based compensation cost of $92 million, $127 million, and $118 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the year ended December 31, 2010:

	Number of shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2009	92,504	$25.83
Granted	5,635	18.52
Exercised	(6,310)	9.24
Forfeited and expired	(19,368)	65.07
Options outstanding as of December 31, 2010	72,461	16.22	4.88	407,255
Options exercisable as of December 31, 2010	57,319	16.41	4.03	333,144

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2010, was approximately 35 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2010, 2009 and 2008 was $8.56, $4.47, and $7.39, respectively. The total fair value of options that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $63 million, $57 million, and $68 million, respectively. Compensation cost related to stock options for the years ended December 31, 2010, 2009 and 2008, was approximately $53 million, $65 million, and $67 million, respectively.

As of December 31, 2010, there was approximately $24 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years.

Proceeds received from the exercise of stock options were $55 million for the year ended December 31, 2010, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was approximately $57 million, $24 million, and $126 million, respectively, which is currently deductible for tax purposes. Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements.

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

For stock options granted in 2010, Corning utilized a blended approach for calculating the volatility assumption used in the multiple-point Black-Scholes model defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term, and the most recent 15-year historical volatility. The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options. The risk-free rates used in the multiple-point Black-Scholes model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term. The ranges given below result from separate groups of employees exhibiting different exercise behavior.

For stock options granted in 2009 and 2008, expected volatility was based on the blended short-term volatility (the arithmetic average of the implied volatility and the short-term historical volatility), and the most recent 15-year historical volatility of Corning’s stock. The expected time to exercise of options granted in 2009 and 2008 was derived using a regression model and represents the period of time that options granted are expected to be outstanding. The risk-free rates used in the lattice-based binomial model were derived from the U.S. Treasury yield curve in effect from the grant date to the option’s expiration date.

The following inputs were used for the valuation of option grants under our Stock Option Plans:

	2010	2009	2008
Expected volatility	48-49%	40-60%	31-88%
Weighted-average volatility	48-49%	54-55%	49-58%
Dividend yield	1.13-1.40%	1.40-1.59%	0.82-1.31%
Risk-free rate	1.5-3.2%	0.1-5.6%	0.02-6.0%
Average risk-free rate	2-3.2%	2.7-3.8%	2.8-4.1%
Expected term (in years)	5.1-6.5
Expected time to exercise (in years)		1.6-5.8	1.9-6.7
Pre-vesting departure rate	1.4-3.6%	1.3-2.8%	1.4-2.7%

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock and stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Restricted stock and stock units under the Incentive Stock Plan are granted at-the-money, contingently vest over a period of generally 1 to 10 years, and generally have contractual lives of 1 to 10 years.

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock and restricted stock units as of December 31, 2009, and changes during the year ended December 31, 2010:

	Shares (000’s)	Weighted- average grant-date fair value
Nonvested shares at December 31, 2009	3,880	$18.59
Granted	388	18.59
Vested	(560)	20.59
Forfeited	(10)	17.82
Nonvested shares and share units at December 31, 2010	3,698	18.33

As of December 31, 2010, there was approximately $26 million of unrecognized compensation cost related to nonvested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of time-based restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $11 million, $5 million, and $5 million, respectively. Compensation cost related to time-based restricted stock and restricted stock units was approximately $23 million, $14 million, and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2009, and changes during the year ended December 31, 2010:

	Shares (000’s)	Weighted- average grant-date fair value
Nonvested restricted stock at December 31, 2009	6,377	$13.47
Granted	1,844	8.67
Vested	(2,062)	21.83
Forfeited	(87)	8.67
Nonvested restricted stock and restricted stock units at December 31, 2010	6,072	9.24

As of December 31, 2010, there was approximately $11 million of unrecognized compensation cost related to nonvested performance-based restricted stock and restricted stock unit compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of performance-based restricted stock that vested during the years ended December 31, 2010, 2009 and 2008, was approximately $44 million, $50 million, and $49 million, respectively. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $14 million, $44 million, and $35 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010 and the WESPP terminated in May 2010.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We included the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Effective January 1, 2009, we began providing U.S. tax expense (or benefit) on U.S. earnings (losses) due to the change in our conclusion about the realizability of our U.S. deferred tax assets in 2008. As a result of the change in our tax position, we adjusted the allocation of taxes to our operating segments in 2009 to reflect this difference. The impact of this change was not significant.

20. Operating Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2010
Net sales	$3,011	$1,712	$816	$578	$508	$7	$6,632
Depreciation (1)	$513	$118	$105	$72	$32	$12	$852
Amortization of purchased intangibles		$1			$7		$8
Research, development and engineering expenses (2)	$90	$115	$96	$87	$16	$114	$518
Restructuring, impairment and other credits (3)	$(324)	$(3)		$(2)			$(329)
Equity in earnings of affiliated companies (4)	$1,452	$3	$5			$45	$1,505
Income tax (provision) benefit	$(618)	$(46)	$(20)	$13	$(30)	$50	$(651)
Net income (loss) (5)	$2,990	$97	$42	$(27)	$60	$(75)	$3,087
Investment in affiliated companies, at equity	$2,766	$19	$34			$238	$3,057
Segment assets (6)	$9,138	$988	$915	$869	$302	$240	$12,452
Capital expenditures	$497	$69	$65	$143	$31	$43	$848

For the year ended December 31, 2009
Net sales	$2,426	$1,677	$590	$331	$366	$5	$5,395
Depreciation (1)	$479	$130	$98	$46	$20	$13	$786
Amortization of purchased intangibles		$10					$10
Research, development and engineering expenses (2)	$81	$94	$107	$58	$12	$125	$477
Restructuring, impairment and other charges	$31	$42	$28	$17	$8	$4	$130
Equity in earnings (loss) of affiliated companies	$1,102	$(3)	$7			$32	$1,138
Income tax (provision) benefit	$(279)	$(19)	$24	$28	$(19)	$45	$(220)
Net income (loss) (5)	$1,992	$19	$(42)	$(54)	$39	$(80)	$1,874
Investment in affiliated companies, at equity	$2,618	$18	$34			$206	$2,876
Segment assets (6)	$8,699	$967	$874	$319	$229	$206	$11,294
Capital expenditures	$552	$65	$51	$33	$26	$14	$741

For the year ended December 31, 2008
Net sales	$2,724	$1,799	$711	$372	$326	$16	$5,948
Depreciation (1)	$407	$117	$95	$36	$14	$12	$681
Amortization of purchased intangibles		$11					$11
Research, development and engineering expenses (2)	$109	$93	$125	$45	$8	$163	$543
Restructuring, impairment and other charges (3)		$17		$2			$19
Equity in earnings of affiliated companies	$916		$4			$56	$976
Income tax provision	$(205)	$(14)	$(11)		$(9)	$(3)	$(242)
Net income (loss) (5)	$2,221	$45	$33	$(7)	$53	$(168)	$2,177
Investment in affiliated companies, at equity	$1,819	$18	$37			$202	$2,076
Segment assets (6)	$7,902	$1,088	$911	$297	$140	$202	$10,540
Capital expenditures	$1,431	$91	$155	$37	$16	$35	$1,765

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)	In 2010, Corning recorded a $324 million on the settlement of business interruption and property damage insurance claims in the Display Technologies segment resulting from earthquake activity near the Shizuoka, Japan facility and a power disruption at the Taichung, Taiwan facility in 2009. In 2008, restructuring, impairment and other charges and (credits) include a charge of $22 million that was primarily comprised of severance costs for a restructuring plan in the Telecommunications segment.
(4)	In 2010, equity in earnings of affiliated companies in the Display Technologies segment included a $61 million credit for our share of a revised Samsung Corning Precision tax holiday calculation agreed to by the Korean National Tax service.
(5)	Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales. In 2008, net income (loss) included a $12 million litigation settlement in the Display Technologies segment and a $14 million loss on the sale of a business in the All Other segment.
(6)	Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

20.	Operating Segments (continued)

For the year ended December 31, 2010, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 72% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 15% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 43% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 37% of total segment sales.

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

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Years ended December 31,
	2010	2009	2008
Net income of reportable segments	$3,162	$1,954	$2,345
Non-reportable segments	(75)	(80)	(168)
Unallocated amounts:
Net financing costs (1)	(183)	(122)	15
Stock-based compensation expense	(92)	(127)	(118)
Exploratory research	(59)	(61)	(69)
Corporate contributions	(33)	(27)	(35)
Equity in earnings of affiliated companies, net of impairments (2)	453	297	382
Asbestos litigation (3)	49	(20)	340
Other corporate items (4)	336	194	2,565
Net income	$3,558	$2,008	$5,257

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains and losses associated with benefit plans.
(2)	Equity in earnings of affiliated companies, net of impairments and taxes is primarily equity in earnings of Dow Corning Corporation, which includes the following items:
•

In 2010, a $21 million credit for our share of U.S. advanced energy manufacturing tax credits. We recorded a $26 million credit for our share of a release of valuation allowances on foreign deferred tax assets. Corning also recorded a $16 million credit for our share of excess foreign tax credits from foreign dividends.

•	In 2009, a $29 million credit primarily for our share of excess foreign tax credits from foreign dividends and a $29 million charge for our share of restructuring charges.
•	In 2008, a $18 million charge representing our share of an other-than-temporary impairment of auction rate securities.
(3)	In 2010, Corning recorded a net credit of $49 million primarily reflecting the change in the terms of the proposed asbestos settlement. In 2009, Corning recorded charges of $20 million to adjust the asbestos liability for the change in value of certain components of the amended PCC Plan and the estimated liability for non-PCC asbestos claims. In 2008, Corning reduced its liability for asbestos litigation by $327 million as a result of the increase in the likelihood of a settlement under recently proposed terms and a corresponding decrease in the likelihood of a settlement under terms established in 2003. Also, in 2008, Corning recorded a credit of $13 million to adjust the asbestos liability for the change in value of certain components of the Amended PCC Plan.
(4)	Other corporate items include the tax impact of the unallocated amounts and the following significant items:
•

In 2010, Corning recorded a loss of $30 million ($19 million after tax) from the repurchase of $126 million principal amount of our 6.2% senior unsecured notes due March 15, 2016 and $100 million principal amount of our 5.9% senior unsecured notes due March 15, 2014.

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

20.	Operating Segments (continued)

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):

	Years ended December 31,
	2010	2009	2008
Total assets of reportable segments	$12,212	$11,088	$10,338
Non-reportable segments	240	206	202
Unallocated amounts:
Current assets (1)	7,152	4,203	3,327
Investments (2)	1,315	1,116	980
Property, net (3)	1,255	895	1,027
Other non-current assets (4)	3,659	3,787	3,382
Total assets	$25,833	$21,295	$19,256

(1)	Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning Corporation).
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets and deferred taxes.

Information concerning principal geographic areas was as follows (in millions):

	2010		2009		2008
	Net sales	Long- lived assets (1)	Net sales	Long- lived assets (1)	Net sales	Long- lived assets (1)
North America
United States	$1,710	$4,969	$1,314	$4,625	$1,568	$4,455
Canada	230		112		113
Mexico	45	95	44	64	50	72
Total North America	1,985	5,064	1,470	4,689	1,731	4,527

Asia Pacific
Japan	703	2,368	630	2,095	803	1,784
Taiwan	1,892	2,850	1,735	2,518	1,966	2,678
China	829	314	638	400	293	372
Korea	73	2,946	61	2,766	57	1,960
Other	146	11	105	10	162	3
Total Asia Pacific	3,643	8,489	3,169	7,789	3,281	6,797

Europe
Germany	302	121	190	57	237	154
France	59	195	48	125	60	121
United Kingdom	126	4	92		95	14
Italy
Other	270	241	264	63	417	17
Total Europe	757	561	594	245	809	306

Latin America
Brazil	30		19		24
Other	28		16		11	15
Total Latin America	58		35		35	15

All Other	189	25	127	26	92	20
Total	$6,632	$14,139	$5,395	$12,749	$5,948	$11,665

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets. Assets in the U.S. and Korea include investments in Dow Corning Corporation and Samsung Corning Precision.

Corning Incorporated and Subsidiary Companies

Schedule II – Valuation Accounts and Reserves

(in millions)

Year ended December 31, 2010	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$245		$31	$214
Accumulated amortization of purchased intangible assets	$217	$4		$221
Reserves for accrued costs of business restructuring	$100		$73	$27

Year ended December 31, 2009	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$230	$15		$245
Accumulated amortization of purchased intangible assets	$204	$13		$217
Reserves for accrued costs of business restructuring	$34	$209	$143	$100

Year ended December 31, 2008	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$3,181		$2,951	$230
Accumulated amortization of purchased intangible assets	$210		$6	$204
Reserves for accrued costs of business restructuring	$34	$19	$(19)	$34

Quarterly Operating Results

(unaudited)

(In millions, except per share amounts)

2010	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
Net sales	$1,553	$1,712	$1,602	$1,765	$6,632
Gross margin	$731	$827	$724	$767	$3,049
Restructuring, impairment and other credits	$(2)		$(1)	$(326)	$(329)
Asbestos litigation (credits) charges	$(52)	$5	$6	$(8)	$(49)
Equity in earnings of affiliated companies	$469	$474	$504	$511	$1,958
Provision for income taxes	$(97)	$(31)	$(14)	$(145)	$(287)
Net income attributable to Corning Incorporated	$816	$913	$785	$1,044	$3,558

Basic earnings per common share	$0.52	$0.59	$0.50	$0.67	$2.28
Diluted earnings per common share	$0.52	$0.58	$0.50	$0.66	$2.25

2009	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
Net sales	$989	$1,395	$1,479	$1,532	$5,395
Gross margin	$270	$575	$599	$649	$2,093
Restructuring, impairment and other charges	$165		$10	$53	$228
Asbestos litigation charges	$4	$5	$6	$5	$20
Equity in earnings of affiliated companies	$195	$361	$418	$461	$1,435
Benefit (provision) for income taxes	$66	$4	$(32)	$36	$74
Net income attributable to Corning Incorporated	$14	$611	$643	$740	$2,008

Basic earnings per common share	$0.01	$0.39	$0.41	$0.48	$1.30
Diluted earnings per common share	$0.01	$0.39	$0.41	$0.47	$1.28

DOW CORNING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2010

DOW CORNING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors of

Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and equity present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 7, 2011

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions of U.S. dollars, except for per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net Sales	$5,997.3	$5,092.5	$5,450.0

Operating Costs and Expenses
Cost of sales	3,862.7	3,332.1	3,496.7
Marketing and administrative expenses	699.7	580.3	542.5
Restructuring expenses, net	(4.7)	101.6	-

Total operating costs and expenses	4,557.7	4,014.0	4,039.2

Operating Income	1,439.6	1,078.5	1,410.8
Interest income	12.7	17.4	74.2
Other nonoperating expenses, net	(35.6)	(10.8)	(66.4)

Income before Income Taxes	1,416.7	1,085.1	1,418.6
Income tax provision	338.9	331.1	495.9

Net Income	1,077.8	754.0	922.7
Less: Noncontrolling interests’ share in net income	211.8	155.9	184.0

Net Income Attributable to Dow Corning Corporation	$866.0	$598.1	$738.7

Weighted-Average Common Shares Outstanding (basic and diluted)	2.5	2.5	2.5
Net Income per Share (basic and diluted)	$346.40	$239.24	$295.48

Dividends Declared per Common Share	$177.60	$177.60	$164.80

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$2,360.0	$1,716.1
Accounts receivable (net of allowance for doubtful accounts of $8.5 in 2010 and $9.8 in 2009)	784.5	679.8
Notes and other receivables	282.5	204.4
Inventories	923.0	706.3
Deferred income taxes	166.7	205.2
Other current assets	107.9	67.4

Total current assets	4,624.6	3,579.2

Property, Plant and Equipment	10,447.0	9,180.5
Less - Accumulated Depreciation	(4,326.3)	(4,130.7)

Net property, plant and equipment	6,120.7	5,049.8

Other Assets
Marketable securities	544.0	1,072.9
Deferred income taxes	642.7	724.5
Intangible assets (net of accumulated amortization of $52.4 in 2010 and $37.9 in 2009)	98.8	72.2
Goodwill	70.0	75.0
Other noncurrent assets	547.6	249.7

Total other assets	1,903.1	2,194.3

Total Assets	$12,648.4	$10,823.3

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$842.1	$682.8
Trade accounts payable	668.4	527.1
Accrued payrolls and employee benefits	209.0	184.2
Accrued taxes	91.2	85.5
Accrued interest	82.5	78.1
Current deferred revenue	266.0	209.1
Other current liabilities	128.6	159.2

Total current liabilities	2,287.8	1,926.0

Other Liabilities
Long-term debt	866.8	742.0
Implant reserve	1,566.8	1,580.3
Employee benefits	1,129.2	1,084.3
Deferred revenue	3,130.7	2,324.3
Other noncurrent liabilities	169.3	119.9

Total other liabilities	6,862.8	5,850.8

Equity
Stockholders’ equity
Common stock ($5.00 par value – 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	3,336.4	2,914.4
Accumulated other comprehensive loss
Cumulative translation adjustment	217.4	204.8
Pension and other postretirement benefit adjustments	(659.9)	(617.6)
Other equity adjustments	(33.5)	(25.4)

Total accumulated other comprehensive loss	(476.0)	(438.2)

Dow Corning Corporation’s stockholders’ equity	2,872.9	2,488.7
Noncontrolling interest in consolidated subsidiaries	624.9	557.8

Total Equity	3,497.8	3,046.5

Total Liabilities and Equity	$12,648.4	$10,823.3

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Year ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$1,077.8	$754.0	$922.7
Depreciation and amortization	301.3	198.9	223.5
Changes in deferred revenue, net	863.3	876.7	763.0
Tax-related bond deposits	(145.0)	-	-
Changes in deferred taxes, net	151.9	82.7	90.8
Changes in restructuring accrual	(20.9)	20.9	-
Other, net	(38.6)	(46.1)	59.0
Changes in operating assets and liabilities
Changes in accounts and notes receivable	(170.1)	(73.5)	25.2
Changes in accounts payable	85.8	61.7	(83.2)
Changes in inventory	(214.1)	232.8	(214.1)
Changes in other operating assets and liabilities	(5.7)	(1.5)	(102.3)
Cash flows related to reorganization, net	(7.9)	(5.5)	(8.4)

Cash provided by operating activities	1,877.8	2,101.1	1,676.2

Cash Flows from Investing Activities
Capital expenditures	(1,340.3)	(1,465.1)	(1,370.2)
Acquisition of business interests	(40.3)	(158.6)	-
Proceeds from sales, maturities, and redemptions of securities	498.5	135.4	1,226.7
Purchases of securities	(0.5)	(1.6)	(938.1)
Other, net	(0.6)	(51.8)	45.3

Cash used in investing activities	(883.2)	(1,541.7)	(1,036.3)

Cash Flows from Financing Activities
Increase in long-term debt	194.6	681.4	20.8
Payments of long-term debt	(3.1)	(26.7)	(1.7)
Change in short-term borrowings	58.3	(213.2)	869.8
Distributions to shareholders of noncontrolling interests	(156.8)	(177.1)	(91.5)
Cash received from noncontrolling shareholders	-	46.5	41.0
Dividends paid to stockholders	(440.0)	(444.0)	(412.0)

Cash (used in)/provided by financing activities	(351.0)	(133.1)	426.4

Effect of Exchange Rate Changes on Cash	0.3	8.1	(10.0)

Changes in Cash and Cash Equivalents
Net increase in cash and cash equivalents	643.9	434.4	1,056.3
Cash and cash equivalents at beginning of period	1,716.1	1,281.7	225.4

Cash and cash equivalents at end of period	$2,360.0	$1,716.1	$1,281.7

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars)

			Dow Corning Corporation Stockholders’ Equity
	Total	Comprehensive Income/(Loss)	Retained Earnings	AOCI (1)	Common Stock	Noncontrolling Interest
Balance at December 31, 2007	$2,743.5		$2,433.3	$(85.6)	$12.5	$383.3
Adoption of Uncertain Tax Positions Guidance	0.3	$0.3	0.3
Net Income	922.7	922.7	738.7			184.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	32.2	32.2		14.1		18.1
Unrealized net loss on available for sale securities	(115.8)	(115.8)		(88.0)		(27.8)
Net loss on cash flow hedges	(17.7)	(17.7)		(17.7)		-
Pension and other postretirement benefit adjustments	(363.3)	(363.3)		(365.1)		1.8

Other comprehensive income (loss), net of tax	(464.6)	(464.6)

Comprehensive income	458.4	458.4

Cash received from noncontrolling shareholders	41.0					41.0
Dividends declared on common stock	(503.5)		(412.0)			(91.5)

Balance at December 31, 2008	2,739.4		2,760.3	(542.3)	12.5	508.9

Net Income	754.0	754.0	598.1			155.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.1	9.1		9.6		(0.5)
Unrealized net gain on available for sale securities	96.0	96.0		71.5		24.5
Net gain on cash flow hedges	11.0	11.0		11.0		-
Pension and other postretirement benefit adjustments	11.6	11.6		12.0		(0.4)

Other comprehensive income (loss), net of tax	127.7	127.7

Comprehensive income	881.7	881.7

Cash received from noncontrolling shareholders	46.5					46.5
Dividends declared on common stock	(621.1)		(444.0)			(177.1)

Balance at December 31, 2009	3,046.5		2,914.4	(438.2)	12.5	557.8

Net Income	1,077.8	1,077.8	866.0			211.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	28.5	28.5		12.6		15.9
Unrealized net loss on available for sale securities	(16.7)	(16.7)		(12.3)		(4.4)
Net gain on cash flow hedges	4.2	4.2		4.2		-
Pension and other postretirement benefit adjustments	(41.7)	(41.7)		(42.3)		0.6

Other comprehensive income (loss), net of tax	(25.7)	(25.7)

Comprehensive income	1,052.1	$1,052.1

Dividends declared on common stock	(600.8)		(444.0)			(156.8)

Balance at December 31, 2010	$3,497.8		$3,336.4	$(476.0)	$12.5	$624.9

(See Notes to the Consolidated Financial Statements)

(1)	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except where noted)

N OTE 1 – BUSINESS AND BASIS OF PRESENTATION

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

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, Brazil, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Management has evaluated subsequent events through February 7, 2011, the date the financial statements were available to be issued. Certain prior period items have been reclassified to conform to the current presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Dow Corning and all of its wholly owned and majority owned domestic and foreign subsidiaries. The Company’s interests in 20% to 50% owned subsidiaries are carried on the equity basis and are included in “Other noncurrent assets” in the consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation. The Company’s policy is to include the accounts of entities in which the Company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests), and for which it is the primary beneficiary, in the Company’s consolidated financial statements.

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

Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 inputs are unadjusted, quoted prices for identical assets or liabilities in active markets. Level 2 inputs are quoted prices, not included in Level 1, that are either directly or indirectly observable, including quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs are unobservable inputs and include the Company’s assumptions that may be used by market participants.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of ninety days or less. The carrying amounts for cash equivalents approximate their fair values. Cash equivalents are measured at fair value using Level 1 inputs.

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall geographic and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed and local legal requirements are met, the receivable is written off against the allowance.

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

The Company capitalizes the costs of internal-use software as intangibles. Amounts capitalized during the years ended December 31, 2010 and 2009 were $12.1 and $11.0, respectively. As of December 31, 2010 and 2009, unamortized software costs were $11.8 and $10.7, respectively. Amortization expense of $10.9, $10.5 and $10.5 were recognized during the years ended December 31, 2010, 2009 and 2008, respectively, related to such capitalized software costs.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

The Company capitalizes interest as a component of the cost of capital assets constructed for its own use. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 16 for additional details on interest payable to the Company’s commercial creditors.

The Company accounts for asset retirement obligations by recording an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists. These obligations may result from acquisition, construction, or the normal operation of a long-lived asset. The Company records asset retirement obligations at fair value in the period in which they are incurred.

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

Marketable Securities

The Company accounts for investments in debt and equity securities at fair value for trading or available for sale securities. The amortized cost method is used to account for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” and “Other current assets” in the consolidated balance sheets. All such investments are considered to be available for sale. Because the Company does not intend to sell, nor is it likely to be forced to sell its available-for-sale securities, declines in fair value are considered temporary. In addition, the Company regularly evaluates available evidence to determine if it will be able to recover the cost of these securities. If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive loss.” For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company’s policy is to purchase investment grade securities.

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

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment. The Company completed its tests for impairment of goodwill during the three month period ended September 30, 2010. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Revenue

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectability is reasonably assured. Revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts at the time the sale is recognized. Amounts billed to customers in excess of amounts recognized as revenue are reported as deferred revenue in the consolidated balance sheets.

Shipping Costs

Shipping costs are primarily comprised of payments to third party shippers. The Company records shipping costs incurred as a component of “Cost of sales” in the consolidated statements of income. Shipping costs were $168.9, $138.3 and $151.0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in “Cost of sales” in the consolidated statements of income. These costs are comprised of primarily labor costs, outside services and depreciation. Research and development costs were $251.8, $216.6 and $227.6 for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when it is more likely than not the expected future tax benefits will not be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. Further, the Company recognizes tax liabilities stemming from uncertain tax positions. As of December 31, 2010 and 2009, the Company had net deferred tax asset balances of $808.2 and $928.6, respectively, after valuation allowances of $55.7 and $85.9, respectively.

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Because the Company conducts business in many countries, these fluctuations affect the Company’s consolidated financial position and results of operations.

Subsidiaries in Europe, Japan and China translate their assets and liabilities, stated in their functional currency, into U.S. dollars at exchange rates in effect at the end of the current period. The resulting gains or losses are reflected in “Cumulative translation adjustment” in the stockholders’ equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in “Other nonoperating income/expenses” in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

For non-U.S. subsidiaries outside of Europe, Japan and China, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in “Other nonoperating income/expenses” in the consolidated statements of income.

Derivative Financial Instruments

The Company measures derivative financial instruments at fair value and classifies them as “Other current assets,” “Other noncurrent assets,” “Other current liabilities,” or “Other noncurrent liabilities” in the consolidated balance sheets. On the date the derivative instrument is entered into, if the Company is designating the instrument as a hedge, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in “accumulated other comprehensive loss” and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative that is designated as and meets all the required criteria for a hedge of a net investment are recorded in “accumulated other comprehensive loss”. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Cash flows from derivatives designated as hedges are classified in the same category of the consolidated statements of cash flows as the items being hedged. Cash flows from derivatives not designated as hedging instruments are classified in the investing activities section of the consolidated statements of cash flows.

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

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disclosures about fair value measurements included in a company’s financial statements. The Company adopted the guidance effective January 1, 2010. The adoption did not impact the Company’s financial position and results of operations.

In December 2009, the FASB issued guidance related to the accounting and disclosure requirements for transfers of financial assets. This guidance requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them. The guidance also changed the requirements for derecognizing the transferred assets and eliminates the concept of a qualifying special purpose entity. The Company adopted the new guidance effective January 1, 2010. The adoption did not impact the Company’s financial position and results of operations.

In December 2009, the FASB issued guidance related to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This guidance requires an enterprise to perform a qualitative analysis on a continual basis to determine whether or not it must consolidate a VIE. Additionally, the guidance requires enhanced disclosures about an enterprise’s involvement with VIEs as well as disclosure of any significant assumptions and judgments used to determine whether or not to consolidate a VIE. The Company adopted the new guidance effective January 1, 2010. The adoption did not impact the Company’s financial position and results of operations.

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

NOTE 3 – ADVANCED ENERGY MANUFACTURING TAX CREDITS

On January 8, 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of $169.0. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009 and are focused on job creation from increased domestic manufacturing capacity supplying clean and renewable energy projects. The credits granted to the Company are related to the Company’s manufacturing expansion projects supporting the solar industry. The Company accounts for investment tax credits under the flow-through method, which results in the recognition of the credit as a reduction of federal income taxes in the year in which the credit arises. During the year ended December 31, 2010 the Company recognized $141.9 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $92.2 and an increase in deferred tax liabilities of $49.7. The income tax benefit of $92.2 included $69.9 as a discrete benefit as it related to qualifying expenditures through December 31, 2009. The impact of these tax credits on net income for the year ended December 31, 2010 was $58.3, net of the noncontrolling interests’ share.

NOTE 4 - RESTRUCTURING

In February 2009, in response to economic challenges, Dow Corning announced it would reduce its workforce through reduction-in-force programs and site closures globally. These actions were part of broader cost-saving measures taken by the Company, including efforts to maximize operational efficiency and tightly control expenses. The Company recorded restructuring expenses of $101.6 during the year ended December 31, 2009. This amount was comprised of approximately $95.6 for employee-related costs associated with ongoing benefit arrangements and one-time termination benefits and $6.0 for lease terminations, asset disposals and demolitions. As of December 31, 2010, the program was complete.

The following tables summarize activities related to restructuring:

Year Ended December 31, 2010		Year Ended December 31, 2009
	Severance Costs		Severance Costs
Accrued liability at January 1, 2010	$20.9	Accrued liability at January 1, 2009	$-
Adjustment to liability	(6.7)	Accrual of restructuring expenses	96.6
Cash payments	(14.1)	Adjustment to liability	(4.2)
Foreign currency impact	(0.1)	Cash payments	(74.1)

Accrued liability at December 31, 2010	$-	Foreign currency impact	2.6

		Accrued liability at December 31, 2009	$20.9

NOTE 5 – ACQUISITIONS OF BUSINESS INTERESTS

Globe Metais Industria e Comercio S.A. and West Virginia Alloy

On November 5, 2009, the Company paid $174.9 and acquired 100% of the equity of Globe Metais Industria e Comercio S.A. (“Metais”), a silicon metal producer with manufacturing operations in Brazil and a 49% equity interest of Globe Metallurgical Inc.’s silicon manufacturing operation, WVA Manufacturing LLC (“WVA”), a silicon metal producer with manufacturing operations in West Virginia (collectively, the “Transaction”). Direct costs related to the Transaction were approximately $3.6, primarily for legal and advisory services. The Company believes that the Transaction enhances both the security of supply and cost effectiveness of a key raw material.

The acquisition of the controlling interest of Metais was accounted for as a business combination. The results of operations of Metais were included in the Company’s consolidated financial statements from the date of acquisition. The investment in WVA was accounted for by the equity method of accounting for investments and was included in “Other noncurrent assets” in the Company’s consolidated balance sheet as of December 31, 2010 and 2009. The results of operations of Metais and the equity results of WVA were not material to the consolidated statement of income.

The Company’s initial estimates for the Transaction resulted in a fair value of assets and liabilities which exceeded the purchase price by $14.8. This amount was recorded as a bargain purchase gain in “Other nonoperating income/expenses” of the consolidated statement of income for the year ended December 31, 2009. The gain was primarily related to access to a stable and favorably priced supply of electricity under a long-term contract, the relative condition of property, plant and equipment in relation to replacement cost and the benefit of a net operating loss carryforward that the Company expects to be able to utilize based on its strategic plans for this business.

The fair values of assets acquired and liabilities assumed on November 5, 2009 related to the Transaction were as shown in the table below. Since the acquisition, net adjustments of $18.5 were made to the fair values of the assets acquired and liabilities assumed, with a corresponding adjustment to the bargain purchase gain, as summarized in the table below. The adjustments were primarily due to the completed valuation of forestry assets, the final evaluation of contingent liabilities and the related deferred tax impacts. The December 31, 2009 financial statement balances and disclosures impacted by these adjustments have been retrospectively adjusted.

	Initial Valuations	Adjustment	Adjusted Values
Cash and marketable securities	$16.7	$-	$16.7
Other current assets	15.3	9.5	24.8
Property, plant and equipment	30.4	31.3	61.7
Other intangible assets	35.3	-	35.3
Other assets	155.3	(57.2)	98.1
Current and noncurrent liabilities	(47.2)	34.9	(12.3)
Debt	(16.1)	-	(16.1)

Total fair value of net assets acquired	$189.7	$18.5	$208.2
Purchase price including cash received	174.9	-	174.9

Gain on bargain purchase	$14.8	$18.5	$33.3

Quebec Silicon Limited Partnership

On October 1, 2010, the Company acquired 49% of the equity of Quebec Silicon Limited Partnership (“Quebec Silicon LP”), a silicon metal manufacturing company with operations in Canada. The Company paid $40.3 in exchange for the equity interests in Quebec Silicon LP. The Company believes that this transaction enhances both the security of supply and cost effectiveness of a key raw material. The investment in Quebec Silicon LP was accounted for by the equity method of accounting for investments and included in “Other noncurrent assets” in the Company’s consolidated balance sheet as of December 31, 2010. The results of operations from Quebec Silicon LP were not material to the consolidated statement of income.

NOTE 6 – INVESTMENTS

Investments reflected in “Other current assets” and “Marketable securities” in the consolidated balance sheets at December 31, 2010 and 2009 were $544.3 and $1,075.5 respectively. These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments were as follows:

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$493.8	$-	$(28.2)	$465.6
Auction rate preferred securities	76.9	-	(8.0)	68.9

Total Debt Securities	$570.7	$-	$(36.2)	$534.5

Foreign Equity Securities	$2.3	$1.7	$-	$4.0
Other	5.8	-	-	5.8

Total Marketable Securities	$578.8	$1.7	$(36.2)	$544.3

As of December 31, 2010, securities in an unrealized loss position for 12 months or more were valued at $172.0, net of unrealized losses of $22.0.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments were as follows:

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$1,006.2	$-	$(11.4)	$994.8
Auction rate preferred securities and other	79.2	0.8	(8.8)	71.2

Total Debt Securities	$1,085.4	$0.8	$(20.2)	$1,066.0

Foreign Equity Securities	$2.0	$1.3	$-	$3.3
Other	6.2	-	-	6.2

Total Marketable Securities	$1,093.6	$2.1	$(20.2)	$1,075.5

As of December 31, 2009, all debt securities with fair value less than cost were in an unrealized loss position for 12 months or more.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The classifications as of the balance sheet dates were as follows:

	Fair Value
	December 31, 2010	December 31, 2009
Level 1	$9.8	$11.8
Level 3	534.5	1,063.7

Total	$544.3	$1,075.5

The changes in fair value of Level 3 assets were as follows:

	2010	2009
Beginning balance January 1	$1,063.7	$1,100.6
Change in unrealized losses in other comprehensive loss	(16.9)	94.3
Realized losses included in earnings	(16.1)	-
Sales/redemptions of assets classified as Level 3	(496.2)	(131.2)

Ending balance at December 31	$534.5	$1,063.7

Level 3 available for sale securities with a par value of $512.4 were redeemed or sold during the year ended December 31, 2010. These redemptions were related to securities backed by student loans and were redeemed or sold at a weighted average price of 96.8% of par.

Subsequent to December 31, 2010, the Company received an unsolicited offer to purchase certain of its auction rate securities backed by student loans that had a par value of $134.7. The sale will result in an immaterial loss that will be included in the income statement for the three months ended March 31, 2011.

As of December 31, 2010, the debt securities with a fair value of $465.6, excluding auction rate preferred securities, have maturities greater than five years.

Level 3 Assets

Auction Rate Securities

As of December 31, 2010, the Company held auction rate securities of $534.5 included in the consolidated balance sheet. These securities consisted principally of revenue bonds backed by student loans that are guaranteed by the U.S. Government, revenue bonds backed by insured student loans and bundled preferred equity securities.

Historically, the cost of the auction rate securities approximated fair value. The Company had experienced a long history of successful auctions. However, in mid-February 2008, auctions began to fail and continued to fail for virtually all of these securities because there were an insufficient number of buy bids. Upon failure of an auction, the Company is required to hold the security until the next auction date at a contractually predetermined interest rate generally higher than the risk-free treasury rate. A failed auction reduces the immediate liquidity available to the Company, since there are currently no secondary markets for the auction rate securities held by the Company. Securities valued at $534.5 were classified as noncurrent assets as of December 31, 2010. Management believes the Company has sufficient sources of liquidity to fund its operations, capital expenditure plan, breast implant settlement liabilities and shareholder dividends through cash on hand, cash generated by operations or access to credit markets.

Due to the absence of observable prices in an active market for the same or similar securities, the fair value of $534.5 of the securities was based on a discounted cash flow analysis using forecasts of future cash flows and interest rates. The data used for the forecasts included benchmark interest rates such as LIBOR and U.S. Treasury rates, commercial paper rates and other interest rate indices reflecting market required rates of return. The valuation considered variable coupon payments, the restriction in liquidity due to failed auctions, the credit risk related to each group of securities and the probability of recovery or replacement of the auction rate securities market. Other considerations also included the nature of the collateralizations, guarantees, contractual structures of the securities and issuers’ indication of intent to redeem. In accordance with fair value measurement guidance, the auction rate securities were included in Level 3 at December 31, 2010 because certain of the cash flow model inputs were not readily observable.

Auction Rate Securities backed by Student Loans

The Company held auction rate securities backed by student loans valued at $465.6 included in the consolidated balance sheet as of December 31, 2010. The securities had credit ratings above investment grade for 95% of the portfolio. These auction rate securities were variable rate debt instruments with underlying securities that have contractual maturities that range from 14 to 36 years and whose interest rates are reset every 28 to 35 days through an auction process. Since the auctions have failed, default interest rates are applicable and each issuer has continued to pay required interest payments. Because the fair value of these securities was lower than the cost, an unrealized loss of $21.2, net of the noncontrolling interests’ share of $7.0, was recorded in “Accumulated other comprehensive loss” at December 31, 2010.

Auction Rate Preferred Securities

The Company held auction rate securities backed by preferred equity securities valued at $68.9 included in the consolidated balance sheets as of December 31, 2010. The interest rates reset on these variable rate equity instruments every 45 to 90 days through an auction process. Since the auctions have failed, default dividend allocation methods are in effect. While 72% of the securities were rated below investment grade, the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices. Because the fair value of these securities was lower than the cost, an unrealized loss of $7.4, net of the noncontrolling interests’ share of $0.6, was recorded in “Accumulated other comprehensive loss” at December 31, 2010.

Classification of Unrealized Losses

As of December 31, 2010, the Company was not actively marketing, had no intent to sell, nor was expected to be required to sell, auction rate securities backed by student loans and auction rate preferred securities before the anticipated recovery in market value. In determining that the unrealized losses related to these securities were not other-than-temporary, the Company considered several other factors. These factors included the financial condition and prospects of the issuers, expected continuation of interest and dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position and the credit rating of the security. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuers. Total unrealized losses of $28.6, net of $7.6 for the noncontrolling interests’ share, related to auction rate securities were included in “Accumulated other comprehensive loss” in the consolidated balance sheet at December 31, 2010. The fair value of these securities could be subject to further adjustments in the future if indicated by either observable prices in an active market or a change in the results of valuations.

NOTE 7 – INVENTORIES

The value of inventories is determined using the lower of cost or market as the basis. Produced goods were valued using a first-in, first-out (FIFO) cost flow methodology, while purchased materials and supplies were valued using an average cost flow methodology. The components of inventories were as follows:

	December 31, 2010	December 31, 2009
Produced goods	$727.8	$547.6
Purchased materials	97.3	76.9
Maintenance and supplies	97.9	81.8

Total Inventory	$923.0	$706.3

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

NOTE 8 – INCOME TAXES

The components of income before income taxes and noncontrolling interests for the year ended December 31 were as follows:

	2010	2009	2008
Domestic	$1,134.8	$964.3	$1,219.1
Foreign	281.9	120.8	199.5

Total	$1,416.7	$1,085.1	$1,418.6

The components of the income tax provision for the year ended December 31 were as follows:

	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Domestic	$85.5	$203.4	$288.9	$172.9	$92.9	$265.8	$328.8	$89.3	$418.1
Foreign	107.2	(57.2)	50.0	75.5	(10.2)	65.3	76.3	1.5	77.8

Total	$192.7	$146.2	$338.9	$248.4	$82.7	$331.1	$405.1	$90.8	$495.9

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31 were as follows:

	2010	2009
Deferred Tax Assets:
Implant costs	$568.6	$572.4
Postretirement benefit obligations	401.0	409.0
Tax loss carryforwards	176.8	159.2
Tax credit carryforwards	153.0	47.0
Accruals and other	165.3	163.0
Inventories	61.8	80.0
Long-term debt	34.2	33.8

Total deferred tax assets	$1,560.7	$1,464.4
Deferred tax liabilities:
Property, plant and equipment	(696.8)	(449.9)

Net deferred tax asset prior to valuation allowance	$863.9	$1,014.5
Less: Valuation allowance	(55.7)	(85.9)

Net Deferred Tax Asset	$808.2	$928.6

The Company believes that it is more likely than not that the net deferred tax asset will be realized. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards as of December 31, 2010 were $176.8 and $159.2 as of December 31, 2009. Of the tax effected operating loss carryforwards, $142.3 are subject to an indefinite carryforward period and were generated by the Company’s subsidiaries in Brazil and the United Kingdom. Substantially all of the remaining operating loss carryforwards relate to the Company’s subsidiaries in China. The carryforward period of net operating losses in China is five years. The Company has determined that no valuation allowance is needed for the net operating losses.

The valuation allowance as of December 31, 2010 was $55.7. Of this amount, $39.0 is attributable to realized and unrealized capital losses on marketable securities and $14.9 from outside basis differences in the Company’s joint ventures.

Tax credit carryforwards of $153.0 as of December 31, 2010 are attributable to foreign tax credits of $72.7 and general business credits of $80.3. The foreign tax credits expire in 2019. The general business credits are related to the advanced energy manufacturing credit and expire in 2030. The Company believes that these credits will be utilized before the expiration period based on future foreign source income and taxable income.

Cash paid during the year for income taxes, net of refunds received, was $191.1 in 2010, $234.4 in 2009 and $399.8 in 2008.

The income tax provision at the effective rate may differ from the income tax provision at the United States federal statutory tax rate. A reconciliation of the tax rate for the years ended December 31 is illustrated in the following table:

	2010	2009	2008
Income Tax Provision at Statutory Rate	$495.9	$379.8	$496.5
Increase/(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	(12.7)	(9.1)	(6.8)
Change in foreign tax rates	4.9	-	0.5
China joint venture losses	9.3	28.4	15.9
China valuation allowance release	(44.0)	-	-
Domestic joint venture dividends	18.9	18.0	11.0
Domestic manufacturing deduction	(18.1)	(15.6)	(21.1)
Advanced energy manufacturing credits	(92.2)	-	-
U.S. tax effect of foreign earnings and dividends	(30.9)	(68.9)	1.3
State income taxes	9.1	5.9	13.1
Tax exempt interest income	(1.5)	(3.3)	(19.0)
Audit settlement	(8.3)	-	(7.0)
Valuation allowance on capital losses	5.8	0.6	19.4
Other, net	2.7	(4.7)	(7.9)

Total Income Tax Provision at Effective Rate	$338.9	$331.1	$495.9

Effective Rate	23.9%	30.5%	35.0%

As of December 31, 2009, the Company had a valuation allowance of $44.0 on the deferred tax assets of a China subsidiary. During 2010, the allowance was increased by $24.4. As of December 31, 2010, management concluded that the weight of all available evidence, both positive and negative, warranted the release of the valuation allowance of $68.4 when the China subsidiary achieved operational performance.

Also during 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of approximately $169.0 that resulted in a $92.2 reduction in the income tax provision for the year ended December 31, 2010.

During 2009, the Company’s subsidiary in the Netherlands paid a dividend to the United States that resulted in a reduction in the income tax provision for the year ended December 31, 2009 and 2010. Substantially all of the reduction in the income tax provision from the U.S. tax effect of foreign earnings and dividends in 2009 and 2010 relates to this dividend.

As of December 31, 2010, income and remittance taxes have not been recorded on $413.4 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2005.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year
United Kingdom	2009	Japan	2006
Belgium	2008	Brazil	2005
France	2007	United States	2005
Germany	2007	China	2002
Korea	2007

The Company is participating in the IRS Compliance Assurance Process for the 2009 and 2010 tax years. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. Management anticipates that none of these audits will be closed before 2012. As of December 31, 2010, no jurisdiction has proposed any significant adjustments to the Company’s tax returns that management believes would be sustained and would materially affect the Company’s financial position. In addition, the Company does not anticipate that any material adjustments will result from settlements, closing of tax examinations or expiration of applicable statutes of limitation in various jurisdictions within the next 12 months.

During the year ended December 31, 2010, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for the 2006, 2007, 2008 and 2009 calendar years. The Company filed protests and appeals in response to the proposed adjustments for the years 2006 through 2008. Management believes that the deficiencies asserted by the IRS will not be sustained and is vigorously contesting the IRS’ claims. However, if the IRS prevails, the resulting tax deficiency would be approximately $206.1. Management believes that the resolution of the issues will not have a material impact on the Company’s consolidated financial position or results of operations. In July 2010, the Company made voluntary protective bond deposits of $145.0 to the IRS related to these tax positions for the earlier tax years. Additional tax payments of $61.0 were made for the 2008 through 2010 tax years to cover anticipated adjustments for these years. The deposits and the additional payments were made to alleviate the potential for interest expense and penalties as well as to generate competitive interest income on the funds.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits, exclusive of the federal benefit of state items, interest and penalties as of December 31 were as follows:

	2010	2009	2008
Unrecognized tax benefits as of January 1	$15.1	$16.7	$18.8
Additions based on tax positions related to the current year	4.7	0.4	1.6
Reductions based on tax positions related to the current year	-	(0.8)	-
Additions for tax positions of prior years	-	-	1.4
Reductions for tax positions of prior years	(2.6)	(1.0)	(1.3)
Settlements	(6.6)	(0.2)	(3.8)

Balance as of December 31	$10.6	$15.1	$16.7

As outlined above, the Company had approximately $10.6 of total gross unrecognized tax benefits as of December 31, 2010. Of this total, $9.0, net of the federal benefit on state issues, represents the amounts of the unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2010 and 2009, the Company recognized approximately $1.8 and $0.1, respectively, of benefit from interest and penalties. During the year ended December 31, 2008, the Company recognized $1.0 of expense related to interest and penalties. The Company had approximately $1.7 and $3.5 accrued for the payment of interest and penalties as of December 31, 2010 and 2009, respectively.

Tax Effect of Other Comprehensive Income

The following table details the tax (expense) benefit of other comprehensive income amounts recognized during the year ended December 31:

	2010	2009	2008
Net gain/loss on cash flow hedges	(2.3)	(5.0)	10.3
Pension and other postretirement benefit adjustments	33.1	(3.4)	210.8

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges

The Company uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets and are reclassified into earnings in the same period or periods during which the underlying hedged item impacts earnings. Gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in current earnings. As of December 31, 2010, the Company had outstanding commodity forward contracts and options to hedge forecasted purchases of 3.9 million mmbtu of natural gas. Net losses of $5.4 ($3.4 after tax) are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statements of income and included as part of “Cost of sales” in the next 12 months. The forward contracts and options outstanding at December 31, 2010 hedge forecasted transactions expected to occur within the next 24 months.

Foreign exchange options are also used to hedge specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets until the forecasted transaction occurs. As of December 31, 2010, the total notional amount of the Company’s foreign currency cash flow hedges was $59.5 expressed as U.S. dollars. Net gains of $0.7 ($0.4 after tax) are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statements of income and included as part of “Other nonoperating income/expenses” during the next 12 months. The options outstanding as of December 31, 2010 hedge forecasted transactions expected to occur within the next 17 months.

Economic Hedges

Contracts used to hedge the economic exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. As of December 31, 2010, the total notional amount of the Company’s non-designated foreign currency fair value hedges was $714.5, expressed as U.S. dollars.

The location and amounts of derivative fair values in the Company’s statement of financial position were as follows:

	December 31, 2010
	Derivative Assets		Derivatives Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated hedging instruments
Foreign exchange contracts	Other current assets	$1.7	Other current liabilities	$-
Commodity contracts	Other current assets	-	Other current liabilities	(5.2)
Commodity contracts > 12 months	Other noncurrent assets	-	Other noncurrent liabilities	(0.2)
Economic hedges not designated
Foreign exchange contracts	Other current assets	1.1	Other current liabilities	(1.8)

Total derivatives		$2.8		$(7.2)

	December 31, 2009
	Derivative Assets		Derivatives Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated hedging instruments
Commodity contracts	Other current assets	$0.7	Other current liabilities	$(9.8)
Commodity contracts > 12 months	Other noncurrent assets	-	Other noncurrent liabilities	(0.2)
Economic hedges not designated
Foreign exchange contracts	Other current assets	4.0	Other current liabilities	-

Total derivatives		$4.7		$(10.0)

The location and amounts of derivative gains and losses in the Company’s income statement were as follows:

	Location of Amount Recognized in Income	Year Ended
		2010	2009
Derivatives designated as hedging instruments
Foreign exchange contracts	Other nonoperating income/expenses	$(0.7)	$(3.8)
Commodity contracts	Cost of sales	(14.7)	(19.7)

Total derivatives designated as hedges		(15.4)	(23.5)
Economic hedges not designated
Foreign exchange contracts	Other nonoperating income/expenses	0.7	(34.8)
Tax hedging contracts	Tax provision	2.2	4.1

Total derivatives not designated as hedges		2.9	(30.7)

Total derivative impact on income statement		$(12.5)	$(54.2)

The tables below detail gains and losses recognized in “Other comprehensive income/loss” (“OCI”) and gains and losses reclassified from “Accumulated other comprehensive loss” related to derivatives that were designated as cash flow hedges. The amount of ineffectiveness related to existing cash flow hedges during the periods ending December 31, 2010 and 2009 was immaterial.

	December 31, 2010
	Gain/(Loss) in OCI	(Gain)/Loss Reclassified from AOCI into Income	Location of Gain/(Loss) Reclassified
Foreign exchange contracts	$1.7	$0.7	Other nonoperating income/expenses
Commodity contracts	(10.5)	14.7	Cost of sales

Total	$(8.8)	$15.4

	December 31, 2009
	Gain/(Loss) in OCI	(Gain)/Loss Reclassified from AOCI into Income	Location of Gain/(Loss) Reclassified
Foreign exchange contracts	$7.5	$3.8	Other nonoperating income/expenses
Commodity contracts	(15.0)	19.7	Cost of sales

Total	$(7.5)	$23.5

Derivative options held by the Company as of December 31, 2010 were valued using observable market inputs and the Black-Scholes model. Forward contracts were also valued using observable market inputs. The inputs used in valuation were considered Level 2 because the inputs are readily observable for the derivative asset or liability.

The amounts below represent fair value classifications of derivative instruments held as of the balance sheet dates and are prior to consideration of counterparty netting arrangements.

The net assets and liabilities were recorded in the consolidated balance sheets, accordingly.

	December 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Level 1	$-	$-	$-	$-
Level 2	2.8	(7.2)	4.7	(10.0)
Level 3	-	-	-	-

	$2.8	$(7.2)	$4.7	$(10.0)

NOTE 10 - VARIABLE INTEREST ENTITIES

The Company holds minority voting interests in certain joint ventures that produce key raw material inputs for the Company. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the right or ability to absorb expected gains or losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be variable interest entities. As the Company does not hold the power to direct the activities that most significantly impact the economic performance of these entities, it is not the primary beneficiary and therefore does not consolidate the results of these entities.

The Company accounts for its investment in these entities under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company’s guarantee of a nonconsolidated subsidiary’s debt. As of December 31, 2010 the maximum exposure to loss was $211.9.

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment as of December 31 were as follows:

	Estimated Useful Life (Years)	2010	2009
Land	-	$217.7	$194.7
Land improvements	11-20	328.0	276.7
Buildings	18-33	1,964.9	1,717.6
Machinery and equipment	3-25	6,960.8	5,414.6
Construction-in-progress	-	975.6	1,576.9

Total property, plant and equipment		$10,447.0	$9,180.5
Accumulated depreciation		(4,326.3)	(4,130.7)

Net property, plant and equipment		$6,120.7	$5,049.8

The Company recorded depreciation expense of $291.6, $192.7 and $218.4 for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective October 1, 2008, the Company changed the useful lives of certain property, plant and equipment as a result of the Company’s historical experience which demonstrated longer useful lives for certain classes of assets. The change was accounted for as a change in estimate and applied prospectively. The effect of the change to depreciation expense increased pre-tax income by $21.7 and increased net income by $13.7 for the year ended December 31, 2008.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2010, 2009 and 2008 was $71.2, $49.1 and $32.8, respectively.

As of December 31, 2010 and 2009, the Company had noncurrent liabilities of $9.9 and $8.7, respectively, for asset retirement obligations primarily related to landfill closure costs recorded in the consolidated balance sheets as “Other noncurrent liabilities.”

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross and net amounts of intangible assets, excluding goodwill, as of December 31 were as follows:

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$11.7	$(3.3)	$8.4
Customer/Distributor relationships	24.1	(21.3)	2.8
Completed technology	19.6	(12.6)	7.0
Other	95.8	(15.2)	80.6

Total	$151.2	$(52.4)	$98.8

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$15.2	$(5.4)	$9.8
Customer/Distributor relationships	21.1	(15.6)	5.5
Completed technology	17.2	(9.3)	7.9
Other	56.6	(7.6)	49.0

Total	$110.1	$(37.9)	$72.2

The Company recorded amortization expense related to these intangible assets of $9.6, $6.2 and $5.1 for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows:

2011	$ 9.3
2012	9.3
2013	8.1
2014	6.9
2015	7.2

The changes in the carrying amount of goodwill for the year ended December 31 were as follows:

	2010	2009
Beginning balance	$75.0	$72.6
Translation and other	(5.0)	2.4

Total ending balance	$70.0	$75.0

NOTE 13 - NOTES PAYABLE AND CREDIT FACILITIES

Short Term Borrowings

The Company has a $500.0 revolving credit arrangement which expires in 2011. The revolving credit agreement allows for borrowing in various currencies for general corporate purposes of the Company and its subsidiaries and requires the payment of commitment fees. The credit arrangement sets the interest rate at LIBOR at the time of borrowing plus a margin representing a credit spread, which is reset quarterly. The Company is in compliance with its debt covenants, including leverage and interest coverage ratios, related to this credit arrangement. As of December 31, 2010 and 2009, the Company had borrowed the maximum amount allowed under this credit arrangement. The Company also had outstanding short-term debt of $232.5 and $169.1 in Asia at December 31, 2010 and 2009, respectively. The borrowings in Asia consisted of $30.0 denominated in U.S. dollars with an interest rate of LIBOR plus 250 basis points. The remaining borrowings in Asia are primarily denominated in Renminbi with an interest rate generally set by the People’s Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 2.1% as of December 31, 2010.

In addition, the Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2010 and 2009 with various U.S. and foreign banks totaling $216.0 and $416.2, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

Since the interest rates for the borrowings in the U.S. and Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value.

Long Term Debt

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five-year term loan facility with a syndicate of commercial banks in China. The amount of the facility was 4.2 billion Renminbi ($626.7 U.S. dollars). The facility permits borrowing in various currencies with repayment required to begin two years after the drawdown date. The subsidiary had borrowed the maximum amount under the facility as of December 2010 and 2009. Repayment will begin in April 2011. The subsidiary is in compliance with its debt covenants, including interest coverage ratio and tangible net worth, related to this credit arrangement.

In October 2009, a majority owned subsidiary of the Company entered into an unsecured term loan facility with a syndicate of commercial banks in China that will expire in 4.5 years. The amount of the facility was 1.6 billion Renminbi ($241.6 U.S. dollars) and permits borrowing in Renminbi only. The subsidiary had borrowed $241.6 amount and $73.2 under the facility as of December 2010 and 2009, respectively. Repayment will begin in April 2011. The subsidiary is in compliance with its debt covenants, including interest coverage ratio and tangible net worth, related to this credit arrangement.

In August 2010, a majority owned subsidiary of the Company entered into an unsecured term loan with a bank in China. The amount of the loan was 193.5 Renminbi ($29.2 U.S. dollars) and permits borrowing in Renminbi only. As of December 31, 2010, the subsidiary had borrowed the maximum amount under the loan. Repayment will begin in December 2011. The subsidiary is in compliance with its debt covenants, including interest coverage ratio and tangible net worth, related to this credit arrangement.

Since the interest rates for the borrowings in the U.S. and Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value.

Long-term debt as of December 31 consisted of the following:

	2010	Rates	2009	Rates
Long-term debt
Variable rate notes due 2011-2014	$868.3	5.2-5.4%	$681.0	5.2-5.4%
Variable rate notes due 2011-2015	29.2	5.2%	-	-
Variable rate bonds due 2019	4.2	0.4%	4.2	1.0%
Other obligations and capital leases	59.8	3.8-6.4%	60.8	3.8-6.4%

Total long-term debt	$961.5		$746.0
Less payments due within one year	94.7		4.0

Total long-term debt due after one year	$866.8		$742.0

Annual aggregate maturities of the long-term debt of the Company are: $94.7 in 2011, $185.4 in 2012, $185.6 in 2013, $450.5 in 2014, $45.3 thereafter.

Cash paid during the year for interest was $66.8 in 2010, $51.7 in 2009 and $24.1 in 2008.

Sales of Accounts Receivable

Dow Corning Toray (“DCT”) maintains an accounts receivable facility with its primary bank. The discount rate under this facility is the equivalent of TIBOR plus 0.25%. DCT sold accounts receivable in the amount of $275.5 and $201.3 to this bank in exchange for cash proceeds of $275.3 and $201.2 during the years ended December 31, 2010 and 2009, respectively. Under the facility, DCT continues to collect the receivables from the customer but retains no interest in the accounts receivable. The facility agreement does not permit DCT to transfer the accounts receivable to any other institution and DCT is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to DCT. The counterparty for the accounts receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by accounts receivable in the U.S. which expires in 2011. The interest rate under this facility is based on commercial paper pool rates. The facility requires the payment of commitment fees on the unused portion. The Company is in compliance with its debt covenants, including leverage and interest coverage ratios, related to this credit arrangement. As of December 31, 2010 and 2009, there were no outstanding amounts under this agreement.

NOTE 14 - DEFERRED REVENUE

The Company enters into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. The product sales agreements extend over various periods and the revenue associated with the agreements is recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology are reported as deferred revenue in the consolidated balance sheets.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2010 and 2009, advanced payments of $981.8 and $946.7, respectively, were received by the Company. These amounts are recorded as deferred revenue and are recognized as income ratably on a per kilogram basis as products are shipped over the life of the agreements. The Company expects to receive advanced payments of $572.4 in the next twelve months and $178.7 in periods thereafter. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments.

Deferred revenue included in the consolidated balance sheets as of December 31, 2010 and 2009 was $3,396.7 and $2,533.4 respectively. The current portion of $266.0 and $209.1 was recorded as “Current deferred revenue” in the consolidated balance sheets as of December 31, 2010 and 2009, respectively. The remaining amounts were included in the consolidated balance sheets as “Deferred revenue” in noncurrent liabilities. The advanced payments received are reported as cash flows from operating activities in the consolidated statements of cash flows.

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of pension expense for the Company’s U.S. and non-U.S. plans were as follows:

	U.S. Plans			Non-U.S. Plans			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost
Service cost	$38.0	$37.3	$31.1	$21.7	$19.4	$25.1	$59.7	$56.7	$56.2
Interest cost on projected benefit obligations	86.4	81.6	76.0	32.7	30.4	34.2	119.1	112.0	110.2
Expected return on plan assets	(67.4)	(77.0)	(83.2)	(33.1)	(27.9)	(32.1)	(100.5)	(104.9)	(115.3)
Amortization of net transition obligation	-	-	-	-	0.2	0.3	-	0.2	0.3
Amortization of net prior service costs	2.8	3.1	4.4	0.9	0.8	1.2	3.7	3.9	5.6
Amortization of net losses	37.7	30.9	13.5	7.0	2.3	5.3	44.7	33.2	18.8
Other adjustments	-	-	12.0	0.5	4.8	0.2	0.5	4.8	12.2

Total	$97.5	$75.9	$53.8	$29.7	$30.0	$34.2	$127.2	$105.9	$88.0

Due to corrections of employee demographic data, pension expense for the year ended December 31, 2008 included an adjustment of $12.0 and the projected benefit obligation at December 31, 2008 included an adjustment of $29.0.

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Amortization of net prior service costs	$(2.8)	$(3.1)	$(0.6)	$(0.5)	$(3.4)	$(3.6)
Amortization of transition obligation	-	-	-	0.1	-	0.1
Amortization of net losses or settlement recognition	(37.7)	(30.9)	(7.0)	(6.6)	(44.7)	(37.5)
Net loss (gain) arising during the year	119.9	(56.2)	(25.2)	54.6	94.7	(1.6)

Total	$79.4	$(90.2)	$(32.8)	$47.6	$46.6	$(42.6)

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$1,632.6	$1,454.8	$592.0	$576.6	$2,224.6	$2,031.4
Accumulated benefit obligation	1,363.0	1,238.6	537.5	523.3	1,900.5	1,761.9
Fair value of plan assets	986.4	870.3	417.5	367.0	1,403.9	1,237.3

The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,454.8	$1,374.9	$666.1	$527.6	$2,120.9	$1,902.5
Service cost	38.0	37.3	21.7	19.4	59.7	56.7
Interest cost	86.4	81.6	32.7	30.4	119.1	112.0
Actuarial (gains) losses	135.1	35.7	(1.4)	82.3	133.7	118.0
Foreign currency exchange rate changes	-	-	(14.4)	41.1	(14.4)	41.1
Benefits paid and settlements	(81.7)	(74.7)	(23.1)	(34.7)	(104.8)	(109.4)

Projected benefit obligation, end of year	$1,632.6	$1,454.8	$681.6	$666.1	$2,314.2	$2,120.9

Fair value of plan assets
Fair value of plan assets, beginning of year	$870.3	$666.3	$441.0	$317.9	$1,311.3	$984.2
Actual return on plan assets	82.5	168.9	51.0	66.2	133.5	235.1
Foreign currency exchange rate changes	-	-	(16.8)	32.4	(16.8)	32.4
Employer contributions	115.3	109.8	40.8	57.7	156.1	167.5
Benefits paid and settlements	(81.7)	(74.7)	(23.1)	(33.2)	(104.8)	(107.9)

Fair value of plan assets, end of year	$986.4	$870.3	$492.9	$441.0	$1,479.3	$1,311.3

Funded status of plans	$(646.1)	$(584.5)	$(188.7)	$(225.1)	$(834.8)	$(809.6)
Accumulated benefit obligation	1,363.0	1,238.6	596.3	583.2	1,959.3	1,821.8

The following table represents assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans as of December 31:

	2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10.1	$-	$-	$10.1
Equity securities	203.3	3.0	-	206.3
Corporate debt securities	0.1	217.3	-	217.4
U.S. government debt securities	-	137.2	-	137.2
U.S. government guaranteed mortgage backed securities	-	4.1	0.7	4.8
Other government debt securities	0.4	33.7	-	34.1
Investment funds	25.8	823.0	7.6	856.4
Other	-	13.0	-	13.0

Total	$239.7	$1,231.3	$8.3	$1,479.3

	2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14.3	$-	$-	$14.3
Equity securities	197.2	1.8	-	199.0
Corporate debt securities	0.1	93.1	-	93.2
U.S. government debt securities	12.9	26.5	-	39.4
U.S. government guaranteed mortgage backed securities	-	86.4	-	86.4
Other government debt securities	0.3	8.8	0.1	9.2
Investment funds	-	832.9	11.6	844.5
Other	-	25.3	-	25.3

Total	$224.8	$1,074.8	$11.7	$1,311.3

The changes in fair value of Level 3 assets for the year ended December 31, 2010 were as follows:

Beginning balance, January 1, 2010	$11.7
Actual return on assets	0.9
Purchases	0.7
Sales	(5.0)

Ending value, December 31, 2010	$8.3

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

The following table represents amounts recorded in the consolidated balance sheets as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009
Current benefit liabilities	$(5.0)	$(4.9)	$(4.1)	$(6.1)	$(9.1)	$(11.0)
Noncurrent benefit liabilities	(641.1)	(579.6)	(184.6)	(219.0)	(825.7)	(798.6)

Total recognized liabilities	$(646.1)	$(584.5)	$(188.7)	$(225.1)	$(834.8)	$(809.6)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	18.5	21.2	10.8	7.9	29.3	29.1
Net loss	787.0	704.8	152.2	181.9	939.2	886.7

Accumulated other comprehensive loss	$805.5	$726.0	$163.0	$189.8	$968.5	$915.8

Net amounts recognized	$159.4	$141.5	$(25.7)	$(35.3)	$133.7	$106.2

The Company expects to recognize $57.4 of net loss and $3.5 of net prior service cost as a component of net periodic pension cost in 2011 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan. For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period. The Company had approximately $40.7 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2010 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the United States defined benefit plan, as of December 31, 2010 and 2009, the fair value of plan assets included 54% of equity securities and 46% of debt securities. The plan targets an asset allocation of 50% equity securities and 50% debt securities. The plan’s expected long-term rate of return is based on the asset allocation and expected future rates of return on equity and fixed income securities based on the investment outlook provided by the Company’s actuary.

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

All of the Company’s pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of investment committees. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments and risk control practices.

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions of approximately $155.1 are planned for the U.S. plans in 2011. Contributions of approximately $29.0 are planned for non-U.S. plans in 2011.

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

	Benefit Obligations at December 31
	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009

Discount rate	5.5%	6.0%	4.9%	5.2%	5.3%	5.8%

Rate of increase in future compensation levels	4.8%	4.8%	4.3%	4.5%	4.6%	4.7%

	Net Periodic Pension Cost for the Year Ended December 31
	U.S. Plans		Non-U.S. Plans		Total
	2010	2009	2010	2009	2010	2009

Discount rate	6.0%	6.0%	5.2%	5.7%	5.8%	5.9%

Rate of increase in future compensation levels	4.8%	4.8%	4.5%	4.2%	4.7%	4.6%

Expected long-term rate of return on plan assets	7.2%	8.1%	7.4%	7.1%	7.3%	7.8%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2010 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2011	$80.1	$19.0	$99.1
2012	80.6	23.2	103.8
2013	81.6	24.5	106.1
2014	83.2	22.0	105.2
2015	85.2	27.7	112.9
2016 - 2020	479.1	150.4	629.5

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for most retired employees, primarily in the U.S. The cost of providing these benefits to retirees outside the U.S. is not significant. Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2010	2009	2008
Net Periodic Postretirement Benefit Cost
Service cost	$4.5	$4.5	$3.8
Interest cost	16.3	15.8	14.6
Amortization of prior service credits	(6.8)	(6.8)	(6.2)
Amortization of actuarial losses	4.6	3.8	1.6

Total	$18.6	$17.3	$13.8

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income for the year ended December 31 included:

	2010	2009
Amortization of prior service costs	$6.8	$6.8
Amortization of loss	(4.6)	(3.8)
Net loss arising during the year	16.9	21.6
New prior service credit	-	(0.6)

Total	$19.1	$24.0

The following table presents a reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation as of December 31.

	2010	2009
Accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$290.7	$266.5
Service cost	4.5	4.5
Interest cost	16.3	15.8
Actuarial loss	16.9	21.6
Plan change	-	(0.6)
Benefits paid	(17.5)	(17.1)

Accumulated postretirement benefit obligation at end of year	$310.9	$290.7

Funded status of plans	$(310.9)	$(290.7)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(20.4)	$(20.4)
Noncurrent benefit liabilities	(290.5)	(270.3)

Total recognized liabilities	$(310.9)	$(290.7)
Amounts recognized in accumulated other comprehensive loss
Prior service credit	(16.5)	(23.3)
Net loss	102.5	90.1

Accumulated other comprehensive loss	86.0	66.8
Net amounts recognized	$(224.9)	$(223.9)

The Company expects to recognize $5.3 of net loss and $6.6 of net prior service credit as a component of net periodic postretirement benefit cost in 2011.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% in 2010 and was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later, and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 1.9% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2010 by 1.5%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.7% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2010 by 1.3%.

The discount rate used in determining the accumulated postretirement benefit obligation was 5.25% and 5.75% at December 31, 2010 and 2009, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees were $19.3 for the year ended December 31, 2010. Reimbursements received under Medicare Part D were $1.8 for the year ended December 31, 2010. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plans and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2010.

	Estimated Postretirement Benefit Payments	Estimated Medicare Subsidies
2011	$20.9	$1.7
2012	20.8	1.9
2013	20.9	2.1
2014	20.9	2.3
2015	21.2	2.5
2016-2020	108.4	16.9

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $20.6, $19.7 and $20.7 for the years ended December 31, 2010, 2009 and 2008, respectively. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2010 was $13.8. The Company expects to make additional contributions of $20.7 to all defined contribution plans during 2011.

NOTE 16 - COMMITMENTS, CONTINGENCIES AND GUARANTEES

Chapter 11 Related Matters

On May 15, 1995 (the “Filing Date”), the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division in order to resolve the Company’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”). The Joint Plan of Reorganization was confirmed in November 1999 and provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding through several settlement options or through litigation and for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. The Company emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing its Joint Plan of Reorganization.

Breast Implant and Other Products Liability Claims

Products liability claims to be resolved by settlement are administered by a settlement facility (the “Settlement Facility”), and products liability claims to be resolved by litigation are defended by a litigation facility (the “Litigation Facility”). Products liability claimants choosing to litigate their claims are required to pursue their claims through litigation against the Litigation Facility. Under the Joint Plan of Reorganization, the total amount of payments by the Company committed to resolve products liability claims will not exceed a net present value of $2.35 billion determined as of the Effective Date using a discount rate of 7%. Of this amount, no more than a net present value of $400.0 determined as of the Effective Date will be used to fund the Litigation Facility.

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. If the Company is unable to meet its remaining obligations to fund the Facilities, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, in an original maximum aggregate amount of $300.0. Beginning June 1, 2009, the amount available decreases by $50.0 per year and will fully expire June 1, 2014. As of December 31, 2010 the maximum aggregate amount available to the Company under this revolving credit commitment was $200.0. As of December 31, 2010, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company’s insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,677.5 to the Settlement Facility through December 31, 2010.

In accordance with the Joint Plan of Reorganization, and subject to the annual and aggregate funding limits, future payments to the Settlement Facility will be made on a periodic basis as necessary to preserve the liquidity of the Settlement Facility until such payment obligations cease as provided for in the Plan. Based on these funding agreements, the recorded liability is adjusted to maintain the present value of $2.35 billion determined as of the Effective Date using a discount rate of 7% (“Time Value Adjustments”). The Company has made early payments to the Settlement Facility in advance of their due dates and has recognized Time Value Adjustments for certain of those early payments consisting primarily of insurance proceeds. The actual amounts payable and the timing of payments by the Company to the Settlement Facility are uncertain and will be affected by, among other things, the rate at which claims are resolved by the Facilities, the rate at which insurance proceeds are received by the Company from its insurers and the degree to which Time Value Adjustments are recognized.

As of December 31, 2010 and December 31, 2009, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,566.8 and $1,580.3, respectively. These amounts reflect the Company’s estimated remaining obligation to fund the resolution of breast implant and other medical device claims pursuant to the Company’s Joint Plan of Reorganization and other breast implant litigation related matters.

During 2010 the Company recorded an out of period adjustment of $25.6 to reflect prior years’ settlements of products liability claims. The adjustment reduced the Company’s liability to fund the Settlement Facility as recorded in “Implant reserve” on the consolidated balance sheet and increased “Other nonoperating income/expenses” on the consolidated statement of income. The adjustment increased the Company’s pretax income by $25.6 and net income by $16.1.

Insurance Proceeds - London Market Insurers

The London Market Insurers (the “LMI Claimants”) have claimed a reimbursement right with respect to a portion of insurance proceeds based on a theory that the LMI Claimants overestimated the Company’s products liability. During the third quarter of 2008, the LMI Claimants offered two calculations of their claim amount: $54.0 and $92.5, plus minimum interest of $67.0 and $115.5, respectively. These estimates were explicitly characterized as preliminary and subject to change. Litigation regarding this claim is in discovery. The Company disputes the claim. Based on settlement negotiations, the Company has estimated that the most likely outcome will result in payment to the LMI Claimants in a range of $10.0 to $20.0. The Company recorded a liability for an amount within this range as of December 31, 2010.

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement. Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date. The maximum $285.0 liability was paid in full as of September 30, 2009. In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date.

Commercial Creditor Issues

The Joint Plan of Reorganization provides that each of the Company’s commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between the Company and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the Filing Date through the Effective Date (the “Pendency Interest”) as well as the presence of any recoverable fees, costs and expenses.

The Company’s position is that (a) Pendency Interest should be (i) an amount determined by applying non-default rates of interest for floating rate obligations in accordance with the formulas in the relevant contracts, except that the aggregate amount of interest cannot be less than that resulting from the application of a fixed rate of 6.28% through the Effective Date and (ii) the higher of the relevant contract rates or 6.28% for all other obligations to the Commercial Creditors through the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at 5% and (c) default interest rates should not apply (the “Company’s Position”). The Commercial Creditors’ position is that (a) Pendency Interest should be an amount determined by applying default rates of interest with respect to amounts overdue under the terms of the relevant debt and commercial agreements until the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at 5% and (c) certain of the Commercial Creditors are entitled to unspecified fees, costs and expenses. The Company has paid to the Commercial Creditors an amount of interest that the Company considers to be undisputed, which was calculated by application of the Company’s Position (the “Undisputed Portion”).

In July 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting the Company’s Commercial Creditors to recover fees, costs and expenses where allowed by relevant loan agreements and state law. The matter was remanded to the U.S. District Court for the Eastern District of Michigan for further proceedings to determine the presence of equitable considerations that would preclude the application of the Interest Rate Presumption or, in the absence of equitable considerations, what the default rates of interest will be, along with any recoverable fees, costs and expenses.

As of December 31, 2010, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2010, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $81.4 to $267.9. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2010 and December 31, 2009, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $79.9 and $76.1, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

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

Environmental Matters

The Company was previously advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites. Management believes that there are 23 sites at which the Company may have some liability, although management expects to settle the Company’s liability for eight of these sites for de minimis amounts.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $28.1. Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2010 and 2009 was $2.1 and $3.2, respectively.

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

Guarantees and Letters of Credit

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The Company maintained an agreement to guarantee the debt of a nonconsolidated affiliate. The maximum amount of potential future payments under this guarantee was $63.6 as of December 31, 2010. The guarantee expires upon repayment of the debt which is due to be repaid by May 2013. The Company’s potential obligation under other guarantees is not material to the consolidated financial statements. The Company does not expect to be required to make any payments related to these agreements and no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2010 and 2009.

The Company had outstanding letters of credit of $15.2 and $13.2 at December 31, 2010 and 2009, respectively. These letters of credit related primarily to the Company’s wholly-owned captive insurance subsidiary.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Lease expense was $51.8 in 2010, $51.1 in 2009 and $52.0 in 2008. The minimum future lease payments required under noncancellable operating leases at December 31, 2010 in the aggregate, are $262.2 including the following amounts due in each of the next five years: 2011 - $41.2, 2012 - $31.4, 2013 - $24.6, 2014 - $19.7 and 2015 - $17.7.

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

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions for the year ended December 31 and balances with the Company’s shareholders as of December 31.

	2010	2009	2008
Sales to Dow Chemical	$14.4	$14.6	$12.9
Sales to Corning	19.3	17.1	13.8
Purchases from Dow Chemical	68.1	43.5	64.7

	2010	2009
Accounts receivable from Dow Chemical	$0.4	$0.8
Accounts receivable from Corning	1.2	1.1
Accounts payable to Dow Chemical	5.3	4.0

In addition, non-wholly owned consolidated subsidiaries of the Company have transactions in the normal course of business with their noncontrolling shareholders. The following tables summarize related party transactions for the year ended December 31 and balances between these non-wholly owned consolidated subsidiaries and their minority owners as of December 31.

	2010	2009	2008
Sales to minority owners	$483.9	$436.6	$383.1
Purchases from minority owners	275.9	77.8	85.3

	2010	2009
Accounts receivable from minority owners	$137.9	$80.3
Accounts payable to minority owners	8.1	3.3

Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

In addition, DCT loans excess funds to its minority shareholder Toray Industries, Inc. The amount of loans receivable at December 31, 2010 and 2009 was $42.1 and $20.6, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

In December 2009, the Company purchased an office building and technology center from Rohm & Haas Investment Holding Co. Ltd, a subsidiary of The Dow Chemical Company for approximately $47.2.

Samsung Corning Precision

Glass Co., Ltd.

Consolidated Financial Statements

As of December 31, 2010 and 2009

and for the years ended

December 31, 2010, 2009 and 2008

Samsung Corning Precision Materials Co., Ltd.

Index

December 31, 2010 and 2009

and for the years ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Samsung Corning Precision Materials Co., Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Materials Co., Ltd. and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 9, 2011

Samsung Corning Precision Materials Co., Ltd.

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands, except share and per share amounts)	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,756,258	$2,500,833
Short-term financial instruments	887,521	51,085
Accounts and notes receivable
Customers, net of allowance for doubtful accounts of $4,476 and $5,050	137,144	173,370
Related parties	110,017	116,560
Inventories	144,021	84,003
Current deferred income tax assets, net	6,222	633
Other current assets	80,442	36,631

Total current assets	3,121,625	2,963,115
Equity method investments	68,494	89,284
Property, plant and equipment, net	3,625,653	3,251,786
Intangible assets	9,445	15,584
Non-current deferred income tax assets, net	876	2,416
Other non-current assets	86,222	52,481

Total assets	$6,912,315	$6,374,666

Liabilities and Equity
Current liabilities
Accounts payable
Trade accounts payable	$8,728	$16,141
Non-trade accounts payable	138,320	97,456
Related parties	136,078	109,538
Income taxes payable	167,045	201,440
Accrued bonus payable	85,158	65,517
Accrued expenses	24,969	31,441
Dividends payable	130,553	-
Other current liabilities	5,040	4,249

Total current liabilities	695,891	525,782
Accrued severance benefits, net	14,291	15,475
Non-current deferred income tax liabilities, net	237,931	175,750

Total liabilities	948,113	717,007

Commitments and contingencies

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Materials Co., Ltd.

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands, except share and per share amounts)	2010	2009
Shareholders’ equity
Preferred stock: par value $8.51 per share, 153,190 shares authorized, 41,107 shares issued and outstanding	$350	$350
Common stock: par value $10.03 per share, 30,000,000 shares authorized, 17,617,462 shares issued and outstanding	176,700	176,700
Additional paid-in capital	312,114	312,114
Retained earnings	5,538,151	5,541,692
Accumulated other comprehensive loss	(98,600)	(403,855)

Total Samsung Corning Precision Materials equity	5,928,715	5,627,001
Noncontrolling interests	35,487	30,658

Total equity	5,964,202	5,657,659

Total Liabilities and Equity	$6,912,315	$6,374,666

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Materials Co., Ltd.

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2010, 2009 and 2008

(in thousands)	2010	2009	2008
Net sales
Related parties	$2,782,917	$2,411,222	$2,300,843
Other	2,073,422	1,838,361	1,334,689

	4,856,339	4,249,583	3,635,532
Cost of sales	1,125,054	1,196,613	1,114,729

Gross profit	3,731,285	3,052,970	2,520,803
Selling and administrative expenses	167,171	169,762	184,686
Research and development expenses	66,657	63,888	53,300
Royalty expenses to related parties	262,627	236,853	184,989

Operating income	3,234,830	2,582,467	2,097,828
Other income (expense)
Interest income	108,200	51,333	43,285
Interest expense	(362)	-	(1,852)
Foreign exchange (loss) gain, net	(3,161)	(43,800)	5,485
Charitable donations	(24,201)	(20,016)	(16,269)
Other income, net	2,109	30,919	33,465

Income before income taxes	3,317,415	2,600,903	2,161,942
Provision for income taxes	343,356	333,715	291,568

Income before equity losses	2,974,059	2,267,188	1,870,374
Equity losses of affiliated companies	(21,002)	(55,591)	(2,489)

Net income including noncontrolling interests	2,953,057	2,211,597	1,867,885
Less: Net income (loss) attributable to the noncontrolling interests	6,197	768	(6,079)

Net income attributable to Samsung Corning Precision Materials	$2,946,860	$2,210,829	$1,873,964

Other comprehensive income (loss), net of tax:
Unrealized net gain on available for sale securities	25,690	-	-
Foreign currency translation adjustment	278,261	400,966	(1,101,047)

Total other comprehensive income (loss), net of tax	303,951	400,966	(1,101,047)

Comprehensive income including noncontrolling interests	3,257,008	2,612,563	766,838
Less: Comprehensive income (loss) attributable to the noncontrolling interests	4,893	(436)	4,643

Comprehensive income attributable to Samsung Corning Precision Materials	$3,252,115	$2,612,999	$762,195

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Materials Co., Ltd.

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(in thousands)	2010	2009	2008

Cash flows from operating activities
Net income including noncontrolling interests	$2,953,057	$2,211,597	$1,867,885
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	337,841	296,419	338,975
Foreign exchange translation loss, net	2,375	3,655	18,412
Provision for severance benefits	18,069	19,065	23,150
Deferred income tax expense (benefit)	42,260	55,545	(652)
Equity losses of affiliated companies	21,002	55,591	2,489
Impairment charges	-	12,393	20,208
Other, net	16,736	17,226	(1,985)
Changes in operating assets and liabilities
Accounts and notes receivable	48,198	(3,781)	(117,241)
Inventories	(58,502)	45,296	(74,135)
Other current assets	(5,633)	23,664	15,359
Accounts payable and other current liabilities	(77,285)	38,180	88,007

Net cash provided by operating activities	3,298,118	2,774,850	2,180,472

Cash flows from investing activities
Purchases of property, plant and equipment	(579,219)	(297,042)	(1,152,819)
(Increase) decrease in short-tem financial instruments	(802,607)	315,110	(324,911)
Investment in affiliated companies	-	(136,155)	-
Acquisition of intangible assets	-	(17,316)	-
Change in restricted cash	8,202	(8,202)	-
Net proceeds from sale or disposal of assets	386	8,499	17,084
Other, net	1,044	484	6,434

Net cash used in investing activities	(1,372,194)	(134,622)	(1,454,212)

Cash flows from financing activities
Repayment of long-term debt	-	-	(29,297)
Cash dividends to noncontrolling interests	(64)	-	(4,395)
Cash dividends to Samsung Corning Precision Materials shareholders	(2,819,848)	(980,539)	(556,062)

Net cash used in financing activities	(2,819,912)	(980,539)	(589,754)

Effect of exchange rate changes on cash and cash equivalents	149,413	162,414	(150,779)

Net (decrease) increase in cash and cash equivalents	(744,575)	1,822,103	(14,273)

Cash and cash equivalents
Beginning of year	2,500,833	678,730	693,003

End of year	$1,756,258	$2,500,833	$678,730

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

Samsung Corning Precision Materials Co., Ltd. and its subsidiaries (the “Company”) are providers of flat glass substrates which are used to manufacture TFT-LCD (Thin-Film Transistor Liquid Crystal Display) panels for notebook computers, LCD monitors, LCD TVs and other handheld devices, and glass panels and funnels for Cathode Ray Tubes (“CRT”) which are used to manufacture televisions and computer monitors. The Company’s major customers are Korean LCD panel makers such as Samsung Electronics Co., Ltd. and LG Display Co., Ltd. The Company’s current market is primarily companies incorporated in Korea.

The Company was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated (“Corning”) located in the U.S.A. and domestic companies in Korea. On December 31, 2007, the Company acquired all of outstanding shares of Samsung Corning Co., Ltd. (“SSC”) which owned 70% interest in Samsung Corning (Malaysia) Sdn. Bhd. (“SCM”), 60% interest in SSH Limited (“SSH”) and 51% interest in Global Technology Video Co., Ltd. (“GTV”). These SSC investments were accounted for as consolidated subsidiaries.

As of December 31, 2010, the issued and outstanding number of common shares of the Company is 17,617,462, 49.4% of which are owned by Corning Hungary Data Services Limited Liability Company, a subsidiary of Corning, 42.6% by Samsung Electronics Co., Ltd., and the remaining 8.0% by individuals and Samsung Life Insurance Co., Ltd.

On May 16, 2010, the Company has changed its company name from Samsung Corning Precision Glass Co., Ltd. to Samsung Corning Precision Materials Co., Ltd.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

The Company has evaluated subsequent events through February 9, 2011, the date the financial statements are available to be issued.

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

New Accounting Standards Adopted

Effective January 1, 2010, the Company adopted the changes to consolidation guidance for variable interest entities which require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures. The adoption of this standard was not material to the Company’s consolidated results of operations or financial position.

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

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Effective January 1, 2009, the Company, as required, adopted ASC 810, Consolidation requirements for reporting noncontrolling interests in financial statements. A noncontrolling interest, previously called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under the new standard, noncontrolling interests in subsidiaries are now included as a component of equity in the consolidated statements of financial position. This guidance also provides the required accounting treatment for changes in ownership of noncontrolling interests. The provisions of the standard were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in consolidated subsidiaries” balance previously included in the mezzanine section of the consolidated balance sheet to a new component of equity with respect to noncontrolling interests in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statements of income, largely identifying net income including noncontrolling interests and net income attributable to the Company. Additional disclosures required by this standard are also included in Note 12. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

Effective January 1, 2009 and 2008, the Company, as required, adopted the provisions of ASC 820 for non-financial assets and liabilities and ASC 820 for financial assets and liabilities, respectively. ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

Foreign Currency Translation

The Company operates primarily in Korean Won, its local and functional currency. The Company has chosen the U.S. dollar as its reporting currency. In accordance with ASC 830, Foreign Currency Matters, revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the exchange rates on the balance sheet date. Equity accounts are translated at historical rates and the resulting translation gain or loss are recorded directly as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the income statement as incurred. Assets and liabilities denominated in currencies other than the functional currency are translated at the exchange rates at the balance sheet date and the related exchange gains or losses are recorded in the statement of income.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the products have been delivered and all risks of ownership have been transferred to the customers, the sale price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is recognized upon delivery of the product at customer’s location or upon customer acceptance, depending on the terms of the arrangements. At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns and price discounts based upon historical experience and the related terms of customer arrangements.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and disclosures. The most significant estimates and assumptions relate to the useful life of property, plant and equipment, estimates of fair value of investments, allowance for uncollectible accounts receivable, contingent liabilities, inventory valuation, impairment of long-lived assets and allocated expenses, income taxes and deferred tax valuation allowances. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. The Company considers securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Supplemental disclosure of cash flow information follows:

(in thousands)	2010	2009	2008

Non-cash transactions
Acquisition of capital assets included in accounts payable	$108,049	$66,362	$107,990
Dividends declared during 2010 and unpaid at December 31, 2010	130,553	-	-
Cash paid for interest and income taxes
Cash paid for interest	-	-	1,805
Cash paid for income taxes	430,424	274,448	154,258

Restricted Cash

At December 31, 2009, the Company had restricted cash of bank time deposits which was included in the other current assets related to a contractual obligation between the Company and Shenzhen Electronics Group Co., Ltd. (“SEG”) to provide financial support for Shenzhen SEG Samsung Group (“SSG”), an equity method investment of the Company (see Note 5). There were no restricted cash balances at December 31, 2010 as all of the restricted cash was used for the payment of SSG liabilities during 2010.

Short-Term Financial Instruments

The Company’s short-term financial instruments are time deposits with financial institutions. These time deposits have original maturities of twelve months or less, and their carrying values approximate fair value.

Available-for-Sale Securities

The Company’s other non-current assets include available-for-sale securities that are recorded at fair value. These securities are equity securities that have readily determinable fair values. Unrealized gains and losses, net of deferred income taxes, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity until realized.

The balance of these available-for-sale securities was $33,832 thousand at December 31, 2010. The unrealized gain at December 31, 2010 was $32,996 thousand and this amount was recorded as a component of other comprehensive income, net of deferred income taxes. There were no realized gains or losses during the year ended December 31, 2010. The Company had no available-for-sale securities at December 31, 2009.

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

Buildings	15 – 40 years
Machinery and equipment (excluding precious metals)	1.5 – 8 years
Vehicle, tools, furniture and fixtures	2 – 8 years

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. These assets are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in the Company’s manufacturing process over a very long useful life. The Company treats the physical loss of precious metals in the manufacturing and reclamation process as depletion and accounts for these losses as a period expense based on reasonably estimated units lost. Precious metals are integral to many of the Company’s glass production processes. Precious metals are only acquired to support the Company’s operations and are not held for trading or other purposes.

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

Accrued Severance Benefits

Employees and directors with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2010, approximately 90% of all employees of the Company were eligible for severance benefits. Accrued severance benefits represent the amount which would be payable assuming eligible employees and directors were to terminate their employment with the Company as of the balance sheet date.

Changes in accrued severance benefits for each period are as follows:

(in thousands)	2010	2009	2008

Balance at the beginning of the year	$52,226	$45,004	$39,749
Provision for severance benefits	18,069	19,065	23,150
Severance payments	(24,810)	(15,801)	(16,583)
Translation adjustments and other	2,096	3,958	(1,312)
	47,581	52,226	45,004
Less: Cumulative contributions to the National Pension Fund	(68)	(78)	(106)
Severance insurance deposits	(6)	(36,673)	(28,900)
Severance plan assets	(33,216)	-	-

Balance at the end of the year	$14,291	$15,475	$15,998

A portion of the accrued severance benefits of the Company are funded through a group severance insurance plan with Samsung Fire & Marine Insurance Co., Ltd., and Samsung Life Insurance Co., Ltd. as of December 31, 2009. During 2010, under new tax and labor laws, the Company elected to fund the accrued severance benefits through severance plan assets (which are comprised of insured time deposits) for which Samsung Fire & Marine Insurance Co., Ltd. has guaranteed the certain rate of return to the Company. The severance insurance deposits and the severance plan assets are classified as a reduction from the accrued severance benefits. As of December 31, 2010 and 2009, the accrued severance benefits are approximately 70% funded.

During 2010, in accordance with the National Pension Act of the Republic of Korea, a portion of accrued severance benefits was deposited with the National Pension Fund and deducted from the accrued severance benefits. The contributed amount is paid to employees from the National Pension Fund upon their separation from the Company.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Research and Development Costs

Research and development expenditures, which include costs in relation to new product, development, research, process improvement and product use technology, are expensed as incurred and included in operating expenses.

Income Taxes and Investment Tax Credit

The Company recognizes deferred income taxes for anticipated future tax consequences resulting from temporary differences between amounts reported for financial reporting and income tax purposes. Deferred income tax assets and liabilities are computed on the temporary differences by applying the enacted statutory tax rates applicable to the years when such differences are expected to reverse. Deferred income tax assets are recognized when it is more likely than not that they will be realized. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The total income tax provision includes the current income tax expense under the applicable tax regulation and the change in the balance of deferred income tax assets and liabilities during the year.

The Company is eligible to use investment tax credits that are temporarily allowed for qualified plant and equipment expenditures. The investment tax credit is recognized as a reduction of tax expense in the year in which the qualified plant and equipment expenditure is incurred.

In determining the Company’s provision for income taxes, the Company uses an annual effective income tax rates. The effective tax rate also reflects the Company’s assessment of the ultimate outcome of tax audits. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company assesses its income tax positions and records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the Company’s liability for unrecognized tax benefits in the period in which the Company determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within income tax expense line item in the consolidated statements of income.

Discrete events such as tax audit settlements or changes in tax laws are recognized in the period in which they occur. Valuation allowances are established when management is unable to conclude that it is more likely than not that some portion, or all, of the deferred tax asset will ultimately be realized.

Equity Method Investments

The equity method of accounting is used for investments in affiliated companies that are not controlled by the Company and in which the Company’s interest is generally between 20% and 50% and the Company has significant influence over the entity. The Company’s share of earnings or losses of affiliated companies, in which at least 20% of the voting securities is owned and the Company has significant influence but not control over the entity, is included in consolidated operating results.

The Company uses the cost method to account for the Company’s investments in companies that the Company does not control and for which the Company does not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

All material intercompany accounts, transactions and profits are eliminated in consolidation.

The Company’s equity method investments are reviewed for impairment on a periodic basis or if an event occurs or circumstances change that indicate the carrying amount may be impaired. This assessment is based on a review of the equity investments’ performance and a review of indicators of impairment to determine if there is evidence of a loss in value of an equity investment. Factors the Company considers include:

•	Absence of the Company’s ability to recover the carrying amount;
•	Inability of the equity affiliate to sustain an earnings capacity which would justify the carrying amount of the investment; and
•	Significant litigation, bankruptcy or other events that could impact recoverability.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

For an equity investment with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods, depending on the nature of the company involved. If it is probable that the Company will not recover the carrying amount of their investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly. The Company requires their equity method affiliates to provide audited financial statements. Consequently, required assessments of asset recoverability are included in their results. The Company also includes these financial statements in their recoverability assessment.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial position.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures

(Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). The Company adopted ASU 2010-06 effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. The Company believes that the updated disclosures will not have a material impact on its consolidated financial statements.

3.	Inventories

Inventories consist of the following:

(in thousands)	2010	2009

Finished goods	$16,291	$13,241
Semi-finished goods	45,816	15,633
Raw materials	50,581	31,997
Work-in-process	422	560
Auxiliary materials	30,911	22,572

	$144,021	$84,003

4.	Other current assets

Other current assets consist of the following:

(in thousands)	2010	2009

Prepaid expenses	$7,080	$7,553
Prepaid value added tax	12,836	12,599
Income tax refund receivable	45,347	-
Other current assets	15,179	16,479

	$80,442	$36,631

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

5.	Equity Investments

Equity investments comprise the following:

(in thousands)	Ownership interest[1]	2010	2009

Affiliated companies accounted for under the equity method
Corsam Technologies LLC	50%	$68,494	$89,284
Shenzhen SEG Samsung Group	30%	-	-

		$68,494	$89,284

[1]	Amounts reflect the Company’s direct ownership interests in the respective affiliated companies. The Company does not control any of these entities.

Summarized results of the Company’s affiliates at December 31, 2010 are as follows:

Corsam Technologies LLC

During September 2009, the Company entered into an operating agreement with Corning. Pursuant to the operating agreement, the parties established Corsam Technologies LLC (“Corsam”), a new equity affiliate established to provide glass technology research for future product applications. The Company invested $124 million in cash and Corning contributed intellectual property with a corresponding value. The Company and Corning each own 50% of the common stock of Corsam and Corning has agreed to provide research and development services to Corsam. The Company does not control Corsam as Corning maintains significant participating voting rights. In addition, Corsam has sufficient equity to finance its activities, the voting rights of investors in Corsam are considered substantive, and the risks and rewards of Corsam’s research are shared only by those investors noted. As a result, the Company accounts for its investment in Corsam under the equity method of accounting for investments.

The Company’s share of Corsam net losses of $ 21,002 thousand and $ 35,284 thousand for the years ended December 31, 2010 and 2009, respectively, has been included in equity losses of affiliated companies in the consolidated statements of income.

Shenzhen SEG Samsung Group

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

During 2009, the Company decided to exit the China CRT market. The Company and SEG entered into a Production and Operation Adjustment Arrangement Agreement (the “Operation Agreement”) on August 17, 2009. In accordance with the Operation Agreement, the Company agreed to provide SSG with financial support of $20,307 thousand. The financial support was comprised of a cash investment of $12,155 thousand and a commitment to provide additional cash investment of $8,152 thousand. The Company has recorded a current liability for the commitment to provide additional cash funding. The Company’s share of SSG’s losses include $20,307 thousand of financial support in the equity losses of affiliated companies in the consolidated statements of income for the year ended December 31, 2009. As of December 31, 2010, the Company is in process of share disposal subject to relevant laws and regulations and no additional equity losses were recorded during the year ended December 31, 2010. The Company has no further obligation to provide any additional financial support to SSG.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

6.	Property, Plant and Equipment

Property, plant and equipment comprise the following:

(in thousands)	2010	2009

Building	$1,496,559	$1,297,657
Machinery and equipment	2,393,405	2,042,452
Vehicle, tools, furniture and fixtures	127,917	105,151

	4,017,881	3,445,260
Less: accumulated depreciation	(1,322,689)	(1,036,484)

	2,695,192	2,408,776
Land	256,936	249,319
Construction-in-progress	673,525	593,691

	$3,625,653	$3,251,786

Manufacturing equipment includes certain components of production equipment that are constructed with precious metals. At December 31, 2010 and 2009, the recorded amount of precious metals totaled $996 million and $938 million, respectively.

7.	Other non-current assets

Other non-current assets consist of the following:

(in thousands)	2010	2009

Deposits	$30,087	$29,249
Available-for-sale marketable securities	33,832	-
Other non-current assets	22,303	23,232

	$86,222	$52,481

8.	Impairment Charges

During the year ended December 31, 2009 and 2008, the Company recorded impairment charges totaling $12,393 thousand and $20,208 thousand, respectively, in accordance with ASC 360, Property, Plant, and Equipment. These amounts are included with selling and administrative expenses on the statements of income. The impairment charges recorded in 2009 and 2008 related to projected decline in earnings of PDP-Filters business and CRT glass business in the Malaysian plant, respectively. The net book value of the asset group before the impairment charges was approximately $40,209 thousand and $23,388 thousand for 2009 and 2008, respectively. There were no impairment charges recorded in the year ended December 31, 2010.

The impairment charges were measured as the excess of the carrying value of the asset group over its estimated fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

9.	Transactions with Related Parties

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

2010	Sales	Purchases[1]	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,676,423	$-	$3,684	$99,904	$115
Samsung Corporation	470	59,935	4	4	35,980
Samsung Engineering Co., Ltd.	1,294	117,385	745	-	39,137
Samsung SDS Co., Ltd.	-	9,029	22,348	6	7,236
Others	62,553	20,885	67,892	4,687	24,665

	2,740,740	207,234	94,673	104,601	107,133
Corning	42,177	138,602	260,711	5,416	28,945

	$2,782,917	$345,836	$355,384	$110,017	$136,078

2009	Sales	Purchases[1]	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,242,870	$5,959	$9,063	$85,355	$6,652
Samsung Corporation	311	42,679	-	11	19,447
Samsung Engineering Co., Ltd.	359	29,298	839	-	17,594
Samsung SDS Co., Ltd.	-	2,559	17,547	6	6,676
Others	131,582	15,995	57,369	12,703	23,408

	2,375,122	96,490	84,818	98,075	73,777
Corning	36,100	118,974	222,156	18,485	35,761

	$2,411,222	$215,464	$306,974	$116,560	$109,538

2008	Sales	Purchases[1]	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,189,417	$-	$13,146	$170,073	$8,931
Samsung Corporation	1,377	123,122	88	168	9,126
Samsung Engineering Co., Ltd.	2,989	130,408	2,297	-	17,965
Samsung Heavy Industries Co., Ltd.	-	35,755	96	-	2,766
Samsung SDS Co., Ltd.	-	10,698	23,004	6	5,413
Others	76,675	18,731	66,497	18,511	15,747

	2,270,458	318,714	105,128	188,758	59,948
Corning	30,385	176,752	201,812	53	22,128

	$2,300,843	$495,466	$306,940	$188,811	$82,076

[1]	Purchases of property, plant and equipment are included.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

10.	Fair Value Measurements

Fair value accounting standards define fair value, establish a framework for measuring fair value in applying generally accepted accounting principles, and require disclosures about fair value measurements. The accounting standards also identify two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s market assumptions. Once inputs have been characterized, the inputs are prioritized into one of three broad levels used to measure fair value as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices that are observable for the asset or liabilities, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available. As of December 31, 2010 and 2009, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

As of December 31, 2010, the Company’s financial assets consisted of short-term financial instruments and available-for-sale securities. These financial assets are measured at fair value and are classified within the Level 1 valuation hierarchy. As of December 31, 2009, the Company’s financial assets consisted of short-term financial instruments.

The Company’s available for sale investments include equity investments with a fair value of $33,832 thousand at December 31, 2010 that are traded in active market. They are measured at fair value using closing stock prices from active markets.

Certain financial instruments that are not carried at fair value on the balance sheets are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. These instruments include cash and cash equivalents, short-term financial instruments, accounts and notes receivable, prepaid expenses, accounts payable and accrued liabilities.

11.	Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.

Income tax expense consists of the following:

(in thousands)	2010	2009	2008

Current	$299,362	$276,476	$291,608
Domestic (Republic of Korea)	1,734	1,694	612

Foreign	301,096	278,170	292,220

Deferred	40,531	58,463	(834)
Domestic (Republic of Korea)	1,729	(2,918)	182

Foreign	42,260	55,545	(652)

	$343,356	$333,715	$291,568

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

The following table reconciles the expected amount of income tax expense based on consolidated statutory rates to the actual amount of taxes recorded by the Company:

(in thousands)	2010	2009	2008

Expected taxes at statutory rate	$802,814	$629,419	$594,534
Tax exemption for foreign investment	(458,215)	(294,946)	(233,958)
Tax rate changes	11,666	22,252	(38,048)
Tax credits, net of surtax effect	(15,834)	(27,685)	(35,267)
Difference in foreign income tax rates	362	1,966	(4,912)
Increase (decrease) in valuation allowance	2,558	(157)	4,410
Others, net	5	2,866	4,809

Income tax expenses	$343,356	$333,715	$291,568

Effective tax rate	10.35%	12.83%	13.49%

The statutory income tax rate of the Company, including tax surcharges, is 24.2%, 24.2% and 27.5% for 2010, 2009 and 2008, but the effective income tax rate is 10.35%, 12.83% and 13.49% for 2010, 2009 and 2008, respectively, primarily due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law (“TPCL”). In accordance with the TPCL and the approval of the Korean government, the Company was fully exempt from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder’s equity until 2003 and 50% exemption for the subsequent two years. In 2006, the Company issued additional shares to extend the tax exemption period. As a result, the Company is fully exempt from corporate income taxes until 2010, and thereafter is subject to a 50% tax exemption for a period of 2 years to 2012.

During 2010, as a result of the revised Korean Tax Code, Korean National Tax Service (“NTS”) approved an increase in the tax exemption rate with an effective date from January 1, 2008. The income tax provision for the year ended December 31, 2010 reflects this increase to the tax exemption rate. Included in the income tax provision for the year ended December 31, 2010 is $ 123,057 thousand of tax benefit related to the 2010 increase in the tax exemption rate. Included in the $ 123,057 thousand benefit is $ 78,985 thousand which relates to the 2009 and 2008 tax years.

As a result of the revision of the Korean Corporate Tax Law in 2008, the statutory tax rate had been reduced to 24.2% from 2009 and was scheduled to decrease to 22% from 2010. However, in 2009, due to the concern over declining tax revenues and increasing budget deficit, the National Assembly decided to defer the proposed rate cut for two years. As a result, the statutory tax rate would remain at 24.2% until the end of 2011, and the reduced 22% rate will take effect on January 1, 2012. The Company recognized its deferred income tax assets and liabilities as of December 31, 2010 based on the enacted future tax rates and the expiration schedule of tax exemption for foreign investment.

In November 2010, the NTS commenced a review of the Company’s 2008 tax year and a review of the SSC 2006 tax year. This review is expected to continue during 2011. As no tax claim has been made by the NTS at December 31, 2010, the Company has not recorded any liability for this matter at December 31, 2010.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

The primary components of the temporary differences that gave rise to the Company’s deferred income tax assets and liabilities were as follows:

(in thousands)	2010	2009
Deferred income tax assets
Property, plant and equipment	$6,643	$4,293
Inventories	1,198	287
Accrued bonus payables	4,409	2,048
Other current liabilities	2,379	3,487
Equity method investments	13,928	8,498
Other	2,633	3,239

Total tax deferred income tax assets	31,190	21,852
Less: valuation allowance	(6,811)	(4,253)

	24,379	17,599

Deferred income tax liabilities
Property, plant and equipment, intangible	(228,625)	(173,251)
Reserve for technology development	(16,394)	(16,320)
Available-for-sale securities	(7,306)	-
Other	(2,887)	(729)

Total tax deferred income tax liabilities	(255,212)	(190,300)

Net deferred income tax liabilities	$(230,833)	$(172,701)

A valuation allowance on deferred income tax assets is recognized when it is more likely than not that the deferred income tax assets will not be realized. Realization of the future tax benefit related to the deferred income tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates, and the overall future industry outlook. Based upon analysis of these factors, the Company has recorded a valuation allowance of $6,811 thousand and $4,253 thousand on its consolidated net deferred income tax assets at December 31, 2010 and 2009, respectively. The valuation allowance is primarily attributable to the uncertainty regarding the generation of sufficient future taxable income of SCM to allow the benefit of the deferred income tax assets.

On January 1, 2007, the Company adopted the provisions of ASC 740, Income taxes. The Company believes that it is more likely than not, based on the technical merits of a tax position, that the Company is entitled to economic benefits resulting from positions taken in its income tax returns.

The Company files income tax return in Korea and various other jurisdictions with varying statutes of limitations. Years open to examination by tax authorities in major jurisdictions are 2008 tax year in both Korea and Malaysia.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

12.	Shareholders’ Equity

The components of and changes in shareholders’ equity are as follows:

(in thousands)	2010	2009	2008

Preferred Stock	$350	$350	$350

Common Stock	176,700	176,700	176,700

Additional Paid-in Capital	312,114	312,114	312,114

Retained Earnings:
Balance at the beginning of year	5,541,692	4,311,402	2,993,500
Net income attributable to Samsung Corning Precision Materials	2,946,860	2,210,829	1,873,964
Dividends paid to preferred shareholders	(2,298)	(1,279)	(1,047)
Dividends paid to common shareholders	(2,948,103)	(979,260)	(555,015)

Balance at end of year	5,538,151	5,541,692	4,311,402

Accumulated Other Comprehensive Income (loss):
Balance at the beginning of year	(403,855)	(806,025)	305,744
Unrealized net gain on available for sale securities, net of tax	25,690	-	-
Foreign currency translation adjustment, net of tax	279,565	402,170	(1,111,769)

Balance at end of year	(98,600)	(403,855)	(806,025)

Total Samsung Corning Precision Materials shareholders’ equity	5,928,715	5,627,001	3,994,541

Noncontrolling interests:
Balance at the beginning of year	30,658	31,094	30,846
Net income (loss) attributable to noncontrolling interests	6,197	768	(6,079)
Cash dividend to noncontrolling interests	(64)	-	(4,395)
Foreign currency translation adjustment, net of tax	(1,304)	(1,204)	10,722

Balance at end of year	35,487	30,658	31,094

Total equity	$5,964,202	$5,657,659	$4,025,635

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized net gain on available for sale investments at December 31, 2010 and 2009. Accumulated other comprehensive loss attributable to Samsung Corning Precision Materials is $98,600 thousand and $403,855 at December 31, 2010 and 2009, respectively.

Preferred Stock

There were 41,107 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2010 and 2009. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders’ meeting.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Retained Earnings

Retained earnings as of December 31, 2010 and 2009 comprised of the following:

(in thousands)	2010	2009
Appropriated
Legal reserve	$82,339	$82,339
Reserve for business development	30,800	30,800
Reserve for research and manpower development	80,495	83,390
Voluntary reserve	4,157	4,157

	197,791	200,686
Unappropriated	5,340,360	5,341,006

	$5,538,151	$5,541,692

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

Credit Facilities

The Company has an unused credit facility totaling $ 148,209 thousand at December 31, 2010. There have been no borrowings under this facility as of and for the years ended December 31, 2010 and 2009.

Business and Credit Risk Concentration

The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management’s estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company’s customers. Major customers of the Company are domestic TFT-LCD makers incorporated in Korea. Trade accounts receivables from these five major customers are 90% and 83% of total trade accounts receivable of the Company as of December 31, 2010 and 2009, respectively, and revenues from these five major customers constitute 94%, 93% and 93% of total revenues of the Company for the years ended December 31, 2010, 2009 and 2008, respectively.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Pending Litigation

Based on the agreement entered on August 24, 1999 with respect to Samsung Motor Inc.’s (“SMI”) bankruptcy proceedings, Samsung Motor Inc.’s creditors (“the Creditors”) filed a civil action against Mr. Kun Hee Lee, chairman of the Company, and 28 Samsung Group affiliates including the Company under joint and several liability for failing to comply with such agreement. Under the suit, the Creditors have sought 2,450 billion won (approximately $1.95 billion) for loss of principal on loans extended to SMI, a separate amount for breach of the agreement, and an amount for default interest.

On January 31, 2008, Seoul Administrative Court made the ruling on this case. Under the ruling, Samsung Group affiliates were ordered to pay approximately 1,634 billion won (approximately $1.30 billion) to the Creditors by disposing 2,334,045 shares of Samsung Life Insurance Co., Ltd. (“SLI”) donated by Mr. Lee, excluding 1,165,955 shares already sold by the Creditors. If the proceeds from sale of SLI shares are not sufficient to satisfy their obligations, Samsung Group affiliates were obligated to satisfy the shortfall by either participating in the Creditors’ equity offering or purchasing subordinated debentures issued by the Creditors. In addition, Samsung Group affiliates were ordered to pay default interest on 1,634 billion won (approximately $1.30 billion) at 6% per annum for the period from January 1, 2001 to the date of settlement. The Company, Samsung Group affiliates, Mr. Lee, and the Creditors all have appealed the ruling to the Seoul High Court.

The second trial ended on December 29, 2009 and Seoul High Court made a compulsory mediation that ordered Samsung Group affiliates to pay approximately 208.6 billion won (approximately $ 0.18 billion) to the Creditors in default interest while Mr. Lee was ordered to pay additional 500,000 SLI shares. The compulsory mediation was to have the same force as final ruling unless the parties to this case issued a formal objection within two weeks. On January 14, 2010, by mutual consent, the parties to this case decided to reject the compulsory mediation and delay the start of the third trial until the completion of public offering of the SLI shares.

SLI completed its Initial Public Offering (“IPO”) on May 7, 2010. After disposing 2,277,787 shares and paying the principal balance owed to the Creditors, 878 billion won (approximately $ 0.80 billion) was deposited in to an escrow account. That remaining balance was to be used to pay the Creditors interest due to the delay in the SLI IPO. On January 11, 2011, the Seoul High Court ordered Samsung Group affiliates to pay 600 billion won (approximately $ 0.53 billion) to the Creditors and pay 5% annual interest for the period between May 8, 2010 and January 11, 2011, and pay 20% annual interest for the period after January 11, 2011 until the amounts owed to the Creditors are paid. In accordance with the Seoul High Court order, 620.4 billion won (which includes penalties and interest owed) was paid to the Creditors from the funds held in escrow during January 2011. Accordingly, the Company has concluded that no provision for loss related to this matter should be reflected in the Company’s consolidated financial statements at December 31, 2010. Samsung Group affiliates and the Creditors all have appealed to the Korean Supreme Court.

In connection with an investigation by the European Commission, Competition DG, in relation to the alleged anticompetitive behavior relating to the worldwide production of CRT glass, the Company received a request for certain information from the Competition DG. The Company has responded to that request and various related requests from the European Commission concerning CRT glass product. The Company has also responded to authorities in other jurisdictions in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of CRT glass.

The Company accounts for loss contingencies in accordance with ASC 450, Contingencies and therefore, records a liability when it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Therefore, there are no developments regarding these pending matters that would give rise to recording a liability in the Company’s financial statements.

In the ordinary course of business, the Company is subject to certain litigation and other claims. These matters, individually and in the aggregate, are not expected to have a significant impact on the Company’s financial position or results of operations.