Form 10-Q
period 2011-03-31
CORNING INC /NY
filed 2011-04-29
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 15, 2011
Corning’s Common Stock, $0.50 par value per share	1,569,905,964 shares

Index

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,

	2011	2010

Net sales	$1,923	$1,553
Cost of sales	1,049	822

Gross margin	874	731

Operating expenses:
Selling, general and administrative expenses	250	235
Research, development and engineering expenses	156	145
Amortization of purchased intangibles	3	2
Restructuring, impairment and other credits (Note 2)		(2)
Asbestos litigation charge (credit) (Note 3)	5	(52)

Operating income	460	403

Equity in earnings of affiliated companies (Note 9)	398	469
Interest income	4	3
Interest expense	(27)	(26)
Other income, net (Note 1)	27	64

Income before income taxes	862	913
Provision for income taxes (Note 5)	(114)	(97)

Net income attributable to Corning Incorporated	$748	$816

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.48	$0.52
Diluted (Note 6)	$0.47	$0.52

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	March 31, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$4,570	$4,598
Short-term investments, at fair value (Note 7)	1,733	1,752
Total cash, cash equivalents and short-term investments	6,303	6,350
Trade accounts receivable, net of doubtful accounts and allowances - $20 and $20	1,107	973
Inventories (Note 8)	841	738
Deferred income taxes (Note 5)	433	431
Other current assets	353	367
Total current assets	9,037	8,859

Investments (Note 9)	4,569	4,372
Property, net of accumulated depreciation - $6,565 and $6,420 (Note 10)	9,235	8,943
Goodwill and other intangible assets, net (Note 11)	885	716
Deferred income taxes (Note 5)	2,760	2,790
Other assets	174	153

Total Assets	$26,660	$25,833

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$26	$57
Accounts payable	949	798
Other accrued liabilities (Notes 3 and 12)	919	1,131
Total current liabilities	1,894	1,986

Long-term debt (Note 4)	2,245	2,262
Postretirement benefits other than pensions	915	913
Other liabilities (Notes 3 and 12)	1,251	1,246
Total liabilities	6,305	6,407

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,633 million and 1,626 million	817	813
Additional paid-in capital	12,954	12,865
Retained earnings	7,550	6,881
Treasury stock, at cost; Shares held: 66 million and 65 million	(1,240)	(1,227)
Accumulated other comprehensive income (Note 17)	223	43
Total Corning Incorporated shareholders’ equity	20,304	19,375
Noncontrolling interests	51	51
Total equity	20,355	19,426

Total Liabilities and Equity	$26,660	$25,833

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended March 31,

	2011	2010
Cash Flows from Operating Activities:
Net income	$748	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226	206
Amortization of purchased intangibles	3	2
Asbestos litigation charges (credits)	5	(52)
Restructuring, impairment and other credits		(2)
Cash received from settlement of insurance claims	66
Stock compensation charges	23	29
Earnings of affiliated companies in excess of dividends received	(78)	(241)
Deferred tax provision	15	50
Restructuring payments	(9)	(31)
Credits issued against customer deposits	(7)	(30)
Employee benefit expense, net of payments	34	26
Changes in certain working capital items:
Trade accounts receivable	(121)	(120)
Inventories	(79)	(31)
Other current assets	(26)	32
Accounts payable and other current liabilities, net of restructuring payments	(83)	(74)
Other, net	(144)	63
Net cash provided by operating activities	573	643

Cash Flows from Investing Activities:
Capital expenditures	(532)	(173)
Acquisitions of business, net of cash received	(148)
Net proceeds from sale or disposal of assets	1
Short-term investments – acquisitions	(883)	(224)
Short-term investments – liquidations	903	472
Other, net	2	2
Net cash (used in) provided by investing activities	(657)	77

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(10)	(58)
Principal payments under capital lease obligations	(32)
Proceeds from issuance of common stock, net		4
Proceeds from the exercise of stock options	64	21
Dividends paid	(79)	(78)
Net cash used in financing activities	(57)	(111)
Effect of exchange rates on cash	113	(75)
Net (decrease) increase in cash and cash equivalents	(28)	534
Cash and cash equivalents at beginning of period	4,598	2,541

Cash and cash equivalents at end of period	$4,570	$3,075

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with U.S. GAAP for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

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

Property, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost.  Depreciation is based on estimated useful lives of properties using the straight-line method.  Except as described in Note 10 (Property, Net of Accumulated Depreciation), related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

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

Index

Fair Value Measurements

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Three months ended March 31,

	2011	2010
Royalty income from Samsung Corning Precision	$61	$65
Foreign currency transaction and hedge gains/(losses), net	(10)	9
Net income attributable to noncontrolling interests	1	1
Other, net	(25)	(11)
Total	$27	$64

New Accounting Standards

At March 31, 2011, there are no recently issued accounting standards that will have a material impact on Corning when adopted in a future period.

2.      Restructuring, Impairment and Other Charges (Credits)

2011 Activity

The following table summarizes the restructuring reserve activity for the three months ended March 31, 2011 (in millions):

	Reserve at January 1, 2011	Cash payments	Reserve at March 31, 2011
Restructuring:
Employee related costs	$15	$(8)	$7
Other charges (credits)	12	(1)	11
Total restructuring charges	$27	$(9)	$18

Cash payments for employee-related costs were substantially completed by the end of 2010, while payments for exit activities will be substantially complete by the end of 2011.

Index

2010 Activity

The following table summarizes the restructuring reserve activity for the three months ended March 31, 2010 (in millions):

	Reserve at January 1, 2010	Non-cash adjustments	Net reversals	Cash payments	Reserve at March 31, 2010
Restructuring:
Employee related costs	$80	$(2)	$(2)	$(28)	$48
Other charges (credits)	20			(3)	17
Total restructuring charges	$100	$(2)	$(2)	$(31)	$65

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

Index

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $638 million at March 31, 2011, compared with an estimate of the liability of $633 million at December 31, 2010.  In the three months ended March 31, 2011, Corning recorded asbestos litigation expense of $5 million compared to a credit of $52 million in the three months ended March 31, 2010 to reflect the change in the terms of the proposed settlement.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

Index

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

As of March 31, 2011 and December 31, 2010, contingent guarantees totaled a notional value of $230 million.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $404 million and $408 million, at March 31, 2011 and December 31, 2010, respectively.

Product warranty liability accruals were $25 million at March 31, 2011 and $24 million at December 31, 2010.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2011, and December 31, 2010, Corning had accrued approximately $29 million (undiscounted) and $30 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.4 billion at March 31, 2011 and December 31, 2010.

In the first quarter of 2011, there was no significant debt activity.

In the first quarter of 2010, Corning repaid $58 million of debt which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

Index

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended March 31,

	2011	2010

Provision for income taxes	$(114)	$(97)
Effective tax rate	13.2%	10.6%

For the three months ended March 31, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies; and
•	The benefit of tax holidays and investment credits in foreign jurisdictions.

For the three months ended March 31, 2010, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of excess foreign tax credits that resulted from the repatriation of current year earnings of certain foreign subsidiaries; and
•
The impact of discrete items including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items increased our effective tax rate by 8.3 percentage points.

We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted.  In 2010, $1.1 billion of certain foreign subsidiaries and affiliated companies’ current year earnings were remitted and the tax benefit of the related excess foreign tax credits was included in 2010 annual effective tax rate utilized for the three months ended March 31, 2010.  As of December 31, 2010, taxes have not been provided on approximately $8.9 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  It is not practical to calculate the unrecognized deferred tax liability on those earnings.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world.  At December 31, 2010, about half of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside of the U.S. are available for repatriation subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions.  The impact of the tax holidays on our effective tax rate is a reduction in the rate of 1.6 and 4.7 percentage points for the three months ended March 31, 2011 and 2010, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Index

6.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):

	Three months ended March 31,
	2011			2010
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$748	1,565	$0.48	$816	1,555	$0.52

Effect of dilutive securities:
Stock options and other dilutive securities		24			24

Diluted earnings per common share	$748	1,589	$0.47	$816	1,579	$0.52

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):

	Three months ended March 31,

	2011	2010
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	22	51

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):

	Amortized cost		Fair value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Bonds, notes and other securities:
U.S. government and agencies	$1,720	$1,734	$1,722	$1,737
Other debt securities	5	11	11	15
Total short-term investments	$1,725	$1,745	$1,733	$1,752
Asset-backed securities	$63	$64	$44	$45
Total long-term investments	$63	$64	$44	$45
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

Index

The following table summarizes the contractual maturities of available-for-sale securities at March 31, 2011 (in millions):
Less than one year	$1,371
Due in 1-5 years	351
Due in 5-10 years	0
Due after 10 years (1)	55
Total	$1,777

(1)	Includes $44 million of asset-based securities that mature over time and are being reported at their final maturity dates.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 (in millions):

		March 31, 2011
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$44	$(18)	$44	$(18)
Total long-term investments	22	$44	$(18)	$44	$(18)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2010
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$45	$(20)	$45	$(20)
Total long-term investments	22	$45	$(20)	$45	$(20)

(1)	Unrealized losses in securities less than 12 months were not significant.

Gross realized gains and losses for the three months ended March 31, 2011 and 2010 were not significant.

A reconciliation of the changes in credit losses recognized in earnings for the three months ended March 31, 2011 and March 31, 2010 (in millions):

	March 31,
	2011	2010
Beginning balance of credit losses, January 1	$4	$2
Additions for credit losses not previously recognized in earnings
Ending balance of credit losses, for the three months ended March 31	$4	$2

The $4 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance.  These credit losses are limited to asset-backed securities in our investment portfolio.

As of March 31, 2011 and December 31, 2010, for securities that have credit losses, an other than temporary impairment loss of $15 million and $16 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled $0.9 billion and $0.5 billion for the three months ended March 31, 2011 and 2010, respectively.

Index

8.      Inventories

Inventories comprise the following (in millions):

	March 31, 2011	December 31, 2010
Finished goods	$255	$208
Work in process	217	207
Raw materials and accessories	190	155
Supplies and packing materials	179	168
Total inventories	$841	$738

9.      Investments

Investments comprise the following (in millions):

	Ownership Interest (1)	March 31, 2011	December 31, 2010
Affiliated companies accounted for by the equity method
Samsung Corning Precision Glass Co., Ltd.	50%	$3,116	$2,943
Dow Corning Corporation	50%	1,193	1,186
All other	20-50%	257	240
		4,566	4,369
Other investments		3	3
Total		$4,569	$4,372

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):

	Three months ended March 31,
	2011	2010
Related Party Transactions:
Corning sales to affiliated companies	$6	$5
Corning purchases from affiliated companies	$37	$25
Corning transfers of assets, at cost, to affiliated companies	$34	$27
Dividends received from affiliated companies	$320	$228
Royalty income from affiliated companies	$62	$65
Corning services to affiliates	$8	$7

As of March 31, 2011, balances due to and due from affiliates were $23 million and $104 million, respectively.  As of December 31, 2010, balances due to and due from affiliates were $7 million and $101 million, respectively.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

Index

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

Samsung Corning Precision’s results of operations follow (in millions):

	Three months ended March 31,

	2011	2010

Statement of Operations:
Net sales	$1,141	$1,198
Gross profit	$855	$925
Net income attributable to Samsung Corning Precision	$611	$701
Corning’s equity in earnings of Samsung Corning Precision	$299	$350

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$30	$18
Dividends received from Samsung Corning Precision	$205	$173
Royalty income from Samsung Corning Precision	$61	$65
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$34	$27

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

Corning owns 50% of Samsung Corning Precision.  Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

As of March 31, 2011, balances due from Samsung Corning Precision were $37 million and balances due to Samsung Corning Precision were $19 million.  As of December 31, 2010, balances due from Samsung Corning Precision were $29 million and balances due to Samsung Corning Precision were $5 million.

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

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):

	Three months ended March 31,
	2011	2010

Statement of Operations:
Net sales	$1,579	$1,354
Gross profit	$539	$506
Net income attributable to Dow Corning	$179	$218
Corning’s equity in earnings of Dow Corning	$91	$112

Related Party Transactions:
Corning purchases from Dow Corning	$6	$5
Dividends received from Dow Corning	$115	$56

Amounts owed to Dow Corning totaled $3 million as of March 31, 2011.  At December 31, 2010, amounts owed to Dow Corning were not significant.

At March 31, 2011, Dow Corning’s marketable securities included approximately $366 million of auction rate securities, net of a temporary impairment of $17 million.  As a result of the temporary impairment, unrealized losses of $13 million, net of $4 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet.  Corning’s share of this unrealized loss was $7 million and is included in Corning’s accumulated other comprehensive income.

In February 2011, Dow Corning amended and restated its revolving credit agreement to provide $1 billion senior, unsecured revolving line of credit through February 2016.  Dow Corning believes it has adequate liquidity to fund operations, its capital expenditure plans, breast implant settlement liabilities, and shareholder dividends.

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

Index

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of March 31, 2011, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $3 million.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of March 31, 2011, Dow Corning has estimated the liability to commercial creditors to be within the range of $82 million to $270 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $82 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim was based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  Based on settlement negotiations, Dow Corning had estimated that the most likely outcome would result in payment to the LMI Claimants in a range of $10 million to $20 million.  As of March 31, 2011, Dow Corning and the LMI Claimants have reached an agreement to settle the claim for an amount within that range.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation (PCC)
Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation which is a component of the Company’s proposed settlement for asbestos litigation.  At March 31, 2011 and December 31, 2010, the fair value of PCE significantly exceeded its carrying value of $135 million and $129 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania on April 16, 2000.  At that time, Corning determined that it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other-than-temporarily impaired.  As a result, we reduced our investment in PCC to zero.  Refer to Note 3 (Commitments and Contingencies) for additional information about PCC and PCE.

Variable Interest Entities
For variable interest entities, we routinely assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by U.S. GAAP.  Corning leases certain transportation equipment from two Trusts that qualify as variable interest entities.  The sole purpose of these entities is to lease transportation equipment to Corning.  None of these entities are considered significant to Corning’s consolidated financial statements.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

Index

10.      Property, Net of Accumulated Depreciation

Property, net (in millions):

	March 31, 2011	December 31, 2010

Land	$103	$105
Buildings	3,665	3,692
Equipment	11,065	10,744
Construction in progress	967	822
	15,800	15,363
Accumulated depreciation	(6,565)	(6,420)
Total	$9,235	$8,943

In the three months ended March 31, 2011 and 2010, interest costs capitalized as part of property, net, were $7 million and $4 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At March 31, 2011 and December 31, 2010, the recorded value of precious metals totaled $2.2 billion and $2.0 billion, respectively.  Depletion expense for precious metals in the three months ended March 31, 2011 and 2010 totaled $4 million and $3 million, respectively.

11.      Goodwill and Other Intangible Assets

The carrying amount of goodwill for the three months ended March 31, 2011 by segment is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2010	$118	$9	$150	$260	$537
Acquired goodwill (1)	91				91
Foreign currency translation adjustment				2	2
Balance at March 31, 2011	$209	$9	$150	$262	$630

(1)	The Company recorded goodwill associated with a small acquisition completed in the first quarter of 2011.

Corning’s gross goodwill balances for the periods ended March 31, 2011 and December 31, 2010 were $7.1 billion and $7.0 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended March 31, 2011 and December 31, 2010, and were generated entirely through goodwill impairments related to the Telecommunications segment.

Other intangible assets are as follows (in millions):

	March 31, 2011			December 31, 2010
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names (1)	$230	$125	$105	$205	$124	$81
Non-competition agreements	100	98	2	97	94	3
Other (1)	151	3	148	98	3	95

Total	$481	$226	$255	$400	$221	$179

(1)	The Company recorded identifiable intangible assets associated with a small acquisition completed in the first quarter of 2011.

Index

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.

Amortization expense related to these intangible assets is estimated to be approximately $13 million for 2011 and $14 million annually, thereafter.

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

During the three months ended March 31, 2011 and 2010, we issued $7 million and $30 million, respectively, in credit memoranda.  Customer deposit liabilities were $20 million and $27 million at March 31, 2011 and December 31, 2010, respectively, which are recorded in the current portion of other accrued liabilities in our consolidated balance sheets.  Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen–U.S. dollar exchange rate.

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

13.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,

	2011	2010	2011	2010

Service cost	$14	$12	$4	$3
Interest cost	38	39	12	13
Expected return on plan assets	(41)	(42)
Amortization of net loss	18	13	5	4
Amortization of prior service cost	2	2	(1)	(1)
Total pension and postretirement benefit expense	$31	$24	$20	$19

Index

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

14.      Hedging Activities

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

The amount of hedge ineffectiveness at March 31, 2011 and at December 31, 2010 was insignificant.

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At March 31, 2011, the amount of net losses expected to be reclassified into earnings within the next 12 months is $18 million.

Undesignated Hedges
Corning uses other foreign exchange forward contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign currency fluctuations related to certain monetary assets, monetary liabilities and net earnings in foreign currencies.

Index

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

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments for March 31, 2011 and December 31, 2010 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2011	2010		2011	2010		2011	2010

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 478	$ 602	Other current assets	$ 4	$4	Other accrued liabilities	$(22)	$ (33)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$2,812	$2,946	Other current assets	$21	$1	Other accrued liabilities	$(43)	$(122)
						Other liabilities	$(20)	$ (45)

Total derivatives	$3,290	$3,548		$25	$5		$(85)	$(200)

Index

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements (in millions):

	Effect of derivative instruments on the consolidated financial statements for the quarter ended March 31
Derivatives in hedging relationships	Gain recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)		Gain reclassified from accumulated OCI into income (effective)
	2011	2010			2011	2010

Cash flow hedges

			Cost of sales		$2	$2
Foreign exchange contracts	$(18)	$5	Royalties		$7	$2

Total cash flow hedges	$(18)	$5			$9	$4

Net investment hedges
Foreign denominated debt	$ 0	$2
Other	$ 0

Total net investment hedges	$ 0	$2

Undesignated derivatives	Location of gain/ (loss) recognized in income		Gain/(loss) recognized in income
			2011	2010

Foreign exchange contracts	Other income/(expense)		$143	$(1)

Total undesignated			$143	$(1)

15.      Fair Value Measurements

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of March 31, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,733	$1,722	$11 (1)
Other current assets (2)	$ 25		$25
Non-current assets:
Other assets	$ 44		$44

Current liabilities:
Other accrued liabilities (2)	$ 65		$65
Non-current liabilities:
Other liabilities (2)	$ 20		$20

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,752	$1,737	$ 15 (1)
Other current assets (2)	$ 5		$ 5
Non-current assets:
Other assets	$ 45		$ 45

Current liabilities:
Other accrued liabilities (2)	$ 155		$155
Non-current liabilities:
Other liabilities (2)	$ 45		$ 45

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

Index

16.      Share-based Compensation

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

Share-based compensation cost was approximately $23 million and $29 million for the three months ended March 31, 2011 and 2010, respectively.  Amounts for all periods presented included (1) employee stock options, (2) time-based restricted stock and restricted stock units, and (3) performance-based restricted stock and restricted stock units.  On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010.  Compensation expense for the WESPP is included in periods ended prior to April 1, 2010.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the Stock Option Plans for the three months ended March 31, 2011:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2010	72,461	$16.22
Granted	5,086	$21.27
Exercised	(5,750)	$11.29
Forfeited and Expired	(2,829)	$45.74
Options Outstanding as of March 31, 2011	68,968	$15.79	5.27	$455,509
Options Exercisable as of March 31, 2011	53,849	$15.28	4.36	$387,418

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2011, there was approximately $60 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $12 million and $15 million for the three months ended March 31, 2011 and 2010, respectively.

Proceeds received from the exercise of stock options were $64 million and $21 million for the three months ended March 31, 2011 and 2010, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was approximately $62 million and $20 million, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not realized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

Index

Corning used a binomial lattice model to estimate the fair values of stock option grants through December 31, 2009.  Effective January 1, 2010, Corning began using a multiple-point Black-Scholes model to estimate the fair value of stock option grants.  The financial impact of the change in valuation models is insignificant.

The following inputs were used for the valuation of option grants under our Stock Option Plans:

	Three months ended March 31,

	2011	2010
Expected volatility	47-48%	48-49%
Weighted-average volatility	48%	49%
Dividend yield	1.10%	1.40%
Risk-free rate	2.1-2.7%	2.7-3.2%
Average risk-free rate	2.6%	3.2%
Expected term (in years)	5.1-6.7	5.1-6.5
Pre-vesting departure rate	0.4-3.9%	1.4-3.6%

Expected volatility is based on a blended approach defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term and the most recent 15-year historical volatility.  The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options.  The risk-free rate assumption is the implied rate for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.  The ranges given above result from separate groups of employees exhibiting different exercise behavior.

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock and restricted stock units as of December 31, 2010, and changes during the three months ended March 31, 2011:
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2010	3,698	$18.33
Granted	1,201	$19.69
Vested	(141)	$19.38
Forfeited	(255)	$23.52
Nonvested shares at March 31, 2011	4,503	$18.36

Index

As of March 31, 2011, there was approximately $39 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.2 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $9 million and $6 million for the three months ended March 31, 2011 and 2010, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2010, and changes during the three months ended March 31, 2011:
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock and restricted stock units at December 31, 2010	6,072	$ 9.24
Granted
Vested	(592)	$14.49
Forfeited and cancelled	(226)	$ 8.67
Nonvested restricted stock and restricted stock units at March 31, 2011	5,254	$ 8.67

As of March 31, 2011, there was approximately $8 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1 year.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million and $6 million for the three months ended March 31, 2011 and 2010, respectively.

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

Index

17.      Comprehensive Income

Components of comprehensive income on an after-tax basis, where applicable, follow (in millions):

	Three months ended March 31,

	2011	2010

Net income	$747	$815
Other comprehensive income, net of taxes (1):
Net change in unrealized gain on investments securities	12	11
Net change in unrealized gain on derivative hedging instruments	8	2
Foreign currency translation adjustment and other	139	(22)
Amortization of postretirement benefit plan losses and prior service costs	21	(9)
Comprehensive income	$927	$797
Comprehensive income attributable to noncontrolling interests	1	1
Comprehensive income attributable to Corning	$928	$798

(1)	Other comprehensive income items for the three months ended March 31, 2011 and 2010 include net tax effects of ($14) million and $5 million, respectively.

18.      Significant Customers

For the three months ended March 31, 2011, Corning’s sales to Sharp Electronics Corporation, a customer of the Display Technologies segment, was greater than ten percent of the Company’s consolidated net sales.  For the three months ended March 31, 2010, Corning’s sales to each of the following three customers of the Display Technologies segment were equal to or greater than ten percent of the Company’s consolidated net sales:  AU Optronics Corporation (AUO), Chimei Innolux Corporation, and Sharp Electronics Corporation.

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

Index

All other operating segments that do not meet the quantitative threshold for separate reporting are grouped as “All Other.”  This group is primarily comprised of advanced optics products, development projects and results for new product lines.

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

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2011
Net sales	$790	$474	$259	$254	$144	$2	$1,923
Depreciation (1)	$124	$28	$25	$37	$8	$2	$224
Amortization of purchased intangibles		$1			$2		$3
Research, development and engineering expenses (2)	$25	$29	$23	$29	$4	$22	$132
Equity in earnings of affiliated companies	$294	$3		$3		$7	$307
Income tax (provision) benefit	$(139)	$(19)	$(14)	$(3)	$(7)	$9	$(173)
Net income (loss) (3)	$638	$41	$29	$8	$15	$(15)	$716

Three months ended March 31, 2010
Net sales	$782	$364	$192	$96	$118	$1	$1,553
Depreciation (1)	$128	$30	$26	$11	$8	$3	$206
Amortization of purchased intangibles		$1			$1		$2
Research, development and engineering expenses (2)	$23	$29	$23	$16	$4	$28	$123
Restructuring, impairment and other charges				$(2)			$(2)
Equity in earnings (loss) of affiliated companies	$344		$3			$11	$358
Income tax (provision) benefit	$(132)	$(4)	$(5)	$3	$(8)	$11	$(135)
Net income (loss)(3)	$703	$8	$11	$(7)	$17	$(15)	$717

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expense includes direct project spending which is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

Index

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended March 31,

	2011	2010
Net income of reportable segments	$731	$732
Non-reportable segments	(15)	(15)
Unallocated amounts:
Net financing costs (1)	(52)	(46)
Stock-based compensation expense	(23)	(29)
Exploratory research	(17)	(15)
Corporate contributions	(21)	(12)
Equity in earnings of affiliated companies, net of impairments (2)	91	111
Asbestos settlement (3)	(5)	52
Other corporate items (4)	59	38
Net income	$748	$816

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation.  In the first quarter of 2010, equity earnings of affiliated companies, net of impairments, includes a credit of $21 million for our share of U.S. advanced energy manufacturing tax credits at Dow Corning Corporation.

(3)
In the first quarter of 2011, Corning recorded a charge of $5 million to adjust the asbestos liability for the change in value of components of the Modified PCC Plan.  In the first quarter of 2010, Corning recorded a net credit of $52 million primarily reflecting the change in the terms of the proposed asbestos settlement.

(4)	In the first quarter of 2010, other corporate items included a tax charge of $56 million from the reversal of the deferred tax asset associated with a Medicare subsidy.

In the Telecommunications operating segment, assets increased from $1.0 billion at December 31, 2010 to $1.1 billion at March 31, 2011.  The increase is due primarily to increases of certain working capital balances, the result of a small acquisition completed in the first quarter of 2011.  In the Specialty Materials operating segment, assets increased from $900 million at December 31, 2010 to $1.4 billion at March 31, 2011.  The increase is due primarily to the reallocation of certain assets from the Display Technologies operating segment and capital expenditures of approximately $100 million.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers.  In the first quarter of 2011, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 70% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 79% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 31% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 43% of total segment sales.

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

In our 2010 Form 10-K, reported sales in our geographic disclosures from Japan for the year ended December 31, 2010 excluded sales in the amount of approximately $365 million.  Sales in Japan for the three months ended March 31, 2011 and year ended December 31, 2010 were $342 million and $1.1 billion, respectively.

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

OVERVIEW

Our results for the first quarter of 2011 reflected an increase in sales in all of our operating segments when compared to the first quarter of 2010, offset primarily by a decrease in equity earnings from affiliated companies, higher taxes and the absence of the benefit of a favorable change to our estimated liability for asbestos litigation taken in the first quarter of 2010.

Continued robust retail demand in the first quarter of 2011 for portable display devices which utilize our Corning® Gorilla® glass resulted in significantly higher sales in our Specialty Materials segment when compared to the same period last year.  Sales in our Environmental Technologies segment in the first quarter of 2011 reflected increased demand worldwide for automotive and diesel products, compared to the same period last year.  When compared to the first quarter of last year, sales in our Telecommunications segment in the first quarter of 2011 were also higher driven by strength in demand for our fiber-to-the-premise products, optical fiber and cable products, and enterprise networks products.

Equity earnings from Samsung Corning Precision decreased in the first quarter of 2011, driven by price declines and higher tax rates, when compared to the first quarter of last year.  Equity earnings from Dow Corning also decreased in the first quarter when compared to the same period last year, due to the absence of our share of U.S. advanced energy manufacturing tax credits recorded in the first quarter of 2010 and higher raw materials costs.

When compared to the fourth quarter of 2010, results in the first quarter of 2011 primarily reflected an increase in sales in the Specialty Materials, Display Technologies, Telecommunications and Environmental Technologies segments.

Our production facilities located in Japan did not sustain damage or production disruptions as a result of the earthquake which occurred in northern Japan in March, 2011, and our glass-making operations in this area continue to operate normally.  While the supply chain has sustained some short term disruptions due to the earthquake, we feel that the long term market fundamentals remain sound.  We plan to maintain our full production levels at our facilities in Japan even though some of our customers have temporarily curtailed their production schedules.  In doing so, we intend to replenish our LCD glass inventories and provide glass to other geographic regions.  We will continue to closely monitor the market and our customer’s production schedules and capabilities.

Our key priorities for 2011 remain similar to those from previous years:  protect our financial health and invest in the future.  During the first quarter of 2011, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities.
•	Our debt to capital ratio of 10% at March 31, 2011 is down from 11% reported at December 31, 2010.
•	Operating cash flow in the three months ended March 31, 2011 was $573 million.
•
Our cash, cash equivalents and short-term investments balance at March 31, 2011 of $6.3 billion is essentially unchanged from December 31, 2010, and remained well above our debt balance of $2.3 billion.

Index

For the three months ended March 31, 2011, we generated net income of $748 million or $0.47 per share compared to net income of $816 million or $0.52 per share for the same period in 2010.  When compared to the same period last year, the decrease in net income in the first quarter of 2011 was due largely to the following items:

•
Lower equity in earnings from our equity affiliates, Samsung Corning Precision and Dow Corning.  Price declines and higher taxes drove equity earnings lower at Samsung Corning Precision, and the absence of a tax credit taken in 2010 and higher raw materials costs caused equity earnings to decrease at Dow Corning Corporation.

•
The absence of the benefit of a decrease to the asbestos settlement liability of $52 million recorded in the first quarter of 2010, compared to a charge of $5 million for the same period this year.  The net decrease in the first quarter of 2010 was due largely to a change in the terms of the proposed settlement.  For additional information on asbestos litigation, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

•	An increase in our effective tax rate due to the following:
o	The absence of the favorable tax impact from the decision to repatriate earnings from certain foreign subsidiaries in 2010.
o	The expiration of tax holidays in Taiwan.

The decrease in net income for the three months ended March 31, 2011, was offset somewhat by approximately $50 million from the favorable impact of movements in foreign exchange rates and the absence of a $56 million charge for the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits recorded in the first quarter of 2010.

Investing In Our Future
We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems.  Our spending levels for research, development and engineering increased in the first quarter of 2011 when compared to the same period last year, as we remain committed to investing in research, development, and engineering to drive innovation.  We continue to concentrate on technologies for glass substrates for active matrix LCDs, thin sheet glass, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that enable fiber-to-the-premises.  In 2011, we are maintaining our innovation strategy which focuses on opportunities that are adjacent or closely related to our existing capabilities.  These opportunities, which include products such as thin-film photovoltaics for solar applications, leverage existing materials or manufacturing processes with slight modifications.

Capital spending totaled $532 million and $173 million for the three months ended March 31, 2011 and 2010, respectively.  Spending increased in the first quarter of 2011 largely as a result of several multi-year investment plans announced in 2010 which will increase manufacturing capacity in several of our operating segments.  Specifically, the increase in spending in the first quarter of 2011 was driven by construction costs for a LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning® Gorilla® glass in Japan.  We expect our 2011 capital spending to be approximately $2.4 billion to $2.7 billion.  Approximately $1.2 billion to $1.5 billion will be directed toward our Display Technologies segment.

Corporate Outlook
Corning expects significant sales growth in 2011, led by strong demand for our Corning® Gorilla® glass products.  We believe worldwide demand for LCD glass in 2011 will increase from 3.15 billion square feet to approximately 3.5 to 3.7 billion square feet when compared to 2010, driven by continued strength in demand for LCD televisions, computer notebooks, slates and desktop monitors.  Earnings will be negatively impacted by higher taxes due to the absence of the 2010 tax benefits resulting from our repatriation actions, increased income in higher tax rate jurisdictions and tax holiday expirations.  Equity earnings from Samsung Corning Precision will also be impacted by higher taxes in 2011.  Cash flow from operations may decline as we expect lower dividends from equity affiliates.  We will also use more cash for investing activities as we expand our capacity to meet growing demand.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

Index

RESULTS OF OPERATIONS
Selected highlights for the first quarter follow (dollars in millions):

	Three months ended March 31,		% Change

	2011	2010	11 vs. 10

Net sales	$1,923	$1,553	24

Gross margin	$874	$731	20
(gross margin %)	45%	47%

Selling, general and administrative expenses	$250	$235	6
(as a % of net sales)	13%	15%

Research, development and engineering expenses	$156	$145	8
(as a % of net sales)	8%	9%

Restructuring, impairment and other credits	$0	$(2)	*
(as a % of net sales)	0%	0%

Asbestos litigation charge (credit)	$5	$(52)	*
(as a % of net sales)	0%	(3)%

Equity in earnings of affiliated companies	$398	$469	(15)
(as a % of net sales)	21%	30%

Income before income taxes	$862	$913	(6)
(as a % of net sales)	45%	59%

Provision for income taxes	$(114)	$(97)	18
(as a % of net sales)	(6)%	(6)%

Net income attributable to Corning Incorporated	$748	$816	(8)
(as a % of net sales)	39%	53%

* The percentage change calculation is not meaningful.

Net Sales
For the three months ended March 31, 2011, net sales increased in all of our segments when compared to the same period in 2011, with the largest increases occurring in our Specialty Materials and Telecommunications segments.  In the first quarter of 2011, net sales were favorably impacted by $73 million from the movement in foreign exchange rates.

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

Gross Margin
As a percentage of net sales, gross margin for the first quarter of 2011 decreased slightly when compared to the same period last year due primarily to the impact of capacity start-up costs in our Specialty Materials segment.

Index

Selling, General and Administrative Expenses
For the three months ended March 31, 2011, selling, general, and administrative expenses increased by $15 million.  As a percentage of net sales, these expenses for the three months ended March 31, 2011 were lower when compared to the same period last year due to the 24% increase in net sales.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three months ended March 31, 2011, research, development and engineering expenses increased by $11 million when compared to the same period last year.  As a percentage of net sales, these expenses for the three months ended March 31, 2011, were down slightly when compared to the first quarter of 2010 due to the increase in net sales.

Corning’s research, development and engineering expenses are currently focused on baseline research for new business development, as well as on our Display Technologies, Environmental Technologies, Telecommunications and Specialty Materials segments as we strive to capitalize on growth opportunities in those segments.

Asbestos Litigation
In the first quarter of 2011, we recorded a $5 million charge to our asbestos litigation liability compared to a $52 million credit for the same period last year.  The net decrease in the asbestos settlement liability in the three months ended March 31, 2010 was due to a change in the terms of the proposed settlement that reduced the amount of cash expected to be contributed to the settlement.  For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):

	Three months ended March 31,
	2011	2010
Samsung Corning Precision	$299	$350
Dow Corning Corporation	91	112
All other	8	7
Total equity earnings	$398	$469

When compared to the same period last year, equity earnings for the three months ended March 31, 2011, primarily reflected the following:

•
A decline in price of 13% at Samsung Corning Precision, coupled with higher taxes due to the partial expiration of a Korean tax holiday.  Equity earnings for Samsung Corning Precision are explained more fully in the discussion of the performance of our Display Technologies segment.

•
The absence of advanced energy manufacturing tax credits approved by the U.S. government for Dow Corning’s manufacturing expansion projects which support the solar industry.  Corning’s share of these credits was $21 million in the first quarter of 2010.  Additionally, equity earnings were negatively impacted by an increase in raw materials costs.

In the second quarter of 2011, we expect equity earnings to be up when compared to the first quarter of 2011, driven by an increase in volume at Samsung Corning Precision.  Dow Corning’s equity earnings are also expected to be up slightly on significantly higher sales of silicone products, offset by the higher cost of petroleum based materials.

Equity earnings for Samsung Corning Precision for the three months ended March 31, 2011 were favorably impacted by $34 million from movements in foreign exchange rates when compared to the same period last year.  Equity earnings for Dow Corning for the three months ended March 31, 2011 were not significantly impacted from movements in foreign exchange rates when compared to the same period last year.

Index

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Three months ended March 31,

	2011	2010
Royalty income from Samsung Corning Precision	$61	$65
Foreign currency exchange and hedge (losses)/gains, net	(10)	9
Net income attributable to noncontrolling interests	1	1
Other, net	(25)	(11)
Total	$27	$64

Income Before Income Taxes
Income before income taxes for the three months ended March 31, 2011, was positively impacted by $52 million due to movements in foreign exchange rates when compared to the same period last year.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Three months ended March 31,

	2011	2010

Provision for income taxes	$(114)	$(97)
Effective tax rate	13.2%	10.6%

For the three months ended March 31, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies; and
•	The benefit of tax holidays and investment credits in foreign jurisdictions.

For the three months ended March 31, 2010, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of excess foreign tax credits that resulted from the repatriation of current year earnings of certain foreign subsidiaries; and
•
The impact of discrete items including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items increased our effective tax rate by 8.3 percentage points.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Index

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended March 31,
	2011	2010
Net income attributable to Corning Incorporated	$748	$816
Basic earnings per common share	$0.48	$0.52
Diluted earnings per common share	$0.47	$0.52
Shares used in computing per share amounts
Basic earnings per common share	1,565	1,555
Diluted earnings per common share	1,589	1,579

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
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

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):

	Three months ended March 31,		% Change

	2011	2010	11 vs. 10

Net sales	$790	$782	1
Equity earnings of affiliated companies	$294	$344	(15)
Net income	$638	$703	(9)

The slight increase in net sales for the first quarter of 2011 compared to the same period last year reflected an increase in volume of 7% (measured in square feet of glass sold) and the favorable impact of $73 million from movements in foreign exchange rates, offset by price declines of 14%.  Volume gains reflected continued demand for LCD glass driven primarily by strength in consumer demand for LCD televisions, computer notebooks and desktop monitors.  Sales volume in the first quarter of 2011 for this segment was not impacted by the earthquake which occurred in northern Japan in March, 2011.

Index

When compared to same period last year, first quarter equity earnings from Samsung Corning Precision, our equity affiliate in Korea, decreased due to price declines of 13%, higher taxes due to the partial expiration of a Korean tax holiday and a decrease in volume of 1%, slightly offset by the favorable impact of $34 million from movements in foreign exchange rates.

When compared to the first quarter of last year, the decrease in net income in the first quarter of 2011 primarily reflects the impact of price declines and higher tax rates at both our base business and Samsung Corning Precision, offset somewhat by improved manufacturing efficiency and a volume increase in our base business.  Net income of this segment includes royalty income from Samsung Corning Precision which was lower in the first quarter of 2011 when compared to the same period last year, reflecting the decrease in sales volume at Samsung Corning Precision.  A number of Corning’s patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.  Net income in the first quarter of 2011 includes the favorable impact of $62 million from movements in foreign exchange rates when compared to the first quarter of 2010.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan.  For the three months ended March 31, 2011 and 2010, three customers of the Display Technologies segment which individually accounted for more than 10% of segment net sales, accounted for approximately 70% and 71%, respectively, of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  While we are not aware of any significant customer credit issues, our sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

As a result of the earthquake which occurred in Japan in March, 2011, some of our customers have temporarily curtailed their production levels at their panel making facilities.  However, while the supply chain has sustained some short term disruptions due to the earthquake, we feel that the long term market fundamentals remain sound.  As a result, our production facilities in Japan are currently operating at full production levels.  We continue to closely monitor the market and our customer’s production schedules and capabilities.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three months ended March 31, 2011 and 2010, sales to two LCD panel makers located in Korea accounted for 94% and 92%, respectively, of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass market in 2011, measured in square feet of glass, will increase by approximately 11% to 17% when compared to 2010.  We expect industry glass supply and demand to be relatively in balance.  We believe that the long-term drivers of the LCD market will be LCD television growth, driven by increased demand in emerging regions and a faster replacement cycle, as well as continued growth in the personal computer market.

In the second quarter of 2011, we expect volume at our wholly-owned business to decline in the low to mid-teen range sequentially, primarily as a result of lower utilization rates at several customers.  At Samsung Corning Precision, volume is expected to increase in the low to mid-teen range for the quarter, when compared to the first quarter of 2011.  Glass price declines are expected to continue to moderate.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impacts that economic conditions and world political tensions could have on consumer demand.  While the industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Index

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):

	Three months ended March 31,		% Change

	2011	2010	11 vs. 10

Net sales:
Optical fiber and cable	$248	$190	31
Hardware and equipment	226	174	30
Total net sales	$474	$364	30

Net income	$41	$8	413

In the first quarter of 2011, net sales of the Telecommunications segment increased when compared to the same period last year due to higher sales in all of the segment’s product lines, driven by fiber-to-the-premises products, optical fiber and cable products, and enterprise networks products.  Sales of fiber-to-the-premises products increased by $40 million in the first quarter of 2011, when compared to the prior year, driven by initiatives in Canada and Europe.  Movements in foreign exchange rates did not have a significant impact on sales for this segment when compared to the first quarter of 2010.

For the three months ended March 31, 2011, the increase in net income reflected sales increases as described above and the impact of manufacturing cost reduction efforts, offset somewhat by higher operating expenses.  Net income in the first quarter of 2011 was not significantly impacted from movements in foreign exchange rates when compared to the first quarter of 2010.

The Telecommunications segment has a concentrated customer base.  For the three months ended March 31, 2011 and 2010, one customer of the Telecommunications segment represented approximately 12% and 15%, respectively, of total segment sales.

Outlook:
For the second quarter of 2011, we expect sales to be up approximately 20% when compared to the first quarter of 2011 driven by our fiber-to-the-premises products and enterprise network products, as well as from the impact of an acquisition completed in the first quarter of 2011.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):

	Three months ended March 31,		% Change
	2011	2010	11 vs. 10

Net sales:
Automotive	$123	$117	5
Diesel	136	75	81
Total net sales	$259	$192	35

Net income	$29	$11	164

Index

When compared to the previous year, the increase in net sales of this segment for the three months ended March 31, 2011, resulted from higher sales volumes for both automotive and diesel products.  Net sales of automotive products in the first quarter of 2011 reflected an increase in automotive production driven by strong worldwide demand when compared to the same period last year.  Net sales of diesel products in the first quarter of 2011 were higher when compared to the same period last year driven by a significant increase in truck production in the United States and the full implementation of European governmental regulations on light duty diesel vehicles.  Movements in foreign exchange rates did not significantly impact net sales of this segment for the periods presented.

Net income in the three months ended March 31, 2011, was higher due to the improved sales volumes described above, offset somewhat by higher operating expenses.  Movements in foreign exchange rates did not significantly impact the results of this operating segment.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three months ended March 31, 2011 and 2010, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 79% and 84%, respectively, of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the second quarter of 2011, we expect sales of both automotive and diesel products to decline slightly when compared to the first quarter of 2011.

Specialty Materials
The following table provides net sales and net income (loss) for the Specialty Materials segment (in millions):

	Three months ended March 31,		% Change
	2011	2010	11 vs. 10

Net sales	$254	$96	165
Net income (loss)	$8	$(7)	*

*    The percentage change calculation is not meaningful.

Net sales for the three months ended March 31, 2011 increased significantly in the Specialty Materials segment, driven by consumer demand for handheld display devices, slates and notebook computers, as well as for our cover glass for televisions.  Sales of our Corning® Gorilla® glass used in these products have continued to increase as the Company moves to capitalize on market opportunities for this product.  In addition, sales of the segment’s legacy products led by advanced optics products also increased in the first quarter of 2011 when compared to the same period last year.  The increase in net income for the three months ended March 31, 2011 was driven by the increase in sales described above, offset by capacity start-up costs and higher operating expenses put in place to support the rapid growth in demand.  Net income in the first quarter of 2011 includes the unfavorable impact of $5 million from movements in foreign exchange rates when compared to the first quarter of 2010.

In the first quarter of 2011, two customers of this segment accounted for approximately 31% of total segment net sales.  In the first quarter of 2010, three customers of this segment accounted for 33% of total segment net sales.

Outlook:
For the second quarter of 2011, we expect sales of this segment to increase about 20% when compared to the first quarter of 2011 as a result of continued strong Corning® Gorilla® glass performance.

Index

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended March 31,		% Change
	2011	2010	11 vs. 10

Net sales	$144	$118	22
Net income	$15	$17	(12)

Net sales in the first quarter of 2011 increased when compared to the same period last year and largely reflected sales from an acquisition completed in the fourth quarter of 2010, coupled with higher sales in the segment’s existing product lines.  Movements in foreign exchange rates did not have a significant impact on the comparability of sales or operating results for this segment.

For the three months ended March 31, 2011, the slight decrease in net income when compared to the same period last year resulted primarily from integration costs associated with the acquisition completed in the fourth quarter of 2010 and higher petroleum-based materials costs.  Movements in foreign exchange rates did not significantly impact the net income for this operating segment.

For the three months ended March 31, 2011 and 2010, two customers of this segment, which individually accounted for more than 10% of net sales, accounted for 43% and 40%, respectively, of net sales when combined.

Outlook:
For the second quarter of 2011, we expect net sales to be up slightly when compared to the first quarter of 2011.

All Other
All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”

The following table provides net sales and net loss for All Other (in millions):

	Three months ended March 31,		% Change
	2011	2010	11 vs. 10

Net sales	$2	$1	100
Research, development and engineering expenses	$22	$28	(21)
Equity earnings of affiliated companies	$7	$11	(36)
Net loss	$(15)	$(15)

This group is primarily comprised of development projects that involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass.  This segment also includes results for certain corporate investments such as Samsung Corning Precision’s non-LCD glass businesses, Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products, and Corsam, an equity affiliate established between Corning and Samsung Corning Precision to provided glass technology research.  Refer to Note 9 (Investments) for additional information about Samsung Corning Precision and related party transactions.

This segment’s net loss for the three months ended March 31, 2011 was consistent with the same period last year.  The decrease in equity earnings of affiliated companies, driven by Samsung Corning Precision’s non-LCD glass businesses, was offset by lower research, development and engineering expenses for development projects.

Index

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the first quarter of 2011 and 2010:

•	In the first quarter of 2011 there was no significant debt activity.

•	In the first quarter of 2010, we repaid $58 million of debt, which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

Capital Spending
Capital spending totaled $532 million and $173 million for the three months ended March 31, 2011 and 2010, respectively.  Spending increased in the first quarter of 2011 largely as a result of several multi-year investment plans announced in 2010 which will increase manufacturing capacity in several of our operating segments.  Specifically, the increase in spending in the first quarter of 2011 was driven by construction costs for a LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning® Gorilla® glass in Japan.  We expect our 2011 capital spending to be approximately $2.4 billion to $2.7 billion.  Approximately $1.2 billion to $1.5 billion will be directed toward our Display Technologies segment.

Cash Flows
Summary of cash flow data (in millions):

	Three months ended March 31,
	2011	2010
Net cash provided by operating activities	$573	$643
Net cash (used in) provided by investing activities	$(657)	$77
Net cash used in financing activities	$(57)	$(111)

Net cash provided by operating activities decreased by $70 million in the three months ended March 31, 2011, when compared to the same period last year, largely due to lower net income, the decrease in cash from changes in working capital and the negative impact of non-cash items.  These events were partially offset by higher dividend payments from equity affiliates and cash received from our insurance carriers for the remainder of our settlement for business interruption and property damage claims for events occurring in 2009.

Net cash used in investing activities was higher in the first quarter of 2011 when compared to the first quarter of 2010 due to an increase in capital spending and an acquisition completed in the first quarter of 2011.  Capital spending in the three months ended March 31, 2010 was driven primarily by capacity projects to support growth in demand in our Display Technologies and Specialty Materials segments.

Net cash used in financing activities in the first quarter of 2011 was lower than the same period last year driven primarily by an increase in proceeds received from the exercise of stock options and lower debt repayments, offset somewhat by the repayment of a capital lease.

Customer Deposits
Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates.  The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods.  Between 2004 and 2007, we received a total of $937 million for customer deposit agreements.  We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements.  During the three months ended March 31, 2011 and 2010, we issued $7 million and $30 million, respectively, in credit memoranda.  Refer to Note 12 (Customer Deposits) to the consolidated financial statements for additional information.

Index

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):

	As of March 31, 2011	As of December 31, 2010

Working capital	$7,143	$6,873
Working capital, excluding cash, cash equivalents, and short-term investments	$840	$523
Current ratio	4.8:1	4.5:1
Trade accounts receivable, net of allowances	$1,107	$973
Days sales outstanding	52	50
Inventories	$841	$738
Inventory turns	5.2	5.4
Days payable outstanding (1)	47	42
Long-term debt	$2,245	$2,262
Total debt to total capital	10%	11%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2010 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook
Last Update

Fitch	BBB+	Positive
May 17, 2010

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
February 19, 2010

Management Assessment of Liquidity
We ended the first quarter of 2011 with approximately $6.3 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At March 31, 2011, about half of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside of the U.S. are available for repatriation, subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.  In the fourth quarter of 2010, we repatriated to the U.S. approximately $1.1 billion of 2010 earnings from certain foreign subsidiaries.  We expect previously accumulated non-U.S. cash balances will remain outside of the U.S.  In addition to the cash repatriated in 2010, we expect that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for the three months ended March 31, 2011 and 2010 were not significant.  Volatility in financial markets may limit Corning’s access to capital markets, constrain issuance amounts available to Corning, and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning.  Still, from time to time, we may issue debt, the proceeds of which may be used to refinance debt maturities and for general corporate purposes.

Index

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

Our major source of funding for the remainder of 2011 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.  Corning also has access to a $1.0 billion unsecured committed revolving line of credit through December 2015.  The credit agreement includes two financial covenants:  a leverage ratio and an interest coverage ratio.  At March 31, 2011 and December 31, 2010, we were in compliance with both financial covenants.

The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At March 31, 2011 and December 31, 2010, our leverage using this measure was 10% and 11%, respectively.  The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times.  At March 31, 2011 and December 31, 2010, our interest coverage ratio using this measure was 41.4 times and 40.2 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument.  As of March 31, 2011, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2010 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2010 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2010 Form 10-K and remain unchanged through the first quarter of 2011.  For certain items, additional details are provided below.

Impairment of Assets Held for Use

We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified.  We review our long-lived assets in each quarter in which impairment indicators are present.  We must exercise judgment in assessing whether an event of impairment has occurred.

Index

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

As of March 31, 2011 and December 31, 2010, we have not identified any instances where the carrying values of our long-lived assets were not recoverable. At March 31, 2011 and December 31, 2010, the fair market value of precious metals was higher than our carrying value by $442 million and $415 million, respectively.  Currently these precious metal assets, primarily in the Display Technologies and Specialty Materials segments, are recoverable as part of their asset groupings. There is the potential for impairment in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products of the Display Technologies and Specialty Materials segments or a significant decrease in its profitability.

Variable Interest Entities

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

The Company has interests in certain unconsolidated entities.  These investments are evaluated periodically to determine if they qualify as variable interest entities and whether Corning is a primary beneficiary for any of those qualifying interests.  While management believes the assumptions used in these evaluations are appropriate, changes in these judgments or estimates could affect Corning’s results.

None of these entities is considered significant to Corning’s consolidated financial statements.

NEW ACCOUNTING STANDARDS

At March 31, 2011, there are no recently issued accounting standards that will have a material impact on Corning when adopted in a future period.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2011, and December 31, 2010, Corning had accrued approximately $29 million (undiscounted) and $30 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Index

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic, and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Euro, and Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
-	loss of significant customers;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	changes in tax laws and regulations;
-	changes in accounting rules and standards;
-	the potential impact of legislation, government regulations, and other government action;
-	potential liability for losses not covered by, or in excess of, insurance;
-	temporary idling of capacity;
-	the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits;
-	restructuring actions and charges; and
-	other risks detailed in Corning’s SEC filings.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2010 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2010 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2011, and December 31, 2010, Corning had accrued approximately $29 million (undiscounted) and $30 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of March 31, 2011, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $3 million.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of March 31, 2011, Dow Corning has estimated the liability to commercial creditors to be within the range of $82 million to $270 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $82 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim was based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  Based on settlement negotiations, Dow Corning had estimated that the most likely outcome would result in payment to the LMI Claimants in a range of $10 million to $20 million.  As of March 31, 2011, Dow Corning and the LMI Claimants have reached an agreement to settle the claim for an amount within that range.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Index

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

Index

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

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater.  Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site.  Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed as to Corning.  The second case was dismissed by the Court on August 12, 2009.  On November 17, 2009, the Court denied plaintiff’s request to file an amended complaint.  On December 14, 2009, plaintiff gave notice of its appeal of the District Court’s opinion and order dismissing its case to the U.S. Court of Appeals for the Seventh Circuit.  On November 10, 2010, the Court of Appeals reversed the District Court and reinstated the case.  At a February 3, 2011 status conference, the District Court set a date for responses to plaintiff’s complaint.  On March 7, 2011, Corning filed a motion to dismiss the complaint.

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

Supply Disputes. In February 2010, Corning received notification from one of the indirect customers for products sold by the Environmental Technologies segment seeking reassurance from Corning that Corning would honor certain supply obligations regarding the supply of catalytic converter substrates and objecting to a proposed allocation of such products that might affect that customer.  Corning has discussed these issues with this and other indirect and direct customers of its Environmental Technologies segment and believes these matters have been successfully resolved however additional reassurances of supply have been sought by the indirect and direct customers for diesel products made by the division and Corning continues to discuss an appropriate resolution of those matters with those customers.

Index

Chinese Antidumping Investigation.  On April 22, 2010, the Chinese Ministry of Commerce initiated an antidumping investigation against manufacturers of optical fiber based in the U.S. and the European Union, alleging that standard single-mode optical fiber was sold in China at lower prices than in the respective home country.  This matter does not present a claim for damages, but the Ministry may prospectively impose additional duties on imported fiber products.  On April 21, 2011, the Chinese authorities issued a final decision finding a dumping margin of approximately 5.4% on certain optical fiber imported by Corning into China, having previously rejected Corning’s arguments against the imposition of such duties.  Corning is considering further actions in light of this finding.

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

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2010 Form 10-K for the year ended December 31, 2010 which could materially impact our business, financial condition or future results.  Risks disclosed in our 2010 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal first quarter of 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2) or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2) or Program
January 1-31, 2011	10,501	$20.37	0	$0
February 1-28, 2011	97,276	$18.34	0	$0
March 1-31, 2011	906	$20.71	0	$0
Total	108,683	$18.56	0	$0

(1)
This column reflects the following transactions during the fiscal first quarter of 2011:  (i) the deemed surrender to us of 8,250 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and  (ii) the surrender to us of 100,433 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
During the quarter ended March 31, 2011, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

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

Corning Incorporated
(Registrant)

April 29, 2011	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

April 29, 2011	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Index