Form 10-Q
period 2011-06-30
CORNING INC /NY
filed 2011-07-29
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2011
Corning’s Common Stock, $0.50 par value per share	1,571,122,671 shares

Index

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$2,005	$1,712	$3,928	$3,265
Cost of sales	1,116	885	2,165	1,707

Gross margin	889	827	1,763	1,558

Operating expenses:
Selling, general and administrative expenses	284	246	534	481
Research, development and engineering expenses	172	144	328	289
Amortization of purchased intangibles	4	2	7	4
Restructuring, impairment and other credits (Note 2)				(2)
Asbestos litigation charge (credit) (Note 3)	5	5	10	(47)

Operating income	424	430	884	833

Equity in earnings of affiliated companies (Note 9)	428	474	826	943
Interest income	5	2	9	5
Interest expense	(22)	(26)	(49)	(52)
Other income, net (Note 1)	43	64	70	128

Income before income taxes	878	944	1,740	1,857
Provision for income taxes (Note 5)	(123)	(31)	(237)	(128)

Net income attributable to Corning Incorporated	$755	$913	$1,503	$1,729

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.48	$0.59	$0.96	$1.11
Diluted (Note 6)	$0.47	$0.58	$0.95	$1.09

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	June 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$4,609	$4,598
Short-term investments, at fair value (Note 7)	1,748	1,752
Total cash, cash equivalents and short-term investments	6,357	6,350
Trade accounts receivable, net of doubtful accounts and allowances - $24 and $20	1,252	973
Inventories (Note 8)	917	738
Deferred income taxes (Note 5)	439	431
Other current assets	364	367
Total current assets	9,329	8,859

Investments (Note 9)	5,029	4,372
Property, net of accumulated depreciation - $6,824 and $6,420 (Note 10)	9,755	8,943
Goodwill and other intangible assets, net (Note 11)	883	716
Deferred income taxes (Note 5)	2,679	2,790
Other assets	150	153

Total Assets	$27,825	$25,833

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$26	$57
Accounts payable	1,052	798
Other accrued liabilities (Notes 3 and 12)	1,005	1,131
Total current liabilities	2,083	1,986

Long-term debt (Note 4)	2,248	2,262
Postretirement benefits other than pensions	886	913
Other liabilities (Notes 3 and 12)	1,302	1,246
Total liabilities	6,519	6,407

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,634 million and 1,626 million	817	813
Additional paid-in capital	12,989	12,865
Retained earnings	8,227	6,881
Treasury stock, at cost; Shares held: 66 million and 65 million	(1,242)	(1,227)
Accumulated other comprehensive income (Note 17)	464	43
Total Corning Incorporated shareholders’ equity	21,255	19,375
Noncontrolling interests	51	51
Total equity	21,306	19,426

Total Liabilities and Equity	$27,825	$25,833

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$1,503	$1,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	458	412
Amortization of purchased intangibles	7	4
Asbestos litigation charges (credits)	10	(47)
Restructuring, impairment and other credits		(2)
Cash received from settlement of insurance claims	66
Stock compensation charges	45	55
Earnings of affiliated companies in excess of dividends received	(437)	(658)
Deferred tax provision	96	10
Restructuring payments	(13)	(50)
Credits issued against customer deposits	(14)	(68)
Employee benefit payments less than (in excess of) expense	68	(28)
Changes in certain working capital items:
Trade accounts receivable	(243)	(193)
Inventories	(143)	(62)
Other current assets	(42)	40
Accounts payable and other current liabilities, net of restructuring payments	(43)	1
Other, net	(199)	172
Net cash provided by operating activities	1,119	1,315

Cash Flows from Investing Activities:
Capital expenditures	(1,026)	(309)
Acquisition of business, net of cash received	(148)
Net proceeds from sale or disposal of assets	1
Short-term investments – acquisitions	(1,845)	(894)
Short-term investments – liquidations	1,852	894
Other, net	4	2
Net cash used in investing activities	(1,162)	(307)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(12)	(61)
Principal payments under capital lease obligations	(32)
Proceeds from issuance of common stock, net		15
Proceeds from the exercise of stock options	73	29
Dividends paid	(158)	(156)
Net cash used in financing activities	(129)	(173)
Effect of exchange rates on cash	183	(162)
Net increase in cash and cash equivalents	11	673
Cash and cash equivalents at beginning of period	4,598	2,541

Cash and cash equivalents at end of period	$4,609	$3,214

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Royalty income from Samsung Corning Precision	$64	$66	$125	$131
Foreign currency exchange and hedge (losses)/gains, net	(7)	3	(17)	12
Net loss attributable to noncontrolling interests		1	1	2
Other, (losses) net	(14)	(6)	(39)	(17)
Total	$43	$64	$70	$128

New Accounting Standards

In May, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In June, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income.  This statement is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted and the amendments in this update will be applied retrospectively.  Corning does not expect the adoption of the standard to have a material impact to its consolidated results of operations and financial condition.

Index

2.      Restructuring, Impairment and Other Charges (Credits)

2011 Activities

	Reserve at January 1, 2011	Cash payments	Reserve at June 30, 2011
Restructuring:
Employee related costs	$15	$(11)	$4
Other charges (credits)	12	(2)	10
Total restructuring activity	$27	$(13)	$14

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

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  In 2003, a plan was agreed to by various parties (the 2003 Plan), but, on December 21, 2006, the Bankruptcy Court issued an order denying the confirmation of that 2003 Plan.  On January 29, 2009, an amended plan of reorganization (the Amended PCC Plan) – which addressed the issues raised by the Court when it denied confirmation of the 2003 Plan – was filed with the Bankruptcy Court.

Index

The proposed resolution of PCC asbestos claims under the Amended PCC Plan would have required Corning to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and to contribute a fixed series of payments, recorded at present value.  Corning would have had the option to use its shares rather than cash to make these payments, but the liability would have been fixed by dollar value and not the number of shares.  The Amended PCC Plan would, originally, have required Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.  Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each.  In return, Corning would relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions.

On June 16, 2011, the Court entered an Order denying confirmation of the Amended PCC Plan.  The Court’s memorandum opinion accompanying the order rejected some objections to the Amended PCC Plan and made suggestions regarding modifications to the Amended PCC Plan that would allow the Plan to be confirmed.  Corning and other parties have filed a motion for reconsideration, objecting to certain points of this order, and that motion is currently scheduled to be heard in September 2011.  Corning is also considering the submission, possibly jointly with other relevant parties, of specific plan modifications suggested in the Court’s opinion.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $644 million at June 30, 2011, compared with an estimate of the liability of $633 million at December 31, 2010.  In the three and six months ended June 30, 2011, Corning recorded asbestos litigation expense of $5 million and $10 million, respectively.  In the three months and six months ended June 30, 2010, Corning recorded asbestos litigation expense of $5 million and $7 million, respectively.  In addition, during the first quarter of 2010, Corning recorded a $54 million credit to the asbestos litigation reserve related to the change in terms of the proposed settlement of the PCC asbestos claims.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

Even if further modifications are made to the Amended PCC Plan to address the issues raised in the Court’s June 16 opinion, that Plan would still be subject to a number of contingencies.  Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions that may not be achieved.  The approval of the (further modified) Amended PCC Plan by the Bankruptcy Court would not be certain and would face potential objections by some parties.  If the modified Amended PCC Plan were approved by the Bankruptcy Court, that approval would be subject to appeal.  For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters.  The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur.  Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

As of June 30, 2011 and December 31, 2010, contingent guarantees totaled a notional value of $187 million and $230 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $324 million and $408 million, at June 30, 2011 and December 31, 2010, respectively.

Product warranty liability accruals were $25 million at June 30, 2011 and $24 million at December 31, 2010.

Corning is a defendant in various lawsuits, including environmental litigation, product-related suits, the Dow Corning and PCC matters, and is subject to various claims which arise in the normal course of business.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2011, and December 31, 2010, Corning had accrued approximately $30 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.4 billion at June 30, 2011 and December 31, 2010.

Second Quarter
In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $620 million when translated to United States dollars.  Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”).  Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due five years from the date of the first advance.

First Quarter
In the first quarter of 2010, Corning repaid $58 million of debt which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

Index

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Provision for income taxes	$(123)	$(31)	$(237)	$(128)
Effective tax rate	14.0%	3.3%	13.6%	6.9%

For the three months ended June 30, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
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

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.3 and 6.3 percentage points for the three months ended June 30, 2011 and 2010, respectively.  The impact of the tax holidays on our effective tax rate is a reduction in the rate of 1.4 and 5.5 percentage points for the six months ended June 30, 2011 and 2010, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Under US GAAP, a deferred tax liability should be recorded for any book basis greater than tax basis in a foreign subsidiary attributable to unremitted book earnings under the presumption that such earnings will ultimately be distributed and that such distribution would be subject to additional tax at the parent company level.  However, such presumption is rebuttable and no tax would be accrued to the extent the temporary difference is not expected to reverse in the foreseeable future because the unremitted foreign earnings are expected to be reinvested indefinitely.

As required by US GAAP, Corning completes an annual detailed analysis to determine the extent to which its foreign unremitted earnings are indefinitely reinvested considering various factors including the following:
•	U.S. cash needs and liquidity;
•	International working capital, debt service and capital expansion needs;
•	Local regulatory, statutory or other legally enforceable restrictions on the distribution of foreign subsidiary and affiliate earnings;
•	Foreign joint venture agreement limitations on distributions; and
•	The current and/or future tax costs associated with repatriation including potential legislative changes that could impact such costs.

Index

Quarterly, Corning updates its analysis for material changes.

In the quarter ended March 31, 2010, Corning included in the computation of its estimated annual effective tax rate a tax benefit of $265 million related to an expected fourth quarter repatriation of $1.1 billion of 2010 foreign earnings.  The repatriated earnings represented a portion of the current year earnings of certain foreign subsidiaries and affiliates located in Asia and thus were not previously permanently reinvested.

There were two factors influencing Corning’s decision to consider repatriating these 2010 earnings.  One was Corning’s decision, as announced early in 2010, to pursue acquisitions which were expected to require cash to be available in the U.S. in excess of amounts expected to be generated from domestic sources.  The second factor was proposed federal tax legislation which, if enacted, could significantly increase the tax cost of repatriation after 2010.  Because there had been no change in our longer term international capital expansion plans as of the first quarter, our intent to indefinitely reinvest foreign earnings accumulated through the year ended December 31, 2009 was not changed by these factors.

As of the year ended December 31, 2010, Corning had $8.9 billion of foreign unremitted earnings that it intends to keep indefinitely reinvested.  It is not practical to calculate the unrecognized deferred tax liability on those earnings with reasonable accuracy.

Of this amount nearly 70% consists of:
•	Non-liquid operating assets or short term liquidity required to meet current international working capital needs; and
•	SCP or other joint venture unremitted earnings that require a joint determination with our partners to remove any indefinitely reinvested representation.

Additionally, in the third quarter of 2010, Corning announced a significant multi-year investment plan that was expected to result in 2011 capital investment of $2.4 billion to $2.7 billion, the substantial majority of which would be spent internationally and would include over the term of the plan: $800 million for additional LCD capacity in China; capacity expansion for Eagle XG LCD glass and Corning® Gorilla® Glass in Asia; expansion of automotive substrate facilities in China and Germany; and a new manufacturing and distribution center in China for our Life Sciences businesses.  These factors in addition to the fact that Corning has sufficient access to funds in the U.S. to fund currently anticipated domestic needs result in our ability and intent to indefinitely reinvest our foreign unremitted earnings of $8.9 billion as of December 31, 2010.

Index

6.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended June 30,
	2011			2010
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$755	1,568	$0.48	$913	1,558	$0.59

Effect of dilutive securities:
Stock options and other dilutive securities		23			23

Diluted earnings per common share	$755	1,591	$0.47	$913	1,581	$0.58

	Six months ended June 30,
	2011			2010
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$1,503	1,566	$0.96	$1,729	1,557	$1.11

Effect of dilutive securities:
Stock options and other dilutive securities		24			23

Diluted earnings per common share	$1,503	1,590	$0.95	$1,729	1,580	$1.09

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	26	42	48	46

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Bonds, notes and other securities:
U.S. government and agencies	$1,733	$1,734	$1,737	$1,737
Other debt securities	5	11	11	15
Total short-term investments	$1,738	$1,745	$1,748	$1,752
Asset-backed securities	$61	$64	$41	$45
Total long-term investments	$61	$64	$41	$45

Index

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

The following table summarizes the maturities at market value of available-for-sale securities at June 30, 2011 (in millions):
Less than one year	$1,385
Due in 1-5 years	352
Due in 5-10 years	0
Due after 10 years (1)	52
Total	$1,789

(1)	Includes $41 million of asset-based securities that mature over time and are being reported at their final maturity dates.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 (in millions):
		June 30, 2011
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$41	$(20)	$41	$(20)
Total long-term investments	22	$41	$(20)	$41	$(20)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2010
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$45	$(20)	$45	$(20)
Total long-term investments	22	$45	$(20)	$45	$(20)

(1)	Unrealized losses in securities less than 12 months were not significant.

Gross realized gains and losses for the three and six months ended June 30, 2011 and 2010 were not significant.

A reconciliation of the changes in credit losses recognized in earnings for the six months ended June 30, 2011 and June 30, 2010 (in millions):
	2011	2010
Beginning balance of credit losses, January 1	$ 4	$ 2
Additions for credit losses not previously recognized in earnings	0	0
Balance of credit losses, March 31	$ 4	$ 2
Additions for credit losses not previously recognized in earnings	1	1
Ending balance of credit losses, June 30	$ 5	$ 3

Index

The $5 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance.  These credit losses are limited to asset-backed securities in our investment portfolio.

As of June 30, 2011 and December 31, 2010, for securities that have credit losses, an other than temporary impairment loss of $16 million and $16 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled $1.9 billion and $0.9 billion for the six months ended June 30, 2011 and 2010, respectively.

8.      Inventories

Inventories comprise the following (in millions):
	June 30, 2011	December 31, 2010
Finished goods	$277	$208
Work in process	211	207
Raw materials and accessories	237	155
Supplies and packing materials	192	168
Total inventories	$917	$738

9.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)	June 30, 2011	December 31, 2010
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.	50%	$3,519	$2,943
Dow Corning Corporation	50%	1,243	1,186
All other	20-50%	264	240
		5,026	4,369
Other investments		3	3
Total		$5,029	$4,372

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Related Party Transactions:
Corning sales to affiliated companies	$6	$6	$12	$11
Corning purchases from affiliated companies	$19	$14	$56	$39
Corning transfers of assets, at cost, to affiliated companies	$27	$34	$61	$61
Dividends received from affiliated companies	$69	$57	$389	$285
Royalty income from affiliated companies	$66	$67	$127	$132
Corning services to affiliates	$13	$8	$21	$15

As of June 30, 2011, balances due to and due from affiliates were $27 million and $103 million, respectively.  As of December 31, 2010, balances due to and due from affiliates were $7 million and $101 million, respectively.

Index

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

Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Statement of Operations:
Net sales	$1,209	$1,208	$2,350	$2,406
Gross profit	$892	$928	$1,747	$1,853
Net income attributable to Samsung Corning Precision	$638	$715	$1,248	$1,416
Corning’s equity in earnings of Samsung Corning Precision	$325	$358	$624	$708

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$11	$3	$41	$21
Dividends received from Samsung Corning Precision			$205	$173
Royalty income from Samsung Corning Precision	$64	$66	$125	$131
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$27	$34	$61	$61

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

Corning owns 50% of Samsung Corning Precision.  Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

As of June 30, 2011, balances due from Samsung Corning Precision were $33 million and balances due to Samsung Corning Precision were $24 million.  As of December 31, 2010, balances due from Samsung Corning Precision were $29 million and balances due to Samsung Corning Precision were $5 million.

In April 2011, Korean tax authorities completed a tax audit of Samsung Corning Precision.  They issued a pre-assessment tax notice of approximately $48 million for an asserted underpayment of withholding tax on dividends.  Samsung Corning Precision and Corning are appealing this matter and believe we will maintain our position when all available appeal remedies have been exhausted.

Additionally, the Korean Board of Audit and Inspection (the “BOAI”) has recently initiated a review of tax exemptions previously granted to Samsung Corning Precision by the National Tax Service.  The BOAI has the authority to reverse part or all of the tax exemption granted at which time the decision may be appealed.  We believe that SCP should sustain its entire tax exemption.  SCP is unable to make a reasonable estimate of additional tax that could potentially result from the BOAI review.

Index

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning).  After the transaction, Corning retained its 50% interest in Samsung Corning Precision.  Prior to their merger, Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement).  The lawsuit is pending in the courts of South Korea.  Under the Agreement, it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc.  In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach.  On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum.  The ruling was appealed.  On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation.  On January 11, 2011, the Appellate Court ordered the Samsung Affiliates to pay 600 billion won in principal and 20 billion won in delayed interest to SGI and Creditors.  Samsung promptly paid those amounts, which approximated $550 million when translated to United States dollars, from a portion of an escrow account established upon completion of SLI’s initial public offering (“IPO”) on May 7, 2010.  On February 7, 2011, the Samsung Affiliates appealed the Appellate Court’s ruling to the Supreme Court of Korea and the appeal is currently in progress.  Samsung Corning Precision has not contributed to any payment related to these disputes, and has concluded that no provision for loss should be reflected in its financial statements.  Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

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

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Statement of Operations:
Net sales	$1,668	$1,545	$3,247	$2,898
Gross profit	$533	$554	$1,072	$1,060
Net income attributable to Dow Corning	$191	$221	$370	$439
Corning’s equity in earnings of Dow Corning	$95	$111	$186	$223

Related Party Transactions:
Corning purchases from Dow Corning	$6	$10	$12	$15
Dividends received from Dow Corning	$65	$55	$180	$111

Amounts owed to Dow Corning totaled $2 million as of June 30, 2011.  At December 31, 2010, amounts owed to Dow Corning were not significant.

Index

At June 30, 2011, Dow Corning’s marketable securities included approximately $276 million of auction rate securities, net of a temporary impairment of $16 million.  As a result of the temporary impairment, unrealized losses of $12 million, net of $4 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet.  Corning’s share of this unrealized loss was $6 million and is included in Corning’s accumulated other comprehensive income.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of June 30, 2011, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $3.0 million.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of June 30, 2011, Dow Corning has estimated the liability to commercial creditors to be within the range of $83 million to $274 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $83 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim was based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  Based on settlement negotiations, Dow Corning had estimated that the most likely outcome would result in payment to the LMI Claimants in a range of $10 million to $20 million.  As of June 30, 2011, Dow Corning and the LMI Claimants have reached an agreement to settle the claim for an amount within that range.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Index

Pittsburgh Corning Corporation (PCC)
Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation which is a component of the Company’s proposed settlement for asbestos litigation.  At June 30, 2011 and December 31, 2010, the fair value of PCE significantly exceeded its carrying value of $141 million and $129 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania on April 16, 2000.  At that time, Corning determined that it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other-than-temporarily impaired.  As a result, we reduced our investment in PCC to zero.  Refer to Note 3 (Commitments and Contingencies) for additional information about PCC and PCE.

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

10.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	June 30, 2011	December 31, 2010
Land	$108	$105
Buildings	3,729	3,692
Equipment	11,372	10,744
Construction in progress	1,370	822
	16,579	15,363
Accumulated depreciation	(6,824)	(6,420)
Total	$9,755	$8,943

In the three months ended June 30, 2011 and 2010, interest costs capitalized as part of property, net, were $10 million and $3 million, respectively.  In the six months ended June 30, 2011 and 2010, interest costs capitalized as part of property, net, were $17 million and $8 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At June 30, 2011 and December 31, 2010, the recorded value of precious metals totaled $2.2 billion and $2.0 billion, respectively.  Depletion expense for precious metals in the three months ended June 30, 2011 and 2010 totaled $6 million and $3 million, respectively.  Depletion expense for precious metals in the six months ended June 30, 2011 and 2010 totaled $10 million and $6 million, respectively.

Index

11.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the six months ended June 30, 2011 is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2010	$118	$9	$150	$260	$537
Acquired goodwill (1)	91				91
Foreign currency translation adjustment				4	4
Balance at June 30, 2011	$209	$9	$150	$264	$632

(1)  The Company recorded goodwill associated with a small acquisition completed in the first quarter of 2011.

Corning’s gross goodwill balances for the periods ended June 30, 2011 and December 31, 2010 were $7.1 billion and $7.0 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended June 30, 2011 and December 31, 2010, and were generated entirely through goodwill impairments related to the Telecommunications segment.

Other intangible assets are as follows (in millions):
	June 30, 2011			December 31, 2010
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names (1)	$229	$129	$100	$205	$124	$81
Non-competition agreements (2)				97	94	3
Customer lists and other (1)	163	12	151	98	3	95

Total	$392	$141	$251	$400	$221	$179

(1)	The Company recorded identifiable intangible assets associated with a small acquisition completed in the first quarter of 2011.
(2)	Certain intangible assets were fully amortized as of June 30, 2011.

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.

Amortization expense related to these intangible assets is estimated to be $14 million for 2011 and $15 million thereafter.

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

Index

During the three and six months ended June 30, 2011, we issued $7 million and $14 million, respectively, in credit memoranda.  During the three and six months ended June 30, 2010, we issued $38 million and $68 million, respectively, in credit memoranda.  Customer deposit liabilities were $14 million and $27 million at June 30, 2011 and December 31, 2010, respectively, which are recorded in the current portion of other accrued liabilities in our consolidated balance sheets.  Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen-U.S. dollar exchange rate.

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

13.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$13	$11	$27	$23	$4	$4	$8	$7
Interest cost	39	38	77	77	12	12	24	25
Expected return on plan assets	(40)	(42)	(81)	(84)
Amortization of net loss	19	12	37	25	4	5	9	9
Amortization of prior service cost	2	3	4	5	(2)	(3)	(3)	(4)
Total pension and postretirement benefit expense	$33	$22	$64	$46	$18	$18	$38	$37

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

Index

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

The amount of hedge ineffectiveness at June 30, 2011 and at December 31, 2010 was insignificant.

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At June 30, 2011, the amount of net losses expected to be reclassified into earnings within the next 12 months is $20 million.

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

Index

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments for June 30, 2011 and December 31, 2010 (in millions):
			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2011	2010		2011	2010		2011	2010

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 373	$ 602	Other current assets	$ 3	$4	Other accrued liabilities	$ (23)	$ (33)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$2,749	$2,946	Other current assets	$19	$1	Other accrued liabilities	$ (64)	$(122)
						Other liabilities	$ (24)	$ (45)

Total derivatives	$3,122	$3,548		$22	$5		$(111)	$(200)

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and six months ended June 30, 2011 (in millions):
	Gain/(loss) recognized in OCI		Gain/(loss) reclassified from accumulated OCI			Gain/(loss) related to ineffectiveness
Derivatives in hedging relationships	Three months ended June 30, 2011	Six months ended June 30, 2011	Location	Three months ended June 30, 2011	Six months ended June 30, 2011	Location	Three months ended June 30, 2011	Six months ended June 30, 2011

Cash flow hedges
			Cost of sales	$(2)	$ (4)

Foreign exchange contracts	$(1)	$(19)	Royalties	$(7)	$(14)	Other income, net	$0	$0

Total cash flow hedges	$(1)	$(19)		$(9)	$(18)		$0	$0

Net investment hedges
Foreign denominated debt	$ 0	$ 0

Total net investment hedges	$ 0	$ 0

			Gain/(loss) recognized in income
Undesignated derivatives			Location	Three months ended June 30, 2011	Six months ended June 30, 2011

Foreign exchange contracts			Other income, net	$(10)	$133

Total undesignated				$(10)	$133

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and six months ended June 30, 2010 (in millions):
	Gain/(loss) recognized in OCI		Gain/(loss) reclassified from accumulated OCI			Gain/(loss) related to ineffectiveness
Derivatives in hedging relationships	Three months ended June 30, 2010	Six months ended June 30, 2010	Location	Three months ended June 30, 2010	Six months ended June 30, 2010	Location	Three months ended June 30, 2010	Six months ended June 30, 2010

Cash flow hedges
			Cost of sales	$3	$5

Foreign exchange contracts	$(11)	$(6)	Royalties	$2	$4	Other income, net	$0	$0

Total cash flow hedges	$(11)	$(6)		$5	$9		$0	$0

Net investment hedges
Foreign denominated debt	$ 0	$ 2

Total net investment hedges	$ 0	$ 2

			Gain/(loss) recognized in income
Undesignated derivatives			Location	Three months ended June 30, 2010	Six months ended June 30, 2010

Foreign exchange contracts			Other income, net	$(90)	$(91)

Total undesignated				$(90)	$(91)

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of June 30, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,748	$1,737	$11 (1)
Other current assets (2)	$ 22		$22
Non-current assets:
Other assets	$ 41		$41

Current liabilities:
Other accrued liabilities (2)	$ 87		$87
Non-current liabilities:
Other liabilities (2)	$ 24		$24

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,752	$1,737	$ 15 (1)
Other current assets (2)	$ 5		$ 5
Non-current assets:
Other assets	$ 45		$ 45

Current liabilities:
Other accrued liabilities (2)	$ 155		$155
Non-current liabilities:
Other liabilities (2)	$ 45		$ 45

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

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

Index

Share-based compensation cost was approximately $22 million and $26 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $45 million and $55 million for the six months ended June 30, 2011 and 2010, respectively.  Amounts for all periods presented included (1) employee stock options, (2) time-based restricted stock and restricted stock units, and (3) performance-based restricted stock and restricted stock units.  On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010.  Compensation expense for the WESPP is included in periods ended prior to April 1, 2010.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the Stock Option Plans for the six months ended June 30, 2011:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2010	72,461	$16.22
Granted	5,165	21.26
Exercised	(6,498)	11.34
Forfeited and Expired	(3,501)	40.96
Options Outstanding as of June 30, 2011	67,627	15.79	5.10	287,128
Options Exercisable as of June 30, 2011	53,750	15.50	4.24	252,076

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2011, there was approximately $48 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $25 million and $29 million for the six months ended June 30, 2011 and 2010, respectively, and approximately $13 million and $14 million for the three months ended June 30, 2011 and 2010, respectively.

Proceeds received from the exercise of stock options were $73 million and $29 million for the six months ended June 30, 2011 and 2010, respectively, and $9 million and $8 million for the three months ended June 30, 2011 and 2010, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the six months ended June 30, 2011 and 2010 was approximately $68 million and $32 million, respectively, and $6 million and $10 million for the three months ended June 30, 2011 and 2010, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not recognized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

Corning used a binomial lattice model to estimate the fair values of stock option grants through December 31, 2009.  Effective January 1, 2010, Corning began using a multiple-point Black-Scholes model to estimate the fair value of stock option grants.  The financial impact of the change in valuation models is insignificant.

Index

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected volatility	47-48%	49%	47-48%	48-49%
Weighted-average volatility	47%	49%	47-48%	49%
Expected dividends	1.06%	1.21%	1.1%	1.21-1.40%
Risk-free rate	1.9-2.4%	2.2-2.7%	1.9-2.7%	2.2-3.2%
Average risk-free rate	2.4%	2.6%	2.4-2.6%	2.6-3.2%
Expected term (in years)	5.1-6.7	5.1-6.5	5.1-6.7	5.1-6.5
Pre-vesting departure rate	0.4-3.9%	1.4-3.6%	0.4-3.9%	1.4-3.6%

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

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.  Shares under the Incentive Stock Plan are granted at the market price on the grant date, contingently vest over a period of 1 to 10 years, and have contractual lives of 1 to 10 years.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2010, and changes during the six months ended June 30, 2011:
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Non-vested shares at December 31, 2010	3,698	$18.33
Granted	1,301	19.79
Vested	(409)	22.03
Forfeited	(258)	23.42
Non-vested shares at June 30, 2011	4,332	18.11

Index

As of June 30, 2011, there was approximately $34 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $16 million and $15 million for the six months ended June 30, 2011 and 2010, respectively, and $7 million and $9 million for the three months ended June 30, 2011 and 2010, respectively.

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

The following table represents a summary of the status of the Company’s non-vested performance-based restricted stock and restricted stock units as of December 31, 2010, and changes during the six months ended June 30, 2011:
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Non-vested restricted stock and restricted stock units at December 31, 2010	6,072	$ 9.24
Granted
Vested	(605)	14.37
Forfeited and cancelled	(226)	8.67
Non-vested restricted stock and restricted stock units at June 30, 2011	5,241	8.67

As of June 30, 2011, there was approximately $6 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1 year.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $4 million and $9 million for the six months ended June 30, 2011 and 2010, respectively, and $2 million and $3 million for the three months ended June 30, 2011 and 2010, respectively.

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

Index

17.      Comprehensive Income

Components of comprehensive income on an after-tax basis, where applicable, follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$755	$912	$1,502	$1,727
Other comprehensive income, net of taxes (1):
Net change in unrealized (loss) gain on investment securities	(2)	(6)	10	5
Net change in unrealized (loss) gain on derivative hedging instruments		(11)	8	(9)
Foreign currency translation adjustment	226	(197)	365	(219)
Amortization of postretirement benefit plan losses and prior service costs	17	27	38	18
Comprehensive income	$996	$725	$1,923	$1,522
Comprehensive income attributable to noncontrolling interests		1	1	2
Comprehensive income attributable to Corning	$996	$726	$1,924	$1,524

(1)
Other comprehensive income items for the three months ended June 30, 2011 and 2010 include net tax effects of $(16) million and $(10) million, respectively, and for the six months ended June 30, 2011 and 2010 net tax effects of $(30) million and $(15) million, respectively.

18.      Significant Customers

For the three months ended June 30, 2011, there were no customers that were equal to or greater than 10% of the Company’s consolidated net sales.  For the three months ended June 30, 2010, Corning’s sales to each of the following three customers of the Display Technologies segment were equal to or greater than 10% of the Company’s consolidated net sales: AU Optronics Corporation (AUO), Chimei Innolux Corporation, and Sharp Electronics Corporation.

For the six months ended June 30, 2011, there were no customers that were equal to or greater than 10% of the Company’s consolidated net sales.  For the six months ended June 30, 2010, Corning’s sales to each of the following three customers of the Display Technologies segment were equal to or greater than 10% of the Company’s consolidated net sales:  AUO, Chimei Innolux Corporation, and Sharp Electronics Corporation.

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

Index

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

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2011
Net sales	$760	$548	$258	$283	$155	$1	$2,005
Depreciation (1)	$123	$32	$27	$42	$9	$3	$236
Amortization of purchased intangibles		$2			$2		$4
Research, development and engineering expenses (2)	$27	$32	$23	$36	$5	$24	$147
Equity in earnings of affiliated companies	$319	$1	$1	$5		$2	$328
Income tax (provision) benefit	$(118)	$(22)	$(15)	$(9)	$(7)	$10	$(161)
Net income (loss) (3)	$626	$46	$32	$23	$15	$(20)	$722

Three months ended June 30, 2010
Net sales	$834	$441	$184	$126	$125	$2	$1,712
Depreciation (1)	$129	$32	$25	$12	$8	$3	$209
Amortization of purchased intangibles					$2		$2
Research, development and engineering expenses (2)	$21	$28	$23	$20	$4	$28	$124
Equity in earnings of affiliated companies	$353	$1	$1			$5	$360
Income tax (provision) benefit	$(151)	$(14)	$(2)	$9	$(9)	$13	$(154)
Net income (loss) (3)	$756	$30	$5	$(17)	$18	$(19)	$773

Six months ended June 30, 2011
Net sales	$1,550	$1,022	$517	$537	$299	$3	$3,928
Depreciation (1)	$247	$60	$52	$79	$17	$5	$460
Amortization of purchased intangibles		$3			$4		$7
Research, development and engineering expenses (2)	$52	$61	$46	$65	$9	$46	$279
Equity in earnings of affiliated companies	$613	$4	$1	$8		$9	$635
Income tax (provision) benefit	$(257)	$(41)	$(29)	$(12)	$(14)	$19	$(334)
Net income (loss) (3)	$1,264	$87	$61	$31	$30	$(35)	$1,438

Six months ended June 30, 2010
Net sales	$1,616	$805	$376	$222	$243	$3	$3,265
Depreciation (1)	$257	$62	$51	$23	$16	$6	$415
Amortization of purchased intangibles		$1			$3		$4
Research, development and engineering expenses (2)	$44	$57	$46	$36	$8	$56	$247
Restructuring, impairment and other credits				$(2)			$(2)
Equity in earnings of affiliated companies	$697	$1	$4			$16	$718
Income tax (provision) benefit	$(283)	$(18)	$(7)	$12	$(17)	$24	$(289)
Net income (loss) (3)	$1,459	$38	$16	$(24)	$35	$(34)	$1,490

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

Index

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income of reportable segments	$742	$792	$1,473	$1,524
Non-reportable segments	(20)	(19)	(35)	(34)
Unallocated amounts:
Net financing costs (1)	(47)	(44)	(99)	(90)
Stock-based compensation expense	(22)	(26)	(45)	(55)
Exploratory research	(19)	(14)	(36)	(29)
Corporate contributions	(11)	(7)	(32)	(19)
Equity in earnings of affiliated companies, net of impairments (2)	100	114	191	225
Asbestos settlement (3)	(5)	(5)	(10)	47
Other corporate items (4)	37	122	96	160
Net income	$755	$913	$1,503	$1,729

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation.  In the six months ended June 30, 2010 equity earnings of affiliated companies, net of impairments, includes a credit of $21 million for our share of U.S. advanced energy manufacturing tax credits at Dow Corning Corporation.

(3)
In the three and six months ended June 30, 2011, Corning recorded a charge of $5 million and $10 million, respectively, to adjust the asbestos liability for the change in value of the components of the Modified PCC Plan.  In the three and six months ended June 30, 2010, Corning recorded a charge of $5 million and a net credit of $47 million, respectively, primarily reflecting the change in the terms of the proposed asbestos settlement.

(4)	In the six months ended June 30, 2010, other corporate items included a tax charge of $56 million from the reversal of the deferred tax asset associated with a Medicare subsidy.

In the Telecommunications operating segment, assets increased from $1.0 billion at December 31, 2010 to $1.2 billion at June 30, 2011.  The increase is due primarily to increases of certain working capital balances, the result of a small acquisition completed in the first quarter of 2011 and capital expenditures of approximately $70 million.  In the Specialty Materials operating segment, assets increased from $900 million at December 31, 2010 to $1.6 billion at June 30, 2011.  The increase is due primarily to the reallocation of certain assets from the Display Technologies operating segment and capital expenditures of approximately $200 million.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers.  In the second quarter of 2011, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 75% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 39% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 36% of total segment sales.

Index

In the first half of 2011, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 67% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 83% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 37% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 39% of total segment sales.

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

OVERVIEW

Although sales and operating results improved in a majority of our businesses in the three and six months ended June 30, 2011, Corning’s net income decreased when compared to the same periods last year, reflecting higher income taxes and a decrease in operating results in the Display Technologies segment.  Results for the six months ended June 30, 2011 were also lower when compared to the prior year, due to the absence of two favorable events that occurred in the first half of 2010.

The Specialty Materials segment led those segments reporting sales improvement in the three and six months ended June 30, 2011, when compared to the same periods last year, driven by continued robust retail demand for portable display devices that utilize our Corning® Gorilla® glass products.  Telecommunications segment sales also improved in the second quarter and first half of 2011, reflecting improvements across all products lines.  When compared to the same periods last year, sales in the three and six months ended June 30, 2011 in our Environmental Technologies segment were higher, driven by an increase in demand for diesel products and continued improvement in the global automotive industry.  Offsetting the gains in these segments were lower sales in our Display Technologies segment due to a decrease in volume and price declines.

In the second quarter of 2011, we generated net income of $755 million or $0.47 per share, compared to net income of $913 million or $0.58 per share for the same period in 2010.  When compared to the same period last year, the decrease in net income was due largely to the following items:

•	Lower net income in the Display Technologies segment driven by lower volume, price declines, and a decrease in equity earnings from Samsung Corning Precision, our equity affiliate located in Korea.
•	A decline in equity earnings from Dow Corning due to an increase in raw materials costs and costs associated with the start-up of a manufacturing facility in China.
•	An increase in our effective tax rate due to the following:
o	The absence of the favorable tax impact from the decision to repatriate earnings from certain foreign subsidiaries in 2010.
o	The expiration of tax holidays in Taiwan.

The decrease in net income was offset somewhat by $71 million from the positive impact of movements in foreign exchange rates and improvements in net income in the Specialty Materials, Telecommunications and Environmental Technologies segments.

Index

In the six months ended June 30, 2011, we reported net income of $1,503 million or $0.95, per share compared to net income of $1,729 million or $1.09 per share for the same period last year.  The decline in first half net income was driven by the same dynamics seen in the second quarter, coupled with the absence of favorable events that occurred in 2010.  In the first quarter of 2010, we recorded a decrease to asbestos settlement liability in the amount of $47 million, compared with a charge of $10 million for the same period this year.  Also in the first quarter of 2010, we recorded a credit of $21 million for our share of U.S. advanced energy manufacturing tax credits at Dow Corning Corporation.

Net income in the first half of 2011 was favorably impacted by $124 million from movements in foreign exchange rates, when compared to the first half of 2010 and by improvements in operating results in the Specialty Materials, Telecommunications and Environmental Technologies segments.

Our key priorities for 2011 remain similar to those from previous years:  protect our financial health and invest in the future.  During the second quarter of 2011, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:
•	Our debt to capital ratio of 10% at June 30, 2011 is down from 11% reported at December 31, 2010.
•	Operating cash flow in the six months ended June 30, 2011 was $1.1 billion.
•
We ended the second quarter of 2011 with $6.4 billion of cash, cash equivalents and short-term investments, consistent with the balance at December 31, 2010, and well above our debt balance of $2.3 billion.

Investing In Our Future
We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems.  Our spending levels for research, development and engineering increased slightly in the second quarter of 2011 when compared to the same period last year, as we remain committed to investing in research, development, and engineering to drive innovation.  For the six months ended June 30, 2011, research, development, and engineering spending increased when compared to the same period last year, but was down slightly as a percentage of sales.  We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable, and hardware and equipment that enable fiber-to-the-premises.  In addition, we have increased our research, development and engineering spend to support the advancement of new product attributes for our Corning® Gorilla® glass suite of products.  In 2011, we are maintaining our innovation strategy that focuses on opportunities adjacent or closely related to our existing capabilities.  These opportunities, which include products such as thin-film photovoltaics for solar applications, leverage existing materials or manufacturing processes with modifications.

Capital spending totaled $1.0 billion and $309 million for the six months ended June 30, 2011 and 2010, respectively.  Spending increased in the first half of 2011, largely as a result of several multi-year investment plans announced in 2010 that will increase manufacturing capacity in several of our operating segments.  Specifically, the increase in spending in the first half of 2011 was driven by construction costs for a LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning® Gorilla® glass in Japan.  We expect our 2011 capital spending to be at the lower end of the Company’s range of $2.4 billion to $2.7 billion.  Approximately $1.3 billion will be directed toward our Display Technologies segment.

Corporate Outlook
Corning still expects significant sales growth in 2011, led by strong demand for our Corning® Gorilla® glass products.  Based on lower television sales expectations and more cautious supply chain behavior, we now expect the worldwide LCD glass market demand to be between 3.3 billion and 3.4 billion square feet versus our previous expectation of 3.5 billion to 3.7 billion square feet.  This is up from 3.15 billion square feet in 2010.  Earnings will be negatively impacted by higher taxes due to the absence of the 2010 tax benefits resulting from our repatriation actions, increased income in higher tax rate jurisdictions and tax holiday expirations.  Equity earnings from Samsung Corning Precision will also be impacted by higher taxes in 2011.  Cash flow from operations may decline when compared to last year as we expect lower dividends from equity affiliates.  We will also use more cash for investing activities as we expand our capacity to meet growing demand.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

Index

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$2,005	$1,712	17%	$3,928	$3,265	20%

Gross margin	$889	$827	7%	$1,763	$1,558	13%
(gross margin %)	44%	48%		45%	48%

Selling, general and administrative expenses	$284	$246	15%	$534	$481	11%
(as a % of net sales)	14%	14%		14%	15%

Research, development and engineering expenses	$172	$144	19%	$328	$289	13%
(as a % of net sales)	9%	8%		8%	9%

Restructuring, impairment and other credits	$0	$0	*	$0	$(2)	(100)%
(as a % of net sales)	0%	0%		0%	0%

Asbestos litigation charge (credit)	$5	$5	0%	$10	$(47)	(121)%
(as a % of net sales)	0%	0%		0%	(1)%

Equity in earnings of affiliated companies	$428	$474	(10)%	$826	$943	(12)%
(as a % of net sales)	21%	28%		21%	29%

Income before income taxes	$878	$944	(7)%	$1,740	$1,857	(6)%
(as a % of net sales)	44%	55%		44%	57%

Provision for income taxes	$(123)	$(31)	297%	$(237)	$(128)	85%
(as a % of net sales)	(6)%	(2)%		(6)%	(4)%

Net income attributable to Corning Incorporated	$755	$913	(17)%	$1,503	$1,729	(13)%
(as a % of net sales)	38%	53%		38%	53%

*	The percentage change calculation is not meaningful.

Net Sales
For the three and six months ended June 30, 2011, net sales increased in all of our segments except the Display Technologies segment when compared to the same periods in 2010.  The increase in net sales in the three and six months ended June 30, 2011 was due to the significant increase in sales in our Specialty Materials segment, up 125% and 142%, respectively.  Additionally, sales in the Telecommunications and Environmental Technologies segments also increased considerably when compared to the same periods last year.  For the three and six months ended June 30, 2011, net sales were favorably impacted by approximately $117 million and $193 million, respectively, from movements in foreign exchange rates.

Index

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

Gross Margin
As a percentage of net sales, gross margin for the three and six months ended June 30, 2011 decreased when compared to the same period last year, due primarily to the impact of volume and price declines in the Display Technologies segment, offset somewhat by improvements in the Environmental and Specialty Materials segments.

Selling, General and Administrative Expenses
For the three and six months ended June 30, 2011, selling, general, and administrative expenses increased by $38 million and $53 million, respectively, due to an increase in salaries, partially as a result of two small acquisitions completed within the past 12 months.  As a percentage of net sales, these expenses for the first half of 2011 were down slightly when compared to the same period last year.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three and six months ended June 30, 2011, research, development and engineering expenses increased by $28 million and $39 million, respectively, when compared to the same periods last year.  As a percentage of net sales, research, development and engineering expenses for the six months ended June 30, 2011, were slightly lower when compared to the same period in 2010, primarily due to the increase in net sales.

Corning’s research, development and engineering expenses are currently focused on baseline research for new business development, as well as on our Display Technologies, Environmental Technologies, Telecommunications and Specialty Materials segments, as we strive to capitalize on growth opportunities in those segments.

Asbestos Litigation
In the three months ended June 30, 2011 and 2010, we recorded an increase to our asbestos settlement liability of $5 million in both quarters.  In the six months ended June 30, 2011, we recorded a $10 million increase to our asbestos settlement liability, compared to a decrease of $47 million for the same period last year.  The net decrease in the asbestos settlement liability in the first half of 2010 was due to a change in the terms of the proposed settlement that reduced the amount of cash expected to be contributed to the settlement.  For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Samsung Corning Precision	$325	$358	$624	$708
Dow Corning Corporation	95	111	186	223
All other	8	5	16	12
Total equity earnings	$428	$474	$826	$943

Index

When compared to the same period last year, equity earnings for the three months ended June 30, 2011, primarily reflected the following:
•
Price declines and higher taxes due to the partial expiration of a Korean tax holiday, offset by a slight increase in volume, at Samsung Corning Precision.  Equity earnings for Samsung Corning Precision are explained more fully in the discussion of the performance of our Display Technologies segment.

•	Higher raw materials costs at Dow Corning, slightly offset by improved volume in silicone products, when compared to the same period last year.

In addition to the items described above, equity earnings for the six months ended June 30, 2011, were also negatively impacted by the following items:
•
The absence of advanced energy manufacturing tax credits approved by the U.S. government for Dow Corning’s manufacturing expansion projects that support the solar industry.  Corning’s share of these credits was $21 million in the first quarter of 2010.

Equity earnings for the three and six months ended June 30, 2011 were favorably impacted by $35 million and $68 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

In the third quarter of 2011, we expect equity earnings to decrease somewhat when compared to the second quarter of 2011, driven by volume declines at Samsung Corning Precision.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Royalty income from Samsung Corning Precision	$64	$66	$125	$131
Foreign currency exchange and hedge (losses)/gains, net	(7)	3	(17)	12
Net loss/(income) attributable to noncontrolling interests		1	1	2
Other, net	(14)	(6)	(39)	(17)
Total	$43	$64	$70	$128

Income Before Income Taxes
Income before income taxes for the three and six months ended June 30, 2011, was positively impacted by $77 million and $133 million, respectively, due to movements in foreign exchange rates when compared to the same period last year.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Provision for income taxes	$(123)	$(31)	$(237)	$(128)
Effective tax rate	14.0%	3.3%	13.6%	6.9%

For the three months ended June 30, 2011, the effective income tax rate differed from the U.S. statutory rate of 35%, primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies; and
•	The benefit of tax holidays and investment credits in foreign jurisdictions.

Index

For the three months ended June 30, 2010, the effective income tax rate differed from the U.S. statutory rate of 35%, primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries.

In addition to the items noted above, the tax provision for the six months ended June 30, 2010 reflected the impact of discrete items, including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items in the six months ended June 30, 2010 increased our effective tax rate by 3.9 percentage points.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to Corning Incorporated	$755	$913	$1,503	$1,729
Basic earnings per common share	$0.48	$0.59	$0.96	$1.11
Diluted earnings per common share	$0.47	$0.58	$0.95	$1.09
Shares used in computing per share amounts
Basic earnings per common share	1,568	1,558	1,566	1,557
Diluted earnings per common share	1,591	1,581	1,590	1,580

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry.
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

Index

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$760	$834	(9%)	$1,550	$1,616	(4%)
Equity earnings of affiliated companies	$319	$353	(10%)	$613	$697	(12%)
Net income	$626	$756	(17%)	$1,264	$1,459	(13%)

The decrease in net sales for the second quarter of 2011 compared to the same period last year reflected a decrease in volume of 6% combined with price declines of 14%, partially offset by the favorable impact of $88 million from movements in foreign exchange rates.  Volume declined in the three months ended June 30, 2011 when compared to the same period last year due to a temporary production curtailment at Sharp in the second quarter of 2011, and the absence of the industry’s supply chain replenishment seen in the second quarter of 2010.  Sequential volume remained relatively consistent in the second quarter of 2011.

The decrease in net sales for the six months ended June 30, 2011 reflected price declines of 14% when compared to the same period last year.  Volume remained consistent in the first half of 2011 when compared to the same period in 2010.  Net sales in the first half of 2011 included the favorable impact of $161 million from movements in foreign exchange rates, when compared to the first half of 2010.

When compared to same period last year, the decrease in equity earnings from Samsung Corning Precision in the second quarter of 2011 reflected price declines of 15% and higher taxes due to the partial expiration of a Korean tax holiday, offset somewhat by the favorable impact of $35 million from movements in foreign exchange rates and an increase in volume of 3%.  In the six months ended June 30, 2011, equity earnings from Samsung Corning Precision reflected price declines of 14%, offset somewhat by the favorable impact of $68 million from movements in foreign exchange rates and a 1% increase in volume, when compared to the first half of 2010.

When compared to the second quarter of last year, the decrease in net income in the second quarter of 2011 primarily reflects the impact of volume decreases and price declines described above, partially offset by the favorable impact of foreign exchange rate movements and improved manufacturing efficiency.  When compared to the six months ended June 30, 2010, the decrease in net income was due to price declines described above, offset by the favorable impact of foreign exchange rate movements and improved manufacturing efficiency.  Net income in the three and six months ended June 30, 2011 includes the favorable impact of $67 million and $129 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

Net income also included royalty income from Samsung Corning Precision that was relatively consistent in the three and six months ended June 30, 2011, when compared to the same periods last year.  A number of Corning’s patents and know- how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan.  For the three months ended June 30, 2011, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 75% of total segment sales when combined.  For the six months ended June 30, 2011, three customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 67% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Index

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three and six months ended June 30, 2011, sales to two LCD panel makers located in Korea accounted for 94% of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass market in 2011, measured in square feet of glass, will increase by approximately 5% to 8% when compared to 2010.  We expect industry glass supply and demand to be relatively in balance.  We believe that the long-term drivers of the LCD market will be LCD television growth, driven by increased demand in emerging regions and a faster replacement cycle, as well as continued growth in the personal computer market.

In the third quarter of 2011, we expect sequential volume growth at our wholly-owned business to be in the mid-to-upper single digits.  At Samsung Corning Precision, volume is expected to decrease in the mid-single digits in the third quarter of 2011, when compared to the second quarter.  Glass price declines are expected to be moderate.

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

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales:
Optical fiber and cable	$265	$227	17%	$513	$417	23%
Hardware and equipment	283	214	32%	509	388	31%
Total net sales	$548	$441	24%	$1,022	$805	27%

Net income	$46	$30	53%	$87	$38	129%

In the three and six months ended June 30, 2011, net sales of the Telecommunications segment increased when compared to the same periods last year due to higher sales in all of the segment’s product lines, led by fiber-to-the-premises, optical fiber and cable, and enterprise networks products.  Sales of fiber-to-the-premises products increased in the three and six months ended June 30, 2011 by approximately 64% and 66%, respectively, when compared to the same periods in the prior year, driven by initiatives in Canada and Europe.  Sales in the three and six months ended June 30, 2011 also increased due to a small acquisition completed in the first quarter of 2011.  Net sales in the three and six months ended June 30, 2011 includes the favorable impact of $11 million in both periods from movements in foreign exchange rates when compared to the same periods last year.

For the three and six months ended June 30, 2011, the increase in net income reflected the sales increases described above, combined with manufacturing efficiency gains, offset somewhat by an increase in operating expenses.  The increase in operating expenses includes costs associated with a small acquisition and project start-up costs for the fiber-to-the-premises initiative in Australia.  Net income in the second quarter and first half of 2011 was not significantly impacted by movements in foreign exchange rates when compared to the same periods in 2010.

The Telecommunications segment has a concentrated customer base.  For the three and six months ended June 30, 2011, one customer of the Telecommunications segment represented approximately 12% of total segment sales in both periods.

Index

Outlook:
For the third quarter of 2011, we expect sales to increase slightly when compared to the second quarter of 2011.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies reportable operating segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales:
Automotive	$121	$109	11%	$244	$226	8%
Diesel	137	75	83%	273	150	82%
Total net sales	$258	$184	40%	$517	$376	38%

Net income	$32	$5	540%	$61	$16	281%

When compared to the previous year, the increase in net sales of this segment for the three and six months ended June 30, 2011, resulted primarily from higher sales of our diesel products.  Net sales of diesel products were significantly higher when compared to the same periods last year driven by an increase in truck production in the United States, implementation of European governmental regulations on light duty diesel vehicles and the first stages of the implementation of non-road vehicle regulations in the United States.  Sales of our automotive products also increased in the second quarter and first half of 2011 when compared to the same periods in 2010, reflecting the continuing recovery of worldwide automotive production.  Net sales in the three and six months ended June 30, 2011 includes the favorable impact of $8 million in both periods from movements in foreign exchange rates, when compared to the same periods last year.

Net income in the three and six months ended June 30, 2011, was higher due to the increase in sales volumes described above and improved manufacturing performance.  Movements in foreign exchange rates did not significantly impact the results of this operating segment.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three and six months ended June 30, 2011, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 86% and 83%, respectively, of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the third quarter of 2011, we expect sales to be comparable when compared to the second quarter of 2011.

Specialty Materials
The following table provides net sales and net loss for the Specialty Materials segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$283	$126	125%	$537	$222	142%
Net income (loss)	$23	$(17)	*	$31	$(24)	*

* The percentage change calculation is not meaningful.

Index

Net sales for the three and six months ended June 30, 2011 increased significantly in the Specialty Materials segment, driven by sales of Corning® Gorilla® glass, which more than tripled when compared to the same periods last year.  Sales of Corning® Gorilla® glass have continued to increase due to a combination of strong retail demand for handheld display devices, tablets and notebook computers and increased usage of our glass on these devices.  Sales of the segment’s other products also increased in the three and six months ended June 30, 2011, when compared to the same periods in 2010, led by semiconductor optics and aerospace and defense products.  Net sales in the three and six months ended June 30, 2011 includes the favorable impact of $4 million and $7 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

The increase in net income for the three and six months ended June 30, 2011 was driven by the increase in sales described above, combined with improvements in manufacturing efficiency and the impact of cost reductions.  Net income in the second quarter and first half of 2011 includes the unfavorable impact of $5 million and $10 million, respectively, from movements in foreign exchange rates when compared to the same periods in 2010.

For the three and six months ended June 30, 2011, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 39% and 37%, respectively, of total segment sales when combined.

Outlook:
For the third quarter of 2011, we expect the sales growth rate of this segment to be in the upper-single digits when compared to the second quarter of 2011, driven by increased sales of Corning® Gorilla® glass.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$155	$125	24%	$299	$243	23%
Net income	$15	$18	(17%)	$30	$35	(14%)

Net sales for the three and six months ended June 30, 2011 increased when compared to the same periods last year due to an acquisition completed in the fourth quarter of 2010 and higher sales in the segment’s existing product lines.  For the three and six months ended June 30, 2011, net sales were favorably impacted by approximately $6 million in both periods from movements in foreign exchange rates, when compared to the same periods in 2010.

For the three and six months ended June 30, 2011, the decrease in net income resulted primarily from higher raw materials costs and the impact of the integration of the acquisition completed in 2010, offset somewhat by the increase in sales as described above.  Net income in the second quarter and first half of 2011 includes the favorable impact of $2 million and $3 million, respectively, from movements in foreign exchange rates when compared to the same periods in 2010.

For the three and six months ended June 30, 2011, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 36% and 39%, respectively, of net sales when combined.

Outlook:
For the third quarter of 2011, we expect net sales to be about even when compared to the second quarter of 2011.

Index

All Other
All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$1	$2	(50%)	$3	$3	0%
Research, development and engineering expenses	$24	$28	(14%)	$46	$56	(18%)
Equity earnings of affiliated companies	$2	$5	(60%)	$9	$16	(44%)
Net loss	$(20)	$(19)	*	$(35)	$(34)	*

* The percentage change calculation is not meaningful.

This group is primarily comprised of development projects that involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass.  This segment also includes results for certain corporate investments such as Samsung Corning Precision’s non-LCD glass businesses, Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products, and Corsam, an equity affiliate established between Corning and Samsung Corning Precision to provide glass technology research.  Refer to Note 9 (Investments) for additional information about Samsung Corning Precision and related party transactions.

This segment’s net loss for the three and six months ended June 30, 2011 was consistent with the same periods last year.  The decrease in equity earnings of affiliated companies, driven by Samsung Corning Precision’s non-LCD glass businesses, was offset by lower research, development and engineering expenses for development projects.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following item impacted Corning’s financing and capital structure in the three and six months ended June 30, 2011 and 2010:

In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $620 million when translated to United States dollars.  Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”).  Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due five years from the date of the first advance.  Any amounts borrowed will be used to finance capital expenditures related to the construction of a LCD glass substrate facility in Beijing, China.

In the first quarter of 2010, we repaid $58 million of debt, which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

Index

Capital Spending
Capital spending totaled $1.0 billion and $309 million for the six months ended June 30, 2011 and 2010, respectively.  Spending increased in the first half of 2011 largely as a result of several multi-year investment plans announced in 2010 which will increase manufacturing capacity in several of our operating segments.  Specifically, the increase in spending in the six months ended June 30, 2011 was driven by construction costs for a LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning® Gorilla® glass in Japan.  We expect our 2011 capital spending to be at the lower end of the Company’s range of $2.4 billion to $2.7 billion.  Approximately $1.3 billion will be directed toward our Display Technologies segment.

Cash Flows
Summary of cash flow data (in millions):
	Six months ended June 30,
	2011	2010
Net cash provided by operating activities	$1,119	$1,315
Net cash used in investing activities	$(1,162)	$(307)
Net cash used in financing activities	$(129)	$(173)

Net cash provided by operating activities decreased in the six months ended June 30, 2011 when compared to the same period last year, due to lower net income and the decrease in cash from unfavorable movements in working capital.  These events were partially offset by higher dividend payments from equity affiliates, lower employee benefit payments and cash received from our insurance carriers for the remainder of our settlement for business interruption and property damage claims for events occurring in 2009.

Net cash used in investing activities was higher in the second quarter of 2011 when compared to the second quarter of 2010 due to an increase in capital spending and a small acquisition completed in the first quarter of 2011.  Capital spending in the six months ended June 30, 2010 was driven primarily by capacity projects to support growth in demand in our Display Technologies and Specialty Materials segments.

Net cash used in financing activities in the second quarter of 2011 was lower than the same period last year, driven primarily by an increase in proceeds received from the exercise of stock options and lower debt repayments, offset somewhat by the repayment of a capital lease.

Customer Deposits
Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates.  The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods.  Between 2004 and 2007, we received a total of $937 million for customer deposit agreements.  We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements.  During the six months ended June 30, 2011 and 2010, we issued $14 million and $68 million, respectively, in credit memoranda.  Refer to Note 12 (Customer Deposits) to the consolidated financial statements for additional information.

Index

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of June 30, 2011	As of December 31, 2010

Working capital	$7,246	$6,873
Working capital, excluding cash, cash equivalents, and short-term investments	$889	$523
Current ratio	4.5:1	4.5:1
Trade accounts receivable, net of allowances	$1,252	$973
Days sales outstanding	56	50
Inventories	$917	$738
Inventory turns	5.0	5.4
Days payable outstanding (1)	44	42
Long-term debt	$2,248	$2,262
Total debt to total capital	10%	11%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2010 Form 10-K for Standard & Poor’s and Moody’s.  The Outlook includes an update by Fitch on May 17, 2011:

RATING AGENCY Last Update	Rating Long-Term Debt	Outlook

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	Baa1	Stable
February 19, 2010

Management Assessment of Liquidity
We ended the second quarter of 2011 with approximately $6.4 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At June 30, 2011, slightly more than half of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are available for repatriation, subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.  In the fourth quarter of 2010, we repatriated to the U.S. approximately $1.1 billion of 2010 earnings from certain foreign subsidiaries.  We expect previously accumulated non-U.S. cash balances will remain outside of the U.S.  In addition to the cash repatriated in 2010, we expect that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for the six months ended June 30, 2011 and 2010 were not significant.  Volatility in financial markets may limit Corning’s access to capital markets and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning.  Still, from time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

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

Corning also has access to two credit facilities, a $1.0 billion unsecured committed revolving line of credit and a 4.0 billion Chinese Renminbi (RMB) credit agreement (approximately $620 million when translated to USD).  These two credit facilities include two financial covenants:  a leverage ratio and an interest coverage ratio.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At June 30, 2011 and December 31, 2010, our leverage using this measure was 10% and 11%, respectively.  The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times.  At June 30, 2011 and December 31, 2010, our interest coverage ratio using this measure was 43 times and 40.2 times, respectively.  At June 30, 2011 and December 31, 2010, we were in compliance with both financial covenants.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument.  As of June 30, 2011, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2010 Form 10-K and remain unchanged through the second quarter of 2011.

Index

NEW ACCOUNTING STANDARDS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In June, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income.  This statement is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted and the amendments in this update will be applied retrospectively.  Corning does not expect the adoption of the standard to have a material impact to its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2011, and December 31, 2010, Corning had accrued approximately $30 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Index

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Euro, and Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations;
-	loss of significant customers;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	changes in tax laws and regulations and results of audits;
-	changes in accounting rules and standards;
-	the potential impact of legislation, government regulations, and other government action;
-	potential liability for losses not covered by, or in excess of, insurance;
-	temporary idling of capacity;
-	the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits;
-	restructuring actions and charges; and
-	other risks detailed in Corning’s SEC filings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2011, and December 31, 2010, Corning had accrued approximately $30 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of June 30, 2011, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion and anticipates insurance receivables of $3.0 million.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of June 30, 2011, Dow Corning has estimated the liability to commercial creditors to be within the range of $83 million to $274 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $83 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim was based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  Based on settlement negotiations, Dow Corning had estimated that the most likely outcome would result in payment to the LMI Claimants in a range of $10 million to $20 million.  Dow Corning and the LMI Claimants have reached an agreement to settle the claim for an amount within that range.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  In 2003, a plan was agreed to by various parties (the 2003 Plan), but, on December 21, 2006, the Bankruptcy Court issued an order denying the confirmation of that 2003 Plan.  On January 29, 2009, an amended plan of reorganization (the Amended PCC Plan) – which addressed the issues raised by the Court when it denied confirmation of the 2003 Plan – was filed with the Bankruptcy Court.

The proposed resolution of PCC asbestos claims under the Amended PCC Plan would have required Corning to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and to contribute a fixed series of payments, recorded at present value.  Corning would have had the option to use its shares rather than cash to make these payments, but the liability would have been fixed by dollar value and not the number of shares.  The Amended PCC Plan would, originally, have required Corning to make (1) one payment of $100 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met and (2) five additional payments of $50 million, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.  Documents were filed with the Bankruptcy Court further modifying the Amended PCC Plan by reducing Corning’s initial payment by $30 million and reducing its second and fourth payments by $15 million each.  In return, Corning would relinquish its claim for reimbursement of its payments and contributions under the Amended PCC Plan from the insurance carriers involved in the bankruptcy proceeding with certain exceptions.

On June 16, 2011, the Court entered an Order denying confirmation of the Amended PCC Plan.  The Court’s memorandum opinion accompanying the order rejected some objections to the Amended PCC Plan and made suggestions regarding modifications to the Amended PCC Plan that would allow the Plan to be confirmed.  Corning and other parties have filed a motion for reconsideration, objecting to certain points of this order, and that motion is currently scheduled to be heard in September 2011.  Corning is also considering the submission, possibly jointly with other relevant parties, of specific plan modifications suggested in the Court’s opinion.

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

Index

Even if further modifications are made to the Amended PCC Plan to address the issues raised in the Court’s June 16 opinion, that Plan would still be subject to a number of contingencies.  Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions that may not be achieved.  The approval of the (further modified) Amended PCC Plan by the Bankruptcy Court would not be certain and would face potential objections by some parties.  If the modified Amended PCC Plan was approved by the Bankruptcy Court, that approval would be subject to appeal.  For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters.  The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur.  Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement).  The lawsuit is pending in the courts of South Korea.  Under the Agreement, it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc.  In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach.  On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum.  The ruling was appealed.  On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation.  On January 11, 2011, the Appellate Court ordered the Samsung Affiliates to pay 600 billion won in principal and 20 billion won in delayed interest to SGI and Creditors.  Samsung promptly paid those amounts, which approximated $550 million when translated to United States dollars, from a portion of an escrow account established upon completion of SLI’s initial public offering (“IPO”) on May 7, 2010.  On February 7, 2011, the Samsung Affiliates appealed the Appellate Court’s ruling to the Supreme Court of Korea and the appeal is currently in progress.  Samsung Corning Precision has not contributed to any payment related to these disputes, and has concluded that no provision for loss should be reflected in its financial statements.  Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

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

Index

Commission of European Communities Competition Investigation. In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received a request from the Competition DG on March 30, 2009 for certain information.  Corning and Samsung Corning Precision have responded to those requests for information.  On October 9, 2009, in connection with its investigation, the Competition DG made a further request for information from both Corning and Samsung Corning Precision to which each party has responded.  Samsung Corning Precision has also responded to the Competition DG and authorities in other jurisdictions, including the United States, in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of cathode ray tube glass.

Supply Disputes. In February 2010, Corning received notification from one of the indirect customers for products sold by the Environmental Technologies segment seeking reassurance from Corning that Corning would honor certain supply obligations regarding the supply of catalytic converter substrates and objecting to a proposed allocation of such products that might affect that customer.  Corning has discussed these issues with this and other indirect and direct customers of its Environmental Technologies segment and believes these matters have been successfully resolved.  However, additional reassurances of supply have been sought by the indirect and direct customers for diesel products made by the division and Corning continues to discuss an appropriate resolution of those matters with those customers.

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

Demodulation, Inc.  On January 18, 2011, Demodulation, Inc. filed a complaint in the U.S. District Court for the District of New Jersey against Applied DNA Sciences, Inc., Corning Incorporated, Alfred University, Alfred Technology Resources, Inc., and John and Jane Does 1-10.  The complaint alleges a conspiracy by the defendants to steal Demodulation’s alleged trade secrets and other intellectual property related to glass covered amorphous metal microwires and seeks damages for breach of contract, defamation, conspiracy and misappropriation of trade secrets from Corning and others.  Demodulation served the complaint on Corning on May 23, 2011.  Corning does not believe the allegations in the complaint have merit and intends to defend the case vigorously.  Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Trade Secret Misappropriation Suits Concerning LCD Glass Technology.  On July 18, 2011, in China, Corning Incorporated filed suit in the Beijing Second Intermediate People’s Court against Hebei Dongxu Investment Group Co., Ltd. (“Hebei Dongxu”) for misappropriation of certain trade secrets related to the fusion draw process for manufacturing glass substrates used in active matrix liquid crystal displays (“LCDs”).  On July 18, 2011, in Korea, Corning Incorporated and Samsung Corning Precision Materials Co., Ltd. (“SCP”) filed suits in the Daejeon District Court against Hebei Dongxu, one of its officers, and two other named individuals, for related trade secret misappropriation.  SCP is an equity company between Corning and Samsung Electronics Co., Ltd., which uses Corning LCD glass technology under license agreements with Corning.  In these actions, Corning is seeking monetary damages and orders restraining Hebei Dongxu from using, disclosing, or permitting others to use, misappropriated Corning LCD glass manufacturing technology.  Two of the individuals named in the Korean suit were previously convicted in Seoul Southern District Court on January 22, 2009, for the theft of certain Corning LCD glass technology that was being used by SCP.

Index

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal second quarter of 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2) or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2) or Program
April 1-30, 2011	89,780	$20.46	0	$0
May 1-31, 2011	10,584	$20.76	0	$0
June 1-30, 2011	2,717	$17.98	0	$0
Total	103,081	$20.43	0	$0

(1)
This column reflects the following transactions during the fiscal second quarter of 2011:  (i) the deemed surrender to us of -0- shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 103,081 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
During the quarter ended June 30, 2011, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

Index

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	10.2	Guaranty dated as of June 30, 2011 by Corning Incorporated (Incorporated by reference to Exhibit 10.2 to Corning’s Form 8-K filed on July 5, 2011).

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

July 29, 2011	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 29, 2011	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Index