Form 10-Q
period 2011-09-30
CORNING INC /NY
filed 2011-10-27
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 17, 2011
Corning’s Common Stock, $0.50 par value per share	1,571,579,112 shares

Index

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net sales	$2,075	$1,602	$6,003	$4,867
Cost of sales	1,097	878	3,262	2,585

Gross margin	978	724	2,741	2,282

Operating expenses:
Selling, general and administrative expenses	216	250	750	731
Research, development and engineering expenses	166	148	494	437
Amortization of purchased intangibles	4	2	11	6
Restructuring, impairment and other credits (Note 2)		(1)		(3)
Asbestos litigation charge (credit) (Note 3)	5	6	15	(41)

Operating income	587	319	1,471	1,152

Equity in earnings of affiliated companies (Note 9)	324	504	1,150	1,447
Interest income	6	3	15	8
Interest expense	(23)	(29)	(72)	(81)
Other income, net (Note 1)	27	2	97	130

Income before income taxes	921	799	2,661	2,656
Provision for income taxes (Note 5)	(110)	(14)	(347)	(142)

Net income attributable to Corning Incorporated	$811	$785	$2,314	$2,514

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.52	$0.50	$1.48	$1.61
Diluted (Note 6)	$0.51	$0.50	$1.46	$1.59

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	September 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$4,901	$4,598
Short-term investments, at fair value (Note 7)	1,520	1,752
Total cash, cash equivalents and short-term investments	6,421	6,350
Trade accounts receivable, net of doubtful accounts and allowances - $23 and $20	1,189	973
Inventories (Note 8)	939	738
Deferred income taxes (Note 5)	356	431
Other current assets	359	367
Total current assets	9,264	8,859

Investments (Note 9)	4,890	4,372
Property, net of accumulated depreciation - $7,089 and $6,420 (Note 10)	10,266	8,943
Goodwill and other intangible assets, net (Note 11)	881	716
Deferred income taxes (Note 5)	2,715	2,790
Other assets	157	153

Total Assets	$28,173	$25,833

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$27	$57
Accounts payable	938	798
Other accrued liabilities (Notes 3 and 12)	1,044	1,131
Total current liabilities	2,009	1,986

Long-term debt (Note 4)	2,282	2,262
Postretirement benefits other than pensions	891	913
Other liabilities (Notes 3 and 12)	1,300	1,246
Total liabilities	6,482	6,407

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,635 million and 1,626 million	818	813
Additional paid-in capital	13,014	12,865
Retained earnings	8,958	6,881
Treasury stock, at cost; Shares held: 66 million and 65 million	(1,243)	(1,227)
Accumulated other comprehensive income (Note 17)	93	43
Total Corning Incorporated shareholders’ equity	21,640	19,375
Noncontrolling interests	51	51
Total equity	21,691	19,426

Total Liabilities and Equity	$28,173	$25,833

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$2,314	$2,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	699	624
Amortization of purchased intangibles	11	6
Asbestos litigation charges (credits)	15	(41)
Restructuring, impairment and other credits		(3)
Cash received from settlement of insurance claims	66
Loss on retirement of debt		30
Stock compensation charges	66	77
Earnings of affiliated companies in excess of dividends received	(686)	(1,096)
Deferred tax provision (benefit)	118	(15)
Restructuring payments	(15)	(58)
Credits issued against customer deposits	(21)	(76)
Employee benefit payments less than (in excess of) expense	105	(81)
Changes in certain working capital items:
Trade accounts receivable	(182)	(62)
Inventories	(170)	(147)
Other current assets	(49)	25
Accounts payable and other current liabilities, net of restructuring payments	(107)	8
Other, net	(132)	38
Net cash provided by operating activities	2,032	1,743

Cash Flows from Investing Activities:
Capital expenditures	(1,666)	(534)
Acquisition of business, net of cash received	(148)
Net proceeds from sale or disposal of assets	2	1
Short-term investments – acquisitions	(2,193)	(2,000)
Short-term investments – liquidations	2,426	1,318
Other, net	(1)	6
Net cash used in investing activities	(1,580)	(1,209)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(22)	(70)
Principal payments under capital lease obligations	(32)	(1)
Proceeds from issuance of long-term debt, net	34	689
Retirements of long-term debt, net		(264)
Proceeds from issuance of common stock, net		15
Proceeds from the exercise of stock options	82	39
Dividends paid	(237)	(235)
Net cash (used in) provided by financing activities	(175)	173
Effect of exchange rates on cash	26	54
Net increase in cash and cash equivalents	303	761
Cash and cash equivalents at beginning of period	4,598	2,541

Cash and cash equivalents at end of period	$4,901	$3,302

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Royalty income from Samsung Corning Precision	$51	$73	$176	$204
Foreign currency exchange and hedge gains, net	(15)	(32)	(31)	(20)
Loss on retirement of debt		(30)		(30)
Net loss attributable to noncontrolling interests			2	2
Other, net	(9)	(9)	(50)	(26)
Total	$27	$2	$97	$130

Index

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

In June, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income.  This statement is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted and the amendments in this update will be applied retrospectively.  Corning will adopt this standard in the first quarter of 2012.

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This update simplifies how an entity tests goodwill for impairment.  It provides an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Given this option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  Corning will early adopt this standard during its fourth quarter impairment review process.  Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.  The ASU 2011-09 amendments require additional disclosures about an employer's participation in a multiemployer plan.  ASU 2011-09 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  Corning will not early adopt this standard and does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

2.      Restructuring, Impairment and Other Charges (Credits)

2011 Activities

The following table summarizes the restructuring reserve activity for the nine months ended September 30, 2011 (in millions):
	Reserve at January 1, 2011	Cash payments	Reserve at September 30, 2011
Restructuring:
Employee related costs	$15	$(12)	$3
Other charges (credits)	12	(3)	9
Total restructuring activity	$27	$(15)	$12

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

3.      Commitments and Contingencies

Asbestos Litigation

Pittsburgh Corning Corporation.  Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim.  Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products.  Corning is also currently involved in approximately 10,200 other cases (approximately 38,600 claims) alleging injuries from asbestos and similar amounts of monetary damages per case.  Those cases have been covered by insurance without material impact to Corning to date.  As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims.  Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

Index

On June 16, 2011, the Court entered an Order denying confirmation of the Amended PCC Plan.  The Court’s memorandum opinion accompanying the order rejected some objections to the Amended PCC Plan and made suggestions regarding modifications to the Amended PCC Plan that would allow the Plan to be confirmed.  Corning and other parties have filed a motion for reconsideration, objecting to certain points of this order.  Certain parties to the proceeding filed specific plan modifications in response to the Court’s opinion and Corning supported these filings.  Objections to the modifications are to be filed by October 28, 2011 and responses to the objections by November 16, 2011.  The Court has set a hearing on the objections for November 30, 2011.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $649 million at September 30, 2011, compared with an estimate of the liability of $633 million at December 31, 2010.  In the three and nine months ended September 30, 2011, Corning recorded asbestos litigation expense of $5 million and $15 million, respectively.  In the three months and nine months ended September 30, 2010, Corning recorded asbestos litigation expense of $6 million and $13 million, respectively.  In addition, during the first quarter of 2010, Corning recorded a $54 million credit to the asbestos litigation reserve related to the change in terms of the proposed settlement of the PCC asbestos claims.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

The Amended PCC Plan with the modifications addressing issues raised by the Court’s June 16 opinion remains subject to a number of contingencies.  Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions that may not be achieved.  The approval of the (further modified) Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties.  If the modified Amended PCC Plan is approved by the Bankruptcy Court, that approval will be subject to appeal.  For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters.  The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur.  Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

Index

As of September 30, 2011 and December 31, 2010, contingent guarantees totaled a notional value of $176 million and $230 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $265 million and $408 million, at September 30, 2011 and December 31, 2010, respectively.

Product warranty liability accruals were $25 million at September 30, 2011 and $24 million at December 31, 2010.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2011, and December 31, 2010, Corning had accrued approximately $30 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.6 billion at September 30, 2011 and $2.4 billion at December 31, 2010.

Third Quarter
In the third quarter of 2011, Corning borrowed approximately $34 million on the credit facility that a wholly-owned subsidiary entered into in the second quarter of 2011.

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

Second Quarter
In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $627 million when translated to United States Dollars.  Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”).  Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due five years from the date of the first advance.

First Quarter
In the first quarter of 2010, Corning repaid $58 million of debt, which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

Index

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Provision for income taxes	$(110)	$(14)	$(347)	$(142)
Effective tax rate	11.9%	1.8%	13.0%	5.3%

For the three and nine months ended September 30, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•
The impact of discrete items, including a $22 million non-taxable reduction to a contingent liability associated with an acquisition recorded in the first quarter of 2011 and a $41 million tax benefit from amending our 2006 U.S. Federal return to claim foreign tax credits.  Discrete items decreased our effective tax rate by 4.1 and 1.4 percentage points for the three and nine months ended September 30, 2011, respectively.

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

In addition to the items noted above, the tax provision for the nine months ended September 30, 2010 reflected the impact of discrete items, including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items in the nine months ended September 30, 2010 increased our effective tax rate by 2.5 percentage points.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 2.3 and 2.8 percentage points for the three months ended September 30, 2011 and 2010, respectively.  The impact of the tax holidays on our effective tax rate is a reduction in the rate of 1.7 and 3.2 percentage points for the nine months ended September 30, 2011 and 2010, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Under U.S. GAAP, a deferred tax liability should be recorded for any book basis greater than tax basis in a foreign subsidiary attributable to unremitted book earnings under the presumption that such earnings will ultimately be distributed and that such distribution would be subject to additional tax at the parent company level.  However, such presumption is rebuttable and no tax would be accrued to the extent the temporary difference is not expected to reverse in the foreseeable future because the unremitted foreign earnings are expected to be reinvested indefinitely.

Index

As required by U.S. GAAP, Corning completes an annual detailed analysis to determine the extent to which its foreign unremitted earnings are indefinitely reinvested considering various factors including the following:
•	U.S. cash needs and liquidity;
•	International working capital, debt service and capital expansion needs;
•	Local regulatory, statutory or other legally enforceable restrictions on the distribution of foreign subsidiary and affiliate earnings;
•	Foreign joint venture agreement limitations on distributions; and
•	The current and/or future tax costs associated with repatriation, including potential legislative changes that could impact such costs.

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

There were two factors influencing Corning’s decision to consider repatriating these 2010 earnings.  One was Corning’s decision, as announced early in 2010, to pursue acquisitions that were expected to require cash to be available in the U.S. in excess of amounts expected to be generated from domestic sources.  The second factor was proposed federal tax legislation which, if enacted, could significantly increase the tax cost of repatriation after 2010.  Because there had been no change in our longer term international capital expansion plans as of the first quarter, our intent to indefinitely reinvest foreign earnings accumulated through the year ended December 31, 2009 was not changed by these factors.

As of the year ended December 31, 2010, Corning had $8.9 billion of foreign unremitted earnings that it intends to keep indefinitely reinvested.  It is not practical to calculate the unrecognized deferred tax liability on those earnings with reasonable accuracy.

Of this amount, nearly 70% consists of:
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

Index

6.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended September 30,
	2011			2010
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$811	1,569	$0.52	$785	1,557	$0.50

Effect of dilutive securities:
Stock options and other dilutive securities		19			23

Diluted earnings per common share	$811	1,588	$0.51	$785	1,580	$0.50

	Nine months ended September 30,
	2011			2010
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$2,314	1,567	$1.48	$2,514	1,558	$1.61

Effect of dilutive securities:
Stock options and other dilutive securities		22			23

Diluted earnings per common share	$2,314	1,589	$1.46	$2,514	1,581	$1.59

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	34	41	81	45

Index

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Bonds, notes and other securities:
U.S. government and agencies	$1,507	$1,734	$1,512	$1,737
Other debt securities	6	11	8	15
Total short-term investments	$1,513	$1,745	$1,520	$1,752
Asset-backed securities	$59	$64	$38	$45
Total long-term investments	$59	$64	$38	$45

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

The following table summarizes the maturities at market value of available-for-sale securities at September 30, 2011 (in millions):
Less than one year	$1,193
Due in 1-5 years	319
Due in 5-10 years
Due after 10 years (1)	46
Total	$1,558

(1)	Includes $38 million of asset-based securities that mature over time and are being reported at their final maturity dates.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 (in millions):
		September 30, 2011
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$38	$(21)	$38	$(21)
Total long-term investments	22	$38	$(21)	$38	$(21)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2010
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$45	$(20)	$45	$(20)
Total long-term investments	22	$45	$(20)	$45	$(20)

(1)	Unrealized losses in securities less than 12 months were not significant.

Index

Gross realized gains and losses for the three and nine months ended September 30, 2011 and 2010 were not significant.

A reconciliation of the changes in credit losses recognized in earnings for the nine months ended September 30, 2011 and nine months ended September 30, 2010 (in millions):
	2011	2010
Beginning balance of credit losses, January 1	$ 4	$ 2
Additions for credit losses not previously recognized in earnings
Balance of credit losses, March 31	$ 4	$ 2
Additions for credit losses not previously recognized in earnings	1	1
Ending balance of credit losses, June 30	$ 5	$ 3
Additions for credit losses not previously recognized in earnings
Ending balance of credit losses, September 30	$ 5	$ 3

The $5 million loss represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance.  These credit losses are limited to asset-backed securities in our investment portfolio.

As of September 30, 2011 and December 31, 2010, for securities that have credit losses, an other than temporary impairment loss of $16 million in both periods is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled $2.4 billion and $1.3 billion for the nine months ended September 30, 2011 and 2010, respectively.

8.      Inventories

Inventories comprise the following (in millions):
	September 30, 2011	December 31, 2010
Finished goods	$283	$208
Work in process	186	207
Raw materials and accessories	273	155
Supplies and packing materials	197	168
Total inventories	$939	$738

9.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)	September 30, 2011	December 31, 2010
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.	50%	$3,392	$2,943
Dow Corning Corporation	50%	1,250	1,186
All other	20-50%	245	240
		4,887	4,369
Other investments		3	3
Total		$4,890	$4,372

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Index

Related party information for these investments in affiliates follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Related Party Transactions:
Corning sales to affiliated companies	$11	$5	$23	$16
Corning purchases from affiliated companies	$8	$18	$64	$52
Corning transfers of assets, at cost, to affiliated companies	$34	$26	$95	$87
Dividends received from affiliated companies	$75	$66	$464	$351
Royalty income from affiliated companies	$51	$73	$178	$205
Corning services to affiliates	$15	$10	$36	$25

As of September 30, 2011, balances due to and due from affiliates were $15 million and $91 million, respectively.  As of December 31, 2010, balances due to and due from affiliates were $7 million and $101 million, respectively.

We have contractual agreements with several of our equity affiliates, including sales, purchasing, licensing and technology agreements.

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

Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Statement of Operations:
Net sales	$954	$1,324	$3,304	$3,730
Gross profit	$644	$1,039	$2,391	$2,891
Net income attributable to Samsung Corning Precision	$457	$791	$1,705	$2,207
Corning’s equity in earnings of Samsung Corning Precision	$229	$394	$853	$1,102

Related Party Transactions:
Corning purchases from Samsung Corning Precision		$12	$41	$33
Dividends received from Samsung Corning Precision			$205	$173
Royalty income from Samsung Corning Precision	$51	$73	$176	$204
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$34	$25	$95	$86

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

Corning owns 50% of Samsung Corning Precision.  Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

As of September 30, 2011, balances due from Samsung Corning Precision were $35 million and balances due to Samsung Corning Precision were $11 million.  As of December 31, 2010, balances due from Samsung Corning Precision were $29 million and balances due to Samsung Corning Precision were $5 million.

Index

In April 2011, Korean tax authorities completed a tax audit of Samsung Corning Precision.  As a result, the tax authorities issued a pre-assessment of approximately $45 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009.  Our first level of appeal was denied on October 5, 2011 and a formal assessment was issued.  The assessment will be paid in full by the end of 2011, which will allow us to continue the appeal process.  Samsung Corning Precision and Corning believe we will maintain our position when all available appeal remedies have been exhausted.

Additionally, the Korean Board of Audit and Inspection (the “BOAI”) has recently initiated a review of tax exemptions previously granted to Samsung Corning Precision by the National Tax Service.  The BOAI has the authority to reverse part or all of the tax exemption granted, at which time the decision may be appealed.  We believe that SCP should sustain its entire tax exemption.  SCP is unable to make a reasonable estimate of additional tax that could potentially result from the BOAI review.

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

In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received requests for information from the Competition DG on March 30, 2009 and October 9, 2009.  Each party has responded to these requests.  Samsung Corning Precision has also responded to the Competition DG and authorities in other jurisdictions, including the United States, in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of cathode ray tube glass.  On October 7, 2011, Samsung Corning Precision was informed by the Antitrust Division of the U.S. Department of Justice (“DOJ”) that the DOJ had closed its investigation of cathode ray tube glass.  On October 19, 2011, the European Commission announced that it had settled its cartel investigation of cathode ray tube glass.  Samsung Corning Precision received full immunity, and no fines were imposed on it, because of its early cooperation in the Commission’s investigation.  The Commission fined three other makers of cathode ray tube glass.

Index

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

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Statement of Operations:
Net sales	$1,661	$1,515	$4,908	$4,413
Gross profit	$527	$540	$1,599	$1,600
Net income attributable to Dow Corning	$177	$176	$547	$615
Corning’s equity in earnings of Dow Corning	$89	$97	$275	$320

Related Party Transactions:
Corning purchases from Dow Corning	$5	$5	$17	$15
Dividends received from Dow Corning	$65	$56	$245	$167

Amounts owed to Dow Corning totaled $2 million as of September 30, 2011.  At December 31, 2010, amounts owed to Dow Corning were not significant.

At September 30, 2011, Dow Corning’s marketable securities included approximately $255 million of auction rate securities, net of a temporary impairment of $36 million.  As a result of the temporary impairment, unrealized losses of $30 million, net of $6 million for a minority interest’s share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet.  Corning’s share of this unrealized loss was $15 million and is included in Corning’s accumulated other comprehensive income.

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

Index

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of September 30, 2011, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of September 30, 2011, Dow Corning has estimated the liability to commercial creditors to be within the range of $84 million to $277 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $84 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim was based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  Based on settlement negotiations, Dow Corning had estimated that the most likely outcome would result in payment to the LMI Claimants in a range of $10 million to $20 million.  As of September 30, 2011, Dow Corning and the LMI Claimants have settled the claim for an amount within that range.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Hemlock Semiconductor Corporation, of which Dow Corning owns 63%, brought an action against one of its customers to enforce supply agreements requiring the customer to purchase or pay for large quantities of polycrystalline silicon used in the solar power industry.  The customer had previously announced its decision to exit the solar power business and denied its liability to purchase further products under existing supply agreements.

Pittsburgh Corning Corporation (PCC)
Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation that is a component of the Company’s proposed settlement for asbestos litigation.  At September 30, 2011 and December 31, 2010, the fair value of PCE significantly exceeded its carrying value of $137 million and $129 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania on April 16, 2000.  At that time, Corning determined that it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other-than-temporarily impaired.  As a result, we reduced our investment in PCC to zero.  Refer to Note 3 (Commitments and Contingencies) for additional information about PCC and PCE.

Variable Interest Entities
For variable interest entities, we routinely assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by U.S. GAAP.  We currently have four variable interest entities that are not considered significant to Corning’s consolidated financial statements.  Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

Index

10.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	September 30, 2011	December 31, 2010
Land	$109	$105
Buildings	3,879	3,692
Equipment	11,705	10,744
Construction in progress	1,662	822
	17,355	15,363
Accumulated depreciation	(7,089)	(6,420)
Total	$10,266	$8,943

In the three months ended September 30, 2011 and 2010, interest costs capitalized as part of property, net, were $11 million and $5 million, respectively.  In the nine months ended September 30, 2011 and 2010, interest costs capitalized as part of property, net, were $28 million and $12 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At September 30, 2011 and December 31, 2010, the recorded value of precious metals totaled $2.3 billion and $2.0 billion, respectively.  Depletion expense for precious metals in the three months ended September 30, 2011 and 2010 totaled $6 million and $6 million, respectively.  Depletion expense for precious metals in the nine months ended September 30, 2011 and 2010 totaled $16 million and $12 million, respectively.

11.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the nine months ended September 30, 2011 is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2010	$118	$9	$150	$260	$537
Acquired goodwill (1)	91				91
Foreign currency translation adjustment				1	1
Balance at September 30, 2011	$209	$9	$150	$261	$629

(1)	The Company recorded goodwill associated with a small acquisition completed in the first quarter of 2011.

Corning’s gross goodwill balances for the periods ended September 30, 2011 and December 31, 2010 were $7.1 billion and $7.0 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended September 30, 2011 and December 31, 2010, and were generated entirely through goodwill impairments related to the Telecommunications segment.

Index

Other intangible assets are as follows (in millions):
	September 30, 2011			December 31, 2010
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names (1)(2)	$227	$118	$109	$205	$124	$81
Non-competition agreements (2)				97	94	3
Customer lists and other (1)	155	12	143	98	3	95

Total	$382	$130	$252	$400	$221	$179

(1)	The Company recorded identifiable intangible assets associated with two small acquisitions completed in 2011.
(2)	Certain intangible assets were fully amortized as of September 30, 2011.

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.

Amortization expense related to these intangible assets is estimated to be $14 million for 2011 and $16 million thereafter.

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

Upon receipt of the cash deposits made by customers, we recorded a customer deposit liability.  This liability is reduced at the time of future product sales over the life of the agreements.  As product is shipped to a customer, Corning recognizes revenue at the selling price and issues credit memoranda for an agreed amount of the customer deposit liability.  The credit memoranda are applied against customer receivables resulting from the sale of product, thus reducing operating cash flows in later periods as these credits are applied to cash deposits received in earlier periods.

During the three and nine months ended September 30, 2011, we issued $7 million and $21 million, respectively, in credit memoranda.  During the three and nine months ended September 30, 2010, we issued $8 million and $76 million, respectively, in credit memoranda.  Customer deposit liabilities were $7 million and $27 million at September 30, 2011 and December 31, 2010, respectively, which are recorded in the current portion of other accrued liabilities in our consolidated balance sheets.  Because these liabilities are denominated in Japanese yen, changes in the balances include the impact of movements in the Japanese yen-U.S. dollar exchange rate.

In the event customers do not purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits.  If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

Index

13.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$13	$11	$40	$34	$3	$2	$11	$9
Interest cost	39	39	116	116	12	13	36	38
Expected return on plan assets	(41)	(42)	(122)	(126)
Amortization of net loss	20	12	57	37	4	3	13	12
Amortization of prior service cost	2	2	6	7	(1)	(1)	(4)	(5)
Total pension and postretirement benefit expense	$33	$22	$97	$68	$18	$17	$56	$54

Corning and certain of its domestic subsidiaries offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents.  Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements.  In response to rising health care costs, we changed our cost-sharing approach for retiree medical coverage.  For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we placed a “cap” on the amount we will contribute toward retiree medical coverage in the future.  The cap equals 120% of our 2005 contributions toward retiree medical benefits.  Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage.  This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009 and going forward.  The pre-65 retirees triggered the cap in 2010, which has impacted their contribution rate in 2011.  Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical upon retirement; however, these employees will pay 100% of the cost.

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

The amount of hedge ineffectiveness at September 30, 2011 and at December 31, 2010 was insignificant.

Index

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At September 30, 2011, the amount of net losses expected to be reclassified into earnings within the next 12 months is $24 million.

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

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments for September 30, 2011 and December 31, 2010 (in millions):
			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2011	2010		2011	2010		2011	2010

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 613	$ 602	Other current assets	$ 3	$4	Other accrued liabilities	$ (27)	$ (33)
			Other assets	$ 1		Other liabilities	$ (2)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$2,603	$2,946	Other current assets	$ 6	$1	Other accrued liabilities	$(142)	$(122)
						Other liabilities	$ (24)	$ (45)

Total derivatives	$3,216	$3,548		$10	$5		$(195)	$(200)

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and nine months ended September 30, 2011 (in millions):
	Gain/(loss) recognized in OCI		Gain/(loss) reclassified from accumulated OCI			Gain/(loss) related to ineffectiveness
Derivatives in hedging relationships	Three months ended	Nine months ended	Location	Three months ended	Nine months ended	Location	Three months ended	Nine months ended
	September 30, 2011			September 30, 2011			September 30, 2011

Cash flow hedges
			Cost of sales	$ (3)	$ (7)

Foreign exchange contracts	$(5)	$(24)	Royalties	$(14)	$(28)	Other income, net	$0	$0

Total cash flow hedges	$(5)	$(24)		$(17)	$(35)		$0	$0

Net investment hedges
Foreign denominated debt	$ 0	$ 0

Total net investment hedges	$ 0	$ 0

			Gain/(loss) recognized in income
Undesignated derivatives			Location	Three months ended	Nine months ended
				September 30, 2011

Foreign exchange contracts			Other income, net	$(61)	$73

Total undesignated				$(61)	$73

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and nine months ended September 30, 2010 (in millions):
	Gain/(loss) recognized in OCI		Gain/(loss) reclassified from accumulated OCI			Gain/(loss) related to ineffectiveness
Derivatives in hedging relationships	Three months ended	Nine months ended	Location	Three months ended	Nine months ended	Location	Three months ended	Nine months ended
	September 30, 2010			September 30, 2010			September 30, 2010

Cash flow hedges
			Cost of sales	$ 2	$ 7

Foreign exchange contracts	$(34)	$(40)	Royalties	$(8)	$(4)	Other income, net	$0	$0

Total cash flow hedges	$(34)	$(40)		$(6)	$ 3		$0	$0

Net investment hedges
Foreign denominated debt	$ 0	$ 2

Total net investment hedges	$ 0	$ 2

			Gain/(loss) recognized in income
Undesignated derivatives			Location	Three months ended	Nine months ended
				September 30, 2010

Foreign exchange contracts			Other income, net	$(97)	$(197)

Total undesignated				$(97)	$(197)

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of September 30, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
Fair value measurements at reporting date using
	September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments (1)	$1,520	$1,512	$ 8
Other current assets (2)	$ 9		$ 9
Non-current assets:
Other assets	$ 38		$ 38
Non-current assets:
Other assets (2)	$ 1		$ 1

Current liabilities:
Other accrued liabilities (2)	$ 170		$170
Non-current liabilities:
Other liabilities (2)	$ 25		$ 25

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments (1)	$1,752	$1,737	$ 15 (1)
Other current assets (2)	$ 5		$ 5
Non-current assets:
Other assets	$ 45		$ 45

Current liabilities:
Other accrued liabilities (2)	$ 155		$155
Non-current liabilities:
Other liabilities (2)	$ 45		$ 45

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

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

Index

Share-based compensation cost was approximately $21 million and $22 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $66 million and $77 million for the nine months ended September 30, 2011 and 2010, respectively.  Amounts for all periods presented included (1) employee stock options, (2) time-based restricted stock and restricted stock units, and (3) performance-based restricted stock and restricted stock units.  On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010.  Compensation expense for the WESPP is included in periods ended prior to April 1, 2010.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the Stock Option Plans for the nine months ended September 30, 2011:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2010	72,461	$16.22
Granted	5,288	21.15
Exercised	(7,228)	11.49
Forfeited and Expired	(4,255)	36.79
Options Outstanding as of September 30, 2011	66,266	15.81	4.95	114,629
Options Exercisable as of September 30, 2011	52,372	15.52	4.09	102,861

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2011, there was approximately $36 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $37 million and $41 million for the nine months ended September 30, 2011 and 2010, respectively, and approximately $12 million for the three months ended September 30, 2011 and 2010.

Proceeds received from the exercise of stock options were $82 million and $39 million for the nine months ended September 30, 2011 and 2010, respectively, and $9 million and $10 million for the three months ended September 30, 2011 and 2010, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the nine months ended September 30, 2011 and 2010 was approximately $71 million and $41 million, respectively, and $3 million and $9 million for the three months ended September 30, 2011 and 2010, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not recognized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

Corning used a binomial lattice model to estimate the fair values of stock option grants through December 31, 2009.  Effective January 1, 2010, Corning began using a multiple-point Black-Scholes model to estimate the fair value of stock option grants.  The financial impact of the change in valuation models is insignificant.

Index

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected volatility	48-49%	49%	47-49%	48-49%
Weighted-average volatility	48%	49%	47-48%	49%
Expected dividends	1.05%	1.15%	1.10%	1.15-1.40%
Risk-free rate	1.0-1.5%	1.5-1.9%	1.0-2.7%	1.5-3.2%
Average risk-free rate	1.5%	1.9%	1.5-2.6%	1.9-3.2%
Expected term (in years)	5.1-6.7	5.1-6.5	5.1-6.7	5.1-6.5
Pre-vesting departure rate	0.4-3.9%	1.4-3.6%	0.4-3.9%	1.4-3.6%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2010, and changes during the nine months ended September 30, 2011:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2010	3,698	$18.33
Granted	1,466	19.44
Vested	(535)	21.31
Forfeited	(272)	23.03
Non-vested shares at September 30, 2011	4,357	$18.04

Index

As of September 30, 2011, there was approximately $30 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $23 million and $22 million for the nine months ended September 30, 2011 and 2010, respectively, and $7 million for the three months ended September 30, 2011 and 2010.

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

The following table represents a summary of the status of the Company’s non-vested performance-based restricted stock and restricted stock units as of December 31, 2010, and changes during the nine months ended September 30, 2011:
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Non-vested restricted stock and restricted stock units at December 31, 2010	6,072	$ 9.24
Granted
Vested	(637)	14.09
Forfeited and cancelled	(226)	8.67
Non-vested restricted stock and restricted stock units at September 30, 2011	5,209	$ 8.67

As of September 30, 2011, there was approximately $4 million of unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.3 year.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $6 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively, and $2 million and $3 million for the three months ended September 30, 2011 and 2010, respectively.

Worldwide Employee Stock Purchase Plan

In addition to the Stock Option Plans and Incentive Stock Plans, Corning offered a Worldwide Employee Share Purchase Plan (WESPP).  Under the WESPP, substantially all employees could elect to have up to 10% of their annual wages withheld to purchase our common stock.  The purchase price of the stock was 85% of the end-of-quarter closing market price.  Compensation cost related to the WESPP for all periods presented is immaterial.

On February 3, 2010, Corning’s Board of Directors approved the recommendation to terminate on-going WESPP contributions effective March 31, 2010 and the WESPP terminated in May 2010.

Index

17.      Comprehensive Income

Components of comprehensive income on an after-tax basis, where applicable, follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$811	$785	$2,312	$2,512
Other comprehensive income, net of taxes (1):
Net change in unrealized (loss) gain on investment securities	(11)	2	(1)	7
Net change in unrealized (loss) gain on derivative hedging instruments	(4)	(16)	4	(25)
Foreign currency translation adjustment	(377)	688	(12)	469
Amortization of postretirement benefit plan losses and prior service costs	21	14	59	32
Comprehensive income	$440	$1,473	$2,362	$2,995
Comprehensive income attributable to noncontrolling interests			2	2
Comprehensive income attributable to Corning	$440	$1,473	$2,364	$2,997

(1)
Other comprehensive income items for the three months ended September 30, 2011 and 2010 include net tax effects of $(6) million and $(1) million, respectively, and for the nine months ended September 30, 2011 and 2010 include net tax effects of $(36) million and $(16) million, respectively.

18.      Significant Customers

For the three months ended September 30, 2011, Corning’s sales to Sharp Electronics Corporation, a customer of the Display Technologies segment, were greater than 10% of the Company’s consolidated net sales.  For the three months ended September 30, 2010, Corning’s sales to each of the following two customers of the Display Technologies segment were equal to or greater than 10% of the Company’s consolidated net sales: AU Optronics Corporation (AUO), and Sharp Electronics Corporation.

For the nine months ended September 30, 2011, there were no customers that were equal to or greater than 10% of the Company’s consolidated net sales.  For the nine months ended September 30, 2010, Corning’s sales to each of the following three customers of the Display Technologies segment were equal to or greater than 10% of the Company’s consolidated net sales:  AUO, Chimei Innolux Corporation, and Sharp Electronics Corporation.

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

Operating Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2011
Net sales	$815	$560	$247	$299	$153	$1	$2,075
Depreciation (1)	$131	$31	$27	$41	$8	$3	$241
Amortization of purchased intangibles		$2			$1		$3
Research, development and engineering expenses (2)	$21	$29	$27	$35	$3	$22	$137
Equity in earnings of affiliated companies	$222			$5		$4	$231
Income tax (provision) benefit	$(118)	$(30)	$(15)	$(16)	$(10)	$9	$(180)
Net income (loss) (3)	$593	$82	$32	$38	$21	$(17)	$749

Three months ended September 30, 2010
Net sales	$645	$464	$208	$159	$125	$1	$1,602
Depreciation (1)	$129	$27	$26	$20	$8	$3	$213
Amortization of purchased intangibles					$2		$2
Research, development and engineering expenses (2)	$22	$27	$24	$25	$5	$24	$127
Restructuring, impairment and other credits		$(1)					$(1)
Equity in earnings of affiliated companies	$386		$1			$16	$403
Income tax (provision) benefit	$(108)	$(20)	$(5)	$2	$(7)	$10	$(128)
Net income (loss) (3)	$648	$41	$11	$(5)	$13	$(12)	$696

Nine months ended September 30, 2011
Net sales	$2,365	$1,582	$764	$836	$452	$4	$6,003
Depreciation (1)	$378	$91	$79	$120	$25	$8	$701
Amortization of purchased intangibles		$5			$5		$10
Research, development and engineering expenses (2)	$73	$90	$73	$100	$12	$68	$416
Equity in earnings of affiliated companies	$835	$4	$1	$13		$13	$866
Income tax (provision) benefit	$(375)	$(71)	$(44)	$(28)	$(24)	$28	$(514)
Net income (loss) (3)	$1,857	$169	$93	$69	$51	$(52)	$2,187

Nine months ended September 30, 2010
Net sales	$2,261	$1,269	$584	$381	$368	$4	$4,867
Depreciation (1)	$386	$89	$77	$43	$24	$9	$628
Amortization of purchased intangibles		$1			$5		$6
Research, development and engineering expenses (2)	$66	$84	$70	$61	$13	$80	$374
Restructuring, impairment and other credits		(1)		$(2)			$(3)
Equity in earnings of affiliated companies	$1,083	$1	$5			$32	$1,121
Income tax (provision) benefit	$(391)	$(38)	$(12)	$14	$(24)	$34	$(417)
Net income (loss) (3)	$2,107	$79	$27	$(29)	$48	$(46)	$2,186

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.  In the three and nine months ended September 30, 2011, the Telecommunications segment included a credit of $22 million from the reduction to a contingent liability associated with an acquisition recorded in the first quarter of 2011.

Index

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income of reportable segments	$766	$708	$2,239	$2,232
Non-reportable segments	(17)	(12)	(52)	(46)
Unallocated amounts:
Net financing costs (1)	(47)	(47)	(146)	(137)
Stock-based compensation expense	(21)	(22)	(66)	(77)
Exploratory research	(23)	(15)	(59)	(44)
Corporate contributions	(6)	(7)	(38)	(26)
Equity in earnings of affiliated companies, net of impairments (2)	93	101	284	326
Asbestos settlement (3)	(5)	(6)	(15)	41
Other corporate items (4)	71	85	167	245
Net income	$811	$785	$2,314	$2,514

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation.  In the nine months ended September 30, 2010 equity earnings of affiliated companies, net of impairments, includes a credit of $21 million for our share of U.S. advanced energy manufacturing tax credits at Dow Corning Corporation.

(3)
In the three and nine months ended September 30, 2011, Corning recorded a charge of $5 million and $15 million, respectively, to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan.  In the three and nine months ended September 30, 2010, Corning recorded a charge of $6 million and a net credit of $41 million, respectively, primarily reflecting the change in the terms of the proposed asbestos settlement.

(4)
In the three months ended September 30, 2011, Corning recorded a $41 million tax benefit from the filing of an amended 2006 U.S. Federal Tax return to claim foreign tax credits.  In the three months ended September 30, 2010, Corning recorded a loss of $30 million ($19 million after-tax) from the repurchase of $126 million principal amount of our 6.2% senior unsecured notes due March 15, 2016 and $100 million principal amount of our 5.9% senior unsecured notes due March 15, 2014.  In the nine months ended September 30, 2010, other corporate items included a tax charge of $56 million from the reversal of the deferred tax asset associated with a Medicare subsidy.

In the Display Technologies operating segment, assets increased from $9.1 billion at December 31, 2010 to $10.3 billion at September 30, 2011.  The increase is due primarily to an increase in investments due to earnings from Samsung Corning Precision and capital expenditures of approximately $800 million, offset somewhat by the reallocation of certain assets to the Specialty Materials segment.  In the Telecommunications operating segment, assets increased from $1.0 billion at December 31, 2010 to $1.2 billion at September 30, 2011.  The increase is due primarily to increases of certain working capital balances, the result of a small acquisition completed in the first quarter of 2011 and capital expenditures of approximately $100 million.  In the Specialty Materials operating segment, assets increased from $900 million at December 31, 2010 to $1.6 billion at September 30, 2011.  The increase is due primarily to the reallocation of certain assets from the Display Technologies operating segment and capital expenditures of approximately $300 million.

The sales of each of our reportable operating segments are concentrated across a relatively small number of customers.  In the third quarter of 2011, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 76% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 89% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 47% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 51% of total segment sales.

Index

In the nine months ended September 2011, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 67% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 85% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 40% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 43% of total segment sales.

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

OVERVIEW

Strong business performance in all of our operating segments led to an increase in Corning’s net sales in the three and nine months ended September 30, 2011, when compared to the same periods last year.  Robust retail demand for portable display devices that utilize our Corning® Gorilla® glass resulted in significantly higher sales in our Specialty Materials segment.  The increase in sales in our Display Technologies segment was due to stronger demand by our customers in the third quarter of 2011, when compared to a relatively weak third quarter in 2010.  Improved sales in our Environmental Technologies reflected increased demand worldwide for automotive and diesel products.  Sales in our Telecommunications segment were also higher, driven by strength in demand for our fiber-to-the-premises, optical fiber and cable, and enterprise networks products.

In the third quarter of 2011, we generated net income of $811 million or $0.51 per share, compared to net income of $785 million or $0.50 per share for the same period in 2010.  When compared to the same period last year, the increase in net income in the third quarter of 2011 was due largely to the following items:

•	Higher net income in the Specialty Materials, Telecommunications, and Environmental Technologies segments;
•
A decrease in operating expenses due to a $22 million reduction in a contingent liability associated with an acquisition recorded in the first quarter of 2011 and lower performance-based compensation costs;

•	A tax benefit from amending our 2006 U.S. Federal tax return to claim foreign tax credits in the amount of $41 million;
•	The absence of the loss on retirement of debt in the amount of $30 million, incurred in the third quarter of 2010; and
•	The positive impact from movements in foreign exchange rates in the amount of $91 million.

The increase in net income was offset somewhat by the following items:

•	A decline in equity earnings from Samsung Corning Precision, our equity affiliate located in Korea, due to lower volume and price declines;
•
A decline in equity earnings from Dow Corning, primarily due to an increase in raw materials costs, higher interest expense, and a sales shift from higher priced, higher margin silicones to lower priced, lower margin silicones;

•	Lower royalty income from Samsung Corning Precision resulting from lower sales volume;
•	An increase in our effective tax rate due to the following:
o	The absence of the favorable tax impact from the decision to repatriate earnings from certain foreign subsidiaries in 2010; and
o	The expiration of tax holidays in Taiwan.

Index

In the nine months ended September 30, 2011, we reported net income of $2.3 billion or $1.46 per share compared to net income of $2.5 billion or $1.59 per share for the same period last year.  Results were driven by the same favorable dynamics seen in the third quarter, but were more than offset by significantly lower equity earnings from Samsung Corning Precision and Dow Corning, higher taxes and the absence of favorable events that occurred in 2010.  In the first nine months of 2010, we recorded a decrease to asbestos settlement liability in the amount of $41 million, compared with a charge of $15 million for the same period this year.  Also, in the first quarter of 2010, we recorded a credit of $21 million for our share of U.S. advanced energy manufacturing tax credits at Dow Corning Corporation.

Net income in the nine months ended September 30, 2011 was favorably impacted by $216 million from movements in foreign exchange rates, when compared to the same period for 2010.

Our key priorities for 2011 remain similar to those from previous years:  protect our financial health and invest in the future.  During the third quarter of 2011, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:
•	Our debt to capital ratio of 10% at September 30, 2011 is down from 11% reported at December 31, 2010.
•	Operating cash flow in the nine months ended September 30, 2011 was $2.0 billion.
•
We ended the third quarter of 2011 with $6.4 billion of cash, cash equivalents and short-term investments, consistent with the balance at December 31, 2010, and well above our debt balance of $2.3 billion.

Investing In Our Future
We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems.  Our spending levels for research, development, and engineering increased slightly in the third quarter of 2011 when compared to the same period last year, as we remain committed to investing in research, development, and engineering to drive innovation.  For the nine months ended September 30, 2011, research, development, and engineering spending increased when compared to the same period last year, but was down slightly as a percentage of sales.

In 2011, we are maintaining a balanced innovation strategy that is focused on: growing our existing businesses;  developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and  investing in longer range opportunities in each of our market segments

We continue to work on technologies for glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable, and hardware and equipment that enable fiber-to-the-premises, optical cable systems for next generation data centers and wireless solutions for diverse venue applications such as distributed antenna systems, fiber to the tower and antennas.  In addition, we have increased our research, development, and engineering spending to support the advancement of new product attributes for our Corning® Gorilla® glass suite of products.  We will continue to focus on adjacent glass opportunities, including products such as glass substrates for thin-film photovoltaics in solar applications, which leverage existing materials or manufacturing processes with modifications.

Capital spending totaled $1.7 billion and $534 million for the nine months ended September 30, 2011 and 2010, respectively.  Spending increased in the first half of 2011, largely as a result of several multi-year investment plans announced in 2010 that will increase manufacturing capacity in several of our operating segments.  Specifically, the increase in spending in the first nine months of 2011 was driven by construction costs for an LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning® Gorilla® glass in Japan.  We expect our 2011 capital spending to be approximately $2.4 billion.  Approximately $1.3 billion will be directed toward our Display Technologies segment.  Our 2012 capital spending program is expected to be approximately $1.8 billion.

Index

Corporate Outlook
Corning expects significant sales growth in 2011, led by strong sales growth of our Corning® Gorilla® glass products.  We expect the worldwide LCD glass market demand to be approximately 3.2 billion square feet versus our previous expectation of 3.3 billion to 3.4 billion square feet.  This is up from 3.15 billion square feet in 2010.  Earnings will be negatively impacted by higher taxes due to the absence of the 2010 tax benefits resulting from our cash repatriation actions, increased income in higher tax rate jurisdictions and tax holiday expirations.  We expect equity earnings to be lower.  Samsung Corning Precision will be impacted by lower volume, price declines and higher taxes in 2011.  Equity earnings from Dow Corning will be lower due to a combination of higher raw material costs and softer demand in the worldwide silicone market, resulting in significant price declines.  Cash flow from operations may decline when compared to last year, as we expect lower dividends from equity affiliates.  We will also use more cash for investing activities as we expand our capacity to meet growing demand.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

Index

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$2,075	$1,602	30%	$6,003	$4,867	23%

Gross margin	$978	$724	35%	$2,741	$2,282	20%
(gross margin %)	47%	45%		46%	47%

Selling, general, and administrative expenses	$216	$250	(14)%	$750	$731	3%
(as a % of net sales)	10%	16%		12%	15%

Research, development, and engineering expenses	$166	$148	12%	$494	$437	13%
(as a % of net sales)	8%	9%		8%	9%

Restructuring, impairment and other credits	$0	$(1)	(100)%	$0	$(3)	(100)%
(as a % of net sales)	0%	0%		0%	0%

Asbestos litigation charge (credit)	$5	$6	(17)%	$15	$(41)	*
(as a % of net sales)	0%	0%		0%	(1)%

Equity in earnings of affiliated companies	$324	$504	(36)%	$1,150	$1,447	(21)%
(as a % of net sales)	16%	31%		19%	30%

Income before income taxes	$921	$799	15%	$2,661	$2,656	0%
(as a % of net sales)	44%	50%		44%	55%

Provision for income taxes	$(110)	$(14)	686%	$(347)	$(142)	144%
(as a % of net sales)	(5)%	(1)%		(6)%	(3)%

Net income attributable to Corning Incorporated	$811	$785	3%	$2,314	$2,514	(8)%
(as a % of net sales)	39%	49%		39%	52%

*	The percentage change calculation is not meaningful.

Net Sales
For the three and nine months ended September 30, 2011, net sales increased in all of our segments when compared to the same periods in 2010.  The increase in net sales in the three and nine months ended September 30, 2011 was due to the significant increase in sales in our Specialty Materials segment, up 88% and 119%, respectively.  Additionally, sales in the Telecommunications and Environmental Technologies segments also increased considerably when compared to the same periods last year.  For the three and nine months ended September 30, 2011, net sales were favorably impacted by approximately $100 million and $293 million, respectively, from movements in foreign exchange rates.

Index

Cost of Sales
The types of expenses included in the cost of sales line item are: raw materials consumption, including direct and indirect materials; salaries, wages, and benefits; depreciation and amortization; production utilities; production-related purchasing; warehousing (including receiving and inspection); repairs and maintenance; inter-location inventory transfer costs; production and warehousing facility property insurance; rent for production facilities; and other production overhead.

Gross Margin
As a percentage of net sales, gross margin for the three months ended September 30, 2011 increased when compared to the same period last year, due primarily to improvements in the Specialty Materials and Environmental Technologies segments.

As a percentage of net sales, gross margin for the nine months ended September 30, 2011 decreased when compared to the same period last year, due to price declines in the Display Technologies segment.

Selling, General, and Administrative Expenses
For the three months ended September 30, 2011, selling, general, and administrative expenses decreased by $34 million when compared to the same period last year, due to an adjustment to performance-based compensation and a credit resulting from a reduction in a contingent liability associated with an acquisition recorded in the first quarter of 2011.  As a percentage of net sales, these expenses for the end of the third quarter of 2011 were down when compared to the same period last year.

For the nine months ended September 30, 2011, selling, general, and administrative expenses increased by $19 million when compared to the same period last year, due to an increase in salaries, partially as a result of two small acquisitions completed within the past 12 months, offset by an adjustment to performance-based compensation costs and a credit resulting from a reduction in a contingent liability associated with an acquisition recorded in the first quarter of 2011.  As a percentage of net sales, these expenses for the end of the third quarter of 2011 were down slightly when compared to the same period last year.

The types of expenses included in the selling, general, and administrative expenses line item are: salaries, wages, and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development, and Engineering Expenses
For the three and nine months ended September 30, 2011, research, development, and engineering expenses increased by $18 million and $57 million, respectively, when compared to the same periods last year.  As a percentage of net sales, research, development, and engineering expenses for the three and nine months ended September 30, 2011, were slightly lower when compared to the same periods in 2010, primarily due to the increase in net sales.

Corning’s research, development, and engineering expenses are currently focused on baseline research for new business development, as well as on our Display Technologies, Environmental Technologies, Telecommunications, and Specialty Materials segments, as we strive to capitalize on growth opportunities in those segments.

Asbestos Litigation
In the three months ended September 30, 2011 and 2010, we recorded an increase to our asbestos settlement liability of $5 million and $6 million, respectively.  In the nine months ended September 30, 2011, we recorded a $15 million increase to our asbestos settlement liability, compared to a decrease of $41 million for the same period last year.  The net decrease in the asbestos settlement liability in the first half of 2010 was due to a change in the terms of the proposed settlement that reduced the amount of cash expected to be contributed to the settlement.  For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II – Other Information, Item 1. Legal Proceedings.

Index

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Samsung Corning Precision	$229	$394	$853	$1,102
Dow Corning Corporation	89	97	275	320
All other	6	13	22	25
Total equity earnings	$324	$504	$1,150	$1,447

The decrease in equity earnings from Samsung Corning Precision for the three months ended September 30, 2011, when compared to the same period last year, was primarily due to the following:
•	Volume and price declines of 25% and 15%, respectively; and
•	Higher taxes due to the partial expiration of a Korean tax holiday.

The favorable impact from movements in foreign exchange rates in the amount of $34 million partially offset the decline.  Equity earnings for Samsung Corning Precision are explained more fully in the discussion of the performance of our Display Technologies segment.

The decrease in equity earnings from Dow Corning for the three months ended September 30, 2011, when compared to the same period last year, reflected the following:
•	A significant increase in raw materials costs;
•	A sales shift from higher priced, higher margin silicones to lower priced, lower margin silicones; and
•	An increase in interest expense.

The decrease in equity earnings from Dow Corning was partially offset by the following:
•
Higher volume in Dow Corning’s traditional silicone products and improved volume at Hemlock Semiconductor Corporation (Hemlock), Dow Corning’s consolidated subsidiary that makes high purity polycrystalline silicon for the semiconductor and solar industries;

•	Lower performance-based compensation expenses; and
•	The favorable impact from movements in foreign exchange rates.

In addition to the items described above, equity earnings for the nine months ended September 30, 2011, when compared to the same period last year, were also lower due to the absence of advanced energy manufacturing tax credits approved by the U.S. government for Dow Corning’s manufacturing expansion projects that support the solar industry.  Corning’s share of these credits was $21 million in the first quarter of 2010.

Corning’s equity earnings for the three and nine months ended September 30, 2011 were favorably impacted by $33 million and $102 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

In the fourth quarter of 2011, we expect equity earnings to decrease by approximately 5% when compared to the third quarter of 2011, driven by a decrease of approximately 40% in equity earnings at Dow Corning, offset somewhat by higher equity earnings at Samsung Corning Precision.  We anticipate Dow Corning’s sales to be flat sequentially, but net income will be lower, due primarily to softening demand in the worldwide silicone market and the resulting price declines.  Dow Corning’s net income will also be impacted by the absence of the decrease in performance-based compensation expense seen in the third quarter of 2011.  We expect earnings at Hemlock to decline due to lower demand for solar products and significant price declines, driven by the reduction of solar incentives in Europe and large inventories of polycrystalline silicon in the marketplace.

Index

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Royalty income from Samsung Corning Precision	$51	$73	$176	$204
Foreign currency exchange and hedge (losses)/gains, net	(15)	(32)	(31)	(20)
Loss on retirement of debt		(30)		(30)
Net loss attributable to noncontrolling interests			2	2
Other, net	(9)	(9)	(50)	(26)
Total	$27	$2	$97	$130

Income Before Income Taxes
Income before income taxes for the three and nine months ended September 30, 2011, was positively impacted by $102 million and $236 million, respectively, due to movements in foreign exchange rates when compared to the same period last year.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Provision for income taxes	$(110)	$(14)	$(347)	$(142)
Effective tax rate	11.9%	1.8%	13.0%	5.3%

For the three and nine months ended September 30, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:
•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•
The impact of discrete items, including a $22 million non-taxable reduction in a contingent liability associated with an acquisition recorded in the first quarter of 2011 and a $41 million tax benefit from amending our 2006 U.S. Federal return to claim foreign tax credits.  Discrete items decreased our effective tax rate by 4.1 and 1.4 percentage points for the three and nine months ended September 30, 2011, respectively.

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

In addition to the items noted above, the tax provision for the nine months ended September 30, 2010 reflected the impact of discrete items, including a $56 million charge from the reversal of the deferred tax asset associated with a subsidy for certain retiree medical benefits.  Discrete items in the nine months ended September 30, 2010 increased our effective tax rate by 2.5 percentage points.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Index

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income attributable to Corning Incorporated	$811	$785	$2,314	$2,514
Basic earnings per common share	$0.52	$0.50	$1.48	$1.61
Diluted earnings per common share	$0.51	$0.50	$1.46	$1.59
Shares used in computing per share amounts
Basic earnings per common share	1,569	1,557	1,567	1,558
Diluted earnings per common share	1,588	1,580	1,589	1,581

OPERATING SEGMENTS

Our reportable operating segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry.
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

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$815	$645	26%	$2,365	$2,261	5%
Equity earnings of affiliated companies	$222	$386	(42)%	$835	$1,083	(23)%
Net income	$593	$648	(8)%	$1,857	$2,107	(12)%

Index

The increase in net sales for the third quarter of 2011, compared to the same period last year, reflected an increase in volume of 34% and the favorable impact of $79 million from movements in foreign exchange rates, offset by price declines of 15%.  The increase in volume was primarily due to the absence of the large supply chain correction by our base business customers seen in the third quarter of 2010.  Our base business customers experienced quarterly fluctuations in panel utilization rates in the first three quarters of 2010, which has not been repeated in 2011 to the extent seen in 2010.  Although the LCD industry has seen some supply chain contraction in the third quarter of 2011, the effect of this contraction has been felt disproportionately by Korean panel makers, which has affected the sales volume of our equity affiliate, Samsung Corning Precision.  Sequential volume in our base business through the first three quarters of 2011 has remained relatively consistent, as our base business customers react more cautiously than they did in 2010.

When compared to the same period last year, the increase in net sales for the nine months ended September 30, 2011 reflected an increase in volume of 10% and the favorable impact of $240 million from movements in foreign exchange rates, offset by price declines of 14%.

When compared to same period last year, the decrease in equity earnings from Samsung Corning Precision in the three and nine months ended September 30, 2011 reflected price declines of 15% and 14%, respectively, and a decrease in volume of 25% and 8%, respectively, driven by the supply chain contraction in Korea and some market share loss.  The decrease was offset somewhat in the three and nine months ended September 30, 2011, by the favorable impact of $34 million and $104 million, respectively, from movements in foreign exchange rates.  Additionally, equity earnings were negatively impacted by higher taxes due to the partial expiration of a Korean tax holiday.

Because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry is a key factor in Corning’s volume.  While end market demand continues to grow in all LCD applications, inventory levels within the LCD supply chain have not kept pace with this growth, and have, in fact, declined in absolute terms during 2011 when compared to 2010.  As a result, we expect low year over year growth in the 2011 glass market, impacting volume growth at both our base business and at Samsung Corning Precision.

When compared to the same periods last year, the decrease in net income in the Display Technologies segment in the three and nine months ended September 30, 2011 primarily reflects the impact of price declines, lower equity earnings and a decrease in royalty income, partially offset by the favorable impact of foreign exchange rate movements and improved manufacturing efficiency.  Net income in the three and nine months ended September 30, 2011 includes the favorable impact of $64 million and $193 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

A number of Corning's patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generates royalty income.  Royalty income from Samsung Corning Precision decreased in the three and nine months ended September 30, 2011, when compared to the same periods last year, reflecting the decline in sales volume at Samsung Corning Precision.  The existing license agreement with Samsung Corning Precision expires in the fourth quarter of 2011 and the existing documents provide that, unless the parties agree otherwise, the applicable royalty rate would decrease by more than fifty percent in a renewal or extension of the license.

Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan.  For the three months ended September 30, 2011, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 76% of total segment sales when combined.  For the nine months ended September 30, 2011, three customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 67% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Index

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three months ended September 30, 2011, sales to two LCD panel makers located in Korea accounted for 92% of Samsung Corning Precision sales.  For the nine months ended September 30, 2011, sales to two LCD panel makers located in Korea accounted for 93% of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass market in 2011, measured in square feet of glass, will increase slightly when compared to 2010.  We believe that the long-term drivers of the LCD market will be LCD television growth, driven by increased demand in emerging regions and a faster replacement cycle, as well as continued growth in the personal computer market.

In the fourth quarter of 2011, we expect volume at our wholly-owned business to be even or slightly down when compared to the third quarter.  At Samsung Corning Precision, volume is expected to increase at least 20% in the fourth quarter of 2011, when compared to the third quarter, as Samsung Corning Precision regains market share and panel makers increase utilization rates.  At both our wholly-owned business and at Samsung Corning Precision, we expect price declines to be more significant in the fourth quarter of 2011, when compared to price declines seen in previous quarters.

The end market demand for LCD televisions, monitors, and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impacts that economic conditions and world political tensions could have on consumer demand.  While the industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales:
Optical fiber and cable	$276	$232	19%	$789	$649	22%
Hardware and equipment	284	232	22%	793	620	28%
Total net sales	$560	$464	21%	$1,582	$1,269	25%

Net income	$82	$41	100%	$169	$79	114%

In the three and nine months ended September 30, 2011, net sales of the Telecommunications segment increased when compared to the same periods last year due to higher sales in all of the segment’s product lines, led by fiber-to-the-premises, optical fiber and cable, and enterprise network products.  Sales of fiber-to-the-premises products increased in the three and nine months ended September 30, 2011 by approximately 33% and 38%, respectively, when compared to the same periods in the prior year, driven by initiatives in Canada, Europe and Australia.  Sales in the three and nine months ended September 30, 2011 also increased due to a small acquisition completed in the first quarter of 2011.  Net sales in the three and nine months ended September 30, 2011 includes the favorable impact of $8 million and $20 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

For the three and nine months ended September 30, 2011, the increase in net income reflects the sales increases described above, coupled with a credit in the amount of $22 million for the decrease in a contingent liability associated with a first quarter acquisition.  Net income in the three and nine months ended September, 30, 2011 includes the favorable impact of $2 million and $4 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

Index

The Telecommunications segment has a concentrated customer base.  For the three and nine months ended September 30, 2011, one customer of the Telecommunications segment represented approximately 12% of total segment sales in both periods.

Outlook:
For the fourth quarter of 2011, we expect sales to decrease 10% to 15% when compared to the third quarter of 2011, due to project timing and normal seasonality in the industry.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales:
Automotive	$119	$119	0%	$363	$345	5%
Diesel	128	89	44%	401	239	68%
Total net sales	$247	$208	19%	$764	$584	31%

Net income	$32	$11	191%	$93	$27	244%

When compared to the previous year, the increase in net sales of this segment for the three and nine months ended September 30, 2011, resulted primarily from higher sales of our diesel products.  Net sales of diesel products were significantly higher when compared to the same periods last year, driven by an increase in truck production in the United States, implementation of European governmental regulations on light duty diesel vehicles, and the first stages of the implementation of non-road vehicle regulations in the United States.  Sales of our automotive products also increased in the three and nine months ended September 30, 2011, when compared to the same periods in 2010, reflecting the continuing recovery of worldwide automotive production.  Net sales in the three and nine months ended September 30, 2011 includes the favorable impact of $5 million and $13 million, respectively, from movements in foreign exchange rates, when compared to the same periods last year.

When compared to the same periods in 2010, net income in the three and nine months ended September 30, 2011, was higher due to the increase in sales volumes described above, improved manufacturing performance and reduced air freight.  Movements in foreign exchange rates did not significantly impact the results of this operating segment.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three and nine months ended September 30, 2011, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 89% and 85%, respectively, of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the fourth quarter of 2011, we expect sales to decline between 5% and 10% when compared to the third quarter of 2011 due to typical seasonal slowdown.

Index

Specialty Materials
The following table provides net sales and net loss for the Specialty Materials segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$299	$159	88%	$836	$381	119%
Net income (loss)	$38	$(5)	*	$69	$(29)	*

* The percentage change calculation is not meaningful.

Net sales for the three and nine months ended September 30, 2011 increased significantly in the Specialty Materials segment, driven by continued strong sales of Corning® Gorilla® glass.  Sales of Corning® Gorilla® glass have continued to increase due to a combination of strong retail demand for handheld display devices, tablets and notebook computers and increased usage of our glass on these devices.  Sales of the segment’s other products also increased in the three and nine months ended September 30, 2011, when compared to the same periods in 2010, led by semiconductor optics and aerospace and defense products.  Net sales in the three and nine months ended September 30, 2011 includes the favorable impact of $3 million and $10 million, respectively, from movements in foreign exchange rates when compared to the same periods last year.

The increase in net income for the three and nine months ended September 30, 2011 was driven by the increase in sales described above, combined with improvements in manufacturing efficiency and the impact of cost reductions.  Net income for the three and nine months ended September 30, 2011 includes the unfavorable impact of $3 million and $13 million, respectively, from movements in foreign exchange rates when compared to the same periods in 2010.

For the three and nine months ended September 30, 2011, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 47% and 40%, respectively, of total segment sales when combined.

Outlook:
For the fourth quarter of 2011, while difficult to forecast given the lack of visibility in the supply chain, we expect sales to decline approximately 15% sequentially, with declines felt across all product lines, including Corning® Gorilla® glass.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$153	$125	22%	$452	$368	23%
Net income	$21	$13	62%	$51	$48	6%

Net sales for the three and nine months ended September 30, 2011 increased when compared to the same periods last year, due to an acquisition completed in the fourth quarter of 2010 and higher sales in the segment’s existing product lines.  For the three and nine months ended September 30, 2011, net sales were favorably impacted by approximately $4 million and $10 million, respectively, from movements in foreign exchange rates when compared to the same periods in 2010.

For the three and nine months ended September 30, 2011, the increase in net income was driven by the increase in sales described above, offset partially by higher raw materials costs and the impact of the integration of the acquisition completed in 2010.  Net income for the three and nine months ended September 30, 2011 includes the favorable impact of $2 million and $4 million, respectively, from movements in foreign exchange rates when compared to the same periods in 2010.

Index

For the three and nine months ended September 30, 2011, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 51% and 43%, respectively, of net sales when combined.

Outlook:
For the fourth quarter of 2011, we expect net sales to be slightly lower when compared to the third quarter of 2011, due to normal industry seasonality.

All Other
All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Net sales	$1	$1	0%	$4	$4	0%
Research, development and engineering expenses	$22	$24	(8)%	$68	$80	(15)%
Equity earnings of affiliated companies	$4	$16	(75)%	$13	$32	(59)%
Net loss	$(17)	$(12)	*	$(52)	$(46)	*

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

The increase in this segment’s loss for the three and nine months ended September 30, 2011 was largely due to a decrease in equity earnings from Samsung Corning’s non-LCD glass businesses, offset somewhat by lower research, development, and engineering expenses for development projects, when compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the three and nine months ended September 30, 2011 and 2010:

•	In the third quarter of 2011, Corning borrowed approximately $34 million on the credit facility that a wholly-owned subsidiary entered into in the second quarter of 2011.
•
In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $627 million when translated to United States dollars.  Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”).  Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due five years from the date of the first advance.  Amounts borrowed are being used to finance capital expenditures related to the construction of a LCD glass substrate facility in Beijing, China.

Index

•	In the third quarter of 2010, we completed the following debt-related transactions:
o
We issued $400 million of 5.75% senior unsecured notes that mature on August 15, 2040 and $300 million of 4.25% senior unsecured notes that mature on August 15, 2020.  The net proceeds of $689 million from the offering were used to fund the repurchase of debt securities and for general corporate purposes.

o
We repurchased $126 million of our 6.2% senior unsecured notes due 2016 and $100 million of our 5.9% senior unsecured notes due 2014.  The net carrying amount of the debt repurchased was $234 million.  We recognized a pre-tax loss of $30 million upon the early redemption of these notes.

•	In the first quarter of 2010, we repaid $58 million of debt, which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

On October 5, 2011, Corning’s Board of Directors declared a 50% increase in the company’s quarterly common stock dividend.  Corning’s quarterly dividend will increase from $0.05 per share to $0.075 per share of common stock.  The board also authorized a stock repurchase program for purchasing up to $1.5 billion of the company’s common stock.  The stock repurchase authorization expires at the end of 2013.

Capital Spending
Capital spending totaled $1.7 billion and $534 million for the nine months ended September 30, 2011 and 2010, respectively.  Spending increased at the end of nine months for 2011 largely as a result of several multi-year investment plans announced in 2010 that will increase manufacturing capacity in several of our operating segments.  Specifically, the increase in spending in the nine months ended September 30, 2011 was driven by construction costs for an LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning® Gorilla® glass in Japan.  We expect our 2011 capital spending to be approximately $2.4 billion.  Approximately $1.3 billion will be directed toward our Display Technologies segment.  Our 2012 capital spending program is expected to be approximately $1.8 billion.

Cash Flows
Summary of cash flow data (in millions):
	Nine months ended September 30,
	2011	2010
Net cash provided by operating activities	$2,032	$1,743
Net cash used in investing activities	$(1,580)	$(1,209)
Net cash (used in) provided by financing activities	$(175)	$173

Net cash provided by operating activities increased in the nine months ended September 30, 2011 when compared to the same period last year, due to a decrease in undistributed earnings of affiliated companies, lower pension contributions and cash received from our insurance carriers for the remainder of our settlement for business interruption and property damage claims for events occurring in 2009.  These events were partially offset by the decrease in cash from unfavorable movements in working capital and lower net income.

Net cash used in investing activities was higher in the nine months ended September 30, 2011 when compared to the same period last year, due to an increase in capital spending and a small acquisition completed in the first quarter of 2011.  Capital spending in the nine months ended September 30, 2010 was driven primarily by capacity projects to support growth in demand in our Display Technologies and Specialty Materials segments.

Net cash used in financing activities in the nine months ended September 30, 2011 increased when compared to the same period last year, driven primarily by the absence of proceeds received in the third quarter of 2010 from the issuance of $700 million face amount of unsecured notes and the increase in repayments of a capital lease.  These events were offset somewhat by the increase in proceeds received from the exercise of stock options and the absence of the retirement of long-term debt in the third quarter of 2010.

Index

Customer Deposits
Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates.  The deposits are reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for deposits received in earlier periods.  Between 2004 and 2007, we received a total of $937 million for customer deposit agreements.  We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements.  During the nine months ended September 30, 2011 and 2010, we issued $21 million and $76 million, respectively, in credit memoranda.  Refer to Note 12 (Customer Deposits) to the consolidated financial statements for additional information.

Dividends from Equity Companies
Corning Hungary Data Services LLC and Samsung Electronics Corporation, as shareholders of Samsung Corning Precision, have agreed to have Samsung Corning Precision increase its annual dividend to shareholders from 40% to at least 70% of its net income from the previous year, subject to the maintenance of minimum cash balances.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of September 30, 2011	As of December 31, 2010

Working capital	$7,255	$6,873
Working capital, excluding cash, cash equivalents, and short-term investments	$834	$523
Current ratio	4.6:1	4.5:1
Trade accounts receivable, net of allowances	$1,189	$973
Days sales outstanding	52	50
Inventories	$939	$738
Inventory turns	5.0	5.4
Days payable outstanding (1)	38	42
Long-term debt	$2,282	$2,262
Total debt to total capital	10%	11%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings were upgraded by Fitch on May 17, 2011, and by Moody’s on September 21, 2011.  Our credit rating remains the same as that disclosed in our 2010 Form 10-K for Standard & Poor’s.  The Outlook is stable.

RATING AGENCY Last Update	Rating Long-Term Debt	Outlook

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Stable
July 2, 2007

Moody’s	A3	Stable
September 12, 2011

Index

Management Assessment of Liquidity
We ended the third quarter of 2011 with approximately $6.4 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At September 30, 2011, slightly more than half of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are available for repatriation, subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.  In the fourth quarter of 2010, we repatriated to the U.S. approximately $1.1 billion of 2010 earnings from certain foreign subsidiaries.  We expect previously accumulated non-U.S. cash balances will remain outside of the U.S.  In addition to the cash repatriated in 2010, we expect that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for the nine months ended September 30, 2011 and 2010 were not significant.  Volatility in financial markets may limit Corning’s access to capital markets and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning.  Still, from time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing their financial statements at least annually, and more frequently for customers where we have identified a measure of increased risk.  We closely monitor payments and developments that may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Our major source of funding for the remainder of 2011 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments, and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, our share repurchase program, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to two credit facilities, a $1.0 billion unsecured committed revolving line of credit and a 4.0 billion Chinese Renminbi (RMB) credit agreement (approximately $627 million when translated to USD).  These two credit facilities include two financial covenants:  a leverage ratio and an interest coverage ratio.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At September 30, 2011 and December 31, 2010, our leverage using this measure was 10% and 11%, respectively.  The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times.  At September 30, 2011 and December 31, 2010, our interest coverage ratio using this measure was 48.1 times and 40.2 times, respectively.  At September 30, 2011 and December 31, 2010, we were in compliance with both financial covenants.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument.  As of September 30, 2011, we were in compliance with all such provisions.

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

Index

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2010 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2010 Form 10-K and remain unchanged through the third quarter of 2011.  For certain items, additional details are provided below.

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

As of September 30, 2011 and December 31, 2010, we have not identified any instances where the carrying values of our long-lived assets were not recoverable. At September 30, 2011, the fair market value and our carrying value of precious metals were approximately equal, and at December 31, 2010, the fair market value of precious metals was higher than our carrying value by $415 million.  Currently these precious metal assets, primarily in the Display Technologies and Specialty Materials segments, are recoverable as part of their asset groupings. There is the potential for impairment in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products of the Display Technologies and Specialty Materials segments or a significant decrease in its profitability.

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

In June, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income.  This statement is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted and the amendments in this update will be applied retrospectively.  Corning will adopt this standard in the first quarter of 2012.

Index

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The Update simplifies how an entity tests goodwill for impairment.  It provides an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  Corning will early adopt this standard during its fourth quarter impairment review process.  Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.  The ASU 2011-09 amendments require additional disclosures about an employer's participation in a multiemployer plan.  ASU 2011-09 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  Corning will not early adopt this standard and does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2011, and December 31, 2010, Corning had accrued approximately $30 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Index

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Euro, New Taiwan dollar, and Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to cyber attacks, terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-
customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations, and pay their receivables when due;

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

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended September 30, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2011, and December 31, 2010, Corning had accrued approximately $30 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Dow Corning Corporation. Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning.  In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits.  On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims.  The Plan also includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of September 30, 2011, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of September 30, 2011, Dow Corning has estimated the liability to commercial creditors to be within the range of $84 million to $277 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $84 million, net of applicable tax benefits.  In addition, the London Market Insurers (the LMI Claimants) claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning.  This claim was based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan.  Based on settlement negotiations, Dow Corning had estimated that the most likely outcome would result in payment to the LMI Claimants in a range of $10 million to $20 million.  As of September 30, 2011, Dow Corning and the LMI Claimants have settled the claim for an amount within that range.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Hemlock Semiconductor Corporation, of which Dow Corning owns 63%, brought an action against one of its customers to enforce supply agreements requiring the customer to purchase or pay for large quantities of polycrystalline silicon used in the solar power industry.  The customer had previously announced its decision to exit the solar power business and denied its liability to purchase further products under existing supply agreements.

Index

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim.  Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products.  Corning is also currently involved in approximately 10,200 other cases (approximately 38,600 claims) alleging injuries from asbestos and similar amounts of monetary damages per case.  Those cases have been covered by insurance without material impact to Corning to date.  As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims.  Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On June 16, 2011, the Court entered an Order denying confirmation of the Amended PCC Plan.  The Court’s memorandum opinion accompanying the order rejected some objections to the Amended PCC Plan and made suggestions regarding modifications to the Amended PCC Plan that would allow the Plan to be confirmed.  Corning and other parties have filed a motion for reconsideration, objecting to certain points of this order.  Certain parties to the proceeding filed specific plan modifications in response to the Court’s opinion and Corning supported these filings.  Objections to the modifications are to be filed by October 28, 2011 and responses to the objections by November 16, 2011.  The Court has set a hearing on the objections for November 30, 2011.

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

Index

The Amended PCC Plan with the modifications addressing issues raised by the Court’s June 16 opinion remains subject to a number of contingencies.  Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions that may not be achieved.  The approval of the (further modified) Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties.  If the modified Amended PCC Plan is approved by the Bankruptcy Court, that approval will be subject to appeal.  For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters.  The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur.  Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater.  Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site.  Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed as to Corning.  The second case was dismissed by the Court on August 12, 2009.  On November 17, 2009, the Court denied plaintiff’s request to file an amended complaint.  On December 14, 2009, plaintiff gave notice of its appeal of the District Court’s opinion and order dismissing its case to the U.S. Court of Appeals for the Seventh Circuit.  On November 10, 2010, the Court of Appeals reversed the District Court and reinstated the case.  At a February 3, 2011 status conference, the District Court set a date for responses to plaintiff’s complaint.  On March 7, 2011, Corning filed a motion to dismiss the complaint.  On August 11, 2011, the District Court granted Corning’s motion to dismiss.  On August 15, 2011, the case was settled by agreement with respect to Corning’s subsidiary, H.W. Holding Co.

Index

Commission of European Communities Competition Investigation. In connection with an investigation by the Commission of the European Communities, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and Samsung Corning Precision received requests for information from the Competition DG on March 30, 2009 and October 9, 2009.  Each party has responded to these requests.  Samsung Corning Precision has also responded to the Competition DG and authorities in other jurisdictions, including the United States, in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of cathode ray tube glass.  On October 7, 2011, Samsung Corning Precision was informed by the Antitrust Division of the U.S. Department of Justice (“DOJ”) that the DOJ had closed its investigation of cathode ray tube glass.  On October 19, 2011, the European Commission announced that it had settled its cartel investigation of cathode ray tube glass.  Samsung Corning Precision received full immunity, and no fines were imposed on it, because of its early cooperation in the Commission’s investigation.  The Commission fined three other makers of cathode ray tube glass.

Supply Disputes.  Corning has notified customers of its Environmental Technologies segment that it will be unable to fully supply all future requests for certain diesel products, but will honor its existing legal obligations.  At least one customer has taken the position that Corning has a legal obligation to supply its requirements for these products for some time in the future despite the absence of an executed supply agreement or accepted purchase orders.  In response, Corning has indicated it does not agree with the customer’s position and Corning is under no current obligation to provide these products in the future to that customer.  Corning has filed an action for a declaratory judgment in the Western District of New York seeking confirmation of Corning’s position on these issues.  Corning continues to discuss an appropriate resolution of supply matters with other customers.

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

Demodulation, Inc.  On January 18, 2011, Demodulation, Inc. filed suit in the U.S. District Court for the District of New Jersey against Applied DNA Sciences, Inc., Corning Incorporated, Alfred University, Alfred Technology Resources, Inc., and John and Jane Does 1-10.  Demodulation filed an amended complaint on August 3, 2011, alleging a conspiracy by the defendants to steal Demodulation’s alleged trade secrets and other intellectual property related to glass covered amorphous metal microwires and seeks damages under various theories, including breach of contract, defamation, conspiracy, antitrust, unfair competition, interference with prospective business relations and misappropriation of trade secrets.  Corning does not believe Demodulation’s allegations have merit and intends to defend the case vigorously.  Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Trade Secret Misappropriation Suits Concerning LCD Glass Technology.  On July 18, 2011, in China, Corning Incorporated filed suit in the Beijing Second Intermediate People’s Court against Hebei Dongxu Investment Group Co., Ltd., which changed its name to Dongxu Group Co., Ltd. (“Dongxu”) for misappropriation of certain trade secrets related to the fusion draw process for manufacturing glass substrates used in active matrix liquid crystal displays (“LCDs”).  Dongxu has filed an appeal to contest jurisdiction.  On July 18, 2011, in Korea, Corning Incorporated and Samsung Corning Precision Materials Co., Ltd. (“SCP”) filed suits in the Daejeon District Court against Dongxu, one of its officers, and two other named individuals, for related trade secret misappropriation.  SCP is an equity company between Corning and Samsung Electronics Co., Ltd., which uses Corning LCD glass technology under license agreements with Corning.  In these actions, Corning is seeking monetary damages and orders restraining Dongxu from using, disclosing, or permitting others to use, misappropriated Corning LCD glass manufacturing technology.  Two of the individuals named in the Korean suit were previously convicted in Seoul Southern District Court on January 22, 2009, for the theft of certain Corning LCD glass technology that was being used by SCP.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
July 1-31, 2011	39,172	$16.74	0	$0
August 1-31, 2011	1,208	$14.24	0	$0
September 1-30, 2011	16,019	$14.26	0	$0
Total	56,399	$15.98	0	$0

(1)
This column reflects the following transactions during the third quarter of 2011:  (i) the deemed surrender to us of 12,966 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 43,433 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
During the quarter ended September 30, 2011, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.  On October 5, 2011 we publicly announced authorization to repurchase up to $1.5 billion of our common stock by December 31, 2013.

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

Corning Incorporated
(Registrant)

October 27, 2011	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

October 27, 2011	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Index