Form 10-K
period 2011-12-31
CORNING INC /NY
filed 2012-02-13
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

                                                                         Yes  ☐                                           No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28.1 billion based on the $18.15 price as reported on the New York Stock Exchange.

There were 1,518,270,483 shares of Corning’s common stock issued and outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 13, 2012, and filed for the Registrant’s 2012 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

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

Corning is a global, technology-based corporation that operates in five reportable segments: Display Technologies, Telecommunications, Environmental Technologies, Specialty Materials and Life Sciences. Corning manufactures and processes products at approximately 80 plants in 13 countries.

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

Corning is a technology leader in this market introducing large-sized glass substrates used by our customers in the production of larger LCDs for monitors and television. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. In industry language, glass sizes advance in what are called generations. Glass substrates are currently available from Corning in sizes up to Generation 10 (2,850mm x 3,050mm). Generation 10 glass substrates are produced at an advanced manufacturing facility located at Sharp Corporation’s industrial complex in Sakai City, Japan, which eliminates the need for traditional packaging, shipping, and delivery methods. Large substrates (Generation 5 and higher) allow LCD manufacturers to produce larger and a greater number of panels from each substrate. The larger size leads to economies of scale for LCD manufacturers.

Corning invented its proprietary fusion manufacturing process, which is the cornerstone of the Company’s technology leadership in the LCD industry. The automated process yields high quality glass substrates with excellent dimensional stability and uniformity - essential attributes for the production of increasingly larger, high performance active matrix LCDs. Corning’s fusion process is scalable and is thought to be the most effective process in producing large size substrates. In 2006, Corning launched EAGLE XG®, the industry’s first environmentally-friendly LCD glass substrate that is free of heavy metals. In 2010, leveraging the EAGLE XG® composition, Corning introduced EAGLE XG® Slim glass, a new line of slim glass substrates which enables lighter-weight portable devices and thinner televisions and monitors. In 2011, Corning launched Corning Lotus™ Glass, an environmentally friendly, high-performance display glass developed to enable cutting-edge technologies, including organic light-emitting diode (OLED) displays and next generation liquid crystal displays (LCD). Corning Lotus Glass helps support the demanding manufacturing processes of both OLED and liquid crystal displays for high performance, portable devices such as smart phones, tablets, and notebook computers.

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

The Display Technologies segment represented 40% of Corning’s sales for 2011.

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

A significant portion of Corning’s optical fiber is sold to subsidiaries and affiliates including Corning Cable Systems LLC, Beijing CCS Optical Fiber Cable Co., Ltd., Chengdu CCS Optical Fiber Cable Co., Ltd. and Corning Cable Systems Polska Sp. Z o.o. Optical fiber is cabled by these subsidiaries prior to being sold to end users. Corning’s remaining fiber production is sold directly to end users or third party cablers around the world. Corning’s cabling operations include facilities in North Carolina, Poland, China, Germany and smaller regional locations and equity affiliates.

Corning’s hardware and equipment products include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures and pedestals, splice and test equipment and other accessories for optical connectivity. For copper connectivity, Corning’s products include subscriber demarcation, connection and protection devices, xDSL (different variations of digital subscriber lines) passive solutions and outside plant enclosures. Each of these product lines may be combined in Corning’s fiber-to-the-premises solutions. Corning also provides distributed antenna system solutions for flexible wireless coverage in the rapidly growing wireless market. Corning has manufacturing operations for hardware and equipment products in North Carolina, Arizona, Virginia and Texas, as well as Europe, Mexico, Israel and China. In addition, Corning offers products for the cable television industry, including coaxial connectors and associated tools.

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

The Telecommunications segment represented 26% of Corning’s sales for 2011.

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

The Environmental Technologies segment represented 13% of Corning’s sales for 2011.

Specialty Materials Segment

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics components, aerospace and defense, astronomy, ophthalmic products, telecommunications components and protective cover glass that is optimized for portable display devices and televisions. Semiconductor optics manufactured by Corning includes high-performance optical material products, optical-based metrology instruments, and optical assemblies for applications in the global semiconductor industry. Corning’s semiconductor optics products are manufactured in New York. Our protective cover glass, known as Corning® Gorilla® Glass, is an environmentally friendly thin sheet glass designed specifically to function as a protective cover glass for display devices such as tablets, notebook PCs, televisions and mobile phones. Elegant and lightweight, Corning Gorilla Glass is durable enough to resist many real-world events that commonly cause glass failure, enabling exciting new applications in technology and design. Early in 2012, Corning introduced Corning® Gorilla® Glass 2, the next generation in our Corning Gorilla Glass suite of products. Corning Gorilla Glass 2 enables up to a 20% reduction in glass thickness, while maintaining the industry-leading damage resistance, toughness and scratch-resistance. Corning Gorilla Glass is manufactured in Kentucky, Japan and Taiwan. Other specialty glass products include glass lens and window components and assemblies and are made in New York, New Hampshire, Kentucky and France or sourced from China.

The Specialty Materials segment represented approximately 14% of Corning’s sales for 2011.

Life Sciences Segment

As a leading developer, manufacturer and global supplier of scientific laboratory products for more than 90 years, Corning’s Life Sciences segment collaborates with researchers seeking new approaches to increase efficiencies, reduce costs and compress timelines in the drug discovery process. Using unique expertise in the fields of materials science, surface science, optics, biochemistry and biology, the segment provides innovative solutions that improve productivity and enable breakthrough discoveries.

Life Sciences laboratory products include general labware and equipment as well as tools and reagents for cell culture and bioprocess, genomics and proteomics, and high-throughput screening. Corning manufactures these products in Maine, New York, New Jersey, California, Utah, Mexico, Virginia, France, Poland, and China. The products are marketed worldwide, primarily through distributors, to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other research facilities. In addition to being a global leader in consumable glass and plastic laboratory tools for life science research, Corning continues to be a leader with the development and production of unique technologies such as the Corning® Epic® systems for high throughput screening, the Corning® HYPERFlask® Cell Culture Vessel for increased cell yields, novel surfaces, such as the Corning® CellBIND® Surface, the Corning® Osteo-Assay surface, and the Corning® Synthemax Surface, and, through a small acquisition completed in the fourth quarter of 2011, the cellgro® brand, which includes high-quality cell culture media and molecular biology reagents related to tissue and cell culture applications.

In September 2009, Corning acquired Axygen BioScience, Inc. and its subsidiaries (Axygen). Axygen is a leading manufacturer and distributor of high quality plastic consumables, liquid handling products and bench-top laboratory equipment. The acquisition of Axygen, which was integrated into Corning’s Life Sciences segment, supports Corning’s strategy to expand its portfolio of life sciences products and enhance global customer access in this business. In addition to its existing Corning, Costar and Pyrex brands, Corning now sells life science products under the Axygen, Sorenson BioScience, Labnet, HTL, Gosselin, ALP and cellgro® brands.

Patent protection is important to the segment’s operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition, through some well known trademarks, is important to the segment. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Life Sciences segment represented approximately 8% of Corning’s sales for 2011.

All Other

Other products primarily include development projects and new product lines, certain corporate investments, Samsung Corning Precision’s non-LCD business, Corning’s Eurokera and Keraglass equity affiliates with Saint Gobain Vitrage S.A. of France, which manufacture smooth cooktop glass/ceramic products, and Corsam, an equity affiliate established between Corning and Samsung Corning Precision to provide glass technology research. Development projects and new product lines involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass applications.

All Other products represented less than 1% of Corning’s sales for 2011.

Additional explanation regarding Corning and its five reportable segments is presented in Management’s Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 20 (Reportable Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company headquartered in Michigan that manufactures silicone products worldwide. Dow Corning is a leader in silicon-based technology and innovation, offering more than 7,000 products and services. Dow Corning is the majority-owner of Hemlock Semiconductor Group, a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries. Dow Corning’s sales were $6.4 billion in 2011. Additional discussion about Dow Corning appears in the Legal Proceedings section. Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

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

Competition

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign. Some of these competitors are larger than Corning, and some have broader product lines. Corning strives to maintain and improve its market position through technology and product innovation. For the future, Corning believes its competitive advantage lies in its commitment to research and development, and its commitment to quality. There is no assurance that Corning will be able to maintain or improve its market position or competitive advantage.

Display Technologies Segment

Corning, including Samsung Corning Precision, is the largest worldwide producer of glass substrates for active matrix LCD displays. Corning believes it has sustained its competitive advantages in LCD glass substrate products by investing in new products, such as Corning Lotus glass, providing a consistent and reliable supply and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals. Asahi Glass, Nippon Electric Glass and Avan Strate, Inc. are Corning’s principal competitors in display glass substrates.

Telecommunications Segment

Competition within the telecommunications equipment industry is intense among several significant companies. Corning is a leading competitor in the segment’s principal product lines, which include optical fiber and cable, and hardware and equipment. The competitive landscape includes industry consolidation, price pressure and competition for the innovation of new products. These competitive conditions are likely to persist.

Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber and cable products are Furukawa Electric/OFS, Fujikura Ltd., Sumitomo Electric and Prysmian Group.

For hardware and equipment products, significant competitors are 3M Company (3M), TE Connectivity, Furukawa OFS and CommScope.

Environmental Technologies Segment

For worldwide automotive ceramic substrate products, Corning has a leading market position that has remained relatively stable over the past year. Corning has also established a strong presence in the heavy duty and light duty diesel vehicle market and believes its competitive advantage in automotive ceramic substrate products for catalytic converters and diesel filter products for exhaust systems is based upon global presence, customer service, engineering design services and product innovation. Corning’s Environmental Technologies products face principal competition from NGK, Denso, and Ibiden.

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

Although energy shortages have not been a problem recently, the cost of energy remains volatile. Corning has achieved flexibility through engineering changes to take advantage of low-cost energy sources in most significant processes. Specifically, many of Corning’s principal manufacturing processes can be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

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

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations. In 2011, Corning was granted over 250 patents in the U.S. and over 500 patents in countries outside the U.S.

Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting Corning’s innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2011, Corning and its wholly-owned subsidiaries owned over 4,750 unexpired patents in various countries of which about 2,500 were U.S. patents. Between 2012 and 2014, approximately 8% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 7,400 patent applications in process, with about 1,700 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 500 patents in various countries, of which over 190 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2012 and 2014.

The Telecommunications segment has over 1,900 patents in various countries, of which over 900 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iii) patents relating to optical fiber connectors, termination and storage and associated methods of manufacture. A few patents relating to optical fiber manufacturing and dispersion compensating fiber will expire between 2012 and 2014.

The Environmental Technologies segment has over 400 patents in various countries of which over 200 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. There is no group of important Environmental Technologies patents set to expire between 2012 and 2014.

The Specialty Materials segment has about 500 patents in various countries of which over 275 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to protective cover glass, ophthalmics glasses and polarizing dies, and semiconductor/microlithography optics and blanks, metrology instrumentation and laser/precision optics, glass polarizers, specialty fiber, and refractories. There is no group of important Specialty Materials patents set to expire between 2012 and 2014.

The Life Sciences segment has over 220 patents in various countries of which over 100 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products as well as equipment and processes for label independent drug discovery. There is no group of important Life Sciences patents set to expire between 2012 and 2014.

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

Corning’s principal trademarks include the following: Axygen, Corning, Celcor, DuraTrap, Eagle XG, Epic, Evolant, HPFS, Lanscape, Pretium, Pyrex, ClearCurve, Steuben, SMF-28e, and Gorilla.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $14 million in 2011 and are estimated to be $9 million in 2012.

Corning’s 2011 consolidated operating results were charged with approximately $39 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2011, Corning had approximately 28,800 full-time employees, including approximately 11,500 employees in the United States. From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers. Unions are certified as bargaining agents for approximately 27% of Corning’s United States employees.

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

James B. Flaws  Vice Chairman and Chief Financial Officer

Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning’s Board of Directors since 2000. Age 63.

Kirk P. Gregg  Executive Vice President and Chief Administrative Officer

Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, Administration in December 1997 and to his current position in 2002. He is responsible for Human Resources, Information Technology, Procurement and Transportation, Aviation, Community Affairs, Government Affairs, Business Services and Corporate Security. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 52.

Lawrence D. McRae  Executive Vice President, Strategy and Corporate Development

Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was elected vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, and senior vice president Strategy and Corporate Development in October 2005. He was elected to his present position in October 2010. Mr. McRae is on the board of directors of Dow Corning Corporation, and Samsung Corning Precision Materials Co., Ltd. Age 53.

Joseph A. Miller  Executive Vice President and Chief Technology Officer

Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was elected to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966. Dr. Miller is a director of Greatbatch, Inc. and Dow Corning Corporation. Age 70.

Jeffrey Evenson  Senior Vice President and Operations Chief of Staff

Dr. Evenson joined Corning in June 2011 and was elected to his current position at that time. He serves on the Management Committee and oversees a variety of strategic programs and growth initiatives. Prior to joining Corning, Dr. Evenson was a senior vice president with Sanford C. Bernstein, where he served as a senior analyst since 2004. Before that, Dr. Evenson was a partner at McKinsey & Company, where he led technology and market assessment for early-stage technologies. Age 46.

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

Vincent P. Hatton  Senior Vice President and General Counsel

Mr. Hatton joined Corning in 1981 as an assistant corporate counsel and became a division counsel in 1984. Mr. Hatton was named assistant general counsel, Specialty Materials in May 1993, and director of the Legal Department in 1995. Mr. Hatton was elected vice president in 1998 and senior vice president in 2003. Mr. Hatton was elected to his current position on March 1, 2007. Age 61.

Document Availability

A copy of Corning’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Vice President, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations line on Corning’s web site at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Other

Additional information in response to Item 1 is found in Note 20 (Reportable Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

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

We operate a global business in over 100 countries that exposes both our consolidated operations and our equity method investments to additional risks. These include, but are not limited to, the following:

•

Reduced consumer demand for the products our customers manufacture, notably automobiles and heavy duty trucks, LCD televisions and notebook computers resulting in lower demand for the products we sell.

•	Increased competition resulting in lower sales, net income and cash flow.
•	Deterioration in the financial condition of our customers resulting in reduced sales, an inability to collect receivables, payment delays or potentially their bankruptcy or insolvency.
•

Increased risk of insolvency of financial institutions, which may limit Corning’s liquidity in the future or adversely affect its ability to use its revolving credit facility, or result in losses from hedged transactions or from counterparty risk on various financial transactions.

•

Increased turmoil in the financial markets may limit Corning’s, its customers’ or its suppliers’ ability to access the capital markets or may result in terms and conditions for such access that are more restrictive and costly than in the past.

•	Declines in our businesses that could result in material charges for restructuring or asset impairments.
•	Increased risk that financial investments by our customers, suppliers or equity companies may not achieve historical levels of liquidity.
•

Operations outside the U.S. are subject to many complex regulatory requirements affecting international trade and investment, including antidumping laws, export controls, the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. Our operations may be adversely affected by changes in the substance or enforcement of these regulatory requirements, and by actual or alleged violations of them.

•

Emerging markets are a focus of our international growth strategy. The developing nature of these markets presents a number of risks, such as deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results.

•	Although we hedge a portion of our currency exposures, significant fluctuations in exchange rates may adversely affect our sales, net income and cash flow.
•	Increased sovereign risks in various countries may affect Corning’s operations, expenses or assets in those countries.

Our sales could be negatively impacted by the actions or circumstances of one or more key customers leading to the substantial reduction in orders for our products

In 2011, Corning’s ten largest customers accounted for 51% of our sales.

In addition, a relatively small number of customers accounted for a high percentage of net sales in our reportable segments. For 2011, four customers of the Display Technologies segment accounted for 77% of total segment net sales when combined. In the Telecommunications segment, one customer accounted for 12% of segment net sales. In the Environmental Technologies segment, three customers accounted for 85% of total segment sales in aggregate. In the Specialty Materials segment, two customers accounted for 42% of segment sales in 2011. In the Life Sciences segment, two distributors accounted for 39% of segment sales in 2011. As a result of mergers and consolidations between customers, Corning’s customer base could become more concentrated.

Samsung Corning Precision’s sales were also concentrated in 2011, with sales to two LCD panel makers located in South Korea accounting for approximately 93% of total Samsung Corning Precision sales.

Any positive trends in the sales of LCD glass substrates in previous years may not continue. Our customers are LCD panel and color filter makers. Additionally, consumer preferences for panels of differing sizes, designs, price, or other seasonal factors, may lead to pauses in market growth from time to time. Our customers may not be able to maintain their profitability or access sufficient capital to fund routine maintenance and operations or planned expansions which may limit their pace of orders to us. Emerging material technologies could replace our glass substrates for certain applications resulting in a decline in demand for our LCD products. Existing or new production capacity for glass substrates may exceed the demand for them. Technologies for displays in competition with LCD panels may reduce or eliminate the need for our glass substrates. These technologies may include organic light emitting diodes and plasma display panels. New process technologies developed by our competitors may also place us at a cost or quality disadvantage. Our own process technologies may be acquired or used unlawfully by others, enabling them to compete with us. Our inability to manufacture glass substrates in the sizes and quantities needed by our customers may result in loss of revenue, margins and profits or liabilities for failure to supply. A scarcity of resources, limitations on technology, personnel or other factors resulting in a failure to produce commercial quantities of very large-size glass substrates could have adverse financial consequences to us.

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

In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions are expected to fluctuate with vehicle production. Changes in laws and regulations for air quality and emission controls may also influence future sales. Sales in our Environmental Technologies segment are mainly to three catalyzers and emission system control manufacturers. Our customers sell these systems to automobile and diesel engine original equipment manufacturers. Sales in this segment may be affected by adverse developments in the global vehicle or freight hauling industries or by such factors as higher fuel prices that may affect vehicle sales or downturns in freight traffic.

Certain sales in our Specialty Materials segment track worldwide economic cycles and our customers’ responses to that cycle. In addition, any positive trends in prior years in the sales of strengthened glass for personal handheld devices and LCD television cover glass may not continue. We may experience losses relating to our inability to supply contracted quantities of this glass and processes planned to produce new versions of this glass may not be successful.

Sales in our Life Sciences segment are through two large distributors, and the remaining balance is to a variety of government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. In 2011, our two largest distributors accounted for 39% of Life Sciences’ segment sales. Changes in our distribution arrangements in this segment may adversely affect this segment’s financial results.

If the markets for our products do not develop and expand as we anticipate, demand for our products may decline, which would negatively impact our operations and financial performance

The markets for our products are characterized by rapidly changing technologies, evolving industry or government standards and new product introductions. Our success is expected to depend, in substantial part, on the successful introduction of new products, or upgrades of current products, and our ability to compete with new technologies. The following factors related to our products and markets, if they do not continue as in the recent past, could have an adverse impact on our operations:

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

•	strong demand for notebook computers and LCD monitors;
•	growth in purchases of LCD televisions to replace other technologies;
•	screen size of LCD televisions, which affects glass demand;
•	our ability to develop new products in response to government regulations and laws, particularly diesel filter products in the Environmental Technologies segment;
•	growth of the fiber-to-the-premises build-out in North America, western Europe and Australia; and
•	growth in emerging markets in other geographic regions such as Brazil, Russia, India and China.

We face pricing pressures in each of our leading businesses that could adversely affect our financial performance

We face pricing pressure in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we work consistently toward reducing our costs to offset pricing pressures, we may not be able to achieve proportionate reductions in costs or sustain our current rate of cost reduction. We anticipate pricing pressures will continue in the future in all our businesses.

We face risks related to our international operations and sales

We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in Taiwan, China, Japan and Korea, including an equity investment in Samsung Corning Precision operating in South Korea that makes glass substrates for the Korean LCD market. All of our Display segment customers are located in the Asia-Pacific region. As a result of these and other international operations, we face a number of risks, including:

•	geographical concentration of our factories and operations and regional shifts in our customer base;
•	periodic health epidemic concerns;
•	complexity of managing global operations;
•	difficulty in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;
•	tariffs, duties and other trade barriers including anti-dumping duties;
•	differing legal systems, including protection and treatment of intellectual property and patents;
•	natural disasters such as floods and earthquakes; and
•	potential power disruption or loss affecting glass production and possibly causing equipment damage.

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

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, New Taiwan dollar, Korean won, and Euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the U.S. dollar and Japanese yen. Sales in our Display Technologies segment, representing 40% of Corning’s sales in 2011, are denominated in Japanese yen. If sales grow in our Display Technologies segment, our exposure to currency fluctuations will increase. Corning hedges significant transaction and balance sheet currency exposures and uses derivative instruments to limit exposure to foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results. Although we selectively hedge these items, changes in exchange rates (especially the Japanese yen to U.S. dollar) will significantly impact our reported revenues and profits.

If the financial condition of our customers declines, our credit risks could increase

Although we have a rigorous process to administer credit and believe our allowance is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers or our indirect customers fail to meet their payment obligations for our products, we could experience reduced cash flows and losses in excess of amounts reserved. Many customers of our Display Technologies and Specialty Materials segments are thinly capitalized and/or marginally profitable. In our Environmental Technologies segment, the U.S. auto makers and certain of their suppliers have encountered credit downgrades or have filed for bankruptcy protection. These factors may result in an inability to collect receivables or a possible loss in business.

If we do not successfully adjust our manufacturing volumes and cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results and cash flow could suffer, and we may not achieve anticipated profitability levels

Investments in additional manufacturing capacity of certain businesses, including liquid crystal display glass and diesel emission substrates and filters present challenges. We may face technical and process issues in moving to commercial production and there can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. Economic results may adversely affect our ability to complete planned capacity expansion and products. It is possible that manufacturing capacity may exceed or lag customer demand during certain periods.

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

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

We have recorded several charges for restructuring, impairment of assets, and the write-off of cost and equity-based investments in the past. In 2011, we recorded a charge for the impairment of certain assets. Certain of our equity affiliates have also recorded restructuring charges. We and our affiliates may have additional actions that result in restructuring charges in the future.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2011, Corning had goodwill and other intangible assets of $926 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

If our products, including materials purchased from our suppliers, experience performance issues, our business will suffer

Our business depends on the production of products of consistently high quality. Our products, components and materials purchased from our suppliers, are typically tested for quality. These testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons, our products, including materials purchased from our suppliers, may fail to perform as a customer expected. In some cases, product redesigns or additional expense may be required to address such an issue. A significant or systemic product quality issue could result in customer relations problems, lost sales, and financial damages.

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

We may have additional tax liabilities

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations

Our effective tax rate could be adversely impacted by several factors, some of which are outside of our control, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	changes in tax treaties and regulations and the interpretation of them;
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

Our business depends on our ability to attract and retain talented employees

The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The loss of the services of any of our key research and development, engineering or operational personnel or senior management without adequate replacement, or the inability to attract new qualified personnel, could have a material adverse effect on our operations and financial performance.

We are subject to strict environmental regulations and regulatory changes that could result in fines or restrictions that interrupt our operations

Various stages of our manufacturing processes generate chemical waste, waste water and other industrial waste and green-house gases, and we are subject to numerous laws and regulations relating to the use, storage, discharge and disposal of such substances. We have installed anti-pollution equipment for the treatment of chemical waste and waste water at our facilities. We have taken steps to control the amount of greenhouse gases created by our manufacturing operations. However, we cannot provide assurance that environmental claims will not be brought against us or that government regulators will not take steps toward adopting more stringent environment standards.

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

We may experience difficulties in enforcing our intellectual property rights and we may be subject to claims of infringement of the intellectual property rights of others

We may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses. We cannot assure you that the patents that we hold or may obtain will provide meaningful protection against our competitors. Changes in or enforcement of laws concerning intellectual property, worldwide, may affect our ability to prevent or address the misappropriation of, or the unauthorized use of, our intellectual property. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain and the outcome is often unpredictable. Other companies hold patents on technologies used in our industries and are aggressively seeking to expand, enforce and license their patent portfolios.

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

Current or future litigation may harm our financial condition or results of operations

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos, and adverse rulings in such lawsuits or the inability to successfully resolve such matters may adversely affect the Company. As described in Legal Proceedings, an amended PCC Plan of Reorganization was filed with the Bankruptcy Court on January 29, 2009 proposing a resolution of PCC asbestos claims. It remains reasonably possible that changes to the amended PCC Plan may be negotiated, and the elements of the plan and its approval are subject to a number of contingencies before the resolution outlined in that Plan becomes final.

We face risks through our equity method investments in companies that we do not control

Corning’s net income includes significant equity earnings from associated companies. For the year ended December 31, 2011, we recognized $1.5 billion of equity earnings, of which 98% came from our two largest investments: Dow Corning (which makes silicone and high purity polycrystalline products) and Samsung Corning Precision (which primarily makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and is subject to political and geographic risks mentioned above, as well as business and other risks within the Display Technologies segment. Our equity investments may not continue to perform at the same levels as in recent years. In 2007, we recognized equity losses associated with Samsung Corning Co., Ltd. (a 50% equity method investment that made glass panels and funnels for conventional televisions), which recorded fixed asset and other impairment charges. Dow Corning emerged from Chapter 11 bankruptcy in 2004 and has certain obligations under its Plan of Reorganization to resolve and fund claims of its creditors and personal injury claimants. Dow Corning may incur further bankruptcy charges in the future, which may adversely affect its operations or assets.

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property including business interruption, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect in the future. Our insurance costs can be volatile and, at any time, can increase given changes in market supply and demand and our claim history. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our historical primary and excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching their policies. The financial health of other insurers may deteriorate. Several of our insurance carriers are litigating with us the extent, if any, of their obligation to provide insurance coverage for asbestos liabilities asserted against us. The results of that litigation may adversely affect our insurance coverage for those risks. In addition, we may not be able to obtain adequate insurance coverage for certain types of risk such as political risks, terrorism or war.

Our businesses may be subject to increased regulatory enforcement

Some of our reportable segments operate in industries with a concentrated number of competitors and customers, both foreign and domestic. While we have adopted a corporate-wide compliance program, we may become the subject of antitrust or other governmental investigations from many jurisdictions that may adversely impact our reputation or our ability to make and sell products in the future.

Acquisitions, joint ventures and strategic alliances may have an adverse effect on our business

We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty integrating new employees, business systems, and technology, or diversion of management’s attention from our other businesses. It may take longer than expected to realize the full benefits, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events could harm our operating results or financial condition.

Improper disclosure of personal data could result in liability and harm our reputation

We store and process personally identifiable information of our employees and, in some cases, our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to breaches of information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Adverse economic conditions may adversely affect our investments

We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity markets experience prolonged periods of decline, or if the U.S. federal government budget process results in a default or downgrade of its debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely impact our financial results.

Security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm

We use electronic information technology (IT) in our manufacturing processes and operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to disruptions from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. To the extent that any disruptions or security breaches result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, it could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business.

Additionally, utilities and other operators of critical energy infrastructure that serve our facilities may face heightened security risks, including cyber attacks. In the event of such an attack, disruption in service from our utility providers could disrupt our manufacturing operations which rely on a continuous source of power (electrical, gas, etc).

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We operate over 80 manufacturing plants and processing facilities, of which approximately one-third are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own approximately 90% of our research and development facilities and the majority of our manufacturing facilities. We own approximately 22% of our sales and administrative facilities, while the remaining facilities are leased.

For the years ended 2011, 2010 and 2009 we invested a total of $4.3 billion, primarily in facilities outside of the U.S. in our Display Technologies segment. Of the $2.4 billion spent in 2011, over $1.0 billion was for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 25 million square feet. Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign

Manufacturing	19.0	7.1	11.9
Sales and administrative	2.0	1.7	0.3
Research and development	2.2	1.9	0.3
Warehouse	2.3	1.5	0.8

Total	25.5	12.2	13.3

Total assets and capital expenditures by operating segment are included in Note 20 (Reportable Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 14 (Commitments, Contingencies, and Guarantees) to the Consolidated Financial Statements.

In the fourth quarter of 2011, as a result of excess glass capacity in the market, we announced plans to reduce worldwide glass capacity in our Specialty Materials and Display Technologies segments by approximately 25%. These actions impact Corning Gorilla Glass capacity and LCD glass manufacturing capacity at both our wholly-owned LCD glass business and at our equity affiliate Samsung Corning Precision, and include delaying the start up of the new tanks, as well as postponing the relight of tanks that were under repair. Samsung Corning Precision also shut down several active tanks. Additionally, Corning recorded an impairment charge in the amount of $130 million in the fourth quarter of 2011 related to certain assets located in Japan used in the ion exchange process for the production of large cover glass. The large cover glass impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their relative fair market values as of the date of impairment. This asset group includes machinery and equipment used in the ion exchange process and facilities dedicated to the ion exchange process. Refer to Note 9 (Property, Net of Accumulated Depreciation) and Note 16 (Fair Value Measurements) to the Consolidated Financial Statements for additional information.

Item 3.    Legal Proceedings

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2011 and 2010, Corning had accrued approximately $25 million (undiscounted) and $30 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust. As of December 31, 2011, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2011, Dow Corning has estimated the liability to commercial creditors to be within the range of $86 million to $280 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $86 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim was based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. Based on settlement negotiations, Dow Corning had estimated that the most likely outcome would result in payment to the LMI Claimants in a range of $10 million to $20 million. During the third quarter, Dow Corning and the LMI Claimants settled the claim for an amount within that range. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Hemlock Semiconductor Group, of which Dow Corning owns 63%, brought an action against one of its customers to enforce multiyear supply agreements requiring the customer to purchase or pay for quantities of polycrystalline silicon used in the solar power industry. Hemlock Semiconductor Group and the customer resolved the dispute during the fourth quarter. The settlement resulted in Dow Corning recognizing pre-tax income of approximately $420 million for the year ended December 31, 2011, including previously deferred revenue. After income taxes and amounts attributable to non-controlling interests, net income attributable to Dow Corning for the year ended December 31, 2011, increased by approximately $177 million from this settlement.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 9,900 other cases (approximately 38,300 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties. In 2003, a plan was agreed to by various parties (the 2003 Plan), but, on December 21, 2006, the Bankruptcy Court issued an order denying the confirmation of that 2003 Plan. On January 29, 2009, an amended plan of reorganization (the Amended PCC Plan) - which addressed the issues raised by the Court when it denied confirmation of the 2003 Plan - was filed with the Bankruptcy Court.

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

On June 16, 2011, the Court entered an Order denying confirmation of the Amended PCC Plan. The Court’s memorandum opinion accompanying the order rejected some objections to the Amended PCC Plan and made suggestions regarding modifications to the Amended PCC Plan that would allow the Plan to be confirmed. Corning and other parties have filed a motion for reconsideration, objecting to certain points of this Order. Certain parties to the proceeding filed specific plan modifications in response to the Court’s opinion and Corning supported these filings. Corning and other parties also filed a motion for reconsideration objecting to certain points in the Court’s opinion and Order. Proposed plan modifications will be discussed during the hearing scheduled for February 17, 2012.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement, it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling was appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. On January 11, 2011, the Appellate Court ordered the Samsung Affiliates to pay 600 billion won in principal and 20 billion won in delayed interest to SGI and Creditors. Samsung promptly paid those amounts, which approximated $550 million when translated to United States dollars, from a portion of an escrow account established upon completion of SLI’s initial public offering (IPO) on May 7, 2010. On February 7, 2011, the Samsung Affiliates appealed the Appellate Court’s ruling to the Supreme Court of Korea and the appeal is currently in progress. Samsung Corning Precision has not contributed to any payment related to these disputes, and has concluded that no provision for loss should be reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

Ellsworth Industrial Park, Downers Grove, IL Environmental Litigation. Corning has settled claims for contribution for personal injury and property damage arising from the alleged release of solvents from the operations of several corporate defendants at the Ellsworth Industrial Park into soil and groundwater. Corning has also settled a cost-recovery action by the State of Illinois against a number of corporate defendants as a result of an alleged groundwater contamination at this industrial park site. Two additional corporate defendants have made claims for contribution for property damage and cost recovery for remediations at this industrial park site, one of which has been voluntarily dismissed as to Corning. The second case was dismissed by the Court on August 12, 2009. On November 17, 2009, the Court denied plaintiff’s request to file an amended complaint. On December 14, 2009, plaintiff gave notice of its appeal of the District Court’s opinion and order dismissing its case to the U.S. Court of Appeals for the Seventh Circuit. On November 10, 2010, the Court of Appeals reversed the District Court and reinstated the case. At a February 3, 2011 status conference, the District Court set a date for responses to plaintiff’s complaint. On March 7, 2011, Corning filed a motion to dismiss the complaint. On August 11, 2011, the District Court granted Corning’s motion to dismiss. On August 15, 2011, the case was settled by agreement with respect to Corning’s subsidiary, H.W. Holding Co. On October 31, 2011, the District Court dismissed the case with prejudice pursuant to the settlement agreement.

Supply Disputes. Corning has notified customers of its Environmental Technologies segment that it will be unable to fully supply all future requests for certain diesel products, but will honor its existing legal obligations. At least one customer has taken the position that Corning has a legal obligation to supply its requirements for these products for some time in the future despite the absence of an executed supply agreement or accepted purchase orders. In response, Corning has indicated it does not agree with the customer’s position and Corning is under no current obligation to provide these products in the future to that customer. Corning filed an action for a declaratory judgment in the Western District of New York seeking confirmation of Corning’s position on these issues. The parties have since resolved the supply issues and Corning voluntarily dismissed the declaratory judgment complaint on December 6, 2011. Corning continues to discuss an appropriate resolution of supply matters with other customers.

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

Trade Secret Misappropriation Suits Concerning LCD Glass Technology. On July 18, 2011, in China, Corning Incorporated filed suit in the Beijing Second Intermediate People’s Court against Hebei Dongxu Investment Group Co., Ltd., which changed its name to Dongxu Group Co., Ltd. (Dongxu) for misappropriation of certain trade secrets related to the fusion draw process for manufacturing glass substrates used in active matrix liquid crystal displays (LCDs). Dongxu has filed an appeal to contest jurisdiction. On July 18, 2011, in Korea, Corning Incorporated and Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) filed suits in the Daejeon District Court against Dongxu, one of its officers, and two other named individuals, for related trade secret misappropriation. Samsung Corning Precision is an equity company between Corning and Samsung Electronics Co., Ltd., which uses Corning LCD glass technology under license agreements with Corning. In these actions, Corning is seeking monetary damages and orders restraining Dongxu from using, disclosing, or permitting others to use, misappropriated Corning LCD glass manufacturing technology. Two of the individuals named in the Korean suit were previously convicted in Seoul Southern District Court on January 22, 2009, for the theft of certain Corning LCD glass technology that was being used by Samsung Corning Precision.

Item 4.    Removed and reserved.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Corning Incorporated common stock is listed on the New York Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The ticker symbol for Corning Incorporated is “GLW.”

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.

	First quarter	Second quarter	Third quarter	Fourth quarter
2011
Price range
High	$23.43	$22.05	$18.72	$15.75
Low	$18.93	$17.20	$11.90	$11.51
2010
Price range
High	$20.85	$21.10	$19.39	$19.69
Low	$16.75	$15.51	$15.45	$17.15

As of December 31, 2011, there were approximately 20,788 record holders of common stock and approximately 631,350 beneficial shareholders.

Between the third quarter of 2007 and the third quarter of 2011, Corning paid a quarterly cash dividend of $0.05 per share on the Company’s common stock. On October 5, 2011, Corning’s Board of Directors declared a 50% increase in the Company’s quarterly common stock dividend. Corning’s quarterly dividend increased from $0.05 per share to $0.075 per share of common stock.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under all of our existing equity compensation plans, including our 2005 Employee Equity Participation Program, our 2003 Equity Plan for Non-Employee Directors, and 2010 Equity Plan for Non-Employee Directors, as of December 31, 2011.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	65,027,000	15.91	47,683,271
Equity compensation plans not approved by security holders	0	0	0
Total	65,027,000	15.91	47,683,271

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

Performance Graph

The following graph illustrates the cumulative total shareholder return over the last five years of Corning’s common stock, the S&P 500 and the S&P Communications Equipment Companies (in which Corning is currently included). The graph includes the capital weighted performance results of those companies in the communications equipment company classification that are also included in the S&P 500.

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2011:

Issuer Purchases of Equity Securities

Period	Number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1-31, 2011	5,651,964	$15.04	5,580,000	$1,415,941,407
November 1-30, 2011	29,280,286	$14.35	29,280,286	$995,755,671
December 1-31, 2011	20,521,498	$13.49	20,482,952	$719,502,944
Total at December 31, 2011	55,453,748	$14.10	55,343,238	$719,502,944

(1)	This column reflects the following transactions during the fiscal fourth quarter of 2011: (i) the deemed surrender to us of 6,765 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 103,745 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 55,343,238 shares of common stock in conjunction with the repurchase program announced in the fourth quarter of 2011.
(2)	On October 5, 2011, we publicly announced authorization to repurchase up to $1.5 billion of our common stock by December 31, 2013.

Item 6.    Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)

	Years ended December 31,
	2011	2010	2009	2008	2007

Results of operations

Net sales	$7,890	$6,632	$5,395	$5,948	$5,860
Research, development and engineering expenses	$671	$603	$563	$627	$565
Equity in earnings of affiliated companies	$1,471	$1,958	$1,435	$1,358	$983
Net income attributable to Corning Incorporated	$2,805	$3,558	$2,008	$5,257	$2,150
Earnings per common share attributable to Corning Incorporated:
Basic	$1.80	$2.28	$1.30	$3.37	$1.37
Diluted	$1.77	$2.25	$1.28	$3.32	$1.34

Cash dividends declared per common share	$0.23	$0.20	$0.20	$0.20	$0.10
Shares used in computing per share amounts:
Basic earnings per common share	1,562	1,558	1,550	1,560	1,566
Diluted earnings per common share	1,583	1,581	1,568	1,584	1,603

Financial position

Working capital	$6,580	$6,873	$3,982	$2,567	$2,782
Total assets	$27,848	$25,833	$21,295	$19,256	$15,215
Long-term debt	$2,364	$2,262	$1,930	$1,527	$1,514
Total Corning Incorporated shareholders’ equity	$21,078	$19,375	$15,543	$13,443	$9,496

Selected data

Capital expenditures	$2,432	$1,007	$890	$1,921	$1,262
Depreciation and amortization	$957	$854	$792	$695	$607
Number of employees	28,800	26,200	23,500	27,000	24,800

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition and results of operations. This discussion includes the following sections:

•	Overview
•	Results of Operations
•	Reportable Segments
•	Liquidity and Capital Resources
•	Environment
•	Critical Accounting Estimates
•	New Accounting Standards
•	Forward-Looking Statements

OVERVIEW

Although Corning’s net income declined in 2011 when compared to 2010, the majority of our segments experienced healthy sales growth, despite the challenging 2011 economic environment. The largest driver of Corning’s sales increase was the robust retail demand for portable display devices that utilize our Corning Gorilla Glass. Our Telecommunications segment also experienced significant sales growth in 2011 due to strong fiber-to-the-premises, enterprise network products, and optical fiber and cable sales. In addition, sales increased 22% in 2011 in our Environmental Technologies segment, reflecting increased demand worldwide for automotive and diesel products. Sales in the Life Sciences segment were higher primarily due to an increase in demand for the segment’s legacy products, combined with the impact of a small acquisition completed in the fourth quarter of 2010. Sales in our Display Technologies segment were only slightly higher in 2011 when compared to the prior year, reflecting volume growth and favorable movements in foreign exchange rates, offset by significantly lower prices. Results in this segment reflect the excess glass capacity in the market, driven by lower than anticipated worldwide glass volume growth in 2011. Corning is addressing the current imbalance between glass supply and demand by reducing worldwide glass capacity in our Display Technologies and Specialty Materials segments by approximately 25%, impacting LCD glass capacity as well as Corning Gorilla Glass capacity.

For the year ended December 31, 2011, we generated net income of $2.8 billion or $1.77 per share compared to net income of $3.6 billion or $2.25 per share for 2010. When compared to last year, the decrease in net income was due largely to the following items:

•

Lower net income in the Display Technologies segment due to a significant decrease in equity earnings from our equity affiliate Samsung Corning Precision, reflecting higher taxes, lower volume and substantial price declines, combined with a decrease in net income in our wholly-owned business, driven by price declines;

•

A decrease in equity earnings from our equity affiliate Dow Corning, primarily due to significantly higher raw materials costs, the absence of non-recurring favorable tax items recorded in 2010 and a sales shift from higher priced, higher margin silicones to lower priced, lower margin silicones. The decrease in equity earnings was offset somewhat by an $89 million gain associated with the resolution of a contract dispute by Hemlock Semiconductor Group against one of its customers relating to enforcement of long-term supply agreements. Hemlock Semiconductor Group is Dow Corning’s consolidated subsidiary that makes high purity polycrystalline silicon for the semiconductor and solar industries;

•	The absence of the benefit of the settlement of business interruption and property damage insurance claims in 2010 impacting our Display Technologies segment in the amount of $324 million (pre-tax);
•

A $130 million impairment charge (pretax) impacting our Specialty Materials segment related to certain assets located in Japan used in the ion exchange process for the production of large cover glass; and

•	An increase in our effective tax rate due to the following:
¡	The absence of the favorable tax impact from the decision to repatriate earnings from certain foreign subsidiaries in 2010 in the amount of $265 million; and
¡	The expiration of tax holidays in Taiwan.

The decrease in net income in 2011 was offset somewhat from the favorable impact of movements in foreign exchange rates in the amount of $219 million, and higher net income in our Telecommunications and Environmental Technologies segments.

Corning remains committed to a strategy of growing through global innovation while preserving our independence. This strategy has served us well. Our key priorities for 2011 were similar to those in prior years: protect our financial health and invest in the future. During 2011, we made the following progress on these priorities:

Financial Health

Our financial position remained sound and we delivered strong cash flows from operating activities. Significant items in 2011 included the following:

•	Our debt to capital ratio at December 31, 2011 was 10%, slightly lower than our debt to capital ratio of 11% at December 31, 2010.
•	Operating cash flow for the year was $3.2 billion.
•	We ended the year with over $5.8 billion of cash and short-term investments.
•	Corning’s Board of Directors declared a 50% increase in the company’s quarterly common stock dividend.
•

We repurchased 55 million shares of common stock for $780 million as part of a repurchase program announced in the fourth quarter. These actions reflect our significant cash balance and the belief that we will continue to achieve strong cash flows in the future.

Investing in our future

We continue to focus on the future and on what we do best – creating keystone components that enable high-technology systems. We remain committed to investing in research, development and engineering to drive innovation. We continue to work on new products, including glass substrates for high performance displays, OLED and LCD applications, diesel filters and substrates, and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers. In addition, in 2011, we increased our focused on wireless solutions for diverse venue applications such as Distributed Antenna Systems, fiber-to-the-cell and antennas. We have increased our research, development and engineering spending to support the advancement of new product attributes for our Corning Gorilla Glass suite of products. We will continue to focus on adjacent glass opportunities, including products such as glass substrates for thin-film photovoltaics in solar applications, which leverage existing materials or manufacturing processes.

Our research, development and engineering expenditures increased by $68 million in 2011 when compared to 2010, but remained relatively constant as a percentage of net sales. We believe our spending levels are appropriate to support our technology and innovation strategies.

Capital spending increased significantly in 2011 when compared to 2010, largely as a result of several multi-year investment plans announced in 2010 that will increase manufacturing capacity in several of our reportable segments. Specifically, the increase in spending in 2011 was driven by construction costs for an LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning Gorilla Glass in Japan. Capital expenditures in 2011 also include spending in the Environmental Technologies segment to expand its existing automotive substrate facilities in Shanghai, China and Kaiserslautern, Germany, and in the Life Sciences segment to establish a manufacturing and distribution facility in WuJiang, China. Total capital expenditures for 2011 were $2.4 billion. In 2011, approximately $1.3 billion was invested in our Display Technologies segment and approximately $348 million was invested in our Specialty Materials segment.

We expect our 2012 capital spending to be about $1.8 billion. Approximately $800 million will be allocated to our Display Technologies segment, of which approximately $400 million will be related to 2011 capital projects.

Corporate Outlook

Corning expects moderate sales growth in 2012, led by an increase in demand in our Telecommunications and Environmental Technologies segments. We believe worldwide demand for LCD glass in 2012 will increase from 3.2 billion square feet to approximately 3.6 billion square feet when compared to 2011, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes, coupled with growth in the personal computer market. We expect cumulative double-digit price declines in our Display segment over the two-quarter period beginning in the fourth quarter of 2011. We are hopeful that sequential quarterly price declines in 2012 will be moderate. Net income will be negatively impacted by lower equity earnings from our equity affiliate Dow Corning, driven by lower demand and price declines in both silicone products and at Hemlock Semiconductor Group, Dow Corning’s consolidated subsidiary that makes high purity polycrystalline silicon for the semiconductor and solar industries. We may take advantage of acquisition opportunities that support the long-term strategies of our businesses. We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):

				% change
	2011	2010	2009	11 vs. 10	10 vs. 09

Net sales	$7,890	$6,632	$5,395	19	23

Gross margin	$3,566	$3,049	$2,093	17	46
(gross margin %)	45%	46%	39%

Selling, general and administrative expense	$1,033	$1,015	$881	2	15
(as a % of net sales)	13%	15%	16%

Research, development and engineering expenses	$671	$603	$563	11	7
(as a % of net sales)	9%	9%	10%

Restructuring, impairment and other charges (credits)	$129	$(329)	$228	*	*
(as a % of net sales)	2%	(5)%	4%

Asbestos litigation charge (credit)	$24	$(49)	$20	*	*
(as a % of net sales)	0%	(1)%	0%

Equity in earnings of affiliated companies	$1,471	$1,958	$1,435	(25)	36
(as a % of net sales)	19%	30%	27%

Income before income taxes	$3,213	$3,845	$1,934	(16)	99
(as a % of net sales)	41%	58%	36%

(Provision) benefit for income taxes	$(408)	$(287)	$74	42	(488)
(as a % of net sales)	(5)%	(4)%	1%

Net income attributable to Corning Incorporated	$2,805	$3,558	$2,008	(21)	77
(as a % of net sales)	36%	54%	37%

*	The percentage change calculation is not meaningful.

Net Sales

Net sales in 2011 increased 19% when compared to the prior year, due to sales growth in all of our segments, with the largest increases occurring in the Specialty Materials, Telecommunications and Environmental segments. Sales in the Specialty Materials segment increased by 86%, due to the strong demand for Corning Gorilla Glass that is used as cover glass in portable handheld display devices, tablets and notebook computers. Telecommunications segment sales increased due to strength across all of their product lines, most significantly in optical fiber and cable and fiber-to-the-premises products. Sales in the Environmental Technologies segment were higher, driven by higher demand for our diesel products. Additionally, the net positive impact of movements in foreign exchange rates impacted sales in the amount of $345 million.

Net sales in 2010 increased 23% due to higher sales in all of our segments when compared to 2009, driven by volume growth in all of our segments and from the net positive impact of movements in foreign exchange rates. We saw demand increase for all of our LCD products, led by strong growth of LCD televisions outside of the United States. Sales in our Specialty Materials segment in 2010 increased 75% when compared to 2009, due to strong demand for Corning Gorilla Glass products. Sales were also strong in both our Environmental Technologies and Life Sciences segments, up 38% and 39%, respectively.

In 2011, net sales into international markets accounted for 78% of net sales. For 2010 and 2009, net sales into international markets accounted for 74% and 76%, respectively, of net sales.

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

Gross Margin

For 2011, gross margin dollars increased when compared to 2010, but declined slightly as a percentage of sales. Improvements in gross margin were driven by the impact of strong sales in the Specialty Materials segment, along with volume increases and manufacturing efficiency gains in the Environmental Technologies segment. Offsetting these gains was the impact of significant price declines in our Display Technologies segment.

For 2010, gross margin dollars and as a percentage of net sales increased significantly when compared to 2009, due primarily to the impact of volume increases in the Display Technologies segment, offset somewhat by price declines. Improvements were also driven by strong sales in the Environmental Technologies and Specialty Materials segments, as well as cost reduction efforts and manufacturing efficiency improvements.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for 2011 increased slightly when compared to 2010, due primarily to an increase in salaries, partially as a result of three small acquisitions completed within the past 15 months, offset by an adjustment to performance-based compensation costs and a credit of $27 million resulting from a reduction in a contingent liability associated with an acquisition recorded in the first quarter of 2011. As a percentage of net sales, selling, general, and administrative expenses in 2011 were down considerably when compared to 2010, because the rate of increase in sales exceeded the rate of increase in spending for selling, general, and administrative costs.

Selling, general, and administrative expenses for 2010 were up when compared to 2009, due primarily to higher compensation-related costs and the costs of integrating new businesses, offset by the impact of restructuring actions completed in 2009. As a percentage of net sales, selling, general, and administrative expenses in 2010 were down slightly when compared to 2009, because the rate of increase in sales exceeded the rate of increase in spending for selling, general, and administrative costs.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; sales commissions; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

Research, development and engineering expenses for 2011 increased by $68 million to $671 million in 2011 when compared to 2010, but remained relatively constant as a percentage of net sales. Corning’s research, development and engineering expenses are currently focused on our Specialty Materials and Telecommunications segments as we strive to capitalize on growth opportunities in those segments. We believe our spending levels are adequate to support our technology and innovation strategies.

Research, development and engineering expenses increased by $40 million in 2010 when compared to 2009, but declined slightly as a percentage of net sales. Increased spending in 2010 was driven primarily by the Display Technologies, Environmental Technologies and Telecommunications segments.

Restructuring, Impairment, and Other Charges and Credits

Corning recorded restructuring, impairment, and other charges and credits in 2011, 2010 and 2009, which affect the comparability of our results for the periods presented. A description of those charges and credits follows:

2011 Activity

In the fourth quarter of 2011, Corning recorded an impairment charge in the amount of $130 million related to certain assets located in Japan used in the ion exchange process for the production of large cover glass. Large cover glass is primarily used as a cover sheet of strengthened glass for frameless (bezel-less) LCD displays. The large cover glass impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their relative fair market values as of the date of impairment. This asset group includes machinery and equipment used in the ion exchange process and facilities dedicated to the ion exchange process. Additional information on the asset impairment is found in Note 9 (Property, Net of Accumulated Depreciation) and Note 16 (Fair Value Measurements) to the Consolidated Financial Statements.

2010 Activity

In the fourth quarter of 2010, we recorded $324 million in other credits as settlement of business interruption and property damage insurance claims resulting from two events which impacted production at several of our LCD glass manufacturing facilities. In August 2009, an earthquake halted production at one of our LCD glass manufacturing facilities in Japan and in October 2009, production at our facility in Taichung, Taiwan was impacted by a power disruption.

2009 Activity

In response to anticipated lower sales in 2009, we recorded charges of $228 million primarily for a corporate-wide restructuring plan to reduce our global workforce. The charges included costs for severance, special termination benefits, outplacement services, and the impact of a $32 million curtailment loss for postretirement benefits in 2009. Total cash expenditures associated with these actions were approximately $150 million, with the majority of spending for employee-related costs completed by 2010 and payments for exit activities substantially completed by the end of 2011. Annualized savings from these actions are about $224 million and are reflected largely in cost of sales and selling, general, and administrative expenses.

Asbestos Litigation

In 2011, we recorded an increase to our asbestos litigation liability of $24 million compared to a net decrease in 2010 of $49 million. The net decrease in 2010 was due primarily to a $54 million decrease to our estimated liability for asbestos litigation that was recorded in the first quarter of 2010, as a result of the change in terms of the proposed settlement of the PCC asbestos claims. For the remainder of 2010, we recorded net credit adjustments to our asbestos litigation liability of $5 million to reflect the change in value of the estimated settlement liability. In 2009, we recorded an increase to our asbestos litigation liability of $20 million.

Our asbestos litigation liability was estimated to be $657 million at December 31, 2011, compared with an estimate of $633 million at December 31, 2010. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the proposed Amended PCC Plan is ultimately effective, and a portion of the obligation fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

See Legal Proceedings for additional information about this matter.

Equity in Earnings of Affiliated Companies, Net of Impairments

The following provides a summary of equity earnings of affiliated companies, net of impairments (in millions):

	Years ended December 31,
	2011	2010	2009

Samsung Corning Precision	$1,031	$1,473	$1,115
Dow Corning	404	444	287
All other	36	41	33
Total equity earnings	$1,471	$1,958	$1,435

Equity earnings of affiliated companies decreased in 2011, reflecting lower earnings performance at both Samsung Corning Precision and at Dow Corning, when compared to last year.

The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of the performance of the Display Technologies segment and in All Other.

Equity earnings from Dow Corning were lower in 2011 when compared to 2010. The decline in equity earnings was largely due to the following items:

•	An increase in raw material costs of slightly above $100 million;
•	A sales shift from higher priced, higher margin silicones to lower priced, lower margin silicones; and
•	A decrease in advanced energy manufacturing tax credits.

The decrease in equity earnings from Dow Corning was partially offset by a gain in the amount of $89 million associated with the resolution of a contract dispute by Dow Corning’s consolidated subsidiary, Hemlock Semiconductor Group (Hemlock), a producer of high purity polycrystalline silicon for the semiconductor and solar industries, against one of its customers relating to enforcement of long-term supply agreements.

In the second half of 2011, Dow Corning began experiencing unfavorable industry conditions at Hemlock. Declines in governmental subsidies in the solar panel industry, especially in Europe, and over-capacity at all levels of the solar supply chain led to significant declines in polycrystalline spot prices. The decline in spot prices was large enough to potentially induce Hemlock customers to default on their long term contracts. In response, Hemlock modified a number of sales agreements to provide temporary pricing relief while preserving the long-term favorable relationships with its customers. In addition, Hemlock decided to delay certain plant expansion activities until market conditions for polycrystalline silicon have improved. Prices for polycrystalline silicon are expected to remain at these substantially lower levels throughout 2012, negatively impacting profitability at Hemlock and resulting in lower equity earnings from Dow Corning in 2012 when compared to 2011.

The increase in equity earnings from Dow Corning in 2010 when compared to 2009 was primarily due to the following items:

•	An increase in sales of 18%, resulting from strength in Dow Corning’s traditional silicone products and improved volume at Hemlock;
•

The positive impact of advanced energy manufacturing tax credits approved by the U.S. government for Dow Corning’s manufacturing expansion projects that support the solar industry. Corning’s share of these credits was $21 million;

•	The release of valuation allowances on foreign deferred tax assets. The impact to Corning was $26 million; and
•	The absence of restructuring charges in the amount of $29 million recorded in 2009 for our share of costs associated with Dow Corning’s global workforce reduction.

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2011	2010	2009

Royalty income from Samsung Corning Precision	$219	$265	$232
Foreign currency transaction and hedge losses, net	(43)	(22)	(54)
Loss on retirement of debt		(30)
Net realized losses of available-for-sale securities		(2)	(2)
Net loss (income) attributable to noncontrolling interests	3	2	(6)
Other, net	(61)	(29)	1
Total	$118	$184	$171

Income Before Income Taxes

In addition to the items identified under Gross margin, Restructuring, impairment and other charges (credits), Asbestos litigation charge (credit), and Other income, net, movements in foreign exchange rates also impacted results for the years presented. In 2011, Income before income taxes included $256 million from the positive impact of movements in foreign exchange rates when compared to 2010. In 2010, Income before income taxes included $229 million for the positive impact of movements in foreign exchange rates when compared to the previous year.

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes and the related effective income tax rates were as follows (in millions):

	Years ended December 31,
	2011	2010	2009
Provision (benefit) for income taxes	$408	$287	$(74)
Effective tax rate	12.7%	7.5%	(3.8)%

The effective income tax rate for 2011 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions; and
•	A $41 million tax benefit from amending our 2006 U.S. Federal return to claim foreign tax credits.

The effective income tax rate for 2010 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of excess foreign tax credits from repatriation of current year earnings of certain foreign subsidiaries; and
•	The impact of the reversal of the deferred tax assets associated with a tax exempt subsidy attributable to our other postretirement benefits liability.

The effective income tax rate (benefit) for 2009 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies;
•	The benefit of tax holidays and investment credits in foreign jurisdictions;
•	The benefit of the U.S. Research and Experimentation tax credit for years 2005-2009;
•	The benefit of recording additional deferred tax assets for a tax exempt subsidy attributable to our OPEB liability; and
•	The impact of the net increase in valuation allowances due to changes in judgment on the realizability of certain state and foreign deferred tax assets.

Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other foreign net operating loss carry forwards and federal and state tax credits, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. U.S. profits of approximately $7.8 billion will be required to fully realize the deferred tax assets as of December 31, 2011. Of that amount, $4.2 billion of U.S. profits will be required over the next 14 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards. The remaining deferred tax assets will be realized as the underlying temporary differences reverse over an extended period. The amount of U.S. and foreign deferred tax assets that had valuation allowances at December 31, 2011 and 2010 was $219 million and $214 million, respectively.

We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2011, taxes have not been provided on approximately $10.8 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 2.0, 3.1 and 7.3 percentage points for 2011, 2010 and 2009, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements for further details regarding income tax matters.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):

	Years ended December 31,
	2011	2010	2009

Net income attributable to Corning Incorporated	$2,805	$3,558	$2,008
Basic earnings per common share	$1.80	$2.28	$1.30
Diluted earnings per common share	$1.77	$2.25	$1.28
Shares used in computing per share amounts
Basic earnings per common share	1,562	1,558	1,550
Diluted earnings per common share	1,583	1,581	1,568

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies - manufactures glass substrates for flat panel liquid crystal displays.
•	Telecommunications - manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
•

Environmental Technologies - manufactures ceramic substrates and filters for automotive and diesel applications. This reportable segment is an aggregation of our Automotive and Diesel operating segments as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

•	Specialty Materials - manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences - manufactures glass and plastic consumables for scientific applications.

All other reportable segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other”. This group is primarily comprised of development projects and results for new product lines.

We prepared the financial results for our segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income. We have allocated certain common expenses among our reportable segments differently than we would for stand-alone financial information. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Effective January 1, 2009, we began providing U.S. income tax expense (or benefit) on U.S. earnings (losses) due to the change in our conclusion about the realizability of our U.S. deferred tax assets in 2008. As a result of the change in our tax position, we adjusted the allocation of taxes to our reportable segments in 2009 to reflect this difference. The impact of changing our allocation methodology was not significant.

Display Technologies

(dollars in millions):

				% change
	2011	2010	2009	11 vs. 10	10 vs. 09

Net sales	$3,145	$3,011	$2,426	4	24
Equity earnings of affiliated companies	$1,027	$1,452	$1,102	(29)	32
Net income	$2,349	$2,993	$1,992	(22)	50

2011 vs. 2010

The end market for LCD televisions was up slightly, with unit growth rates remaining consistent with or exceeding our expectations across all geographic regions. Additionally, larger-sized LCD televisions were the fastest growing size category in 2011 and have resulted in area growth rates that were even higher than unit growth rates. However, because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry are key factors in Corning’s sales volume. While end market demand continues to grow in all LCD applications, inventory levels within the LCD supply chain have not kept pace with this growth, and have, in fact, declined in absolute terms during 2011 when compared to 2010, resulting in lower volume and excess capacity in the supply chain. As a result, Corning announced in the fourth quarter of 2011 that it would reduce capacity at our wholly-owned business by delaying the start-up of new glass melting tanks, as well as postponing the relight of tanks that were removed from service for normal repair. Our equity affiliate, Samsung Corning Precision, took similar actions in the fourth quarter of 2011.

The slight increase in net sales in the Display Technologies segment in 2011, compared to 2010, was driven primarily by the favorable impact of approximately $300 million from movements in foreign exchange rates. Net sales of this segment are denominated in Japanese yen and, as a result, are susceptible to movements in the U.S. dollar-Japanese yen exchange rate. Volume growth in 2011 was more than offset by price declines, when compared to 2010.

When compared to 2010, the decrease in equity earnings from Samsung Corning Precision in 2011 reflected volume and price declines, offset somewhat by the favorable impact of approximately $120 million from movements in foreign exchange rates. Equity earnings of Samsung Corning Precision are impacted by movements in both the U.S. dollar - Japanese yen and U.S. dollar - Korean won exchange rates. The impact of the supply chain contraction and excess capacity has been more severe in Korea, resulting in higher price and volume declines at Samsung Corning Precision than at our wholly-owned business. Additionally, in the fourth quarter of 2011, although Samsung Corning Precision significantly reduced its glass pricing in light of the current state of glass supply in the industry, it did not recover market share that was lost in the third quarter. Due to these market dynamics, Samsung Corning Precision reduced its glass melting capacity, as described above. Equity earnings were also negatively impacted by higher taxes due to the partial expiration of a Korean tax holiday and the absence of a $61 million credit for our share of a revised tax holiday calculation agreed to by the Korean National Tax service recorded in 2010.

When compared to 2010, the decrease in net income in the Display Technologies segment in 2011 reflects the impact of lower equity earnings, price declines and a decrease in royalty income, partially offset by improved manufacturing efficiency and the favorable impact of approximately $230 million from foreign exchange rate movements. Net income was also negatively impacted by the absence of a pre-tax credit recorded in 2010 in the amount of $324 million as settlement of business interruption and property damage insurance claims.

A number of Corning’s patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generates royalty income. Royalty income from Samsung Corning Precision decreased in 2011, when compared to 2010, reflecting the decline in sales volume at Samsung Corning Precision. Corning and Samsung Corning Precision have agreed that, for a five-year period commencing December 1, 2011, the applicable royalty rate will be reduced by approximately 50% compared to the prior five years. Refer to Note 7 (Investments) to the Consolidated Financial Statements for more information about related party transactions.

2010 vs. 2009

The increase in net sales in 2010 when compared to 2009 reflected an increase in volume of more than 25% and the positive impact of $179 million from movements in foreign exchange rates, offset by price declines of 8%. Volume gains in 2010 were led by strong growth in demand for LCD televisions outside of the United States, coupled with a replenishment of this industry’s supply chain.

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

When compared to 2009, the increase in net income in 2010 primarily reflects the impact of the volume increases described above at both our wholly-owned business and Samsung Corning Precision and the impact of an insurance settlement for business interruption and property damage insurance claims, partially offset by price declines. The insurance settlement relates to two events in 2009 which impacted production at our LCD glass manufacturing facilities. In August 2009, an earthquake halted production at one of our LCD glass manufacturing facilities in Japan and, in October 2009, production at our facility in Taichung, Taiwan was impacted by a power disruption. We recorded a pre-tax credit in 2010 in the amount of $324 million as settlement of business interruption and property damage insurance claims related to these two events. Results also improved due to the absence of $31 million of restructuring charges impacting 2009 net income. Net income included royalty income from Samsung Corning Precision that was higher in 2010 when compared to 2009, reflecting the improvements in sales volume at Samsung Corning Precision. Net income in 2010 also includes the favorable impact of $182 million from movements in foreign exchange rates when compared to 2009.

Other Information

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan, China and Taiwan. In 2011, four customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 77% of total segment sales. For 2010 and 2009, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 72% and 62%, respectively, of total segment sales when totaled. Our customers face the same global economic dynamics as we do in this market. While we are not aware of any significant customer credit issues, our near-term sales and profitability would be impacted if any of these significant customers were unable to continue to purchase our products.

In addition, Samsung Corning Precision’s sales are concentrated across a small number of its customers. In 2011, 2010 and 2009, sales to two LCD panel makers located in Korea accounted for approximately 93% of Samsung Corning Precision sales in each of those three years.

Corning has invested heavily to expand capacity to meet the projected demand for LCD glass substrates. In 2011, 2010 and 2009, capital spending in this segment was $1.3 billion, $497 million, and $552 million, respectively. We expect capital spending for 2012 to be approximately $800 million, of which approximately $400 million will be related to spending from 2011 capital projects.

In 2005 and 2004, several of Corning’s customers entered into long-term purchase and supply agreements in which Corning’s Display Technologies segment would supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to advance cash deposits to Corning for a portion of the contracted glass to be purchased. We received our last deposit of $105 million in July 2007 and do not expect to receive additional deposits related to these agreements. During 2011, 2010 and 2009, we issued $28 million, $83 million, and $253 million, respectively, in credits that were applied to customer receivable balances when payments were due. As of December 31, 2011, no additional deposits have been received and all amounts previously owed as credits have been applied to customer receivable balances when payments were due. Refer to Note 11 (Other Liabilities) to the Consolidated Financial Statements for additional information.

Outlook:

We expect the overall LCD glass retail market to increase from 3.2 billion square feet in 2011 to approximately 3.6 billion square feet in 2012. We believe that the long-term market drivers will be LCD television growth, driven by growth of larger-sized LCD televisions and increased demand in emerging regions, as well as continued growth in the personal computer market.

In the first quarter of 2012, we expect volume at our wholly-owned business to be consistent with the fourth quarter of 2011. We anticipate volume at Samsung Corning Precision to be flat to down in the double-digits, depending upon the outcome of negotiations with a key customer, when compared to the fourth quarter of 2011. We expect cumulative double-digit price declines over the two-quarter period beginning in the fourth quarter of 2011.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things. We are cautious about the potential negative impacts that economic conditions, particularly a global economic recession, excess market capacity and world political tensions could have on consumer demand. While the industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth. Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time. We may incur further charges in this segment to reduce our workforce and consolidate capacity. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications

(dollars in millions):

				% change
	2011	2010	2009	11 vs. 10	10 vs. 09

Net sales:
Optical fiber and cable	$1,051	$878	$909	20	(3)
Hardware and equipment	1,021	834	768	22	9

Total net sales	$2,072	$1,712	$1,677	21	2

Net income	$195	$98	$19	99	416

2011 vs. 2010

In 2011, net sales of the Telecommunications segment increased when compared to 2010 due to higher sales in all of the segment’s product lines, led by fiber-to-the-premises, optical fiber and cable, and enterprise network products. Sales of fiber-to-the-premises products increased 39%, driven by initiatives in Canada, Europe and Australia. Optical fiber and cable sales growth reflected record volume, moderating price declines and an increase in sales of premium products. Sales also increased due to a small acquisition completed in the first quarter of 2011 and the positive impact from movements in foreign exchange rates in the amount of $20 million.

The increase in net income in 2011 when compared to 2010 reflects higher volume across all product lines and an increase in sales of higher margin products, coupled with a credit in the amount of $27 million for the decrease in a contingent liability associated with a first quarter acquisition. The increase in net income was offset slightly by the impact of higher raw materials and project costs associated with our initiatives in Australia and Europe. Movements in foreign exchange rates did not have a significant impact on the comparability of net income for the periods presented.

The Telecommunications segment has a concentrated customer base. In 2011, one customer of the Telecommunications segment accounted for 12% of total segment net sales. In 2010, one customer of the Telecommunications segment accounted for 15% of total segment net sales. In 2009, one customer of the Telecommunications segment accounted for 12% of total segment net sales.

2010 vs. 2009

Net sales for the segment were up when compared to 2009. Higher sales of enterprise network products and optical fiber and cable in North America and Europe were offset somewhat by lower sales of fiber-to-the-premises products and optical fiber and cable products in Asia, as well as the absence of sales from two businesses sold in 2009. Sales from the two businesses sold totaled $49 million. Net sales in 2010 were negatively impacted by $11 million from movements in foreign exchange rates, when compared to 2009.

The increase in net income in 2010 reflected the absence of restructuring charges from 2009, volume strength in enterprise network products, and the impact of improved manufacturing efficiency and cost reduction efforts. Net income of this segment in 2009 included $42 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce. Net income in 2010 includes the favorable impact of $10 million from movements in foreign exchange rates, when compared to 2009.

Outlook:

We expect another strong year of sales growth in the Telecommunications segment in 2012, driven by an increase in global demand for our optical fiber and cable, fiber-to-the-premises and enterprise network products. In the first quarter of 2012, we expect net sales of this segment to increase between 5% and 10% when compared to the fourth quarter of 2011.

Changes in our customers’ expected deployment plans, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect sales levels. Should these plans not occur at the pace anticipated, our sales and earnings would be adversely affected.

Environmental Technologies

(dollars in millions):

				% change
	2011	2010	2009	11 vs. 10	10 vs. 09

Net sales:
Automotive	$476	$462	$360	3	28
Diesel	522	354	230	47	54

Total net sales	$998	$816	$590	22	38

Net income (loss)	$121	$43	$(42)	181	*

*	The percentage change calculation is not meaningful.

2011 vs. 2010

When compared to 2010, net sales in the Environmental Technologies segment increased in 2011, primarily due to higher sales of diesel products. The increase was driven by an increase in truck production in the United States, implementation of European governmental regulations on light duty diesel vehicles, and the first stages of the implementation of off-road vehicle regulations in the United States. Sales of our automotive products also increased slightly in 2011, when compared to 2010, reflecting the continuing growth of worldwide automotive production. Net sales of this segment in 2011 were positively impacted by $13 million due to movements in foreign exchange rates when compared to 2010.

Net income in 2011 increased 181%, when compared to 2010, due to higher sales volume for our diesel products, combined with reduced air freight expense and improved manufacturing performance in both diesel and automotive product lines. The increase in net income was slightly offset by higher depreciation and project costs on manufacturing capacity expansion. Movements in foreign exchange rates negatively impacted the results of this segment in the amount of $3 million when compared to 2010.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers. For 2011, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 85% of total segment sales. For 2010, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment sales, accounted for 86% of total segment sales. For 2009, net sales to those same three customers accounted for 85% of total segment sales. While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

2010 vs. 2009

Net sales for the Environmental Technologies segment in 2010 were up 38% when compared to 2009 and reflected higher volumes of both automotive and diesel products, offset somewhat by unfavorable foreign exchange rate movements. In 2009, automotive vehicle sales declined with the worldwide recession and production was significantly below vehicle sales volumes as manufacturers and dealers decreased inventories. In 2010, as automotive markets in the United States and Europe improved and China continued to expand, manufacturers and dealers increased inventories and production levels, resulting in a 25% increase in automotive production when compared to 2009. Diesel product sales increased 54% reflecting an improvement in the truck market in the United States and implementation of governmental regulations in Europe. Net sales of this segment in 2010 were negatively impacted by $11 million due to movements in foreign exchange rates when compared to 2009.

Net income in 2010 increased due to higher sales volumes and improvements in manufacturing performance, offset somewhat by higher freight costs, when compared to 2009. Net income in 2010 also reflected the absence of restructuring charges in comparison to the previous year. In 2009, net loss of this segment included $28 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce in response to anticipated lower sales in 2009. Net income in 2010 included the negative impact of $9 million from movements in foreign exchange rates when compared to 2009.

Outlook:

We expect net sales of this segment to continue to be strong in 2012, due to strong growth in demand for diesel products in the United States freight market and related truck production, and continued implementation of governmental regulations of non-road regulations in the United States and Europe. In the first quarter of 2012, we expect net sales of this segment to be up slightly when compared to the fourth quarter of 2011.

Specialty Materials

(dollars in millions):

				% change
	2011	2010	2009	11 vs. 10	10 vs. 09
Net sales	$1,074	$578	$331	86	75
Net loss	$(36)	$(32)	$(54)	*	*

*	The percentage change calculation is not meaningful.

2011 vs. 2010

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

Net sales in 2011 increased significantly in the Specialty Materials segment, driven by sales of Corning Gorilla Glass, which more than doubled when compared to last year, and a modest increase in semiconductor optics and aerospace and defense products. Movements in foreign exchange rates did not significantly impact net sales of this segment in 2011. Sales of Corning Gorilla Glass increased considerably, especially during the first nine months of the year, due to a combination of strong retail demand for handheld display devices, tablets and notebook computers, and increased usage of our glass on these devices. Although sales of Corning Gorilla Glass used in our large cover glass products increased in 2011 when compared to 2010, sales were significantly below our expectations in 2011 and are expected to be lower than forecasted in 2012. As a result, certain assets located in Japan used in the ion exchange process for the production of large cover glass were impaired in the fourth quarter of 2011. This asset group includes machinery and equipment used in the ion exchange process and facilities dedicated to the ion exchange process. The Specialty Materials segment reduced capacity for its Corning Gorilla Glass products, including the impairment of large cover glass assets, in the fourth quarter of 2011 as part of Corning’s worldwide capacity reduction of approximately 25%.

The slight increase in net loss in 2011 when compared to 2010 was driven by the large cover glass asset impairment charge in the amount of $130 million (pre-tax), offset by the considerable increase in sales volume of our Corning Gorilla Glass used in handheld display devices, tablets and notebook computers. Net income was also impacted somewhat by declines in manufacturing efficiency caused primarily by start-up costs for large cover glass and glass tank conversions necessary to increase manufacturing capacity for Corning Gorilla Glass in 2011, as well as the negative impact of movements in foreign exchange rates in the amount of $22 million.

For 2011, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 42% of total segment sales. For 2010, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 43% of total segment sales. In 2009, there were no individual customers that accounted for 10% or more of this segment’s net sales.

2010 vs. 2009

Net sales increased in 2010 due to higher sales of Corning Gorilla Glass and an increase in sales of display components and semiconductor optics and components when compared to 2009. Sales of Corning Gorilla Glass increased as the Company moved to capitalize on market opportunities for this product.

The lower net loss in 2010 was driven by higher sales of our Corning Gorilla Glass products and the absence of restructuring charges, offset somewhat by the costs associated with adding capacity. The net loss in 2009 includes $17 million of restructuring charges for the Company’s corporate-wide restructuring plan to reduce its global workforce. In 2010, movements in foreign exchange rates did not significantly impact net sales or net income of this segment.

Outlook:

For 2012, we expect sales of this segment to be led by Corning Gorilla Glass. In the first quarter of 2012, we expect net sales to be up slightly driven by Corning Gorilla Glass, when compared to the fourth quarter of 2011.

Life Sciences

(dollars in millions):

				% change
	2011	2010	2009	11 vs. 10	10 vs. 09

Net sales	$595	$508	$366	17	39
Net income	$61	$60	$39	*	54

*	The percentage change calculation is not meaningful.

2011 vs. 2010

Net sales in 2011 increased when compared to 2010 due to a small acquisition completed in the fourth quarter of 2010 and higher sales in the segment’s existing product lines. Net sales in 2011 include the favorable impact of $7 million from movements in foreign exchange rates when compared to 2010.

Net income in 2011 was consistent with 2010, reflecting costs for manufacturing expansion projects, higher raw materials costs and the impact of the integration of the acquisition completed in 2010, offset by modest volume and price increases. Net income of this segment was positively impacted by $4 million due to movements in foreign exchange rates when compared to the prior year.

For 2011, two customers in the Life Sciences segment which individually accounted for more than 10% of total segment net sales collectively accounted for 39% of total segment sales. For 2010, two customers in the Life Sciences segment which individually accounted for more than 10% of total segment net sales collectively accounted for 37% of total segment sales. For 2009, two customers in the Life Sciences segment which individually accounted for more than 10% of total segment net sales collectively accounted for 45% of total segment sales.

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

The improvement in net income in 2010 reflected the sales increases as described above, offset somewhat by higher cost of materials and expenses associated with the integration of Axygen. Net income for 2010 also reflected the absence of restructuring charges when compared to 2009. For 2009, net income of this segment included $8 million of restructuring charges associated with the Company’s corporate-wide restructuring plan. Movements in foreign exchange rates did not significantly impact the net sales or net income for this operating segment.

Outlook:

Sales of the Life Sciences segment for 2012 are expected to be strong, primarily due to an increase in organic sales and the impact of a small acquisition completed in the fourth quarter of 2011. In the first quarter of 2012, we expect net sales to be up approximately 10% when compared to the fourth quarter of 2011, driven partially by the impact of a full quarter of results for the small acquisition completed at the end of the fourth quarter of 2011.

All Other

(dollars in millions):

				% change
	2011	2010	2009	11 vs. 10	10 vs. 09

Net sales	$6	$7	$5	(14)	40
Research, development and engineering expenses	$98	$114	$125	(14)	(9)
Equity earnings of affiliated companies	$15	$45	$32	(67)	41
Net loss	$(78)	$(75)	$(80)	*	*

*	The percentage change calculation is not meaningful.

All Other includes all other segments that do not meet the quantitative threshold for separate reporting. This group is primarily comprised of development projects that involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass. This segment also includes results for certain corporate investments such as Samsung Corning Precision’s non-LCD glass businesses, Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products, and Corsam Technologies LLC (Corsam), an equity affiliate established between Corning and Samsung Corning Precision to provide glass technology research. Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information about Samsung Corning Precision and related party transactions.

2011 vs. 2010

The increase in net loss in 2011 when compared to 2010 in this segment was driven by lower equity earnings from Samsung Corning Precision’s non-LCD glass businesses, partially offset by lower research, development and engineering expenses.

2010 vs. 2009

The decrease in the net loss in this segment for 2010 is primarily due to improved equity earnings from corporate investments and lower operating costs, offset by the costs of exiting our synthetic green laser program and the start-up costs for new business development projects.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure during 2011 and 2010:

•

On October 5, 2011, Corning’s Board of Directors approved the repurchase of up to $1.5 billion of common stock between the date of the announcement and December 31, 2013. We repurchased 55 million shares of common stock for $780 million in the fourth quarter of 2011 as part of this program.

•

In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $635 million when translated to United States dollars. Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”). Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due five years from the date of the first advance. Amounts borrowed are being used to finance capital expenditures related to the construction of a LCD glass substrate facility in Beijing, China. During 2011, Corning borrowed approximately $120 million on this credit facility.

•	In the fourth quarter of 2010, we completed the following debt-related transactions:
¡

We borrowed $1.1 billion under our revolving credit facility. Corning used the funds in connection with a previously announced plan to repatriate approximately $1.1 billion to the United States. The borrowing was repaid in full on December 16, 2010.

¡	We exercised our option to repurchase $100 million of 6.05% senior unsecured notes due June 15, 2015 at par. The net carrying amount of the debt repurchased was $100 million.
•	In the fourth quarter of 2010, we received a special dividend of almost $900 million, net of applicable withholding taxes, from our equity affiliate Samsung Corning Precision.
•	In the third quarter of 2010, we completed the following debt-related transactions:
¡

We issued $400 million of 5.75% senior unsecured notes that mature on August 15, 2040 and $300 million of 4.25% senior unsecured notes that mature on August 15, 2020. The net proceeds of $689 million from the offering were used to fund the repurchase of debt securities and for general corporate purposes.

¡

We repurchased $126 million of our 6.2% senior unsecured notes due 2016 and $100 million of our 5.9% senior unsecured notes due 2014 and recognized a pre-tax loss of $30 million upon the early redemption of these notes.

•	In the first quarter of 2010, we repaid $58 million of debt, which included the redemption of $48 million principal amount of our 6.25% notes due February 18, 2010.

On October 5, 2011, Corning’s Board of Directors declared a 50% increase in the company’s quarterly common stock dividend. Corning’s quarterly dividend increased from $0.05 per share to $0.075 per share.

In December 2010, we amended and restated our revolving credit facility to provide a $1.0 billion committed, unsecured multi-currency revolving line of credit through December 2015. The facility includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2011 and 2010, we were in compliance with both financial covenants.

Capital Spending

Capital spending totaled $2.4 billion, $1.0 billion and $0.9 billion in 2011, 2010 and 2009, respectively. Capital spending increased significantly in 2011 when compared to 2010 and 2009, driven largely by several multi-year investment plans announced in 2010 that will increase manufacturing capacity in several of our reportable segments. Specifically, the increase in spending in 2011 was driven by construction costs for an LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning Gorilla Glass in Japan. We expect our 2012 capital spending to be about $1.8 billion. Approximately $800 million will be allocated to our Display Technologies segment, of which approximately $400 million will be related to 2011 capital projects.

Cash Flows

Summary of cash flow data (in millions):

	Years ended December 31,
	2011	2010	2009

Net cash provided by operating activities	$3,189	$3,835	$2,077
Net cash used in investing activities	$(2,056)	$(1,769)	$(1,370)
Net cash used in financing activities	$(980)	$(2)	$(15)

2011 vs. 2010

Net cash provided by operating activities decreased in 2011 when compared to 2010, driven largely by a non-recurring special dividend of almost $900 million received from Samsung Corning Precision in 2010 and a decrease in cash from changes in working capital. Additionally, in 2011, we received $66 million for the remainder of the settlement of business interruption and property damage insurance claims, a decrease of $193 million from the amount we received in 2010 as partial payment for these claims. These negative events were partially offset by a $350 million decrease in contributions to our defined benefit pension plans in 2011.

Net cash used in investing activities was higher in 2011 when compared to 2010 due to an increase in capital spending and two small acquisitions completed in 2011. Capital spending was driven primarily by capacity projects to support growth in demand in our Display Technologies and Specialty Materials segments. The increase in net cash used in investing activities was partially offset by higher cash received from short-term investments liquidations.

Net cash used in financing activities increased in 2011 when compared to 2010, driven by common stock repurchases and an increase in our dividend rate from $0.05 per share to $0.075 per share in the fourth quarter of 2011.

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

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning’s U.S. qualified plan. At December 31, 2011, this plan accounted for 81% of our consolidated defined benefit pension plans’ projected benefit obligation and 91% of the related plans’ assets.

We have historically contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until some time after 2013. In 2011, we made no voluntary cash contributions to our domestic defined benefit pension plan and $5 million to our international pension plans. In 2010, we made voluntary cash contributions of $350 million to our domestic defined benefit pension plan and $5 million to our international pension plans.

In 2008, we experienced significant negative returns on our pension assets for our primary defined benefit plan as a result of deteriorating financial market conditions which increased pension expense for 2009 by $33 million. In 2011, 2010 and 2009, actual investment experience on the pension assets of our primary defined benefit plan was favorable driven by the performance of public equity markets, commodities and long duration fixed income securities.

Although we will not be subject to any mandatory contributions in 2012, we anticipate making voluntary cash contributions of up to $75 million to our U.S. pension plan and up to $30 million to our international pension plans in 2012.

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Customer Deposits

Certain customers of our Display Technologies segment entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits were reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. We received our last deposit of $105 million in 2007 and do not expect to receive additional deposits related to these agreements.

In 2011, 2010 and 2009, we issued credit memoranda which totaled $28 million, $83 million, and $253 million, respectively. These credit amounts were applied to customer receivable balances when payments were due. As of December 31, 2011, no additional deposits have been received and all amounts previously owed as credits have been applied to customer receivable balances when payments were due.

Dividends from Equity Companies

In the third quarter of 2011, Corning Hungary Data Services LLC and Samsung Electronics Corporation, as shareholders of Samsung Corning Precision, agreed to have Samsung Corning Precision increase its annual dividend to shareholders from 40% to 70% of its net income from the previous year, subject to the maintenance of minimum cash balances.

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

During 2011, 2010 and 2009, we made payments of $16 million, $66 million, and $89 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the Consolidated Financial Statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	December 31,
	2011	2010

Working capital	$6,580	$6,873
Working capital, excluding cash, cash equivalents, and short-term investments	$755	$523
Current ratio	4.1:1	4.5:1
Trade accounts receivable, net of allowances	$1,082	$973
Days sales outstanding	52	50
Inventories	$975	$738
Inventory turns	4.7	5.4
Days payable outstanding (1)	42	42
Long-term debt	$2,364	$2,262
Total debt to total capital	10%	11%

(1)	Includes trade payables only.

Credit Ratings

As of February 13, 2012, our credit ratings were as follows:

RATING AGENCY	Rating long-term debt	Outlook last update

Fitch	A-	Stable May 17, 2011

Standard & Poor’s	BBB+	Stable July 2, 2007

Moody’s	A3	Stable September 12, 2011

Management Assessment of Liquidity

We ended the fourth quarter of 2011 with over $5.8 billion of cash, cash equivalents and short-term investments. The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted. At December 31, 2011 approximately 65% of the consolidated amount was held outside of the U.S. Almost all of the amounts held outside of the U.S. are available for repatriation, subject to relevant tax consequences. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. In the fourth quarter of 2010, we repatriated to the U.S. approximately $1.1 billion of 2010 earnings from certain foreign subsidiaries. We expect previously accumulated non-U.S. cash balances will remain outside of the U.S. In addition to the cash repatriated in 2010, we expect that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for 2011 and 2010 were not significant. Volatility in financial markets may limit Corning’s access to capital markets and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning. Still, from time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes. Refer to Note 3 (Available-for-Sale Investments) to the Consolidated Financial Statements for additional information.

During 2011, we repurchased 55 million shares of common stock for $780 million as part of a share repurchase program announced on October 5, 2011. There were no repurchases in 2010 or 2009.

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

Our major source of funding for 2012 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short-term investments, as well as proceeds from any potential issuances of debt. We believe we have sufficient liquidity for the next several years to fund operations, our share repurchase program, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to two credit facilities, a $1.0 billion unsecured committed revolving line of credit and a 4.0 billion Chinese Renminbi (RMB) credit agreement (approximately $635 million when translated to USD). These two credit facilities include two financial covenants: a leverage ratio and an interest coverage ratio. The required leverage ratio, which measures debt to total capital, is a maximum of 50%. At December 31, 2011 and 2010, our leverage using this measure was 10% and 11%, respectively. The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times. At December 31, 2011 and 2010, our interest coverage ratio using this measure was 41.7 times and 40.2 times, respectively. At December 31, 2011 and 2010, we were in compliance with both financial covenants.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of December 31, 2011, we were in compliance with all such provisions.

Management is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in our liquidity. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix and relative cost of such resources.

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

Corning has identified four entities that qualify as variable interest entities. None of these entities is considered to be significant to Corning’s consolidated statements of position.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

Contractual Obligations

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$36	$24	$4	$2	$4	$2
Credit facilities for equity companies	75	25	25	25
Stand-by letters of credit (1)	59	57	2
Subtotal of commitment expirations per period	$170	$106	$31	$27	$4	$2

Purchase obligations	$72	$42	$22	$3	$3	$2
Capital expenditure obligations (2)	472	472
Total debt (3)	2,118	27	127	190	34	1,740
Interest on long-term debt (4)	1,921	153	162	136	121	1,349
Minimum rental commitments	218	51	42	35	30	60
Capital leases (3)	236	2	2	2	2	228
Imputed interest on capital leases	161	13	13	13	13	109
Uncertain tax positions (5)	6	4	1	1
Subtotal of contractual obligation payments due by period	5,204	764	369	380	203	3,488
Total commitments and contingencies	$5,374	$870	$400	$407	$207	$3,490

(1)	At December 31, 2011, $41 million of the $59 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	At December 31, 2011, $2.4 billion was included on our balance sheet. Total debt above is stated at maturity value.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(5)	At December 31, 2011, $11 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $5 million of that amount will become payable.

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

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2011 and 2010, Corning had accrued approximately $25 million (undiscounted) and $30 million (undiscounted), respectively, for its estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium. These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process over a very long useful life. Precious metals are reviewed for impairment as part of our assessment of long-lived assets. This review considers all of the Company’s precious metals that are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity. Precious metals are only acquired to support our operations and are not held for trading or other non-manufacturing related purposes.

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

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the majority of our reportable segments, we concluded that locations or businesses which share production along the supply chain must be combined in order to appropriately identify cash flows that are largely independent of the cash flows of other assets and liabilities.

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

For an asset group that fails the test of recoverability described above, the estimated fair value of long-lived assets is determined using an “income approach”, “market approach”, “cost approach”, or a combination of one or more of these approaches as appropriate for the particular asset group being reviewed. All of these approaches start with the forecast of expected future net cash flows including the eventual disposition at market value of long-lived assets, and also considers the fair market value of all precious metals if appropriate for the asset group being reviewed. Some of the more significant estimates and assumptions in our analysis include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon our historical experience, our commercial relationships, and available external information about future trends. We believe fair value assessments are most sensitive to market growth and the corresponding impact on volume and selling prices and that these are also more subjective than manufacturing cost and other assumptions. The Company believes its current assumptions and estimates are reasonable and appropriate.

In the event the current net book value of an asset group is found to be greater than the net present value of the cash flows derived from the asset group, we determine the actual fair market value of long-lived assets with the assistance from valuation appraisals conducted by third parties. The results of these valuations generally represent the fair market value of the asset group that will remain after any necessary impairment adjustments have been recorded. The impairment charge will be allocated to assets within the asset group on a relative fair value basis.

At December 31, 2011, the carrying value of precious metals was higher than the fair market value by $304 million. At December 31, 2010, the fair market value of precious metals was higher than our carrying value by $415 million. For the current reporting period, the undiscounted cash flow test shows that these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings. The potential for impairment exists in the future if negative events significantly decrease the cash flow of our segments. Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

During the fourth quarter of 2011, the Specialty Materials segment recorded a $130 million impairment charge related to certain assets located in Japan used in the ion exchange process for the production of large cover glass. Large cover glass is primarily used as a cover sheet of strengthened glass for frameless (bezel-less) LCD displays. The large cover glass impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their relative fair market values as of the date of impairment. This asset group includes machinery and equipment used in the ion exchange process and facilities dedicated to the ion exchange process.

For the year ended December 31, 2010, we did not identify any instances where the carrying values of our long-lived assets were not recoverable.

Impairment of Goodwill

We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units.

Corning’s goodwill relates primarily to the Telecommunications, Specialty Materials and Life Sciences operating segments. Our annual goodwill recoverability assessment has historically been performed in the fourth quarter, as it is traditionally based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows. Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. Our latest detailed assessment was completed in the fourth quarter of 2009, and because we met the required criteria, was carried forward in 2010.

In the fourth quarter of 2011, we early adopted the guidance found in Accounting Standards Update No. 2011-08, which simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The following summarizes our process to assess our goodwill balances for impairment:

•

On a quarterly basis, we assess qualitative factors in each of our reporting units which carry goodwill to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. The impairment test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

•	The following events and circumstances will be considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:
¡	Macroeconomic conditions, such as a deterioration in general economic conditions, fluctuations in foreign exchange rates and/or other developments in equity and credit markets;
¡	Market capital in relation to book value;
¡	Industry and market considerations, such as a deterioration in the environment in which an entity operates, material loss in market share and significant declines in product pricing;
¡	Cost factors, such as an increase in raw materials, labor or other costs;
¡	Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue;
¡	Other relevant entity-specific events, such as material changes in management or key personnel; and
¡	Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets including acquisitions and dispositions.

The examples noted above are not all-inclusive, and the Company shall consider other relevant events and circumstances that affect the fair value of a reporting unit in determining whether to perform the first step of the goodwill impairment test.

We anticipate performing a detailed goodwill recoverability test in the second half of 2012 and every three years thereafter, unless indicators suggest otherwise.

Telecommunications

Goodwill for the Telecommunications segment is tested at the reporting unit level which is also the operating segment level.

In the fourth quarter of 2009, we performed a quantitative goodwill recoverability test for this reporting unit, which was evaluated in the fourth quarter of 2010. The results of our impairment tests in 2009 and the update in 2010 indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 9% was used in 2009. We determined a range of discount rates between 7% and 11% would not have affected our conclusion. In evaluating goodwill recoverability in the Telecommunications segment in the fourth quarter of 2011, we assessed qualitative factors in this reporting unit to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Based on our qualitative assessment, including but not limited to, consideration of the above factors, we concluded that it is more likely than not that there has not been a significant decrease in the amount that fair value exceeds the carrying value of goodwill in the Telecommunications reporting unit.

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the reporting unit level, which is one level below an operating segment, as goodwill is the result of transactions associated with certain businesses within this operating segment.

In the fourth quarter of 2009, we performed a quantitative goodwill recoverability test for this reporting unit, which was evaluated in the fourth quarter of 2010. The results of our impairment tests in 2009 and the update in 2010 indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 9% was used in 2009. We determined a range of discount rates between 7% and 11% would not have affected our conclusion. In evaluating goodwill recoverability in the fourth quarter of 2011, we assessed qualitative factors in this reporting unit to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Based on our qualitative assessment, including but not limited to, consideration of the above factors, we concluded that it is more likely than not that there has not been a significant decrease in the amount that fair value exceeds the carrying value of goodwill in the Specialty Materials reporting unit. Additionally, the large cover glass impairment incurred in the fourth quarter of 2011 did not cause a triggering event for goodwill impairment in this reporting unit because the cash flow related to this lower level asset group is not material to this reporting unit.

Life Sciences

Goodwill for the Life Sciences segment is tested for impairment at the reporting unit level which is also the operating segment level.

In the fourth quarter of 2009, we performed a quantitative goodwill recoverability test for this reporting unit, which was evaluated in the fourth quarter of 2010. The results of our impairment tests in 2009 and the update in 2010 indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 8% was used in 2009. We determined a range of discount rates between 6% and 10% would not have affected our conclusion. In evaluating goodwill recoverability in the fourth quarter of 2011, we assessed qualitative factors in this reporting unit to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Based on our qualitative assessment, including but not limited to, consideration of the above factors, we concluded that it is more likely than not that there has not been a significant decrease in the amount that fair value exceeds the carrying value of goodwill in the Life Sciences reporting unit.

As a result of the assessment of the qualitative factors, we have determined it is not necessary to perform the two-step goodwill impairment test on our reporting units.

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

Equity method investments

At December 31, 2011 and 2010, the carrying value of our equity method investments was $4.7 billion and $4.4 billion, respectively, with our two largest equity method investments comprising approximately 95% of the balance. We review our equity method investments for indicators of impairment on a periodic basis or if an event or circumstances change to indicate the carrying amount may be other-than-temporarily impaired. When such indicators are present, we then perform an in-depth review for impairment. An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

As of December 31, 2011 and 2010, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

Fair value measures

As required, Corning uses two kinds of inputs to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources, while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, we prioritize the inputs used to measure fair value into one of three broad levels. Characterization of fair value inputs is required for those accounting pronouncements that prescribe or permit fair value measurement. In addition, observable market data must be used when available and the highest-and-best-use measure should be applied to non-financial assets. Corning’s major categories of financial assets and liabilities required to be measured at fair value are short-term and long-term investments, certain pension asset investments and derivatives. These categories use observable inputs only and are measured using a market approach based on quoted prices in markets considered active or in markets in which there are few transactions.

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

The Level 3 assets measured with unobservable inputs relate to certain pension asset investments and all long-lived assets fair valued on a nonrecurring basis related to the ion exchange process for the production of large cover glass, resulting in an impairment charge of $130 million, which was included in earnings for the period. Refer to Note 16 (Fair Value Measurements) of the Consolidated Financial Statements for further detail.

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

Pension and other postretirement employee benefits (OPEB)

Pension and OPEB costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning’s employee pension and other postretirement obligations and future expense.

As of December 31, 2011, the Projected Benefit Obligation (PBO) for U.S. pension plans was $2,855 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in assumption	Effect on 2012 pre-tax pension expense	Effect on December 31, 2011 PBO

25 basis point decrease in discount rate	+ 5 million	+ 77 million
25 basis point increase in discount rate	- 5 million	- 75 million
25 basis point decrease in expected return on assets	+ 6 million
25 basis point increase in expected return on assets	- 6 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2011, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $104 million before tax, and a 25 basis point increase in the discount rate would increase stockholders’ equity by $101 million. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:

Change in assumption	Effect on 2012 pre-tax OPEB expense	Effect on December 31, 2011 APBO*

25 basis point decrease in discount rate	+ 1 million	+ 27 million
25 basis point increase in discount rate	- 1 million	- 26 million

*	Accumulated Postretirement Benefit Obligation (APBO).

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be impacted.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Form 10-Q, Form 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, Euro, and Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, cyber attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	unanticipated disruption to equipment, facilities, or operations;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their ongoing operations and manufacturing expansions and pay their receivables when due;
-	loss of significant customers;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
-	changes in tax laws and regulations;
-	changes in accounting rules and standards;
-	the potential impact of legislation, government regulations, and other government action and investigations;
-	temporary idling of capacity or delaying expansion;
-	the ability to implement productivity, consolidation and cost reduction efforts, and to realize anticipated benefits;
-	restructuring actions and charges; and
-	other risks detailed in Corning’s SEC filings.

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

We have foreign currency exposure to many currencies including the Japanese yen, Euro, New Taiwan dollar and Korean won. We selectively enter into foreign exchange forward contracts with durations generally 18 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. These hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to reduce the impact of exchange rate movements on our operating results. We also enter into foreign exchange forward contracts when situations arise where our foreign subsidiaries or Corning enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. We do not hold or issue derivative financial instruments for trading purposes. Corning uses derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges, along with foreign currency gains and losses arising from the underlying monetary assets or liabilities, are recorded in current period earnings in Other income, net in the consolidated statements of income.

Equity in earnings of affiliated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of affiliated companies, net of impairments, were $1.5 billion and $2.0 billion in 2011 and 2010, respectively, with foreign-based affiliates comprising over 71% of this amount in 2011. Equity earnings from Samsung Corning Precision totaled $1.0 billion for 2011 and $1.5 billion for 2010. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2011, with respect to open forward contracts, and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $275 million compared to $360 million at December 31, 2010. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $241 million compared to $272 million at December 31, 2010. Specific to the Euro, a 10% adverse movement in quoted euro exchange rates could result in a loss in fair value of these instruments of $23 million compared to $83 million at December 31, 2010.

As we derive approximately 75% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and Euro. Our forecasts generally assume exchange rates during 2012 remain constant at January 2012 levels. As an example of impact changes in foreign currency exchange rates could have on our financial results, we compare 2011 actual sales in yen and Euro transaction currencies at an average currency exchange rate during the year to a 10% change in the currency exchange rate. A plus or minus 10% movement in the U.S. dollar - Japanese yen exchange rate would result in a change to 2011 net sales of approximately $410 million. A plus or minus 10% movement in the U.S. dollar - euro exchange rate would result in a change to 2011 net sales of approximately $96 million. Using 2011 net income attributable to Corning Incorporated as a percentage of net sales of 36%, we can estimate that a plus or minus 10% movement in the U.S. dollar - Japanese yen exchange rate would result in a change to 2011 net income attributable to Corning Incorporated of approximately $146 million. A plus or minus 10% movement in the U.S. dollar - euro exchange rate would result in a change to 2011 net income attributable to Corning Incorporated of approximately $34 million.

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. At December 31, 2011, our consolidated debt portfolio contained less than 1% of variable rate instruments.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of Corning’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors of the Registrant

The sections entitled “Nominees for Election as Directors” and “Directors Continuing in Office” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 26, 2012, is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified three members of the Audit Committee as Audit Committee Financial Experts. See sections entitled “Meetings and Committees of the Board” and “Corporate Governance Matters” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 26, 2012, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 26, 2012, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the (i) Code of Ethics for the Chief Executive Officer and Financial Executives and the (ii) Code of Conduct for Directors and Executive Officers, which supplements the Code of Conduct. These Codes have been in existence for more than ten years and govern all employees and directors. During 2011, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at www.corning.com/investor_relations/corporate_governance/codes_of_conduct.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Denise A. Hauselt, Vice President, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.     Executive Compensation

The sections entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Directors Compensation” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 26, 2012, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 26, 2012, is incorporated by reference in this Annual Report on Form 10-K. The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2011 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The section entitled “Corporate Governance Matters” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 26, 2012, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.     Principal Accounting Fees and Services

The sections entitled “Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm - Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 26, 2012, are incorporated by reference in this Annual Report on Form 10-K.

In October 2011, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

Page
1. Financial statements	66
2. Financial statement schedule:
(i) Valuation accounts and reserves	115
See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

3 (i) 1	Restated Certificate of Incorporation dated April 30, 2010, filed with the Secretary of State of the State of
New York on May 4, 2010 (Incorporated by reference to Exhibit 3(i) of Corning’s Form 8-K filed on May 5, 2010).

3 (i) 2	Certificate of Change to Restated Certificate of Incorporation filed with the Secretary of State of the State of
New York on July 23, 2010 (Incorporated by reference to Exhibit 3.1 to Corning’s Form 10-Q filed on November 1, 2010).

3 (ii)	By-Laws of Corning amended to and effective as of February 1, 2012 (Incorporated by reference to Exhibit 3(ii)(1) of Corning’s Form 8-K filed February 2, 2012).

10.1	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.2	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.3	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.4	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following individuals: James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed May 4, 2004).

10.5	Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed May 4, 2004).

10.6	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following individuals: James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed May 4, 2004).

10.7	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following individuals: James B. Flaws, Kirk P. Gregg and Lawrence D. McRae (Incorporated by reference to Exhibit 10.5 of Corning’s 10-Q filed May 4, 2004).

10.8	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning’s 10-Q filed May 4, 2004).

10.9	Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning’s 10-Q filed May 4, 2004).

10.10	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s 10-Q filed May 4, 2004).

10.11	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s 10-Q filed May 4, 2004).

10.12	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s 10-Q filed October 28, 2004).

10.13	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s 10-Q filed October 28, 2004).

10.14	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s 10-Q filed October 28, 2004).

10.15	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s 10-Q filed October 28, 2004).

10.16	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.17	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.18	Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.19	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 25, 2007).

10.20	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form 10-K filed February 25, 2007).

10.21	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form 10-K filed February 25, 2007).

10.22	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form 10-K filed February 25, 2007).

10.23	Director Compensation Arrangements effective February 7, 2007 (Incorporated by reference to Exhibit 10.32 of Corning’s Form 10-K filed February 25, 2007).

10.24	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).

10.25	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.34 of Corning’s Form 10-K filed February 15, 2008).

10.26	Corning Incorporated Goalsharing Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.35 of Corning’s Form 10-K filed February 15, 2008).

10.27	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning’s Form 10-K filed February 15, 2008).

10.28	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007 (Incorporated by reference to Exhibit 10.37 of Corning’s Form 10-K filed February 15, 2008).

10.29	Corning Incorporated Supplemental Pension Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.38 of Corning’s Form 10-K filed February 15, 2008).

10.30	Corning Incorporated Supplemental Investment Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.39 of Corning’s Form 10-K filed February 15, 2008).

10.31	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.40 of Corning’s Form 10-K filed February 15, 2008).

10.32	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.41 of Corning’s Form 10-K filed February 15, 2008).

10.33	Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning’s Form 10-K filed February 15, 2008).

10.34	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning’s Form 10-K filed February 15, 2008).

10.35	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning’s Form 10-K filed February 15, 2008).

10.36	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.45 of Corning’s Form 10-K filed February 15, 2008).

10.37	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.46 of Corning’s Form 10-K filed February 15, 2008).

10.38	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.47 of Corning’s Form 10-K filed February 15, 2008).

10.39	Second Amended 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit 10 of Corning’s Form 8-K filed April 25, 2008).

10.40	Amendment No. 2 to Executive Supplemental Pension Plan effective July 16, 2008 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed July 30, 2008).

10.41	Form of Corning Incorporated Non-Qualified Stock Option Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.50 of Corning’s Form 10-K filed February 24, 2009).

10.42	Form of Corning Incorporated Incentive Stock Right Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.51 of Corning’s Form 10-K filed February 24, 2009).

10.43	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants effective December 3, 2008 (Incorporated by reference to Exhibit 10.52 of Corning’s Form 10-K filed February 24, 2009).

10.44	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008 (Incorporated by reference to Exhibit 10.53 of Corning’s Form 10-K filed February 24, 2009).

10.45	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008 (Incorporated by reference to Exhibit 10.54 of Corning’s Form 10-K filed February 24, 2009).

10.46	Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.55 of Corning’s Form 10-K filed February 24, 2009).

10.47	Amendment No. 2 to Corning Incorporated Supplemental Investment Plan approved April 29, 2009 (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed July 29, 2009).

10.48	Amendment No. 2 to Deferred Compensation Plan for Directors dated April 29, 2009 (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed July 29, 2009).

10.49	Amendment No. 2 to 2006 Variable Compensation Plan dated December 2, 2009 (Incorporated by reference to Exhibit 10.58 of Corning’s Form 10-K filed February 10, 2010).

10.50	Form of Corning Incorporated Cash Performance Unit Agreement, effective December 2, 2009 (Incorporated by reference to Exhibit 10.59 of Corning’s Form 10-K filed February 10, 2010).

10.51	Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Restricted Stock Units, effective December 2, 2009 (Incorporated by reference to Exhibit 10.60 of Corning’s Form 10-K filed February 10, 2010).

10.52	2010 Variable Compensation Plan (Incorporated by reference to Appendix A of Corning’s Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

10.53	2010 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

10.54	Amended and Restated Credit Agreement dated as of December 7, 2010 (effective as of December 16, 2010), among Corning Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Wells Fargo, Bank National Association, Bank of China,
New York Branch, Sumitomo Mitsui Banking Corporation, and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.1 of Corning’s Form 8-K filed December 16, 2010).

10.55	Compensation Arrangement for Retention of James B. Flaws approved by the Corning Board Compensation Committee on January 3, 2011 (Incorporated by reference to Corning’s Form 8-K filed January 3, 2011).

10.56	Amendment No. 2 to Corning Incorporated Supplemental Pension Plan dated December 18, 2008 (Incorporated by reference to Exhibit 10.66 of Corning’s 10-K filed February 10, 2011).

10.57	Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Incentive Stock Rights, effective January 3, 2011 (Incorporated by reference to Exhibit 10.67 of Corning’s 10-K filed February 10, 2011).

10.58	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 3, 2011 (Incorporated by reference to Exhibit 10.68 of Corning’s 10-K filed February 10, 2011).

10.59	Credit Agreement dated as of June 30, 2011, among Corning Display Technologies (China) Co., Ltd.; Bank of China Limited, Beijing Branch; Bank of Tokyo-Mitsubishi UFJ (China), Ltd., Beijing Branch; Standard Chartered Bank (China) Limited, Beijing Branch; and Citibank (China) Co. Limited, Beijing Branch (Incorporated by reference to Exhibit 10.1 of Corning’s Form 8-K filed on July 5, 2011).

10.60	Guaranty dated as of June 30, 2011, by Corning Incorporated (Incorporated by reference to Exhibit 10.2 of Corning’s Form 8-K filed on July 5, 2011).

10.61	Compensation Arrangement for Jeffrey W. Evenson dated March 8, 2011, now newly named executive officer for Corning Proxy Statement, Definitive 14A to be filed for April 26, 2012 Annual Meeting of Shareholders.

10.62	Amendment No. 2 to Deferred Compensation Plan for Directors dated February 1, 2012.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 14, 2011 for April 28, 2011 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2011.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Samil PricewaterhouseCoopers.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

(c)	Financial Statements

1.	Financial Statements of Dow Corning Corporation for the years ended December 31, 2011, 2010 and 2009	117

2.	Financial Statements of Samsung Corning Precision Materials Co., Ltd. for the years ended December 31, 2011, 2010 and 2009	154

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief Executive Officer and President	February 13, 2012
(Wendell P. Weeks)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Capacity	Date

/s/ Wendell P. Weeks (Wendell P. Weeks)	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 13, 2012

/s/ James B. Flaws (James B. Flaws)	Vice Chairman of the Board of Directors and Chief Financial Officer (Principal Financial Officer)	February 13, 2012

/s/ R. Tony Tripeny (R. Tony Tripeny)	Senior Vice President - Corporate Controller (Principal Accounting Officer)	February 13, 2012

* (John Seely Brown)	Director	February 13, 2012

* (Stephanie A. Burns)	Director	February 13, 2012

* (John A. Canning, Jr.)	Director	February 13, 2012

* (Richard T. Clark)	Director	February 13, 2012

* (Robert F. Cummings, Jr.)	Director	February 13, 2012

* (James B. Flaws)	Director	February 13, 2012

* (Gordon Gund)	Director	February 13, 2012

* (Kurt M. Landgraf)	Director	February 13, 2012

* (Deborah D. Rieman)	Director	February 13, 2012

* (H. Onno Ruding)	Director	February 13, 2012

* (William D. Smithburg)	Director	February 13, 2012

* (Glenn F. Tilton)	Director	February 13, 2012

* (Hansel E. Tookes II)	Director	February 13, 2012

* (Mark S. Wrighton)	Director	February 13, 2012

*By	/s/ Vincent P. Hatton
(Vincent P. Hatton, Attorney-in-fact)

Corning Incorporated

2011 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 13, 2012

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2011	2010	2009

Net sales	$7,890	$6,632	$5,395
Cost of sales	4,324	3,583	3,302

Gross margin	3,566	3,049	2,093

Operating expenses:
Selling, general and administrative expenses	1,033	1,015	881
Research, development and engineering expenses	671	603	563
Amortization of purchased intangibles	15	8	10
Restructuring, impairment and other charges (credits) (Note 2)	129	(329)	228
Asbestos litigation charge (credit) (Note 7)	24	(49)	20

Operating income	1,694	1,801	391

Equity in earnings of affiliated companies (Note 7)	1,471	1,958	1,435
Interest income	19	11	19
Interest expense	(89)	(109)	(82)
Other income, net	118	184	171

Income before income taxes	3,213	3,845	1,934
(Provision) benefit for income taxes (Note 6)	(408)	(287)	74

Net income attributable to Corning Incorporated	$2,805	$3,558	$2,008

Earnings per common share attributable to Corning Incorporated:
Basic (Note 18)	$1.80	$2.28	$1.30

Diluted (Note 18)	$1.77	$2.25	$1.28

Dividends declared per common share	$0.23	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and share amounts)	2011	2010

Assets

Current assets:
Cash and cash equivalents	$4,661	$4,598
Short-term investments, at fair value (Note 3)	1,164	1,752

Total cash, cash equivalents and short-term investments	5,825	6,350
Trade accounts receivable, net of doubtful accounts and allowances - $19 and $20	1,082	973
Inventories (Note 5)	975	738
Deferred income taxes (Note 6)	448	431
Other current assets	347	367

Total current assets	8,677	8,859

Investments (Note 7)	4,726	4,372
Property, net of accumulated depreciation - $7,204 and $6,420 (Note 9)	10,671	8,943
Goodwill and other intangible assets, net (Note 10)	926	716
Deferred income taxes (Note 6)	2,652	2,790
Other assets	196	153

Total Assets	$27,848	$25,833

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 12)	$27	$57
Accounts payable	977	798
Other accrued liabilities (Note 11 and 14)	1,093	1,131

Total current liabilities	2,097	1,986

Long-term debt (Note 12)	2,364	2,262
Postretirement benefits other than pensions (Note 13)	897	913
Other liabilities (Note 11 and 14)	1,361	1,246

Total liabilities	6,719	6,407

Commitments and contingencies (Note 14)
Shareholders’ equity (Note 17):
Common stock - Par value $0.50 per share; shares authorized: 3.8 billion Shares issued: 1,636 million and 1,626 million	818	813
Additional paid-in capital	13,041	12,865
Retained earnings	9,332	6,881
Treasury stock, at cost; shares held: 121 million and 65 million	(2,024)	(1,227)
Accumulated other comprehensive (loss) income	(89)	43

Total Corning Incorporated shareholders’ equity	21,078	19,375

Noncontrolling interests	51	51

Total equity	21,129	19,426

Total Liabilities and Equity	$27,848	$25,833

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2011	2010	2009

Cash Flows from Operating Activities:
Net income	$2,805	$3,558	$2,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	942	846	782
Amortization of purchased intangibles	15	8	10
Asbestos litigation charges (credits)	24	(49)	20
Restructuring, impairment and other charges (credits)	129	(329)	228
Loss on retirement of debt		30
Stock compensation charges	86	92	127
Undistributed earnings of affiliated companies	(651)	(246)	(680)
Deferred tax provision (benefit)	115	68	(218)
Restructuring payments	(16)	(66)	(89)
Cash received from settlement of insurance claims	66	259
Credits issued against customer deposits	(28)	(83)	(253)
Employee benefit payments less than (in excess of) expense	132	(265)	(10)
Changes in certain working capital items:
Trade accounts receivable	(84)	(162)	(201)
Inventories	(201)	(160)	238
Other current assets	(20)	42	16
Accounts payable and other current liabilities, net of restructuring payments	(27)	192	56
Other, net	(98)	100	43

Net cash provided by operating activities	3,189	3,835	2,077

Cash Flows from Investing Activities:
Capital expenditures	(2,432)	(1,007)	(890)
Acquisitions of businesses, net of cash received	(215)	(63)	(410)
Net proceeds from sale or disposal of assets	2	1	21
Short-term investments - acquisitions	(2,582)	(2,768)	(1,372)
Short-term investments - liquidations	3,171	2,061	1,281
Other, net		7

Net cash used in investing activities	(2,056)	(1,769)	(1,370)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(24)	(75)	(86)
Proceeds from issuance of long-term debt, net	120	689	346
Retirements of long-term debt, net		(364)
Principal payments under capital lease obligations	(32)	(9)	(10)
Proceeds from issuance of common stock, net		15	20
Proceeds from the exercise of stock options	90	55	24
Repurchases of common stock for treasury	(780)
Dividends paid	(354)	(313)	(312)
Other, net			3

Net cash used in financing activities	(980)	(2)	(15)

Effect of exchange rates on cash	(90)	(7)	(24)

Net increase in cash and cash equivalents	63	2,057	668
Cash and cash equivalents at beginning of year	4,598	2,541	1,873

Cash and cash equivalents at end of year	$4,661	$4,598	$2,541

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2008	$804	$12,502	$1,940	$(1,160)	$(643)	$13,443	$48	$13,491

Net income			2,008			2,008	6	2,014
Foreign currency translation adjustment and other					166	166		166
Net unrealized gain on investments					53	53		53
Net unrealized gain on designated hedges					39	39		39
Net change in unrecognized postretirement benefit plans					(16)	(16)		(16)

Total comprehensive income						2,250	6	2,256

Shares issued to benefit plans and for option exercises	4	203		(36)		171		171
Dividends on shares			(312)			(312)		(312)
Other, net		2		(11)		(9)	(2)	(11)

Balance, December 31, 2009	$808	$12,707	$3,636	$(1,207)	$(401)	$15,543	$52	$15,595

Net income			3,558			3,558	(2)	3,556
Foreign currency translation adjustment and other					566	566	1	567
Net unrealized gain on investments					6	6		6
Net unrealized (loss) on designated hedges					(24)	(24)		(24)
Net change in unrecognized postretirement benefit plans					(104)	(104)		(104)

Total comprehensive income						4,002	(1)	4,001

Shares issued to benefit plans and for option exercises	5	141				146		146
Dividends on shares			(313)			(313)		(313)
Other, net		17		(20)		(3)		(3)

Balance, December 31, 2010	$813	$12,865	$6,881	$(1,227)	$43	$19,375	$51	$19,426

Net income			2,805			2,805	(3)	2,802
Foreign currency translation adjustment and other					(21)	(21)	3	(18)
Net unrealized gain on investments					4	4		4
Net unrealized loss on designated hedges					(6)	(6)		(6)
Net change in unrecognized postretirement benefit plans					(109)	(109)		(109)

Total comprehensive income						2,673		2,673

Purchase of common stock for treasury				(779)		(779)		(779)
Shares issued to benefit plans and for option exercises	5	176		(7)		174		174
Dividends on shares			(354)			(354)		(354)
Other, net				(11)		(11)		(11)

Balance, December 31, 2011	$818	$13,041	$9,332	$(2,024)	$(89)	$21,078	$51	$21,129

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

1.	Summary of Significant Accounting Policies

Organization

Corning Incorporated is a provider of high-performance glass for notebook computers, flat panel desktop monitors, LCD televisions, and other information display applications; optical fiber and cable and hardware and equipment products for the telecommunications industry; ceramic substrates for gasoline and diesel engines in automotive and heavy duty vehicle markets; laboratory products for the scientific community and specialized polymer products for biotechnology applications; advanced optical materials for the semiconductor industry and the scientific community; and other technologies. In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements include estimates of fair value associated with goodwill and long-lived asset impairment tests, estimates of fair value of investments, equity interests, environmental and legal liabilities, income taxes and deferred tax valuation allowances, assumptions used in calculating pension and other postretirement employee benefit expenses and the fair value of stock based compensation. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

1.	Summary of Significant Accounting Policies (continued)

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2011	2010	2009

Royalty income from Samsung Corning Precision	$219	$265	$232
Foreign currency transaction and hedge losses, net	(43)	(22)	(54)
Loss on retirement of debt		(30)
Net realized losses of available-for-sale securities		(2)	(2)
Net loss (income) attributable to noncontrolling interests	3	2	(6)
Other, net	(61)	(29)	1
Total	$118	$184	$171

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $563 million in 2011, $491 million in 2010, and $465 million in 2009.

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

Stock-Based Compensation

Corning’s stock-based compensation programs include employee stock option grants, time-based restricted stock awards, time-based restricted stock units, performance based restricted stock awards, performance-based restricted stock units, and the Worldwide Employee Share Purchase Plan, as more fully described in Note 19 (Share-based Compensation) to the Consolidated Financial Statements.

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

1.	Summary of Significant Accounting Policies (continued)

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2011	2010	2009
Non-cash transactions:
Issued credit memoranda for settlement of customer receivables (1)	$28	$83	$253
Capital leases			$162
Accruals for capital expenditures	$472	$382	$217
Cash paid for interest and income taxes:
Interest (2)	$140	$125	$116
Income taxes, net of refunds received	$215	$170	$164

(1)	Amounts represent credits applied to customer receivable balances for customers that made advance cash deposits under long-term purchase and supply agreements.
(2)	Included in this amount are approximately $46 million, $20 million, and $29 million of interest costs that were capitalized as part of property, net in 2011, 2010 and 2009, respectively.

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

Property, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the Consolidated Financial Statements related to accelerated depreciation arising from restructuring programs and Note 9 (Property, Net of Accumulated Depreciation) of the Consolidated Financial Statements related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is reviewed for indicators of impairment quarterly or if an event occurs or circumstances change that indicates that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either operating segments or one level below the operating segment. Goodwill relates to and is assigned directly to a specific reporting unit. We anticipate performing a detailed goodwill recoverability assessment in the second half of 2012 and every three years thereafter, unless indicators suggest otherwise.

The qualitative process includes an extensive review of expectations for the long-term growth of our businesses and forecasting future cash flows. If we are required to perform the two-step impairment analysis, our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. If the fair value is less than the carrying value, a loss is recorded to reflect the difference between the fair value and carrying value.

Other intangible assets include patents, trademarks, and other intangible assets acquired from an independent party. Such intangible assets have a definite life and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 50 years.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. When impairment indicators are present, we compare estimated undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the assets’ carrying value to determine if the asset group is recoverable. For an asset group that fails the test of recoverability, the estimated fair value of long-lived assets is determined using an “income approach” that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets, and also considers the fair market value of all precious metals. We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If there is an impairment, a loss is recorded to reflect the difference between the assets’ fair value and carrying value. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the Consolidated Financial Statements for more detail.

1.	Summary of Significant Accounting Policies (continued)

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

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions. No provision is made for U.S. income taxes on the undistributed earnings of wholly-owned foreign subsidiaries because substantially all such earnings are indefinitely reinvested in those companies. Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year in which the earnings are no longer indefinitely reinvested in those subsidiaries.

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

1.	Summary of Significant Accounting Policies (continued)

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

Derivative Instruments

We participate in a variety of foreign exchange forward contracts and foreign exchange option contracts entered into in connection with the management of our exposure to fluctuations in foreign exchange rates. We also entered into interest rate forwards to reduce the risk of changes in a benchmark interest rate from the probable forecasted issuance of debt. These financial exposures are managed in accordance with corporate policies and procedures.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. Corning will adopt this standard in the first quarter of 2012. We do not expect adoption of this standard to have a material impact on our disclosure.

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Given this option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Corning adopted this standard during its fourth quarter impairment review process. Adoption of this standard did not have a material impact on Corning’s consolidated results of operations and financial condition.

1.	Summary of Significant Accounting Policies (continued)

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU 2011-09 amendments require additional disclosures about an employer’s participation in a multiemployer plan. ASU 2011-09 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. Corning will not early adopt this standard and does not expect adoption of this standard to have a material impact on our disclosure.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 requires companies to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. ASU 2011-12 is required to apply these requirements retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Corning will not early adopt this standard and does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

2.	Restructuring, Impairment and Other Charges (Credits)

2011 Activity

During the fourth quarter of 2011, the Specialty Materials segment recorded an impairment charge related to certain assets used in the ion exchange process for the production of large cover glass. Although sales of Corning Gorilla Glass used in our large cover glass products increased in 2011 when compared to 2010, gross margins continue to be weak and sales volumes were significantly below our expectations in 2011 and both sales and margins are expected to be lower than forecasted in 2012. As a result, certain assets located in Japan used in the ion exchange process for the production of large cover glass were written down to estimated fair value in the fourth quarter of 2011 and an impairment loss of $130 million was recognized. This asset group includes machinery and equipment used in the ion exchange process and facilities dedicated to the ion exchange process.

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the year ended December 31, 2011 (in millions):

	Reserve at January 1, 2011	Net Charges / Reversals	Cash payments	Reserve at December 31, 2011
Restructuring:
Employee related costs	$15	$(1)	$(12)	$2
Other charges (credits)	12		(4)	8
Total restructuring activity	$27	$(1)	$(16)	$10

Impairment of long-lived asset:
Assets to be held and used		$130
Total impairment charges		$130

Total restructuring, impairment and other charges		$129

2.	Restructuring, Impairment and Other Charges (Credits) (continued)

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

The following table summarizes the restructuring, and other charges (credits) as of and for the year ended December 31, 2010 (in millions):

	Reserve at January 1, 2010	Non-cash adjustments	Net charges/ (reversals)	Cash payments	Reserve at December 31, 2010

Restructuring:
Employee related costs	$80	$(2)	$(5)	$(58)	$15
Other charges (credits)	20			(8)	12
Total restructuring activity	$100	$(2)	$(5)	$(66)	$27

Other charges (credits):
Settlement of business interruption and property damage insurance claims			$(324)
Total other credits			$(324)

Total restructuring, impairment and other charges (credits)			$(329)

Cash payments for employee-related costs were substantially completed in 2010. Payments for exit activities were substantially completed in 2011.

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

The following table summarizes the restructuring, and other charges (credits) as of and for the year ended December 31, 2009 (in millions):

	Reserve at January 1, 2009	Charges	Non-cash settlements	Cash payments	Reserve at December 31, 2009

Restructuring:
Employee related costs	$17	$203	$(54)	$(86)	$80
Other charges (credits)	17	6		(3)	20
Total restructuring activity	$34	$209	$(54)	$(89)	$100

Impairment of long-lived assets:
Assets to be disposed of		$19
Total impairment charges		$19

Total restructuring, impairment and other charges		$228

2.	Restructuring, Impairment and Other Charges (Credits) (continued)

The year-to-date cost of these plans for each of our reportable segments was as follows (in millions):

Operating segment	Employee- related and other costs

Display Technologies	$31
Telecommunications	42
Environmental Technologies	28
Specialty Materials	17
Life Sciences	8
Corporate and All Other	102
Total restructuring, impairment and other charges	$228

3.	Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	Amortized cost December 31,		Fair value December 31,
	2011	2010	2011	2010
Bonds, notes and other securities:
U.S. government and agencies	$1,150	$1,734	$1,155	$1,737
Other debt securities	6	11	9	15
Total short-term investments	$1,156	$1,745	$1,164	$1,752
Asset-backed securities	$57	$64	$35	$45
Total long-term investments	$57	$64	$35	$45

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

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2011 (in millions):

Less than one year	$835
Due in 1-5 years	320
Due in 5-10 years	0
Due after 10 years (1)	44
Total	$1,199

(1)	Included in the maturity table is $35 million of asset-based securities that mature over time and are being reported at their final maturity dates.

The following table provides the fair value and gross unrealized losses of the Company’s investments and unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010 (in millions):

	Number of securities in a loss position	December 31, 2011
		12 months or greater		Total
		Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$35	$(23)	$35	$(23)
Total long-term investments	22	$35	$(23)	$35	$(23)

(1)	Unrealized losses in securities less than 12 months were not significant.

3.	Available-for-Sale Investments (continued)

	Number of securities in a loss position	December 31, 2010
		12 months or greater		Total
		Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$45	$(20)	$45	$(20)
Total long-term investments	22	$45	$(20)	$45	$(20)

(1)	Unrealized losses in securities less than 12 months were not significant.

The following table provides the gross realized gains and losses for the twelve months ended December 31, 2011, 2010 and 2009 (in millions):

	December 31,
	2011	2010	2009
Gross realized gains	$0	$0	$2
Gross realized losses	$0	$1	$(6)

A roll forward of the changes in credit losses recognized in earnings for the twelve months ended December 31, 2011 and 2010 and nine months ended December 31, 2009 (in millions):

	2011	2010	2009*
Beginning balance of credit losses, January 1	$4	$2	$0
Additions for credit losses not previously recognized in earnings	1	2	2
Balance of credit losses, December 31	$5	$4	$2

*	The standard was implemented April 1, 2009. Therefore, there are no credit losses recognized in the first quarter of 2009.

The $1 million loss in 2011 and $2 million loss in 2010 and 2009 represents management’s estimate of credit losses inherent in the securities considering projected cash flows using assumptions of delinquency rates, loss severities, and other estimates of future collateral performance. These credit losses are limited to asset-backed securities in our investment portfolio.

As of December 31, 2011 and 2010, for securities that have credit losses, an other than temporary impairment loss of $18 million and $16 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled $3.2 billion, $2.1 billion, and $1.3 billion in 2011, 2010, and 2009, respectively.

4.	Significant Customers

For 2011 and 2010, Corning’s sales to Sharp Electronics Corporation, a customer of our Display Technologies segment, represented 10% and 12% of the Company’s consolidated net sales, respectively. For 2010 and 2009, Corning’s sales to AU Optronics Corporation, a customer of our Display Technologies segment, represented 11% and 13%, respectively, of the Company’s consolidated net sales.

5.	Inventories

Inventories comprise the following (in millions):

	December 31,
	2011	2010
Finished goods	$312	$208
Work in process	199	207
Raw materials and accessories	268	155
Supplies and packing materials	196	168
Total inventories	$975	$738

6.	Income Taxes

Income before income taxes follows (in millions):

	Years ended December 31,
	2011	2010	2009
U.S. companies	$972	$975	$202
Non-U.S. companies	2,241	2,870	1,732
Income before income taxes	$3,213	$3,845	$1,934

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$(2)		$(8)
State and municipal	6	$1
Foreign	289	218	152
Deferred:
Federal	167	(7)	(115)
State and municipal	14	22	34
Foreign	(66)	53	(137)
Provision (benefit) for income taxes	$408	$287	$(74)

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	Years ended December 31,
	2011	2010		2009
Statutory U.S. income tax rate	35.0%	35.0%		35.0%
State income tax (benefit), net of federal effect	0.1	0.1		(0.5)
Tax holidays (1)	(2.0)	(3.1)		(7.3)
Investment and other tax credits (2)	(0.7)	(0.9)		(3.7	) (3)
Rate difference on foreign earnings	(4.6)	(2.2)		(1.2)
Equity earnings impact (4)	(14.9)	(16.6)		(24.2)
Dividend repatriation	(0.4)	(6.6	) (6)	(0.2)
Deferred tax adjustment (5)		1.5		(2.1)
Valuation allowances	0.5	0.1		1.0
Other items, net	(0.3)	0.2		(0.6)
Effective income tax (benefit) rate	12.7%	7.5%		(3.8)%

Significant items that cause our effective tax rate to vary from the U.S. statutory rate of 35% are as follows:

(1)	Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2015) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of tax holidays on net income per share on a diluted basis was $0.04 in 2011, $0.08 in 2010, and $0.09 in 2009.
(2)	Primarily related to investment tax credits in Taiwan, employment credits in Mexico and research and development credits in U.S. and France.
(3)	In 2009, we recorded a $37 million tax credit for U.S. Research and Experimentation - expenses incurred from 2005-2009.
(4)	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax.
(5)	In 2009, we recorded an additional deferred tax asset related to tax free OPEB subsidies. In 2010, we recorded $56 million charge to write-off deferred tax associated with OPEB subsidy due to a law change.
(6)	In 2010, we recorded a $265 million tax benefit for excess foreign tax credits that resulted from the repatriation of current year earnings of certain foreign subsidiaries.

6.	Income Taxes (continued)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2011	2010

Loss and tax credit carryforwards	$2,039	$2,253
Capitalized research and development	47	61
Asset impairments and restructuring reserves	162	164
Postretirement medical and life benefits	347	349
Inventory	44	60
Fixed assets	78	7
Other accrued liabilities	241	248
Other employee benefits	398	324
Gross deferred tax assets	3,356	3,466
Valuation allowance	(219)	(214)
Total deferred tax assets	3,137	3,252
Intangible and other assets	(97)	(88)
Total deferred tax liabilities	(97)	(88)
Net deferred tax assets	$3,040	$3,164

The net deferred tax assets are classified in our consolidated balance sheets, as follows (in millions):

	December 31,
	2011	2010
Current deferred tax assets	$448	$431
Non-current deferred tax assets	2,652	2,790
Current deferred tax liabilities		(8)
Non-current deferred tax liabilities	(60)	(49)
Net deferred tax assets	$3,040	$3,164

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2011 follow (in millions):

		Expiration
	Amount	2012-2015	2016-2020	2021-2030	Indefinite
Net operating losses	$1,061	$116	$131	$633	$181
Capital losses	4	4
Tax credits	974	83	719	103	69
Totals as of December 31, 2011	$2,039	$203	$850	$736	$250

The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable. Cumulative tax benefits totaling $285 million will be recorded in additional paid-in-capital when the net operating loss carry forward is utilized and the windfall tax benefit can be realized.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other foreign net operating loss carryforwards and federal and state tax credits, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. U.S. profits of approximately $7.8 billion will be required to fully realize the deferred tax assets as of December 31, 2011. Of that amount, $4.2 billion of U.S. profits will be required over the next 14 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards. The remaining deferred tax assets will be realized as the underlying temporary differences reverse over an extended period. The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2011 and 2010 was $ 219 million and $214 million, respectively.

6.	Income Taxes (continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):

	2011	2010
Balance at January 1	$23	$40
Additions based on tax positions related to the current year	2	2
Additions for tax positions of prior years	1	1
Reductions for tax positions of prior years	(1)	(13)
Settlements and lapse of statute of limitations	(4)	(7)
Balance at December 31	$21	$23

Included in the balance at December 31, 2011 and 2010 are $15 million and $18 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. For the years ended December 31, 2011, 2010 and 2009, the amounts recognized in interest expense and income were immaterial. The amounts accrued at December 31, 2011 and 2010 for the payment of interest and penalties were not significant.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS). The statute of limitations to audit the 2005, 2006 and 2007 U.S. federal income tax expired in 2009, 2010 and 2011, respectively, except to the extent that the loss generated in 2005 is utilized in a subsequent year. In that instance, the statute for the 2005 year may be re-opened.

Corning Incorporated and U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2008 onward) and Taiwan (2009 onward).

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

6.	Income Taxes (continued)

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

As of the year ended December 31, 2010, Corning had $8.9 billion of foreign unremitted earnings that it intends to keep indefinitely reinvested.

Of this amount, nearly 70% consists of:

•	Non-liquid operating assets or short term liquidity required to meet current international working capital needs; and
•	Samsung Corning Precision or other joint venture unremitted earnings that require a joint determination with our partners to remove any indefinitely reinvested representation.

Additionally, in the third quarter of 2010, Corning announced a significant multi-year investment plan that was expected to result in 2011 capital investment of $2.4 billion to $2.7 billion, the substantial majority of which would be spent internationally and would include over the term of the plan: $800 million for additional LCD capacity in China; capacity expansion for Eagle XG LCD glass and Corning Gorilla Glass in Asia; expansion of automotive substrate facilities in China and Germany; and a new manufacturing and distribution center in China for our Life Sciences businesses. In addition to the $2.4 billion spent in 2011, approximately $1.1 billion of non-U.S. capital spending is planned for 2012. These factors in addition to the fact that Corning has sufficient access to funds in the U.S. to fund currently anticipated domestic needs result in our ability and intent to indefinitely reinvest our foreign unremitted earnings of $8.9 billion and $10.8 billion as of December 31, 2010 and 2011, respectively. It is not practical to calculate the unrecognized deferred tax liability on these earnings with reasonable accuracy.

7.	Investments

Investments comprise the following (in millions):

	Ownership interest (1)	December 31,
		2011	2010
Affiliated companies accounted for under the equity method:
Samsung Corning Precision Materials Co., Ltd.	50%	$3,315	$2,943
Dow Corning Corporation	50%	1,160	1,186
All other	20%-50%	248	240

		4,723	4,369
Other investments		3	3

Total		$4,726	$4,372

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of such entities.

7.	Investments (continued)

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	Years ended December 31,
	2011	2010	2009
Statement of operations:
Net sales	$11,613	$11,717	$10,211
Gross profit	$5,216	$6,107	$5,043
Net income	$2,925	$3,901	$2,944
Corning’s equity in earnings of affiliated companies (1)	$1,471	$1,958	$1,435

Related party transactions:
Corning sales to affiliated companies	$30	$27	$50
Corning purchases from affiliated companies	$138	$59	$56
Corning transfers of assets, at cost, to affiliated companies (2)	$113	$121	$78
Dividends received from affiliated companies	$820	$1,712	$755
Royalty income from affiliated companies	$221	$268	$234
Corning services to affiliates	$50	$37	$22
	December 31,
	2011	2010
Balance sheet:
Current assets	$9,088	$8,418
Noncurrent assets	$12,769	$12,253
Short-term borrowings, including current portion of long-term debt	$331	$842
Other current liabilities	$2,489	$2,465
Long-term debt	$1,445	$868
Other long-term liabilities	$6,632	$6,297
Non-controlling interest	$848	$728

Related party transactions:
Balances due from affiliated companies	$77	$101
Balances due to affiliated companies	$14	$7

(1)	In 2009, equity in earnings of affiliated companies included a charge of $29 million ($27 million after-tax) for our share of the restructuring charges and a credit of $29 million ($27 million after-tax) primarily for excess foreign tax credits that Dow Corning generated from foreign dividends.
(2)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

7.	Investments (continued)

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

At December 31, 2011, approximately $5 billion of equity in undistributed earnings of equity companies was included in our retained earnings.

A discussion and summarized results of Corning’s significant affiliates at December 31, 2011 follows:

Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision)

Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. In 2010, they changed their name from Samsung Corning Precision Glass Co., Ltd. to Samsung Corning Precision Materials Co., Ltd.

Samsung Corning Precision’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2011	2010	2009

Statement of operations:
Net sales	$4,171	$4,856	$4,250
Gross profit	$2,942	$3,731	$3,053
Net income attributable to Samsung Corning Precision	$2,061	$2,946	$2,212
Corning’s equity in earnings of Samsung Corning Precision	$1,031	$1,473	$1,115

Related party transactions:
Corning sales to Samsung Corning Precision			$30
Corning purchases from Samsung Corning Precision	$107	$33	$37
Corning transfer of machinery and equipment to Samsung Corning Precision at cost (1)	$113	$121	$78
Dividends received from Samsung Corning Precision	$492	$1,474	$490
Royalty income from Samsung Corning Precision	$219	$265	$232

	December 31,
	2011	2010
Balance sheet:
Current assets	$3,560	$3,122
Noncurrent assets	$3,890	$3,791
Other current liabilities	$498	$696
Other long-term liabilities	$241	$252
Non-controlling interest	$11	$35

(1)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due from Samsung Corning Precision were $16 million at December 31, 2011. Balances due to Samsung Corning Precision were $11 million at December 31, 2011. Balances due from Samsung Corning Precision were $29 million at December 31, 2010. Balances due to Samsung Corning Precision were $5 million at December 31, 2010.

In 2010, Samsung Corning Precision’s earnings were positively impacted from a revised tax holiday calculation agreed to by the Korean National Tax service. Corning’s share of this adjustment was $61 million.

Corning owns 50% of Samsung Corning Precision. Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

7.	Investments (continued)

In April 2011, Korean tax authorities completed a tax audit of Samsung Corning Precision. As a result, the tax authorities issued a pre-assessment of approximately $46 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009. Our first level of appeal was denied on October 5, 2011 and a formal assessment was issued. The assessment was paid in full in the fourth quarter of 2011, which will allow us to continue the appeal process. Samsung Corning Precision and Corning believe we will maintain our position when all available appeal remedies have been exhausted.

Additionally, the 2011 Korean Board of Audit and Inspection’s (the BoAI) review of tax exemptions previously granted to Samsung Corning Precision by the National Tax Service (NTS) was closed without being remanded back to the NTS for adjustment or re-examination.

On December 31, 2007, Samsung Corning Precision acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision. Prior to their merger, Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement, it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling was appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. On January 11, 2011, the Appellate Court ordered the Samsung Affiliates to pay 600 billion won in principal and 20 billion won in delayed interest to SGI and Creditors. Samsung promptly paid those amounts, which approximated $550 million when translated to United States Dollars, from a portion of an escrow account established upon completion of SLI’s initial public offering (IPO) on May 7, 2010. On February 7, 2011, the Samsung Affiliates appealed the Appellate Court’s ruling to the Supreme Court of Korea and the appeal is currently in progress. Samsung Corning Precision has not contributed to any payment related to these disputes, and has concluded that no provision for loss should be reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

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

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Corning and the Dow Chemical Company (Dow Chemical) each own half of Dow Corning.

Dow Corning’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2011	2010	2009

Statement of operations:
Net sales	$6,427	$5,997	$5,093
Gross profit	$1,989	$2,135	$1,760
Net income attributable to Dow Corning	$806	$887	$573
Corning’s equity in earnings of Dow Corning	$404	$444	$287

Related party transactions:
Corning purchases from Dow Corning	$22	$19	$17
Dividends received from Dow Corning	$310	$222	$222
	December 31,
	2011	2010
Balance sheet:
Current assets	$4,873	$4,625
Noncurrent assets	$8,698	$8,024
Short-term borrowings, including current portion of long-term debt	$331	$842
Other current liabilities	$1,692	$1,446
Long-term debt	$1,440	$867
Other long-term liabilities	$6,523	$5,996
Non-controlling interest	$767	$625

At December 31, 2011, Dow Corning’s marketable securities included approximately $172 million of auction rate securities, net of impairments of $18 million. As a result of a temporary impairment, unrealized losses of $17 million, net of $1 million for a minority interests’ share, were included in accumulated other comprehensive income in Dow Corning’s consolidated balance sheet. Corning’s share of this unrealized loss was $9 million and is included in Corning’s accumulated other comprehensive income.

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

7.	Investments (continued)

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust. As of December 31, 2011, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2011, Dow Corning has estimated the liability to commercial creditors to be within the range of $86 million to $280 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $86 million, net of applicable tax benefits. In addition, the London Market Insurers (the LMI Claimants) claimed a reimbursement right with respect to a portion of insurance proceeds previously paid by the LMI Claimants to Dow Corning. This claim was based on a theory that the LMI Claimants overestimated Dow Corning’s liability for the resolution of implant claims pursuant to the Plan. Based on settlement negotiations, Dow Corning had estimated that the most likely outcome would result in payment to the LMI Claimants in a range of $10 million to $20 million. During the third quarter of 2011, Dow Corning and the LMI Claimants settled the claim for an amount within that range. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation (PCC)

Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 9,900 other cases (approximately 38,300 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties. In 2003, a plan was agreed to by various parties (the 2003 Plan), but, on December 21, 2006, the Bankruptcy Court issued an order denying the confirmation of that 2003 Plan. On January 29, 2009, an amended plan of reorganization (the Amended PCC Plan) - which addressed the issues raised by the Court when it denied confirmation of the 2003 Plan - was filed with the Bankruptcy Court.

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

7.	Investments (continued)

On June 16, 2011, the Court entered an Order denying confirmation of the Amended PCC Plan. The Court’s memorandum opinion accompanying the order rejected some objections to the Amended PCC Plan and made suggestions regarding modifications to the Amended PCC Plan that would allow the Plan to be confirmed. Corning and other parties have filed a motion for reconsideration, objecting to certain points of this Order. Certain parties to the proceeding filed specific plan modifications in response to the Court’s opinion and Corning supported these filings. Corning and other parties also filed a motion for reconsideration objecting to certain points in the Court’s opinion and Order. Proposed plan modifications will be discussed during the hearing scheduled for February 17, 2012.

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

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $657 million at December 31, 2011, compared with an estimate of liability of $633 million at December 31, 2010. For the years ended December 31, 2011 and 2010, Corning recorded asbestos litigation expense of $24 million and $5 million, respectively. In the first quarter of 2010, Corning recorded a credit of $54 million to reflect the change in terms of Corning’s proposed payments under the Amended Plan. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

The Amended PCC Plan with the modifications addressing issues raised by the Court’s June 16, 2011, opinion remains subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions that may not be achieved. The approval of the (further modified) Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. If the modified Amended PCC Plan is approved by the Bankruptcy Court, that approval will be subject to appeal. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

At December 31, 2011 and 2010, the fair value of PCE significantly exceeded its carrying value of $138 million and $129 million, respectively. There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate. PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court on April 16, 2000. At that time, Corning determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired. As a result, we reduced our investment in PCC to zero.

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

9.	Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	December 31,
	2011	2010
Land	$113	$105
Buildings	3,957	3,692
Equipment	11,886	10,744
Construction in progress	1,919	822
	17,875	15,363
Accumulated depreciation	(7,204)	(6,420)
Total	$10,671	$8,943

Approximately $46 million, $20 million, and $29 million of interest costs were capitalized as part of property, net in 2011, 2010 and 2009, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. At December 31, 2011 and 2010, the recorded value of precious metals totaled $2.5 billion and $2.0 billion, respectively. Depletion expense related to the years ended December 31, 2011, 2010, and 2009 totaled $21 million, $22 million, and $12 million, respectively.

During the fourth quarter of 2011, Corning recorded a $130 million impairment charge related to certain assets located in Japan used in the ion exchange process for the production of large cover glass. The large cover glass impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their relative fair market values as of the date of impairment. As a result of the impairment, assets included in the categories of equipment and buildings decreased approximately $55 million and $75 million, respectively.

10.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2011 and 2010 are as follows (in millions):

	Telecommunications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2009	$118	$9	$150	$232	$509
Acquired goodwill (1)				28	28
Balance at December 31, 2010	$118	$9	$150	$260	$537
Acquired goodwill (2)	91			36	127
Balance at December 31, 2011	$209	$9	$150	$296	$664

(1)	The Company recorded goodwill associated with a small acquisition completed in the fourth quarter of 2010.
(2)	The Company recorded goodwill associated with two small acquisitions completed in 2011.

Corning’s gross goodwill balance for the fiscal years ended December 31, 2011 and 2010 were $7.1 billion and 7.0 billion, respectively. Accumulated impairment losses were $6.5 billion for the fiscal years ended December 31, 2011 and 2010, and were generated entirely through goodwill impairments related to the Telecommunications segment.

Other Intangible Assets

Other intangible assets follow (in millions):

	December 31,
	2011			2010
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks & trade names (1)(2)	$228	$119	$109	$205	$124	$81
Non-competition agreements (2)				97	94	3
Customer list and other (1)	169	16	153	98	3	95
Total	$397	$135	$262	$400	$221	$179

(1)	The Company recorded other identifiable intangible assets associated with the purchase of Axygen Bioscience in 2009, and small acquisitions completed in 2010 and 2011. Refer to Note 8 (Acquisition) to the Consolidated Financial Statements for additional information.
(2)	Certain intangible assets were fully amortized in 2011.

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments. Amortization expense related to these intangible assets was $15 million, $8 million and $10 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense is estimated to be approximately $16 million for 2012, and $16 million thereafter.

11.	Other Liabilities

Other accrued liabilities follow (in millions):

	December 31,
	2011	2010
Current liabilities:
Wages and employee benefits	$373	$458
Income taxes	288	181
Customer deposits		27
Other current liabilities	432	465
Other accrued liabilities	$1,093	$1,131

Non-current liabilities:
Asbestos litigation	$657	$633
Other non-current liabilities	704	613
Other liabilities	$1,361	$1,246

Asbestos Litigation

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

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded an additional $150 million for such claims in its estimated asbestos litigation liability. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more data becomes available. Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information on the asbestos litigation.

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

Upon receipt of the cash deposits made by customers, we recorded a customer deposit liability. This liability is reduced at the time of future product sales over the life of the agreements. As product is shipped to a customer, Corning recognized revenue at the selling price and issued credit memoranda for an agreed amount of the customer deposit liability. The credit memoranda were applied against customer receivables resulting from the sale of product, thus reducing operating cash flows in the periods these credits were applied for cash deposits received in earlier periods.

Between 2004 and 2007, we received a total of $937 million for customer deposit agreements. In 2007, we received our last deposit of $105 million. We do not expect to receive additional deposits related to these agreements. In 2011, 2010 and 2009, we issued $28 million, $83 million, and $253 million, respectively, in credits that were applied to customer receivable balances when payments were due. As of December 31, 2011, no additional deposits have been received and all amounts previously owed as credits have been applied to customer receivable balances when payments were due.

12.	Debt

(In millions):

	December 31,
	2011	2010
Current portion of long-term debt	$27	$57

Long-term debt
Debentures, 6.75%, due 2013	$100	$100
Debentures, 5.90%, due 2014	100	100
Debentures, 6.20%, due 2016	75	78
Debentures, 8.875%, due 2016	81	82
Debentures, 6.625%, due 2019	250	250
Debentures, 4.25%, due 2020	298	297
Debentures, 8.875%, due 2021	87	89
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	99	99
Debentures, 6.85%, due 2029	175	176
Debentures, callable, 7.25%, due 2036	249	249
Debentures, 5.75%, due 2040	397	397
Other, average rate 5.25%, due through 2037	435	357
Total long-term debt	2,391	2,319
Less current portion of long-term debt	27	57
Long-term debt	$2,364	$2,262

At December 31, 2011 and 2010, the weighted-average interest rate on current portion of long-term debt was 2.1% and 4.9%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.6 billion at December 31, 2011 and $2.4 billion at December 31, 2010.

The following table shows debt maturities by year at December 31, 2011 (in millions):

2012	2013	2014	2015	2016	Thereafter

$27	$130	$192	$37	$172	$1,795

In the fourth quarter of 2010, we amended and restated our existing revolving credit facility. The amended facility provides a $1.0 billion unsecured multi-currency line of credit and expires in December 2015. The facility includes two financial covenants, including a leverage test (debt to capital ratio), and an interest coverage ratio (calculated on the most recent four quarters). As of December 31, 2011, we were in compliance with these covenants.

Debt Issuances and Retirements

In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $635 million when translated to United States Dollars. Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”). Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due five years from the date of the first advance. In 2011, Corning borrowed approximately $120 million under this credit facility.

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

During the year ended December 31, 2009, we recorded the impact of a capital lease obligation associated with a manufacturing facility in our Display Technologies segment. The balance of this obligation at December 31, 2011 and 2010 was $182 million and $172 million, respectively, and is included in our long-term debt balance.

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

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. In 2011, we made a voluntary contribution of $5 million to our international pension plans. In 2010, we made voluntary contributions of $355 million to our domestic and international pension plans.

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

Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we have placed a “cap” on the amount we will contribute toward retiree medical coverage in the future. The cap is equal to 120% of our 2005 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009 and going forward. The pre-65 retirees have triggered the cap in 2010, which impacted their contribution rate in 2011 and going forward. Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical benefits upon retirement; however, these employees will pay 100% of the cost.

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

13.	Employee Retirement Plans (continued)

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follows (in millions):

	Pension benefits		Postretirement benefits
December 31,	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$3,008	$2,791	$976	$928
Service cost	53	46	13	12
Interest cost	156	157	49	50
Plan participants’ contributions	1	1	12	9
Amendments	3	22		(31)
Actuarial losses (gain)	175	163	(31)	77
Other		9
Benefits paid	(171)	(173)	(67)	(75)
Medicare subsidy received			5	6
Foreign currency translation	(1)	(8)
Benefit obligation at end of year	$3,224	$3,008	$957	$976
Change in plan assets
Fair value of plan assets at beginning of year	$2,690	$2,270
Actual gain on plan assets	232	233
Employer contributions	18	367
Plan participants’ contributions	1	1
Benefits paid	(171)	(173)
Foreign currency translation		(8)
Fair value of plan assets at end of year	$2,770	$2,690

Funded status at end of year
Fair value of plan assets	$2,770	$2,690
Benefit obligations	(3,224)	(3,008)	$(957)	$(976)
Funded status of plans	$(454)	$(318)	$(957)	$(976)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset		$21
Current liability	$(11)	(15)	$(60)	$(63)
Noncurrent liability	(443)	(324)	(897)	(913)
Recognized liability	$(454)	$(318)	$(957)	$(976)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,019	$993	$269	$318
Prior service cost (credit)	29	35	(35)	(41)
Amount recognized at end of year	$1,048	$1,028	$234	$277

The accumulated benefit obligation for defined benefit pension plans was $3.1 billion and $2.9 billion at December 31, 2011 and 2010, respectively.

13.	Employee Retirement Plans (continued)

The following information is presented for pension plans where the projected benefit obligation and the accumulated benefit obligation as of December 31, 2011 and 2010 exceeded the fair value of plan assets (in millions):

	December 31,
	2011	2010
Projected benefit obligation	$388	$356
Accumulated benefit obligation	$360	$330
Fair value of plan assets	$14	$13

In 2011, the fair value of plan assets exceeded the accumulated benefit obligation for the United States and United Kingdom pension plans.

The components of net periodic benefit expense for our employee retirement plans follow (in millions):

	Pension benefits			Postretirement benefits
	2011	2010	2009	2011	2010	2009

Service cost	$53	$46	$46	$13	$12	$11
Interest cost	156	157	157	49	50	51
Expected return on plan assets	(161)	(168)	(179)
Amortization of net loss	76	50	31	18	15	11
Amortization of prior service cost (credit)	9	9	8	(6)	(6)	(3)
Total periodic benefit expense	$133	$94	$63	$74	$71	$70
Curtailment charge		(1)	22			10
Total expense	$133	$93	$85	$74	$71	$80

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effects		$1	$(2)			$2
Current year actuarial loss (gain)	$104	106	2	$(31)	$77	66
Amortization of actuarial loss	(76)	(50)	(31)	(18)	(15)	(11)
Current year prior service (credit)/loss	3	23			(31)
Amortization of prior service (cost) credit	(9)	(9)	(9)	6	6	3
Total recognized in other comprehensive income (loss)	$22	$71	$(40)	$(43)	$37	$60

Total recognized in net periodic benefit cost and other comprehensive income	$155	$164	$45	$31	$108	$140

The Company expects to recognize $67 million of net loss and $5 million of net prior service cost as components of net periodic pension cost in 2012 for its defined benefit pension plans. The Company expects to recognize $15 million of net loss and $6 million of net prior service credit as components of net periodic postretirement benefit cost in 2012.

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

13.	Employee Retirement Plans (continued)

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension benefits						Postretirement benefits
	Domestic			International			Domestic
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	4.75%	5.25%	5.75%	4.40%	4.75%	5.75%	4.75%	5.25%	5.75%
Rate of compensation increase	4.25%	4.25%	4.25%	3.44%	4.35%	4.04%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension benefits							Postretirement benefits
	Domestic				International			Domestic
	2011	2010	2009		2011	2010	2009	2011	2010	2009
Discount rate	5.25%	5.75%	6.00/6.25	% (1)	4.75%	5.75%	5.12%	5.25%	5.75%	6.00/6.25	%(1)
Expected return on plan assets	6.50%	7.25%	7.75%		5.59%	6.01%	6.08%
Rate of compensation increase	4.25%	4.25%	5.00%		4.35%	4.04%	4.20%

(1)	The discount rate at December 31, 2008 was 6.00%. At March 31, 2009 remeasurement date, the discount rate was changed to 6.25%.

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes. Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2011	2010
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point increase	One-percentage-point decrease
Effect on annual total of service and interest cost	$5	$(4)
Effect on postretirement benefit obligation	$56	$(45)

Plan Assets

The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of the pension plan. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio. The target allocation range for domestic equity investment is 10.0%-12.5% which includes large, mid and small cap companies. The target allocation range of international equities is 10.0%-12.5%, which includes investments in both developed and emerging markets. The target allocation for bond investments is 60%, which predominately includes both government and corporate bonds. Long duration fixed income assets are utilized to mitigate the sensitivity of funding ratios to changes in interest rates. The target allocation range for non-public investments in private equity and real estate is 5%-15%, and is used to enhance returns and offer additional asset diversification. The target allocation range for commodities is 0%-5%, which provides some inflation protection to the portfolio.

13.	Employee Retirement Plans (continued)

The following tables provide fair value measurement information for the Company’s major categories of defined benefit plan assets (in millions):

		Fair value measurements at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$315	$215	$100
International companies	312	80	232

Fixed income:
U.S. treasuries/agencies
U.S. corporate bonds	1,446		1,446
International fixed income	173		173
Other fixed income

Private equity (1)	241			$241
Real estate (2)	91			91
Insurance contracts	5			5
Cash equivalents	97	97
Commodities (3)	90		90
Total	$2,770	$392	$2,041	$337

(1)	This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in the U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.
(2)	This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S. The inputs are valued by internally generated Discounted Cash Flow Analysis; compare sale analysis and periodic external appraisals.
(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$312	$220	$92
International companies	322	45	277

Fixed income:
U.S. treasuries/agencies	103		103
U.S. corporate bonds	953		953
International fixed income	392		392
Other fixed income	146		146

Private equity (1)	234			$234
Real estate (2)	74			74
Insurance contracts	5			5
Cash equivalents	45	15	30
Commodities (3)	104		104
Total	$2,690	$280	$2,097	$313

(1)	This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in the U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.
(2)	This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S. The inputs are valued by internally generated Discounted Cash Flow Analysis; comparable sale analysis and periodic external appraisals.
(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

13.	Employee Retirement Plans (continued)

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2011 and 2010 (in millions):

	Level 3 assets
	Year ended December 2011
	Private equity	Real estate	Insurance contracts

Beginning balance at December 31, 2010	$234	$74	$5
Actual return on plan assets relating to assets still held at the reporting date	27	6
Purchases, sales, and settlements
Transfers in and/or out of level 3	(20)	11
Ending balance at December 31, 2011	$241	$91	$5

	Level 3 assets
	Year ended December 2010
	Private equity	Real estate	Insurance contracts

Beginning balance at December 31, 2009	$222	$61	$5
Actual return on plan assets relating to assets still held at the reporting date	25	(5)
Purchases, sales, and settlements
Transfers in and/or out of level 3	(13)	18
Ending balance at December 31, 2010	$234	$74	$5

Credit Risk

57% of plan assets are invested in long duration bonds. The average rating for these bonds is A. These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for assets backed securities) would result in a decline in the value of the bonds. These bonds are also subject to default risk.

Currency Risk

11% of assets are valued in non U.S. dollar denominated investments that are subject to currency fluctuations. The value of these securities will decline if the U.S. dollar increases in value relative to the value of the currencies in which these investments are denominated.

Liquidity Risk

13% of the securities are invested in Level 3 securities. These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.

At December 31, 2011 and 2010, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data

We anticipate making voluntary cash contributions of approximately $105 million to our domestic and international plans in 2012.

The following reflects the gross benefit payments that are expected to be paid for the domestic and international plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected benefit payments
	Pension benefits	Postretirement benefits	Expected federal subsidy payments post retirement benefits
2012	$188	$79	$6
2013	$188	$84	$7
2014	$190	$88	$7
2015	$197	$91	$8
2016	$198	$94	$8
2017-2021	$1,085	$509	$47

13.	Employee Retirement Plans (continued)

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $44 million, $46 million and $50 million for the years ended December 31, 2011, 2010 and 2009, respectively.

14.	Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$36	$24	$4	$2	$4	$2
Credit facilities for equity companies	75	25	25	25
Stand-by letters of credit (1)	59	57	2
Subtotal of commitment expirations per period	$170	$106	$31	$27	$4	$2

Purchase obligations	$72	$42	$22	$3	$3	$2
Capital expenditure obligations (2)	472	472
Total debt (3)	2,118	27	127	190	34	1,740
Interest on long-term debt (4)	1,921	153	162	136	121	1,349
Minimum rental commitments	218	51	42	35	30	60
Capital leases (3)	236	2	2	2	2	228
Imputed interest on capital leases	161	13	13	13	13	109
Uncertain tax positions (5)	6	4	1	1
Subtotal of contractual obligation payments due by period	5,204	764	369	380	203	3,488
Total commitments and contingencies	$5,374	$870	$400	$407	$207	$3,490

(1)	At December 31, 2011, $41 million of the $59 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	At December 31, 2011, $2.4 billion was included on our balance sheet. Total debt above is stated at maturity value.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(5)	At December 31, 2011, $11 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $5 million of that amount will become payable.

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

We have agreed to provide up to a $75 million credit facility to Dow Corning. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. The purchase obligations primarily represent raw material and energy-related take-or-pay contracts. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Minimum rental commitments under leases outstanding at December 31, 2011 follow (in millions):

2012	2013	2014	2015	2016	2017 and thereafter
$51	$42	$35	$30	$24	$36

Total rental expense was $84 million for 2011, $70 million for 2010 and $65 million for 2009.

14.	Commitments, Contingencies, and Guarantees (continued)

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):

	2011	2010
Balance at January 1	$24	$24
Adjustments for warranties issued for current year sales	$4	$6
Adjustments for warranties related to prior year sales	$(3)	$(3)
Settlements made during the current year	$(2)	$(3)
Balance at December 31	$23	$24

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 7 (Investments) to the Consolidated Financial Statements, and is subject to various claims that arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote. Other than certain asbestos related claims, there are no other material loss contingencies related to litigation.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2011 and December 31, 2010, Corning had accrued approximately $25 million (undiscounted) and $30 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2011, the amount of equity subject to such restrictions for consolidated subsidiaries was not significant. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

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

15.	Hedging Activities (continued)

Cash Flow Hedges

Our cash flow hedging activities utilize foreign exchange forward and option contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. Our cash flow hedging activities also utilize interest rate forwards to reduce the risk of changes in a benchmark interest rate from the probable forecasted issuance of debt. Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively. Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At December 31, 2011, the amount of net losses expected to be reclassified into earnings within the next 12 months was $35 million.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2011	2010		2011	2010		2011	2010
Derivatives designated as hedging instruments

Foreign exchange contracts	$402	$602	Other current assets	$6	$4	Other accrued liabilities	$(8)	$(33)

Benchmark interest rate	$500					Other accrued liabilities	$(33)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$3,094	$2,946	Other current assets	$6	$1	Other accrued liabilities	$(122)	$(122)
						Other liabilities	$(6)	$(45)

Total derivatives	$3,996	$3,548		$12	$5		$(169)	$(200)

15.	Hedging Activities (continued)

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)			Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective) (1)
	2011	2010	2009		2011	2010	2009

Cash flow hedges
				Sales	$0	$(1)	$0
Interest rate hedge	$0	$3	$0	Cost of sales	$(12)	$(9)	$2
Foreign exchange contracts	$(2)	$(68)	$28	Royalties	$(42)	$(14)	$(32)

Total cash flow hedges	$(2)	$(65)	$28		$(54)	$(24)	$(30)

Net investment hedges
Foreign denominated debt	$0	$2	$(1)
Other	$0	$(3)	$0

Total net investment hedges	$0	$(1)	$(1)

Undesignated derivatives	Location	Gain/(loss) recognized in income
		2011	2010	2009
Foreign exchange contracts	Other income/(expense), net	$127	$(291)	$9

Total undesignated		$127	$(291)	$9

(1)	The amount of hedge ineffectiveness at December 31, 2011, 2010 and 2009 was insignificant.

16.	Fair Value Measurements

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

16.	Fair Value Measurements (continued)

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)

Current assets
Short-term investments	$1,164	$1,155	$9	(1)
Other current assets (2)	$12		$12
Non-current assets:
Other assets	$35		$35

Current liabilities
Other current liabilities (2)	$163		$163
Non-current liabilities:
Other liabilities (2)	$6		$6

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,752	$1,737	$15	(1)
Other current assets (2)	$5		$5
Non-current assets:
Other assets	$45		$45

Current liabilities:
Other accrued liabilities (2)	$155		$155
Non-current liabilities:
Other liabilities (2)	$45		$45

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

As of December 31, 2011 and 2010, the Company did not have any financial assets or liabilities that were measured on a recurring basis using unobservable (or Level 3) inputs.

16.	Fair Value Measurements (continued)

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a nonrecurring basis during the period (in millions):

		Fair value measurements at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)

Long-lived assets held and used	$107			$107	$(130)

Long-lived assets held and used related to certain assets used in the ion exchange process for the production of large cover glass, with a carrying amount of $237 million were written down to their fair value of $107 million, resulting in an impairment charge of $130 million, which was included in earnings for the period. The impairment charge was determined using a market value approach to fair value the asset base after indicators of impairment were identified. The valuation methodology determined fair value by comparing market transactions of similar assets as well as an evaluation of the fair value of the underlying assets through the application of the cost approach and income approach. The cost approach determines current replacement cost adjusted for physical deterioration and the income approach starts with the forecasts of all expected future cash flows including the eventual disposition at market value of the long-lived assets and applies a risk adjusted discount rate. The key assumptions used in these approaches, which requires significant management judgment, include business assumptions, growth rate, terminal value, physical deterioration, and discount rate. The Company believes its current assumptions and estimates of the impairment are reasonable.

There was no asset or liability measured at fair value on a non-recurring basis as of December 30, 2010.

17.	Shareholders’ Equity

The following table presents changes in capital stock for the period from January 1, 2009 to December 31, 2011 (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost
Balance at December 31, 2008	1,609	$804	(62)	$(1,160)
Shares issued to benefit plans and for option exercises	7	4	(1)	(36)
Other			(1)	(11)
Balance at December 31, 2009	1,616	$808	(64)	$(1,207)
Shares issued to benefit plans and for option exercises	10	5
Other			(1)	(20)
Balance at December 31, 2010	1,626	$813	(65)	$(1,227)
Shares issued to benefit plans and for option exercises	10	5		(7)
Shares purchased for treasury			(55)	(779)
Other			(1)	(11)
Balance at December 31, 2011	1,636	$818	(121)	$(2,024)

17.	Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investee’s other comprehensive income (loss), is as follows (in millions):

	Foreign currency translation adjustment and other	Unamortized pension losses and prior services costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2008	$642	$(1,155)	$(92)	$(38)	$(643)
Foreign currency translation adjustment and other (1)(2)	166				166
Net unrealized gain on investments (1)(3)			53		53
Net unrealized gain on designated hedges (1)(5)				39	39
Net change in unrecognized postretirement benefit plans (1)(4)		(16)			(16)
Balance at December 31, 2009	$808	$(1,171)	$(39)	$1	$(401)

Foreign currency translation adjustment and other (1)(2)	566				566
Net unrealized gain on investments (1)(3)			6		6
Net unrealized loss on designated hedges (1)(5)				(24)	(24)
Net change in unrecognized postretirement benefit plans (1)(4)		(104)			(104)
Balance at December 31, 2010	$1,374	$(1,275)	$(33)	$(23)	$43

Foreign currency translation adjustment and other (1)	(21)				(21)
Net unrealized gain on investments (1)			4		4
Net unrealized loss on designated hedges (1)(5)				(6)	(6)
Net change in unrecognized postretirement benefit plans (1)(4)		(109)			(109)
Balance at December 31, 2011	$1,353	$(1,384)	$(29)	$(29)	$(89)

(1)	Includes adjustments from Dow Corning.
(2)	Net of tax effect of $(1) million in 2010 and $0.3 million in 2009. Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements for an explanation of Corning’s tax paying position.
(3)	Net of tax effect of $(5) million in 2010 and $(18) million in 2009.
(4)	Net of tax effect of $73 million in 2011, $55 million in 2010 and $(7) million in 2009.
(5)	Net of tax effect of $3 million in 2011, $14 million in 2010 and $(19) million in 2009.

18.	Earnings Per Common Share

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

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):

	Years ended December 31,
	2011			2010			2009
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount
Basic earnings per common share	$2,805	1,562	$1.80	$3,558	1,558	$2.28	$2,008	1,550	$1.30

Effect of dilutive securities:
Employee stock options and awards		21			23			18
Diluted earnings per common share	$2,805	1,583	$1.77	$3,558	1,581	$2.25	$2,008	1,568	$1.28

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

	Years ended December 31,
	2011	2010	2009

Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	29	43	57
Performance-based restricted stock awards			3
Total	29	43	60

19.	Share-based Compensation

Stock Compensation Plans

Corning’s share-based compensation programs include the following: employee stock options, time-based restricted stock and restricted stock units, and performance-based restricted stock and restricted stock units. At December 31, 2011, our stock compensation programs were in accordance with the 2005 Employee Equity Participation Program, as amended, the 2003 Equity Plan for Non-Employee Directors, as amended, and the 2010 Equity Plan for Non-Employee Directors. Any ungranted shares from prior years will be available for grant in the current year. Any remaining shares available for grant, but not yet granted, may be carried over and used in the following year. At December 31, 2011, there were approximately 48 million shares available for grant.

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Fair values for stock options granted prior to January 1, 2010 were estimated using a lattice-based binomial valuation model. In 2010, Corning began estimating fair values for stock options granted using a multiple-point Black-Scholes model. Both models incorporate the required assumptions and meet the fair value measurement objective.

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

Total share-based compensation cost of $86 million, $92 million, and $127 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the year ended December 31, 2011:

	Number of shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2010	72,461	$16.22
Granted	5,325	$21.10
Exercised	(8,212)	$11.02
Forfeited and expired	(4,547)	$35.75
Options outstanding as of December 31, 2011	65,027	$15.91	4.77	126,366
Options exercisable as of December 31, 2011	53,209	$15.49	4.04	118,042

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2011, was approximately 28 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2011, 2010 and 2009 was $9.22, $8.56, and $4.47, respectively. The total fair value of options that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $57 million, $63 million, and $57 million, respectively. Compensation cost related to stock options for the years ended December 31, 2011, 2010 and 2009, was approximately $48 million, $53 million, and $65 million, respectively.

As of December 31, 2011, there was approximately $24 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years.

Proceeds received from the exercise of stock options were $90 million for the year ended December 31, 2011, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was approximately $77 million, $57 million, and $24 million, respectively, which is currently deductible for tax purposes. Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements.

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

For stock options granted in 2011 and 2010, Corning utilized a blended approach for calculating the volatility assumption used in the multiple-point Black-Scholes model defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term, and the most recent 15-year historical volatility. The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options. The risk-free rates used in the multiple-point Black-Scholes model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term. The ranges given below result from separate groups of employees exhibiting different exercise behavior.

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

The following inputs were used for the valuation of option grants under our Stock Option Plans:

	2011	2010	2009
Expected volatility	47-49%	48-49%	40-60%
Weighted-average volatility	47-49%	48-49%	54-55%
Dividend yield	1.05-1.10%	1.13-1.40%	1.40-1.59%
Risk-free rate	1.0-2.7%	1.5-3.2%	0.1-5.6%
Average risk-free rate	1.3-2.6%	2-3.2%	2.7-3.8%
Expected term (in years)	5.1-6.7	5.1-6.5
Expected time to exercise (in years)			1.6-5.8
Pre-vesting departure rate	0.4-3.9%	1.4-3.6%	1.3-2.8%

Incentive Stock Plans

The Corning Incentive Stock Plan permits restricted stock and stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Restricted stock and stock units under the Incentive Stock Plan are granted at-the-money, contingently vest over a period of generally 1 to 10 years, and generally have contractual lives of 1 to 10 years.

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock and restricted stock units as of December 31, 2010, and changes during the year ended December 31, 2011:

	Shares (000’s)	Weighted- average grant-date fair value
Nonvested shares at December 31, 2010	3,698	$18.33
Granted	1,600	18.97
Vested	(917)	18.80
Forfeited	(277)	22.96
Nonvested shares and share units at December 31, 2011	4,104	$18.16

As of December 31, 2011, there was approximately $25 million of unrecognized compensation cost related to nonvested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of time-based restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $15 million, $11 million, and $5 million, respectively. Compensation cost related to time-based restricted stock and restricted stock units was approximately $29 million, $23 million, and $14 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2010, and changes during the year ended December 31, 2011:

	Shares (000’s)	Weighted- average grant-date fair value
Nonvested restricted stock at December 31, 2010	6,072	$9.24
Granted
Vested	(712)	13.51
Forfeited	(226)	8.67
Nonvested restricted stock and restricted stock units at December 31, 2011	5,134	$8.67

As of December 31, 2011, there was approximately $2 million of unrecognized compensation cost related to nonvested performance-based restricted stock and restricted stock unit compensation arrangements granted under the Plan. The cost is expected to be recognized over the first quarter of 2012. The total fair value of performance-based restricted stock that vested during the years ended December 31, 2011, 2010 and 2009, was approximately $10 million, $44 million, and $50 million, respectively. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $9 million, $14 million, and $44 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

20.	Reportable Segments

Our reportable segments are as follows:

•	Display Technologies - manufactures glass substrates for flat panel liquid crystal displays.
•	Telecommunications - manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry.
•

Environmental Technologies - manufactures ceramic substrates and filters for automotive and diesel applications. This reportable segment is an aggregation of our Automotive and Diesel operating segments as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

•	Specialty Materials - manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences - manufactures glass and plastic consumables for scientific applications.

All other reportable segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income. We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

20.	Reportable Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2011
Net sales	$3,145	$2,072	$998	$1,074	$595	$6	$7,890
Depreciation (1)	$511	$123	$107	$156	$34	$12	$943
Amortization of purchased intangibles		$7		$1	$7		$15
Research, development and engineering expenses (2)	$91	$125	$96	$137	$19	$98	$566
Restructuring, impairment and other (credits) charges (3)		$(1)		$130			$129
Equity in earnings of affiliated companies	$1,027	$3	$1	$4		$15	$1,050
Income tax (provision) benefit	$(501)	$(82)	$(58)	$24	$(29)	$39	$(607)
Net income (loss) (5)	$2,349	$195	$121	$(36)	$61	$(78)	$2,612
Investment in affiliated companies, at equity	$3,132	$19	$31	$4		$243	$3,429
Segment assets (6)	$10,387	$1,201	$1,089	$1,455	$363	$396	$14,891
Capital expenditures	$1,304	$195	$174	$348	$57	$116	$2,194

For the year ended December 31, 2010
Net sales	$3,011	$1,712	$816	$578	$508	$7	$6,632
Depreciation (1)	$513	$118	$105	$72	$32	$12	$852
Amortization of purchased intangibles		$1			$7		$8
Research, development and engineering expenses (2)	$90	$115	$96	$87	$16	$114	$518
Restructuring, impairment and other credits (3)	$(324)	$(3)		$(2)			$(329)
Equity in earnings of affiliated companies (4)	$1,452	$3	$5			$45	$1,505
Income tax (provision) benefit	$(618)	$(46)	$(20)	$13	$(30)	$50	$(651)
Net income (loss) (5)	$2,993	$98	$43	$(32)	$60	$(75)	$3,087
Investment in affiliated companies, at equity	$2,766	$19	$34			$238	$3,057
Segment assets (6)	$9,138	$988	$915	$869	$302	$240	$12,452
Capital expenditures	$497	$69	$65	$143	$31	$43	$848

For the year ended December 31, 2009
Net sales	$2,426	$1,677	$590	$331	$366	$5	$5,395
Depreciation (1)	$479	$130	$98	$46	$20	$13	$786
Amortization of purchased intangibles		$10					$10
Research, development and engineering expenses (2)	$81	$94	$107	$58	$12	$125	$477
Restructuring, impairment and other charges	$31	$42	$28	$17	$8	$4	$130
Equity in earnings (loss) of affiliated companies	$1,102	$(3)	$7			$32	$1,138
Income tax (provision) benefit	$(279)	$(19)	$24	$28	$(19)	$45	$(220)
Net income (loss) (5)	$1,992	$19	$(42)	$(54)	$39	$(80)	$1,874
Investment in affiliated companies, at equity	$2,618	$18	$34			$206	$2,876
Segment assets (6)	$8,699	$967	$874	$319	$229	$206	$11,294
Capital expenditures	$552	$65	$51	$33	$26	$14	$741

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	In 2011, Corning recorded a $130 million impairment charge in the Specialty Materials segment related to certain assets located in Japan used for the production of large cover glass. In 2010, Corning recorded $324 million on the settlement of business interruption and property damage insurance claims in the Display Technologies segment resulting from earthquake activity near the Shizuoka, Japan facility and a power disruption at the Taichung, Taiwan facility in 2009.
(4)	In 2010, equity in earnings of affiliated companies in the Display Technologies segment included a $61 million credit for our share of a revised Samsung Corning Precision tax holiday calculation agreed to by the Korean National Tax service.
(5)	Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(6)	Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

20.	Reportable Segments (continued)

For the year ended December 31, 2011, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 77% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 85% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 42% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 39% of total segment sales.

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

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Years ended December 31,
	2011	2010	2009
Net income of reportable segments	$2,690	$3,162	$1,954
Net loss of All Other	(78)	(75)	(80)
Unallocated amounts:
Net financing costs (1)	(190)	(183)	(122)
Stock-based compensation expense	(86)	(92)	(127)
Exploratory research	(79)	(59)	(61)
Corporate contributions	(48)	(33)	(27)
Equity in earnings of affiliated companies, net of impairments (2)	421	453	297
Asbestos litigation (3)	(24)	49	(20)
Other corporate items (4)	199	336	194
Net income	$2,805	$3,558	$2,008

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains and losses associated with benefit plans.
(2)	Equity in earnings of affiliated companies, net of impairments, is primarily equity in earnings of Dow Corning, which includes the following items:
•	In 2011, an $89 million credit for our share of Dow Corning’s settlement of a dispute related to long term supply agreements.
•

In 2010, a $21 million credit for our share of U.S. advanced energy manufacturing tax credits and a $26 million credit for our share of a release of valuation allowances on foreign deferred tax assets. Corning also recorded a $16 million credit for our share of excess foreign tax credits from foreign dividends.

•	In 2009, a $29 million credit primarily for our share of excess foreign tax credits from foreign dividends and a $29 million charge for our share of restructuring charges.
(3)	In 2011, Corning recorded charges of $24 million to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan. In 2010, Corning recorded a net credit of $49 million primarily reflecting the change in the terms of the proposed asbestos settlement. In 2009, Corning recorded charges of $20 million to adjust the asbestos liability for the change in value of certain components of the amended PCC Plan and the estimated liability for non-PCC asbestos claims.
(4)	Other corporate items include the tax impact of the unallocated amounts and the following significant items:
•	In 2011, Corning recorded a $41 million tax benefit from the filing of an amended 2006 U.S. Federal Tax return to claim foreign tax credits.
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

20.	Reportable Segments (continued)

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):

	Years ended December 31,
	2011	2010	2009
Total assets of reportable segments	$14,495	$12,212	$11,088
Non-reportable segments	396	240	206
Unallocated amounts:
Current assets (1)	6,602	7,152	4,203
Investments (2)	1,298	1,315	1,116
Property, net (3)	1,283	1,255	895
Other non-current assets (4)	3,774	3,659	3,787
Total assets	$27,848	$25,833	$21,295

(1)	Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning Corporation).
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets and deferred taxes.

In our 2010 Form 10-K, reported sales in our geographic disclosures from Japan for the year ended December 31, 2010 excluded sales in the amount of approximately $365 million.

Information concerning principal geographic areas was as follows (in millions):

	2011		2010		2009
	Net sales	Long-lived assets (1)	Net sales	Long-lived assets (1)	Net sales	Long-lived assets (1)
North America
United States	$1,676	$6,087	$1,564	$4,969	$1,298	$4,625
Canada	229		199		110
Mexico	26	78	42	95	44	64
Total North America	1,931	6,165	1,805	5,064	1,452	4,689

Asia Pacific
Japan	1,252	2,210	1,068	2,368	667	2,095
Taiwan	1,850	3,341	1,891	2,850	1,732	2,518
China	1,550	764	756	314	633	400
Korea	101	3,357	72	2,946	61	2,766
Other	145	11	127	11	103	10
Total Asia Pacific	4,898	9,683	3,914	8,489	3,196	7,789

Europe
Germany	318	134	270	121	188	57
France	65	197	54	195	47	125
United Kingdom	124		118	4	92
Other	263	273	239	241	260	63
Total Europe	770	604	681	561	587	245

Latin America
Brazil	29	1	28		19
Other	25	6	25		15
Total Latin America	54	7	53		34

All Other	237	25	179	25	126	26
Total	$7,890	$16,484	$6,632	$14,139	$5,395	$12,749

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets. Assets in the U.S. and Korea include investments in Dow Corning Corporation and Samsung Corning Precision.

Corning Incorporated and Subsidiary Companies

Schedule II – Valuation Accounts and Reserves

(in millions)

Year ended December 31, 2011	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$20		$1	$19
Deferred tax assets valuation allowance	$214	$15	$10	$219
Accumulated amortization of purchased intangible assets	$221	$15	$101	$135
Reserves for accrued costs of business restructuring	$27		$17	$10

Year ended December 31, 2010	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$245		$31	$214
Accumulated amortization of purchased intangible assets	$217	$4		$221
Reserves for accrued costs of business restructuring	$100		$73	$27

Year ended December 31, 2009	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$230	$15		$245
Accumulated amortization of purchased intangible assets	$204	$13		$217
Reserves for accrued costs of business restructuring	$34	$209	$143	$100

Quarterly Operating Results

(unaudited)

(In millions, except per share amounts)

2011	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$1,923	$2,005	$2,075	$1,887	$7,890
Gross margin	$874	$889	$978	$825	$3,566
Restructuring, impairment and other credits				$129	$129
Asbestos litigation charges	$5	$5	$5	$9	$24
Equity in earnings of affiliated companies	$398	$428	$324	$321	$1,471
Provision for income taxes	$(114)	$(123)	$(110)	$(61)	$(408)
Net income attributable to Corning Incorporated	$748	$755	$811	$491	$2,805

Basic earnings per common share	$0.48	$0.48	$0.52	$0.32	$1.80
Diluted earnings per common share	$0.47	$0.47	$0.51	$0.31	$1.77

2010	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$1,553	$1,712	$1,602	$1,765	$6,632
Gross margin	$731	$827	$724	$767	$3,049
Restructuring, impairment and other charges	$(2)		$(1)	$(326)	$(329)
Asbestos litigation charges	$(52)	$5	$6	$(8)	$(49)
Equity in earnings of affiliated companies	$469	$474	$504	$511	$1,958
Provision for income taxes	$(97)	$(31)	$(14)	$(145)	$(287)
Net income attributable to Corning Incorporated	$816	$913	$785	$1,044	$3,558

Basic earnings per common share	$0.52	$0.59	$0.50	$0.67	$2.28
Diluted earnings per common share	$0.52	$0.58	$0.50	$0.66	$2.25

DOW CORNING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2011

DOW CORNING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors of

Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and equity present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 6, 2012

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions of U.S. dollars, except for per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net Sales	$6,426.7	$5,997.3	$5,092.5

Operating Costs and Expenses
Cost of sales	4,437.7	3,862.7	3,332.1
Marketing and administrative expenses	689.3	699.7	580.3
Gain on long-term sales agreements	(428.2)	-	-
Restructuring expenses, net	-	(4.7)	101.6

Total operating costs and expenses	4,698.8	4,557.7	4,014.0

Operating Income	1,727.9	1,439.6	1,078.5

Interest income	12.1	12.7	17.4
Interest expense	(34.8)	-	-
Other nonoperating expenses, net	(61.7)	(35.6)	(10.8)

Income before Income Taxes	1,643.5	1,416.7	1,085.1

Income tax provision	560.7	338.9	331.1

Net Income	1,082.8	1,077.8	754.0

Less: Noncontrolling interests’ share in net income	276.6	211.8	155.9

Net Income Attributable to Dow Corning Corporation	$806.2	$866.0	$598.1

Weighted-Average Common Shares Outstanding (basic and diluted)	2.5	2.5	2.5

Net Income per Share (basic and diluted)	$322.48	$346.40	$239.24

Dividends Declared per Common Share	$248.00	$177.60	$177.60

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions of U.S. dollars)

	Years ended December 31,
	2011	2010	2009
Net income	$1,082.8	$1,077.8	$754.0

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	19.9	28.5	9.1
Unrealized net gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	(8.1)	(32.8)	96.0
Less: reclassification adjustment for loss included in income	26.9	16.1	-

Net gain (loss) on cash flow hedges:
Loss arising during the period	(9.4)	(8.8)	(7.5)
Less: reclassification adjustment for loss included in income	6.3	15.4	23.5

Defined benefit plan adjustments
Loss arising during the period	(457.1)	(120.7)	(22.4)
Less: amortization of pension adjustments included in net income	57.7	45.9	37.9

Other comprehensive income (loss), before tax:	(363.8)	(56.4)	136.6
Income tax (expense) benefit related to items of OCI (1)	137.4	30.7	(8.9)

Other comprehensive income (loss), net of tax:	(226.4)	(25.7)	127.7
Comprehensive Income	856.4	1,052.1	881.7

Less: Noncontrolling interests’ share in comprehensive income	(291.5)	(223.9)	(179.5)

Comprehensive Income Attributable to Dow Corning Corporation	$564.9	$828.2	$702.2

(See Notes to the Consolidated Financial Statements)

(1)	Other Comprehensive Income/(Loss) (“OCI”)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$2,066.1	$2,360.0
Marketable securities	113.9	0.3
Accounts receivable (net of allowance for doubtful accounts of $9.8 in 2011 and $8.5 in 2010)	683.3	784.5
Notes and other receivables	709.0	282.5
Inventories	1,053.3	923.0
Deferred income taxes	135.6	166.7
Other current assets	111.8	107.6

Total current assets	4,873.0	4,624.6

Property, Plant and Equipment	12,003.9	10,447.0
Less - Accumulated Depreciation	(4,623.6)	(4,326.3)

Net property, plant and equipment	7,380.3	6,120.7

Other Assets
Marketable securities	69.9	544.0
Deferred income taxes	529.4	642.7
Intangible assets (net of accumulated amortization of $64.4 in 2011 and $52.4 in 2010)	92.1	98.8
Goodwill	68.1	70.0
Other noncurrent assets	558.4	547.6

Total other assets	1,317.9	1,903.1

Total Assets	$13,571.2	$12,648.4

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars)

	December 31, 2011	December 31, 2010
LIABILITIES AND EQUITY

Current Liabilities
Short-term borrowings and current maturities of long-term debt	$330.9	$842.1
Trade accounts payable	738.0	668.4
Accrued payrolls and employee benefits	170.4	209.0
Accrued taxes	214.7	91.2
Accrued interest	94.4	82.5
Current deferred revenue	336.5	266.0
Other current liabilities	138.0	128.6

Total current liabilities	2,022.9	2,287.8

Other Liabilities
Long-term debt	1,439.9	866.8
Implant reserve	1,595.2	1,566.8
Employee benefits	1,493.2	1,129.2
Deferred revenue	3,296.2	3,130.7
Other noncurrent liabilities	138.9	169.3

Total other liabilities	7,963.4	6,862.8

Equity
Stockholders’ equity
Common stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	3,522.6	3,336.4
Accumulated other comprehensive loss	(717.3)	(476.0)

Dow Corning Corporation’s stockholders’ equity	2,817.8	2,872.9
Noncontrolling interest in consolidated subsidiaries	767.1	624.9

Total Equity	3,584.9	3,497.8

Total Liabilities and Equity	$13,571.2	$12,648.4

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

	Years ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$1,082.8	$1,077.8	$754.0
Depreciation and amortization	367.3	301.3	198.9
Gain on long-term sales agreements	(428.2)	-	-
Changes in deferred revenue, net	465.9	863.3	876.7
Tax-related bond deposits	-	(145.0)	-
Changes in deferred taxes, net	283.8	151.9	82.7
Changes in restructuring accrual	-	(20.9)	20.9
Other, net	19.8	(38.6)	(46.1)
Changes in operating assets and liabilities
Changes in accounts and notes receivable	(123.1)	(170.1)	(73.5)
Changes in accounts payable	50.9	85.8	61.7
Changes in inventory	(122.4)	(214.1)	232.8
Changes in other operating assets and liabilities	60.1	(5.7)	(1.5)
Cash flows related to reorganization, net	1.8	(7.9)	(5.5)

Cash provided by operating activities	1,658.7	1,877.8	2,101.1

Cash Flows from Investing Activities
Capital expenditures	(1,539.5)	(1,340.3)	(1,465.1)
Acquisition of business interests	-	(40.3)	(158.6)
Proceeds from sales, maturities, and redemptions of securities	353.3	498.5	135.4
Purchases of securities	-	(0.5)	(1.6)
Other, net	(4.2)	(0.6)	(51.8)

Cash used in investing activities	(1,190.4)	(883.2)	(1,541.7)

Cash Flows from Financing Activities
Increase in long-term debt	700.0	194.6	681.4
Payments of long-term debt	(71.9)	(3.1)	(26.7)
Change in short-term borrowings	(615.4)	58.3	(213.2)
Distributions to shareholders of noncontrolling interests	(173.3)	(156.8)	(177.1)
Cash received from noncontrolling shareholders	24.0	-	46.5
Dividends paid to stockholders	(620.0)	(444.0)	(444.0)

Cash used in financing activities	(756.6)	(351.0)	(133.1)

Effect of Exchange Rate Changes on Cash	(5.6)	0.3	8.1

Changes in Cash and Cash Equivalents
Net increase/(decrease) in cash and cash equivalents	(293.9)	643.9	434.4
Cash and cash equivalents at beginning of period	2,360.0	1,716.1	1,281.7

Cash and cash equivalents at end of period	$2,066.1	$2,360.0	$1,716.1

(See Notes to the Consolidated Financial Statements)

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of U.S. dollars)

			Dow Corning Corporation Stockholders’ Equity
	Total	Noncontrolling Interest	Total Stockholders’ Equity	Retained Earnings	AOCI (1)	Common Stock
Balance at December 31, 2008	$2,739.4	$508.9	$2,230.5	$2,760.3	$(542.3)	$12.5
Net Income	754.0	155.9	598.1	598.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.1	(0.5)	9.6		9.6
Unrealized net gain on available for sale securities	96.0	24.5	71.5		71.5
Net gain on cash flow hedges	11.0	-	11.0		11.0
Pension and other postretirement benefit adjustments	11.6	(0.4)	12.0		12.0

Total comprehensive income	881.7	179.5	702.2
Cash received from noncontrolling shareholders	46.5	46.5
Dividends declared on common stock	(621.1)	(177.1)	(444.0)	(444.0)

Balance at December 31, 2009	$3,046.5	$557.8	$2,488.7	$2,914.4	$(438.2)	$12.5

Net Income	1,077.8	211.8	866.0	866.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	28.5	15.9	12.6		12.6
Unrealized net loss on available for sale securities	(16.7)	(4.4)	(12.3)		(12.3)
Net gain on cash flow hedges	4.2	-	4.2		4.2
Pension and other postretirement benefit adjustments	(41.7)	0.6	(42.3)		(42.3)

Total comprehensive income	1,052.1	223.9	828.2
Dividends declared on common stock	(600.8)	(156.8)	(444.0)	(444.0)

Balance at December 31, 2010	$3,497.8	$624.9	$2,872.9	$3,336.4	$(476.0)	$12.5

Net Income	1,082.8	276.6	806.2	806.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19.9	9.2	10.7		10.7
Unrealized net gain on available for sale securities	18.8	6.4	12.4		12.4
Net loss on cash flow hedges	(2.0)	-	(2.0)		(2.0)
Pension and other postretirement benefit adjustments	(263.1)	(0.7)	(262.4)		(262.4)

Total comprehensive income	856.4	291.5	564.9
Cash received from noncontrolling shareholders	24.0	24.0
Dividends declared on common stock	(793.3)	(173.3)	(620.0)	(620.0)

Balance at December 31, 2011	$3,584.9	$767.1	$2,817.8	$3,522.6	$(717.3)	$12.5

(See Notes to the Consolidated Financial Statements)

(1)	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOW CORNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars, except where noted)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Dow Corning Corporation (“Dow Corning”) was incorporated in 1943 and is equally owned by Corning Incorporated (“Corning”) and The Dow Chemical Company (“Dow Chemical”). Its main purpose is to develop and produce polymers and other materials based on silicon chemistry. Dow Corning operates in various countries around the world through numerous wholly owned or majority owned subsidiary corporations (hereinafter, the consolidated operations of Dow Corning and its subsidiaries may be referred to as the “Company”).

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

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years. Dow Corning’s silicon-based materials are used in a broad range of products and applications across multiple sectors such as electronics, automotive, construction, textiles and healthcare. The Company, through its Hemlock Semiconductor joint ventures, is a provider of polycrystalline silicon and other silicon-based products used in semiconductor and solar applications. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, Brazil, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Management has evaluated subsequent events through February 6, 2012, the date the financial statements were available to be issued. Certain prior period items have been reclassified to conform to the current presentation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

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

The Company capitalizes the costs of internal-use software and includes the costs in “Property, plant and equipment.” The amounts capitalized and subsequently amortized do not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company accounts for asset retirement obligations by recording an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists. These obligations may result from acquisition, construction, or the normal operation of a long-lived asset. The Company records asset retirement obligations at fair value in the period in which they are incurred. The Company’s asset retirement obligations do not have a material impact on the Company’s consolidated financial position or results of operations.

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

Marketable Securities

The Company accounts for investments in debt and equity securities at fair value for trading or available for sale securities. The amortized cost method is used to account for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets. All such investments are considered to be available for sale. The Company regularly evaluates whether it intends to sell, or if it is more likely that not it will be forced to sell its available for sale securities to determine if an other-than-temporary impairment loss has occurred. In addition, the Company regularly evaluates available evidence to determine whether or not it will be able to recover the cost of these securities. If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive loss.” For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company’s policy is to purchase investment grade securities.

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

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment. The Company completed its annual test for impairment of goodwill during the three month period ended September 30, 2011. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

Cost of Sales

Cost of sales includes material, labor and overhead costs associated with the manufacture and shipment of the Company’s products, as well as research and development costs. Shipping costs are primarily comprised of payments to third party shippers. Research and development costs are primarily comprised of labor costs, outside services and depreciation. Research and development costs were $259.4, $251.8 and $216.6 for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

The income tax provision includes federal, state and foreign income taxes that are both currently payable and deferred. The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when it is more likely than not the expected future tax benefits will not be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. Further, the Company recognizes the financial statement effects of uncertain tax liabilities stemming from uncertain tax positions when it is more likely than not that those positions will not be sustained upon examination.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties were not material to the Company’s consolidated financial position and results of operations.

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

For non-U.S. subsidiaries outside of Europe, Japan and China, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical exchange rates. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in “Other nonoperating income/expenses” in the consolidated statements of income.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company uses derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows.

The Company designates derivatives as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.

The Company measures derivative financial instruments at fair value and classifies them as “Other current assets,” “Other noncurrent assets,” “Other current liabilities,” or “Other noncurrent liabilities” in the consolidated balance sheets. Unrealized gains and losses related to the Company’s derivatives designated as cash flow hedges are recorded in “Accumulated other comprehensive loss.” These gains and losses are reclassified from “Accumulated other comprehensive loss” as the underlying hedged item affects earnings. Realized derivative gains and losses related to cash flow hedges, foreign exchange contracts and commodity contracts are recognized in the Company’s income statement in “Other nonoperating income/expenses” and “Cost of sales,” respectively. Both unrealized and realized gains and losses related to derivative instruments used to hedge the economic exposure to foreign currency fluctuations and not designated as hedging instruments are recognized in “Other nonoperating income/expenses” and “Income tax provision.”

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

Environmental Matters

The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The liabilities recorded are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available.

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

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to revenue recognition for multiple-deliverable revenue arrangements expanding the disclosure requirements related to such arrangements. The guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption did not impact the Company’s financial position and results of operations.

In May 2011, the FASB issued guidance that amends certain principles and requirements for measuring fair value and expands disclosures about fair value measurements. The guidance is effective for interim or annual periods beginning on or after December 15, 2011 with prospective application. The adoption is not expected to impact the Company’s financial position and results of operations.

In June 2011, the FASB issued guidance that changes the requirements for presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the requirements of the new guidance effective December 31, 2011 for all periods presented. The adoption did not impact the Company’s financial position and results of operations.

In September 2011, the FASB issued guidance that amends the requirements for goodwill impairment testing. The guidance permits the Company to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative analysis. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption is not expected to impact the Company’s financial position and results of operations.

NOTE 3 – ADVANCED ENERGY MANUFACTURING TAX CREDITS

On January 8, 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of $169.0. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009 and are focused on job creation from increased domestic manufacturing capacity supplying clean and renewable energy projects. The credits granted to the Company are related to the Company’s manufacturing expansion projects supporting the solar industry. The Company accounts for investment tax credits under the flow-through method, which results in the recognition of the credit as a reduction of federal income taxes in the year in which the credit arises. During the year ended December 31, 2011, the Company recognized $24.3 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $15.8 and an increase in deferred tax liabilities of $8.5. During the year ended December 31, 2010, the Company recognized $141.9 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $92.2 and an increase in deferred tax liabilities of $49.7. The income tax benefit of $92.2 included $69.9 as a discrete benefit as it related to qualifying expenditures through December 31, 2009. The impact of these tax credits on net income for the year ended December 31, 2011 and 2010 was $15.8 and $58.3, net of the noncontrolling interests’ share.

NOTE 4 – RESTRUCTURING

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

The acquisition of the controlling interest of Metais was accounted for as a business combination. The results of operations of Metais were included in the Company’s consolidated financial statements from the date of acquisition. The investment in WVA was accounted for by the equity method of accounting for investments and was included in “Other noncurrent assets” in the Company’s consolidated balance sheet. The results of operations of Metais and the equity results of WVA were not material to the consolidated statement of income.

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

The fair values of assets acquired and liabilities assumed on November 5, 2009 related to the Transaction were as shown in the table below. In 2010, net adjustments of $18.5 were made to the fair values of the assets acquired and liabilities assumed, with a corresponding adjustment to the bargain purchase gain, as summarized in the table below. The adjustments were primarily due to the completed valuation of forestry assets, the final evaluation of contingent liabilities and the related deferred tax impacts. The December 31, 2009 financial statement balances and disclosures impacted by these adjustments have been retrospectively adjusted.

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

Quebec Silicon Limited Partnership

On October 1, 2010, the Company acquired 49% of the equity of Quebec Silicon Limited Partnership (“Quebec Silicon LP”), a silicon metal manufacturing company with operations in Canada. The Company paid $40.3 in exchange for the equity interests in Quebec Silicon LP. The Company believes that this transaction enhances both the security of supply and cost effectiveness of a key raw material. The investment in Quebec Silicon LP was accounted for by the equity method of accounting for investments and included in “Other noncurrent assets” in the Company’s consolidated balance sheets. The results of operations from Quebec Silicon LP were not material to the consolidated statement of income.

NOTE 6 – INVESTMENTS

Investments reflected in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets as of December 31, 2011 and 2010 were $183.8 and $544.3, respectively. These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments were as follows:

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$113.9	$-	$-	$113.9
Auction rate preferred securities	76.0	-	(18.3)	57.7

Total Debt Securities	$189.9	$-	$(18.3)	$171.6

Foreign Equity Securities	$2.2	$1.3	$-	$3.5
Other	7.4	1.3	-	8.7

Total Marketable Securities	$199.5	$2.6	$(18.3)	$183.8

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	$493.8	$-	$(28.2)	$465.6
Auction rate preferred securities	76.9	-	(8.0)	68.9

Total Debt Securities	$570.7	$-	$(36.2)	$534.5

Foreign Equity Securities	$2.3	$1.7	$-	$4.0
Other	5.8	-	-	5.8

Total Marketable Securities	$578.8	$1.7	$(36.2)	$544.3

As of December 31, 2011, securities in an unrealized loss position for 12 months or more were valued at $40.4, net of unrealized losses of $17.0. As of December 31, 2010, securities in an unrealized loss position for 12 months or more were valued at $172.0, net of unrealized losses of $22.0.

Assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The classifications as of the balance sheet dates were as follows:

	December 31,
	2011	2010
Level 1	$10.0	$9.8
Level 2	2.2	-
Level 3	171.6	534.5

Total	$183.8	$544.3

The changes in fair value of Level 3 assets were as follows:

	2011	2010
Beginning balance January 1	$534.5	$1,063.7
Transfers out of Level 3	(0.9)	-
Change in unrealized losses in other comprehensive loss	17.9	(16.9)
Realized losses included in earnings	(26.9)	(16.1)
Sales/redemptions of assets classified as Level 3	(353.0)	(496.2)

Ending balance at December 31	$171.6	$534.5

Level 3 available for sale securities with a par value of $368.2 were redeemed or sold during the year ended December 31, 2011. These redemptions were related to securities backed by student loans and were redeemed or sold at a weighted average price of 95.9% of par.

As of December 31, 2011, debt securities with a fair value of $113.9, excluding auction rate preferred securities, have maturities greater than five years.

Level 3 Assets

Auction Rate Securities

As of December 31, 2011, the Company held auction rate securities of $171.6 included in the consolidated balance sheet. These securities consisted principally of revenue bonds backed by student loans that are guaranteed by the U.S. Government, revenue bonds backed by insured student loans and bundled preferred equity securities.

Historically, the cost of the auction rate securities approximated fair value. The Company had experienced a long history of successful auctions. However, in mid-February 2008, auctions began to fail and continued to fail for virtually all of these securities because there were an insufficient number of buy bids. Upon failure of an auction, the Company is required to hold the security until the next auction date at a contractually predetermined interest rate generally higher than the risk-free treasury rate. A failed auction reduces the immediate liquidity available to the Company.

Due to the absence of observable prices in an active market for the same or similar securities, the fair value of auction rate securities backed by student loans was based on a discounted cash flow analysis using forecasts of future cash flows based on variable coupon payments and future interest rates. The data used for the forecasts included benchmark interest rates such as LIBOR and U.S. Treasury rates, commercial paper rates and other interest rate indices reflecting market required rates of return. The value of auction rate preferred securities was based on market required effective interest rates as indicated by market prices of the underlying preferred securities. Both valuation methodologies considered similar transactions observed in the market, variable coupon payments, the restriction in liquidity due to failed auctions, the credit risk related to each group of securities and the probability of recovery or replacement of the auction rate securities market. Other considerations included the nature of the collateralizations, guarantees, contractual structures of the securities and issuer’s indication of intent to redeem. The auction rate securities were included in Level 3 as of December 31, 2011 because certain model inputs were not readily observable.

Auction Rate Securities Backed by Student Loans

The Company held auction rate securities backed by student loans valued at $113.9 included in the consolidated balance sheet as of December 31, 2011. The entire portfolio of securities had investment grade credit ratings. These auction rate securities were variable rate debt instruments with underlying securities that have contractual maturities that range from 19 to 31 years and whose interest rates are reset every 28 to 35 days through an auction process. Since the auctions have failed, default interest rates are applicable and each issuer has continued to pay required interest payments.

During the fourth quarter of 2011, the Company began to actively market its auction rate securities backed by student loans. As the Company had the intent to sell these securities and their fair value at December 31, 2011 was lower than the cost, an other-than-temporary impairment had occurred and the securities were written down to their fair value, establishing a new cost basis. A loss of $11.7 ($7.4 net of the noncontrolling interests’ share) was included in “Other nonoperating expenses, net” as of December 31, 2011. Due to the Company’s positive intent to sell and expectation that the sales will occur within one year, the Company included the auction rate securities backed by student loans in “Marketable securities” in the current section of the consolidated balance sheet as of December 31, 2011.

Auction Rate Preferred Securities

The Company held auction rate securities backed by preferred equity securities valued at $57.7 included in the consolidated balance sheets as of December 31, 2011. The interest rates reset on these variable rate instruments quarterly through an auction process. Since the auctions have failed, default dividend allocation methods are in effect. While 70% of the securities were rated below investment grade, the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices.

As of December 31, 2011, the Company was not actively marketing, had no intent to sell, nor was it expected to be required to sell, its auction rate preferred securities before the anticipated recovery in market value. In determining that the unrealized losses related to these securities were not other-than-temporary, the Company considered several other factors. These factors included the financial condition and prospects of the issuers, continuation of dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position and the credit rating of the security. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuers. Unrealized losses of $16.9, net of $1.4 for the noncontrolling interests’ share, related to auction rate preferred securities were included in “Accumulated other comprehensive loss” in the consolidated balance sheet as of December 31, 2011. The fair value of these securities could be subject to further adjustments in the future if indicated by either observable prices in an active market or a change in the results of valuations.

NOTE 7 – INVENTORIES

The components of inventories were as follows:

	December 31,
	2011	2010
Produced goods	$808.2	$727.8
Purchased materials	146.1	97.3
Maintenance and supplies	99.0	97.9

Total Inventory	$1,053.3	$923.0

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

NOTE 8 – INCOME TAXES

The components of income before income taxes and noncontrolling interests were as follows:

	Years Ended December 31,
	2011	2010	2009
Domestic	$1,148.6	$1,134.8	$964.3
Foreign	494.9	281.9	120.8

Total	$1,643.5	$1,416.7	$1,085.1

The components of the income tax provision were as follows:

	Years Ended December 31,
	2011			2010			2009
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Domestic	$147.9	$235.0	$382.9	$85.5	$203.4	$288.9	$172.9	$92.9	$265.8
Foreign	130.8	47.0	177.8	107.2	(57.2)	50.0	75.5	(10.2)	65.3

Total	$278.7	$282.0	$560.7	$192.7	$146.2	$338.9	$248.4	$82.7	$331.1

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
Deferred Tax Assets:
Implant costs	$586.4	$568.6
Postretirement benefit obligations	511.8	401.0
Tax loss carryforwards	167.8	176.8
Tax credit carryforwards	87.9	153.0
Accruals and other	161.0	165.3
Inventories	50.1	61.8
Long-term debt	41.2	34.2

Total deferred tax assets	$1,606.2	$1,560.7
Deferred tax liabilities:
Property, plant and equipment	(887.0)	(696.8)

Net deferred tax assets prior to valuation allowance	$719.2	$863.9
Less: Valuation allowance	(56.1)	(55.7)

Net Deferred Tax Assets	$663.1	$808.2

The Company believes that it is more likely than not that the net deferred tax assets will be realized. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards as of December 31, 2011 and 2010 were $167.8 and $176.8, respectively. Of the tax effected operating loss carryforwards, $141.5 are subject to an indefinite carryforward period and were generated by the Company’s subsidiaries in Brazil and the United Kingdom. Substantially all of the remaining operating loss carryforwards relate to the Company’s subsidiaries in China. The net operating losses in China have a five year carryforward period. The Company has determined that no valuation allowance is needed for the net operating losses.

The valuation allowance as of December 31, 2011 was $56.1. Of this amount, $39.8 is attributable to realized and unrealized capital losses on marketable securities and $7.9 from outside basis differences in the Company’s joint ventures.

Tax credit carryforwards of $87.9 as of December 31, 2011 were attributable to foreign tax credits. These credits expire in 2019 through 2021. The Company has determined that no valuation allowance is needed for the tax credit carryforwards.

Cash paid for income taxes, net of refunds received, was $225.9, $191.1 and $234.4 for the years ended December 31, 2011, 2010 and 2009, respectively.

The effective rate of the income tax provision may differ from the United States federal statutory tax rate. A reconciliation of the tax rate is illustrated in the following table:

	Years Ended December 31,
	2011	2010	2009
Income Tax Provision at Statutory Rate	$575.2	$495.9	$379.8

Increase/(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	(0.3)	(7.8)	(9.1)
China joint venture losses	-	9.3	28.4
China valuation allowance release	-	(44.0)	-
Advanced energy manufacturing credits	(15.8)	(92.2)	-
U.S. tax effect of foreign earnings and dividends	2.6	(30.9)	(68.9)
Other, net	(1.0)	8.6	0.9

Total Income Tax Provision at Effective Rate	$560.7	$338.9	$331.1

Effective Rate	34.1%	23.9%	30.5%

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

Also during 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of approximately $169.0 that resulted in a $15.8 and $92.2 reduction in the income tax provision for the years ended December 31, 2011 and 2010, respectively.

During 2009, the Company’s subsidiary in the Netherlands paid a dividend to the United States that resulted in a reduction in the income tax provision for the years ended December 31, 2010 and 2009. Substantially all of the reduction in the income tax provision from the U.S. tax effect of foreign earnings and dividends in 2010 and 2009 related to this dividend.

As of December 31, 2011, income and remittance taxes have not been recorded on $660.3 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2005.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year
United Kingdom	2010	China	2007
Belgium	2010	Germany	2007
Japan	2010	Korea	2007
France	2009	Brazil	2006
		United States	2005

The Company is participating in the IRS Compliance Assurance Process for the 2009, 2010 and 2011 tax years. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. As of December 31, 2011, no jurisdiction has proposed any significant adjustments to the Company’s tax returns that management believes would be sustained and would materially affect the Company’s financial position. In addition, the Company does not anticipate that any material adjustments will result from settlements, closing of tax examinations or expiration of applicable statutes of limitation in various jurisdictions within the next 12 months.

During the year ended December 31, 2010, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for 2006, 2007, 2008 and 2009. The Company filed protests and appeals in response to the proposed adjustments for the years 2006 through 2008. Management believes that the deficiencies asserted by the IRS will not be sustained and is vigorously contesting the IRS’ claims. However, if the IRS prevails, the resulting tax deficiency would be approximately $207.8. Management believes that the resolution of the issues will not have a material impact on the Company’s consolidated financial position or results of operations. In July 2010, the Company made voluntary protective bond deposits of $145.0 to the IRS related to these tax positions for the earlier tax years. Additional tax payments of $62.8 were made for the 2008 through 2011 tax years to cover anticipated adjustments for these years. The deposits and the additional payments were made to alleviate the potential for interest expense and penalties as well as to generate competitive interest income on the funds.

The Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $3.7 and $10.6 for the years ended December 31, 2011 and 2010, respectively.

Tax Effect of Other Comprehensive Income

The following table details the tax (expense) benefit of other comprehensive income amounts recognized:

	Years Ended December 31,
	2011	2010	2009
Net Gain (Loss) on Cash Flow Hedges:
Loss arising during the period	$3.3	$3.3	$2.3
Less: reclassification for gain included in income	(2.2)	(5.7)	(7.3)

Net unrealized gains (losses) on cash flow hedges	1.1	(2.4)	(5.0)

Defined Benefit Plan Adjustments
Net gain arising during the period	156.0	53.3	5.7
Less: amortization of pension adjustments in net income	(19.7)	(20.2)	(9.6)

Defined benefit plans, net	136.3	33.1	(3.9)

Total Tax (Expense)/Benefit:	$137.4	$30.7	$(8.9)

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative financial contracts based on analysis of specific and known economic exposures. The Company’s policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The types of instruments typically used are forward contracts, but may also include option combinations and purchased option contracts.

Cash Flow Hedges

The Company uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets and are reclassified into earnings in the same period during which the underlying hedged item impacts earnings. As of December 31, 2011, the Company had outstanding commodity forward contracts and options to hedge forecasted purchases of 7.3 million mmbtu of natural gas. The forward contracts and options outstanding at December 31, 2011 hedge forecasted transactions expected to occur within the next 24 months.

Foreign exchange options are also used by the Company to reduce the impact of changes in foreign exchange rates related to specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets until the forecasted transaction occurs. As of December 31, 2011, the total notional amount of the Company’s foreign currency cash flow hedges was $23.7 expressed as U.S. dollars. The options outstanding as of December 31, 2011 hedge forecasted transactions expected to occur within the next 11 months.

Gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in current earnings and were immaterial for the periods ended December 31, 2011, 2010 and 2009.

Economic Hedges

Contracts used to hedge the economic exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. As of December 31, 2011, the total notional amount of the Company’s non-designated foreign currency fair value hedges was $672.5, expressed as U.S. dollars.

Financial Statement Impact

The impacts of derivative instruments on the Company’s consolidated balance sheets and income statements are detailed below:

	December 31,
	2011	2010
Derivative asset	$4.2	$2.8
Derivative liability	(9.9)	(7.2)
Gain/(loss) in AOCI (1)	(12.1)	(9.0)

	Years ended December 31,
	2011	2010	2009
Gain/(loss) in income	$(2.3)	$(12.5)	$(54.2)
Gain/(loss) in OCI (2)	(3.1)	6.6	16.0

(1)	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)
(2)	Other Comprehensive Income/(Loss) (“OCI”)

Net losses expected to be reclassified from AOCI into the income statement in the next 12 months were $7.9 ($5.0 after tax) as of December 31, 2011.

Derivative options held by the Company as of December 31, 2011 were valued using observable market inputs and the Black-Scholes model. Forward contracts were also valued using observable market inputs. The inputs used in valuation were considered Level 2 because the inputs are readily observable for the derivative asset or liability.

NOTE 10 – VARIABLE INTEREST ENTITIES

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

The Company accounts for its investment in these entities under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company’s guarantees of nonconsolidated subsidiaries’ debt. As of December 31, 2011 the maximum exposure to loss was $238.8.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	Estimated Useful Life (Years)	December 31,
		2011	2010

Land	-	$227.2	$217.7
Land improvements	11-20	375.7	328.0
Buildings	18-33	2,184.1	1,964.9
Machinery and equipment	3-25	7,567.0	6,960.8
Construction-in-progress	-	1,649.9	975.6

Total property, plant and equipment		$12,003.9	$10,447.0
Accumulated depreciation		(4,623.6)	(4,326.3)

Net property, plant and equipment		$7,380.3	$6,120.7

The Company recorded depreciation expense of $357.2, $291.7 and $192.7 for the years ended December 31, 2011, 2010 and 2009, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2011, 2010 and 2009 was $68.9, $71.2 and $49.1, respectively.

NOTE 12 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2011 and 2010, the Company had gross goodwill of $68.1 and 70.0, respectively. Changes in the carrying amount of goodwill related primarily to currency translation. The gross and net amounts of intangible assets, excluding goodwill, were as follows:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$12.1	$(3.4)	$8.7
Customer/Distributor relationships	25.4	(25.4)	-
Completed technology	20.7	(15.1)	5.6
Other	98.3	(20.5)	77.8

Total	$156.5	$(64.4)	$92.1

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$11.7	$(3.3)	$8.4
Customer/Distributor relationships	24.1	(21.3)	2.8
Completed technology	19.6	(12.6)	7.0
Other	95.8	(15.2)	80.6

Total	$151.2	$(52.4)	$98.8

The Company recorded amortization expense related to these intangible assets of $10.1, $9.6 and $6.2 for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows: 2012 – $7.5, 2013 – $7.2, 2014 – $6.9, 2015 – $6.9, 2016 – $6.9.

NOTE 13 – NOTES PAYABLE, CREDIT FACILITIES AND GUARANTEES

Short-Term Borrowings

The Company had outstanding short-term debt of $134.7 and $232.5 in Asia as of December 31, 2011 and 2010, respectively. The borrowings in Asia were primarily denominated in Renminbi with an interest rate generally set by the People’s Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 5.7% as of December 31, 2011. Since the interest rates for the borrowing in Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value for these borrowings. The Company is in compliance with its debt covenants related to the short-term borrowings.

Credit Facilities

In March 2011, the Company entered into a five-year $1,000.0 revolving credit facility agreement with various U.S. and foreign banks. The facility allows for borrowing in various currencies for working capital needs and general corporate purposes of the Company. Borrowings bear interest at a LIBOR-plus rate or an alternate rate based on LIBOR, the Prime Rate or the Federal Funds Effective rate plus various spreads based on the terms of the agreement. As of December 31, 2011, the Company had no outstanding balance on the facility. This facility replaced the Company’s existing $500.0 revolving credit arrangement, which was set to expire in July 2011. As of December 31, 2010, the Company had borrowed the maximum amount and it was classified as short-term borrowings in the consolidated balance sheet.

In addition, the Company had unused and committed credit facilities with various U.S. and foreign banks totaling $183.4 and $216.0 at December 31, 2011 and 2010, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available to support working capital requirements.

Long-Term Debt

Long-term debt consisted of the following:

	Years Ended December 31,
	2011	Rates	2010	Rates
Long-term debt
Variable rate notes due 2012-2014	$821.3	5.8 - 6.1%	$868.3	5.2 - 5.4%
Variable rate notes due 2012-2015	26.9	5.2%	29.2	5.2%
Fixed rate notes due 2018	350.0	4.1%
Variable rate bonds due 2019	3.7	0.3%	4.2	0.4%
Fixed rate notes due 2021	350.0	4.8%
Other obligations and capital leases	83.2	3.5 - 9.0%	59.8	3.8 - 6.4%

Total long-term debt	$1,635.1		$961.5
Less current maturities of long-term debt	195.2		94.7

Total long-term debt due after one year	$1,439.9		$866.8

In March 2011, the Company issued senior unsecured fixed rate notes at par with an aggregate principal amount of $700.0, including $350.0 of 4.1% Series A Notes due March 2018 and $350.0 of 4.8% Series B notes due March 2021. Valuation of the senior notes is conducted on a quarterly basis using the benchmark risk-free interest rate with a credit spread based on comparable companies with a similar investment rating and considering business-specific risks. As of December 31, 2011, the fair values of Series A Notes and Series B Notes were $375.4 and $387.4, respectively.

In August 2010, a wholly owned subsidiary of the Company entered into a secured term loan with a bank in China. The amount of the loan was 193.5 Renminbi ($30.7 U.S. dollars) and permits borrowing in Renminbi only. As of December 31, 2011, the subsidiary had $26.9 outstanding under the loan. As of December 31, 2010, the subsidiary had borrowed the maximum amount under the loan. Repayment began in December 2011 with various amounts due each year through June 2015. No further borrowings are available under this facility.

In October 2009, a majority owned subsidiary of the Company entered into an unsecured term loan facility with a syndicate of commercial banks in China. The amount of the facility was 1.6 billion Renminbi ($253.9 U.S. dollars) and permits borrowing in Renminbi only. As of December 31, 2011, the subsidiary had $228.5 outstanding under the facility. As of December 31, 2010, the subsidiary had borrowed the maximum amount under the loan. Repayment began in April 2011 with various amounts due each year through April 2014. No further borrowings are available under this facility.

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five-year term loan facility with a syndicate of commercial banks in China. The amount of the facility was 4.2 billion Renminbi ($666.6 U.S. dollars). The facility permits borrowing in U.S. dollars and Renminbi with required repayments commencing two years after the drawdown date. As of December 31, 2011, the subsidiary had $592.8 outstanding under the facility in Renminbi. As of December 31, 2010, the subsidiary had borrowed the maximum amount under the loan. Repayment began in April 2011 with various amounts due each year through April 2014. No further borrowings are available under this facility.

Since the interest rates for the borrowings in China are reset regularly based on market conditions, management believes the carrying value of the debt approximates the fair value of these borrowings.

The Company and its subsidiaries are in compliance with its debt covenants, including leverage ratios and interest coverage ratios.

Annual aggregate maturities of the long-term debt of the Company are: 2012 – $195.2, 2013 – $195.5, 2014 – $470.1, 2015 – $9.2 and $765.1 thereafter.

Cash paid for interest during the year ended December 31, 2011, 2010 and 2009 was $91.8, $66.8 and $51.7, respectively.

Sales of Receivables

The Company maintains an accounts receivable facility with a bank in Japan. The discount rate under this facility is the equivalent of TIBOR plus 0.25%. The Company sold receivables in the amount of $322.3 and $275.5 to this bank in exchange for cash proceeds of $322.1 and $275.3 during the years ended December 31, 2011 and 2010, respectively. Under the facility, the Company continues to collect the receivables from the customer but retains no interest in the receivables. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to the Company. The counterparty for the receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by receivables in the U.S. which expires in October 2013. The interest rate under this facility is based on commercial paper pool rates. The facility requires the payment of commitment fees on the unused portion. As of December 31, 2011 and 2010, there were no outstanding amounts under this agreement. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables. The counterparty for the accounts receivables facility is a financial institution that specializes in securitization transactions and is financed through the issuance of commercial paper.

Guarantees and Letters of Credit

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The Company maintained agreements to guarantee the debt of certain nonconsolidated affiliates. The maximum amount of potential future payments under these guarantees was $84.1 as of December 31, 2011. The obligations under these guarantees are due to be repaid by February 2019. The Company does not expect to be required to make any payments related to these agreements and no liability has been recorded on the Company’s consolidated balance sheets for the years ended December 31, 2011 and 2010. The Company’s potential obligation under other guarantees was not material to the consolidated financial statements.

The Company had outstanding letters of credit of $27.1 and $15.2 at December 31, 2011 and 2010, respectively.

NOTE 14 – DEFERRED REVENUE

The Company enters into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. Most of these product sales agreements extend over various periods and the revenue associated with the agreements is recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology are reported as deferred revenue in the consolidated balance sheets. When agreements are modified, the Company reviews the revised terms to determine whether continued use of the average price methodology remains appropriate, or whether the use of invoice-based pricing, a ratable recognition of existing deferred revenue amounts, or a combination of these methods is required.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2011 and 2010, advanced payments of $588.0 and $981.8, respectively, were received by the Company. Under the agreements, the Company expects to receive advanced payments of $366.7 in the next twelve months and $355.8 in periods thereafter. These amounts are recorded as deferred revenue and are typically applied ratably on a per kilogram basis as products are shipped over the life of the agreements. However, modification to terms of the agreements may alter the timing of future advanced payments receipts or their application to future purchases. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments. The advanced payments received are reported as cash flows from operating activities in the consolidated statements of cash flows.

Deferred revenue reflected in “Current deferred revenue” and “Deferred revenue” in the consolidated balance sheets as of December 31, 2011 and 2010, was $3,632.7 and $3,396.7, respectively. The current portion of $336.5 and $266.0 was recorded in the consolidated balance sheets as of December 31, 2011 and 2010, respectively. The current portion is determined based upon contractual application of advanced payments to customer purchases.

In December 2011, the Company resolved a contract dispute related to certain long-term sales agreements. The resolution was mainly comprised of a cash payment of $195.2, which was received by the Company in January 2012, and recognition of previously recorded deferred revenue of $229.9 . The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in the “Gain on long-term sales agreements” line within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2011 increased by $182.9.

NOTE 15 – PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of pension expense for the Company’s U.S. and non-U.S. plans were as follows:

	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost
Service cost	$44.3	$38.0	$37.3	$23.7	$21.7	$19.4	$68.0	$59.7	$56.7
Interest cost on projected benefit obligations	87.2	86.4	81.6	34.3	32.7	30.4	121.5	119.1	112.0
Expected return on plan assets	(61.3)	(67.4)	(77.0)	(33.2)	(33.1)	(27.9)	(94.5)	(100.5)	(104.9)
Amortization of net transition obligation	-	-	-	-	-	0.2	-	-	0.2
Amortization of net prior service costs	2.8	2.8	3.1	0.9	0.9	0.8	3.7	3.7	3.9
Amortization of net losses	48.5	37.7	30.9	7.0	7.0	2.3	55.5	44.7	33.2
Other adjustments	-	-	-	0.7	0.5	4.8	0.7	0.5	4.8

Total	$121.5	$97.5	$75.9	$33.4	$29.7	$30.0	$154.9	$127.2	$105.9

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Amortization of net prior service costs	$(2.8)	$(2.8)	$(0.6)	$(0.6)	$(3.4)	$(3.4)
Amortization of net losses or settlement recognition	(48.5)	(37.7)	(7.0)	(7.0)	(55.5)	(44.7)
Net loss (gain) arising during the year	331.5	119.9	92.9	(16.1)	424.4	103.8

Total	$280.2	$79.4	$85.3	$(32.7)	$365.5	$55.7

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Projected benefit obligation	$2,026.2	$1,632.6	$676.4	$592.0	$2,702.6	$2,224.6
Accumulated benefit obligation	1,655.0	1,363.0	598.4	537.5	2,253.4	1,900.5
Fair value of plan assets	1,133.3	986.4	426.1	417.5	1,559.4	1,403.9

The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,632.6	$1,454.8	$681.6	$666.1	$2,314.2	$2,120.9
Service cost	44.3	38.0	23.7	21.7	68.0	59.7
Interest cost	87.2	86.4	34.3	32.7	121.5	119.1
Actuarial (gains) losses	342.6	135.1	63.1	(1.4)	405.7	133.7
Foreign currency exchange rate changes	-	-	(5.4)	(14.4)	(5.4)	(14.4)
Benefits paid and settlements	(80.5)	(81.7)	(27.4)	(23.1)	(107.9)	(104.8)

Projected benefit obligation, end of year	$2,026.2	$1,632.6	$769.9	$681.6	$2,796.1	$2,314.2

Fair value of plan assets
Fair value of plan assets, beginning of year	$986.4	$870.3	$492.9	$441.0	$1,479.3	$1,311.3
Actual return on plan assets	72.5	82.5	0.6	51.0	73.1	133.5
Foreign currency exchange rate changes	-	-	(3.8)	(16.8)	(3.8)	(16.8)
Employer contributions	154.9	115.3	35.2	40.8	190.1	156.1
Benefits paid and settlements	(80.5)	(81.7)	(27.4)	(23.1)	(107.9)	(104.8)

Fair value of plan assets, end of year	$1,133.3	$986.4	$497.5	$492.9	$1,630.8	$1,479.3

Funded status of plans	$(892.9)	$(646.2)	$(272.4)	$(188.7)	$(1,165.3)	$(834.8)
Accumulated benefit obligation	1,655.0	1,363.0	658.4	596.3	2,313.4	1,959.3

The following table represents assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9.2	$-	$-	$9.2
Equity securities	151.2	2.7	0.4	154.3
Corporate debt securities	-	260.1	-	260.1
U.S. government debt securities	0.1	223.2	-	223.3
U.S. government guaranteed mortgage backed securities	-	12.0	-	12.0
Other government debt securities	0.6	52.9	-	53.5
Investment funds	39.9	874.0	0.3	914.2
Other	-	4.2	-	4.2

Total	$201.0	$1,429.1	$0.7	$1,630.8

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10.1	$-	$-	$10.1
Equity securities	203.3	3.0	-	206.3
Corporate debt securities	0.1	217.3	-	217.4
U.S. government debt securities	-	137.2	-	137.2
U.S. government guaranteed mortgage backed securities	-	4.1	0.7	4.8
Other government debt securities	0.4	33.7	-	34.1
Investment funds	25.8	823.0	7.6	856.4
Other	-	13.0	-	13.0

Total	$239.7	$1,231.3	$8.3	$1,479.3

The changes in fair value of Level 3 assets for the year ended December 31, 2011 were as follows:

Beginning balance, January 1, 2011	$8.3
Actual return on assets	(0.1)
Purchases	0.4
Sales	(7.9)

Ending value, December 31, 2011	$0.7

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

The following table represents amounts recorded in the consolidated balance sheets as of December 31:

	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Current benefit liabilities	$(5.0)	$(5.0)	$(4.3)	$(4.1)	$(9.3)	$(9.1)
Noncurrent benefit liabilities	(887.9)	(641.1)	(268.1)	(184.6)	(1,156.0)	(825.7)

Total recognized liabilities	$(892.9)	$(646.1)	$(272.4)	$(188.7)	$(1,165.3)	$(834.8)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service cost	15.7	18.5	10.2	10.8	25.9	29.3
Net loss	1,070.0	787.0	236.6	152.2	1,306.6	939.2

Accumulated other comprehensive loss	$1,085.7	$805.5	$246.8	$163.0	$1,332.5	$968.5

The Company expects to recognize $76.4 of net loss and $3.7 of net prior service cost as a component of net periodic pension cost in 2012 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan. For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period. The Company had approximately $12.5 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2011 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the United States defined benefit plan, as of December 31, 2011, the fair value of plan assets included 38% of equity securities and 62% of debt securities. The plan targets an asset allocation of 40% equity securities and 60% debt securities. The plan’s expected long-term rate of return is based on the asset allocation and expected future rates of return on equity and fixed income securities based on the investment outlook provided by the Company’s actuary.

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

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions of approximately $115.1 are planned for the U.S. plans in 2012. Contributions of approximately $31.0 are planned for non-U.S. plans in 2012.

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

	Benefit Obligations at December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010

Discount rate	4.3%	5.5%	4.3%	4.9%	4.3%	5.3%

Rate of increase in future compensation levels	4.8%	4.8%	4.1%	4.3%	4.6%	4.6%

	Net Periodic Pension Cost for the Years Ended December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010

Discount rate	5.5%	6.0%	4.9%	5.2%	5.2%	5.8%

Rate of increase in future compensation levels	4.8%	4.8%	4.3%	4.5%	4.6%	4.7%

Expected long-term rate of return on plan assets	6.4%	7.2%	6.5%	7.4%	6.4%	7.3%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2011 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2012	$80.9	$20.0	$100.9
2013	81.8	25.2	107.0
2014	83.2	23.7	106.9
2015	85.2	29.9	115.1
2016	87.6	30.0	117.6
2017-2021	498.1	195.3	693.4

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for most retired employees, primarily in the U.S. The cost of providing these benefits to retirees outside the U.S. is not significant. Net periodic postretirement benefit cost included the following components:

	Years Ended December 31,
	2011	2010	2009
Net Periodic Postretirement Benefit Cost
Service cost	$5.1	$4.5	$4.5
Interest cost	15.8	16.3	15.8
Amortization of prior service credits	(6.6)	(6.8)	(6.8)
Amortization of actuarial losses	5.4	4.6	3.8

Total	$19.7	$18.6	$17.3

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income included:

	Years Ended December 31,
	2011	2010
Amortization of prior service costs	$6.6	$6.8
Amortization of loss	(5.4)	(4.6)
Net loss arising during the year	32.7	16.9

Total	$33.9	$19.1

The following table presents a reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

	December 31,
	2011	2010
Accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$310.9	$290.7
Service cost	5.1	4.5
Interest cost	15.8	16.3
Actuarial loss	32.7	16.9
Benefits paid	(18.7)	(17.5)

Accumulated postretirement benefit obligation at end of year	$345.8	$310.9

Funded status of plans	$(345.8)	$(310.9)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(20.0)	$(20.4)
Noncurrent benefit liabilities	(325.8)	(290.5)

Total recognized liabilities	$(345.8)	$(310.9)

Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service credit	(9.9)	(16.5)
Net loss	129.8	102.5

Accumulated other comprehensive loss	$119.9	$86.0

The Company expects to recognize $7.5 of net loss and $4.7 of net prior service credit as a component of net periodic postretirement benefit cost in 2012.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.4% in 2011 and was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.1% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2011 by 1.6%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.8% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2011 by 1.3%.

The discount rate used in determining the accumulated postretirement benefit obligation was 4.25% and 5.25% at December 31, 2011 and 2010, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees were $18.7 for the year ended December 31, 2011. Reimbursements received under Medicare Part D were $1.0 for the year ended December 31, 2011. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plans and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2011.

	Estimated Postretirement Benefit Payments	Estimated Medicare Subsidies
2012	$ 20.4	$1.8
2013	20.5	2.0
2014	20.6	2.3
2015	20.8	2.5
2016	21.0	2.7
2017 - 2021	108.0	17.8

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $22.9, $20.6 and $19.7 for the years ended December 31, 2011, 2010 and 2009, respectively. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2011 was $16.2. The Company expects to make additional contributions of $22.9 to all defined contribution plans during 2012.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. If the Company is unable to meet its remaining obligations to fund the Facilities, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, in an original maximum aggregate amount of $300.0. Beginning June 1, 2009, the amount available decreases by $50.0 per year and will fully expire June 1, 2014. As of December 31, 2011 the maximum aggregate amount available to the Company under this revolving credit commitment was $150.0. As of December 31, 2011, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company’s insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,681.9 to the Settlement Facility through December 31, 2011.

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

As of December 31, 2011 and December 31, 2010, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,595.2 and $1,566.8 respectively. These amounts reflect the Company’s estimated remaining obligation to fund the resolution of breast implant and other medical device claims pursuant to the Company’s Joint Plan of Reorganization and other breast implant litigation related matters.

During 2010, the Company recorded an out of period adjustment of $25.6 to reflect prior years’ settlements of products liability claims. The adjustment reduced the Company’s liability to fund the Settlement Facility as recorded in “Implant reserve” on the consolidated balance sheet and increased “Other nonoperating expenses, net” on the consolidated statement of income. The adjustment increased the Company’s pretax income by $25.6 and net income by $16.1.

Insurance Proceeds – London Market Insurers

The London Market Insurers (the “LMI Claimants”) have claimed a reimbursement right with respect to a portion of insurance proceeds based on a theory that the LMI Claimants overestimated the Company’s products liability. As of December 31, 2010, the Company had estimated its liability to be between $10.0 and $20.0. During the period ended March 31, 2011, the Company and the LMI Claimants settled for an amount within that range. The settlement amount was paid during the period ended June 30, 2011.

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement. Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date. In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not offset by certain qualifying product liability claims paid by Dow Chemical, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. As of December 31, 2011, Dow Chemical had given notice to the Company that it has thus far incurred $168.8 of potentially qualifying claims.

The maximum $285.0 liability was paid in full as of September 30, 2009. However, as the settlement with the LMI Claimants was a return of Shared Insurance Assets, Dow Chemical was required to return insurance proceeds equal to 25% of the settlement, reducing the insurance proceeds paid by the Company to less than the maximum liability. As a result of this reduction and subsequent remittances of insurance proceeds, $2.2 was reflected in “Other noncurrent liabilities” as of December 31, 2011.

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

As of December 31, 2011, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2011, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $85.5 to $280.2. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2011 and December 31, 2010, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $84.0 and $79.9, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

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

Environmental Matters

The Company was previously advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites. Management believes that there are 24 sites at which the Company may have some liability, although management expects to settle the Company’s liability for nine of these sites for amounts that are immaterial.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $31.0. Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2011 and 2010 was $4.9 and $2.1, respectively.

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

Polycrystalline Silicon Market Conditions

The Company is a provider of polycrystalline silicon and other silicon-based products used in the manufacturing of semiconductor devices and solar cells and modules. Pricing for these products declined sharply during the fourth quarter of 2011 and future market conditions are uncertain. These products account for a significant portion of the Company’s operating results.

As of December 31, the Company has approximately $152.9 in construction-in-progress assets related to a plant expansion that is in the process of being delayed. The Company may incur additional capital spending prior to full delay of the expansion activities. The Company determined that the pending delay is temporary as of December 31, 2011. However, it is possible that unfavorable market conditions in the future could result in a decision to abandon certain expansion activities, resulting in write-off of all or a portion of these assets.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. For the years ended December 31, 2011, 2010 and 2009 lease expense was $55.9, $51.8 and $51.1, respectively. The minimum future lease payments required under noncancellable operating leases at December 31, 2011 in the aggregate, are $212.6 including the following amounts due in each of the next five years: 2012 - $42.4, 2013 - $30.3, 2014 - $25.7, 2015 - $20.4 and 2016 - $18.0.

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions and balances with the Company’s shareholders:

	Years Ended December 31,
	2011	2010	2009
Sales to Dow Chemical	$11.8	$14.4	$14.6
Sales to Corning	22.3	19.3	17.1
Purchases from Dow Chemical	69.3	68.1	43.5

	December 31,
	2011	2010
Accounts receivable from Dow Chemical	$0.5	$0.4
Accounts receivable from Corning	1.2	1.2
Accounts payable to Dow Chemical	3.8	5.3

In addition, non-wholly owned consolidated subsidiaries of the Company have transactions in the normal course of business with their noncontrolling shareholders. The following tables summarize related party transactions and balances between these non-wholly owned consolidated subsidiaries and their minority owners:

	Years Ended December 31,
	2011	2010	2009
Sales to minority owners	$714.9	$483.9	$436.6
Purchases from minority owners	328.2	275.9	77.8

	December 31,
	2011	2010
Accounts receivable from minority owners	$78.0	$137.9
Accounts payable to minority owners	13.5	8.1

Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

In addition, the Company loans excess funds to Toray Industries, Inc., which is the minority shareholder of one of the Company’s non-wholly owned consolidated subsidiaries. The amount of loans receivable at December 31, 2011 and 2010 was $92.2 and $42.1, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

Samsung Corning Precision

Materials Co., Ltd.

Consolidated Financial Statements

As of December 31, 2011 and 2010

and for the years ended

December 31, 2011, 2010 and 2009

Samsung Corning Precision Materials Co., Ltd.

Index

December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Samsung Corning Precision Materials Co., Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Materials Co., Ltd. and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 13, 2012

Samsung Corning Precision Materials Co., Ltd.

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands, except share and per share amounts)	2011	2010

Assets
Current assets
Cash and cash equivalents	$1,696,968	$1,756,258
Short-term financial instruments	1,025,433	887,521
Accounts and notes receivable
Customers, net of allowance for doubtful accounts of $6,791 and $4,476	212,721	137,144
Related parties	323,884	110,017
Inventories	175,375	144,021
Current deferred income tax assets, net	2,417	6,222
Other current assets	123,350	80,442

Total current assets	3,560,148	3,121,625
Equity method investments	39,184	68,494
Property, plant and equipment, net	3,549,013	3,625,653
Intangible assets	2,748	9,445
Non-current deferred income tax assets, net	169	876
Other non-current assets	298,854	86,222

Total assets	$7,450,116	$6,912,315

Liabilities and Equity
Current liabilities
Accounts payable
Trade accounts payable	$12,917	$8,728
Non-trade accounts payable	27,441	138,320
Related parties	69,195	136,078
Income taxes payable	259,646	167,045
Accrued bonus payable	88,382	85,158
Accrued expenses	35,230	24,969
Dividends payable	-	130,553
Other current liabilities	4,827	5,040

Total current liabilities	497,638	695,891
Accrued severance benefits, net	13,868	14,291
Non-current deferred income tax liabilities, net	227,121	237,931

Total liabilities	738,627	948,113

Commitments and contingencies

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Materials Co., Ltd.

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands, except share and per share amounts)	2011	2010

Shareholders’ equity
Preferred stock: par value $8.51 per share, 153,190 shares authorized, 41,107 shares issued and outstanding	$350	$350
Common stock: par value $10.03 per share, 30,000,000 shares authorized, 17,617,462 shares issued and outstanding	176,700	176,700
Additional paid-in capital	312,114	312,114
Retained earnings	6,611,603	5,538,151
Accumulated other comprehensive loss	(400,492)	(98,600)

Total Samsung Corning Precision Materials equity	6,700,275	5,928,715
Noncontrolling interests	11,214	35,487

Total equity	6,711,489	5,964,202

Total Liabilities and Equity	$7,450,116	$6,912,315

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Materials Co., Ltd.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010	2009

Net sales
Related parties	$2,752,399	$2,782,917	$2,411,222
Other	1,418,568	2,073,422	1,838,361

	4,170,967	4,856,339	4,249,583
Cost of sales	1,228,612	1,125,054	1,196,613

Gross profit	2,942,355	3,731,285	3,052,970
Selling and administrative expenses	180,172	167,171	169,762
Research and development expenses	80,702	66,657	63,888
Royalty expenses to related parties	215,894	262,627	236,853

Operating income	2,465,587	3,234,830	2,582,467
Other income (expense)
Interest income	114,360	108,200	51,333
Interest expense	(56)	(362)	-
Foreign exchange (loss) gain, net	5,830	(3,161)	(43,800)
Charitable donations	(24,255)	(24,201)	(20,016)
Other income, net	15,482	2,109	30,919

Income before income taxes	2,576,948	3,317,415	2,600,903
Provision for income taxes	486,547	343,356	333,715

Income before equity losses	2,090,401	2,974,059	2,267,188
Equity losses of affiliated companies	(27,758)	(21,002)	(55,591)

Net income including noncontrolling interests	2,062,643	2,953,057	2,211,597
Less: Net income attributable to the noncontrolling interests	1,873	6,197	768

Net income attributable to Samsung Corning Precision Materials	$2,060,770	$2,946,860	$2,210,829

Other comprehensive (loss) income, net of tax:
Unrealized net (loss) gain on available for sale securities	(23,243)	25,690	-
Foreign currency translation adjustment	(278,654)	278,261	400,966

Total other comprehensive (loss) income, net of tax	(301,897)	303,951	400,966

Comprehensive income including noncontrolling interests	1,760,746	3,257,008	2,612,563
Less: Comprehensive income (loss) attributable to the noncontrolling interests	1,868	4,893	(436)

Comprehensive income attributable to Samsung Corning Precision Materials	$1,758,878	$3,252,115	$2,612,999

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Materials Co., Ltd.

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010	2009

Cash flows from operating activities
Net income including noncontrolling interests	$2,062,643	$2,953,057	$2,211,597
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	388,438	337,841	296,419
Foreign exchange translation (gain) loss, net	(3,382)	2,375	3,655
Provision for severance benefits	18,385	18,069	19,065
Deferred income tax expense (benefit)	(21,829)	42,260	55,545
Equity losses of affiliated companies	27,758	21,002	55,591
Impairment charges	10,954	-	12,393
Other, net	(992)	16,736	17,226
Changes in operating assets and liabilities
Accounts and notes receivable	(310,924)	48,198	(3,781)
Inventories	(37,203)	(58,502)	45,296
Other current assets	(29,501)	(5,633)	23,664
Payment on long-term contract	(242,870)	-	-
Accounts payable and other current liabilities	(3,741)	(77,285)	38,180

Net cash provided by operating activities	1,857,736	3,298,118	2,774,850

Cash flows from investing activities
Purchases of property, plant and equipment	(512,797)	(579,219)	(297,042)
(Increase) decrease in short-tem financial instruments	(242,721)	(802,607)	315,110
Investment in affiliated companies	-	-	(136,155)
Acquisition of intangible assets	-	-	(17,316)
Acquisition of subsidiary’s stock	(26,074)	-	-
Change in restricted cash	(17,472)	8,202	(8,202)
Net proceeds from sale or disposal of assets	24,468	386	8,499
Other, net	(1,681)	1,044	484

Net cash used in investing activities	(776,277)	(1,372,194)	(134,622)

Cash flows from financing activities
Cash dividends to noncontrolling interests	(67)	(64)	-
Cash dividends to Samsung Corning Precision Materials shareholders	(1,116,619)	(2,819,848)	(980,539)

Net cash used in financing activities	(1,116,686)	(2,819,912)	(980,539)

Effect of exchange rate changes on cash and cash equivalents	(24,063)	149,413	162,414

Net (decrease) increase in cash and cash equivalents	(59,290)	(744,575)	1,822,103

Cash and cash equivalents
Beginning of year	1,756,258	2,500,833	678,730

End of year	$1,696,968	$1,756,258	$2,500,833

The accompanying notes are an integral part of these financial statements.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

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

The Company was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated (“Corning”) located in the U.S.A. and domestic companies in Korea. On December 31, 2007, the Company acquired all of outstanding shares of Samsung Corning Co., Ltd. (“SSC”) which owned 70% interest in Samsung Corning (Malaysia) Sdn. Bhd. (“SCM”), 60% interest in SSH Limited (“SSH”) and 51% interest in Global Technology Video Co., Ltd. (“GTV”). These SSC investments were accounted for as consolidated subsidiaries. SCM purchased Samsung SDI’s 30% shares in SCM for $ 26 million and retired the treasury stock in September 2011.

As of December 31, 2011, the issued and outstanding number of common shares of the Company is 17,617,462, 49.4% of which are owned by Corning Hungary Data Services Limited Liability Company, a subsidiary of Corning, 42.6% by Samsung Electronics Co., Ltd., and the remaining of 8.0% by individuals and Samsung Life Insurance Co., Ltd.

The Company has evaluated subsequent events through February 13, 2012, the date the financial statements are available to be issued.

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

Foreign Currency Translation

The Company operates primarily in Korean Won, its local and functional currency. The Company has chosen the U.S. dollar as its reporting currency. In accordance with ASC 830, Foreign Currency Matters, revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the exchange rates on the balance sheet date. Equity accounts are translated at historical rates and the resulting translation gain or loss are recorded directly as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the comprehensive income statement as incurred. Assets and liabilities denominated in currencies other than the functional currency are translated at the exchange rates at the balance sheet date and the related exchange gains or losses are recorded in the statement of comprehensive income.

Translation of Foreign Currency Financial Statements of Subsidiaries

The consolidated financial position and results of operations of SCM are measured using its functional currency of the U.S. dollar. All other subsidiaries use their local currency as their functional currency. The financial statements of these subsidiaries are translated into Korean won, the Korean parent company’s functional currency, using the current exchange rate method. Income and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated into U.S. dollars using the exchange rates at the balance sheet date. Equity accounts are translated at historical rates and the resulting translation adjustments are recorded directly in accumulated other comprehensive income as a component of shareholder’s equity.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

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

Supplemental disclosure of cash flow information follows:

(in thousands)	2011	2010	2009

Non-cash transactions
Acquisition of capital assets included in accounts payable	$31,958	$108,049	$66,362
Dividends declared during 2010 and unpaid at December 31, 2010	-	130,553	-

Cash paid for interest and income taxes

Cash paid for interest	-	-	-

Cash paid for income taxes	405,278	430,424	274,448

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

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Available-for sale securities reflected in “other non-current assets” in the consolidated balance sheets as at December 31, 2011 and 2010 were $3,331 thousand and $33,832 thousand, respectively. The cost, gross unrealized gains and fair value of the available-for-sale securities were as follows:

(in thousands)	2011			2010
	Cost	Gross unrealized gains	Fair value	Cost	Gross unrealized gains	Fair value

Equity securities	$103	$3,228	$3,331	$622	$33,210	$33,832

Gross realized gains for the year ended December 31, 2011 were $22,923 thousand and there were no realized gains or losses during the year ended December 31, 2010.

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

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Accrued Severance Benefits

Employees and directors with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2011, approximately 98% of all employees of the Company were eligible for severance benefits. Accrued severance benefits represent the amount which would be payable assuming eligible employees and directors were to terminate their employment with the Company as of the balance sheet date.

Changes in accrued severance benefits for each period are as follows:

(in thousands)	2011	2010	2009

Balance at the beginning of the year	$47,581	$52,226	$45,004
Provision for severance benefits	18,385	18,069	19,065
Severance payments	(4,554)	(24,810)	(15,801)
Translation adjustments and other	888	2,096	3,958
	62,300	47,581	52,226
Less: Cumulative contributions to the National Pension Fund	(59)	(68)	(78)
Severance insurance deposits	-	(6)	(36,673)
Severance plan assets	(48,373)	(33,216)	-

Balance at the end of the year	$13,868	$14,291	$15,475

A portion of the accrued severance benefits of the Company are funded through a group severance insurance plan with Samsung Fire & Marine Insurance Co., Ltd., and Samsung Life Insurance Co., Ltd. as of December 31, 2009. During 2010, under new tax and labor laws, the Company elected to fund the accrued severance benefits through severance plan assets (which are comprised of insured time deposits) for which Samsung Fire & Marine Insurance Co., Ltd., has guaranteed the certain rate of return to the Company. The severance insurance deposits and the severance plan assets are classified as a reduction from the accrued severance benefits. As of December 31, 2011 and 2010, the accrued severance benefits are approximately 78% and 70% funded.

Also, in accordance with the National Pension Act of the Republic of Korea, a portion of accrued severance benefits was deposited with the National Pension Fund and deducted from the accrued severance benefits. The contributed amount is paid to employees from the National Pension Fund upon their separation from the Company.

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

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

In determining the Company’s provision for income taxes, the Company uses an annual effective income tax rates. The effective tax rate also reflects the Company’s assessment of the ultimate outcome of tax audits. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company assesses its income tax positions and records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the Company’s liability for unrecognized tax benefits in the period in which the Company determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within income tax expense line item in the consolidated statements of comprehensive income.

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

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The Company will adopt this standard in the year ending at December 31, 2012.

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Given this option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this standard will not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 requires companies to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. ASU 2011-12 is required to apply these requirements prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will not early adopt this standard and does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

3.	Inventories

Inventories consist of the following:

(in thousands)	2011	2010

Finished goods	$25,132	$16,291
Semi-finished goods	50,652	46,238
Raw materials	59,687	50,581
Work-in-process	33,889	25,443
Auxiliary materials	6,015	5,468

	$175,375	$144,021

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

4.	Other Current Assets

Other current assets consist of the following:

(in thousands)	2011	2010

Prepaid expenses	$69,666	$7,080
Prepaid value added tax	7,907	12,836
Income tax refund receivable	4,006	45,347
Other current assets	41,771	15,179

	$123,350	$80,442

5.	Equity Method Investments

Equity method investments comprise the following:

(in thousands)	Ownership interest[1]	2011	2010

Affiliated companies accounted for under the equity method
Corsam Technologies LLC	50%	$39,184	$68,494
Shenzhen SEG Samsung Group	30%	-	-

		$39,184	$68,494

[1]	Amounts reflect the Company’s direct ownership interests in the respective affiliated companies. The Company does not control any of these entities.

Summarized results of the Company’s affiliates are as follows:

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

The Company’s share of Corsam net losses of $ 27,758 thousand and $ 21,002 thousand, respectively, for the years ended December 31, 2011 and December 31, 2010, has been included in equity losses of affiliated companies in the consolidated statements of comprehensive income.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

Shenzhen SEG Samsung Group

During 2009, the Company decided to exit the China CRT market. The Company and Shenzhen Electronics Group Co., Ltd. (“SEG”) entered into a Production and Operation Adjustment Arrangement Agreement (the “Operation Agreement”) on August 17, 2009. In accordance with the Operation Agreement, the Company agreed to provide Shenzhen SEG Samsung Glass (“SSG”) with financial support of $20,307 thousand. The financial support was comprised of a cash investment of $12,155 thousand and a commitment to provide additional cash investment of $8,152 thousand as at December 31, 2009. The Company has recorded a current liability for the commitment to provide additional cash funding. The Company’s share of SSG’s losses include $20,307 thousand of financial support in the equity losses of affiliated companies in the consolidated statements of comprehensive income for the year ended December 31, 2009. As of December 31, 2011, the Company is in process of share disposal subject to relevant laws and regulations and no additional equity losses were recorded during the years ended December 31, 2011 and 2010. The Company has no further obligation to provide any additional financial support to SSG.

6.	Property, Plant and Equipment

Property, plant and equipment comprise the following:

(in thousands)	2011	2010

Building	$1,547,485	$1,496,559
Machinery and equipment	2,378,703	2,393,405
Vehicle, tools, furniture and fixtures	159,956	127,917

	4,086,144	4,017,881
Less: accumulated depreciation	(1,475,889)	(1,322,689)

	2,610,255	2,695,192
Land	249,362	256,936
Construction-in-progress	689,396	673,525

	$3,549,013	$3,625,653

Manufacturing equipment includes certain components of production equipment that are constructed with precious metals. At December 31, 2011 and 2010, the recorded amount of precious metals totaled $841 million and $996 million, respectively.

7.	Other Non-current Assets

Other non-current assets consist of the following:

(in thousands)	2011	2010

Deposits	$29,200	$30,087
Available-for-sale marketable securities	3,331	33,832
Non-current prepaid expense	242,870	-
Other non-current assets	23,453	22,303

	$298,854	$86,222

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

8.	Impairment Charges

On December 2, 2011, the Company decided to exit from the CRT glass business operated in SCM, and the manufacturing of the CRT glass was ceased in December 2011 in response to anticipated lower sales in 2012. An impairment charge was needed for asset dismantling and restoration costs and costs for special termination benefits. Total cash payments with this plan are expected to be approximately $14,461 thousand with the majority of spending made in 2012. Accordingly, the Company recorded restructuring costs totaling $14,461 thousand in accordance with ASC 420, Exit or Disposal Cost Obligations, in the year ended December 31, 2011. These amounts are included as part of selling and administrative expenses in the statements of comprehensive income. The remaining accrual as of December 31, 2011 was $10,954 thousand. There were no impairment charges recorded in the year ended December 31, 2010.

In the year ended December 31, 2009, the Company recorded impairment charges totaling $12,393 thousand in accordance with ASC 360, Property, Plant, and Equipment. The amount is included as part of selling and administrative expenses in the statements of comprehensive income. The impairment charges recorded in 2009 related to projected decline in earnings of PDP-Filters business. The net book value of the asset group before the impairment charges was approximately $40,209 thousand for 2009.

The impairment charges were measured as the excess of the carrying value of the asset group over its estimated fair value. The fair value of the asset group was estimated using a present value technique, in which expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

9.	Transactions with Related Parties

In the normal course of business, the Company sells its products to Samsung Electronics Co., Ltd. and Corning, purchases semi-finished goods from Corning and purchases property, plant and equipment from Samsung affiliates and Corning. The Company also obtains services from Samsung affiliated companies. In addition, the Company paid a 6% royalty on net sales amounts of certain products to Corning up to November 30, 2011. The royalty rate has been lowered to 3% under the revised royalty agreement effective from December 1, 2011. Also effective in January 2012, the Company signed a five-year renewal of its long term LCD supply contract with Samsung Electronics Co., Ltd. A summary of these transactions and related receivable and payable balances as of December 31 is as follows:

2011	Sales	Purchases[1]	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,580,173	$-	$8,677	$317,693	$5,480
Samsung Corporation	27	66,165	496	2	13,790
Samsung Engineering Co., Ltd.	1,034	41,619	1,279	53	6,881
Samsung SDS Co., Ltd.	15	13,923	19,844	6	8,928
Others	62,234	23,937	98,208	5,091	28,638

	2,643,483	145,644	128,504	322,845	63,717
Corning	108,916	102,037	226,441	1,039	5,478

	$2,752,399	$247,681	$354,945	$323,884	$69,195

2010	Sales	Purchases[1]	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,676,423	$-	$3,684	$99,904	$115
Samsung Corporation	470	59,935	4	4	35,980
Samsung Engineering Co., Ltd.	1,294	117,385	745	-	39,137
Samsung SDS Co., Ltd.	-	9,029	22,348	6	7,236
Others	62,553	20,885	67,892	4,687	24,665

	2,740,740	207,234	94,673	104,601	107,133
Corning	42,177	138,602	260,711	5,416	28,945

	$2,782,917	$345,836	$355,384	$110,017	$136,078

2009	Sales	Purchases[1]	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,242,870	$5,959	$9,063	$85,355	$6,652
Samsung Corporation	311	42,679	-	11	19,447
Samsung Engineering Co., Ltd.	359	29,298	839	-	17,594
Samsung SDS Co., Ltd.	-	2,559	17,547	6	6,676
Others	131,582	15,995	57,369	12,703	23,408

	2,375,122	96,490	84,818	98,075	73,777
Corning	36,100	118,974	222,156	18,485	35,761

	$2,411,222	$215,464	$306,974	$116,560	$109,538

[1]	Purchases of property, plant and equipment are included.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

10.	Fair Value Measurements

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available. As of December 31, 2011 and 2010, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

As of December 31, 2011 and 2010, the Company’s financial assets consisted of short-term financial instruments and available-for-sale securities. These financial assets are measured at fair value and are classified within the Level 1 valuation hierarchy.

The Company’s available for sale investments include equity investments with a fair value of $3,331 thousand and $33,832 thousand at December 31, 2011 and 2010, respectively that are traded in active market. They are measured at fair value using closing stock prices from active markets.

Certain financial instruments that are not carried at fair value on the balance sheets are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. These instruments include cash and cash equivalents, short-term financial instruments, accounts and notes receivable, prepaid expenses, accounts payable and accrued liabilities.

11.	Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.

Income tax expense consists of the following:

(in thousands)	2011	2010	2009

Current	$505,727	$299,362	$276,476
Domestic (Republic of Korea)	2,649	1,734	1,694

Foreign	508,376	301,096	278,170

Deferred	(22,483)	40,531	58,463
Domestic (Republic of Korea)	654	1,729	(2,918)

Foreign	(21,829)	42,260	55,545

	$486,547	$343,356	$333,715

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

The following table reconciles the expected amount of income tax expense based on consolidated statutory rates to the actual amount of taxes recorded by the Company:

(in thousands)	2011	2010	2009

Expected taxes at statutory rate	$623,621	$802,814	$629,419
Tax exemption for foreign investment	(167,302)	(458,215)	(294,946)
Tax rate changes	29,633	11,666	22,252
Tax credits, net of surtax effect	(13,737)	(15,834)	(27,685)
Difference in foreign income tax rates	4	362	1,966
Increase (decrease) in valuation allowance	-	2,558	(157)
Others, net	14,328	5	2,866

Income tax expenses	$486,547	$343,356	$333,715

Effective tax rate	18.88%	10.35%	12.83%

The statutory income tax rate of the Company, including tax surcharges, is 24.2%, but the effective income tax rate is 18.88%, 10.35% and 12.83% for 2011, 2010 and 2009, respectively, primarily due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law (“TPCL”). In accordance with the TPCL and the approval of the Korean government, the Company was fully exempt from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder’s equity until 2003 and 50% exemption for the subsequent two years. In 2006, the Company issued additional shares to extend the tax exemption period. As a result, the Company is fully exempt from corporate income taxes until 2010, and thereafter is subject to a 50% tax exemption for a period of 2 years to 2012.

During 2010, as a result of the revised Korean Tax Code, Korean National Tax Service (“NTS”) approved an increase in the tax exemption rate with an effective date from January 1, 2008. The income tax provision for the year ended December 31, 2010 reflects this increase to the tax exemption rate. Included in the income tax provision for the year ended December 31, 2010 is $123,057 thousand of tax benefit related to the 2010 increase in the tax exemption rate. Included in the $123,057 thousand benefit is $78,985 thousand which relates to the 2009 and 2008 tax years.

In November 2010, the NTS commenced a review of the Company’s 2008 tax year and a review of the SSC 2006 tax year. In April 2011, the tax review by the NTS was closed without claiming additional taxes for adjustment.

The corporate income tax rates including resident tax surcharge is 11 % on the taxable income of up to 0.2 billion won, 24.2% on the taxable income exceeding 0.2 billion won. The higher tax rate of 24.2% was scheduled to decrease to 22% from 2012. On December 31, 2011, the Ministry of Strategy and Finance announced tax amendments to the Corporate Income Tax Law and the amendments are effective from January 1, 2012. According to the amendments, the scheduled reduction of corporate tax rates from 2012 was modified and the middle income bracket (a threshold of 20 billion won) has been introduced. As a result, the revised tax rate for 2012 and afterwards are a) 11 % on the taxable income of up to 0.2 billion won, b) 22 % over taxable income exceeding 0.2 billion won up to 20 billion won, and c) 24.2 % for the taxable income exceeding 20 billion won. The Company recognized its deferred income tax assets and liabilities as of December 31, 2011 based on the enacted future tax rates and the expiration schedule of tax exemption for foreign investment.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

The primary components of the temporary differences that gave rise to the Company’s deferred income tax assets and liabilities were as follows:

(in thousands)	2011	2010
Deferred income tax assets
Property, plant and equipment	$51	$6,643
Inventories	-	1,198
Accrued bonus payables	3,797	4,409
Other current liabilities	1,980	2,379
Equity method investments	21,278	13,928
Other	912	2,633

Total tax deferred income tax assets	28,018	31,190
Less: valuation allowance	-	(6,811)

	28,018	24,379

Deferred income tax liabilities
Property, plant and equipment, intangible	(230,425)	(228,625)
Reserve for technology development	(17,215)	(16,394)
Available-for-sale securities	(781)	(7,306)
Other	(4,132)	(2,887)

Total tax deferred income tax liabilities	(252,553)	(255,212)

Net deferred income tax liabilities	$(224,535)	$(230,833)

A valuation allowance on deferred income tax assets is recognized when it is more likely than not that the deferred income tax assets will not be realized. Realization of the future tax benefit related to the deferred income tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates, and the overall future industry outlook. Based upon analysis of these factors, the Company has recorded a valuation allowance of $6,811 thousand on its consolidated net deferred income tax assets at December 31, 2010. The valuation allowance is primarily attributable to the uncertainty regarding the generation of sufficient future taxable income of SCM to allow the benefit of the deferred income tax assets.

On January 1, 2007, the Company adopted the provisions of ASC 740, Income taxes. The Company believes that it is more likely than not, based on the technical merits of a tax position, that the Company is entitled to economic benefits resulting from positions taken in its income tax returns.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

12.	Shareholders’ Equity

The components of and changes in shareholders’ equity are as follows:

(in thousands)	2011	2010	2009

Preferred Stock	$350	$350	$350

Common Stock	176,700	176,700	176,700

Additional Paid-in Capital	312,114	312,114	312,114

Retained Earnings:
Balance at the beginning of year	5,538,151	5,541,692	4,311,402
Net income attributable to Samsung Corning Precision Materials	2,060,770	2,946,860	2,210,829
Dividends paid to preferred shareholders	(2,786)	(2,298)	(1,279)
Dividends paid to common shareholders	(984,532)	(2,948,103)	(979,260)

Balance at end of year	6,611,603	5,538,151	5,541,692

Accumulated Other Comprehensive Income (loss):
Balance at the beginning of year	(98,600)	(403,855)	(806,025)
Unrealized net gain on available for sale securities, net of tax	(23,243)	25,690	-
Foreign currency translation adjustment, net of tax	(278,649)	279,565	402,170

Balance at end of year	(400,492)	(98,600)	(403,855)

Total Samsung Corning Precision Materials shareholders’ equity	6,700,275	5,928,715	5,627,001

Noncontrolling interests:
Balance at the beginning of year	35,487	30,658	31,094
Net income attributable to noncontrolling interests	1,873	6,197	768
Cash dividend to noncontrolling interests	(67)	(64)	-
Acquisition of subsidiary’s stock	(26,074)	-	-
Foreign currency translation adjustment, net of tax	(5)	(1,304)	(1,204)

Balance at end of year	11,214	35,487	30,658

Total equity	$6,711,489	$5,964,202	$5,657,659

Preferred Stock

There were 41,107 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2011 and 2010. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders’ meeting.

Retained Earnings

Retained earnings as of December 31, 2011 and 2010 comprised of the following:

(in thousands)	2011	2010

Appropriated
Legal reserve	$82,339	$82,339
Reserve for business development	30,800	30,800
Reserve for research and manpower development	79,048	80,495
Voluntary reserve	4,157	4,157

	196,344	197,791
Unappropriated	6,415,259	5,340,360

	$6,611,603	$5,538,151

Samsung Corning Precision Materials Co., Ltd.

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

Credit Facilities

The Company has an unused credit facility totaling $ 145,111 thousand at December 31, 2011. There have been no borrowings under this facility as of and for the years ended December 31, 2011 and 2010.

Business and Credit Risk Concentration

The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management’s estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company’s customers. Major customers of the Company are domestic TFT-LCD makers incorporated in Korea. Trade accounts receivables from these five major customers are 93% and 90% of total trade accounts receivable of the Company as of December 31, 2011 and 2010, respectively, and revenues from these five major customers constitute 93%, 94% and 93% of total revenues of the Company for the years ended December 31, 2011, 2010 and 2009, respectively.

Pending Litigation

Based on the agreement entered on August 24, 1999 with respect to Samsung Motor Inc.’s (“SMI”) bankruptcy proceedings, Samsung Motor Inc.’s creditors (“the Creditors”) filed a civil action against Mr. Kun Hee Lee, former chairman of the Company, and 28 Samsung Group affiliates including the Company under joint and several liability for failing to comply with such agreement. Under the suit, the Creditors have sought 2,450 billion won (approximately $1.95 billion) for loss of principal on loans extended to SMI, a separate amount for breach of the agreement, and an amount for default interest. 2011.

Samsung Corning Precision Materials Co., Ltd.

Notes to Consolidated Financial Statements

SLI completed its Initial Public Offering (“IPO”) on May 7, 2010. After disposing 2,277,787 shares and paying the principal balance owed to the Creditors, 878 billion won (approximately $ 0.80 billion) was deposited in to an escrow account. That remaining balance was to be used to pay the Creditors interest due to the delay in the SLI IPO. On January 11, 2011, the Seoul High Court ordered Samsung Group affiliates to pay 600 billion won (approximately $ 0.53 billion) to the Creditors and pay 5% annual interest for the period between May 8, 2010 and January 11, 2011, and pay 20% annual interest for the period after January 11, 2011 until the amounts owed to the Creditors are paid. In accordance with the Seoul High Court order, 620.4 billion won (which includes penalties and interest owed) was paid to the Creditors from the funds held in escrow during January 2011. On February 7, 2011, the Samsung Group affiliates and the Creditors appealed the Seoul High Court’ ruling to the Korean Supreme Court and the appeal is currently in progress. Accordingly, the Company has concluded that no provision for loss related to this matter should be reflected in the Company’s consolidated financial statements at December 31, 2011.

In connection with an investigation by the European Commission, Competition DG, of alleged anticompetitive behavior relating to the worldwide production of LCD glass, Corning and the Company received a request for certain information from the Competition DG in 2009. Corning and the Company have responded to that request and various related requests from the European Commission concerning special glass product. The Company has also responded to the European Commission and authorities in other jurisdictions, including the United States in connection with similar investigations of alleged anticompetitive behavior relating to worldwide production of CRT glass. On October 7, 2011, the Company was informed by the Antitrust Division of the U.S. Department of Justice (“DOJ”) that the DOJ had closed its investigation of CRT glass. On October 19, 2011, the European Commission announced that it had settled its cartel investigation of CRT glass. The Company received full immunity, and no fines were imposed on it, because of its early cooperation in the Commission’s investigation.

In the ordinary course of business, the Company is subject to certain litigation and other claims. These matters, individually and in the aggregate, are not expected to have a significant impact on the Company’s financial position or results of operations.