Form 10-Q
period 2012-03-31
CORNING INC /NY
filed 2012-04-27
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 16, 2012
Corning’s Common Stock, $0.50 par value per share	1,517,592,387 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,

	2012	2011

Net sales	$1,920	$1,923
Cost of sales	1,106	1,049

Gross margin	814	874

Operating expenses:
Selling, general and administrative expenses	279	250
Research, development and engineering expenses	187	156
Amortization of purchased intangibles	5	3
Asbestos litigation charge	1	5

Operating income	342	460

Equity in earnings of affiliated companies (Note 8)	218	398
Interest income	4	4
Interest expense	(20)	(27)
Other income, net (Note 1)	29	27

Income before income taxes	573	862
Provision for income taxes (Note 4)	(111)	(114)

Net income attributable to Corning Incorporated	$462	$748

Earnings per common share attributable to Corning Incorporated:
Basic (Note 5)	$0.30	$0.48
Diluted (Note 5)	$0.30	$0.47

Dividends declared per common share	$0.075	$0.050

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended March 31,

	2012	2011

Net income attributable to Corning Incorporated	$462	$748
Other comprehensive (loss) / income, net of tax	(51)	180

Comprehensive income attributable to Corning Incorporated	$411	$928

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	March 31, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$5,490	$4,661
Short-term investments, at fair value (Note 6)	1,346	1,164
Total cash, cash equivalents and short-term investments	6,836	5,825
Trade accounts receivable, net of doubtful accounts and allowances - $23 and $19	1,108	1,082
Inventories (Note 7)	955	975
Deferred income taxes (Note 4)	423	448
Other current assets	479	347
Total current assets	9,801	8,677

Investments (Note 8)	4,554	4,726
Property, net of accumulated depreciation - $7,210 and $7,204 (Note 9)	10,373	10,671
Goodwill and other intangible assets, net (Note 10)	922	926
Deferred income taxes (Note 4)	2,580	2,652
Other assets	259	196

Total Assets	$28,489	$27,848

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 3)	$27	$27
Accounts payable	847	977
Other accrued liabilities (Note 2)	907	1,093
Total current liabilities	1,781	2,097

Long-term debt (Note 3)	3,135	2,364
Postretirement benefits other than pensions	900	897
Other liabilities (Note 2)	1,306	1,361
Total liabilities	7,122	6,719

Commitments and contingencies (Note 2)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,644 million and 1,636 million	822	818
Additional paid-in capital	13,077	13,041
Retained earnings	9,679	9,332
Treasury stock, at cost; Shares held: 129 million and 121 million	(2,121)	(2,024)
Accumulated other comprehensive loss	(140)	(89)
Total Corning Incorporated shareholders’ equity	21,317	21,078
Noncontrolling interests	50	51
Total equity	21,367	21,129

Total Liabilities and Equity	$28,489	$27,848

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$462	$748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	235	226
Amortization of purchased intangibles	5	3
Cash received from settlement of insurance claims		66
Stock compensation charges	24	23
Earnings of affiliated companies less than (in excess of) dividends received	300	(78)
Deferred tax provision	47	15
Employee benefit payments (in excess of) less than expense	(66)	34
Changes in certain working capital items:
Trade accounts receivable	(49)	(121)
Inventories	12	(79)
Other current assets	(47)	(26)
Accounts payable and other current liabilities, net of restructuring payments	(51)	(83)
Other, net	(110)	(155)
Net cash provided by operating activities	762	573

Cash Flows from Investing Activities:
Capital expenditures	(412)	(532)
Acquisition of business, net of cash received		(148)
Short-term investments – acquisitions	(528)	(883)
Short-term investments – liquidations	341	903
Other, net	(5)	3
Net cash used in investing activities	(604)	(657)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(10)	(10)
Principal payments under capital lease obligations	(1)	(32)
Proceeds from issuance of long-term debt, net	791
Payments to settle interest rate hedges	(18)
Proceeds from the exercise of stock options	16	64
Repurchases of common stock for treasury	(72)
Dividends paid	(114)	(79)
Net cash provided by (used in) financing activities	592	(57)
Effect of exchange rates on cash	79	113
Net increase (decrease) in cash and cash equivalents	829	(28)
Cash and cash equivalents at beginning of period	4,661	4,598

Cash and cash equivalents at end of period	$5,490	$4,570

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with U.S. GAAP for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended March 31,
	2012	2011
Royalty income from Samsung Corning Precision	$22	$61
Foreign currency exchange and hedge gains/(losses), net	5	(10)
Net loss attributable to noncontrolling interests	1	1
Other, net	1	(25)
Total	$29	$27

New Accounting Standards

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

2.      Commitments and Contingencies

Asbestos Litigation

Pittsburgh Corning Corporation.  Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant parties.  A proposed PCC plan of reorganization (Amended PCC Plan) is currently filed in the U.S. Bankruptcy Court for the Western District of Pennsylvania but has not been confirmed by the Court.

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning.  Corning has recorded an additional $150 million for such claims in its estimated asbestos litigation liability.  The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $658 million at March 31, 2012, compared with an estimate of the liability of $657 million at December 31, 2011.  In the three months ended March 31, 2012 and 2011, Corning recorded asbestos litigation expense of $1 million and $5 million, respectively.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation that is a component of the Company’s proposed resolution of the PCC asbestos litigation.  At March 31, 2012 and December 31, 2011, the fair value of PCE significantly exceeded its carrying value of $141 million and $138 million, respectively.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

As of March 31, 2012 and December 31, 2011, contingent guarantees totaled a notional value of $163 million and $170 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $72 million at March 31, 2012 and December 31, 2011.

Product warranty liability accruals were $23 million at March 31, 2012 and December 31, 2011.

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

In March of 2012, Corning received a grand jury subpoena issued in the United States District Court for the Eastern District of Michigan from the U.S. Department of Justice in connection with an investigation into conduct relating to possible antitrust law violations involving certain automotive products, including catalytic converters, diesel particulate filters, substrates and monoliths. Antitrust investigations can result in significant penalties being imposed by the antitrust authorities. Currently Corning can not estimate the ultimate financial impact, if any, resulting from the investigation.  Such potential impact, if an antitrust violation by Corning is found, could however, be material to the results of operations of Corning in a particular period.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2012, and December 31, 2011, Corning had accrued approximately $24 million (undiscounted) and $25 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

3.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.4 billion at March 31, 2012 and $2.6 billion at December 31, 2011.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

In the first quarter of 2012, we issued $250 million of 4.70% senior unsecured notes and $500 million of 4.75% senior unsecured notes for net proceeds of approximately $247 million and $495 million, respectively.  The 4.70% notes mature on March 15, 2037 and the 4.75% notes mature on March 15, 2042.

In the first quarter of 2011, there was no significant debt activity.

4.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2012	2011

Provision for income taxes	$(111)	$(114)
Effective tax rate	19.4%	13.2%

For the three months ended March 31, 2012, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	The expiration of favorable U.S. tax provisions; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

For the three months ended March 31, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	The benefit of tax holiday incentives in foreign jurisdictions, primarily Taiwan.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2017 according to the specific terms and schedules of the relevant taxing jurisdictions.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.4 and 1.6 percentage points for the three months ended March 31, 2012 and 2011, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

5.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended March 31,
	2012			2011
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$462	1,516	$0.30	$748	1,565	$0.48

Effect of dilutive securities:
Stock options and other dilutive securities		14			24

Diluted earnings per common share	$462	1,530	$0.30	$748	1,589	$0.47

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):
	Three months ended March 31,
	2012	2011
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	42	22

6.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Bonds, notes and other securities:
U.S. government and agencies	$1,342	$1,150	$1,346	$1,155
Other debt securities		6		9
Total short-term investments	$1,342	$1,156	$1,346	$1,164
Asset-backed securities	$56	$57	$36	$35
Total long-term investments	$56	$57	$36	$35

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

The following table summarizes the maturities at market value of available-for-sale securities at March 31, 2012 (in millions):
Less than one year	$1,024
Due in 1-5 years	322
Due in 5-10 years
Due after 10 years (1)	36
Total	$1,382

(1)	Includes $36 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 (in millions):
		March 31, 2012
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$36	$(19)	$36	$(19)
Total long-term investments	22	$36	$(19)	$36	$(19)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2011
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$35	$(23)	$35	$(23)
Total long-term investments	22	$35	$(23)	$35	$(23)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of March 31, 2012 and December 31, 2011, for securities that have credit losses, an other than temporary impairment loss of $15 and $18 million, respectively, is recognized in accumulated other comprehensive loss.

Proceeds from sales and maturities of short-term investments totaled $0.4 billion and $0.9 billion for the three months ended March 31, 2012 and 2011, respectively.

7.      Inventories

Inventories comprise the following (in millions):
	March 31, 2012	December 31, 2011
Finished goods	$313	$312
Work in process	193	199
Raw materials and accessories	247	268
Supplies and packing materials	202	196
Total inventories	$955	$975

8.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)	March 31, 2012	December 31, 2011
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.	50%	$3,089	$3,315
Dow Corning Corporation	50%	1,202	1,160
All other	20-50%	260	248
		4,551	4,723
Other investments		3	3
Total		$4,554	$4,726

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):
	Three months ended March 31,
	2012	2011
Related Party Transactions:
Corning sales to affiliated companies	$7	$6
Corning purchases from affiliated companies	$18	$37
Corning transfers of assets, at cost, to affiliated companies	$15	$34
Dividends received from affiliated companies	$518	$320
Royalty income from affiliated companies	$22	$62
Corning services to affiliates	$10	$8

As of March 31, 2012, balances due to and due from affiliates were $13 million and $77 million, respectively.  As of December 31, 2011, balances due to and due from affiliates were $14 million and $77 million, respectively.

We have contractual agreements with several of our equity affiliates, including sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Materials Co. Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.  Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended March 31,
	2012	2011

Statement of Operations:
Net sales	$784	$1,141
Gross profit	$524	$855
Net income attributable to Samsung Corning Precision	$371	$611
Corning’s equity in earnings of Samsung Corning Precision	$183	$299

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$10	$30
Dividends received from Samsung Corning Precision	$518	$205
Royalty income from Samsung Corning Precision	$22	$61
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$15	$34

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

As of March 31, 2012, balances due from Samsung Corning Precision were $18 million and balances due to Samsung Corning Precision were $10 million.  As of December 31, 2011, balances due from Samsung Corning Precision were $16 million and balances due to Samsung Corning Precision were $11 million.

Corning owns 50% of Samsung Corning Precision.  Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

In June 2011, the Korean tax authorities completed an audit of Samsung Corning Precision.  As a result, Samsung Corning Precision was issued a pre-assessment of approximately $46 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009.  In April 2011, we appealed for a reversal of the assessment. In October 2011, that appeal was denied and a formal assessment was issued.  The assessment was paid in the fourth quarter of 2011, allowing us to appeal to the Korean Tax Tribunal.  Once a ruling from the Korean Tax Tribunal is received, Corning may continue the Korean appeals process and/or access the Competent Authority under the U.S./Korea tax treaty, which allows the U.S. tax authorities’ involvement in resolving the matter.  Samsung Corning Precision and Corning believe we are more likely than not to receive a favorable ruling when all of the available appeals have been exhausted.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended March 31,
	2012	2011

Statement of Operations:
Net sales	$1,522	$1,579
Gross profit	$337	$539
Net income attributable to Dow Corning	$71	$179
Corning’s equity in earnings of Dow Corning	$35	$91

Related Party Transactions:
Corning purchases from Dow Corning	$6	$6
Dividends received from Dow Corning		$115

Amounts owed to Dow Corning totaled $2 million as of March 31, 2012.  At December 31, 2011, amounts owed to Dow Corning were not significant.

At March 31, 2012, Dow Corning’s marketable securities included approximately $146 million of auction rate securities, net of a temporary impairment of $4 million.

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

As of March 31, 2012, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of March 31, 2012, Dow Corning has estimated the liability to commercial creditors to be within the range of $87 million to $281 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $87 million, net of applicable tax benefits.

Variable Interest Entities
For variable interest entities, we routinely assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by U.S. GAAP.  We currently have four variable interest entities that are not considered significant to Corning’s consolidated financial statements.  Corning does not have retained interests in assets transferred to any unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

9.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	March 31, 2012	December 31, 2011
Land	$109	$113
Buildings	3,865	3,957
Equipment	11,662	11,886
Construction in progress	1,947	1,919
	17,583	17,875
Accumulated depreciation	(7,210)	(7,204)
Total	$10,373	$10,671

In the three months ended March 31, 2012 and 2011, interest costs capitalized as part of property, net, were $21 million and $7 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At March 31, 2012 and December 31, 2011, the recorded value of precious metals totaled $2.4 billion and $2.5 billion, respectively.  Depletion expense for precious metals in the three months ended March 31, 2012 and 2011 totaled $5 million and $4 million, respectively.

10.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the three months ended March 31, 2012 is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2011	$209	$9	$150	$296	$664
Foreign currency translation adjustment				1	1
Balance at March 31, 2012	$209	$9	$150	$297	$665

Corning’s gross goodwill balances for the periods ended March 31, 2012 and December 31, 2011 were $7.1 billion.  Accumulated impairment losses were $6.5 billion for the periods ended March 31, 2012 and December 31, 2011, and were generated entirely through goodwill impairments related to the Telecommunications segment.

Other intangible assets are as follows (in millions):
	March 31, 2012			December 31, 2011
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$230	$122	$108	$228	$119	$109
Customer lists and other	166	17	149	169	16	153

Total	$396	$139	$257	$397	$135	$262

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.

Amortization expense related to these intangible assets is estimated to be $16 million for 2012 through 2015 and $15 million for 2016 and 2017.

11.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011

Service cost	$15	$14	$3	$4
Interest cost	38	38	11	12
Expected return on plan assets	(40)	(41)
Amortization of net loss	17	18	4	5
Amortization of prior service cost	1	2	(1)	(1)
Total pension and postretirement benefit expense	$31	$31	$17	$20

Corning and certain of its domestic subsidiaries offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents.  Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements.  For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we placed a “cap” on the amount we will contribute toward retiree medical coverage in the future.  The cap equals 120% of our 2005 contributions toward retiree medical benefits.  Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage.  This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009 and going forward.  The pre-65 retirees triggered the cap in 2010, which has impacted their contribution rate in 2011 and going forward.  Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical upon retirement; however, these employees will pay 100% of the cost.

12.      Hedging Activities

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

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar and the Euro.  We manage our foreign currency exposures, which include forecasted transactions, primarily by entering into foreign exchange forward contracts with durations of generally 18 months or less to hedge foreign currency risk.  The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions.  The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results.

The forward and option contracts we use in managing our foreign currency exposures contain an element of risk in that the counterparties may be unable to meet the terms of the agreements.  However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major domestic and international financial institutions with which we have other financial relationships.  We are exposed to potential losses in the event of non-performance by these counterparties.  However, we do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.

The amount of hedge ineffectiveness at March 31, 2012 and at December 31, 2011 was insignificant.

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Our cash flow hedging activity also utilizes interest rate forwards to reduce the risk of changes in benchmark interest rate from the probable forecasted issuance of debt.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At March 31, 2012, the amount of net gains expected to be reclassified into earnings within the next 12 months is $31 million.

Undesignated Hedges
Corning uses other foreign exchange forward contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign currency fluctuations related to certain monetary assets, monetary liabilities and net earnings in foreign currencies.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments for March 31, 2012 and December 31, 2011 (in millions):
			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2012	2011		2012	2011		2012	2011

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 490	$ 402	Other current assets	$ 32	$ 6	Other accrued liabilities	$ (1)	$ (8)
Benchmark interest rate		$ 500	Other assets			Other liabilities		$ (33)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$2,469	$3,094	Other current assets	$ 69	$ 6	Other accrued liabilities	$(14)	$(122)
						Other liabilities	$ (3)	$ (6)

Total derivatives	$2,959	$3,996		$101	$12		$(18)	$(169)

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements (in millions):
	Effect of derivative instruments on the consolidated financial statements for the quarter ended March 31
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2012	2011		2012	2011

Cash flow hedges
			Cost of sales	$1	$2
Foreign exchange contracts	$31	$(18)	Royalties	$3	$7

Total cash flow hedges	$31	$(18)		$4	$9

(1)      The amount of hedge ineffectiveness at March 31, 2012 and 2011 was insignificant.

Undesignated derivatives	Location of gain/ (loss) recognized in income	Gain recognized in income
		2012	2011

Foreign exchange contracts	Other income, net	$138	$143

Total undesignated		$138	$143

13.      Fair Value Measurements

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of March 31, 2012 and December 31, 2011, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,346	$1,346
Other current assets (1)	$ 101		$101
Non-current assets:
Other assets (2)	$ 36		$ 36

Current liabilities:
Other accrued liabilities (1)	$ 15		$ 15
Non-current liabilities:
Other liabilities (1)	$ 3		$ 3

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include asset backed securities which are measured using observable quoted prices for similar assets.

		Fair value measurements at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,164	$1,155	$ 9 (1)
Other current assets (2)	$ 12		$ 12
Non-current assets:
Other assets (3)	$ 35		$ 35

Current liabilities:
Other accrued liabilities (2)	$ 163		$163
Non-current liabilities:
Other liabilities (2)	$ 6		$ 6

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(3)	Other assets include asset backed securities which are measured using observable quoted prices for similar assets.

14.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $24 million and $23 million for the three months ended March 31, 2012 and 2011, respectively.  Amounts for all periods presented included (1) employee stock options, (2) time-based restricted stock and restricted stock units, and (3) performance-based restricted stock and restricted stock units.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the Stock Option Plans for the three months ended March 31, 2012:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2011	65,027	$15.91
Granted	7,492	12.97
Exercised	(2,231)	7.22
Forfeited and Expired	(804)	18.46
Options Outstanding as of March 31, 2012	69,484	15.84	5.26	150,400
Options Exercisable as of March 31, 2012	55,937	15.75	4.33	142,128

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2012, there was approximately $50 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $12 million for the three months ended March 31, 2012 and 2011.

Proceeds received from the exercise of stock options were $16 million and $64 million for the three months ended March 31, 2012 and 2011, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was approximately $15 million and $62 million, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not recognized due to net operating loss carryforwards available to the Company.  Refer to Note 4 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended March 31,
	2012	2011
Expected volatility	48-49%	47-48%
Weighted-average volatility	49%	48%
Expected dividends	2.33%	1.10%
Risk-free rate	0.9-1.3%	2.1-2.7%
Average risk-free rate	1.3%	2.6%
Expected term (in years)	5.7-7.1	5.1-6.7
Pre-vesting departure rate	0.4-4.2%	0.4-3.9%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2011, and changes which occurred during the three months ended March 31, 2012:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	4,104	$18.16
Granted	1,861	13.03
Vested	(95)	18.50
Forfeited	(2)	20.06
Non-vested shares at March 31, 2012	5,868	$16.52

As of March 31, 2012, there was approximately $39 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $10 million and $9 million for the three months ended March 31, 2012 and 2011, respectively.

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

The following table represents a summary of the status of the Company’s non-vested performance-based restricted stock and restricted stock units as of December 31, 2011, and changes which occurred during the three months ended March 31, 2012:
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Non-vested restricted stock and restricted stock units at December 31, 2011	5,134	$8.67
Vested	(5,134)	8.67
Non-vested restricted stock and restricted stock units at March 31, 2012	0	$0

The performance-based restricted stock and restricted stock unit compensation program was terminated in 2010.  All performance-based restricted stock and stock units are vested as of March 31, 2012.

As of March 31, 2012, there is no unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million for the three months ended March 31, 2012 and 2011.

15.      Significant Customers

For the three months ended March 31, 2012, Corning did not have a customer that individually accounted for more than 10% of the Company’s consolidated net sales.  For the three months ended March 31, 2011, Corning’s sales to Sharp Electronics Corporation, a customer of the Display Technologies segment, were greater than 10% of the Company’s consolidated net sales.

16.      Reportable Segments

Our reportable segments are as follows:

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

All other segments that do not meet the quantitative threshold for separate reporting are grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

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

Reportable Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2012
Net sales	$705	$508	$263	$288	$155	$1	$1,920
Depreciation (1)	$129	$30	$28	$34	$10	$3	$234
Amortization of purchased intangibles		$3			$2		$5
Research, development and engineering expenses (2)	$27	$35	$26	$37	$6	$27	$158
Equity in earnings (loss) of affiliated companies	$182	$(4)	$1			$4	$183
Income tax (provision) benefit	$(96)	$(12)	$(20)	$(11)	$(6)	$10	$(135)
Net income (loss) (3)	$421	$21	$40	$21	$12	$(20)	$495

Three months ended March 31, 2011
Net sales	$790	$474	$259	$254	$144	$2	$1,923
Depreciation (1)	$124	$28	$25	$37	$8	$2	$224
Amortization of purchased intangibles		$1			$2		$3
Research, development and engineering expenses (2)	$25	$29	$23	$29	$4	$22	$132
Equity in earnings of affiliated companies	$294	$3		$3		$7	$307
Income tax (provision) benefit	$(139)	$(19)	$(14)	$(3)	$(7)	$9	$(173)
Net income (loss) (3)	$638	$41	$29	$8	$15	$(15)	$716

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended March 31,
	2012	2011
Net income of reportable segments	$515	$731
Non-reportable segments	(20)	(15)
Unallocated amounts:
Net financing costs (1)	(40)	(52)
Stock-based compensation expense	(24)	(23)
Exploratory research	(23)	(17)
Corporate contributions	(13)	(21)
Equity in earnings of affiliated companies, net of impairments (2)	35	91
Asbestos settlement (3)	(1)	(5)
Other corporate items	33	59
Net income	$462	$748

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)	Primarily represents the equity earnings of Dow Corning Corporation.
(3)
In the first quarter of 2012, Corning recorded a charge of $1 million to adjust the asbestos liability for the change in value of components of the Amended PCC Plan.  In the first quarter of 2011, Corning recorded a charge of $5 million to adjust the asbestos liability for the change in value of components of the Amended PCC Plan.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the first quarter of 2012, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 80% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 88% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 50% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 39% of total segment sales.

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

17.      Subsequent Events

On April 10, 2012, Corning entered into a definitive agreement with Becton, Dickinson and Company (BD) to acquire the majority of its Discovery Labware unit for approximately $730 million in cash.  The acquisition is expected to be completed later this year, subject to customary closing conditions, including receipt of regulatory approvals.  When complete, the acquisition will augment Corning’s global market access and enhance its broad portfolio of life sciences products in the areas of drug-discovery tools, bioprocess solutions, and laboratory research instruments.  The Discovery Labware unit has operations in Massachusetts, North Carolina and the United Kingdom, and has extensive dealer networks in Asia, Europe and North America.

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

OVERVIEW

Corning’s results in the first quarter of 2012 reflect the impact of cumulative double-digit price declines in our Display Technologies segment which began in the fourth quarter of 2011, combined with higher taxes and lower equity earnings from our equity affiliates, offset somewhat by improved results in our Specialty Materials and Environmental Technologies segments.

Results in our Display Technologies segment in the first quarter of 2012 reflect the effects of a transition period for the display industry which began in late 2011, resulting in a significant amount of excess capacity and a reduction in the amount of inventory in the supply chain, which led to substantial price declines over the last two quarters.  Higher results in our Specialty Materials segment slightly offset the decline, driven by strong retail demand for portable display devices that utilize our Corning® Gorilla® Glass.  Results in the Environmental Technologies segment also improved in the first quarter of 2012 when compared to the same period last year, reflecting significantly improved manufacturing performance in our diesel business and higher demand for our automotive products.  Although sales increased in our Telecommunications segment in the first quarter of 2012, results declined when compared to the first quarter of 2011 due to an increase in manufacturing and operating expenses, project spending related to the fiber-to-the-premises initiatives and charges related to a small equity affiliate.

In the first quarter of 2012, we generated net income of $462 million or $0.30 per share, compared to net income of $748 million or $0.47 per share for the same quarter in 2011.  When compared to last year, the decrease in net income in the first quarter of 2012 was due largely to the following items:

•	The impact of significant price declines in our Display Technologies segment, coupled with volume declines at our equity affiliate Samsung Corning Precision;
•
Lower equity earnings from our equity affiliate Dow Corning driven by higher raw materials costs for silicone products and a significant decrease in earnings at Hemlock Semiconductor Group, Dow Corning’s consolidated subsidiary that makes high purity polycrystalline silicon for the semiconductor and solar industries;

•	An increase in our effective tax rate due to the following:
o	Expiration of favorable U.S. tax provisions;
o	Partial expiration of tax holidays in Taiwan; and
o	Change in our mix of earnings.

The decrease in net income in the first quarter of 2012 was offset somewhat from the favorable impact of movements in foreign exchange rates in the amount of $38 million, and higher net income in our Specialty Materials and Environmental Technologies segments.

Our key priorities for 2012 remain similar to those from previous years:  protect our financial health and invest in the future.  During the first quarter of 2012, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

•
Our debt to capital ratio of 13% at March 31, 2012 is up from 10% reported at December 31, 2011.  Our debt balance increased in the first quarter of 2012 due to the issuance of unsecured notes in the face amount of $750 million.

•	Operating cash flow in the three months ended March 31, 2012 was $762 million.
•
We ended the first quarter of 2012 with $6.8 billion of cash, cash equivalents and short-term investments, up from the balance at December 31, 2011 of $5.8 billion, and well above our debt balance at March 31, 2012 of $3.2 billion.

•
We repurchased 5.4 million shares of common stock for $72 million as part of a repurchase program announced in the fourth quarter of 2011.  These actions reflect our significant cash balance and the belief that we will continue to achieve strong cash flows in the future.

Investing In Our Future
We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems.  Our spending levels for research, development, and engineering increased slightly in the first quarter of 2012 when compared to the same period last year, as we remain committed to investing in research, development, and engineering to drive innovation.

In 2012, we are maintaining a balanced innovation strategy that is focused on: growing our existing businesses; developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and investing in longer range opportunities in each of our market segments.

We continue to work on new products, including glass substrates for high performance displays, OLED and LCD applications, diesel filters and substrates, and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications such as Distributed Antenna Systems, fiber-to-the-cell and antennas.  We have increased our research, development and engineering spending to support the advancement of new product attributes for our Corning Gorilla Glass suite of products.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including products such as glass substrates for thin-film photovoltaics in solar applications.

Capital spending totaled $412 million and $532 million for the three months ended March 31, 2012 and 2011, respectively.  Spending in the first quarter of 2012 was driven primarily by capacity expansion projects in several of our reportable segments that were started in 2011.  We expect our 2012 capital spending to be approximately $1.8 billion.  Approximately $800 million will be directed toward our Display Technologies segment, of which approximately $400 million will be related to 2011 capital projects.

Corporate Outlook
Corning expects sales in 2012 to remain relatively consistent with 2011, with higher sales in our Telecommunications, Specialty Materials and Environmental Technologies segments offset by lower sales in the Display Technologies segment.  We expect the overall LCD glass retail market to increase from 3.2 billion square feet in 2011 to approximately 3.6 billion square feet in 2012, driven by the combination of an increase in retail sales of LCD televisions, the demand for larger television screen sizes and growth in the personal computer market.  We are hopeful that sequential quarterly price declines during the remainder of 2012 will be moderate.  Net income will be negatively impacted by lower equity earnings from our equity affiliate Dow Corning, driven by lower demand and price declines in both silicone products and at Hemlock Semiconductor Group, Dow Corning’s consolidated subsidiary that makes high purity polycrystalline silicon for the semiconductor and solar industries.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the first quarter follow (dollars in millions):
	Three months ended March 31,		% change
	2012	2011	12 vs. 11

Net sales	$1,920	$1,923	*

Gross margin	$814	$874	(7)
(gross margin %)	42%	45%

Selling, general, and administrative expenses	$279	$250	12
(as a % of net sales)	15%	13%

Research, development, and engineering expenses	$187	$156	20
(as a % of net sales)	10%	8%

Equity in earnings of affiliated companies	$218	$398	(45)
(as a % of net sales)	11%	21%

Income before income taxes	$573	$862	(34)
(as a % of net sales)	30%	45%

Provision for income taxes	$(111)	$(114)	(3)
(as a % of net sales)	(6)%	(6)%

Net income attributable to Corning Incorporated	$462	$748	(38)
(as a % of net sales)	24%	39%

*	The percentage change calculation is not meaningful.

Net Sales
For the three months ended March 31, 2012, net sales remained relatively consistent with the first quarter of 2011, driven by the impact of significantly lower prices in our Display Technologies segment, offset by higher sales in the remainder of our segments, most significantly in the Telecommunications and Specialty Materials segments.  Telecommunication segment sales increased across all product lines, and strong demand for portable display devices which use our Corning Gorilla Glass drove higher sales in the Specialty Materials segment.  Additionally, the net positive impact of movements in foreign exchange rates impacted sales in the amount of $19 million.

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

Gross Margin
As a percentage of net sales, gross margin for the three months ended March 31, 2012 decreased when compared to the same period last year, due primarily to lower prices in our Display Technologies segment, offset somewhat by improvements in manufacturing performance in the Environmental Technologies segment.

Selling, General, and Administrative Expenses
For the three months ended March 31, 2012, selling, general, and administrative expenses increased by $29 million, driven by the impact of two small acquisitions completed in 2011.  As a percentage of net sales, these expenses also increased when compared to the same period last year.

The types of expenses included in the selling, general, and administrative expenses line item are: salaries, wages, and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development, and Engineering Expenses
For the three months ended March 31, 2012, research, development, and engineering expenses increased by $31 million when compared to the same period last year, driven by an increase in spending in our Telecommunications and Specialty Materials segments, and by our continuing focus on baseline research for new product development.  As a percentage of net sales, research, development, and engineering expenses for the three months ended March 31, 2012, also increased when compared to the same periods in 2011.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended March 31,
	2012	2011
Samsung Corning Precision	$183	$299
Dow Corning Corporation	35	91
All other		8
Total equity earnings	$218	$398

Equity earnings of affiliated companies decreased for the three months ended March 31, 2012, when compared to the same period last year, reflecting lower earnings performance at both Samsung Corning Precision and Dow Corning.

The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of the performance of the Display Technologies segment and in All Other.

The decrease in equity earnings from Dow Corning was largely due to the following items:

•	Significant price declines and lower margins at Hemlock Semiconductor Group, driven by worldwide overcapacity in these industries;
•	Higher operating expenses due to an increase in pension expense and severance accruals recorded in the first quarter of 2012;
•	An increase in raw material costs.

Corning’s equity earnings for the three months ended March 31, 2012 were favorably impacted by $17 million from movements in foreign exchange rates when compared to the same period last year.

Outlook:
In the second quarter of 2012, we expect equity earnings to be relatively consistent with the first quarter of 2012.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended March 31,
	2012	2011
Royalty income from Samsung Corning Precision	$22	$61
Foreign currency exchange and hedge gains/(losses) net	5	(10)
Net loss attributable to noncontrolling interests	1	1
Other, net	1	(25)
Total	$29	$27

Income Before Income Taxes
Income before income taxes for the three months ended March 31, 2012, was positively impacted by $48 million due to movements in foreign exchange rates when compared to the same period last year.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2012	2011

Provision for income taxes	$(111)	$(114)
Effective tax rate	19.4%	13.2%

For the three months ended March 31, 2012, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	The expiration of favorable U.S. tax provisions; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

For the three months ended March 31, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(losses) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	The benefit of tax holiday incentives in foreign jurisdictions, primarily Taiwan.

Refer to Note 4 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended March 31,
	2012	2011
Net income attributable to Corning Incorporated	$462	$748
Basic earnings per common share	$0.30	$0.48
Diluted earnings per common share	$0.30	$0.47
Shares used in computing per share amounts
Basic earnings per common share	1,516	1,565
Diluted earnings per common share	1,530	1,589

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry.
•
Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.  This reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic consumables for scientific applications.

All other reportable segments that do not meet the quantitative threshold for separate reporting are grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

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

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
	Three months ended March 31,		% change
	2012	2011	12 vs. 11

Net sales	$705	$790	(11)%
Equity earnings of affiliated companies	$182	$294	(38)%
Net income	$421	$638	(34)%

The decrease in net sales for the first quarter of 2012, when compared to the same period last year, reflected the continuation of the “reset” of our LCD business that began in the fourth quarter of 2011, which resulted in cumulative double digit price declines over the two quarter period.  This fundamental change in the business is being driven by excess capacity in the glass panel industry and a reduction in the amount of inventory in the display supply chain.  These circumstances have led to more significant price declines in the prior two quarters than we typically have experienced in the past.  The price declines were slightly offset by a moderate increase in volume, reflecting the continuing demand for LCD glass utilized in LCD televisions, computer notebooks and desktop monitors.  Net sales were also favorably impacted in the amount of $26 million from movements in foreign exchange rates.

When compared to same period last year, the decrease in equity earnings from Samsung Corning Precision in the three months ended March 31, 2012 reflected significant price declines driven by the circumstances described above, as well as modest volume declines due to share loss at one of its customers.  The decrease was offset somewhat by the favorable impact of $17 million from movements in foreign exchange rates.

When compared to the same period last year, the decrease in net income in the Display Technologies segment in the three months ended March 31, 2012 primarily reflects the impact of price declines, lower equity earnings and a decrease in royalty income, partially offset by the favorable impact of foreign exchange rate movements and improved manufacturing efficiency.  Net income in the three months ended March 31, 2012 includes the favorable impact of $35 million from movements in foreign exchange rates when compared to the same period last year.

A number of Corning's patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Royalty income from Samsung Corning Precision decreased substantially in the three months ended March 31, 2012, when compared to the same period last year, reflecting the decline in sales at Samsung Corning Precision and the reduction of the applicable royalty rate by approximately 50% which took effect on December 1, 2011.

Refer to Note 8 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan.  For the three months ended March 31, 2012, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 80% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three months ended March 31, 2012, sales to two LCD panel makers located in Korea accounted for 93% of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass retail market to increase from 3.2 billion square feet in 2011 to approximately 3.6 billion square feet in 2012.  We believe that the long-term market drivers will be LCD television growth, driven by growth of larger-sized LCD televisions and increased demand in emerging regions, as well as continued growth in the personal computer market.

In the second quarter of 2012, we expect LCD glass volumes to be consistent in our wholly-owned business and to increase slightly at Samsung Corning Precision, and for price declines to be much more moderate, when compared to the first quarter of 2012.

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

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
	Three months ended March 31,		% change
	2012	2011	12 vs. 11

Net sales:
Optical fiber and cable	$254	$248	2%
Hardware and equipment	254	226	12%
Total net sales	$508	$474	7%

Net income	$21	$41	(49)%

In the three months ended March 31, 2012, net sales of the Telecommunications segment increased when compared to the same period last year due to the incremental sales from a small acquisition completed at the end of the first quarter of 2011, combined with higher sales in all of the segment’s existing product lines.  Sales of fiber-to-the-premises products increased due to the ramp-up of initiatives in Canada and Australia, optical fiber and cable volume increased in all geographic regions except Japan, and enterprise network products sales grew 4% when compared to a very strong first quarter of 2011.  Movements in foreign exchange rates did not significantly impact net sales of this segment in the first quarter of 2012.

When compared to the first quarter of 2011, the decrease in net income in the first quarter of 2012 largely reflects higher operating and manufacturing expenses, driven by incremental costs associated with the small acquisition completed in 2011, higher research and development expenses and an increase in project spending mainly to support fiber-to-premises initiatives and anticipated 2012 growth.  Additionally, net income decreased slightly due to the write off of a small equity affiliate in the first quarter of 2012.  Movements in foreign exchange rates did not significantly impact net income of this segment.

The Telecommunications segment has a concentrated customer base.  For the three months ended March 31, 2012, one customer of the Telecommunications segment represented approximately 12% of total segment sales in the first quarter of 2012.

Outlook:
In the second quarter of 2012, we expect sales to increase in the range of low to mid-teens when compared to the first quarter of 2012, driven by continued strong demand worldwide for fiber-to-the-home products, enterprise network solutions, and fiber and cable products.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (in millions):
	Three months ended March 31,		% change
	2012	2011	12 vs. 11

Net sales:
Automotive	$129	$123	5%
Diesel	134	136	(1)%
Total net sales	$263	$259	2%

Net income	$40	$29	38%

When compared to the previous year, the increase in net sales of this segment for the three months ended March 31, 2012, resulted from higher sales of our automotive products, reflecting the continued strength of the worldwide automotive industry.  Net sales of diesel products were relatively consistent with the first quarter of 2011, with higher sales of our heavy duty diesel products offset by a decrease in demand in Europe for light duty diesel products.  Movements in foreign exchange rates did not significantly impact net sales of this segment in the first quarter of 2012.

When compared to the same period in 2011, net income in the three months ended March 31, 2012, was higher primarily due to improved manufacturing performance in our diesel products and a decrease in air freight costs, coupled with the increase in sales volumes described above.  Movements in foreign exchange rates did not significantly impact the results of this segment in the first quarter of 2012.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three months ended March 31, 2012, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 88% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the second quarter of 2012, we expect sales to be consistent with the first quarter of 2012, with higher sales of our diesel products offset by a decline in automotive products sales.

Specialty Materials
The following table provides net sales and net income for the Specialty Materials segment (in millions):
	Three months ended March 31,		% change
	2012	2011	12 vs. 11

Net sales	$288	$254	13%
Net income	$21	$8	163%

Net sales for the three months ended March 31, 2012 increased in the Specialty Materials segment when compared to the first quarter of 2011, driven by strong retail demand for portable display devices that utilize our Corning Gorilla Glass, offset partially by a decrease in sales of advanced optics and large cover glass products.  The decrease in large cover glass product sales was due to the build-up of large cover glass television inventory in the supply chain in the first quarter of 2011 that did not repeat in the first quarter of 2012.  Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in the first quarter of 2012.

When compared to the first quarter of 2011, the increase in net income for the three months ended March 31, 2012 was driven by the increase in sales of Corning Gorilla Glass, combined with the absence of large cover glass start-up and tank conversion costs incurred in the first quarter of 2011.  Net income for the three months ended March 31, 2012 was not significantly impacted from movements in foreign exchange rates when compared to the same period in 2011.

For the three months ended March 31, 2012, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 50% of total segment sales when combined.

Outlook:
In the second quarter of 2012, Specialty Materials segment sales are anticipated to grow in the range of 10% to 15% when compared to the first quarter, driven primarily by demand for Corning Gorilla Glass for the handheld and information technology markets.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended March 31,		% change
	2012	2011	12 vs. 11

Net sales	$155	$144	8%
Net income	$12	$15	(20)%

Net sales for the three months ended March 31, 2012 increased when compared to the same period last year, due to a small acquisition completed in the fourth quarter of 2011 and higher sales in the segment’s existing product lines.  Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in the first quarter of 2012.

For the three months ended March 31, 2012, net income declined when compared to the first quarter of 2011.  The impact of the increase in sales described above was more than offset by higher raw materials costs and acquisition related operating expenses.  Net income for the three months ended March 31, 2012 was not significantly impacted from movements in foreign exchange rates when compared to the same period in 2011.

For the three months ended March 31, 2012, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 39% of net sales when combined.

Outlook:
In the second quarter of 2012, we expect net sales to increase in the range of 5% to 10% when compared to the first quarter, as the company realizes the full synergies of recent acquisitions.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended March 31,		% change
	2012	2011	12 vs. 11

Net sales	$1	$2	(50)%
Research, development and engineering expenses	$27	$22	23%
Equity earnings of affiliated companies	$4	$7	(43)%
Net loss	$(20)	$(15)	*

*	The percentage change calculation is not meaningful.

This group is primarily comprised of development projects that involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass.  This segment also includes results for certain corporate investments such as Samsung Corning Precision’s non-LCD glass businesses, Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products, and Corsam, an equity affiliate established between Corning and Samsung Corning Precision to provide glass technology research.  Refer to Note 8 (Investments) for additional information about Samsung Corning Precision and related party transactions.

The increase in this segment’s loss for the three months ended March 31, 2012 was largely due to a decrease in equity earnings from Samsung Corning Precision’s non-LCD glass businesses, coupled with an increase in research, development, and engineering expenses for development projects, when compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the three months ended March 31, 2012 and 2011:

•	In the first quarter of 2012, we completed the following debt-related transactions:
o
We issued $500 million of 4.75% senior unsecured notes that mature on March 15, 2042 and $250 million of 4.70% senior unsecured notes that mature on March 15, 2037.  The net proceeds of $742 million from the offerings will be used for general corporate purposes.

•	In the first quarter of 2011 there was no significant debt activity.

Capital Spending
Capital spending totaled $412 million and $532 million for the three months ended March 31, 2012 and 2011, respectively.  Spending in the first quarter of 2012 was driven primarily by capacity expansion projects in several of our reportable segments that were started in 2011.  We expect our 2012 capital spending to be approximately $1.8 billion.  Approximately $800 million will be directed toward our Display Technologies segment, of which approximately $400 million will be related to 2011 capital projects.

Cash Flows
Summary of cash flow data (in millions):
	Three months ended March 31,
	2012	2011
Net cash provided by operating activities	$762	$573
Net cash used in investing activities	$(604)	$(657)
Net cash provided by (used in) financing activities	$592	$(57)

Net cash provided by operating activities increased in the three months ended March 31, 2012 when compared to the same period last year, due to an increase in dividends received from affiliated companies and the impact of favorable movements in working capital.  These events were partially offset by higher pension contributions and the absence of the insurance payment received in 2011 for the remainder of our settlement of claims for business interruption and property damage occurring in 2009.

Net cash used in investing activities was lower in the three months ended March 31, 2012 when compared to the same period last year, due to the absence of acquisition spending and a decrease in capital spending, offset by a net increase in short-term investments.

Net cash provided by financing activities in the three months ended March 31, 2012 increased when compared to the same period last year, driven primarily by the net proceeds received from the debt issuance of $742 million, offset somewhat by the repurchase of common stock and the increase in dividends paid to shareholders.

Dividends from Equity Companies
Corning Hungary Data Services LLC and Samsung Electronics Corporation, as shareholders of Samsung Corning Precision, agreed to have Samsung Corning Precision increase its annual dividend to shareholders from 40% to at least 70% of its net income from the previous year, subject to the maintenance of minimum cash balances.  In the first quarter of 2012, we received a dividend from Samsung Corning Precision of approximately $500 million.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of March 31, 2012	As of December 31, 2011

Working capital	$8,020	$6,580
Working capital, excluding cash, cash equivalents, and short-term investments	$1,184	$755
Current ratio	5.5:1	4.1:1
Trade accounts receivable, net of allowances	$1,108	$1,082
Days sales outstanding	52	52
Inventories	$955	$975
Inventory turns	4.6	4.7
Days payable outstanding (1)	37	42
Long-term debt	$3,135	$2,364
Total debt to total capital	12.9%	10%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2011 Form 10-K for Fitch and Moody’s.  The Outlook includes an update by Standard and Poor’s on February 14, 2012:
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Positive
February 14, 2012

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the first quarter of 2012 with approximately $6.8 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At March 31, 2012, approximately 66% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are available for repatriation, subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.  We expect previously accumulated non-U.S. cash balances will remain outside of the U.S.  We expect that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for the three months ended March 31, 2012 and 2011 were not significant.  From time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

During the first quarter of 2012, we repurchased 5.4 million shares of common stock for $72 million as part of a share repurchase program announced on October 5, 2011.  There were no repurchases in the first quarter of 2011.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing their financial statements at least annually, and more frequently for customers where we have identified the potential for increased risk.  We closely monitor customer payment patterns and business developments that may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Our major source of funding for the remainder of 2012 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments, and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, our share repurchase program, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to two credit facilities, a $1.0 billion unsecured committed revolving line of credit and a 4.0 billion Chinese Renminbi (RMB) credit agreement (approximately $635 million when translated to USD).  These two credit facilities include two financial covenants:  a leverage ratio and an interest coverage ratio.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At March 31, 2012 and December 31, 2011, our leverage using this measure was 13% and 10%, respectively.  The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times.  At March 31, 2012 and December 31, 2011, our interest coverage ratio using this measure was 46.4 times and 41.7 times, respectively.  At March 31, 2012 and December 31, 2011, we were in compliance with both financial covenants.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument.  As of March 31, 2012, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2011 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2011 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2011 Form 10-K and remain unchanged through the first quarter of 2012.  For certain items, additional details are provided below.

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

At March 31, 2012 and December 31, 2011, the carrying value of precious metals was higher than the fair market value by $111 million and $304 million, respectively.  For these reporting periods, the undiscounted cash flow test shows that these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

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

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2012, and December 31, 2011, Corning had accrued approximately $24 million (undiscounted) and $25 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Euro, New Taiwan dollar, and Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	effect on our operations resulting from cyber-attacks and theft of intellectual property;
-	unanticipated disruption to equipment, facilities, or operations;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2011 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2011 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  See our 2011 Form 10-K.

Dow Corning Corporation.  See our 2011 Form 10-K.  For updates to estimated liabilities as of March 31, 2012, see Part I, Item 2, Financial Statements, Note 8, “Investments – Dow Corning Corporation (Dow Corning),” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Pittsburgh Corning Corporation.  See our 2011 Form 10-K.  For updates to estimated liabilities as of March 31, 2012, see Part I, Item 2, Financial Statements, Note 2, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates.  See our 2011 Form 10-K.

Chinese Antidumping Investigation.  See our 2011 Form 10-K.

Demodulation, Inc.  See our 2011 Form 10-K.

Trade Secret Misappropriation Suits Concerning LCD Glass Technology.  On July 18, 2011, in China, Corning Incorporated filed suit in the Beijing Second Intermediate People’s Court against Hebei Dongxu Investment Group Co., Ltd., which changed its name to Dongxu Group Co., Ltd. (Dongxu) for misappropriation of certain trade secrets related to the fusion draw process for manufacturing glass substrates used in active matrix liquid crystal displays (LCDs).  Dongxu has filed an appeal to contest jurisdiction.  On July 18, 2011, in Korea, Corning Incorporated and Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision) filed suits in the Daejeon District Court against Dongxu, one of its officers, and two other named individuals, for related trade secret misappropriation.  Samsung Corning Precision is an equity company of Corning and Samsung Electronics Co., Ltd., which uses Corning LCD glass technology under license agreements with Corning.  In these actions, Corning is seeking orders restraining Dongxu from using, disclosing, or permitting others to use, misappropriated Corning LCD glass manufacturing technology.  Two of the individuals named in the Korean suit were previously convicted in Seoul Southern District Court on January 22, 2009, for the theft of certain Corning LCD glass technology that was being used by Samsung Corning Precision.  On February 8, 2012, the Daejeon District Court entered a judgment in the civil case against the two individuals and an officer of Dongxu.  The Dongxu officer has filed an appeal.

Grand Jury Subpoena.  In March of 2012, Corning received a grand jury subpoena issued in the United States District Court for the Eastern District of Michigan from the U.S. Department of Justice in connection with an investigation into conduct relating to possible antitrust law violations involving certain automotive products, including catalytic converters, diesel particulate filters, substrates and monoliths.  The subpoena requires Corning to produce certain documents located within the United States to the Department of Justice.

Corning’s policy is to comply with all laws and regulations, including all antitrust and competition laws.  Antitrust investigations can result in significant penalties being imposed by the antitrust authorities.  Currently Corning can not estimate the ultimate financial impact, if any, resulting from the investigation.  Such potential impact, if an antitrust violation by Corning is found, could however, be material to the results of operations of Corning in a particular period.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2011 Form 10-K for the year ended December 31, 2011 which could materially impact our business, financial condition or future results.  Risks disclosed in our 2011 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2012:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
January 1-31, 2012	28,057	$13.09	0	$719,502,944
February 1-29, 2012	4,872,387	$13.35	2,995,379	$678,691,492
March 1-31, 2012	2,364,217	$13.00	2,360,900	$647,992,293
Total	7,264,661	$13.23	5,356,279	$647,992,293

(1)
This column reflects the following transactions during the first quarter of 2012:  (i) the deemed surrender to us of 1,883,988 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted and performance stock units, (ii) the surrender to us of 24,394 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the repurchase of 5,356,279 shares of common stock in conjunction with the repurchase program announced in the fourth quarter of 2011.

(2)	On October 5, 2011 we publicly announced authorization to repurchase up to $1.5 billion of our common stock by December 31, 2013.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	10	Amendment No. 2 to 1999 Deferred Compensation Program for Directors dated February 1, 2012

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 27, 2012	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

April 27, 2012	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)