Form 10-Q
period 2012-06-30
CORNING INC /NY
filed 2012-07-27
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 16, 2012
Corning’s Common Stock, $0.50 par value per share	1,489,018,162 shares

Index

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$1,908	$2,005	$3,828	$3,928
Cost of sales	1,111	1,116	2,217	2,165

Gross margin	797	889	1,611	1,763

Operating expenses:
Selling, general and administrative expenses	291	284	570	534
Research, development and engineering expenses	188	172	375	328
Amortization of purchased intangibles	4	4	9	7
Asbestos litigation charge	5	5	6	10

Operating income	309	424	651	884

Equity in earnings of affiliated companies (Note 8)	259	428	477	826
Interest income	3	5	7	9
Interest expense	(24)	(22)	(44)	(49)
Other income, net (Note 1)	8	43	37	70

Income before income taxes	555	878	1,128	1,740
Provision for income taxes (Note 4)	(93)	(123)	(204)	(237)

Net income attributable to Corning Incorporated	$462	$755	$924	$1,503

Earnings per common share attributable to Corning Incorporated:
Basic (Note 5)	$0.31	$0.48	$0.61	$0.96
Diluted (Note 5)	$0.30	$0.47	$0.61	$0.95

Dividends declared per common share	$0.075	$0.05	$0.15	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011

Net income attributable to Corning Incorporated	$462	$755	$924	$1,503
Other comprehensive income (loss), net of tax	4	241	(47)	421

Comprehensive income attributable to Corning Incorporated	$466	$996	$877	$1,924

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	June 30, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$5,008	$4,661
Short-term investments, at fair value (Note 6)	1,337	1,164
Total cash, cash equivalents and short-term investments	6,345	5,825
Trade accounts receivable, net of doubtful accounts and allowances - $24 and $19	1,157	1,082
Inventories (Note 7)	999	975
Deferred income taxes (Note 4)	441	448
Other current assets	436	347
Total current assets	9,378	8,677

Investments (Note 8)	4,870	4,726
Property, net of accumulated depreciation - $7,486 and $7,204 (Note 9)	10,751	10,671
Goodwill and other intangible assets, net (Note 10)	916	926
Deferred income taxes (Note 4)	2,565	2,652
Other assets	274	196

Total Assets	$28,754	$27,848

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 3)	$29	$27
Accounts payable	929	977
Other accrued liabilities (Note 2)	934	1,093
Total current liabilities	1,892	2,097

Long-term debt (Note 3)	3,229	2,364
Postretirement benefits other than pensions	900	897
Other liabilities (Note 2)	1,331	1,361
Total liabilities	7,352	6,719

Commitments and contingencies (Note 2)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,645 million and 1,636 million	823	818
Additional paid-in capital	13,096	13,041
Retained earnings	10,029	9,332
Treasury stock, at cost; Shares held: 155 million and 121 million	(2,458)	(2,024)
Accumulated other comprehensive loss	(136)	(89)
Total Corning Incorporated shareholders’ equity	21,354	21,078
Noncontrolling interests	48	51
Total equity	21,402	21,129

Total Liabilities and Equity	$28,754	$27,848

The accompanying notes are an integral part of these consolidated financial statements.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)
	Six months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$924	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	473	458
Amortization of purchased intangibles	9	7
Cash received from settlement of insurance claims		66
Stock compensation charges	40	45
Earnings of affiliated companies less than (in excess of) dividends received	44	(437)
Deferred tax provision	21	96
Employee benefit payments (in excess of) less than expense	(33)	68
Changes in certain working capital items:
Trade accounts receivable	(68)	(243)
Inventories	(35)	(143)
Other current assets	(54)	(42)
Accounts payable and other current liabilities, net of restructuring payments	(45)	(43)
Other, net	56	(216)
Net cash provided by operating activities	1,332	1,119

Cash Flows from Investing Activities:
Capital expenditures	(853)	(1,026)
Acquisition of business, net of cash received		(148)
Investment in affiliates	(111)
Short-term investments – acquisitions	(1,168)	(1,845)
Short-term investments – liquidations	989	1,852
Other, net	4	5
Net cash used in investing activities	(1,139)	(1,162)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(13)	(12)
Principal payments under capital lease obligations	(1)	(32)
Proceeds from issuance of long-term debt, net	886
Payments to settle interest rate hedges	(18)
Proceeds from the exercise of stock options	19	73
Repurchases of common stock for treasury	(386)
Dividends paid	(227)	(158)
Net cash provided by (used in) financing activities	260	(129)
Effect of exchange rates on cash	(106)	183
Net increase in cash and cash equivalents	347	11
Cash and cash equivalents at beginning of period	4,661	4,598

Cash and cash equivalents at end of period	$5,008	$4,609

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform to the 2012 presentation.

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Royalty income from Samsung Corning Precision	$21	$64	$43	$125
Foreign currency exchange and hedge gains/(losses), net	(1)	(7)	5	(17)
Net loss attributable to noncontrolling interests	1		3	1
Other, net	(13)	(14)	(14)	(39)
Total	$8	$43	$37	$70

New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years.  Corning does not expect adoption of this standard to have a material impact on its consolidated financial condition.

Index

2.      Commitments, Contingencies, and Guarantees

Asbestos Litigation

Pittsburgh Corning Corporation.  Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant parties.  A proposed PCC plan of reorganization (Amended PCC Plan) filed in the U.S. Bankruptcy Court for the Western District of Pennsylvania was not confirmed by the Court.  Further changes to the Amended PCC Plan are expected to be filed by August 20, 2012.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation that is a component of the Company’s proposed resolution of the PCC asbestos litigation.  At June 30, 2012 and December 31, 2011, the fair value of PCE significantly exceeded its carrying value of $136 million and $138 million, respectively.

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,900 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases.  The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $663 million at June 30, 2012, compared with an estimate of the liability of $657 million at December 31, 2011.  In the three and six months ended June 30, 2012, Corning recorded asbestos litigation expense of $5 million and $6 million, respectively.  In the three and six months ended June 30, 2011, Corning recorded asbestos litigation expense of $5 million and $10 million, respectively.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

Other Commitments and Contingencies

In the normal course of our business, we do not routinely provide significant third-party guarantees.  Generally, any third party guarantees provided by Corning are limited to certain financial guarantees including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones.  When provided, these guarantees have various terms, and none of these guarantees are individually significant.

We have agreed to provide a credit facility to Dow Corning Corporation (Dow Corning).  The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan.  We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

As of June 30, 2012 and December 31, 2011, contingent guarantees totaled a notional value of $140 million and $170 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $75 million and $72 million, at June 30, 2012 and December 31, 2011, respectively.

Product warranty liability accruals were $22 million at June 30, 2012 and $23 million at December 31, 2011.

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

Index

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2012, and December 31, 2011, Corning had accrued approximately $24 million (undiscounted) and $25 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

3.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.6 billion at June 30, 2012 and $2.6 billion at December 31, 2011.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

2012
In the first quarter of 2012, we issued $250 million of 4.70% senior unsecured notes and $500 million of 4.75% senior unsecured notes for net proceeds of approximately $247 million and $495 million, respectively.  The 4.70% notes mature on March 15, 2037 and the 4.75% notes mature on March 15, 2042.

2011
In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $633 million when translated to United States dollars.  Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”).  Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due in August, 2016, five years from the date of the first advance.

4.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Provision for income taxes	$(93)	$(123)	$(204)	$(237)
Effective tax rate	16.8%	14.0%	18.1%	13.6%

Index

For the three and six months ended June 30, 2012, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	The expiration of favorable U.S. tax provisions; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

For the three and six months ended June 30, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of affiliated companies; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.4 and 1.3 percentage points for the three months ended June 30, 2012 and 2011, respectively.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.4 percentage points for the six months ended June 30, 2012 and 2011.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

5.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended June 30,
	2012			2011
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$462	1,506	$0.31	$755	1,568	$0.48

Effect of dilutive securities:
Stock options and other dilutive securities		12			23

Diluted earnings per common share	$462	1,518	$0.30	$755	1,591	$0.47

Index

	Six months ended June 30,
	2012			2011
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$924	1,511	$0.61	$1,503	1,566	$0.96

Effect of dilutive securities:
Stock options and other dilutive securities		13			24

Diluted earnings per common share	$924	1,524	$0.61	$1,503	1,590	$0.95

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	42	26	42	48

6.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Bonds, notes and other securities:
U.S. government and agencies	$1,333	$1,150	$1,337	$1,155
Other debt securities		6		9
Total short-term investments	$1,333	$1,156	$1,337	$1,164
Asset-backed securities	$54	$57	$35	$35
Total long-term investments	$54	$57	$35	$35

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

The following table summarizes the maturities at market value of available-for-sale securities at June 30, 2012 (in millions):
Less than one year	$1,031
Due in 1-5 years	306
Due in 5-10 years
Due after 10 years (1)	35
Total	$1,372

(1)	Includes $35 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Index

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 (in millions):
		June 30, 2012
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$35	$(19)	$35	$(19)
Total long-term investments	22	$35	$(19)	$35	$(19)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2011
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$35	$(23)	$35	$(23)
Total long-term investments	22	$35	$(23)	$35	$(23)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of June 30, 2012 and December 31, 2011, for securities that have credit losses, an other than temporary impairment loss of $15 and $18 million, respectively, is recognized in accumulated other comprehensive loss.

Proceeds from sales and maturities of short-term investments totaled $1.0 billion and $1.9 billion for the six months ended June 30, 2012 and 2011, respectively.

7.      Inventories

Inventories comprise the following (in millions):
	June 30, 2012	December 31, 2011
Finished goods	$326	$312
Work in process	234	199
Raw materials and accessories	230	268
Supplies and packing materials	209	196
Total inventories	$999	$975

Index

8.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)	June 30, 2012	December 31, 2011
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.	50%	$3,259	$3,315
Dow Corning Corporation	50%	1,256	1,160
All other	20-50%	352	248
		4,867	4,723
Other investments		3	3
Total		$4,870	$4,726

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

Related party information for these investments in affiliates follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Related Party Transactions:
Corning sales to affiliated companies	$6	$6	$13	$12
Corning purchases from affiliated companies	$50	$19	$68	$56
Corning transfers of assets, at cost, to affiliated companies	$25	$27	$40	$61
Dividends received from affiliated companies	$3	$69	$521	$389
Royalty income from affiliated companies	$22	$66	$44	$127
Corning services to affiliates	$6	$13	$16	$21

As of June 30, 2012, balances due to and due from affiliates were $33 million and $67 million, respectively.  As of December 31, 2011, balances due to and due from affiliates were $14 million and $77 million, respectively.

We have contractual agreements with several of our equity affiliates, including sales, purchasing, licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Index

Samsung Corning Precision Materials Co. Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.  Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Statement of Operations:
Net sales	$785	$1,209	$1,569	$2,350
Gross profit	$540	$892	$1,064	$1,747
Net income attributable to Samsung Corning Precision	$402	$638	$773	$1,248
Corning’s equity in earnings of Samsung Corning Precision	$193	$325	$376	$624

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$42	$11	$52	$41
Dividends received from Samsung Corning Precision			$518	$205
Royalty income from Samsung Corning Precision	$21	$64	$43	$125
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$25	$27	$40	$61

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

As of June 30, 2012, balances due from Samsung Corning Precision were $12 million and balances due to Samsung Corning Precision were $30 million.  As of December 31, 2011, balances due from Samsung Corning Precision were $16 million and balances due to Samsung Corning Precision were $11 million.

Corning owns 50% of Samsung Corning Precision.  Samsung Display Co., Ltd. owns 43% and other shareholders own the remaining 7%.

In June 2011, the Korean tax authorities completed an audit of Samsung Corning Precision.  As a result, Samsung Corning Precision was issued a pre-assessment of approximately $46 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009.  In April 2011, we appealed for a reversal of the assessment. In October 2011, that appeal was denied and a formal assessment was issued.  Corning paid the assessment in the fourth quarter of 2011, allowing us to appeal to the Korean Tax Tribunal.  Once a ruling from the Korean Tax Tribunal is received, Corning may continue the Korean appeals process and/or access the Competent Authority under the U.S./Korea tax treaty, which allows the U.S. tax authorities’ involvement in resolving the matter.  Samsung Corning Precision and Corning believe it is more likely than not we will receive a favorable ruling when all of the available appeals have been exhausted.

Index

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30
	2012	2011	2012	2011

Statement of Operations:
Net sales	$1,571	$1,668	$3,093	$3,247
Gross profit	$395	$533	$732	$1,072
Net income attributable to Dow Corning	$121	$191	$192	$370
Corning’s equity in earnings of Dow Corning	$61	$95	$96	$186

Related Party Transactions:
Corning purchases from Dow Corning	$6	$6	$12	$12
Dividends received from Dow Corning		$65		$180

Amounts owed to Dow Corning totaled $1 million as of June 30, 2012.  At December 31, 2011, amounts owed to Dow Corning were not significant.

At June 30, 2012, Dow Corning’s marketable securities included approximately $138 million of auction rate securities, net of a temporary impairment of $6 million.

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

As of June 30, 2012, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of June 30, 2012, Dow Corning has estimated the liability to commercial creditors to be within the range of $88 million to $287 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $88 million, net of applicable tax benefits.

Variable Interest Entities
For variable interest entities, we routinely assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by U.S. GAAP.  We currently have three variable interest entities that are not considered significant to Corning’s consolidated financial statements.  Corning does not have retained interests in assets transferred to any unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Index

9.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	June 30, 2012	December 31, 2011
Land	$111	$113
Buildings	3,986	3,957
Equipment	11,986	11,886
Construction in progress	2,154	1,919
	18,237	17,875
Accumulated depreciation	(7,486)	(7,204)
Total	$10,751	$10,671

In the three months ended June 30, 2012 and 2011, interest costs capitalized as part of property, net, were $22 million and $10 million, respectively.  In the six months ended June 30, 2012 and 2011, interest costs capitalized as part of property, net, were $43 million and $17 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At June 30, 2012 and December 31, 2011, the recorded value of precious metals totaled $2.5 billion.  Depletion expense for precious metals in the three months ended June 30, 2012 and 2011 totaled $5 million and $6 million, respectively.  Depletion expense for precious metals in the six months ended June 30, 2012 and 2011 totaled $10 million in both periods.

10.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the six months ended June 30, 2012 is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2011	$209	$9	$150	$296	$664
Foreign currency translation adjustment				(1)	(1)
Balance at June 30, 2012	$209	$9	$150	$295	$663

Corning’s gross goodwill balances for the periods ended June 30, 2012 and December 31, 2011 were $7.1 billion.  Accumulated impairment losses were $6.5 billion for the periods ended June 30, 2012 and December 31, 2011, and were generated entirely through goodwill impairments related to the Telecommunications segment.

Other intangible assets are as follows (in millions):
	June 30, 2012			December 31, 2011
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$231	$124	$107	$228	$119	$109
Customer lists and other	165	19	146	169	16	153

Total	$396	$143	$253	$397	$135	$262

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.

Amortization expense related to these intangible assets is estimated to be $16 million for 2012 through 2015 and $15 million for 2016 and 2017.

Index

11.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$15	$13	$30	$27	$3	$4	$6	$8
Interest cost	38	39	76	77	11	12	22	24
Expected return on plan assets	(40)	(40)	(80)	(81)
Amortization of net loss	18	19	35	37	4	4	8	9
Amortization of prior service cost	1	2	2	4	(1)	(2)	(2)	(3)
Total pension and postretirement benefit expense	$32	$33	$63	$64	$17	$18	$34	$38

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

Index

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

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Our cash flow hedging activity also utilizes interest rate forwards to reduce the risk of changes in benchmark interest rate from the probable forecasted issuance of debt.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At June 30, 2012, the amount of net gain expected to be reclassified into earnings within the next 12 months is $15 million.

Undesignated Hedges
Corning uses other foreign exchange forward contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign currency fluctuations related to certain monetary assets, monetary liabilities and net earnings in foreign currencies.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments for June 30, 2012 and December 31, 2011 (in millions):
			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2012	2011		2012	2011		2012	2011

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 484	$ 402	Other current assets	$17	$ 6	Other accrued liabilities	$ (2)	$ (8)
Benchmark interest rate		$ 500	Other assets	$ 2		Other liabilities		$ (33)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$2,595	$3,094	Other current assets	$30	$ 6	Other accrued liabilities	$(32)	$(122)
						Other liabilities	$ (4)	$ (6)

Total derivatives	$3,079	$3,996		$49	$12		$(38)	$(169)

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and six months ended June 30, 2012 (in millions):
	(Loss)/gain recognized in OCI		Gain reclassified from accumulated OCI into income (effective) (1)
Derivatives in hedging relationships	Three months ended June 30, 2012	Six months ended June 30, 2012	Location	Three months ended June 30, 2012	Six months ended June 30, 2012

Cash flow hedges
			Cost of sales	$2	$3

Foreign exchange contracts	$(14)	$17	Royalties	$3	$6

Total cash flow hedges	$(14)	$17		$5	$9

			(Loss)/gain recognized in income
Undesignated derivatives			Location	Three months ended June 30, 2012	Six months ended June 30, 2012

Foreign exchange contracts			Other income, net	$(41)	$97

Total undesignated				$(41)	$97

(1)	The amount of hedge ineffectiveness for the three and six months ended June 30, 2012 was insignificant.

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and six months ended June 30, 2011 (in millions):
	Loss recognized in OCI		Loss reclassified from accumulated OCI into income (effective) (1)
Derivatives in hedging relationships	Three months ended June 30, 2011	Six months ended June 30, 2011	Location	Three months ended June 30, 2011	Six months ended June 30, 2011

Cash flow hedges
			Cost of sales	$(2)	$ (4)

Foreign exchange contracts	$(1)	$(19)	Royalties	$(7)	$(14)

Total cash flow hedges	$(1)	$(19)		$(9)	$(18)

			(Loss)/gain recognized in income
Undesignated derivatives			Location	Three months ended June 30, 2011	Six months ended June 30, 2011

Foreign exchange contracts			Other income, net	$(10)	$133

Total undesignated				$(10)	$133

(1)	The amount of hedge ineffectiveness for the three and six months ended June 30, 2011 was insignificant.

Index

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of June 30, 2012 and December 31, 2011, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,337	$1,337
Other current assets (1)	$ 47		$47
Non-current assets:
Other assets (1)(2)	$ 37		$37

Current liabilities:
Other accrued liabilities (1)	$ 34		$34
Non-current liabilities:
Other liabilities (1)	$ 4		$ 4

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include $35 million of asset-backed securities which are measured using observable quoted prices for similar assets.

Index

		Fair value measurements at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,164	$1,155	$ 9 (1)
Other current assets (2)	$ 12		$ 12
Non-current assets:
Other assets (3)	$ 35		$ 35

Current liabilities:
Other accrued liabilities (2)	$ 163		$163
Non-current liabilities:
Other liabilities (2)	$ 6		$ 6

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(3)	Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

14.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $16 million and $22 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $40 million and $45 million for the six months ended June 30, 2012 and 2011, respectively.  Amounts for all periods presented included (1) employee stock options, (2) time-based restricted stock and restricted stock units, and (3) performance-based restricted stock and restricted stock units.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

Index

The following table summarizes information concerning stock options outstanding including the related transactions under the Stock Option Plans for the six months ended June 30, 2012:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2011	65,027	$15.91
Granted	7,623	12.99
Exercised	(2,839)	6.76
Forfeited and Expired	(1,162)	18.07
Options Outstanding as of June 30, 2012	68,649	15.93	5.05	94,692
Options Exercisable as of June 30, 2012	55,406	15.89	4.12	94,459

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2012, there was approximately $41 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of two years.  Compensation cost related to stock options was approximately $21 million and $25 million for the six months ended June 30, 2012 and 2011, respectively, and approximately $9 million and $13 million for the three months ended June 30, 2012 and 2011 respectively.

Proceeds received from the exercise of stock options were $19 million and $73 million for the six months ended June 30, 2012 and 2011, respectively and $3 million and $9 million for the three months ended June 30, 2012 and 2011, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the six months ended June 30, 2012 and 2011 was approximately $20 million and $68 million, and $5 million and $6 million for the three months ended June 30, 2012 and 2011, respectively, which is currently deductible for tax purposes. However, these tax benefits were not recognized due to net operating loss carryforwards available to the Company.  Refer to Note 4 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected volatility	48%	47-48%	48-49%	47-48%
Weighted-average volatility	48%	47%	48-49%	47-48%
Expected dividends	2.28%	1.06%	2.28-2.33%	1.1%
Risk-free rate	0.9-1.2%	1.9-2.4%	0.9-1.3%	1.9-2.7%
Average risk-free rate	1.2%	2.4%	1.2-1.3%	2.4-2.6%
Expected term (in years)	5.7-7.1	5.1-6.7	5.7-7.1	5.1-6.7
Pre-vesting departure rate	0.4-4.2%	0.4-3.9%	0.4-4.2%	0.4-3.9%

Index

Expected volatility is based on a blended approach defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term and the most recent 15-year historical volatility.  The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options.  The risk-free rate assumption is the implied rate for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.  The ranges given above result from different groups of employees exhibiting different exercise behavior.

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

The fair value of each restricted stock grant under the Incentive Stock Plans was estimated on the date of grant for performance-based grants assuming that performance goals will be achieved.  The expected term for grants under the Incentive Stock Plans is 1 to 10 years.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2011, and changes which occurred during the six months ended June 30, 2012:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	4,104	$18.16
Granted	1,953	13.09
Vested	(411)	21.08
Forfeited	(65)	15.16
Non-vested shares at June 30, 2012	5,581	$16.20

As of June 30, 2012, there was approximately $32 million of unrecognized compensation cost related to non-vested time-based restricted stock compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $17 million and $16 million for the six months ended June 30, 2012 and 2011, respectively, and $7 million for the three months ended June 30, 2012 and 2011.

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

Index

The following table represents a summary of the status of the Company’s non-vested performance-based restricted stock and restricted stock units as of December 31, 2011, and changes which occurred during the six months ended June 30, 2012:
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Non-vested restricted stock and restricted stock units at December 31, 2011	5,134	$8.67
Vested	(5134)	8.67
Non-vested restricted stock and restricted stock units at June 30, 2012	0	$0

The performance-based restricted stock and restricted stock unit compensation program was terminated in 2010.  All performance-based restricted stock and stock units are vested as of June 30, 2012.

As of June 30, 2012, there is no unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million and $4 million for the six months ended June 30, 2012 and 2011, respectively, and $2 million for the three months ended June 30, 2011.

15.      Significant Customers

For the three and six months ended June 30, 2012 and 2011, Corning did not have a customer that individually accounted for more than 10% of the Company’s consolidated net sales, respectively.

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

Index

Reportable Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2012
Net sales	$641	$559	$249	$296	$162	$1	$1,908
Depreciation (1)	$125	$34	$29	$36	$10	$3	$237
Amortization of purchased intangibles		$2			$2		$4
Research, development and engineering expenses (2)	$26	$35	$26	$37	$5	$29	$158
Equity in earnings of affiliated companies	$184	$2				$9	$195
Income tax (provision) benefit	$(78)	$(17)	$(17)	$(17)	$(5)	$12	$(122)
Net income (loss) (3)	$371	$36	$34	$34	$11	$(16)	$470

Three months ended June 30, 2011
Net sales	$760	$548	$258	$283	$155	$1	$2,005
Depreciation (1)	$123	$32	$27	$42	$9	$3	$236
Amortization of purchased intangibles		$2			$2		$4
Research, development and engineering expenses (2)	$27	$32	$23	$36	$5	$24	$147
Equity in earnings of affiliated companies	$319	$1	$1	$5		$2	$328
Income tax (provision) benefit	$(118)	$(22)	$(15)	$(9)	$(7)	$10	$(161)
Net income (loss) (3)	$626	$46	$32	$23	$15	$(20)	$722

Six months ended June 30, 2012
Net sales	$1,346	$1,067	$512	$584	$317	$2	$3,828
Depreciation (1)	$254	$64	$57	$70	$20	$6	$471
Amortization of purchased intangibles		$5			$4		$9
Research, development and engineering expenses (2)	$53	$70	$52	$74	$11	$56	$316
Equity in earnings (loss) of affiliated companies	$366	$(2)	$1			$13	$378
Income tax (provision) benefit	$(174)	$(29)	$(37)	$(28)	$(11)	$22	$(257)
Net income (loss) (3)	$792	$57	$74	$55	$23	$(36)	$965

Six months ended June 30, 2011
Net sales	$1,550	$1,022	$517	$537	$299	$3	$3,928
Depreciation (1)	$247	$60	$52	$79	$17	$5	$460
Amortization of purchased intangibles		$3			$4		$7
Research, development and engineering expenses (2)	$52	$61	$46	$65	$9	$46	$279
Equity in earnings of affiliated companies	$613	$4	$1	$8		$9	$635
Income tax (provision) benefit	$(257)	$(41)	$(29)	$(12)	$(14)	$19	$(334)
Net income (loss) (3)	$1,264	$87	$61	$31	$30	$(35)	$1,438

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

Index

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income of reportable segments	$486	$742	$1,001	$1,473
Non-reportable segments	(16)	(20)	(36)	(35)
Unallocated amounts:
Net financing costs (1)	(44)	(47)	(84)	(99)
Stock-based compensation expense	(16)	(22)	(40)	(45)
Exploratory research	(24)	(19)	(47)	(36)
Corporate contributions	(10)	(11)	(23)	(32)
Equity in earnings of affiliated companies, net of impairments (2)	64	100	99	191
Asbestos settlement (3)	(5)	(5)	(6)	(10)
Other corporate items	27	37	60	96
Net income	$462	$755	$924	$1,503

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)	Primarily represents the equity earnings of Dow Corning Corporation.
(3)
In the three and six months ended June 30, 2012, Corning recorded a charge of $5 million and $6 million, respectively, to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan. In the three and six months ended June 30, 2011, Corning recorded a charge of $5 million and $10 million, respectively, to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan.

In the Telecommunications operating segment, assets increased from $1.2 billion at December 31, 2011 to $1.4 billion at June 30, 2012.  The increase is due primarily to increase of capital expenditures of approximately $170 million.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the second quarter of 2012, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, 4 customers accounted for 78% of total segment sales.
•	In the Telecommunications segment, 1 customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, 3 customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, 2 customers accounted for 48% of total segment sales.
•	In the Life Sciences segment, 2 customers accounted for 45% of total segment sales.

In the first half of 2012, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, 4 customers accounted for 79% of total segment sales.
•	In the Telecommunications segment, 1 customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, 3 customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, 2 customers accounted for 49% of total segment sales.
•	In the Life Sciences segment, 2 customers accounted for 42% of total segment sales.

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Asia.  It is at least reasonably possible that the operation of a facility could be disrupted.  Due to the specialized nature of the assets, it would not be possible to find replacement capacity quickly.  Accordingly, loss of these facilities could produce a near-term severe impact on our display business and the Company as a whole.

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

OVERVIEW
The decrease in Corning’s results in the three and six months ended June 30, 2012, when compared to the same periods in 2011, is largely the result of significant price declines in our Display Technologies segment.  Although sequential price declines were much more moderate in the second quarter of 2012, year-over-year prices declined in the double digits in the Display Technologies segment, due to customer and competitive pressures in a period of excess capacity, which was driven by a smaller glass market and a reduction in the amount of inventory in the supply chain beginning in the latter half of 2011 and continuing into 2012.  In addition to price declines in the Display Technologies segment, Corning’s results were also negatively impacted by sharply lower equity earnings from our equity affiliates, lower royalty income and higher taxes.

Results in our remaining reportable segments in the three and six months ended June 30, 2012 were mixed when compared to the same periods in 2011.  Operating results increased in our Specialty Materials segment, driven by double digit sales growth of our Corning® Gorilla® Glass used in portable display devices.  Results also increased in the Environmental Technologies segment in these periods, driven by improved manufacturing performance and lower air freight expenses.  Although sales increased in the Telecommunications segment in the second quarter and first half of 2012 driven by strong sales of optical fiber and cable products, results declined when compared to the prior year due to an increase in manufacturing and operating expenses and higher project spending.  Sales in the Life Sciences segment increased slightly, largely as a result of a small acquisition completed in the fourth quarter of 2011, but results declined due to an increase in operating expenses related to a pending acquisition announced in April, 2012.

In the second quarter of 2012, we generated net income of $462 million or $0.30 per share, compared to net income of $755 million or $0.47 per share for the same period in 2011.  In the six months ended June 30, 2012, we reported net income of $924 million or $0.61 per share compared to net income of $1,503 million or $0.95 per share for the first half of 2011. When compared to the same periods last year, the decrease in net income was due largely to the following items:

Index

•
Lower net income in the Display Technologies segment driven by the price declines described above, and a decrease in equity earnings from Samsung Corning Precision, our equity affiliate located in Korea;

•
A decline in equity earnings from Dow Corning due to a decrease in prices for silicone products and a significant decrease in earnings at Hemlock Semiconductor Group (Hemlock), Dow Corning’s consolidated subsidiary that manufactures high purity polycrystalline silicon for the semiconductor and solar industries, driven by price declines and lower volume;

•
Lower royalty income from our equity affiliate Samsung Corning Precision due to the combination of lower sales at Samsung Corning Precision and the reduction of the applicable royalty rate which took effect in December, 2011;

•	An increase in our effective tax rate due to the following:
o	Expiration of favorable U.S. tax provisions;
o	The partial expiration of tax holidays in Taiwan; and
o	Change in our mix of earnings.

The decrease in net income for the three and six months ended June 30, 2012 was offset somewhat by the positive impact of movements in foreign exchange rates and improvements in net income in the Specialty Materials and Environmental Technologies segments.

Our key priorities for 2012 remain similar to those from previous years:  protect our financial health and invest in the future.  During the second quarter of 2012, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

•
We ended the second quarter of 2012 with $6.3 billion of cash, cash equivalents and short-term investments, up from the balance at December 31, 2011 of $5.8 billion, and well above our debt balance at June 30, 2012 of $3.3 billion.

•
Although our debt to capital ratio increased from 10% reported at December 31, 2011 to 13% at June 30, 2012 due to the issuance of unsecured notes in the first quarter of 2012, our debt to capital ratio remains at a low level.

•
We repurchased 25.7 million shares of common stock in the second quarter of 2012 as part of a $1.5 billion repurchase program announced in the fourth quarter of 2011.  This action reflects our significant cash balance, our expectation that we will continue to achieve strong cash flows in the future, and our belief that Corning’s stock is a good value.

•	Operating cash flow in the six months ended June 30, 2012 was $1,332 million, an increase of $213 million when compared to the same period in 2011.

Investing In Our Future
We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems.  Our spending levels for research, development, and engineering increased slightly in the second quarter of 2012 when compared to the same period last year, as we remain committed to investing in research, development, and engineering to drive innovation.

In 2012, we are maintaining a balanced innovation strategy that is focused on: growing our existing businesses; developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and investing in long range opportunities in each of our market segments.

Index

We continue to work on new products, including glass substrates for high performance displays, LCD applications, diesel filters and substrates, and the optical fiber, cable, hardware and equipment that enable fiber-to-the-premises and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems, fiber to the cell site and fiber to the antenna.  We have increased our research, development and engineering spending to support the advancement of new product attributes for our Corning Gorilla Glass suite of products.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including products such as glass substrates for thin-film photovoltaics in solar applications and Corning® Willow™ Glass, our ultra-slim flexible glass for use in next-generation consumer electronic technologies.

Capital spending totaled $853 million and $1.0 billion for the six months ended June 30, 2012 and 2011, respectively.  Spending in the first half of 2012 was driven primarily by capacity expansion projects in several of our reportable segments that were started in 2011.  We expect our 2012 capital spending to be $1.8 to $1.9 billion.  Approximately $900 million will be directed toward our Display Technologies segment, of which approximately $300 million is related to 2011 capital projects.

Corporate Outlook
Corning expects sales in 2012 to remain relatively consistent with 2011, with higher sales in our Telecommunications, Specialty Materials, Life Sciences and Environmental Technologies segments offset by lower sales in the Display Technologies segment.  We expect the overall LCD glass retail market to increase from 3.3 billion square feet in 2011 to approximately 3.6 billion square feet in 2012, driven by the combination of an increase in retail sales of LCD televisions, the demand for larger television screen sizes and growth in the personal computer market.  We expect that sequential quarterly price declines during the remainder of 2012 will be moderate.  Net income will be negatively impacted by lower equity earnings from our equity affiliates Samsung Corning Precision, driven by lower prices, and Dow Corning, driven by lower demand and price declines at Hemlock Semiconductor Group, Dow Corning’s consolidated subsidiary that makes high purity polycrystalline silicon for the semiconductor and solar industries.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

Index

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$1,908	$2,005	(5)	$3,828	$3,928	(3)

Gross margin	$797	$889	(10)	$1,611	$1,763	(9)
(gross margin %)	42%	44%		42%	45%

Selling, general, and administrative expenses	$291	$284	2	$570	$534	7
(as a % of net sales)	15%	14%		15%	14%

Research, development, and engineering expenses	$188	$172	9	$375	$328	14
(as a % of net sales)	10%	9%		10%	8%

Equity in earnings of affiliated companies	$259	$428	(39)	$477	$826	(42)
(as a % of net sales)	14%	21%		12%	21%

Income before income taxes	$555	$878	(37)	$1,128	$1,740	(35)
(as a % of net sales)	29%	44%		29%	44%

Provision for income taxes	$(93)	$(123)	(24)	$(204)	$(237)	(14)
(as a % of net sales)	(5)%	(6)%		(5)%	(6)%

Net income attributable to Corning Incorporated	$462	$755	(39)	$924	$1,503	(39)
(as a % of net sales)	24%	38%		24%	38%

Net Sales
For the three and six months ended June 30, 2012, net sales declined when compared to the same periods in 2011, driven by the impact of lower prices in our Display Technologies segment, offset somewhat by higher sales in the Specialty Materials, Telecommunications and Life Sciences segments.  For the three and six months ended June 30, 2012, net sales were not significantly impacted by movements in foreign exchange rates.

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

Index

Gross Margin
As a percentage of net sales, gross margin for the three and six months ended June 30, 2012 decreased when compared to the same periods last year, due primarily to lower prices in our Display Technologies segment, offset somewhat by improvements in manufacturing performance in the Specialty Materials and Environmental Technologies segments, and the absence of costs related to large cover glass start-up and tank conversions incurred in the first half of 2011.

Selling, General, and Administrative Expenses
For the three and six months ended June 30, 2012, selling, general, and administrative expenses increased by $7 million and $36 million, respectively, driven by the integration impact of two small acquisitions completed in 2011 and acquisition-related operating expenses.  As a percentage of net sales, these expenses also increased when compared to the same period last year.

The types of expenses included in the selling, general, and administrative expenses line item are: salaries, wages, and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development, and Engineering Expenses
For the three and six months ended June 30, 2012, research, development, and engineering expenses increased by $16 million and $47 million, respectively, when compared to the same periods last year, driven by an increase in spending in our Telecommunications, Environmental Technologies and Specialty Materials segments, and by our continuing focus on baseline research for new product development.  As a percentage of net sales, research, development, and engineering expenses for the three and six months ended June 30, 2012, also increased when compared to the same periods in 2011.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Samsung Corning Precision	$193	$325	$376	$624
Dow Corning Corporation	61	95	96	186
All other	5	8	5	16
Total equity earnings	$259	$428	$477	$826

Equity earnings of affiliated companies decreased significantly for the three and six months ended June 30, 2012, when compared to the same periods last year, reflecting lower earnings performance at both Samsung Corning Precision and Dow Corning.  The decrease was offset somewhat by the favorable impact of movements in foreign exchange rates in the three and six months ended June 30, 2012.

The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of the performance of the Display Technologies segment and in All Other.

The decrease in equity earnings from Dow Corning in the three and six months ended June 30, 2012 was largely due to the following items:

•
Declines in governmental subsidies in the solar panel industry and over-capacity at all levels of the solar supply chain, which led to significant declines in polycrystalline silicon prices at Hemlock;

•	Price declines and higher raw materials costs for silicone products;
•	Higher operating expenses due to an increase in pension expense and severance accruals;
•	The unfavorable impact from movements in foreign exchange rates.

Index

The decrease in equity earnings from Dow Corning was offset somewhat by a slight increase in volume for silicone products, lower interest expense and two small non-recurring gains of approximately $11 million recorded in the second quarter of 2012.

On July 20, 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea, based on a petition filed by Chinese solar-grade polycrystalline silicon producers.  The petition alleges that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government.  If the Chinese authorities find evidence of dumping or subsidization, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the U.S.  Dow Corning expects to fully cooperate with MOFCOM in the investigations and to vigorously contest the allegations.  As the outcome of such actions is uncertain, Dow Corning cannot predict the ultimate impact of these matters.

Outlook:
In the third quarter of 2012, we expect sequential equity earnings from Dow Corning to decline approximately 30%, driven primarily by the absence of the non-recurring gains recorded in the second quarter of 2012.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Royalty income from Samsung Corning Precision	$21	$64	$43	$125
Foreign currency exchange and hedge (losses)/gains, net	(1)	(7)	5	(17)
Net loss attributable to noncontrolling interests	1		3	1
Other, net	(13)	(14)	(14)	(39)
Total	$8	$43	$37	$70

Income Before Income Taxes
Income before income taxes for the three and six months ended June 30, 2012, was slightly impacted by favorable movements in foreign exchange rates when compared to the same periods last year.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Provision for income taxes	$(93)	$(123)	$(204)	$(237)
Effective tax rate	16.8%	14.0%	18.1%	13.6%

For the three and six months ended June 30, 2012, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	The expiration of favorable U.S. tax provisions; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

Index

For the three and six months ended June 30, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	The benefit of tax holiday incentives in foreign jurisdictions, primarily Taiwan.

Refer to Note 4 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to Corning Incorporated	$462	$755	$924	$1,503
Basic earnings per common share	$0.31	$0.48	$0.61	$0.96
Diluted earnings per common share	$0.30	$0.47	$0.61	$0.95
Shares used in computing per share amounts
Basic earnings per common share	1,506	1,568	1,511	1,566
Diluted earnings per common share	1,518	1,591	1,524	1,590

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry.
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

Index

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$641	$760	(16)%	$1,346	$1,550	(13)%
Equity earnings of affiliated companies	$184	$319	(42)%	$366	$613	(40)%
Net income	$371	$626	(41)%	$792	$1,264	(37)%

The decrease in net sales for the three months ended June 30, 2012, when compared to the same period last year, reflected the significant price declines we experienced beginning in the fourth quarter of 2011, and continuing into the first quarter of 2012, driven by customer and competitive pressures in a period of excess capacity.  The segment benefited from a modest increase in volume and the impact of favorable movements in foreign exchange rates, somewhat offsetting the steep price declines.  In the second quarter of 2012, the display industry began to see a slight improvement in its business environment, as panel makers experienced improving conditions and the rate of price declines slowed due to the tightening of supply and demand levels, resulting in much more moderate sequential price declines.

Net sales also declined in the six months ended June 30, 2012, when compared to the first half of 2011, reflecting the price declines described above, marginally offset by the positive impact of movements in foreign exchange rates and volume growth driven by the continuing demand for LCD glass utilized in computer notebooks, desktop monitors and LCD televisions.

The decrease in equity earnings from Samsung Corning Precision in the three and six months ended June 30, 2012 reflected substantial price declines driven by the circumstances described above, as well as a decrease in volume due to lower market share at one of its customers, when compared to the same periods last year.  The decrease was offset somewhat by the favorable impact of movements in foreign exchange rates.

When compared to the same periods last year, the decrease in net income in the Display Technologies segment in the three and six months ended June 30, 2012 primarily reflects the impact of price declines, lower equity earnings and a decrease in royalty income, partially offset by the favorable impact of foreign exchange rate movements.

A number of Corning's patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Royalty income from Samsung Corning Precision decreased substantially in the three and six months ended June 30, 2012, when compared to the same periods last year, reflecting the decline in sales at Samsung Corning Precision and the reduction of the applicable royalty rate by approximately 50% which took effect on December 1, 2011.

Refer to Note 8 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three months ended June 30, 2012, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 78% of total segment sales when combined.  For the six months ended June 30, 2012, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 79% of total segment sales when combined. Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Index

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three and six months ended June 30, 2012, sales to two LCD panel makers located in Korea accounted for 94% of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass retail market to increase from 3.3 billion square feet in 2011 to approximately 3.6 billion square feet in 2012.  We believe that the long-term market drivers will be LCD television growth, driven by growth of larger-sized LCD televisions and increased demand in emerging regions, as well as continued growth in the personal computer market.

In the third quarter of 2012, we expect LCD glass volume for the company’s wholly owned business and Samsung Corning Precision to grow in the low double digits sequentially and for price declines to remain moderate.

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

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales:
Optical fiber and cable	$302	$265	14%	$556	$513	8%
Hardware and equipment	257	283	(9)%	511	509	0%
Total net sales	$559	$548	2%	$1,067	$1,022	4%

Net income	$36	$46	(22)%	$57	$87	(34)%

In the three and six months ended June 30, 2012, net sales of the Telecommunications segment increased when compared to the same periods last year, primarily due to strong sales of fiber and cable products in North America and China, coupled with a modest increase in sales of fiber-to-the-premises products, driven by the initiative in Australia to bring high-speed broadband services to residential single-family homes.  Offsetting these gains were lower hardware and equipment sales, largely due to the non-repeat of an enterprise network project which occurred in 2011, lower sales of legacy copper products and the unfavorable impact of movements in foreign exchange rates.

When compared to the same periods in 2011, the decrease in net income in the second quarter and first half of 2012 largely reflects higher operating and manufacturing expenses, driven by higher research and development expenses and an increase in project spending mainly to support fiber-to-the-premises initiatives and anticipated 2012 growth.  Additionally, net income in the first half of 2012 was impacted by the write off of a small equity affiliate in the first quarter of 2012.  Movements in foreign exchange rates did not significantly impact net income of this segment.

Index

The Telecommunications segment has a concentrated customer base.  For the three and six months ended June 30, 2012, one customer of the Telecommunications segment represented approximately 12% of total segment sales in both periods.

Outlook:
In the third quarter of 2012, we expect sales to be consistent with the second quarter of 2012 and consistent with normal seasonal trends.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales:
Automotive	$120	$121	(1)%	$249	$244	2%
Diesel	129	137	(6)%	263	273	(4)%
Total net sales	$249	$258	(3)%	$512	$517	(1)%

Net income	$34	$32	6%	$74	$61	21%

In the second quarter of 2012, sales of this segment decreased slightly when compared to the same period in 2011, mainly due to a decline in net sales of our diesel products.  Higher sales of our heavy duty diesel products were more than offset by a decline in sales of light duty diesel products, driven by a decline in demand for vehicles in Europe requiring light duty diesel filters.  Net sales in the three months ended June 30, 2012 were not significantly impacted by movements in foreign exchange rates.

In the six months ended June 30, 2012, net sales remained relatively consistent when compared to the same period in 2011, as higher sales of heavy duty diesel and automotive products were offset by a decline in sales of light duty diesel products, driven by lower demand in Europe.  Net sales in the six months ended June 30, 2012 were not significantly impacted by movements in foreign exchange rates.

Net income in the three and six months ended June 30, 2012, was higher primarily due to improved manufacturing performance and a decrease in air freight costs.  Movements in foreign exchange rates did not significantly impact the results of this segment in the three and six months ended June 30, 2012.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three and six months ended June 30, 2012, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 87% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the third quarter of 2012, we expect sales to be consistent with the second quarter of 2012.

Index

Specialty Materials
The following table provides net sales and net income for the Specialty Materials segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$296	$283	5%	$584	$537	9%
Net income	$34	$23	48%	$55	$31	77%

Net sales for the three and six months ended June 30, 2012 increased in the Specialty Materials segment when compared to the same periods in 2011, driven by a significant increase in sales volume of Corning Gorilla Glass, offset partially by price declines.  Additionally, sales of large cover glass products in the first half of 2012 decreased due to the build-up of large cover glass television inventory in the supply chain in the first quarter of 2011 that did not repeat in 2012.  Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in the second quarter and first half of 2012.

When compared to the same periods last year, the increase in net income for the three and six months ended June 30, 2012 was driven by the increase in sales of Corning Gorilla Glass, combined with the absence of large cover glass start-up and tank conversion costs incurred in the first half of 2011.  Net income for the three and six months ended June 30, 2012 was not significantly impacted from movements in foreign exchange rates when compared to the same periods in 2011.

For the three and six months ended June 30, 2012, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 48% and 49%, respectively, of total segment sales when combined.

Outlook:
In the third quarter of 2012, Specialty Materials segment sales are anticipated to grow in the range of 10% to 15% when compared to the second quarter, reflecting improved Corning Gorilla Glass sales during the quarter.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$162	$155	5%	$317	$299	6%
Net income	$11	$15	(27)%	$23	$30	(23)%

Net sales for the three and six months ended June 30, 2012 increased when compared to the same periods last year, due to a small acquisition completed in the fourth quarter of 2011 and higher sales in the segment’s existing product lines.  Net sales in the three and six months ended June 30, 2012 were not significantly impacted by movements in foreign exchange rates.

For the three and six months ended June 30, 2012, net income declined when compared to the same periods in 2011 driven by the impact of higher raw materials costs and acquisition related operating expenses, which more than offset the favorable impact of the increase in net sales.  Net income in the second quarter and first half of 2012 was not significantly impacted by movements in foreign exchange rates when compared to the same periods in 2011.

Index

For the three and six months ended June 30, 2012, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 45% and 42%, respectively, of net sales when combined.

Outlook:
In the third quarter of 2012, we expect net sales to be consistent with or up slightly when compared to the second quarter.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$1	$1	0%	$2	$3	(33)%
Research, development and engineering expenses	$29	$24	21%	$56	$46	22%
Equity earnings of affiliated companies	$9	$2	350%	$13	$9	44%
Net loss	$(16)	$(20)	*	$(36)	$(35)	*

*	The percentage change calculation is not meaningful.

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

The results of this segment for the three and six months ended June 30, 2012 reflect a gain on the sale of assets in Samsung Corning Precision’s non-LCD glass business, offset by an increase in research, development, and engineering expenses for development projects, when compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the six months ended June 30, 2012 and 2011:

•
In the first quarter of 2012, we issued $500 million of 4.75% senior unsecured notes that mature on March 15, 2042 and $250 million of 4.70% senior unsecured notes that mature on March 15, 2037.  The net proceeds of $742 million will be used for general corporate purposes.

•
In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $633 million when translated to United States dollars.  Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”).  Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due in August, 2016, five years from the date of the first advance.

Index

Capital Spending
Capital spending totaled $853 million and $1.0 billion for the six months ended June 30, 2012 and 2011, respectively.  Spending in the first half of 2012 was driven primarily by capacity expansion projects in several of our reportable segments that were started in 2011.  We expect our 2012 capital spending to be $1.8 to $1.9 billion.  Approximately $900 million will be directed toward our Display Technologies segment, of which approximately $300 million is related to 2011 capital projects.

Cash Flows
Summary of cash flow data (in millions):
	Six months ended June 30,
	2012	2011
Net cash provided by operating activities	$1,332	$1,119
Net cash used in investing activities	$(1,139)	$(1,162)
Net cash provided by (used in) financing activities	$260	$(129)

Net cash provided by operating activities increased in the six months ended June 30, 2012 when compared to the same period last year, due to an increase in dividends received from affiliated companies and the impact of favorable movements in working capital.  These events were partially offset by higher pension contributions and the absence of the insurance payment received in 2011 for the remainder of our settlement of claims for business interruption and property damage occurring in 2009.

Net cash used in investing activities was lower in the six months ended June 30, 2012 when compared to the same period last year, due to the absence of acquisition spending and a decrease in capital spending, offset by our investment in affiliates and a net increase in short-term investments.

Net cash provided by financing activities in the six months ended June 30, 2012 increased when compared to the same period last year, driven primarily by the net proceeds received from the debt issuance of $886 million, offset somewhat by the repurchase of common stock and the increase in dividends paid to shareholders.

Dividends from Equity Companies
Corning Hungary Data Services LLC and Samsung Display Co., Ltd., as shareholders of Samsung Corning Precision, agreed to have Samsung Corning Precision increase its normal annual dividend to shareholders from 40% to 70% of its net income from the previous year, subject to the maintenance of minimum cash balances.  In the first quarter of 2012, we received a dividend from Samsung Corning Precision of approximately $500 million.

Index

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of June 30, 2012	As of December 31, 2011

Working capital	$7,486	$6,580
Current ratio	5.0:1	4.1:1
Trade accounts receivable, net of allowances	$1,157	$1,082
Days sales outstanding	55	52
Inventories	$999	$975
Inventory turns	4.5	4.7
Days payable outstanding (1)	42	42
Long-term debt	$3,229	$2,364
Total debt to total capital	13%	10%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2011 Form 10-K for Fitch and Moody’s.  The Outlook includes an update by Standard and Poor’s on February 14, 2012:
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Positive
February 14, 2012

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the second quarter of 2012 with approximately $6.3 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At June 30, 2012, approximately 65% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are available for repatriation, subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.  We expect previously accumulated non-U.S. cash balances will remain outside of the U.S.  We expect that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for the six months ended June 30, 2012 and 2011 were not significant.  From time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

During the six months ended June 30, 2012, we repurchased 31.1 million shares of common stock for $407 million as part of a $1.5 billion share repurchase program announced on October 5, 2011.  There were no repurchases in the first half of 2011.

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

Our major source of funding for the remainder of 2012 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments, and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, our share repurchase program, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to two credit facilities, a $1.0 billion unsecured committed revolving line of credit and a 4.0 billion Chinese Renminbi (RMB) credit agreement (approximately $633 million when translated to USD).  These two credit facilities include two financial covenants:  a leverage ratio and an interest coverage ratio.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At June 30, 2012 and December 31, 2011, our leverage using this measure was 13% and 10%, respectively.  The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times.  At June 30, 2012 and December 31, 2011, our interest coverage ratio using this measure was 41.7 times.  At June 30, 2012 and December 31, 2011, we were in compliance with both financial covenants.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument.  As of June 30, 2012, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2011 Form 10-K and remain unchanged through the first six months of 2012.  For certain items, additional details are provided below.

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

At June 30, 2012 and December 31, 2011, the carrying value of precious metals was higher than the fair market value by $157 million and $304 million, respectively.  For these reporting periods, the undiscounted cash flow test shows that these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years.  Corning does not expect adoption of this standard to have a material impact on its consolidated financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2012, and December 31, 2011, Corning had accrued approximately $24 million (undiscounted) and $25 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Index

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

•	global business, financial, economic and political conditions;
•	tariffs and import duties;
•	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Euro, New Taiwan dollar, and Korean won;
•	product demand and industry capacity;
•	competitive products and pricing;
•	availability and costs of critical components and materials;
•	new product development and commercialization;
•	order activity and demand from major customers;
•	fluctuations in capital spending by customers;
•	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
•	effect on our operations resulting from cyber-attacks and theft of intellectual property;
•	unanticipated disruption to equipment, facilities, or operations;
•	facility expansions and new plant start-up costs;
•	effect of regulatory and legal developments;
•	ability to pace capital spending to anticipated levels of customer demand;
•	credit rating and ability to obtain financing and capital on commercially reasonable terms;
•	adequacy and availability of insurance;
•	financial risk management;
•	acquisition and divestiture activities;
•	rate of technology change;
•	level of excess or obsolete inventory;
•	ability to enforce patents and protect intellectual property and trade secrets;
•	adverse litigation;
•	product and components performance issues;
•	retention of key personnel;
•	stock price fluctuations;
•	trends for the continued growth of the Company’s businesses;
•	the ability of research and development projects to produce revenues in future periods;
•	a downturn in demand or decline in growth rates for LCD glass substrates;
•
customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions and ongoing operations, and pay their receivables when due;

•	loss of significant customers;
•	fluctuations in supply chain inventory levels;
•	equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision;
•
changes to our assessments about the realizability of our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business;

•	changes in tax laws and regulations;
•	changes in accounting rules and standards;
•	the potential impact of legislation, government regulations, and other government action and investigations;
•	temporary idling of capacity or delaying expansion;
•	the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits;
•	restructuring actions and charges; and
•	other risks detailed in Corning’s SEC filings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  See our 2011 Form 10-K.

Dow Corning Corporation.  See our 2011 Form 10-K.  For updates to estimated liabilities as of June 30, 2012, see Part I, Item 2, Financial Statements, Note 8, “Investments – Dow Corning Corporation (Dow Corning),” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.  For information regarding the Chinese Ministry of Commerce antidumping and countervailing duty investigations of solar-grade polycrystalline silicon products imported to China from the U.S. and Korea, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Equity in Earnings of Affiliated Companies.”

Pittsburgh Corning Corporation.  See our 2011 Form 10-K.  For updates to estimated liabilities as of June 30, 2012, see Part I, Item 2, Financial Statements, Note 2, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

Grand Jury Subpoena.  In March of 2012, Corning received a grand jury subpoena issued in the United States District Court for the Eastern District of Michigan from the U.S. Department of Justice in connection with an investigation into conduct relating to possible antitrust law violations involving certain automotive products, including catalytic converters, diesel particulate filters, substrates and monoliths.  The subpoena requires Corning to produce certain documents located within the United States to the Department of Justice.  Corning’s policy is to comply with all laws and regulations, including all antitrust and competition laws.  Antitrust investigations can result in significant penalties being imposed by the antitrust authorities.  Currently Corning cannot estimate the ultimate financial impact, if any, resulting from the investigation.  Such potential impact, if an antitrust violation by Corning is found, could however, be material to the results of operations of Corning in a particular period.

Index

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2011 Form 10-K for the year ended December 31, 2011, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2011 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the second quarter of 2012:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
April 1-30, 2012	366,250	$14.25	291,365	$643,799,259
May 1-31, 2012	14,356,745	$13.20	14,308,412	$455,031,447
June 1-30, 2012	11,111,258	$12.80	11,110,536	$312,783,001
Total	25,834,253	$13.04	25,710,313	$312,783,001

(1)
This column reflects the following transactions during the second quarter of 2012:  (i) the deemed surrender to us of 40,281 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted and performance stock units, (ii) the surrender to us of 83,659 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the repurchase of 25,710,313 shares of common stock in conjunction with the repurchase program announced in the fourth quarter of 2011.

(2)	On October 5, 2011 we publicly announced authorization to repurchase up to $1.5 billion of our common stock by December 31, 2013.

Index

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

3(i)
Restated Certificate of Incorporation dated April 27, 2012, filed with the Secretary of State of New York on April 27, 2012 (Incorporated by reference to Exhibit 3(i)1 to Corning’s Form 8-K filed on May 1, 2012).

	3(ii)	By-Laws of Corning amended to and effective as of April 26, 2012 (Incorporated by reference to Exhibit 3(ii)1 to Corning’s Form 8-K filed on May 1, 2012).

	10	2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

July 27, 2012	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 27, 2012	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Index