Form 10-Q
period 2012-09-30
CORNING INC /NY
filed 2012-10-25
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2012
Corning’s Common Stock, $0.50 par value per share	1,477,841,448 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$2,038	$2,075	$5,866	$6,003
Cost of sales	1,159	1,097	3,376	3,262

Gross margin	879	978	2,490	2,741

Operating expenses:
Selling, general and administrative expenses	294	216	864	750
Research, development and engineering expenses	185	166	560	494
Amortization of purchased intangibles	4	4	13	11
Asbestos litigation charge	3	5	9	15

Operating income	393	587	1,044	1,471

Equity in earnings of affiliated companies (Note 8)	240	324	717	1,150
Interest income	3	6	10	15
Interest expense	(33)	(23)	(77)	(72)
Other income, net (Note 1)	5	27	42	97

Income before income taxes	608	921	1,736	2,661
Provision for income taxes (Note 4)	(87)	(110)	(291)	(347)

Net income attributable to Corning Incorporated	$521	$811	$1,445	$2,314

Earnings per common share attributable to Corning Incorporated:
Basic (Note 5)	$0.35	$0.52	$0.96	$1.48
Diluted (Note 5)	$0.35	$0.51	$0.95	$1.46

Dividends declared per common share	$0.075	$0.05	$0.225	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,

	2012	2011	2012	2011

Net income attributable to Corning Incorporated	$521	$811	$1,445	$2,314
Other comprehensive income (loss), net of tax	241	(371)	194	50

Comprehensive income attributable to Corning Incorporated	$762	$440	$1,639	$2,364

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	September 30, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$4,952	$4,661
Short-term investments, at fair value (Note 6)	1,399	1,164
Total cash, cash equivalents and short-term investments	6,351	5,825
Trade accounts receivable, net of doubtful accounts and allowances - $24 and $19	1,248	1,082
Inventories (Note 7)	1,003	975
Deferred income taxes (Note 4)	490	448
Other current assets	424	347
Total current assets	9,516	8,677

Investments (Note 8)	5,172	4,726
Property, net of accumulated depreciation - $7,745 and $7,204 (Note 9)	11,036	10,671
Goodwill and other intangible assets, net (Note 10)	912	926
Deferred income taxes (Note 4)	2,501	2,652
Other assets	273	196

Total Assets	$29,410	$27,848

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 3)	$130	$27
Accounts payable	901	977
Other accrued liabilities (Note 2)	956	1,093
Total current liabilities	1,987	2,097

Long-term debt (Note 3)	3,272	2,364
Postretirement benefits other than pensions	901	897
Other liabilities (Note 2)	1,364	1,361
Total liabilities	7,524	6,719

Commitments and contingencies (Note 2)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,647 million and 1,636 million	824	818
Additional paid-in capital	13,118	13,041
Retained earnings	10,438	9,332
Treasury stock, at cost; Shares held: 169 million and 121 million	(2,646)	(2,024)
Accumulated other comprehensive income (loss)	105	(89)
Total Corning Incorporated shareholders’ equity	21,839	21,078
Noncontrolling interests	47	51
Total equity	21,886	21,129

Total Liabilities and Equity	$29,410	$27,848

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)
	Nine months ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,445	$2,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	717	699
Amortization of purchased intangibles	13	11
Cash received from settlement of insurance claims		66
Stock compensation charges	56	66
Earnings of affiliated companies in excess of dividends received	(140)	(686)
Deferred tax provision	44	118
Employee benefit payments less than expense		105
Changes in certain working capital items:
Trade accounts receivable	(149)	(182)
Inventories	(31)	(170)
Other current assets	(65)	(49)
Accounts payable and other current liabilities, net of restructuring payments	(42)	(107)
Other, net	118	(153)
Net cash provided by operating activities	1,966	2,032

Cash Flows from Investing Activities:
Capital expenditures	(1,275)	(1,666)
Acquisition of business, net of cash received		(148)
Investment in affiliates	(111)
Short-term investments – acquisitions	(1,859)	(2,193)
Short-term investments – liquidations	1,618	2,426
Other, net	6	1
Net cash used in investing activities	(1,621)	(1,580)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(24)	(22)
Principal payments under capital lease obligations	(1)	(32)
Proceeds from issuance of long-term debt, net	1,030	34
Payments to settle interest rate hedges	(18)
Proceeds from the exercise of stock options	26	82
Repurchases of common stock for treasury	(580)
Dividends paid	(339)	(237)
Net cash provided by (used in) financing activities	94	(175)
Effect of exchange rates on cash	(148)	26
Net increase in cash and cash equivalents	291	303
Cash and cash equivalents at beginning of period	4,661	4,598

Cash and cash equivalents at end of period	$4,952	$4,901

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Royalty income from Samsung Corning Precision	$20	$51	$63	$176
Foreign currency exchange and hedge (losses)/gains, net	(1)	(15)	4	(31)
Net loss attributable to noncontrolling interests	1		4	2
Other, net	(15)	(9)	(29)	(50)
Total	$5	$27	$42	$97

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU 2012-02 amendments are intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  Corning plans to adopt this standard during its fourth quarter impairment review process.  Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

2.      Commitments, Contingencies, and Guarantees

Asbestos Litigation

Pittsburgh Corning Corporation.  Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant parties.  A proposed PCC plan of reorganization (Amended PCC Plan) filed in the U.S. Bankruptcy Court for the Western District of Pennsylvania was not confirmed by the Court.  Further changes to the Amended PCC Plan were filed in August of 2012.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation that is a component of the Company’s proposed resolution of the PCC asbestos litigation.  At September 30, 2012 and December 31, 2011, the fair value of PCE exceeded its carrying value of $142 million and $138 million, respectively.

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,900 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases.  The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $666 million at September 30, 2012, compared with an estimate of the liability of $657 million at December 31, 2011.  In the three and nine months ended September 30, 2012, Corning recorded asbestos litigation expense of $3 million and $9 million, respectively.  In the three and nine months ended September 30, 2011, Corning recorded asbestos litigation expense of $5 million and $15 million, respectively.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

As of September 30, 2012 and December 31, 2011, contingent guarantees totaled a notional value of $141 million and $170 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $84 million and $72 million, at September 30, 2012 and December 31, 2011, respectively.

Product warranty liability accruals were $12 million at September 30, 2012 and $23 million at December 31, 2011.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 17 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2012, and December 31, 2011, Corning had accrued approximately $23 million (undiscounted) and $25 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

3.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.7 billion at September 30, 2012 and $2.6 billion at December 31, 2011.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

2012
In the first quarter of 2012, we issued $250 million of 4.70% senior unsecured notes and $500 million of 4.75% senior unsecured notes for net proceeds of approximately $247 million and $495 million, respectively.  The 4.70% notes mature on March 15, 2037 and the 4.75% notes mature on March 15, 2042.

In 2012, Corning borrowed approximately $288 million from the credit facility that a wholly-owned subsidiary entered into in the second quarter of 2011.

2011
In the third quarter of 2011, Corning borrowed approximately $34 million on the credit facility that a wholly-owned subsidiary entered into in the second quarter of 2011.

In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $636 million when translated to United States dollars.  Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”).  Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due in August, 2016, which is five years from the date of the first advance.

4.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Provision for income taxes	$(87)	$(110)	$(291)	$(347)
Effective tax rate	14.3%	11.9%	16.8%	13.0%

For the three and nine months ended September 30, 2012, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

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

For the three and nine months ended September 30, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income/(loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan; and
•	The tax benefit from amending our 2006 U.S. Federal return to claim foreign tax credits.

Certain foreign subsidiaries in China and Taiwan are operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015 according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.7 and 2.3 percentage points for the three months ended September 30, 2012 and 2011, respectively.  The impact of the tax holidays on our effective tax rate is a reduction in the rate of 1.5 and 1.7 percentage points for the nine months ended September 30, 2012 and 2011, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

5.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended September 30,
	2012			2011
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$521	1,483	$0.35	$811	1,569	$0.52

Effect of dilutive securities:
Stock options and other dilutive securities		11			19

Diluted earnings per common share	$521	1,494	$0.35	$811	1,588	$0.51

	Nine months ended September 30,
	2012			2011
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$1,445	1,502	$0.96	$2,314	1,567	$1.48

Effect of dilutive securities:
Stock options and other dilutive securities		12			22

Diluted earnings per common share	$1,445	1,514	$0.95	$2,314	1,589	$1.46

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	44	34	43	81

6.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Bonds, notes and other securities:
U.S. government and agencies	$1,395	$1,150	$1,399	$1,155
Other debt securities		6		9
Total short-term investments	$1,395	$1,156	$1,399	$1,164
Asset-backed securities	$52	$57	$40	$35
Total long-term investments	$52	$57	$40	$35

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

The following table summarizes the maturities at market value of available-for-sale securities at September 30, 2012 (in millions):
Less than one year	$1,091
Due in 1-5 years	308
Due in 5-10 years
Due after 10 years (1)	40
Total	$1,439

(1)	Includes $40 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 (in millions):
		September 30, 2012
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses	Fair value	Unrealized losses (1)
Asset-backed securities	22	$40	$(12)	$40	$(12)
Total long-term investments	22	$40	$(12)	$40	$(12)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2011
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses	Fair value	Unrealized losses (1)
Asset-backed securities	22	$35	$(23)	$35	$(23)
Total long-term investments	22	$35	$(23)	$35	$(23)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of September 30, 2012 and December 31, 2011, for securities that have credit losses, an other than temporary impairment loss of $10 and $18 million, respectively, is recognized in accumulated other comprehensive loss.

Proceeds from sales and maturities of short-term investments totaled $1.6 billion and $2.4 billion for the nine months ended September 30, 2012 and 2011, respectively.

7.      Inventories

Inventories comprise the following (in millions):
	September 30, 2012	December 31, 2011
Finished goods	$338	$312
Work in process	208	199
Raw materials and accessories	234	268
Supplies and packing materials	223	196
Total inventories	$1,003	$975

8.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)	September 30, 2012	December 31, 2011
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.	50%	$3,536	$3,315
Dow Corning Corporation	50%	1,275	1,160
All other	20-50%	358	248
		5,169	4,723
Other investments		3	3
Total		$5,172	$4,726

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies.

Related party information for these investments in affiliates follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Related Party Transactions:
Corning sales to affiliated companies	$8	$11	$21	$23
Corning purchases from affiliated companies	$49	$8	$117	$64
Corning transfers of assets, at cost, to affiliated companies	$13	$34	$53	$95
Dividends received from affiliated companies	$56	$75	$577	$464
Royalty income from affiliated companies	$20	$51	$64	$178
Corning services to affiliates	$6	$15	$22	$36

As of September 30, 2012, balances due to and due from affiliates were $33 million and $82 million, respectively.  As of December 31, 2011, balances due to and due from affiliates were $14 million and $77 million, respectively.

We have contractual agreements with several of our equity affiliates, including sales, purchasing, and licensing and technology agreements.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Materials Co. Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.  Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Statement of Operations:
Net sales	$783	$954	$2,352	$3,304
Gross profit	$534	$644	$1,598	$2,391
Net income attributable to Samsung Corning Precision	$367	$457	$1,140	$1,705
Corning’s equity in earnings of Samsung Corning Precision	$186	$229	$562	$853

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$31		$83	$41
Dividends received from Samsung Corning Precision			$518	$205
Royalty income from Samsung Corning Precision	$20	$51	$63	$176
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$13	$34	$53	$95

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

As of September 30, 2012, balances due from Samsung Corning Precision were $22 million and balances due to Samsung Corning Precision were $30 million.  As of December 31, 2011, balances due from Samsung Corning Precision were $16 million and balances due to Samsung Corning Precision were $11 million.

Corning owns 50% of Samsung Corning Precision.  Samsung Display Co., Ltd. owns 43% and other shareholders own the remaining 7%.

In June 2011, the Korean tax authorities completed an audit of Samsung Corning Precision.  As a result, Samsung Corning Precision was issued a pre-assessment of approximately $48 million at current exchange rates for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009.  In April 2011, we appealed for a reversal of the assessment. In October 2011, that appeal was denied and a formal assessment was issued.  Corning paid the assessment in the fourth quarter of 2011, allowing us to appeal to the Korean Tax Tribunal.  Once a ruling from the Korean Tax Tribunal is received, Corning may continue the Korean appeals process and/or access the Competent Authority under the U.S./Korea tax treaty, which allows the U.S. tax authorities’ involvement in resolving the matter.  Samsung Corning Precision and Corning believe it is more likely than not we will receive a favorable ruling when all of the available appeals have been exhausted.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Statement of Operations:
Net sales	$1,545	$1,661	$4,638	$4,908
Gross profit	$382	$527	$1,114	$1,599
Net income attributable to Dow Corning	$97	$177	$288	$547
Corning’s equity in earnings of Dow Corning	$48	$89	$144	$275

Related Party Transactions:
Corning purchases from Dow Corning	$6	$5	$18	$17
Dividends received from Dow Corning	$50	$65	$50	$245

At September 30, 2012 and December 31, 2011, amounts owed to Dow Corning were not significant.

At September 30, 2012, Dow Corning’s marketable securities included approximately $75 million of auction rate securities, net of a temporary impairment of an insignificant amount.

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

As of September 30, 2012, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.  As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of September 30, 2012, Dow Corning has estimated the liability to commercial creditors to be within the range of $89 million to $291 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $89 million, net of applicable tax benefits.

On July 20, 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea, based on a petition filed by Chinese solar-grade polycrystalline silicon producers.  The petition alleges that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government.  If the Chinese authorities find evidence of dumping or subsidization, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the U.S.  Dow Corning is complying with MOFCOM in the investigations and is vigorously contesting the allegations.  As the outcome of such actions is uncertain, Dow Corning cannot predict the ultimate impact of these matters.

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

9.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	September 30, 2012	December 31, 2011
Land	$112	$113
Buildings	4,098	3,957
Equipment	12,362	11,886
Construction in progress	2,209	1,919
	18,781	17,875
Accumulated depreciation	(7,745)	(7,204)
Total	$11,036	$10,671

In the three months ended September 30, 2012 and 2011, interest costs capitalized as part of property, net, were $19 million and $11 million, respectively.  In the nine months ended September 30, 2012 and 2011, interest costs capitalized as part of property, net, were $62 million and $28 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At September 30, 2012 and December 31, 2011, the recorded value of precious metals each totaled $2.5 billion.  Depletion expense for precious metals in the three months ended September 30, 2012 and 2011 totaled $4 million and $6 million, respectively.  Depletion expense for precious metals in the nine months ended September 30, 2012 and 2011 totaled $14 million and $16 million, respectively.

10.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended September 30, 2012 and December 31, 2011 is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Goodwill Balance	$209	$9	$150	$296	$664

Corning’s gross goodwill balances for the periods ended September 30, 2012 and December 31, 2011 were $7.1 billion.  Accumulated impairment losses were $6.5 billion for the periods ended September 30, 2012 and December 31, 2011, and were generated entirely through goodwill impairments related to the Telecommunications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	September 30, 2012			December 31, 2011
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$231	$126	$105	$228	$119	$109
Customer lists and other	165	22	143	169	16	153

Total	$396	$148	$248	$397	$135	$262

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

11.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$16	$13	$46	$40	$3	$3	$9	$11
Interest cost	38	39	114	116	11	12	33	36
Expected return on plan assets	(40)	(41)	(119)	(122)
Amortization of net loss	18	20	53	57	4	4	12	13
Amortization of prior service cost	1	2	3	6	(1)	(1)	(3)	(4)
Total pension and postretirement benefit expense	$33	$33	$97	$97	$17	$18	$51	$56

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

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Our cash flow hedging activity also utilizes interest rate forwards to reduce the risk of changes in benchmark interest rate from the probable forecasted issuance of debt.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At September 30, 2012, the amount of net gain expected to be reclassified into earnings within the next 12 months is $9 million.

Undesignated Hedges
Corning uses other foreign exchange forward contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign currency fluctuations related to certain monetary assets, monetary liabilities and net earnings in foreign currencies.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments for September 30, 2012 and December 31, 2011 (in millions):
			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2012	2011		2012	2011		2012	2011

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 576	$ 402	Other current assets	$12	$ 6	Other accrued liabilities	$ (3)	$ (41)
Benchmark interest rate		$ 500	Other assets	$ 1		Other liabilities	$ (1)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$2,419	$3,094	Other current assets	$12	$ 6	Other accrued liabilities	$(33)	$(122)
						Other liabilities	$ (4)	$ (6)

Total derivatives	$2,995	$3,996		$25	$12		$(41)	$(169)

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and nine months ended September 30, 2012 (in millions):
	(Loss)/gain recognized in OCI		Gain reclassified from accumulated OCI into income (effective) (1)
Derivatives in hedging relationships	Three months ended September 30, 2012	Nine months ended September 30, 2012	Location	Three months ended September 30, 2012	Nine months ended September 30, 2012

Cash flow hedges
			Cost of sales	$3	$ 6

Foreign exchange contracts	$(7)	$10	Royalties		$ 6

Total cash flow hedges	$(7)	$10		$3	$12

			(Loss)/gain recognized in income
Undesignated derivatives			Location	Three months ended September 30, 2012	Nine months ended September 30, 2012

Foreign exchange contracts			Other income, net	$(8)	$89

Total undesignated				$(8)	$89

(1)	The amount of hedge ineffectiveness for the three and nine months ended September 30, 2012 was insignificant.

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and nine months ended September 30, 2011 (in millions):
	Loss recognized in OCI		Loss reclassified from accumulated OCI into income (effective) (1)
Derivatives in hedging relationships	Three months ended September 30, 2011	Nine months ended September 30, 2011	Location	Three months ended September 30, 2011	Nine months ended September 30, 2011

Cash flow hedges
			Cost of sales	$ (3)	$ (7)

Foreign exchange contracts	$(5)	$(24)	Royalties	$(14)	$(28)

Total cash flow hedges	$(5)	$(24)		$(17)	$(35)

			(Loss)/gain recognized in income
Undesignated derivatives			Location	Three months ended September 30, 2011	Nine months ended September 30, 2011

Foreign exchange contracts			Other income, net	$(61)	$73

Total undesignated				$(61)	$73

(1)	The amount of hedge ineffectiveness for the three and nine months ended September 30, 2011 was insignificant.

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of September 30, 2012 and December 31, 2011, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,399	$1,399
Other current assets (1)	$ 24		$24
Non-current assets:
Other assets (1)(2)	$ 41		$41

Current liabilities:
Other accrued liabilities (1)	$ 36		$36
Non-current liabilities:
Other liabilities (1)	$ 5		$ 5

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include $40 million of asset-backed securities which are measured using observable quoted prices for similar assets.

		Fair value measurements at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,164	$1,155	$ 9 (1)
Other current assets (2)	$ 12		$ 12
Non-current assets:
Other assets (3)	$ 35		$ 35

Current liabilities:
Other accrued liabilities (2)	$ 163		$163
Non-current liabilities:
Other liabilities (2)	$ 6		$ 6

(1)	Short-term investments are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(3)	Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

14.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $16 million and $21 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $56 million and $66 million for the nine months ended September 30, 2012 and 2011, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.  Performance-based restricted stock and restricted stock units fully vested in the first quarter of 2012.  Compensation expense for performance-based restricted stock units is included in periods ended prior to April 1, 2012.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the Stock Option Plans for the nine months ended September 30, 2012:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2011	65,027	$15.91
Granted	7,701	12.98
Exercised	(4,364)	6.07
Forfeited and Expired	(1,404)	17.85
Options Outstanding as of September 30, 2012	66,960	16.18	4.89	$92,589
Options Exercisable as of September 30, 2012	53,747	16.21	3.96	92,260

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2012, there was approximately $32 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of two years.  Compensation cost related to stock options was approximately $30 million and $37 million for the nine months ended September 30, 2012 and 2011, respectively, and approximately $9 million and $12 million for the three months ended September 30, 2012 and 2011 respectively.

Proceeds received from the exercise of stock options were $26 million and $82 million for the nine months ended September 30, 2012 and 2011, respectively and $7 million and $9 million for the three months ended September 30, 2012 and 2011, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the nine months ended September 30, 2012 and 2011 was approximately $31 million and $71 million, and $11 million and $3 million for the three months ended September 30, 2012 and 2011, respectively, which is currently deductible for tax purposes. However, these tax benefits were not recognized due to net operating loss carryforwards available to the Company.  Refer to Note 4 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected volatility	48%	48-49%	48-49%	47-49%
Weighted-average volatility	48%	48%	48-49%	47-48%
Expected dividends	2.59%	1.05%	2.28-2.59%	1.10%
Risk-free rate	1.0-1.3%	1.0-1.5%	0.9-1.3%	1.0-2.7%
Average risk-free rate	1.2%	1.5%	1.2-1.3%	1.5-2.6%
Expected term (in years)	5.7-7.1	5.1-6.7	5.7-7.1	5.1-6.7
Pre-vesting departure rate	0.4-4.2%	0.4-3.9%	0.4-4.2%	0.4-3.9%

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

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.  Shares under the Incentive Stock Plan are granted at the market price on the grant date, contingently vest over a period of 1 to 10 years, and have contractual lives of 1 to 10 years.  The fair value of each restricted stock grant under the Incentive Stock Plans was estimated on the date of grant.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2011, and changes which occurred during the nine months ended September 30, 2012:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	4,104	$18.16
Granted	2,011	13.07
Vested	(662)	19.43
Forfeited	(72)	15.10
Non-vested shares at September 30, 2012	5,381	$16.14

As of September 30, 2012, there was approximately $26 million of unrecognized compensation cost related to non-vested time-based restricted stock granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $24 million and $23 million for the nine months ended September 30, 2012 and 2011, respectively, and $7 million for the three months ended September 30, 2012 and 2011.

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

The following table represents a summary of the status of the Company’s non-vested performance-based restricted stock and restricted stock units as of December 31, 2011, and changes which occurred during the nine months ended September 30, 2012:
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Non-vested restricted stock and restricted stock units at December 31, 2011	5,134	$8.67
Vested	(5,134)	8.67
Non-vested restricted stock and restricted stock units at September 30, 2012	0	$0

The performance-based restricted stock and restricted stock unit compensation program was terminated in 2010.  All performance-based restricted stock and stock units were fully vested in the first quarter of 2012.

As of September 30, 2012, there is no unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million and $6 million for the nine months ended September 30, 2012 and 2011, respectively, and $2 million for the three months ended September 30, 2011.

15.      Significant Customers

For the three months ended September 30, 2012, Corning did not have a customer that individually accounted for more than 10% of the Company’s consolidated net sales.  For the three months ended September 30, 2011, Corning’s sales to Sharp Electronics Corporation, a customer of the Display Technologies segments, were greater than 10% of the Company’s consolidated net sales.

For the nine months ended September 30, 2012 and 2011, Corning did not have a customer that individually accounted for more than 10% of the Company’s consolidated net sales, respectively.

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

Reportable Segments (in millions)

	Display Technologies	Telecom- munications		Environmental Technologies		Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2012
Net sales	$763		$523		$233	$363	$155	$1	$2,038
Depreciation (1)	$123		$34		$30	$40	$11	$5	$243
Amortization of purchased intangibles			$2				$2		$4
Research, development and engineering expenses (2)	$24		$35		$23	$28	$5	$36	$151
Equity in earnings of affiliated companies	$187		$1					$1	$189
Income tax (provision) benefit	$(83)		$(17)		$(13)	$(29)	$(4)	$15	$(131)
Net income (loss) (3)	$440		$35		$26	$59	$9	$(30)	$539

Three months ended September 30, 2011
Net sales	$815		$560		$247	$299	$153	$1	$2,075
Depreciation (1)	$131		$31		$27	$41	$8	$3	$241
Amortization of purchased intangibles			$2				$1		$3
Research, development and engineering expenses (2)	$21		$29		$27	$35	$3	$22	$137
Equity in earnings of affiliated companies	$222	$		$		$5		$4	$231
Income tax (provision) benefit	$(118)		$(30)		$(15)	$(16)	$(10)	$9	$(180)
Net income (loss) (3)	$593		$82		$32	$38	$21	$(17)	$749

Nine months ended September 30, 2012
Net sales	$2,109		$1,590		$745	$947	$472	$3	$5,866
Depreciation (1)	$377		$98		$87	$110	$31	$11	$714
Amortization of purchased intangibles			$7				$6		$13
Research, development and engineering expenses (2)	$77		$105		$75	$102	$16	$92	$467
Equity in earnings (loss) of affiliated companies	$553		$(1)		$1			$14	$567
Income tax (provision) benefit	$(257)		$(46)		$(50)	$(57)	$(15)	$37	$(388)
Net income (loss) (3)	$1,232		$92		$100	$114	$32	$(66)	$1,504

Nine months ended September 30, 2011
Net sales	$2,365		$1,582		$764	$836	$452	$4	$6,003
Depreciation (1)	$378		$91		$79	$120	$25	$8	$701
Amortization of purchased intangibles			$5				$5		$10
Research, development and engineering expenses (2)	$73		$90		$73	$100	$12	$68	$416
Equity in earnings of affiliated companies	$835		$4		$1	$13		$13	$866
Income tax (provision) benefit	$(375)		$(71)		$(44)	$(28)	$(24)	$28	$(514)
Net income (loss) (3)	$1,857		$169		$93	$69	$51	$(52)	$2,187

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
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

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income of reportable segments	$569	$766	$1,570	$2,239
Non-reportable segments	(30)	(17)	(66)	(52)
Unallocated amounts:
Net financing costs (1)	(55)	(47)	(139)	(146)
Stock-based compensation expense	(16)	(21)	(56)	(66)
Exploratory research	(27)	(23)	(74)	(59)
Corporate contributions	(13)	(6)	(36)	(38)
Equity in earnings of affiliated companies, net of impairments (2)	51	93	150	284
Asbestos settlement (3)	(3)	(5)	(9)	(15)
Other corporate items (4)	45	71	105	167
Net income	$521	$811	$1,445	$2,314

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation.  In the three and nine months ended September 30, 2012, Corning recorded a $10 million credit for our share of Dow Corning Corporation’s settlement of a dispute related to long term supply agreements.

(3)
In the three and nine months ended September 30, 2012, Corning recorded a charge of $3 million and $9 million, respectively, to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan. In the three and nine months ended September 30, 2011, Corning recorded a charge of $5 million and $15 million, respectively, to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan.

(4)	In the three months ended September 30, 2011, Corning recorded a $41 million tax benefit from the filing of an amended 2006 U.S. Federal Tax return to claim foreign tax credits.

In the Telecommunications operating segment, assets increased from $1.2 billion at December 31, 2011 to $1.4 billion at September 30, 2012.  The increase is due primarily to capital expenditures of approximately $170 million.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the third quarter of 2012, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, 4 customers accounted for 77% of total segment sales.
•	In the Telecommunications segment, 1 customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, 3 customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, 2 customers accounted for 55% of total segment sales.
•	In the Life Sciences segment, 2 customers accounted for 40% of total segment sales.

In the nine months ended September 30, 2012, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, 4 customers accounted for 74% of total segment sales.
•	In the Telecommunications segment, 1 customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, 3 customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, 2 customers accounted for 52% of total segment sales.
•	In the Life Sciences segment, 2 customers accounted for 41% of total segment sales.

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

OVERVIEW
The decrease in Corning’s consolidated net income in the three and nine months ended September 30, 2012, when compared to the same periods in 2011, is largely the result of a decrease in equity earnings from our equity affiliate Dow Corning Corporation, higher taxes, and lower profit in our Display Technologies segment.  The lower performance in our Display Technologies segment was driven by significant price declines, a decrease in royalty income and lower equity earnings from our equity affiliate Samsung Corning Precision.  Lower operating results in this segment were partially offset by a double-digit increase in volume in the wholly owned business.  Although sequential price declines were much more moderate in the second and third quarters of 2012, year-over-year prices declined in the double-digits in the Display Technologies segment, due to customer and competitive pressures associated with share shifts at several major customers and excess glass supply.  Excess glass supply was primarily driven by smaller than expected glass demand, in part due to a reduction in the amount of inventory in the supply chain beginning in the latter half of 2011 and continuing into 2012.

Operating results in our remaining reportable segments were mixed in the three and nine months ended September 30, 2012, when compared to the same periods in 2011.  Results increased substantially in our Specialty Materials segment, driven by significantly higher sales of our Corning® Gorilla® Glass used in portable display devices.  Results declined in the Telecommunications segment, driven largely by lower sales of hardware and equipment products and an increase in manufacturing and operating expenses, coupled with the absence of a credit recorded in the third quarter of 2011 for a reduction in a contingent liability.  Sales declined in the Environmental Technologies segment, driven by a decrease in light duty diesel product sales, but results increased in the nine months ended September 30, 2012, driven by a significant  improvement in manufacturing performance and lower air freight expenses.  Sales in the Life Sciences segment increased, largely as a result of a small acquisition completed in the fourth quarter of 2011, but profits declined due to an increase in operating expenses related to a pending acquisition announced in April, 2012.

In the third quarter of 2012, we generated net income of $521 million or $0.35 per share, compared to net income of $811 million or $0.51 per share for the same period in 2011.  In the nine months ended September 30, 2012, we reported net income of $1.4 billion or $0.95 per share compared to net income of $2.3 billion or $1.46 per share for the first nine months of 2011. When compared to the same periods last year, the decrease in net income in the three and nine months ended September 30, 2012 was due largely to the following items:

•	Lower net income in the Display Technologies segment driven by the price declines described above;
•
Lower net income in the Telecommunications segment, primarily due to lower sales in North America and Europe across most product lines, and the absence of a $22 million reduction in a contingent liability associated with an acquisition recorded in the third quarter of 2011;

•	Lower net income in the Life Sciences segment, driven by acquisition-related expenses;
•
A decline in equity earnings from Dow Corning due to a decrease in prices for silicone products and a significant decrease in earnings at Hemlock Semiconductor Group (Hemlock), Dow Corning’s consolidated subsidiary that manufactures high purity polycrystalline silicon for the semiconductor and solar industries, driven by price and volume declines;

•	The absence of a tax benefit in the amount of $41 million from amending our 2006 U.S. Federal tax return to claim foreign tax credits, recorded in the third quarter of 2011;
•	Lower royalty income from our equity affiliate Samsung Corning Precision due to the combination of lower sales and the reduction of the applicable royalty rate which took effect in December, 2011; and
•	An increase in our effective tax rate due to the following:
o	Expiration of favorable U.S. tax provisions;
o	The partial expiration of tax holidays in Taiwan; and
o	Change in our mix of earnings.

The decrease in net income for the three and nine months ended September 30, 2012 was offset somewhat by the improvement in net income in the Specialty Materials segment.  Movements in foreign exchange rates did not impact net income for the three months ended September 30, 2012 and positively impacted net income in the nine months ended September 30, 2012.

Our key priorities for 2012 remain similar to those from previous years:  protect our financial health and invest in the future.  During the third quarter of 2012, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

•
We ended the third quarter of 2012 with $6.4 billion of cash, cash equivalents and short-term investments, up from the balance at December 31, 2011 of $5.8 billion, and well above our debt balance at September 30, 2012 of $3.4 billion.

•
Although our debt to capital ratio increased from 10% reported at December 31, 2011 to 13.5% at September 30, 2012 due to the issuance of unsecured notes in the first quarter of 2012, our debt to capital ratio remains at a low level.

•	We repurchased 14.9 million shares of common stock in the third quarter of 2012 as part of a $1.5 billion repurchase program announced in the fourth quarter of 2011.
•	Operating cash flow in the nine months ended September 30, 2012 was $2.0 billion, consistent with the same period in 2011.

Investing In Our Future
We continue to focus on the future and on what we do best – creating and making keystone components that enable high-technology systems.  Our spending levels for research, development, and engineering increased slightly in the third quarter of 2012 when compared to the same period last year, as we remain committed to investing in research, development, and engineering to drive innovation.

In 2012, we are maintaining a balanced innovation strategy that is focused on: growing our existing businesses; developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and investing in long range opportunities in each of our market segments.

We continue to work on new products, including glass substrates for high performance displays, LCD applications, diesel filters and substrates, and the optical fiber, cable, hardware and equipment that enable fiber-to-the-premises and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems, fiber to the cell site and fiber to the antenna.  We have increased our research, development and engineering spending to support the advancement of new product attributes for our Corning Gorilla Glass suite of products.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic technologies and in non-display applications like photovoltaics.

Capital spending totaled $1.3 billion and $1.7 billion for the nine months ended September 30, 2012 and 2011, respectively.  Spending in the first three quarters of 2012 was driven primarily by capacity expansion projects in several of our reportable segments that were started in 2011.  We expect our 2012 capital spending to be $1.8 to $1.9 billion.  Approximately $900 million will be directed toward our Display Technologies segment, of which approximately $300 million is related to 2011 capital projects.

Corporate Outlook
Corning expects sales in 2012 to remain relatively consistent with 2011, with higher sales in our Telecommunications, Environmental Technologies, Specialty Materials and Life Sciences segments offset by lower sales in the Display Technologies segment.  Our estimate of  the overall LCD glass retail market in 2012 has declined slightly from our earlier expectation, down from 3.6 billion square feet to approximately 3.5 billion square feet, due to our projection of a weaker market for personal computers.  We believe we are entering a new era in our Display Technologies segment, marked by more stable share and slowing price declines.  We expect net income will be negatively impacted by lower equity earnings from our equity affiliates Samsung Corning Precision, driven by lower prices, and Dow Corning, driven by lower demand and price declines at Hemlock.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$2,038	$2,075	(2)	$5,866	$6,003	(2)

Gross margin	$879	$978	(10)	$2,490	$2,741	(9)
(gross margin %)	43%	47%		42%	46%

Selling, general, and administrative expenses	$294	$216	36	$864	$750	15
(as a % of net sales)	14%	10%		15%	12%

Research, development, and engineering expenses	$185	$166	11	$560	$494	13
(as a % of net sales)	9%	8%		10%	8%

Equity in earnings of affiliated companies	$240	$324	(26)	$717	$1,150	(38)
(as a % of net sales)	12%	16%		12%	19%

Income before income taxes	$608	$921	(34)	$1,736	$2,661	(35)
(as a % of net sales)	30%	44%		30%	44%

Provision for income taxes	$(87)	$(110)	(21)	$(291)	$(347)	(16)
(as a % of net sales)	(4)%	(5)%		(5)%	(6)%

Net income attributable to Corning Incorporated	$521	$811	(36)	$1,445	$2,314	(38)
(as a % of net sales)	26%	39%		25%	39%

Net Sales
For the three months ended September 30, 2012, net sales declined when compared to the same period in 2011, driven by lower sales in our Display Technologies, Telecommunications and Environmental Technologies segments, offset somewhat by higher sales in the Specialty Materials segment.  For the three months ended September 30, 2012, net sales were negatively impacted by movements in foreign exchange rates.

For the nine months ended September 30, 2012, net sales declined when compared to the same period in 2011, driven by our Display Technologies and Environmental Technologies segments, offset somewhat by higher sales in the Specialty Materials, Telecommunications and Life Sciences segments.  For the nine months ended September 30, 2012, net sales were not significantly impacted by movements in foreign exchange rates.

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

Gross Margin
As a percentage of net sales, gross margin for the three and nine months ended September 30, 2012 decreased when compared to the same periods last year, due primarily to lower prices in our Display Technologies segment, offset somewhat by improvements in manufacturing performance in the Specialty Materials and Environmental Technologies segments, and the absence of costs related to large cover glass start-up and tank conversions incurred in the first nine months ended September 2011.

Selling, General, and Administrative Expenses
For the three and nine months ended September 30, 2012, selling, general, and administrative expenses increased by $78 million and $114 million, respectively, driven by the absence of the positive impacts of a reduction in a contingent liability associated with an acquisition in the Telecommunications segment and the reversal of an accrual for performance-based compensation, both recorded in the third quarter of 2011.  The impact of acquisition-related operating expenses incurred in 2012 also negatively impacted selling, general and administrative expenses.  As a percentage of net sales, these expenses also increased when compared to the same periods last year.

The types of expenses included in the selling, general, and administrative expenses line item are: salaries, wages, and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development, and Engineering Expenses
For the three and nine months ended September 30, 2012, research, development, and engineering expenses increased by $19 million and $66 million, respectively, when compared to the same periods last year, driven by our continuing focus on new product development.  As a percentage of net sales, research, development, and engineering expenses also increased when compared to the same periods in 2011.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Samsung Corning Precision	$186	$229	$562	$853
Dow Corning Corporation	48	89	144	275
All other	6	6	11	22
Total equity earnings	$240	$324	$717	$1,150

Equity earnings of affiliated companies decreased significantly for the three and nine months ended September 30, 2012, when compared to the same periods last year, reflecting lower earnings at both Samsung Corning Precision and Dow Corning.

The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of the performance of the Display Technologies segment and in All Other.

The decrease in equity earnings from Dow Corning in the three and nine months ended September 30, 2012 was largely due to the following items:

•
Declines in governmental subsidies in the solar panel industry and over-capacity at all levels of the solar supply chain, which led to significant declines in polycrystalline silicon prices at Hemlock;

•	Price declines and higher raw materials costs for silicone products;
•	A charge to adjust deferred tax assets for lower rates in the United Kingdom;
•	Higher operating expenses due to an increase in pension expense; and
•	The unfavorable impact from movements in foreign exchange rates.

The decrease in equity earnings from Dow Corning was offset somewhat by the following items:

•	A gain in the amount of $10 million, before tax, associated with the resolution of a contract dispute by Hemlock against one of its customers relating to enforcement of long-term supply agreements;
•	An increase in volume for silicone products; and
•	Lower interest expense.

Outlook:
In the fourth quarter of 2012, we expect sequential equity earnings from Dow Corning to increase by approximately 25% due to the non-repeat of the deferred tax asset adjustment which occurred in the third quarter of 2012.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Royalty income from Samsung Corning Precision	$20	$51	$63	$176
Foreign currency exchange and hedge (losses)/gains, net	(1)	(15)	4	(31)
Net loss attributable to noncontrolling interests	1		4	2
Other, net	(15)	(9)	(29)	(50)
Total	$5	$27	$42	$97

Income Before Income Taxes
Income before income taxes for the three months ended September 30, 2012, was not significantly impacted by movements in foreign exchange rates when compared to the same period last year.  For the nine months ended September 30, 2012, income before income taxes was slightly impacted by favorable movements in foreign exchange rates when compared to the same period last year.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Provision for income taxes	$(87)	$(110)	$(291)	$(347)
Effective tax rate	14.3%	11.9%	16.8%	13.0%

For the three and nine months ended September 30, 2012, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

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

For the three and nine months ended September 30, 2011, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	The benefit of tax holiday incentives in foreign jurisdictions, primarily Taiwan; and
•	The tax benefit from amending our 2006 U.S. Federal return to claim foreign tax credits.

Refer to Note 4 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to Corning Incorporated	$521	$811	$1,445	$2,314
Basic earnings per common share	$0.35	$0.52	$0.96	$1.48
Diluted earnings per common share	$0.35	$0.51	$0.95	$1.46
Shares used in computing per share amounts
Basic earnings per common share	1,483	1,569	1,502	1,567
Diluted earnings per common share	1,494	1,588	1,514	1,589

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies – manufactures liquid crystal display glass for flat panel displays.
•	Telecommunications – manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry.
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

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$763	$815	(6)%	$2,109	$2,365	(11)%
Equity earnings of affiliated companies	$187	$222	(16)%	$553	$835	(34)%
Net income	$440	$593	(26)%	$1,232	$1,857	(34)%

The decrease in net sales for the three months ended September 30, 2012, when compared to the same period last year, was the result of significant price declines which occurred in the fourth quarter of 2011 and the first quarter of 2012, driven by customer and competitive pressures associated with share shifts at several major customers in a period of excess glass supply.  Sequential price declines were much more moderate in the second and third quarters of 2012, reflecting a better matching of supply and demand by the glass industry.  In the third quarter of 2012, the segment benefited from a significant increase in volume, when compared to the third quarter of 2011, in part due to a more typical seasonality as the LCD industry prepares for holiday sales in China and the U.S.  The industry, which has experienced uneven quarterly fluctuations in panel utilization rates over the past few years, has experienced a more even management of inventory in 2012, resulting in a more predictable seasonal glass volume pattern.  Movements in foreign exchange rates did not significantly impact net sales of this segment.

Net sales also declined in the nine months ended September 30, 2012, when compared to the same period last year, reflecting the price declines described above, somewhat offset by strong volume growth in the wholly owned business.  The increase in volume was mainly driven by higher demand for larger LCD televisions.

The decrease in equity earnings from Samsung Corning Precision for the three months ended September 30, 2012,  when compared to the same period last year, reflected substantial price declines, driven by the circumstances described above, offset by a double-digit increase in volume.  Volume increased in the third quarter of 2012 due to a more normal seasonal pattern, stabilized share at key customers, and the absence of the supply chain contraction which occurred at Korean panel makers in 2011.  Equity earnings from Samsung Corning Precision also declined in the nine months ended September 30, 2012, when compared to the same period in 2011, due to the price declines described above and share loss at a key customer.

Movements in foreign exchange rates did not significantly impact equity earnings of this segment for the three and nine months ended September 30, 2012.

When compared to the same periods last year, the decrease in net income in the Display Technologies segment in the three and nine months ended September 30, 2012 was primarily the result of the impact of price declines, lower equity earnings and a decrease in royalty income, partially offset by an increase in volume in our wholly owned business.

A number of Corning's patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Royalty income from Samsung Corning Precision decreased substantially in the three and nine months ended September 30, 2012, when compared to the same periods last year, reflecting the decline in sales at Samsung Corning Precision and the reduction of the applicable royalty rate by approximately 50% which took effect on December 1, 2011.

Refer to Note 8 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three months ended September 30, 2012, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 77% of total segment sales when combined.  For the nine months ended September 30, 2012, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 74% of total segment sales when combined. Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three and nine months ended September 30, 2012, sales to two LCD panel makers located in Korea accounted for 93% of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass retail market to increase from 3.3 billion square feet in 2011 to approximately 3.5 billion square feet in 2012.  We believe that the long-term market drivers will be LCD television screen area growth and increased demand in emerging regions.

In the fourth quarter of 2012, we expect LCD glass volume for the company’s wholly owned business and Samsung Corning Precision to be consistent to down low-single digit percentage sequentially and for price declines to be slightly higher than the third quarter of 2012.  This price outlook depends on new agreements we have entered into with key customers.  In general, these agreements make significant progress in stabilizing Corning’s share in return for competitive prices based on the prices available to our key customers from other qualified glass suppliers.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impacts that economic conditions, particularly a global economic recession, excess market capacity and world political tensions could have on consumer demand.  While the LCD industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time but we believe that we have levers to proactively manage our capacity to adjust to fluctuations in demand.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales:
Optical fiber and cable	$278	$276	1%	$834	$789	6%
Hardware and equipment	245	284	(14)%	756	793	(5)%
Total net sales	$523	$560	(7)%	$1,590	$1,582	1%

Net income	$35	$82	(57)%	$92	$169	(46)%

In the three months ended September 30, 2012, net sales of the Telecommunications segment decreased when compared to the same period last year, due to weaker sales across all product lines except wireless and optical fiber products, coupled with the negative impact of movements in foreign exchange rates.  A slow-down in the initiatives in Canada and Europe led to a decrease in sales of our fiber-to-the-premises products, while hardware and equipment sales decreased largely as a result of the non-repeat of an enterprise network project which occurred in 2011.  Optical fiber sales decreased in North America, Europe and Latin America, but were more than offset by significantly higher sales in China.

Net sales in the nine months ended September 30, 2012 increased slightly when compared to the nine months ended September 30, 2011, with higher sales of wireless, fiber-to-the-premises, and fiber and cable products offset somewhat by lower enterprise network and legacy cable products.  Movements in foreign exchange rates negatively impacted net sales of this segment in the nine months ended September 30, 2012.

When compared to the same periods in 2011, the decrease in net income in the three and nine months ended September 2012 reflects lower sales of premium fiber and cable products and an increase in operating and manufacturing expenses, driven by higher research and development expenses and an increase in project spending, combined with the absence of the decrease in a contingent liability recorded in the third quarter of 2011 in the amount of $22 million.  Offsetting this decrease slightly was a partial reversal of a warranty reserve related to our fiber-to-the-premises products in the pre-tax amount of $10 million, recorded in the third quarter of 2012.  Movements in foreign exchange rates did not significantly impact net income of this segment.

The Telecommunications segment has a concentrated customer base.  For the three and nine months ended September 30, 2012, one customer of the Telecommunications segment represented approximately 12% of total segment sales in both periods.

Outlook:
In the fourth quarter of 2012, we expect sales to be consistent with the third quarter of 2012.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales:
Automotive	$123	$119	3%	$372	$363	2%
Diesel	110	128	(14)%	373	401	(7)%
Total net sales	$233	$247	(6)%	$745	$764	(2)%

Net income	$26	$32	(19)%	$100	$93	8%

In the three months ended September 30, 2012, net sales of this segment decreased when compared to the same period in 2011, due to a decline in sales of our light duty diesel products, driven by a decline in demand for vehicles in Europe requiring light duty diesel filters.  Slightly offsetting the decrease was an increase in sales of automotive products, driven by an increase in demand in North America and China, and a small increase in heavy duty diesel products.  Movements in foreign exchange rates also negatively impacted net sales during this period.

In the nine months ended September 30, 2012, net sales of this segment decreased when compared to the same period in 2011, due to a decline in net sales of our diesel products and the negative impact of movements in foreign exchange rates.  Although sales of light duty diesel products declined as described above, sales of our heavy duty diesel products increased 14% in the nine months ended September 30, 2012, partially offsetting the decrease in light duty diesel sales.  During the third quarter of 2012, however, the rate of growth of heavy duty products has declined, driven by a slowing of Class 8 truck orders.

Net income in the three and nine months ended September 30, 2012 was negatively impacted by the decrease in light duty diesel volume, offset somewhat by an increase in heavy duty diesel volume, improved manufacturing performance and a decrease in air freight costs, when compared to the same periods last year.  Movements in foreign exchange rates did not significantly impact the results of this segment in the three and nine months ended September 30, 2012.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three and nine months ended September 30, 2012, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 87% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the fourth quarter of 2012, we expect sales to be even to down slightly when compared to the third quarter of 2012.

Specialty Materials
The following table provides net sales and net income for the Specialty Materials segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$363	$299	21%	$947	$836	13%
Net income	$59	$38	55%	$114	$69	65%

Net sales for the three and nine months ended September 30, 2012 increased in the Specialty Materials segment when compared to the same periods in 2011, driven by a significant increase in sales volume of Corning Gorilla Glass.  Sales of Corning Gorilla Glass have continued to increase due to a combination of strong retail demand for handheld display devices, tablets and notebook computers, and an increase in usage of our glass on these devices.  Moderate price declines for Corning Gorilla Glass and lower sales of our advanced optics products partially offset the increase in net sales.  Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in the third quarter and the nine months ended September 30, 2012.

When compared to the same periods last year, the increase in net income for the three and nine months ended September 30, 2012 was driven by the increase in sales of Corning Gorilla Glass, combined with increased manufacturing efficiency and the absence of large cover glass start-up and tank conversion costs incurred in 2011.  Net income for the three and nine months ended September 30, 2012 was not significantly impacted from movements in foreign exchange rates when compared to the same periods in 2011.

For the three and nine months ended September 30, 2012, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 55% and 52%, respectively, of total segment sales when combined.

Outlook:
In the fourth quarter of 2012, Specialty Materials segment sales are anticipated to be consistent with the third quarter.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$155	$153	1%	$472	$452	4%
Net income	$9	$21	(57)%	$32	$51	(37)%

Net sales for the three and nine months ended September 30, 2012 increased when compared to the same periods last year, due to a small acquisition completed in the fourth quarter of 2011.  Net sales in the three and nine months ended September 30, 2012 were negatively impacted by movements in foreign exchange rates when compared to the same periods last year.

For the three and nine months ended September 30, 2012, net income declined when compared to the same periods in 2011, driven by the impact of acquisition related operating expenses, which more than offset the favorable impact of the increase in net sales.  Net income in the third quarter and the nine months ended September 30, 2012, was not significantly impacted by movements in foreign exchange rates when compared to the same periods in 2011.

On April 10, 2012, Corning entered into a definitive agreement with Becton, Dickinson and Company (BD) to acquire the majority of its Discovery Labware unit for approximately $730 million in cash.  We expect this acquisition to be completed sometime in the fourth quarter of 2012.  When complete, the acquisition will augment Corning’s global market access and enhance its broad portfolio of life sciences products in the areas of drug-discovery tools, bioprocess solutions, and laboratory research instruments.

For the three and nine months ended September 30, 2012, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 40% and 41%, respectively, of net sales when combined.

Outlook:
In the fourth quarter of 2012, we expect net sales to decrease approximately 5% due to normal seasonal declines, when compared to the third quarter.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11

Net sales	$1	$1	0%	$3	$4	(25)%
Research, development and engineering expenses	$36	$22	64%	$92	$68	35%
Equity earnings of affiliated companies	$1	$4	(75)%	$14	$13	8%
Net loss	$(30)	$(17)	*	$(66)	$(52)	*

*	The percentage change calculation is not meaningful.

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

The results of this segment for the three months ended September 30, 2012 reflect an increase in research, development, and engineering expenses for development projects, when compared to the same period last year.

The results of this segment for the nine months ended September 30, 2012 reflect a gain on the sale of assets in Samsung Corning Precision’s non-LCD glass business, offset by an increase in research, development, and engineering expenses for development projects, when compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the nine months ended September 30, 2012 and 2011:

•
In the first quarter of 2012, we issued $500 million of 4.75% senior unsecured notes that mature on March 15, 2042 and $250 million of 4.70% senior unsecured notes that mature on March 15, 2037.  The net proceeds of $742 million will be used for general corporate purposes.

•	In the first three quarters of 2012, we borrowed approximately $288 million from the credit facility that a wholly-owned subsidiary entered into in the second quarter of 2011.

•
In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $636 million when translated to United States dollars.  Corning may request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”).  Corning will repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due in August, 2016, five years from the date of the first advance.

•
In the fourth quarter of  2011, Corning’s board authorized a stock repurchase program for purchasing up to $1.5 billion of the Company’s common stock.  This stock repurchase authorization expires at the end of 2013.

On October 3, 2012, Corning’s Board of Directors declared a 20% increase in the company’s quarterly common stock dividend.  Corning’s quarterly dividend will increase from $0.075 per share to $0.09 per share of common stock.

Capital Spending
Capital spending totaled $1.3 billion and $1.7 billion for the nine months ended September 30, 2012 and 2011, respectively.  Spending in the first nine months of 2012 was driven primarily by capacity expansion projects in several of our reportable segments that were started in 2011.  We expect our 2012 capital spending to be $1.8 to $1.9 billion.  Approximately $900 million will be directed toward our Display Technologies segment, of which approximately $300 million is related to 2011 capital projects.

Cash Flow
Summary of cash flow data (in millions):
	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$1,966	$2,032
Net cash used in investing activities	$(1,621)	$(1,580)
Net cash provided by (used in) financing activities	$94	$(175)

Net cash provided by operating activities decreased in the nine months ended September 30, 2012, when compared to the same period last year, largely due to lower net income and higher pension contributions.  These events were partially offset by an increase in dividends received from affiliated companies and the impact of favorable movements in working capital.

Net cash used in investing activities was higher in the nine months ended September 30, 2012, when compared to the same period last year, due to our investment in affiliates and a net increase in short-term investments, offset by the absence of acquisition spending and a decrease in capital spending.

Net cash provided by financing activities in the nine months ended September 30, 2012 increased when compared to the same period last year, driven primarily by the net proceeds received from the debt issuance in the first quarter of 2012, offset somewhat by the repurchase of common stock and the increase in dividends declared in the fourth quarter of 2011.

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

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of September 30, 2012	As of December 31, 2011

Working capital	$7,529	$6,580
Current ratio	4.8:1	4.1:1
Trade accounts receivable, net of allowances	$1,248	$1,082
Days sales outstanding	55	52
Inventories	$1,003	$975
Inventory turns	4.5	4.7
Days payable outstanding (1)	40	42
Long-term debt	$3,272	$2,364
Total debt to total capital	14%	10%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2011 Form 10-K for Fitch and Moody’s.  The Outlook includes an update by Standard and Poor’s on February 14, 2012:
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Positive
February 14, 2012

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the third quarter of 2012 with approximately $6.4 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At September 30, 2012, approximately 63% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are available for repatriation, subject to relevant tax consequences.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.

Realized gains and losses for the nine months ended September 30, 2012 and 2011 were not significant.  From time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

During the three months ended September 30, 2012, we repurchased 14.9 million shares of common stock for $187 million as part of a $1.5 billion share repurchase program announced on October 5, 2011.  There were no repurchases in the first nine months of 2011.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing their financial statements at least annually, and more frequently for customers where we have identified the potential for increased risk.  We closely monitor customer payment patterns and business developments that may signal possible customer credit issues.  We have not identified any customer credit issues that would have a material impact on our liquidity.

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

Corning also has access to two credit facilities, a $1.0 billion unsecured committed revolving line of credit and a 4.0 billion Chinese Renminbi (RMB) credit agreement (approximately $636 million when translated to USD).  These two credit facilities include two financial covenants:  a leverage ratio and an interest coverage ratio.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At September 30, 2012 and December 31, 2011, our leverage using this measure was 13.5% and 10%, respectively.  The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times.  At September 30, 2012 and December 31, 2011, our interest coverage ratio using this measure was 35.6 and 41.7 times, respectively.  At September 30, 2012 and December 31, 2011, we were in compliance with both financial covenants.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of September 30, 2012, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2011 Form 10-K and remain unchanged through the first nine months of 2012.  For certain items, additional details are provided below.

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

At September 30, 2012, the fair market value of precious metals was higher than our carrying value by $34 million. At December 31, 2011, although the carrying value of precious metals was higher than the fair market value by $304 million, the undiscounted cash flow test showed that these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU 2012-02 amendments are intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  Corning plans to adopt this standard during its fourth quarter impairment review process.  Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 17 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2012, and December 31, 2011, Corning had accrued approximately $23 million (undiscounted) and $25 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

•	global business, financial, economic and political conditions;
•	tariffs and import duties;
•	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Euro, New Taiwan dollar, and Korean won;
•	product demand and industry capacity;
•	competitive products and pricing;
•	availability and costs of critical components and materials;
•	new product development and commercialization;
•	order activity and demand from major customers;
•	fluctuations in capital spending by customers;
•	possible disruption in commercial activities due to terrorist activity, armed conflict, political or financial instability, natural disasters, or major health concerns;
•	effect on our operations, including commercial disruption, resulting from cyber-attacks and theft of intellectual property or commercial information;
•	unanticipated disruption to equipment, facilities, or operations;
•	facility expansions and new plant start-up costs;
•	effect of regulatory and legal developments;
•	ability to pace capital spending to anticipated levels of customer demand;
•	credit rating and ability to obtain financing and capital on commercially reasonable terms;
•	adequacy and availability of insurance;
•	financial risk management;
•	acquisition and divestiture activities;
•	rate of technology change;
•	level of excess or obsolete inventory;
•	ability to enforce patents and protect intellectual property and trade secrets;
•	adverse litigation;
•	product and components performance issues;
•	retention of key personnel;
•	stock price fluctuations;
•	trends for the continued growth of the Company’s businesses;
•	the ability of research and development projects to produce revenues in future periods;
•	a downturn in demand or decline in growth rates for LCD glass substrates;
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

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended September 30, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  See our 2011 Form 10-K.

Dow Corning Corporation.  See our 2011 Form 10-K.  For updates to estimated liabilities as of September 30, 2012, and for information regarding the Chinese Ministry of Commerce antidumping and countervailing duty investigations of solar-grade polycrystalline silicon products imported to China from the U.S. and Korea, see Part I, Item 2, Financial Statements, Note 8, “Investments – Dow Corning Corporation (Dow Corning),” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Pittsburgh Corning Corporation.  See our 2011 Form 10-K.  For updates to estimated liabilities as of September 30, 2012, see Part I, Item 2, Financial Statements, Note 2, “Commitments and Contingencies” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2012:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
July 1-31, 2012	8,184,372	12.36	8,088,784	$212,783,814
August 1-31, 2012	1,436	11.49		$212,783,814
September 1-30, 2012	6,783,227	12.87	6,780,335	$125,548,748
Total	14,969,035	12.59	14,869,119	$125,548,748

(1)
This column reflects the following transactions during the third quarter of 2012:  (i) the deemed surrender to us of 3,778 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted and performance stock units, (ii) the surrender to us of 96,138 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the repurchase of 14,869,119 shares of common stock in conjunction with the repurchase program announced in the fourth quarter of 2011.

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

Corning Incorporated
(Registrant)

October 25, 2012	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

October 25, 2012	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)