Form 10-K
period 2012-12-31
CORNING INC /NY
filed 2013-02-13
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

Commission file number: 1-3247

CORNING INCORPORATED

(Exact name of Registrant as specified in its charter)

NEW YORK	16-0393470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ONE RIVERFRONT PLAZA, CORNING, NY	14831
(Address of principal executive offices)	(Zip Code)
607-974-9000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.50 par value per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark			YES	NO
• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
• if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

•

whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

•

whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

•

if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

•

whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19 billion based on the $12.93 price as reported on the New York Stock Exchange.

There were 1,472,398,789 shares of Corning’s common stock issued and outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 11, 2013, and filed for the Registrant’s 2013 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

Table of Contents

PART I	1
ITEM 1.	Business	1
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	12
ITEM 2.	Properties	12
ITEM 3.	Legal Proceedings	12
ITEM 4.	Mine Safety Disclosure	14
PART II	15
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
ITEM 6.	Selected Financial Data (Unaudited)	17
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks	37
ITEM 8.	Financial Statements and Supplementary Data	37
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
ITEM 9A.	Controls and Procedures	38
ITEM 9B.	Other Information	38
PART III	39
ITEM 10.	Directors, Executive Officers and Corporate Governance	39
ITEM 11.	Executive Compensation	39
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	40
ITEM 14.	Principal Accounting Fees and Services	40
PART IV	41
ITEM 15.	Exhibits, Financial Statement Schedules	41

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

Corning Incorporated is a world leader in the manufacture of specialty glass and ceramics. Drawing on more than 160 years of materials science and process engineering knowledge, Corning creates and makes keystone components that enable high-technology systems for consumer electronics, mobile emissions control, telecommunications and life sciences. Corning operates in five reportable segments: Display Technologies, Telecommunications, Environmental Technologies, Specialty Materials and Life Sciences. Corning manufactures and processes products at approximately 70 plants in 13 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs) that are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. Corning’s facilities in Kentucky, Japan, Taiwan, and China, and those of our equity affiliates in Korea, develop, manufacture and supply high quality glass substrates using a proprietary fusion manufacturing process and technology expertise. Our Display Technologies equity affiliates consist of Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision Materials), of which Corning owns 50%, Samsung Electronics Co., Ltd. owns 43% and three other shareholders own the remaining 7%, and Samsung Corning Advanced Glass, LLC, owned equally by Corning and Samsung Mobile Display Co., Ltd. Samsung Corning Precision Materials is a leading supplier of LCD glass substrates to display manufacturers in Korea. Samsung Corning Advanced Glass, LLC manufactures specialty glass substrates for the rapidly expanding organic light emitting diode (OLED) device market. The business intends to combine Corning’s Lotus™ Glass substrate technology and Samsung Display’s OLED display expertise, to provide outstanding product solutions for current and future OLED technologies. Samsung Corning Precision Materials’ financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

Corning is a technology leader in this market, introducing large-sized glass substrates used by our customers in the production of larger LCDs for monitors and televisions. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. In industry language, glass sizes advance in what are called generations. Glass substrates are currently available from Corning in sizes up to Generation 10 (2,850mm x 3,050mm). Generation 10 glass substrates are produced at an advanced manufacturing facility located at Sakai Display Products’ industrial complex in Sakai City, Japan, which eliminates the need for traditional packaging, shipping, and delivery methods. Large substrates (Generation 5 and higher) allow LCD manufacturers to produce larger and a greater number of panels from each substrate. The larger size leads to economies of scale for LCD manufacturers.

Corning invented its proprietary fusion manufacturing process, which is the cornerstone of the Company’s technology leadership in the LCD industry. The automated process yields high quality glass substrates with excellent dimensional stability and uniformity – essential attributes for the production of increasingly larger, high performance active matrix LCDs. Corning’s fusion process is scalable and is thought to be the most effective process in producing large size substrates. In 2006, Corning launched EAGLE XG®, the industry’s first LCD glass substrate that is free of heavy metals. In 2010, leveraging the EAGLE XG® composition, Corning introduced EAGLE XG® Slim glass, a line of slim glass substrates which enables lighter-weight portable devices and thinner televisions and monitors. In 2011, Corning launched Corning Lotus™ Glass, a high-performance display glass developed to enable cutting-edge technologies, including organic light-emitting diode (OLED) displays and next generation liquid crystal displays (LCD). Corning Lotus Glass helps support the demanding manufacturing processes of both OLED and liquid crystal displays for high performance, portable devices such as smart phones, tablets, and notebook computers. And in 2012, Corning introduced Corning® Willow™ Glass, our ultra-slim flexible glass for use in next-generation consumer electronic technologies. Not only does this technology support thinner backplanes for both OLED and LCD displays, it also allows for curved displays for immersive viewing or mounting on non-flat surfaces.

CORNING INCORPORATED – 2012 Form 10-K   1

Back to Contents

LCD glass manufacturing is a highly capital intensive business. Corning has made significant investments to expand its LCD glass facilities in response to customer demand. The environment is very competitive. Important attributes for success include efficient manufacturing, access to capital, technology know-how, and patents.

Patent protection and proprietary trade secrets are important to this segment’s operations. Corning has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Corning licenses certain of its patents to Samsung Corning Precision Materials and other third parties and generates royalty income from these licenses. Refer to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 36% of Corning’s sales for 2012.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable, and hardware and equipment products for the worldwide telecommunications industry. Corning invented the world’s first low-loss optical fiber approximately 40 years ago and now offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, fiber-to-the-home access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor® fibers for local area networks, data centers and central offices; SMF-28e+™ single-mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; SMF-28® ULL fiber; LEAF® optical fiber for long-haul, regional and metropolitan networks; ClearCurve® ultra-bendable single-mode fiber for use in multiple dwelling units and fiber-to-the-home applications; ClearCurve® ultra-bendable multimode fiber for data centers and other enterprise networks; ClearCurve® VSDN® ultra-bendable optical fiber designed to support emerging high-speed interconnects between computers and other consumer electronics devices; and Vascade® submarine optical fibers for use in submarine networks. Corning has optical fiber manufacturing facilities in North Carolina, China and India.

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

The Telecommunications segment represented 27% of Corning’s sales for 2012.

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

Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. Corning is licensed to use certain patents owned by others, which are also considered important to the segment’s operations. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Environmental Technologies segment represented 12% of Corning’s sales for 2012.

Specialty Materials Segment

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics components, aerospace and defense, astronomy, ophthalmic products, telecommunications components and cover glass that is optimized for portable display devices and televisions.

Our cover glass, known as Corning® Gorilla® Glass, is a thin sheet glass designed specifically to function as a cover glass for display devices such as tablets, notebook PCs, televisions and mobile phones. Elegant and lightweight, Corning Gorilla Glass is durable enough to resist many real-world events that commonly cause glass failure, enabling exciting new applications in technology and design. Early in 2012, Corning launched Corning® Gorilla® Glass 2, the next generation in our Corning Gorilla Glass suite of products. Corning Gorilla Glass 2 enables up to a 20% reduction in glass thickness, while maintaining the industry-leading damage resistance, toughness and scratch-resistance. And in January 2013, we introduced Corning® Gorilla® Glass 3 with Native Damage Resistance. This latest version of our damage-resistant cover glass for consumer electronic devices is based on a completely new glass composition, with durability enhancements developed at the atomic structural level of the glass. Corning Gorilla Glass is manufactured in Kentucky, Japan and Taiwan.

CORNING INCORPORATED – 2012 Form 10-K   2

Back to Contents

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

Patent protection is important to the segment’s operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition and loyalty, through well-known trademarks, are important to the segment. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Specialty Materials segment represented approximately 17% of Corning’s sales for 2012.

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

Life Sciences laboratory products include general labware and equipment as well as media and reagents for cell culture research and scale-up, genomics, drug discovery, microbiology and chemistry. Corning manufactures these products in the United States in Maine, New York, New Jersey, California, Utah, Virginia, Massachusetts and North Carolina, and outside of the U.S. in Mexico, France, Poland, the United Kingdom and China. The products are marketed worldwide, primarily through distributors to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other research facilities.

In addition to being a global leader in consumable glass and plastic laboratory tools for life science research, Corning continues to be an innovative force developing and producing unique technologies such as Corning® Epic® Technology for high throughput screening; Corning® HYPER platform of vessels for increased cell yields; novel surfaces, such as Corning® CellBIND® Surface; Corning® Osteo Assay surface and Corning® Synthemax® II Surface; and Corning® Microcarriers for cell scale-up, therapy and vaccine applications.

In the fourth quarter of 2012, Corning acquired the majority of the Discovery Labware business from Becton, Dickinson and Company (BD). The acquisition of the BD Discovery Labware business expands our market presence in the global laboratory consumables market, especially in the Asian markets of India, Korea, and Japan. Corning’s broad portfolio of laboratory products and services will be enhanced by the addition of the Discovery Labware businesses’ four main product platforms: plastic consumable labware; biologically coated plastic consumable labware; cell culture reagents; and ADME/Tox (Absorption, Distribution, Metabolism, Excretion and Toxicity) products.

Corning sells life science products under these primary brands: Corning, Costar, PYREX, Axygen, and Gosselin. Through the acquisition of the Discovery Labware business, additional brands have been added to our portfolio such as: Corning® Matrigel, Corning® Gentest, Corning®BioCoat and Falcon®.

Patent protection is important to the segment’s operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition and loyalty, through well-known trademarks, are important to the segment. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Life Sciences segment represented approximately 8% of Corning’s sales for 2012.

All Other

All Other primarily includes development projects and new product lines, certain corporate investments, Samsung Corning Precision Materials’ non-LCD business, Corning’s Eurokera and Keraglass equity affiliates with Saint Gobain Vitrage S.A. of France, which manufacture smooth cooktop glass/ceramic products, and Corsam, an equity affiliate established between Corning and Samsung Corning Precision Materials to provide glass technology research. Development projects and new product lines involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass applications.

The Other segment represented less than 1% of Corning’s sales for 2012.

Additional explanation regarding Corning and its five reportable segments is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 (Reportable Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company headquartered in Michigan that manufactures silicone products worldwide. Dow Corning is a leader in silicon-based technology and innovation, offering more than 7,000 products and services. Dow Corning is the majority-owner of Hemlock Semiconductor Group, a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries. Dow Corning’s sales were $6.1 billion in 2012. Additional discussion about Dow Corning appears in the Legal Proceedings section. Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

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

Additional information about corporate investments is presented in Note 7 (Investments) to the Consolidated Financial Statements.

CORNING INCORPORATED – 2012 Form 10-K   3

Back to Contents

Competition

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign. Some of these competitors are larger than Corning, and some have broader product lines. Corning strives to sustain and improve its market position through technology and product innovation. For the future, Corning believes its competitive advantage lies in its commitment to research and development, and its commitment to quality. There is no assurance that Corning will be able to maintain or improve its market position or competitive advantage.

Display Technologies Segment

Corning, including Samsung Corning Precision Materials, is the largest worldwide producer of glass substrates for active matrix LCD displays. The environment for LCD glass substrate products is very competitive and Corning believes it has sustained its competitive advantages by investing in new products, such as Corning Lotus glass, providing a consistent and reliable supply and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals. Asahi Glass, Nippon Electric Glass and Avan Strate, Inc. are Corning’s principal competitors in display glass substrates.

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

Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber and cable products are OFS (a Furukawa Company), Fujikura Ltd., Sumitomo Electric and Prysmian Group.

For hardware and equipment products, significant competitors are 3M Company, TE Connectivity, OFS (a Furukawa Company) and CommScope.

Environmental Technologies Segment

For worldwide automotive ceramic substrate products, Corning has a major market position that has remained relatively stable over the past year. Corning has also established a strong presence in the heavy duty and light duty diesel vehicle market and believes its competitive advantage in automotive ceramic substrate products for catalytic converters and diesel filter products for exhaust systems is based upon global presence, customer service, engineering design services and product innovation. Corning’s Environmental Technologies products face principal competition from NGK, Denso, and Ibiden.

Specialty Materials Segment

Corning is one of very few manufacturers with deep capabilities in materials science, optical design, shaping, coating, finishing, metrology, and system assembly. Additionally, we are addressing emerging needs of the consumer electronics industry with the development of chemically strengthened glass. Corning Gorilla Glass is a thin-sheet glass that is better able to survive events that most commonly cause glass failure. Its advanced composition allows a deeper layer of chemical strengthening than is possible with most other chemically strengthened glasses, making it both durable and damage resistant. Our products and capabilities in this segment position the Company to meet the needs of a broad array of markets including display, semiconductor, aerospace/defense, astronomy, vision care, industrial/commercial, and telecommunications. For this segment, Schott, Shin-Etsu Quartz Products, Asahi Glass, Carl Zeiss, Nikon, Nippon Electric Glass, Transitions Optical, Oerlikon, Hoya and Heraeus are the main competitors.

Life Sciences Segment

Corning is a leading supplier of glass and plastic laboratory products, with a growing plastic products market presence in North America, Europe, and Asia, and a solid laboratory glass products market presence in the Americas. Corning seeks to maintain a competitive advantage by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. For laboratory products, Greiner, Nunc, Kimble-Chase, and Duran are the principal worldwide competitors. Corning also faces increasing competition from two large distributors that have pursued backward integration or introduced private label products.

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

CORNING INCORPORATED – 2012 Form 10-K   4

Back to Contents

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations. In 2012, Corning was granted over 320 patents in the U.S. and over 630 patents in countries outside the U.S.

Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting Corning’s innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2012, Corning and its wholly-owned subsidiaries owned over 4,800 unexpired patents in various countries of which about 2,800 were U.S. patents. Between 2013 and 2015, approximately 9% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 7,900 patent applications in process, with about 1,900 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 530 patents in various countries, of which over 230 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2013 and 2015.

The Telecommunications segment has over 1,950 patents in various countries, of which over 1,050 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iii) patents relating to optical fiber connectors, termination and storage and associated methods of manufacture. There is no group of important Telecommunications segment patents set to expire between 2013 and 2015.

The Environmental Technologies segment has over 400 patents in various countries, of which over 250 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. There is no group of important Environmental Technologies patents set to expire between 2013 and 2015.

The Specialty Materials segment has about 450 patents in various countries, of which over 300 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to protective cover glass, ophthalmics glasses and polarizing dies, and semiconductor/microlithography optics and blanks, metrology instrumentation and laser/precision optics, glass polarizers, specialty fiber, and refractories. There is no group of important Specialty Materials patents set to expire between 2013 and 2015.

The Life Sciences segment has over 300 patents in various countries, of which over 150 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products as well as equipment and processes for label independent drug discovery. There is no group of important Life Sciences patents set to expire between 2013 and 2015.

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

Corning’s principal trademarks include the following: Axygen, Corning, Celcor, ClearCurve, DuraTrap, Eagle XG, Epic, Evolant, Gorilla, HPFS, Lanscape, Pretium, Pyrex, Steuben, Falcon, and SMF-28e.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $16 million in 2012 and are estimated to be $5 million in 2013.

Corning’s 2012 consolidated operating results were charged with approximately $40 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2012, Corning had approximately 28,700 full-time employees, including approximately 11,700 employees in the United States. From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers. Unions are certified as bargaining agents for approximately 23.4% of Corning’s United States employees.

CORNING INCORPORATED – 2012 Form 10-K   5

Back to Contents

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

James B. Flaws Vice Chairman and Chief Financial Officer

Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997, vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning’s Board of Directors since 2000. Age 64.

Kirk P. Gregg Executive Vice President and Chief Administrative Officer

Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, Administration in December 1997 and to his current position in 2002. He is responsible for Human Resources, Information Technology, Procurement and Transportation, Aviation, Community Affairs, Government Affairs, Business Services and Corporate Security. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 53.

Lawrence D. McRae Executive Vice President, Strategy and Corporate Development

Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was elected vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, and senior vice president Strategy and Corporate Development in October 2005. He was elected to his present position in October 2010. Mr. McRae is on the board of directors of Dow Corning Corporation, and Samsung Corning Precision Materials Co., Ltd. Age 54.

David L. Morse Executive Vice President and Chief Technology Officer

Dr. Morse joined Corning in 1976 in glass research, and worked as a composition scientist in developing and patenting several major products. He served in a variety of product and materials research and technology director roles, and was appointed division vice president and technology director for photonic technology groups beginning in March 1999, and became director of corporate research, science and technology in December 2001. He was elected vice president in January 2003, becoming senior vice president and director of corporate research in 2006. Dr. Morse was elected to his current position in May 2012. He is on the board of Dow Corning Corporation and a member of the National Academy of Engineering and the National Chemistry Board. Age 60.

Jeffrey Evenson Senior Vice President and Operations Chief of Staff

Dr. Evenson joined Corning in June 2011 and was elected to his current position at that time. He serves on the Management Committee and oversees a variety of strategic programs and growth initiatives. Prior to joining Corning, Dr. Evenson was a senior vice president with Sanford C. Bernstein, where he served as a senior analyst since 2004. Before that, Dr. Evenson was a partner at McKinsey & Company, where he led technology and market assessment for early-stage technologies. Age 47.

R. Tony Tripeny Senior Vice President, Corporate Controller and Principal Accounting Officer

Mr. Tripeny joined Corning in 1985 as the corporate accounting manager of Corning Cable Systems, and became the Keller facility’s plant controller in 1989. In 1993, he was appointed equipment division controller of Corning Cable Systems and, in 1996 corporate controller. Mr. Tripeny was appointed chief financial officer of Corning Cable Systems in July 2000. In 2003, he took on the additional role of Telecommunications group controller. He was appointed division vice president, operations controller in August 2004, and vice president, corporate controller in October 2005. Mr. Tripeny was elected to his current position in April 2009. He is on the board of directors of Hardinge Inc. Age 53.

Vincent P. Hatton Senior Vice President and General Counsel

Mr. Hatton joined Corning in 1981 as an assistant corporate counsel and became a division counsel in 1984. Mr. Hatton was named assistant general counsel, Specialty Materials in May 1993, and director of the Legal Department in 1995. Mr. Hatton was elected vice president in 1998 and senior vice president in 2003. Mr. Hatton was elected to his current position on March 1, 2007. Age 62.

Document Availability

A copy of Corning’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Vice President, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations line on Corning’s web site at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Other

Additional information in response to Item 1 is found in Note 20 (Reportable Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

CORNING INCORPORATED – 2012 Form 10-K   6

Back to Contents

Item 1A.   Risk Factors

We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict. Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with MD&A and the consolidated financial statements and related notes incorporated by reference into this report. The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider, as these factors could cause our future results to differ from those in the forward-looking statements and from historical trends.

As a multinational global company, we face many risks which could adversely impact our ongoing operations and reported financial results

We operate in over 100 countries and derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include manufacturing, assembly, sales, customer support, and shared administrative service centers.

Compliance with laws and regulations increases our cost of doing business. These laws and regulations include U.S. laws and local laws which include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions and export requirements. Non-compliance and violations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

We are also subject to a variety of other risks in managing a multinational global organization, including those related to:

•

General economic conditions in each country or region;

•

Operations outside the U.S. are subject to many complex regulatory requirements affecting international trade and investment, including anti-dumping laws, export controls, the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. Our operations may be adversely affected by changes in the substance or enforcement of these regulatory requirements, and by actual or alleged violations of them.

•

Fluctuations in currency exchange rates convertibility of currencies and restrictions involving the movement of funds between jurisdictions and countries;

•

Sovereign risks may adversely affect Corning’s profitability and assets;

•

Geographical concentration of our factories and operations and regional shifts in our customer base;

•

Periodic health epidemic concerns;

•

Political unrest, confiscation and expropriation of our assets by foreign governments, terrorism and the potential for other hostilities;

•

Difficulty in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;

•

Differing legal systems, including protection and treatment of intellectual property and patents;

•

Complex tax regimes, tariffs, duties, trade duties and other trade barriers including anti-dumping duties;

•

Difficulty in collecting obligations owed to us such as accounts receivable;

•

Natural disasters such as floods, earthquakes and windstorms; and

•

Potential power loss or disruption affecting manufacturing.

Our sales could be negatively impacted by the actions or circumstances of one or more key customers leading to the substantial reduction in orders for our products

In 2012, Corning’s ten largest customers accounted for 50% of our sales.

In addition, a relatively small number of customers accounted for a high percentage of net sales in our reportable segments. For 2012, three customers of the Display Technologies segment accounted for 63% of total segment net sales when combined. In the Telecommunications segment, one customer accounted for 12% of segment net sales. In the Environmental Technologies segment, three customers accounted for 86% of total segment sales in aggregate. In the Specialty Materials segment, two customers accounted for 54% of segment sales in 2012. In the Life Sciences segment, two customers accounted for 38% of segment sales in 2012. As a result of mergers and consolidations between customers, Corning’s customer base could become more concentrated.

Samsung Corning Precision Materials’ sales were also concentrated in 2012, with sales to two LCD panel makers located in South Korea accounting for approximately 93% of total Samsung Corning Precision Materials sales.

Our Telecommunications segment customers’ purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. Sales in the Telecommunications segment are expected to be impacted by the pace of fiber-to-the-premises deployments. Our sales will be dependent on planned targets for homes passed and connected. Changes in our customers’ deployment plans could adversely affect future sales in any quarter or for the full year.

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

Certain sales in our Specialty Materials segment track worldwide economic cycles and our customers’ responses to those cycles. In addition, any positive trends in prior years in the sales of strengthened glass may not continue. We may experience losses relating to our inability to supply contracted quantities of this glass and processes planned to produce new versions of this glass may not be successful.

Sales in our Life Sciences segment are concentrated with two large distributors who are also competitors, and the balance is to a variety of pharmaceutical and biotechnology companies, hospitals, universities, and other research facilities. In 2012, our two largest distributors accounted for 38% of Life Sciences’ segment sales. Changes in our distribution arrangements in this segment may adversely affect this segment’s financial results.

CORNING INCORPORATED – 2012 Form 10-K   7

Back to Contents

Our operations and financial performance could be negatively impacted, if the markets for our products do not develop and expand as we anticipate

The markets for our products are characterized by rapidly changing technologies, evolving industry or regulatory standards and new product introductions. Our success is dependent on the successful introduction of new products, or upgrades of current products, and our ability to compete with new technologies. The following factors related to our products and markets, if they do not continue as in the recent past, could have an adverse impact on our operations:

•

our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and cable and hardware and equipment, and environmental substrate and filter products at competitive prices;

•

our ability to manufacture glass substrates and strengthened glass, to satisfy our customers technical requirements and our contractual obligations; and

•

our ability to develop new products in response to government regulations and laws.

We face pricing pressures in each of our businesses that could adversely affect our financial performance

We face pricing pressure in each of our businesses as a result of intense competition, emerging technologies, or over-capacity. While we work consistently toward reducing our costs to offset pricing pressures, we may not be able to achieve proportionate reductions in costs or sustain our current rate of cost reduction. We anticipate pricing pressures will continue in the future in all our businesses.

Any of these items could cause our sales or profitability to be significantly reduced.

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, New Taiwan dollar, Korean won, and Euro, affect our sales, net income and cash flow. Foreign exchange rates may make our products less competitive in countries where local currencies depreciate in value relative to the U.S. dollar and Japanese yen. Sales in our Display Technologies segment, representing 36% of Corning’s sales in 2012, are primarily denominated in Japanese yen. Corning hedges significant transaction and balance sheet currency exposures and uses derivative instruments to limit exposure to foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results. Although we selectively hedge these items, changes in exchange rates (especially the Japanese yen to U.S. dollar) will significantly impact our reported revenues and profits.

We have a program which primarily utilizes foreign currency forward contracts to offset the risks associated with foreign currency exposures. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in the value of our foreign currency exposures are at least partially offset by gains or losses on the foreign currency forward contracts in order to mitigate the volatility associated with our foreign currency transactions. A large portion of our consolidated operations are international and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our hedging programs. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures or should we elect not to hedge certain of our foreign currency exposures. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, anticipated future results, financial position and cash flows, the timing of which is variable and generally outside of our control.

If the financial condition of our customers declines, our credit risks could increase

Although we have a rigorous process to administer credit and believe our bad debt reserve is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers or our indirect customers fail to meet their payment obligations for our products, we could experience reduced cash flows and losses in excess of amounts reserved. Many customers of our Display Technologies and Specialty Materials segments are thinly capitalized and/or unprofitable. In our Environmental Technologies segment, the U.S. auto makers and certain of their suppliers have encountered credit downgrades or have filed for bankruptcy protection. In our Telecommunications segment, certain large infrastructure projects are subject to governmental funding, which, if terminated, could adversely impact the financial strength of our customers. These factors may result in an inability to collect receivables or a possible loss in business.

The success of our business depends on our ability to develop and produce quality products that meet our customers’ needs

Our business relies on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to our customers, OEMs and distributors. This is dependent on a number of factors, including our ability to manage and maintain key customer relationships, our ability to produce products that meet the quality, performance and price expectations of our customers. The manufacturing of our products involves highly complex and precise processes. In some cases, existing manufacturing may be insufficient to achieve the requirements of our customers. We will need to develop new manufacturing processes and techniques to maintain profitable operations. While we continue to fund projects to improve our manufacturing techniques and processes and lower our costs, we may not achieve satisfactory manufacturing costs that will fully enable us to meet our profitability targets.

In addition, our continued success in selling products that appeal to our customers is dependent on our ability to innovate, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovation. Failure to continue to deliver quality and competitive products to the marketplace, to adequately protect our intellectual property rights, to supply products that meet applicable regulatory requirements or to predict market demands for, or gain market acceptance of, our products, could have a negative impact on our business, results of operations and financial condition.

Our future financial performance depends on our ability to purchase a sufficient amount of materials, precious metals, parts, and manufacturing equipment to meet the demands of our customers

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of materials, precious metals, parts and components from our suppliers. We may experience shortages that could adversely affect our operations. Although we work closely with our suppliers to avoid shortages, there can be no assurances that we will not encounter problems in the future. Furthermore, certain manufacturing equipment, raw materials or components are available only from a single source or limited sources. We may not be able to find alternate sources in a timely manner. A reduction, interruption or delay of supply, or a significant increase in the price for supplies, such as manufacturing equipment, precious metals, raw materials or energy, could have a material adverse effect on our businesses.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2012, Corning had goodwill and other intangible assets of $1,496 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

CORNING INCORPORATED – 2012 Form 10-K   8

Back to Contents

If our products, including materials purchased from our suppliers, experience performance issues, our business will suffer

Our business depends on the production of products of consistently high quality. Our products, components and materials purchased from our suppliers, are typically tested for quality. These testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons, our products, including materials purchased from our suppliers, may fail to perform as a customer expected. In some cases, product redesigns or additional expense may be required to address such issues. A significant or systemic quality issue could result in customer relations problems, lost sales, reduced volumes, product recalls and financial damages and penalties.

We operate in a highly competitive environment

We operate in a highly competitive environment, and our outlook depends on the company’s share of industry sales based on our ability to compete with others in the marketplace. The Company competes on the basis of product performance, customer service, quality and price. There can be no assurance that our products will be able to compete successfully with other companies’ products. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or unexpected, emerging technologies or products. We expect that we will face continuous competition from existing competitors, low cost manufacturers and new entrants. We believe we must invest in research and development, engineering, manufacturing and marketing capabilities, and continue to improve customer service in order to remain competitive. We cannot provide assurance that we will be able to maintain or improve our competitive position.

We may need to change our pricing models to compete successfully

We face intense competition in all of our businesses, particularly LCD glass, and general economic and business conditions can put pressure on us to change our prices. If our competitors offer significant discounts on certain products or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to retain our customers and market positions. Any such changes may reduce our profitability and cash flow. Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as we implement and our customers adjust to the new pricing policies. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease.

LCD glass generates a significant amount of the Company’s profits and cash flow, and any events that adversely affect the markets for LCD glass substrates could have a material and negative impact on results our financial results

Corning’s ability to generate profits and operating cash flow depends largely upon the level of profitability of our LCD business. As a result, any event that adversely affects our Display business could have a significant impact on results of our consolidated financial results. These events could include loss of patent protection, increased costs associated with manufacturing, and increased competition from the introduction of new, and more desirable products. If any of these events had a material adverse effect on the sales of our LCD glass, such an event could result in material charges and a significant reduction in profitability.

Additionally, emerging material technologies could replace our glass substrates for certain applications, including display glass, handheld cover glass and others, resulting in a decline in demand for our products. Existing or new production capacity for glass substrates may exceed the demand for them. Technologies for displays handheld cover glass and other applications in competition with our glass may reduce or eliminate the need for our glass substrates. New process technologies developed by our competitors may also place us at a cost or quality disadvantage. Our own process technologies may be acquired or used unlawfully by others, enabling them to compete with us. Our inability to manufacture glass substrates to the specifications required by our customers may result in loss of revenue, margins and profits or liabilities for failure to supply. A scarcity of resources, limitations on technology, personnel or other factors resulting in a failure to produce commercial quantities of glass substrates could have adverse financial consequences to us.

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

We may have additional tax liabilities

We are subject to income taxes in the U.S. and many foreign jurisdictions and are commonly audited by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our net profits from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form proposed legislation may pass, if enacted certain anti-deferral proposals could have a material adverse impact on our tax expense and cash flow.

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

CORNING INCORPORATED – 2012 Form 10-K   9

Back to Contents

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

We may experience difficulties in enforcing our intellectual property rights and we may be subject to claims of infringement of the intellectual property rights of others

We rely on patent and trade secret laws, copyright, trademark, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited and we may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses. We cannot provide assurance that the patents that we hold or may obtain will provide meaningful protection against our competitors. Changes in or enforcement of laws concerning intellectual property, worldwide, may affect our ability to prevent or address the misappropriation of, or the unauthorized use of, our intellectual property. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain and the outcome is often unpredictable. Other companies hold patents on technologies used in our industries and are aggressively seeking to expand, enforce and license their patent portfolios. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

The intellectual property rights of others could inhibit our ability to introduce new products. We periodically receive notices from, or have lawsuits filed against us by third parties claiming infringement, misappropriation or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties often include entities that do not have the capabilities to design, manufacture, or distribute products or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement and misuse. Such claims of infringement or misappropriation may result in loss of revenue, substantial costs, or lead to monetary damages or injunctive relief against us. We cannot provide assurance as to the outcome of any such claims.

Current or future litigation may harm our financial condition or results of operations

As described in Legal Proceedings in this Form 10-K, we are engaged in litigation and regulatory matters. Litigation and regulatory proceedings may be uncertain, and adverse rulings could occur, resulting in significant liabilities, penalties or damages. Such current or future substantial legal liabilities or regulatory actions could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

We may not capture significant revenues from our current research and development efforts for several years, if at all

Developing our products through research and development is expensive and the investment often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by increases in our gross margin. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position.

Business disruptions could affect our operating results

A significant portion of our manufacturing, research and development activities and certain other critical business operations are concentrated in a few geographic areas. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical facilities could severely affect our ability to conduct normal business operations and, as a result, our future financial results could be materially and adversely affected.

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

We face risks through equity affiliates that we do not control

Corning’s net income includes significant equity earnings from associated companies. For the year ended December 31, 2012, we recognized $810 million of equity earnings, of which 97% came from our two largest investments: Dow Corning (which makes silicone and high purity polycrystalline products) and Samsung Corning Precision Materials (which primarily makes liquid crystal display glass). Samsung Corning Precision Materials is located in the Asia-Pacific region and is subject to political and geographic risks mentioned above, as well as business and other risks within the Display Technologies segment. Our equity investments may not continue to perform at the same levels as in recent years. Dow Corning emerged from Chapter 11 bankruptcy in 2004 and has certain obligations under its Plan of Reorganization to resolve and fund claims of its creditors and personal injury claimants. Dow Corning may incur further bankruptcy charges in the future, which may adversely affect its operations or assets. Dow Corning also could be adversely impacted by an unfavorable ruling by the Chinese Ministry of Commerce (MOFCOM), and a continuation of significant price declines at their consolidated subsidiary, Hemlock Semiconductor Group. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, asbestos, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property policies including business interruption, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect in the future. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our historical primary and excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching their policies. The financial health of other insurers may deteriorate. Several of our insurance carriers are litigating with us the extent, if any, of their obligation to provide insurance coverage for asbestos liabilities asserted against us. The results of that litigation may adversely affect our insurance coverage for those risks. In addition, we may not be able to obtain adequate insurance coverage for certain types of risk such as political risks, terrorism or war.

Our global operations are subject to extensive trade and anti-corruption laws and regulations

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries. Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

CORNING INCORPORATED – 2012 Form 10-K   10

Back to Contents

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

Moreover, several of our equity affiliates and related partners are domiciled in areas of the world with laws, rules and business practices that differ from those in the United States. Although we strive to select equity partners and affiliates who share our values and understand our reporting requirements as a U.S.-domiciled company and to ensure that an appropriate business culture exists within these ventures to minimize and mitigate our risk, we nonetheless face the reputational and legal risk that our equity partners and affiliates may violate applicable laws, rules and business practices.

Acquisitions, joint ventures and strategic alliances may have an adverse effect on our business

We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty integrating new employees, business systems, and technology, or diversion of management’s attention from our other businesses. It may take longer than expected to realize the full benefits, such as increased revenue and cash flow, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events could harm our operating results or financial condition.

Improper disclosure of personal data could result in liability and harm our reputation

We store and process personally-identifiable information of our employees and, in some cases, our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of the increasingly hostile information security environment. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Significant macroeconomic events, changes in regulations, or a crisis in the financial markets could limit our access to capital

We utilize credit in both the capital markets and from banks to facilitate company borrowings, hedging transactions, leases and other financial transactions. We maintain a $1 billion revolving credit agreement in the United States to fund with potential liquidity needs and to backstop certain transactions. An adverse macroeconomic event or changes in bank regulations could limit our ability to gain access to credit or to renew the revolving credit agreement upon expiration. Additionally, a financial markets crisis may limit our ability to utilize financial markets to access liquidity.

Adverse economic conditions may adversely affect our cash investments

We maintain an investment portfolio of various types of securities with varying maturities and credit quality. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. A significant part of our investment portfolio consists, either directly or indirectly, through the use of money market funds of U.S. government securities. If global credit and equity markets experience prolonged periods of decline, or if the U.S. defaults on its debt obligations or its debt is downgraded, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely impact our financial results. Additionally, these events could limit liquidity for redemption of our money market fund investments, or losses if the money market funds experience a permanent loss.

Information technology dependency and security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm

The Company is increasingly dependent on sophisticated information technology and infrastructure. Any significant breakdown, intrusion, interruption or corruption of these systems or data breaches could have a material adverse effect on our business.

We use electronic information technology (IT) in our manufacturing processes and operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to disruptions from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. Such disruptions or security breaches could result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business. Like other global companies, we have, from time to time, experienced incidents related to our IT systems, and expect that such incidents will continue, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. We have measures and defenses in place against unauthorized access, but we may not be able to prevent, immediately detect, or remediate such events.

Additionally, utilities and other operators of critical energy infrastructure that serve our facilities face heightened security risks, including cyber attacks. In the event of such an attack, disruption in service from our utility providers could disrupt our manufacturing operations which rely on a continuous source of power (electrical, gas, etc.).

International trade policies may impact demand for our products and our competitive position

Government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our products and services, impact the competitive position of our products or prevent us (including our equity affiliates/joint ventures) from being able to sell products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, results of operations and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. These policies also affect our equity companies.

CORNING INCORPORATED – 2012 Form 10-K   11

Back to Contents

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We operate approximately 70 manufacturing plants and processing facilities, of which approximately 40% are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own approximately 96% of our research and development facilities and the majority of our manufacturing facilities. We own approximately 67% of our sales and administrative facilities, while the remaining facilities are leased.

For the years ended 2012, 2011 and 2010 we invested a total of $5.2 billion, primarily in facilities outside of the U.S. in our Display Technologies segment. Of the $1.8 billion spent in 2012, over $900 million was for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 25 million square feet. Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign
Manufacturing	19.1	7.0	12.1
Sales and administrative	2.1	1.7	0.4
Research and development	2.2	2.0	0.2
Warehouse	2.1	1.5	0.6
TOTAL	25.5	12.2	13.3

Total assets and capital expenditures by operating segment are included in Note 20 (Reportable Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 14 (Commitments, Contingencies, and Guarantees) to the Consolidated Financial Statements.

Item 3.   Legal Proceedings

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2012 and 2011, Corning had accrued approximately $21 million (undiscounted) and $25 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust. As of December 31, 2012, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2012, Dow Corning has estimated the liability to commercial creditors to be within the range of $90 million to $294 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $90 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

CORNING INCORPORATED – 2012 Form 10-K   12

Back to Contents

On July 20, 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated anti-dumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea, based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries, including a consolidated subsidiary of Dow Corning, exported solar-grade polycrystalline silicon to China at less than normal value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government. If the Chinese authorities rule that dumping or subsidization took place, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the U.S. Dow Corning and its consolidated subsidiaries are complying with MOFCOM in the investigations and are vigorously contesting the allegations. As the outcome of such actions is uncertain, Dow Corning cannot predict the ultimate impact of these matters.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 9,800 other cases (approximately 37,500 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As of December 31, 2012, Corning had received for these cases approximately $18.6 million in insurance payments related to those claims. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for past and future defense and indemnity costs for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On June 16, 2011, the Court entered an Order denying confirmation of the Amended PCC Plan. The Court’s memorandum opinion accompanying the order rejected some objections to the Amended PCC Plan and made suggestions regarding modifications to the Amended PCC Plan that would allow the Plan to be confirmed. Corning and other parties have filed a motion for reconsideration, objecting to certain points of this Order. Certain parties to the proceeding filed specific Plan modifications in response to the Court’s opinion and Corning supported these filings. Certain parties objected to the proposed Plan modifications and, to resolve some of those objections, further revisions to the Plan and other documents were filed. A modified Amended PCC Plan was then submitted by PCC, and objections to that Plan were filed by two parties. Those objections and the Plan are pending before the Court.

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,800 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more data becomes available.

The Amended PCC Plan with the modifications addressing issues raised by the Court’s June 16, 2011 opinion remains subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions that may not be achieved. The approval of the (further modified) Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. If the modified Amended PCC Plan is approved by the Bankruptcy Court, that approval will be subject to appeal. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. Prior to their merger, Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision Materials) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement, it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling was appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. On January 11, 2011, the Appellate Court ordered the Samsung Affiliates to pay 600 billion won in principal and 20 billion won in delayed interest to SGI and Creditors. Samsung promptly paid those amounts, which approximated $550 million when translated to United States dollars, from a portion of an escrow account established upon completion of SLI’s initial public offering (IPO) on May 7, 2010. On February 7, 2011, the Samsung Affiliates appealed the Appellate Court’s ruling to the Supreme Court of Korea and the appeal is currently in progress. Samsung Corning Precision Materials has not contributed to any payment related to these disputes, and has concluded that no provision for loss should be reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

CORNING INCORPORATED – 2012 Form 10-K   13

Back to Contents

Demodulation, Inc. On January 18, 2011, Demodulation, Inc. filed suit in the U.S. District Court for the District of New Jersey against Applied DNA Sciences, Inc., Corning Incorporated, Alfred University, Alfred Technology Resources, Inc., and John and Jane Does 1-10. Demodulation filed an amended complaint on August 3, 2011, alleging a conspiracy by the defendants to steal Demodulation’s alleged trade secrets and other intellectual property related to glass covered amorphous metal microwires and seeks damages under various theories, including breach of contract, defamation, conspiracy, antitrust, unfair competition, interference with prospective business relations and misappropriation of trade secrets. Corning moved to dismiss the amended complaint which was granted in part for certain claims, but denied as to other claims, e.g. breach of contract, unfair competition, misappropriation of trade secrets, and tortious interference with business relations. Plaintiff was granted leave to file a second amended complaint. Corning does not believe Demodulation’s allegations against Corning have merit and intends to defend the case vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning’s financial statements is remote.

Trade Secret Misappropriation Suits Concerning LCD Glass Technology. On July 18, 2011, in China, Corning Incorporated filed suit in the Beijing Second Intermediate People’s Court against Hebei Dongxu Investment Group Co., Ltd., which changed its name to Dongxu Group Co., Ltd. (Dongxu) for misappropriation of certain trade secrets related to the fusion draw process for manufacturing glass substrates used in active matrix liquid crystal displays (LCDs). Dongxu has filed an appeal to contest jurisdiction. On July 18, 2011, in Korea, Corning Incorporated and Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision Materials) filed suits in the Daejeon District Court against Dongxu, one of its officers, and two other named individuals, for related trade secret misappropriation. Samsung Corning Precision Materials is an equity company between Corning and Samsung Electronics Co., Ltd., which uses Corning LCD glass technology under license agreements with Corning. In these actions, Corning is seeking an order restraining Dongxu from using, disclosing, or permitting others to use, misappropriated Corning LCD glass manufacturing technology. Two of the individuals named in the Korean suit were previously convicted in Seoul Southern District Court on January 22, 2009, for the theft of certain Corning LCD glass technology that was being used by Samsung Corning Precision Materials. In February of 2012, the Daejon District Court entered judgment in the civil case against the two individuals and an officer of Dongxu. The Dongxu officer has appealed.

Grand Jury Subpoena. In March of 2012, Corning received a grand jury subpoena issued in the United States District Court for the Eastern District of Michigan from the U.S. Department of Justice in connection with an investigation into conduct relating to possible antitrust law violations involving certain automotive products, including catalytic converters, diesel particulate filters, substrates and monoliths. The subpoena required Corning to produce to the Department of Justice certain documents from the period January 1999 to March 2012. In November of 2012, Corning received another subpoena from the Department of Justice, with the same scope, but extending the time frame for the documents to be produced back to January 1, 1988. Corning’s policy is to comply with all laws and regulations, including all antitrust and competition laws. Antitrust investigations can result in substantial liability for the Company. Currently, Corning cannot estimate the ultimate financial impact, if any, resulting from the investigation. Such potential impact, if an antitrust violation by Corning is found, could however, be material to the results of operations of Corning in a particular period.

Item 4.   Mine Safety Disclosure

None.

CORNING INCORPORATED – 2012 Form 10-K   14

Back to Contents

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

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.

	First quarter	Second quarter	Third quarter	Fourth quarter
2012
Price range
High	$14.62	$14.58	$13.40	$13.96
Low	$12.52	$12.17	$10.62	$10.71
2011
Price range
High	$23.43	$22.05	$18.72	$15.75
Low	$18.93	$17.20	$11.90	$11.51

As of December 31, 2012, there were approximately 19,680 record holders of common stock and approximately 550,000 beneficial shareholders.

Between the third quarter of 2007 and the third quarter of 2011, Corning paid a quarterly cash dividend of $0.05 per share on the Company’s common stock. On October 5, 2011, Corning’s Board of Directors declared a 50% increase in the Company’s quarterly common stock dividend, increasing Corning’s quarterly dividend from $0.05 per share to $0.075 per share of common stock. On October 3, 2012, Corning’s Board of Directors declared a 20% increase in the Company’s quarterly common stock dividend. Corning’s quarterly dividend increased to $0.09 per share of common stock.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under our existing equity compensation plans as of December 31, 2012, including the 2010 Equity Plan for Non-Employee Directors and 2012 Long-Term Incentive Plan:

Plan category	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	64,061,000	16.63	85,622,329
Equity compensation plans not approved by security holders	0	0	0
TOTAL	64,061,000	16.63	85,622,329
(1) Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

CORNING INCORPORATED – 2012 Form 10-K   15

Back to Contents

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

(b)

Not applicable.

(c)

The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of shares purchased(1)	Average price paid per share(1)	Number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1-31, 2012	4,725,164	$13.31	4,673,797	$63,343,352
November 1-30, 2012	5,400,679	$11.74	5,393,700	$0
December 1-31, 2012	16,843	$12.40	0	$0
TOTAL AT DECEMBER 31, 2012	10,142,686	$12.47	10,067,497	$0

(1)

This column reflects the following transactions during the fiscal fourth quarter of 2012: (i) the deemed surrender to us of 3,073 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 72,116 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 10,067,497 shares of common stock in conjunction with the repurchase program announced in the fourth quarter of 2012.

(2)

On October 5, 2011, we publicly announced authorization to repurchase up to $1.5 billion of our common stock by December 31, 2013. The program was finalized in the fourth quarter of 2012.

CORNING INCORPORATED – 2012 Form 10-K   16

Back to Contents

Item 6.   Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)	Years ended December 31,
	2012	2011	2010	2009	2008
Results of operations
Net sales	$8,012	$7,890	$6,632	$5,395	$5,948
Research, development and engineering expenses	$745	$671	$603	$563	$627
Equity in earnings of affiliated companies	$810	$1,471	$1,958	$1,435	$1,358
Net income attributable to Corning Incorporated	$1,728	$2,805	$3,558	$2,008	$5,257
Earnings per common share attributable to Corning Incorporated:
Basic	$1.16	$1.80	$2.28	$1.30	$3.37
Diluted	$1.15	$1.77	$2.25	$1.28	$3.32
Cash dividends declared per common share	$0.32	$0.23	$0.20	$0.20	$0.20
Shares used in computing per share amounts:
Basic earnings per common share	1,494	1,562	1,558	1,550	1,560
Diluted earnings per common share	1,506	1,583	1,581	1,568	1,584
Financial position
Working capital	$7,739	$6,580	$6,873	$3,982	$2,567
Total assets	$29,375	$27,848	$25,833	$21,295	$19,256
Long-term debt	$3,382	$2,364	$2,262	$1,930	$1,527
Total Corning Incorporated shareholders’ equity	$21,486	$21,078	$19,375	$15,543	$13,443
Selected data
Capital expenditures	$1,801	$2,432	$1,007	$890	$1,921
Depreciation and amortization	$997	$957	$854	$792	$695
Number of employees	28,700	28,800	26,200	23,500	27,000

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition and results of operations. This discussion includes the following sections:

•

Overview

•

Results of Operations

•

Reportable Segments

•

Liquidity and Capital Resources

•

Environment

•

Critical Accounting Estimates

•

New Accounting Standards

•

Forward-Looking Statements

CORNING INCORPORATED – 2012 Form 10-K   17

Back to Contents

Overview

Although Corning’s net income decreased in 2012 when compared to 2011, we ended the year having made good progress towards our goals despite some challenging economic conditions and changing market environments. In 2012, we set a record for annual sales performance, stabilized our Display Technologies segment primarily through moderating price declines, and continued to grow our new product portfolio.

While Corning remains well positioned for the future, the economic headwinds which started in 2011 and continued into 2012 impacted the majority of our segments. Most severely impacted was our Display Technologies segment, due to significant year-over-year price declines which impacted both our wholly-owned business and our Display Technologies equity affiliates. These price declines were driven by excess glass supply and share shifts at several major customers beginning in the latter half of 2011 and continuing into the first quarter of 2012. The supply chain became more balanced during the remainder of 2012, as we saw a better matching of supply and demand for glass, resulting in more moderate sequential price declines. Results in our Telecommunications segment declined on higher sales in 2012, driven by an increase in operating expenses, the impact of restructuring actions and lower sales of premium fiber products, coupled with the absence of a contingent liability reversal recorded in the third quarter of 2011 in the amount of $27 million. Results also declined in the Environmental Technologies segment, due to a decrease in light duty diesel product sales and the impact of restructuring actions, offset slightly by improved manufacturing performance and lower air freight expenses. Although sales in the Life Sciences segment increased, largely as a result of the acquisition of the Discovery Labware business and a small acquisition completed in the fourth quarter of 2011, segment results declined due to an increase in acquisition–related operating expenses. Results increased substantially in our Specialty Materials segment, driven by significantly higher sales of our Corning Gorilla Glass used in portable display devices.

For the year ended December 31, 2012, we generated net income of $1.7 billion or $1.15 per share compared to net income of $2.8 billion or $1.77 per share for 2011. When compared to last year, the decrease in net income was due largely to the following items:

•

Lower net income in the Display Technologies segment due to significant price declines at both our wholly-owned business and the segment’s equity affiliates;

•

The impact of restructuring charges totaling $60 million, after tax, for costs associated with workforce reductions, asset write-offs and exit costs related to Corning’s corporate-wide restructuring plan announced in the fourth quarter of 2012;

•

A decline in equity earnings from Dow Corning due to a significant decrease in earnings at Hemlock Semiconductor Group (Hemlock), Dow Corning’s consolidated subsidiary that manufactures high purity polycrystalline silicon for the semiconductor and solar industries, driven by price and volume declines, coupled with restructuring and impairment charges in the amount of $81 million, after tax, related to workforce reductions and asset write-offs;

•

The absence of a tax benefit in the amount of $41 million from amending our 2006 U.S. Federal tax return to claim foreign tax credits, recorded in the third quarter of 2011;

•

Lower royalty income from our equity affiliate Samsung Corning Precision Materials due to the combination of lower sales and the reduction in the royalty rate which took effect in December 2011; and

•

An increase in our effective tax rate due to the following:

–

Temporary expiration of favorable U.S. tax provisions, the effects of which will be reversed in the first quarter of 2013 due to the retroactive application of The American Taxpayer Relief act enacted on January 3, 2013;

–

The partial expiration of tax holidays in Taiwan; and

–

Change in our mix of earnings.

The decrease in net income in 2012 was offset somewhat by higher net income in our Specialty Materials segment, a $52 million translation gain as a result of the liquidation of a foreign subsidiary, and the favorable impact of movements in foreign exchange rates.

Corning remains committed to a strategy of growing through global innovation. This strategy has served us well. Our key priorities for 2012 were similar to those in prior years: protect our financial health and invest in the future. During 2012, we made the following progress on these priorities:

Financial Health

Our financial position remained sound and we delivered strong cash flows from operating activities. Significant items in 2012 included the following:

•

Our debt to capital ratio at December 31, 2012 was 14%, higher than our debt to capital ratio of 10% at December 31, 2011.

•

Operating cash flow for the year was $3.2 billion, consistent with 2011.

•

We ended the year with over $6.1 billion of cash and short-term investments.

•

Corning’s Board of Directors declared a 20% increase in the Company’s quarterly common stock dividend.

•

We completed a stock repurchase program which began in the fourth quarter of 2011. During 2012, we repurchased 56 million shares of common stock for $720 million. This action reflects our belief that our share price is below our intrinsic value and our confidence in our ability to continue to generate strong cash flows in the future.

Investing in our future

We continue to focus on the future and on what we do best – creating keystone components that enable high-technology systems. We remain committed to investing in research, development and engineering to drive innovation. During 2012, we maintained a balanced innovation strategy focused on: growing our existing businesses; developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and investing in long range opportunities in each of our market segments.

We continue to work on new products, including glass substrates for high performance displays and LCD applications, diesel filters and substrates, and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers. In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems, fiber to the cell site and fiber to the antenna. We have focused our research, development and engineering spending to support the advancement of new product attributes for our Corning Gorilla Glass suite of products. We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic technologies.

Our research, development and engineering expenditures increased by $74 million in 2012 when compared to 2011, but remained relatively constant as a percentage of net sales. We believe our spending levels are appropriate to support our technology and innovation strategies.

Capital spending decreased in 2012 compared to 2011. In 2010, Corning announced several multi-year investment plans to increase manufacturing capacity in several of our reportable segments. Specifically, the projects focused on an LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning Gorilla Glass in Japan. Although spending for these projects continued into 2012, the majority of the construction costs were incurred in 2011, resulting in a significant decrease in capital spending in those segments. Slightly offsetting the decline was an increase in capital spending in the Telecommunications segment, driven by capacity expansion in our fiber business. Total capital expenditures for 2012 were $1.8 billion. In 2012, approximately $900 million was invested in our Display Technologies segment.

CORNING INCORPORATED – 2012 Form 10-K   18

Back to Contents

We expect our 2013 capital spending to be about $1.3 billion. Approximately $500 million will be allocated to our Display Technologies segment, of which approximately $200 million will be related to spending on 2012 capital projects.

Corporate Outlook

While Corning will not be without challenges in 2013 due to the uncertainty of the global economy, we expect sales to grow in our Telecommunications, Life Sciences, Specialty Materials and Environmental Technologies segments, and for our market share to stabilize and price declines to be moderate in our Display Technologies segment. A rise in global demand for Corning’s optical fiber and cable, combined with growth of enterprise network solutions products and fiber-to-the-premises sales in Australia should propel the sales improvement in our Telecommunications segment. Our recent acquisition of the majority of the Discovery Labware business of Becton, Dickinson and Company is expected to drive the Life Sciences segment sales growth in 2013. We believe the overall LCD glass retail market in 2013 will increase in the mid-to-high single digits from 3.5 billion square feet in 2012, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes. Net income may be negatively impacted by lower equity earnings from our equity affiliate Dow Corning and the impact of movements in foreign exchange rates. We may take advantage of acquisition opportunities that support the long-term strategies of our businesses. We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

Results of Operations

Selected highlights from our continuing operations follow (dollars in millions):

	2012	2011	2010	% change
				12 vs. 11	11 vs. 10
Net sales	$8,012	$7,890	$6,632	2	19
Gross margin	$3,397	$3,566	$3,049	(5)	17
(gross margin %)	42%	45%	46%
Selling, general and administrative expense	$1,165	$1,033	$1,015	13	2
(as a % of net sales)	15%	13%	15%
Research, development and engineering expenses	$745	$671	$603	11	11
(as a % of net sales)	9%	9%	9%
Restructuring, impairment and other charges (credits)	$133	$129	$(329)	3	*
(as a % of net sales)	2%	2%	(5)%
Asbestos litigation charge (credit)	$14	$24	$(49)	(42)	*
(as a % of net sales)	0%	0%	(1)%
Equity in earnings of affiliated companies	$810	$1,471	$1,958	(45)	(25)
(as a % of net sales)	10%	19%	30%
Income before income taxes	$2,117	$3,213	$3,845	(34)	(16)
(as a % of net sales)	26%	41%	58%
(Provision) benefit for income taxes	$(389)	$(408)	$(287)	(5)	42
(as a % of net sales)	(5)%	(5)%	(4)%
Net income attributable to Corning Incorporated	$1,728	$2,805	$3,558	(38)	(21)
(as a % of net sales)	22%	36%	54%
* The percentage change calculation is not meaningful.

Net Sales

Net sales in 2012 increased slightly when compared to the prior year, due to sales growth in the Specialty Materials, Telecommunications and Life Sciences segments, offset almost entirely by a decrease in sales in our Display Technologies segment. Sales in the Specialty Materials segment increased by double-digits due to the strong demand for Corning Gorilla Glass that is used as cover glass in portable handheld display devices, tablets and notebook computers. Telecommunications segment sales increased primarily due to sales growth in wireless and fiber-to-the-premises products. The increase in sales in our Life Sciences segment was driven by the acquisition of the BD Discovery Labware business in the fourth quarter of 2012, and by the small acquisition we completed in the fourth quarter of 2011 which produces high-quality cell culture media. Additionally, net sales were positively impacted by movements in foreign exchange rates.

Net sales in 2011 increased 19% when compared to 2010, due to sales growth in all of our segments, with the largest increases occurring in the Specialty Materials, Telecommunications and Environmental segments. Sales in the Specialty Materials segment increased by 86%, due to the strong demand for Corning Gorilla Glass that is used as cover glass in portable handheld display devices, tablets and notebook computers. Telecommunications segment sales increased due to strength across all of their product lines, most significantly in optical fiber and cable and fiber-to-the-premises products. Sales in the Environmental Technologies segment were higher, driven by higher demand for our diesel products. Additionally, net sales were positively impacted by movements in foreign exchange rates.

CORNING INCORPORATED – 2012 Form 10-K   19

Back to Contents

In 2012, net sales into international markets accounted for 77% of net sales. For 2011 and 2010, net sales into international markets accounted for 78% and 74%, respectively, of net sales.

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

Gross Margin

For 2012, gross margin dollars and as a percentage of sales decreased when compared to 2011, due to the impact of significant price declines in our Display Technologies segment. Partially offsetting this decline was improvement in our Specialty Materials segment, where significantly higher sales, increased manufacturing efficiency, and the absence of large cover glass start-up and tank conversion costs incurred in 2011, led to a double-digit increase in gross margin.

For 2011, gross margin dollars increased when compared to 2010, but declined slightly as a percentage of sales. Improvements in gross margin were driven by the impact of strong sales in the Specialty Materials segment, along with volume increases and manufacturing efficiency gains in the Environmental Technologies segment. Offsetting these gains were the impacts of significant price declines in our Display Technologies segment and large cover glass start-up and tank conversion costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for 2012 increased when compared to 2011, due primarily to an increase in performance-based compensation costs, expenses associated with the acquisition of the BD Discovery Labware business, and the absence of a credit in the amount of $27 million resulting from a reduction in a contingent liability associated with an acquisition recorded in 2011. As a percentage of net sales, selling, general, and administrative expenses in 2012 increased when compared to 2011, due to the increase in spending described above and relatively consistent net sales year over year.

Selling, general, and administrative expenses for 2011 increased slightly when compared to 2010, due primarily to an increase in salaries, partially as a result of three small acquisitions completed in 2011 and in the latter half of 2010, offset by an adjustment to performance-based compensation costs and a credit of $27 million resulting from a reduction in a contingent liability associated with an acquisition recorded in the first quarter of 2011. As a percentage of net sales, selling, general, and administrative expenses in 2011 were down considerably when compared to 2010.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; sales commissions; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

Research, development and engineering expenses increased by 11% in 2012 when compared to 2011, but remained relatively constant as a percentage of net sales. During 2012, Corning’s research, development and engineering focused on new product development, as well as adjacent glass opportunities which leverage existing materials or manufacturing processes. We believe our spending levels are adequate to support our technology and innovation strategies.

Research, development and engineering expenses for 2011 increased by $68 million to $671 million in 2011 when compared to 2010, but remained relatively constant as a percentage of net sales. Corning’s research, development and engineering expenses focused on our Specialty Materials and Telecommunications segments as we strive to capitalize on growth opportunities in those segments.

Restructuring, Impairment, and Other Charges and Credits

Corning recorded restructuring, impairment, and other charges and credits in 2012, 2011 and 2010, which affect the comparability of our results for the periods presented. Additional information on restructuring and asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges (Credits)), Note 9 (Property, Net of Accumulated Depreciation) and Note 16 (Fair Value Measurements) to the Consolidated Financial Statements. A description of those charges and credits follows:

2012 Activity

In response to uncertain global economic conditions, and the potential for slower growth in many of our businesses in 2013, Corning implemented a corporate-wide restructuring plan in the fourth quarter of 2012. We recorded charges of $89 million, before tax, which included costs for workforce reductions, asset write-offs and exit costs. Total cash expenditures associated with these actions are expected to be approximately $49 million, with the majority of spending for employee-related costs completed in 2013. Annualized savings from these actions are estimated to be approximately $71 million and will be reflected largely in selling, general, and administrative expenses.

The Specialty Materials segment recorded an impairment charge in the fourth quarter of 2011 in the amount of $130 million related to certain assets used in the production of large cover glass due to sales that were significantly below our expectations. In the fourth quarter of 2012, after reassessing the large cover glass business, Corning concluded that the large cover glass market was developing differently in 2012 than our expectations, demand for larger-sized cover glass was declining, and the market for this type of glass was instead targeting smaller gen size products. Additionally, in the fourth quarter of 2012, our primary customer of large cover glass notified Corning of its decision to exit from this display market. Based on these events, we recorded an additional impairment charge in the fourth quarter of 2012 in the amount of $44 million, before tax. This impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their fair market values, and includes machinery and equipment used in the ion exchange process.

CORNING INCORPORATED – 2012 Form 10-K   20

Back to Contents

2011 Activity

In the fourth quarter of 2011, the Specialty Materials segment recorded an impairment charge in the amount of $130 million related to certain assets located in Japan used in the ion exchange process for the production of large cover glass. Large cover glass is primarily used as a cover sheet of strengthened glass for frameless (bezel-less) LCD displays. The large cover glass impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their relative fair market values as of the date of impairment. This asset group includes machinery and equipment used in the ion exchange process and facilities dedicated to the ion exchange process.

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

Asbestos Litigation

In 2012, we recorded an increase to our asbestos litigation liability of $14 million compared to an increase of $24 million in 2011. In 2010, we recorded a net decrease to our asbestos litigation liability of $49 million. The net decrease in 2010 was due primarily to a $54 million decrease to our estimated liability for asbestos litigation that was recorded in the first quarter of 2010, as a result of the change in terms of the proposed settlement of the PCC asbestos claims. For the remainder of 2010, we recorded net credit adjustments to our asbestos litigation liability of $5 million to reflect the change in value of the estimated settlement liability.

Our asbestos litigation liability was estimated to be $671 million at December 31, 2012, compared with an estimate of $657 million at December 31, 2011. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the proposed Amended PCC Plan is ultimately effective, and a portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

See Legal Proceedings for additional information about this matter.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity earnings of affiliated companies (in millions):

	Years ended December 31,
	2012	2011	2010
Samsung Corning Precision Materials	$699	$1,031	$1,473
Dow Corning	90	404	444
All other	21	36	41
TOTAL EQUITY EARNINGS	$810	$1,471	$1,958

Equity earnings of affiliated companies decreased in 2012, reflecting lower earnings performance at both Samsung Corning Precision Materials and at Dow Corning, when compared to last year.

The change in equity earnings from Samsung Corning Precision Materials is explained more fully in the discussion of the performance of the Display Technologies segment and in All Other.

Equity earnings from Dow Corning decreased substantially in 2012 when compared to 2011. Beginning in the latter half of 2011, and continuing into 2012, Dow Corning began experiencing unfavorable industry conditions at its consolidated subsidiary Hemlock Semiconductor Group (Hemlock), a producer of high purity polycrystalline silicon for the semiconductor and solar industries, driven by over-capacity at all levels of the solar industry supply chain. This over-capacity led to significant declines in polycrystalline spot prices in the fourth quarter of 2011, and prices remained depressed throughout 2012. Also potentially impacting this business is a Chinese Ministry of Commerce (MOFCOM) anti-dumping and countervailing duty investigation of imports of solar-grade polycrystalline solar products from the U.S. and Korea. If the Chinese authorities rule that dumping or subsidization took place, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the U.S.

Due to the conditions and uncertainties described above, sales volume has declined and production levels of certain operating assets have been reduced. As a result, Dow Corning determined that a polycrystalline silicon plant expansion previously delayed since the fourth quarter of 2011 would no longer be economically viable and made the decision to abandon this expansion activity in the fourth quarter of 2012. The abandonment resulted in an impairment charge of $57 million, before tax, for Corning’s share of the write down in the value of these construction-in-progress assets. Further, the startup of another plant expansion that was expected to begin production in 2013 is being delayed until sales volumes increase to levels necessary to support operations.

Additionally, during the fourth quarter of 2012, the events and circumstances described above indicated that additional assets of Dow Corning’s polycrystalline silicon business might be impaired. In accordance with accounting guidance for impairment of long-lived assets, Dow Corning compared estimated undiscounted cash flows to the assets’ carrying value and determined that the asset group is recoverable as of December 31, 2012. However, it is reasonably possible that the estimate of undiscounted cash flows could change in the near term, resulting in the need to write down those assets to fair value. If a significant adverse duty is imposed by MOFCOM or there is continued pricing deterioration or other adverse market conditions that result in non-performance by customers under long-term contracts, Dow Corning’s estimates of cash flows might change. Partially mitigating the adverse circumstances described above are long-term contracts that Dow Corning established in preparation for this negative volatility. These long-term contracts contain customer pre-payment requirements, as well as a provision that the customers “take or pay” the contracted volume of the polycrystalline silicon over the life of the contract. Corning’s share of the carrying value of this asset group is approximately $700 million, after tax.

In addition to the significant declines in polycrystalline silicon prices and the impairment charge described above, equity earnings from Dow Corning were also negatively impacted in 2012 by the following items:

•

Corning’s share of the restructuring actions taken in the silicone products segment associated with workforce reductions and the impairment of assets in the amount of $30 million, before tax;

•

Higher operating expenses due to an increase in pension expense, severance expense and compensation accruals;

•

Price declines for silicone products; and

•

The unfavorable impact from movements in foreign exchange rates.

CORNING INCORPORATED – 2012 Form 10-K   21

Back to Contents

The decrease in equity earnings from Dow Corning in 2012 was offset somewhat by the following items:

•

A gain in the amount of $10 million, before tax, associated with the resolution of a contract dispute by Hemlock against one of its customers relating to enforcement of long-term supply agreements;

•

An increase in volume for silicone products; and

•

Lower interest expense.

The decline in equity earnings from Dow Corning in 2011 when compared to 2010 was primarily due to the following items:

•

An increase in raw material costs of slightly above $100 million;

•

A sales shift from higher priced, higher margin silicones to lower priced, lower margin silicones; and

•

A decrease in advanced energy manufacturing tax credits.

The decrease in equity earnings from Dow Corning was partially offset by a gain in the amount of $89 million associated with the resolution of a contract dispute by Hemlock against one of its customers relating to enforcement of long-term supply agreements.

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2012	2011	2010
Royalty income from Samsung Corning Precision Materials	$83	$219	$265
Foreign currency transaction and hedge gains (losses), net	8	(43)	(22)
Loss on retirement of debt	(26)		(30)
Net loss attributable to noncontrolling interests	5	3	2
Other, net	13	(61)	(31)
TOTAL	$83	$118	$184

Royalty income from Samsung Corning Precision Materials decreased significantly in 2012, when compared to 2011, reflecting a decrease in the applicable royalty rate, coupled with a decline in sales volume at Samsung Corning Precision Materials. In December 2011, the applicable royalty rate was reduced for a five-year period by approximately 50% compared to the prior five years.

Income Before Income Taxes

In addition to the items identified under Gross margin, Restructuring, impairment and other charges (credits), Asbestos litigation charge (credit), and Other income, net, movements in foreign exchange rates also had a slightly positive impact for the years presented.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):

	Years ended December 31,
	2012	2011	2010
Provision for income taxes	$389	$408	$287
Effective tax rate	18.4%	12.7%	7.5%

The effective income tax rate for 2012 differed from the U.S. statutory rate of 35% primarily due to the following items:

•

Rate differences on income/(losses) of consolidated foreign companies, partially offset by U.S. tax on deemed repatriated earnings of which $37 million will be reversed in the first quarter of 2013 due to the retroactive application of the American Taxpayer Relief Act enacted on January 3, 2013;

•

The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and

•

The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

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

Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other foreign net operating loss carry forwards and federal and state tax credits, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. U.S. profits of approximately $7.1 billion will be required to fully realize the deferred tax assets as of December 31, 2012. Of that amount, $3.8 billion of U.S. profits will be required over the next 13 years to fully realize the deferred tax assets associated with federal net operating loss and credit carry forwards. The remaining deferred tax assets will be realized as the underlying temporary differences reverse over an extended period. The amount of U.S. and foreign deferred tax assets that had valuation allowances at December 31, 2012 and 2011 was $210 million and $219 million, respectively.

CORNING INCORPORATED – 2012 Form 10-K   22

Back to Contents

We currently provide income taxes on the earnings of foreign subsidiaries and affiliated companies to the extent these earnings are currently taxable or not indefinitely reinvested. As of December 31, 2012, taxes have not been provided on approximately $11.9 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Our foreign subsidiary in Taiwan operates under various tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2015. The impact of the tax holidays on our effective rate is a reduction in the rate of 1.6, 2.0 and 3.1 percentage points for 2012, 2011 and 2010, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements for further details regarding income tax matters.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):

	Years ended December 31,
	2012	2011	2010
Net income attributable to Corning Incorporated	$1,728	$2,805	$3,558
Basic earnings per common share	$1.16	$1.80	$2.28
Diluted earnings per common share	$1.15	$1.77	$2.25
Shares used in computing per share amounts
Basic earnings per common share	1,494	1,562	1,558
Diluted earnings per common share	1,506	1,583	1,581

Reportable Segments

Our reportable segments are as follows:

•

Display Technologies – manufactures glass substrates for flat panel liquid crystal displays.

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

•

Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to provide workflow solutions for scientific applications.

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

Display Technologies

(dollars in millions)	2012	2011	2010	% change
				12 vs. 11	11 vs. 10
Net sales	$2,909	$3,145	$3,011	(8)	4
Equity earnings of affiliated companies	$692	$1,027	$1,452	(33)	(29)
Net income	$1,602	$2,349	$2,993	(32)	(22)

CORNING INCORPORATED – 2012 Form 10-K   23

Back to Contents

2012 vs. 2011

The decrease in net sales in 2012, when compared to 2011, reflects significant price declines which occurred in the fourth quarter of 2011 and the first quarter of 2012, driven by customer and competitive pressures associated with share shifts at several major customers in a period of excess glass supply. Sequential price declines became much more moderate in the second and third quarters of 2012, reflecting a better matching of supply and demand for glass, and more stable levels of inventory in the LCD supply chain. In the third and fourth quarter of 2012, Corning entered into new agreements with key customers. These agreements stabilize Corning’s share at each of the customers and maintain a fixed relationship between Corning’s pricing and competitive pricing at that customer. Fourth quarter sequential price declines were slightly higher than the prior two quarters, due to some initial adjustments to line up Corning’s prior pricing with the requirements of these new agreements. Retail demand for larger-sized LCD televisions drove a double-digit increase in volume in our wholly-owned business in 2012, when compared to the prior year, and slightly offset the price declines described above. Movements in foreign exchange rates did not significantly impact net sales of this segment.

The decrease in equity earnings from our Display Technologies equity affiliates in 2012, when compared to 2011, reflected substantial price declines, driven by the circumstances described above, relatively consistent volume and share loss at a key customer. Also negatively impacting equity earnings were restructuring actions taken in the fourth quarter of 2012, consisting largely of tank and finishing line asset write-offs, in the amount of $18 million. Although equity earnings of the equity affiliates of this segment are impacted by movements in both the U.S. dollar – Japanese yen and U.S. dollar – Korean won exchange rates, movements in foreign exchange rates did not significantly impact equity earnings for the year ended December 31, 2012.

When compared to 2011, the decrease in net income in 2012 reflects the impact of price declines described above at both our wholly-owned business and the segment equity affiliates, a reduction in royalty income, and the impact of restructuring actions, partially offset by a double-digit increase in volume at our wholly-owned business. Restructuring costs in this segment totaled approximately $21 million, before tax, and consisted primarily of the write-off of finishing line assets located in Japan and exit costs for the consolidation of office space. Movements in foreign exchange rates did not significantly impact net income of this segment.

A number of Corning’s patents and know-how are licensed to Samsung Corning Precision Materials, as well as to third parties, which generates royalty income. Royalty income from Samsung Corning Precision Materials decreased significantly in 2012, when compared to 2011, reflecting a decrease in the applicable royalty rate, coupled with a decline in sales volume at Samsung Corning Precision Materials. In December 2011, the applicable royalty rate was reduced for a five-year period by approximately 50% compared to the prior five years. Refer to Note 7 (Investments) to the Consolidated Financial Statements for more information about related party transactions.

2011 vs. 2010

The end market for LCD televisions was up slightly in 2011, with unit growth rates remaining consistent with or exceeding our expectations across all geographic regions. Additionally, larger-sized LCD televisions were the fastest growing size category in 2011 and have resulted in area growth rates that were even higher than unit growth rates. However, because Corning sells to panel makers and not to end market consumers, supply chain expansion and contraction for this industry are key factors in Corning’s sales volume. While end market demand continues to grow in all LCD applications, inventory levels within the LCD supply chain have not kept pace with this growth, and have, in fact, declined in absolute terms during 2011 when compared to 2010, resulting in lower volume and excess capacity in the supply chain. As a result, Corning announced in the fourth quarter of 2011 that it would reduce capacity at our wholly-owned business by delaying the start-up of new glass melting tanks, as well as postponing the relight of tanks that were removed from service for normal repair. Our equity affiliate, Samsung Corning Precision Materials, took similar actions in the fourth quarter of 2011.

The slight increase in net sales in the Display Technologies segment in 2011, compared to 2010, was driven primarily by the favorable impact of movements in foreign exchange rates. Net sales of this segment are denominated in Japanese yen and, as a result, are susceptible to movements in the U.S. dollar-Japanese yen exchange rate. Volume growth in 2011 was more than offset by price declines, when compared to 2010.

When compared to 2010, the decrease in equity earnings from Samsung Corning Precision Materials in 2011 reflected volume and price declines, offset somewhat by the favorable impact of movements in foreign exchange rates. Equity earnings of Samsung Corning Precision Materials are impacted by movements in both the U.S. dollar – Japanese yen and U.S. dollar – Korean won exchange rates. The impact of the supply chain contraction and excess capacity in 2011 has been more severe in Korea, resulting in higher price and volume declines at Samsung Corning Precision Materials than at our wholly-owned business. Additionally, in the fourth quarter of 2011, although Samsung Corning Precision Materials significantly reduced its glass pricing in light of the current state of glass supply in the industry, it did not recover market share that was lost in the third quarter. Due to these market dynamics, Samsung Corning Precision Materials reduced its glass melting capacity, as described above. Equity earnings were also negatively impacted by higher taxes due to the partial expiration of a Korean tax holiday and the absence of a $61 million credit for our share of a revised tax holiday calculation agreed to by the Korean National Tax service recorded in 2010.

When compared to 2010, the decrease in net income in the Display Technologies segment in 2011 reflects the impact of lower equity earnings, price declines and a decrease in royalty income, partially offset by improved manufacturing efficiency and the favorable impact of foreign exchange rate movements. Net income was also negatively impacted by the absence of a pre-tax credit recorded in 2010 in the amount of $324 million as settlement of business interruption and property damage insurance claims.

Other Information

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan, China and Taiwan. In 2012, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 63% of total segment sales. For 2011, four customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 77% of total segment sales. For 2010, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 72% of total segment sales. Our customers face the same global economic dynamics as we do in this market. Our near-term sales and profitability would be impacted if any of these significant customers were unable to continue to purchase our products.

In addition, Samsung Corning Precision Materials’ sales are concentrated across a small number of its customers. In 2012, 2011 and 2010, sales to two LCD panel makers located in Korea accounted for approximately 93% of Samsung Corning Precision Materials sales in each of those three years.

Corning has invested heavily to expand capacity to meet the projected demand for LCD glass substrates. In 2012, 2011, and 2010, capital spending in this segment was $853 million, $1.3 billion, and $497 million, respectively. We expect capital spending for 2013 to be approximately $500 million, of which approximately $200 million will be related to spending on 2012 capital projects.

CORNING INCORPORATED – 2012 Form 10-K   24

Back to Contents

Outlook:

We expect the overall LCD glass retail market to be up mid-to-high single digits in 2013, from 3.5 billion square feet in 2012. We believe that the long-term market drivers will be LCD television growth, driven by growth of larger-sized LCD televisions and increased demand in emerging regions.

In the first quarter of 2013, we expect volume at our wholly-owned business and our segment equity affiliates to increase when compared to the first quarter of 2012, but to be down sequentially by mid-single digits. We expect price declines in our wholly owned business in the first quarter of 2013 to be more moderate when compared to the previous quarter, and for price declines at our segment equity affiliates to be consistent with the prior quarter.

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

Telecommunications

(dollars in millions)	2012	2011	2010	% change
				12 vs. 11	11 vs. 10
Net sales:
Optical fiber and cable	$1,102	$1,051	$878	5	20
Hardware and equipment	1,028	1,021	834	1	22
Total net sales	$2,130	$2,072	$1,712	3	21
Net income	$155	$195	$98	(21)	99

2012 vs. 2011

Net sales for the segment were up slightly when compared to 2011, driven by increased demand for optical fiber and cable in China, fiber-to-the-premises products in Australia, and wireless products. This growth was offset somewhat by declines in demand for legacy copper products and the negative impact of foreign exchange rate movements.

The decrease in net income in 2012 reflects the impact of restructuring actions, lower sales of premium fiber products, an increase in research and development expenses, an increase in project spending, and the absence of a contingent liability reversal recorded in 2011 in the amount of $27 million. Somewhat offsetting the decrease in net income was a translation gain in the amount of $52 million for the liquidation of a foreign subsidiary recorded in the fourth quarter of 2012 and the partial reversal of a warranty reserve related to our fiber-to-the-premises and fiber optic cable products in the pre-tax amount of $10 million, recorded in the third quarter of 2012. Net income of this segment in 2012 included approximately $39 million of restructuring charges associated with the Company’s corporate-wide restructuring plan, which included headcount reductions, asset write-offs and the write-off of a small equity affiliate in Japan. Movements in foreign exchange rates did not significantly impact net income of this segment.

The Telecommunications segment has a concentrated customer base. In the years ended December 31, 2012, 2011, and 2010, one customer, which individually accounted for more than 10% of segment net sales, accounted for 12%, 12%, and 15%, respectively, of total segment net sales.

2011 vs. 2010

In 2011, net sales of the Telecommunications segment increased when compared to 2010 due to higher sales in all of the segment’s product lines, led by fiber-to-the-premises, optical fiber and cable, and enterprise network products. Sales of fiber-to-the-premises products increased 39%, driven by initiatives in Canada, Europe and Australia. Optical fiber and cable sales growth reflected record volume, moderating price declines and an increase in sales of premium products. Sales also increased due to a small acquisition completed in the first quarter of 2011 and the positive impact from movements in foreign exchange rates.

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

Outlook:

We expect a strong year of sales growth in the Telecommunications segment in 2013, driven by an increase in global demand for our optical fiber and cable, a significant ramp-up of our fiber-to-the-premises initiative in Australia and strong growth of our enterprise network products. In the first quarter of 2013, we expect net sales of this segment to increase when compared to the same period last year.

Changes in our customers’ expected deployment plans, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect sales levels. Should these plans not occur at the pace anticipated, our sales and earnings would be adversely affected.

CORNING INCORPORATED – 2012 Form 10-K   25

Back to Contents

Environmental Technologies

(dollars in millions)	2012	2011	2010	% change
				12 vs. 11	11 vs. 10
Net sales:
Automotive	$486	$476	$462	2	3
Diesel	478	522	354	(8)	47
Total net sales	$964	$998	$816	(3)	22
Net income	$115	$121	$43	(5)	181

2012 vs. 2011

Net sales of this segment decreased in 2012 when compared to 2011, due to a decline in net sales of our diesel products and the negative impact of movements in foreign exchange rates. Although sales of light duty diesel products decreased due to a decline in demand for vehicles in Europe requiring light duty diesel filters, sales of our heavy duty diesel products increased 8% in 2012, partially offsetting the decrease in light duty diesel sales. During the latter half of 2012, however, the rate of growth of heavy duty products declined, driven by a slowing of Class 8 truck orders in North America. Sales of our automotive products increased in 2012, when compared to 2011, on continued growth in worldwide automotive production, led by growth in North America.

Net income in 2012 decreased slightly, driven by a decrease in sales of light duty diesel products, offset somewhat by an increase in heavy duty diesel volume, improved manufacturing performance and a decrease in air freight costs, when compared to the same period last year. In 2012, net income of this segment included approximately $3 million, before tax, of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce its global workforce. Movements in foreign exchange rates did not have a significant impact on the comparability of net income for the periods presented.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers. For 2012, 2011, and 2010, net sales to three customers, which individually accounted for more than 10% of segment sales, accounted for 86%, 85%, and 86%, respectively, of total segment sales. While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

2011 vs. 2010

When compared to 2010, net sales in the Environmental Technologies segment increased in 2011, primarily due to higher sales of diesel products. The increase was driven by an increase in truck production in the United States, implementation of European governmental regulations on light duty diesel vehicles, and the first stages of the implementation of off-road vehicle regulations in the United States. Sales of our automotive products also increased slightly in 2011, when compared to 2010, reflecting the continuing growth of worldwide automotive production. Net sales of this segment in 2011 were not materially impacted by movements in foreign exchange rates when compared to 2010.

Net income in 2011 increased 181%, when compared to 2010, due to higher sales volume for our diesel products, combined with reduced air freight expense and improved manufacturing performance in both diesel and automotive product lines. The increase in net income was slightly offset by higher depreciation and project costs on manufacturing capacity expansion. Movements in foreign exchange rates in 2011 did not materially impact the results of this segment when compared to 2010.

Outlook:

In 2013, we anticipate that the worldwide auto and heavy-duty diesel truck markets should grow when compared to 2012. We expect net sales of this segment to decline in the first quarter of 2013, when compared to record quarterly sales in the same period last year.

Specialty Materials

(dollars in millions)	2012	2011	2010	% change
				12 vs. 11	11 vs. 10
Net sales	$1,346	$1,074	$578	25	86
Net income (loss)	$142	$(36)	$(32)	*	13
* The percentage change calculation is not meaningful.

2012 vs. 2011

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

Net sales in 2012 increased in the Specialty Materials segment when compared to the same period in 2011, driven by a significant increase in sales volume of Corning Gorilla Glass. Sales of Corning Gorilla Glass have continued to increase due to a combination of strong retail demand for handheld display devices, tablets and notebook computers, and an increase in usage of our glass on these devices. Moderate price declines for Corning Gorilla Glass and lower sales of our advanced optics products partially offset the increase in net sales. Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in 2012.

CORNING INCORPORATED – 2012 Form 10-K   26

Back to Contents

When compared to the same period last year, the increase in net income in 2012 was driven by the increase in sales of Corning Gorilla Glass, combined with increased manufacturing efficiency and the absence of large cover glass start-up and tank conversion costs incurred in 2011. Also impacting results of this segment was the net positive difference in large cover glass asset write-offs in 2012 versus 2011 in the pre-tax amount of $86 million. Net income included approximately $10 million (pre-tax) of restructuring charges associated with the Company’s corporate-wide restructuring plan, which included headcount reductions and asset write-offs related to our advanced optics product line. Net income was not significantly impacted from movements in foreign exchange rates when compared to the same period in 2011.

For 2012, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 54% of total segment sales. For 2011, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 42% of total segment sales. For 2010, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 43% of total segment sales.

2011 vs. 2010

Net sales in 2011 increased significantly in the Specialty Materials segment, driven by sales of Corning Gorilla Glass, which more than doubled when compared to 2010, and a modest increase in semiconductor optics and aerospace and defense products. Movements in foreign exchange rates did not significantly impact net sales of this segment in 2011. Sales of Corning Gorilla Glass increased considerably, especially during the first nine months of 2011, due to a combination of strong retail demand for handheld display devices, tablets and notebook computers, and increased usage of our glass on these devices. Although sales of Corning Gorilla Glass used in our large cover glass products increased in 2011 when compared to 2010, sales were significantly below our expectations in 2011 and are expected to be lower than forecasted in 2012. As a result, certain assets located in Japan used in the ion exchange process for the production of large cover glass were impaired in the fourth quarter of 2011. This asset group includes machinery and equipment used in the ion exchange process and facilities dedicated to the ion exchange process. The Specialty Materials segment reduced capacity for its Corning Gorilla Glass products, including the impairment of large cover glass assets, in the fourth quarter of 2011 as part of Corning’s worldwide capacity reduction of approximately 25%.

The slight increase in net loss in 2011 when compared to 2010 was driven by the large cover glass asset impairment charge in the amount of $130 million (pre-tax), offset by the considerable increase in sales volume of our Corning Gorilla Glass used in handheld display devices, tablets and notebook computers. Net income was also impacted somewhat by declines in manufacturing efficiency caused primarily by start-up costs for large cover glass and glass tank conversions necessary to increase manufacturing capacity for Corning Gorilla Glass in 2011, as well as the negative impact of movements in foreign exchange rates.

Outlook:

For 2013, we expect double digit market growth for Corning Gorilla Glass, driven by its continued popularity as a cover glass for smartphones and tablets, and the emergence of touch technology on notebook computers. In the first quarter of 2013, we expect net sales to decline sequentially and compared to the same period in 2012.

Life Sciences

(dollars in millions)	2012	2011	2010	% change
				12 vs. 11	11 vs. 10
Net sales	$657	$595	$508	10	17
Net income	$31	$61	$60	(49)	2

2012 vs. 2011

Net sales in 2012 increased due to the impact of the acquisition of the majority of the Discovery Labware business, which was completed in the fourth quarter of 2012, and a small acquisition completed in the fourth quarter of 2011, as well as a slight increase in the segment’s existing product lines. The acquisitions support the Company’s strategy to expand Corning’s portfolio of life sciences products and enhance global customer access in this business, and accounted for $65 million of the increase in sales in 2012 when compared to 2011. The negative impact of foreign exchange rate movements partially offset the increase in sales.

The decrease in net income in 2012 reflects the impact of higher raw materials costs and operating expenses in the amount of $22 million related to the acquisition of a majority of the Discovery Labware business, which more than offset the favorable impact of the increase in net sales. Also negatively impacting net income of this segment in 2012 was approximately $2 million of restructuring charges associated with the Company’s corporate-wide restructuring plan to reduce global headcount. Net income in 2012 was not significantly impacted by movements in foreign exchange rates when compared to the same period in 2011.

For 2012, 2011, and 2010, two customers in the Life Sciences segment, which individually accounted for more than 10% of total segment net sales, collectively accounted for 38%, 39%, and 37%, respectively, of total segment sales.

2011 vs. 2010

Net sales in 2011 increased when compared to 2010 due to a small acquisition completed in the fourth quarter of 2010 and higher sales in the segment’s existing product lines. Net sales in 2011 were not significantly impacted by movements in foreign exchange rates when compared to 2010.

Net income in 2011 was consistent with 2010, reflecting costs for manufacturing expansion projects, higher raw materials costs and the impact of the integration of the acquisition completed in 2010, offset by modest volume and price increases. Net income of this segment was not significantly impacted by movements in foreign exchange rates when compared to 2010.

Outlook:

Sales in the Life Sciences segment are expected to increase in both the first quarter and full year of 2013, primarily due to the impact of the Discovery Labware business acquisition completed in the fourth quarter of 2012.

CORNING INCORPORATED – 2012 Form 10-K   27

Back to Contents

All Other

(dollars in millions)	2012	2011	2010	% change
				12 vs. 11	11 vs. 10
Net sales	$6	$6	$7	0	(14)
Research, development and engineering expenses	$124	$98	$114	27	(14)
Equity earnings of affiliated companies	$17	$15	$45	13	(67)
Net loss	$(98)	$(78)	$(75)	26	4

All Other includes all other segments that do not meet the quantitative threshold for separate reporting. This group is primarily comprised of development projects that involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass. This segment also includes results for certain corporate investments such as Samsung Corning Precision Materials’ non-LCD glass businesses, Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products, and Corsam Technologies LLC (Corsam), an equity affiliate established between Corning and Samsung Corning Precision Materials to provide glass technology research. Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information about Samsung Corning Precision Materials and related party transactions.

2012 vs. 2011

The results of this segment for the year ended 2012, when compared to the same period last year, reflect an increase in research, development and engineering expenses for development projects, offset by a gain on the sale of assets in Samsung Corning Precision Materials’ non-LCD glass business.

2011 vs. 2010

The increase in net loss in 2011 when compared to 2010 in this segment was driven by lower equity earnings from Samsung Corning Precision Materials’ non-LCD glass businesses, partially offset by lower research, development and engineering expenses.

Liquidity and Capital Resources

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure during 2012 and 2011:

•

In the first quarter of 2012, we issued $500 million of 4.75% senior unsecured notes that mature on March 15, 2042 and $250 million of 4.70% senior unsecured notes that mature on March 15, 2037. The net proceeds of $742 million will be used for general corporate purposes.

•

In the fourth quarter of 2012, we completed the following debt-related transactions:

–

We issued $250 million of 1.45% senior unsecured notes that mature on November 15, 2017. The net proceeds of $248 million from the offering will be used for general corporate purposes.

–

We repurchased $13 million of our 8.875% senior unsecured notes due 2021, $11 million of our 8.875% senior unsecured notes due 2016, and $51 million of our 6.75% senior unsecured notes due 2013. Additionally, we redeemed $100 million of our 5.90% senior unsecured notes due 2014 and $74 million of our 6.20% senior unsecured notes due 2016. We recognized a pre-tax loss of $26 million upon the early redemption of these notes.

•

In the fourth quarter of 2012, Corning’s Board of Directors declared a 20% increase in the company’s quarterly common stock dividend. Corning’s quarterly dividend increased from $0.075 per share to $0.09 per share of common stock.

•

On October 5, 2011, Corning’s Board of Directors approved the repurchase of up to $1.5 billion of common stock between the date of the announcement and December 31, 2013. Corning finalized the repurchase program in the fourth quarter of 2012, and repurchased a total of 111 million shares for $1.5 billion during the program.

•

In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $642 million when translated to United States dollars. Corning was able to request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”). The time period for Corning to draw under the RMB facility expired at the end of 2012. Our financing agreement requires us to repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due in August 2016, five years from the date of the first advance. Corning also has the right to repay this loan in full at pre-determined dates with no pre-payment penalty. In 2012, we borrowed the equivalent of approximately $377 million from this credit facility.

Capital Spending

Capital spending was $1.8 billion in 2012, a decrease of $631 million when compared to 2011. In 2010, Corning announced several multi-year investment plans to increase manufacturing capacity in several of our reportable segments. Specifically, the projects focused on an LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning Gorilla Glass in Japan. Although spending for these projects continued into 2012, the majority of the construction costs were incurred in 2011, resulting in a significant decrease in capital spending in those segments in 2012. Slightly offsetting the decline was an increase in capital spending in the Telecommunications segment, driven by capacity expansion in our fiber business. We expect our 2013 capital expenditures to be approximately $1.3 billion. Approximately $500 million will be allocated to our Display Technologies segment, of which approximately $200 million will be related to spending on 2012 capital projects.

CORNING INCORPORATED – 2012 Form 10-K   28

Back to Contents

Cash Flows

Summary of cash flow data (in millions):

	Years ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$3,206	$3,189	$3,835
Net cash used in investing activities	$(2,628)	$(2,056)	$(1,769)
Net cash used in financing activities	$(115)	$(980)	$(2)

2012 vs. 2011

Although 2012 net income declined when compared to 2011, operating cash flow remained relatively consistent. The decrease in net income resulted primarily from the non-cash impacts of significantly lower equity earnings and the absence of the positive impact of movements in foreign exchange rates experienced in 2011. The cash impact of higher dividends and a net positive change in working capital also effected operating cash flow.

Net cash used in investing activities increased in 2012 when compared to 2011, due to the acquisition of the majority of the Discovery Labware business from Becton, Dickinson and Company, an investment in an affiliated company, and lower cash received from short-term investment liquidations, offset slightly by a decrease in capital spending.

Net cash used in financing activities decreased in 2012 when compared to 2011, primarily due to the proceeds received from the issuance of long-term debt, coupled with a decline in cash used for stock repurchases in 2012. Somewhat offsetting the decrease in net cash used were the impacts of retiring long-term debt and a decline in proceeds received from the exercise of stock options.

2011 vs. 2010

Net cash provided by operating activities decreased in 2011 when compared to 2010, driven largely by a non-recurring special dividend of almost $900 million received from Samsung Corning Precision Materials in 2010 and a decrease in cash from changes in working capital. Additionally, in 2011, we received $66 million for the remainder of the settlement of business interruption and property damage insurance claims, a decrease of $193 million from the amount we received in 2010 as partial payment for these claims. These negative events were partially offset by a $350 million decrease in contributions to our defined benefit pension plans in 2011.

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

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning’s U.S. qualified plan. At December 31, 2012, this plan accounted for 80% of our consolidated defined benefit pension plans’ projected benefit obligation and 90% of the related plans’ assets.

We have historically contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until sometime after 2013. In 2012, we made voluntary cash contributions of $75 million to our domestic defined benefit pension plan and $30 million to our international pension plans. In 2011, we made no voluntary cash contributions to our domestic defined benefit pension plan and $5 million to our international pension plans.

Although we will not be subject to any mandatory contributions in 2013, we anticipate making voluntary cash contributions of up to $60 million to our U.S. pension plan and up to $5 million to our international pension plans in 2013.

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Restructuring

In response to uncertain global economic conditions, and the potential for slower 2013 growth in many of our businesses, Corning implemented a corporate-wide restructuring plan in the fourth quarter of 2012. We recorded charges of $89 million which included costs for workforce reductions, asset disposals and write-offs, and exit costs. Total cash expenditures associated with these actions are expected to be approximately $49 million, with the majority of spending for employee-related costs completed by 2013. Annualized savings from these actions are estimated to be approximately $71 million and will be reflected largely in selling, general, and administrative expenses.

During 2012, 2011, and 2010, we made payments of $8 million, $16 million, and $66 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Refer to Note 2 (Restructuring, Impairment and Other Charges (Credits)) to the Consolidated Financial Statements for additional information.

CORNING INCORPORATED – 2012 Form 10-K   29

Back to Contents

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	December 31,
	2012	2011
Working capital	$7,739	$6,580
Current ratio	5.0:1	4.1:1
Trade accounts receivable, net of allowances	$1,302	$1,082
Days sales outstanding	55	52
Inventories	$1,051	$975
Inventory turns	4.6	4.7
Days payable outstanding(1)	42	42
Long-term debt	$3, 382	$2,364
TOTAL DEBT TO TOTAL CAPITAL	14%	10%
(1) Includes trade payables only.

Credit Ratings

As of February 13, 2013, our credit ratings were as follows:

Rating Agency	Rating long-term debt	Outlook last update
Fitch	A-	Stable
May 17, 2011
Standard & Poor’s	BBB+	Positive
February 14, 2012
Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity

We ended the fourth quarter of 2012 with over $6.1 billion of cash, cash equivalents and short-term investments. The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted. At December 31, 2012, approximately 75% of the consolidated amount was held outside of the U.S. Almost all of the amounts held outside of the U.S. are available for repatriation, subject to relevant tax consequences. We utilize a variety of tax effective financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. In the fourth quarter of 2010, we repatriated to the U.S. approximately $1.1 billion of 2010 earnings from certain foreign subsidiaries. We expect previously accumulated non-U.S. cash balances will remain outside of the U.S. In addition to the cash repatriated in 2010, we expect that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

Realized gains and losses for 2012, 2011, and 2010 were not significant. Volatility in financial markets may limit Corning’s access to capital markets and result in terms and conditions that by historical comparisons are more restrictive and costly to Corning. Still, from time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes. In February 2013, the Company obtained authorization from the Board of Directors to execute a series of foreign exchange contracts over a two year period to hedge our exposure to movements in the Japanese yen and its impact on our earnings. The Company’s execution of these contracts will be dependent upon market conditions. The foreign exchange contracts will not be designated derivatives and will be marked to market through the other income line, and could be material to our consolidated statements of income.

During 2012 and 2011, we repurchased 56 million and 55 million shares of common stock for $720 million and $780 million, respectively, as part of a share repurchase program announced on October 5, 2011. There were no repurchases in 2010.

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing their financial strength at least annually or more frequently for customers where we have identified a measure of increased risk. We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Our major source of funding for 2012 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short-term investments, as well as proceeds from any potential issuances of debt. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and current dividend payments.

Corning has access to a $1.0 billion unsecured committed revolving line of credit. We also have amounts outstanding of $497 million under a 4.0 billion Chinese Renminbi (RMB) credit facility (approximately $642 million when translated to USD). The time period for Corning to draw under the RMB facility expired at the end of 2012. These two credit facilities include two financial covenants: a leverage ratio and an interest coverage ratio. The required leverage ratio, which measures debt to total capital, is a maximum of 50%. At December 31, 2012 and 2011, our leverage using this measure was 14% and 10%, respectively. The required interest coverage ratio, which is an adjusted earnings measure as defined by our facility, compared to interest expense, is a ratio of at least 3.5 times. At December 31, 2012 and 2011, our interest coverage ratio using this measure was 36.0 times and 41.7 times, respectively. At December 31, 2012 and 2011, we were in compliance with both financial covenants.

CORNING INCORPORATED – 2012 Form 10-K   30

Back to Contents

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of December 31, 2012, we were in compliance with all such provisions.

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

Contractual Obligations

The amounts of our obligations follow (in millions):

	Total	Amount of commitment and contingency expiration per period
		Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$35	$22	$3	$5		$5
Credit facilities for equity companies	50	25	25
Stand-by letters of credit(1)	57	57
Subtotal of commitment expirations per period	$142	$104	$28	$5		$5
Purchase obligations	$89	$37	$21	$11	$9	$11
Capital expenditure obligations(2)	240	240
Total debt(3)	3,214	73	295	136	154	2,556
Interest on long-term debt(4)	2,853	160	165	151	144	2,233
Minimum rental commitments	834	383	200	149	28	74
Capital leases(3)	216	3	2	3	3	205
Imputed interest on capital leases	135	12	12	12	12	87
Uncertain tax positions(5)	4	2	2
Subtotal of contractual obligation payments due by period	7,585	910	697	462	350	5,166
TOTAL COMMITMENTS AND CONTINGENCIES	$7,727	$1,014	$725	$467	$350	$5,171

(1)

At December 31, 2012, $41 million of the $57 million was included in other accrued liabilities on our consolidated balance sheets.

(2)

Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.

(3)

At December 31, 2012, $3.4 billion was included on our balance sheet. Total debt above is stated at maturity value.

(4)

The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.

(5)

At December 31, 2012, $6 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $2 million of that amount will become payable.

CORNING INCORPORATED – 2012 Form 10-K   31

Back to Contents

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

Additionally, we have agreed to provide a credit facility related to Dow Corning. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Environment

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2012 and 2011, Corning had accrued approximately $21 million (undiscounted) and $25 million (undiscounted), respectively, for its estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

CORNING INCORPORATED – 2012 Form 10-K   32

Back to Contents

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

At December 31, 2012, the carrying value of precious metals was higher than the fair value by $28 million. At December 31, 2011, the carrying value of precious metals was higher than the fair market value by $304 million. In both reporting periods, the undiscounted cash flow test shows that these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings. The potential for impairment exists in the future if negative events significantly decrease the cash flow of our segments. Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

The Specialty Materials segment recorded an impairment charge in the fourth quarter of 2011 in the amount of $130 million related to certain assets used in the production of large cover glass due to sales that were significantly below our expectations. In the fourth quarter of 2012, after reassessing the large cover glass business, Corning concluded that the large cover glass market was developing differently in 2012 than our expectations, and demand for larger-sized cover glass was declining, and the market for this type of glass was instead targeting smaller gen size products. Additionally, in the fourth quarter of 2012, our primary customer of large cover glass notified Corning of its decision to exit from this display market. Based on these events, we recorded an additional impairment charge in the fourth quarter of 2012 in the amount of $44 million, before tax. This impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their fair market values, and includes machinery and equipment used in the ion exchange process. Additional information on the asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges (Credits)), Note 9 (Property, Net of Accumulated Depreciation) and Note 16 (Fair Value Measurements) to the Consolidated Financial Statements.

Impairment of Goodwill

We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units.

Corning’s goodwill relates primarily to the Telecommunications, Specialty Materials and Life Sciences operating segments. On a quarterly basis, management performs a qualitative assessment of factors in each reporting unit to determine whether there have been any triggering events. The two-step impairment test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We perform a detailed, two-step process every three years if no indicators suggest a test should be performed in the interim. We use this calculation as quantitative validation of the step-zero qualitative process that is performed during the intervening periods and does not represent an election to perform the two-step process in place of the step-zero review.

The following summarizes our qualitative process to assess our goodwill balances for impairment:

•

We assess qualitative factors in each of our reporting units which carry goodwill to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test.

•

The following events and circumstances are considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:

–

Macroeconomic conditions, such as a deterioration in general economic conditions, fluctuations in foreign exchange rates and/or other developments in equity and credit markets;

–

Market capital in relation to book value;

–

Industry and market considerations, such as a deterioration in the environment in which an entity operates, material loss in market share and significant declines in product pricing;

–

Cost factors, such as an increase in raw materials, labor or other costs;

–

Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue;

–

Other relevant entity-specific events, such as material changes in management or key personnel; and

–

Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets including acquisitions and dispositions.

The examples noted above are not all-inclusive, and the Company shall consider other relevant events and circumstances that affect the fair value of a reporting unit in determining whether to perform the first step of the goodwill impairment test.

Our two step goodwill recoverability assessment is based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows. Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

Telecommunications

Goodwill for the Telecommunications segment is tested at the reporting unit level which is also the operating segment level.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability test in 2012 for this reporting unit. The results of our impairment test indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 9% was used in 2012. We determined a range of discount rates between 7% and 11% would not have affected our conclusion.

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the reporting unit level, which is one level below an operating segment, as goodwill is the result of transactions associated with certain businesses within this operating segment. There is only one reporting unit with goodwill within this operating segment.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability test in 2012 for this reporting unit. The results of our impairment test indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 8% was used in 2012. We determined a range of discount rates between 6% and 10% would not have affected our conclusion. Additionally, the asset impairment which occurred in the fourth quarter of 2012 did not cause a triggering event for goodwill impairment in this reporting unit because the cash flow related to this lower level asset group is not material to this reporting unit.

CORNING INCORPORATED – 2012 Form 10-K   33

Back to Contents

Life Sciences

Goodwill for the Life Sciences segment is tested at the reporting unit level which is also the operating segment level.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability test in 2012 for this reporting unit. The results of our impairment test indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 7% was used in 2012. We determined a range of discount rates between 5% and 9% would not have affected our conclusion.

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

Income taxes

We are required to exercise judgment about our future results in assessing the realizability of our deferred tax assets. Inherent in this estimation process is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business. It is possible that actual results will differ from assumptions and require adjustments to allowances.

Equity method investments

At December 31, 2012 and 2011, the carrying value of our equity method investments was $4.9 billion and $4.7 billion, respectively, with our two largest equity method investments comprising approximately 92% of the balance. We review our equity method investments for indicators of impairment on a periodic basis or if an event or circumstances change to indicate the carrying amount may be other-than-temporarily impaired. When such indicators are present, we then perform an in-depth review for impairment. An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

As of December 31, 2012 and 2011, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

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

The Level 3 assets measured with unobservable inputs relate to certain pension asset investments and all long-lived assets fair valued on a nonrecurring basis related to the ion exchange process for the production of large cover glass, resulting in an impairment charge of $44 million. Refer to Note 16 (Fair Value Measurements) of the Consolidated Financial Statements for further detail.

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

CORNING INCORPORATED – 2012 Form 10-K   34

Back to Contents

As of December 31, 2012, the Projected Benefit Obligation (PBO) for U.S. pension plans was $3,198 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in assumption	Effect on 2013 pre-tax pension expense	Effect on December 31, 2012 PBO
25 basis point decrease in discount rate	+ 6 million	+ 94 million
25 basis point increase in discount rate	- 6 million	- 91 million
25 basis point decrease in expected return on assets	+ 6 million
25 basis point increase in expected return on assets	- 6 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2012, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $122 million before tax, and a 25 basis point increase in the discount rate would increase stockholders’ equity by $119 million. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:

Change in assumption	Effect on 2013 pre-tax OPEB expense	Effect on December 31, 2012 APBO*
25 basis point decrease in discount rate	+ 2 million	+ 28 million
25 basis point increase in discount rate	- 2 million	- 28 million
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

New Accounting Standards

Refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.

CORNING INCORPORATED – 2012 Form 10-K   35

Back to Contents

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

•

equity company activities, principally at Dow Corning Corporation and Samsung Corning Precision Materials;

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

CORNING INCORPORATED – 2012 Form 10-K   36

Back to Contents

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

Equity in earnings of affiliated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of affiliated companies, net of impairments, were $810 million and $1.5 billion in 2012 and 2011, respectively, with foreign-based affiliates comprising over 89% of this amount in 2012. Equity earnings from Samsung Corning Precision Materials totaled $699 million for 2012 and $1.0 billion for 2011. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2012, with respect to open forward contracts, and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $236 million compared to $275 million at December 31, 2011. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $196 million compared to $241 million at December 31, 2011. Specific to the Euro, a 10% adverse movement in quoted euro exchange rates could result in a loss in fair value of these instruments of $25 million compared to $23 million at December 31, 2011.

As we derive approximately 73% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and Euro. Our forecasts generally assume exchange rates during 2013 remain constant at January 2013 levels. As an example of impact changes in foreign currency exchange rates could have on our financial results, we compare 2012 actual sales in yen and Euro transaction currencies at an average currency exchange rate during the year to a 10% change in the currency exchange rate. A plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2012 net sales of approximately $460 million. A plus or minus 10% movement in the U.S. dollar – euro exchange rate would result in a change to 2012 net sales of approximately $93 million. Using 2012 net income attributable to Corning Incorporated as a percentage of net sales of 22%, we can estimate that a plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2012 net income attributable to Corning Incorporated of approximately $99 million. A plus or minus 10% movement in the U.S. dollar – euro exchange rate would result in a change to 2012 net income attributable to Corning Incorporated of approximately $20 million.

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. At December 31, 2012, our consolidated debt portfolio contained less than 1% of variable rate instruments. In the fourth quarter of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Item 8.   Financial Statements and Supplementary Data

See Item 15 (a) 1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

CORNING INCORPORATED – 2012 Form 10-K   37

Back to Contents

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of internal control over financial reporting includes controls over recognition of equity earnings and equity investments by Corning. Internal control over financial reporting for SCP and DCC is the responsibility of SCP and DCC management. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of Corning’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.   Other Information

None.

CORNING INCORPORATED – 2012 Form 10-K   38

Back to Contents

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors of the Registrant

The sections entitled “Our Director Nominees” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 25, 2013, is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified three members of the Audit Committee as Audit Committee Financial Experts. See sections entitled “Structure and Role of the Board” and “Our Board Committees” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 25, 2013, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 25, 2013, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the (i) Code of Ethics for the Chief Executive Officer and Financial Executives and the (ii) Code of Conduct for Directors and Executive Officers, which supplements the Code of Conduct. These Codes have been in existence for more than ten years and govern all employees and directors. During 2012, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at www.corning.com/investor_relations/corporate_governance/codes_of_conduct.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Denise A. Hauselt, Vice President, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.   Executive Compensation

The sections entitled “Compensation Matters,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of our Compensation Committee,” and “Director Compensation” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 25, 2013, are incorporated by reference in this Annual Report on Form 10-K.

CORNING INCORPORATED – 2012 Form 10-K   39

Back to Contents

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Beneficial Ownership” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 25, 2013, is incorporated by reference in this Annual Report on Form 10-K. The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2012 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The sections entitled “Director Independence” and “Certain Beneficial Relationships and Related Transactions” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 25, 2013, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.   Principal Accounting Fees and Services

The sections entitled “Audit Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Matters – Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 25, 2013, are incorporated by reference in this Annual Report on Form 10-K.

In October 2012, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

CORNING INCORPORATED – 2012 Form 10-K   40

Back to Contents

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this report:

		Page
1.	Financial statements	47
2.	Financial statement schedule:
(i)	Valuation accounts and reserves	88
See separate index to financial statements and financial statement schedules

(b)

Exhibits filed as part of this report:

3 (i)

Restated Certificate of Incorporation dated April 27, 2012, filed with the Secretary of State of the State of New York on April 27, 2012 (Incorporated by reference to Exhibit 3(i) 1 of Corning’s Form 8-K filed on May 1, 2012).

3 (ii)	By-Laws of Corning amended to and effective as of April 26, 2012 (Incorporated by reference to Exhibit 3(ii)(1) of Corning’s Form 8-K filed May 1, 2012).
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
10.4

Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following individuals: James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed May 4, 2004).

10.5

Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following individuals: James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.4 of Corning’s Form 10-Q filed May 4, 2004).

10.6

Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following individuals: James B. Flaws, Kirk P. Gregg and Lawrence D. McRae (Incorporated by reference to Exhibit 10.5 of Corning’s Form 10-Q filed May 4, 2004).

10.7

Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s Form 10-Q filed May 4, 2004).

10.8	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s Form 10-Q filed May 4, 2004).
10.9	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed October 28, 2004).
10.10	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed October 28, 2004).
10.11	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s Form 10-Q filed October 28, 2004).
10.12	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s Form 10-Q filed October 28, 2004).
10.13	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).
10.14	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).
10.15

Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.16	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 25, 2007).

CORNING INCORPORATED – 2012 Form 10-K   41

Back to Contents

10.17	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form 10-K filed February 25, 2007).
10.18

Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form 10-K filed February 25, 2007).

10.19	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form 10-K filed February 25, 2007).
10.20	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).
10.21	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.34 of Corning’s Form 10-K filed February 15, 2008).
10.22	Corning Incorporated Goalsharing Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.35 of Corning’s Form 10-K filed February 15, 2008).
10.23	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning’s Form 10-K filed February 15, 2008).
10.24	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007 (Incorporated by reference to Exhibit 10.37 of Corning’s Form 10-K filed February 15, 2008).
10.25	Corning Incorporated Supplemental Pension Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.38 of Corning’s Form 10-K filed February 15, 2008).
10.26	Corning Incorporated Supplemental Investment Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.39 of Corning’s Form 10-K filed February 15, 2008).
10.27

Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.40 of Corning’s Form 10-K filed February 15, 2008).

10.28	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.41 of Corning’s Form 10-K filed February 15, 2008).
10.29

Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning’s Form 10-K filed February 15, 2008).

10.30	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning’s Form 10-K filed February 15, 2008).
10.31	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning’s Form 10-K filed February 15, 2008).
10.32	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.45 of Corning’s Form 10-K filed February 15, 2008).
10.33	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.46 of Corning’s Form 10-K filed February 15, 2008).
10.34	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.47 of Corning’s Form 10-K filed February 15, 2008).
10.35	Second Amended 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit 10 of Corning’s Form 8-K filed April 25, 2008).
10.36	Amendment No. 2 to Executive Supplemental Pension Plan effective July 16, 2008 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed July 30, 2008).
10.37	Form of Corning Incorporated Non-Qualified Stock Option Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.50 of Corning’s Form 10-K filed February 24, 2009).
10.38	Form of Corning Incorporated Incentive Stock Right Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.51 of Corning’s Form 10-K filed February 24, 2009).
10.39

Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants effective December 3, 2008 (Incorporated by reference to Exhibit 10.52 of Corning’s Form 10-K filed February 24, 2009).

10.40	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008 (Incorporated by reference to Exhibit 10.53 of Corning’s Form 10-K filed February 24, 2009).
10.41	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008 (Incorporated by reference to Exhibit 10.54 of Corning’s Form 10-K filed February 24, 2009).
10.42

Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.55 of Corning’s Form 10-K filed February 24, 2009).

10.43	Amendment No. 2 to Corning Incorporated Supplemental Investment Plan approved April 29, 2009 (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed July 29, 2009).
10.44	Amendment No. 2 to Deferred Compensation Plan dated April 29, 2009 (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed July 29, 2009).
10.45	Amendment No. 2 to 2006 Variable Compensation Plan dated December 2, 2009 (Incorporated by reference to Exhibit 10.58 of Corning’s Form 10-K filed February 10, 2010).
10.46	Form of Corning Incorporated Cash Performance Unit Agreement, effective December 2, 2009 (Incorporated by reference to Exhibit 10.59 of Corning’s Form 10-K filed February 10, 2010).

CORNING INCORPORATED – 2012 Form 10-K   42

Back to Contents

10.47

Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Restricted Stock Units, effective December 2, 2009 (Incorporated by reference to Exhibit 10.60 of Corning’s Form 10-K filed February 10, 2010).

10.48	2010 Variable Compensation Plan (Incorporated by reference to Appendix A of Corning’s Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).
10.49	2010 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).
10.50

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

10.51

Compensation Arrangement for Retention of James B. Flaws approved by the Corning Board Compensation Committee on January 3, 2011 (Incorporated by reference to Corning’s Form 8-K filed January 3, 2011).

10.52	Amendment No. 2 to Corning Incorporated Supplemental Pension Plan dated December 18, 2008 (Incorporated by reference to Exhibit 10.66 of Corning’s Form 10-K filed February 10, 2011).
10.53

Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Incentive Stock Rights, effective January 3, 2011 (Incorporated by reference to Exhibit 10.67 of Corning’s Form 10-K filed February 10, 2011).

10.54	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 3, 2011 (Incorporated by reference to Exhibit 10.68 of Corning’s Form 10-K filed February 10, 2011).
10.55

Credit Agreement dated as of June 30, 2011, among Corning Display Technologies (China) Co., Ltd.; Bank of China Limited, Beijing Branch; Bank of Tokyo-Mitsubishi UFJ (China), Ltd., Beijing Branch; Standard Chartered Bank (China) Limited, Beijing Branch; and Citibank (China) Co. Limited, Beijing Branch (Incorporated by reference to Exhibit 10.1 of Corning’s Form 8-K filed on July 5, 2011).

10.56	Guaranty dated as of June 30, 2011, by Corning Incorporated (Incorporated by reference to Exhibit 10.2 of Corning’s Form 8-K filed on July 5, 2011).
10.57	Compensation Arrangement for Jeffrey W. Evenson dated March 8, 2011 (Incorporated by reference to Exhibit 10.61 of Corning’s Form 10-K filed February 13, 2012).
10.58	Amendment No. 2 to Deferred Compensation Plan for Directors dated February 1, 2012 (Incorporated by reference to Exhibit 10.62 of Corning’s Form 10-K filed February 13, 2012).
10.59	Amendment No. 3 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2008.
10.60	2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A of Corning Proxy Statement, Definitive 14A filed March 13, 2012, for April 26, 2012 Annual Meeting of Shareholders).
10.61	Amendment No. 3 to Deferred Compensation Plan for Directors dated December 28, 2012.
10.62	Amendment No. 4 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2012.
12	Computation of Ratio of Earnings to Fixed Charges.
14

Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2012.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP.
23.3	Consent of Samil PricewaterhouseCoopers.
24	Powers of Attorney.
31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

(c)

Financial Statements

1.	Financial Statements of Dow Corning Corporation for the years ended December 31, 2012, 2011 and 2010	90
2.	Financial Statements of Samsung Corning Precision Materials Co., Ltd. for the years ended December 31, 2012, 2011 and 2010	121

CORNING INCORPORATED – 2012 Form 10-K   43

Back to Contents

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By /s/ WENDELL P. WEEKS	Chairman of the Board of Directors, Chief Executive Officer and President	February 13, 2013
(Wendell P. Weeks)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Capacity	Date
/s/ WENDELL P. WEEKS	Chairman of the Board of Directors, Chief Executive Officer and President	February 13, 2013
(Wendell P. Weeks)	(Principal Executive Officer)
/s/ JAMES B. FLAWS	Vice Chairman of the Board of Directors and Chief Financial Officer	February 13, 2013
(James B. Flaws)	(Principal Financial Officer)
/s/ R. TONY TRIPENY	Senior Vice President – Corporate Controller	February 13, 2013
(R. Tony Tripeny)	(Principal Accounting Officer)
*	Director	February 13, 2013
(John Seely Brown)
*	Director	February 13, 2013
(Stephanie A. Burns)
*	Director	February 13, 2013
(John A. Canning, Jr.)
*	Director	February 13, 2013
(Richard T. Clark)
*	Director	February 13, 2013
(Robert F. Cummings, Jr.)
*	Director	February 13, 2013
(James B. Flaws)
*	Director	February 13, 2013
(Gordon Gund)
*	Director	February 13, 2013
(Kurt M. Landgraf)
*	Director	February 13, 2013
(Kevin J. Martin)
*	Director	February 13, 2013
(Deborah D. Rieman)
*	Director	February 13, 2013
(H. Onno Ruding)
*	Director	February 13, 2013
(Hansel E. Tookes II)
*	Director	February 13, 2013
(Mark S. Wrighton)
*By	/s/ Vincent P. Hatton
(Vincent P. Hatton, Attorney-in-fact)

CORNING INCORPORATED – 2012 Form 10-K   44

Back to Contents

Corning Incorporated 2012 Annual Report

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	46
Consolidated Statements of Income	47
Consolidated Statements of Comprehensive Income	48
Consolidated Balance Sheets	49
Consolidated Statements of Cash Flows	50
Consolidated Statements of Changes in Shareholders’ Equity	51
Notes to Consolidated Financial Statements	52
1. Summary of Significant Accounting Policies	52
2. Restructuring, Impairment and Other Charges (Credits)	56
3. Available-for-Sale Investments	57
4. Significant Customers	58
5. Inventories	58
6. Income Taxes	59
7. Investments	62
8. Acquisition	66
9. Property, Net of Accumulated Depreciation	67
10. Goodwill and Other Intangible Assets	67
11. Other Liabilities	68
12. Debt	69
13. Employee Retirement Plans	70
14. Commitments, Contingencies, and Guarantees	76
15. Hedging Activities	77
16. Fair Value Measurements	78
17. Shareholders’ Equity	80
18. Earnings Per Common Share	81
19. Share-based Compensation	81
20. Reportable Segments	83
21. Subsequent Events	87
Financial Statement Schedule
II. Valuation Accounts and Reserves	88
Quarterly Operating Results (unaudited)	89
Financial Statements of Dow Corning Corporation for the years ended December 31, 2012, 2011 and 2010	90
Financial Statements of Samsung Corning Precision Materials Co., Ltd. for the years ended December 31, 2012, 2011 and 2010	121

CORNING INCORPORATED – 2012 Form 10-K   45

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2013

CORNING INCORPORATED – 2012 Form 10-K   46

Back to Contents

Consolidated Statements of Income

Corning Incorporated and Subsidiary Companies

(In millions, except per share amounts)	Years ended December 31,
	2012	2011	2010
Net sales	$8,012	$7,890	$6,632
Cost of sales	4,615	4,324	3,583
Gross margin	3,397	3,566	3,049
Operating expenses:
Selling, general and administrative expenses	1,165	1,033	1,015
Research, development and engineering expenses	745	671	603
Amortization of purchased intangibles	19	15	8
Restructuring, impairment and other charges (credits) (Note 2)	133	129	(329)
Asbestos litigation charge (credit) (Note 7)	14	24	(49)
Operating income	1,321	1,694	1,801
Equity in earnings of affiliated companies (Note 7)	810	1,471	1,958
Interest income	14	19	11
Interest expense	(111)	(89)	(109)
Other income, net	83	118	184
Income before income taxes	2,117	3,213	3,845
Provision for income taxes (Note 6)	(389)	(408)	(287)
Net income attributable to Corning Incorporated	$1,728	$2,805	$3,558
Earnings per common share attributable to Corning Incorporated:
Basic (Note 18)	$1.16	$1.80	$2.28
Diluted (Note 18)	$1.15	$1.77	$2.25
Dividends declared per common share	$0.32	$0.23	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED – 2012 Form 10-K   47

Back to Contents

Consolidated Statements of Comprehensive Income

Corning Incorporated and Subsidiary Companies

(In millions, except per share amounts)	Years ended December 31,
	2012	2011	2010
Net income attributable to Corning Incorporated	$1,728	$2,805	$3,558
Other comprehensive income, before tax:
Foreign currency translation adjustments and other:
Adjustments arising during the period	(439)	144	399
Less: reclassification adjustment for amounts included in net income	(52)	3
Equity investee’s foreign currency translation adjustment	312	(168)	167
Net unrealized gains (losses) on investments:
Unrealized holding gain (loss) arising during the period	17	(2)	15
Less: reclassification adjustment for amounts included in net income	(10)		2
Equity investee’s unrealized gain (loss) on investments	9	6	(6)
Unamortized losses and prior service costs for postretirement benefit plans:
Adjustments arising during the period	(280)	(79)	(176)
Less: amortization of losses and prior service costs included in net income	89	97	68
Equity investee’s defined benefit plan adjustments	34	(131)	(29)
Net unrealized gains (losses) on designated hedges:
Unrealized holding gain (loss) arising during the period	100	(61)	(65)
Less: reclassification adjustment for amounts included in net income	(28)	54	24
Equity investee’s unrealized gain (loss) on designated hedges	2	(2)	2
Other comprehensive income, before tax	(246)	(139)	401
Income tax benefit related to items of other comprehensive income	35	7	43
Other comprehensive (loss) income, net of tax	(211)	(132)	444
Comprehensive income attributable to Corning Incorporated	$1,517	$2,673	$4,002

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED – 2012 Form 10-K   48

Back to Contents

Consolidated Balance Sheets

Corning Incorporated and Subsidiary Companies

(In millions, except share and share amounts)	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,988	$4,661
Short-term investments, at fair value (Note 3)	1,156	1,164
Total cash, cash equivalents and short-term investments	6,144	5,825
Trade accounts receivable, net of doubtful accounts and allowances - $26 and $19	1,302	1,082
Inventories (Note 5)	1,051	975
Deferred income taxes (Note 6)	579	448
Other current assets	619	347
Total current assets	9,695	8,677
Investments (Note 7)	4,915	4,726
Property, net of accumulated depreciation - $7,652 and $7,204 (Note 9)	10,625	10,671
Goodwill and other intangible assets, net (Note 10)	1,496	926
Deferred income taxes (Note 6)	2,343	2,652
Other assets	301	196
TOTAL ASSETS	$29,375	$27,848
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt (Note 12)	$76	$27
Accounts payable	779	977
Other accrued liabilities (Note 11 and 14)	1,101	1,093
Total current liabilities	1,956	2,097
Long-term debt (Note 12)	3,382	2,364
Postretirement benefits other than pensions (Note 13)	930	897
Other liabilities (Note 11 and 14)	1,574	1,361
Total liabilities	7,842	6,719
Commitments and contingencies (Note 14)
Shareholders’ equity (Note 17):
Common stock – Par value $0.50 per share; shares authorized: 3.8 billion Shares issued: 1,649 million and 1,636 million	825	818
Additional paid-in capital	13,146	13,041
Retained earnings	10,588	9,332
Treasury stock, at cost; shares held: 179 million and 121 million	(2,773)	(2,024)
Accumulated other comprehensive loss	(300)	(89)
Total Corning Incorporated shareholders’ equity	21,486	21,078
Noncontrolling interests	47	51
Total equity	21,533	21,129
TOTAL LIABILITIES AND EQUITY	$29,375	$27,848

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED – 2012 Form 10-K   49

Back to Contents

Consolidated Statements of Cash Flows

Corning Incorporated and Subsidiary Companies

(In millions)	Years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$1,728	$2,805	$3,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	978	942	846
Amortization of purchased intangibles	19	15	8
Restructuring, impairment and other charges (credits)	133	129	(329)
Loss on retirement of debt	26		30
Stock compensation charges	70	86	92
Undistributed earnings of affiliated companies less than (in excess of) dividends received	280	(651)	(246)
Deferred tax provision	68	115	68
Restructuring payments	(15)	(16)	(66)
Cash received from settlement of insurance claims		66	259
Employee benefit payments less than (in excess of) expense	36	132	(265)
Changes in certain working capital items:
Trade accounts receivable	(272)	(84)	(162)
Inventories	(23)	(201)	(160)
Other current assets	(81)	(20)	42
Accounts payable and other current liabilities	189	(27)	192
Other, net	70	(102)	(32)
Net cash provided by operating activities	3,206	3,189	3,835
Cash Flows from Investing Activities:
Capital expenditures	(1,801)	(2,432)	(1,007)
Acquisitions of businesses, net of cash received	(723)	(215)	(63)
Net proceeds from sale or disposal of assets		2	1
Investment in affiliates	(111)
Short-term investments – acquisitions	(2,270)	(2,582)	(2,768)
Short-term investments – liquidations	2,269	3,171	2,061
Other, net	8		7
Net cash used in investing activities	(2,628)	(2,056)	(1,769)
Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(26)	(24)	(75)
Proceeds from issuance of long-term debt, net	1,362	120	689
Payment to settle interest rate swap agreements	(18)
Retirements of long-term debt, net	(280)		(364)
Principal payments under capital lease obligations	(1)	(32)	(9)
Proceeds from issuance of common stock, net			15
Proceeds from the exercise of stock options	38	90	55
Repurchases of common stock for treasury	(720)	(780)
Dividends paid	(472)	(354)	(313)
Other, net	2
Net cash used in financing activities	(115)	(980)	(2)
Effect of exchange rates on cash	(136)	(90)	(7)
Net increase in cash and cash equivalents	327	63	2,057
Cash and cash equivalents at beginning of year	4,661	4,598	2,541
Cash and cash equivalents at end of year	$4,988	$4,661	$4,598

The accompanying notes are an integral part of these consolidated financial statements.

Certain amounts for prior periods were reclassified to conform to the 2012 presentation.

CORNING INCORPORATED – 2012 Form 10-K   50

Back to Contents

Consolidated Statements of Changes in Shareholders’ Equity

Corning Incorporated and Subsidiary Companies

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2009	$808	$12,707	$3,636	$(1,207)	$(401)	$15,543	$52	$15,595
Net income			3,558			3,558	(2)	3,556
Foreign currency translation adjustment and other					566	566	1	567
Net unrealized gain on investments					6	6		6
Net unrealized (loss) on designated hedges					(24)	(24)		(24)
Net change in unrecognized postretirement benefit plans					(104)	(104)		(104)
Total comprehensive income						4,002	(1)	4,001
Shares issued to benefit plans and for option exercises	5	141				146		146
Dividends on shares			(313)			(313)		(313)
Other, net		17		(20)		(3)		(3)
Balance, December 31, 2010	$813	$12,865	$6,881	$(1,227)	$43	$19,375	$51	$19,426
Net income			2,805			2,805	(3)	2,802
Foreign currency translation adjustment and other					(21)	(21)	3	(18)
Net unrealized gain on investments					4	4		4
Net unrealized (loss) on designated hedges					(6)	(6)		(6)
Net change in unrecognized postretirement benefit plans					(109)	(109)		(109)
Total comprehensive income						2,673		2,673
Purchase of common stock for treasury				(779)		(779)		(779)
Shares issued to benefit plans and for option exercises	5	176		(7)		174		174
Dividends on shares			(354)			(354)		(354)
Other, net				(11)		(11)		(11)
Balance, December 31, 2011	$818	$13,041	$9,332	$(2,024)	$(89)	$21,078	$51	$21,129
Net income			1,728			1,728	(5)	1,723
Foreign currency translation adjustment and other					(179)	(179)	1	(178)
Net unrealized gain on investments					13	13		13
Net unrealized gain on designated hedges					47	47		47
Net change in unrecognized postretirement benefit plans					(92)	(92)		(92)
Total comprehensive income						1,517	(4)	1,513
Purchase of common stock for treasury				(719)		(719)		(719)
Shares issued to benefit plans and for option exercises	7	105		(1)		111		111
Dividends on shares			(472)			(472)		(472)
Other, net				(29)		(29)		(29)
Balance, December 31, 2012	$825	$13,146	$10,588	$(2,773)	$(300)	$21,486	$47	$21,533
The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED – 2012 Form 10-K   51

Back to Contents

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements include estimates of fair value associated with revenue recognition, restructuring charges, goodwill and long-lived asset impairment tests, estimates of fair value of investments, equity interests, environmental and legal liabilities, income taxes and deferred tax valuation allowances, assumptions used in calculating pension and other postretirement employee benefit expenses and the fair value of stock based compensation. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

Other Income (Expense), Net

“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2012	2011	2010
Royalty income from Samsung Corning Precision Materials	$83	$219	$265
Foreign currency transaction and hedge gains (losses), net	8	(43)	(22)
Loss on retirement of debt	(26)		(30)
Net loss attributable to noncontrolling interests	5	3	2
Other, net	13	(61)	(31)
TOTAL	$83	$118	$184

Royalty income from Samsung Corning Precision Materials decreased significantly in 2012, when compared to 2011, reflecting a decrease in the applicable royalty rate, coupled with a decline in sales volume at Samsung Corning Precision Materials. In December 2011, the applicable royalty rate was reduced for a five-year period by approximately 50% compared to the prior five years.

CORNING INCORPORATED – 2012 Form 10-K   52

Back to Contents

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $635 million in 2012, $563 million in 2011, and $491 million in 2010.

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

Foreign subsidiary functional currency balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature, which are recorded together with translation gains and losses in other comprehensive income (loss) in shareholders’ equity. Upon sale or substantially complete liquidation of an investment in a foreign entity, the amount of net translation gains or losses that have been accumulated in other comprehensive income (loss) attributable to that investment are reported as a gain or loss for the period in which the sale or liquidation occurs.

Stock-Based Compensation

Corning’s stock-based compensation programs include employee stock option grants, time-based restricted stock awards, time-based restricted stock units, performance based restricted stock awards and performance-based restricted stock units, as more fully described in Note 19 (Share-based Compensation) to the Consolidated Financial Statements.

The cost of stock-based compensation awards is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards earned over the vesting period. Corning estimates the fair value of stock based awards using a multiple-point Black-Scholes option valuation model, which incorporates assumptions including expected volatility, dividend yield, risk-free rate, expected term and departure rates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2012	2011	2010
Non-cash transactions:
Issued credit memoranda for settlement of customer receivables(1)		$28	$83
Accruals for capital expenditures	$240	$472	$382
Cash paid for interest and income taxes:
Interest(2)	$178	$140	$125
Income taxes, net of refunds received	$355	$215	$170

(1)

Amounts represent credits applied to customer receivable balances for customers that made advance cash deposits under long-term purchase and supply agreements.

(2)

Included in this amount are approximately $74 million, $46 million, and $20 million of interest costs that were capitalized as part of property, net in 2012, 2011, and 2010, respectively.

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

CORNING INCORPORATED – 2012 Form 10-K   53

Back to Contents

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

Included in the subcategory of equipment are the following types of assets (excluding precious metals):

Asset type	Range of useful life
Computer hardware and software	3 to 7 years
Manufacturing equipment	2 to 15 years
Furniture and fixtures	5 to 10 years
Transportation equipment	3 to 20 years

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill relates to and is assigned directly to a specific reporting unit. Reporting units are either operating segments or one level below the operating segment. Impairment testing for goodwill is done at a reporting unit level. Goodwill is reviewed for indicators of impairment quarterly or if an event occurs or circumstances change that indicates that the carrying amount may be impaired. Corning also performs a detailed, two-step process every three years if no indicators suggest a test should be performed in the interim. We use this calculation as quantitative validation of the step-zero qualitative process; this process does not represent an election to perform the two-step process in place of the step-zero review.

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

CORNING INCORPORATED – 2012 Form 10-K   54

Back to Contents

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

New Accounting Standards

In July 2012, the FASB issued Accounting Standards Update No. 2012-03, Intangibles – Goodwill and Other (Topic 350): Testing Indefinitely-Lived Intangible Assets for Impairment. This update allows the option of assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. An entity is required to perform quantitative tests only in those cases where it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Corning adopted this standard as of 2012 and determined that the amendments do not have a material impact on its consolidated results of operations and financial condition.

In June 2011, the FASB issued a new accounting standard requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new standard included a requirement to present reclassification adjustments out of accumulated other comprehensive income by component on the face of the financial statements. In December 2011, the reclassification requirement within the new standard was deferred until further guidance is issued on this topic. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was adopted by the Company on a retrospective basis at the beginning of its 2012 fiscal year.

CORNING INCORPORATED – 2012 Form 10-K   55

Back to Contents

2.    Restructuring, Impairment and Other Charges (Credits)

2012 Activity

In response to uncertain global economic conditions, and the potential for slower growth in many of our businesses in 2013, Corning implemented a corporate-wide restructuring plan in the fourth quarter of 2012. We recorded charges of $89 million, before tax, which included costs for workforce reductions, asset write-offs and exit costs. Total cash expenditures associated with these actions are expected to be approximately $49 million. Annualized savings from these actions are estimated to be approximately $71 million and will be reflected largely in selling, general, and administrative expenses.

The Specialty Materials segment recorded an impairment charge in the fourth quarter of 2011 in the amount of $130 million related to certain assets used in the production of large cover glass due to sales that were significantly below our expectations. In the fourth quarter of 2012, after reassessing the large cover glass business, Corning concluded that the large cover glass market was developing differently in 2012 than our expectations, demand for larger-sized cover glass was declining, and the market for this type of glass was instead targeting smaller gen size products. Additionally, in the fourth quarter of 2012, our primary customer of large cover glass notified Corning of its decision to exit from this display market. Based on these events, we recorded an additional impairment charge in the fourth quarter of 2012 in the amount of $44 million, before tax. This impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their fair market values, and includes machinery and equipment used in the ion exchange process.

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the year ended December 31, 2012 (in millions):

	Reserve at January 1, 2012	Net Charges / Reversals	Non cash adjustments	Cash payments	Reserve at December 31, 2012
Restructuring:
Employee related costs	$2	$47	$(7)	$(4)	$38
Other charges (credits)	8	5	(5)	(4)	4
Total restructuring activity	$10	$52	$(12)	$(8)	$42
Impairment charges and disposal of long-lived assets:
Assets to be held and used		$44
Assets to be disposed of		37
Total asset impairment charges and disposals		$81
TOTAL RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES		$133

Cash payments for employee-related costs related to the 2012 corporate-wide restructuring plan are expected to be substantially completed in 2013. Cash payments for exit activities were substantially completed in 2012.

The year-to-date cost of these plans for each of our reportable segments was as follows (in millions):

Operating segment	Employee-related and other charges
Display Technologies	$21
Telecommunications	39
Environmental Technologies	3
Specialty Materials	54
Life Sciences	2
Corporate and All Other	14
TOTAL RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES	$133

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

CORNING INCORPORATED – 2012 Form 10-K   56

Back to Contents

The following table summarizes the restructuring, impairment and other charges (credits) as of and for the year ended December 31, 2011 (in millions):

	Reserve at January 1, 2011	Net charges/ (reversals)	Cash payments	Reserve at December 31, 2011
Restructuring:
Employee related costs	$15	$(1)	$(12)	$2
Other charges (credits)	12		(4)	8
Total restructuring activity	$27	$(1)	$(16)	$10
Impairment of long-lived asset:
Assets to be held and used		$130
Total impairment charges		$130
TOTAL RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)		$129

Cash payments for employee-related costs related to the 2009 corporate-wide restructuring plan were substantially completed in 2011. Payments for exit activities were substantially completed in 2012.

2010 Activity

Corning recorded credits of $329 million in 2010. During 2009, we had two events which impacted production at several of our LCD glass manufacturing facilities. In August 2009, an earthquake halted production at our LCD glass manufacturing facilities in Japan and in October 2009, production at our facility in Taichung, Taiwan was impacted by a power disruption. In the fourth quarter of 2010, we recorded $324 million in other credits in our Display segment as settlement of business interruption and property damage insurance claims resulting from these events.

The following table summarizes the restructuring, and other charges (credits) as of and for the year ended December 31, 2010 (in millions):

	Reserve at January 1, 2010	Non-cash adjustments	Net charges/ (reversals)	Cash payments	Reserve at December 31, 2010
Restructuring:
Employee related costs	$80	$(2)	$(5)	$(58)	$15
Other charges (credits)	20			(8)	12
Total restructuring activity	$100	$(2)	$(5)	$(66)	$27
Other charges (credits):
Settlement of business interruption and property damage insurance claims			$(324)
Total impairment charges			$(324)
TOTAL RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES			$(329)

3.    Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	Amortized cost December 31,		Fair value December 31,
	2012	2011	2012	2011
Bonds, notes and other securities:
U.S. government and agencies	$1,153	$1,150	$1,156	$1,155
Other debt securities		6		9
Total short-term investments	$1,153	$1,156	$1,156	$1,164
Asset-backed securities	$51	$57	$40	$35
Total long-term investments	$51	$57	$40	$35

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

CORNING INCORPORATED – 2012 Form 10-K   57

Back to Contents

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2012 (in millions):

Less than one year	$821
Due in 1-5 years	335
Due in 5-10 years
Due after 10 years(1)	40
TOTAL	$1,196
(1) Included in the maturity table is $40 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.

The following table provides the fair value and gross unrealized losses of the Company’s investments and unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 (in millions):

	Number of securities in a loss position	December 31, 2012
		12 months or greater		Total
		Fair value	Unrealized losses(1)	Fair value	Unrealized losses
Asset-backed securities	22	$40	$(11)	$40	$(11)
TOTAL LONG-TERM INVESTMENTS	22	$40	$(11)	$40	$(11)
(1) Unrealized losses in securities less than 12 months were not significant.
	Number of securities in a loss position	December 31, 2011
		12 months or greater		Total
		Fair value	Unrealized losses(1)	Fair value	Unrealized losses
Asset-backed securities	22	$35	$(23)	$35	$(23)
TOTAL LONG-TERM INVESTMENTS	22	$35	$(23)	$35	$(23)
(1) Unrealized losses in securities less than 12 months were not significant.

As of December 31, 2012 and 2011, for securities that have credit losses, an other than temporary impairment loss of $9 million and $18 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled $2.3 billion, $3.2 billion, and $2.1 billion in 2012, 2011, and 2010, respectively.

4.    Significant Customers

For 2012, no customers met or exceeded 10% of Corning’s consolidated net sales. For 2011, Corning’s sales to Sharp Electronics Corporation, a customer of our Display Technologies segment, represented 10% of the Company’s consolidated net sales. For 2010, Corning’s sales to AU Optronics Corporation, a customer of our Display Technologies segment, represented 11% of the Company’s consolidated net sales.

5.    Inventories

Inventories comprise the following (in millions):

	December 31,
	2012	2011
Finished goods	$392	$312
Work in process	168	199
Raw materials and accessories	271	268
Supplies and packing materials	220	196
TOTAL INVENTORIES	$1,051	$975

CORNING INCORPORATED – 2012 Form 10-K   58

Back to Contents

6.    Income Taxes

Income before income taxes follows (in millions):

	Years ended December 31,
	2012	2011	2010
U.S. companies	$498	$972	$975
Non-U.S. companies	1,619	2,241	2,870
Income before income taxes	$2,117	$3,213	$3,845

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$(4)	$(2)
State and municipal	3	6	$1
Foreign	322	289	218
Deferred:
Federal	185	167	(7)
State and municipal	(8)	14	22
Foreign	(109)	(66)	53
Provision (benefit) for income taxes	$389	$408	$287

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	Years ended December 31,
	2012		2011		2010
Statutory U.S. income tax rate	35.0%		35.0%		35.0%
State income tax (benefit), net of federal effect	0.2		0.1		0.1
Tax holidays(1)	(1.6)		(2.0)		(3.1)
Investment and other tax credits(2)	(1.0)		(0.7)		(0.9)
Rate difference on foreign earnings	(2.3	)(6)	(4.2)		(2.1)
Equity earnings impact(3)	(12.7)		(14.9)		(16.6)
Dividend repatriation	0.4		(0.8	)(7)	(6.7	)(5)
Deferred tax adjustment(4)					1.5
Valuation allowances	(0.1)		0.5		0.1
Other items, net	0.5		(0.3)		0.2
Effective income tax (benefit) rate	18.4%		12.7%		7.5%

(1)

Primarily related to a subsidiary in Taiwan operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2015). The impact of tax holidays on net income per share on a diluted basis was $0.02 in 2012, $0.04 in 2011, and $0.08 in 2010.

(2)

Primarily related to investment tax credits in Taiwan, employment credits in Mexico and prior year research and development credits in U.S.

(3)

Equity in earnings of nonconsolidated affiliates reported in the financials net of tax.

(4)

In 2010, we recorded a $56 million charge to write-off deferred tax associated with OPEB subsidy due to a law change.

(5)

In 2010, we recorded a $265 million tax benefit for excess foreign tax credits that resulted from the repatriation of current year earnings of certain foreign subsidiaries.

(6)

$37 million tax expense recorded in 2012 will be reversed in the first quarter of 2013 as a result of the retroactive application of the American Taxpayer Relief Act enacted on January 3, 2013.

(7)

Includes benefit of amending 2006 U.S. Federal return to claim foreign tax credits.

CORNING INCORPORATED – 2012 Form 10-K   59

Back to Contents

The following table details the tax benefit recognized in other comprehensive income:

(In millions)	Years ended December 31,
	2012	2011	2010
Net unrealized gains (losses) on investments:
Unrealized holding gain (loss) arising during the period	$(1)		$6
Less: reclassification adjustment for amounts included in net income	3		(1)
Equity investee’s unrealized gain on investments	1
Unamortized losses and prior service costs for postretirement benefit plans:
Adjustments arising during the period	(100)	$(30)	(58)
Less: amortization of losses and prior service costs included in net income	33	35	26
Equity investee’s defined benefit plan adjustments	2	(9)	(1)
Net unrealized gains (losses) on designated hedges:
Unrealized holding gain (loss) arising during the period	20	18	(6)
Less: reclassification adjustment for amounts included in net income	7	(21)	(9)
Income tax benefit related to items of other comprehensive income	$(35)	$(7)	$(43)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2012	2011
Loss and tax credit carryforwards	$1,923	$2,039
Capitalized research and development	33	47
Asset impairments and restructuring reserves	168	162
Postretirement medical and life benefits	357	347
Inventory	23	44
Fixed assets	89	78
Other accrued liabilities	268	241
Other employee benefits	486	398
Gross deferred tax assets	3,347	3,356
Valuation allowance	(210)	(219)
Total deferred tax assets	3,137	3,137
Intangible and other assets	(230)	(97)
Total deferred tax liabilities	(230)	(97)
Net deferred tax assets	$2,907	$3,040

The net deferred tax assets are classified in our consolidated balance sheets, as follows (in millions):

	December 31,
	2012	2011
Current deferred tax assets	$579	$448
Non-current deferred tax assets	2,343	2,652
Current deferred tax liabilities	(4)
Non-current deferred tax liabilities	(11)	(60)
Net deferred tax assets	$2,907	$3,040

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2012 follow (in millions):

	Amount	Expiration
		2013-2017	2018-2022	2023-2032	Indefinite
Net operating losses	$825	$97	$163	$360	$205
Capital losses	10	10
Tax credits	1,088	150	778	114	46
TOTALS AS OF DECEMBER 31, 2012	$1,923	$257	$941	$474	$251

The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable. Cumulative tax benefits totaling $300 million will be recorded in additional paid-in-capital when the net operating loss and credit carry forwards are utilized and the windfall tax benefit can be realized.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other foreign net operating loss carryforwards and federal and state tax credits, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. U.S. profits of approximately $7.1 billion will be required to fully realize the deferred tax assets as of December 31, 2012. Of that amount, $3.8 billion of U.S. profits will be required over the next 13 years to fully realize the deferred tax assets associated with federal net operating loss carry forwards. The remaining deferred tax assets will be realized as the underlying temporary differences reverse over an extended period. The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2012 and 2011 was $210 million and $219 million, respectively.

CORNING INCORPORATED – 2012 Form 10-K   60

Back to Contents

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):

	2012	2011
Balance at January 1	$21	$23
Additions based on tax positions related to the current year	1	2
Additions for tax positions of prior years	2	1
Reductions for tax positions of prior years		(1)
Settlements and lapse of statute of limitations	(8)	(4)
Balance at December 31	$16	$21

Included in the balance at December 31, 2012 and 2011 are $11 million and $15 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. For the years ended December 31, 2012, 2011, and 2010, the amounts recognized in interest expense and income were immaterial. The amounts accrued at December 31, 2012 and 2011 for the payment of interest and penalties were not significant.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned of its U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS). The statute of limitations to audit the 2006, 2007, and 2008 U.S. federal income tax expired in 2010, 2011, and 2012, respectively. The statute for the 2005 tax return has closed except to the extent the loss generated in 2005 is utilized in future years.

Corning Incorporated and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2008 onward) and Taiwan (2011 onward).

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

As of the year ended December 31, 2010, Corning had $8.9 billion of foreign unremitted earnings that it intended to keep indefinitely reinvested.

Of this amount, nearly 70% consisted of:

•

Non-liquid operating assets or short term liquidity required to meet current international working capital needs; and

•

Samsung Corning Precision Materials or other joint venture unremitted earnings that require a joint determination with our partners to remove any indefinitely reinvested representation.

Additionally, in the third quarter of 2010, Corning announced a significant multi-year investment plan that was expected to result in 2011 capital investment of $2.4 billion to $2.7 billion, the substantial majority of which would be spent internationally and would include over the term of the plan: $800 million for additional LCD capacity in China; capacity expansion for Eagle XG LCD glass and Corning Gorilla Glass in Asia; expansion of automotive substrate facilities in China and Germany; and a new manufacturing and distribution center in China for our Life Sciences businesses. In addition to the $2.4 billion spent in 2011, approximately $900 million of non-U.S. capital spending was invested in 2012. These factors in addition to additional foreign capital spending planned in 2013 and beyond and the fact that Corning has sufficient access to funds in the U.S. to fund currently anticipated domestic needs result in our ability and intent to indefinitely reinvest our foreign unremitted earnings of $8.9 billion, $10.8 billion and $11.9 billion as of December 31, 2010, 2011 and 2012, respectively. It is not practical to calculate the unrecognized deferred tax liability on these earnings with reasonable accuracy.

CORNING INCORPORATED – 2012 Form 10-K   61

Back to Contents

7.    Investments

Investments comprise the following (in millions):

	Ownership interest(1)	December 31,
		2012	2011
Affiliated companies accounted for under the equity method:
Samsung Corning Precision Materials Co., Ltd.	50%	$3,346	$3,315
Dow Corning Corporation	50%	1,191	1,160
All other	20%-50%	375	248
		4,912	4,723
Other investments		3	3
TOTAL		$4,915	$4,726
(1) Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of such entities.

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	Years ended December 31,
	2012	2011	2010
Statement of operations:
Net sales	$10,131	$11,613	$11,717
Gross profit	$3,708	$5,216	$6,107
Net income	$1,541	$2,925	$3,901
Corning’s equity in earnings of affiliated companies	$810	$1,471	$1,958
Related party transactions:
Corning sales to affiliated companies	$28	$30	$27
Corning purchases from affiliated companies	$167	$138	$59
Corning transfers of assets, at cost, to affiliated companies(1)	$77	$113	$121
Dividends received from affiliated companies	$1,089	$820	$1,712
Royalty income from affiliated companies	$84	$221	$268
Corning services to affiliates	$24	$50	$37
	December 31,
	2012	2011
Balance sheet:
Current assets	$8,249	$9,088
Noncurrent assets	$13,418	$13,298	(2)
Short-term borrowings, including current portion of long-term debt	$209	$331
Other current liabilities	$1,986	$2,489
Long-term debt	$847	$1,445
Other long-term liabilities	$7,445	$7,161	(2)
Non-controlling interest	$708	$848
Related party transactions:
Balances due from affiliated companies	$61	$77
Balances due to affiliated companies	$37	$14

(1)

Corning purchases machinery and equipment on behalf of Samsung Corning Precision Materials to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

(2)

The prior year noncurrent assets and noncurrent liabilities have been revised to reflect certain correcting adjustments as reported by Dow Corning. Such correcting adjustments increased noncurrent deferred tax assets and noncurrent deferred tax liabilities by $529 million each for items that had previously been presented on a net basis. Those revisions had no impact on Corning’s investment in or equity in earnings of Dow Corning for any of the periods presented.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

At December 31, 2012, approximately $4.8 billion of equity in undistributed earnings of equity companies was included in our retained earnings.

CORNING INCORPORATED – 2012 Form 10-K   62

Back to Contents

A discussion and summarized results of Corning’s significant affiliates at December 31, 2012 follows:

Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision Materials)

Samsung Corning Precision Materials is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. In 2010, it changed its name from Samsung Corning Precision Glass Co., Ltd. to Samsung Corning Precision Materials Co., Ltd.

Samsung Corning Precision Materials’ financial position and results of operations follow (in millions):

	Years ended December 31,
	2012	2011	2010
Statement of operations:
Net sales	$3,139	$4,171	$4,856
Gross profit	$2,080	$2,942	$3,731
Net income attributable to Samsung Corning Precision Materials	$1,390	$2,061	$2,946
Corning’s equity in earnings of Samsung Corning Precision Materials	$699	$1,031	$1,473
Related party transactions:
Corning purchases from Samsung Corning Precision Materials	$126	$107	$33
Corning transfer of machinery and equipment to Samsung Corning Precision Materials at cost(1)	$77	$113	$121
Dividends received from Samsung Corning Precision Materials	$979	$492	$1,474
Royalty income from Samsung Corning Precision Materials	$83	$219	$265
	December 31,
	2012	2011
Balance sheet:
Current assets	$3,282	$3,560
Noncurrent assets	$3,856	$3,890
Other current liabilities	$406	$498
Other long-term liabilities	$17	$241
Non-controlling interest	$12	$11

(1)

Corning purchases machinery and equipment on behalf of Samsung Corning Precision Materials to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision Materials at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due from Samsung Corning Precision Materials were $15 million at December 31, 2012. Balances due to Samsung Corning Precision Materials were $34 million at December 31, 2012. Balances due from Samsung Corning Precision Materials were $16 million at December 31, 2011. Balances due to Samsung Corning Precision Materials were $11 million at December 31, 2011.

In 2010, Samsung Corning Precision Materials’ earnings were positively impacted from a revised tax holiday calculation agreed to by the Korean National Tax service. Corning’s share of this adjustment was $61 million.

Corning owns 50% of Samsung Corning Precision Materials. Samsung Electronics Co., Ltd. owns 43% and other shareholders own the remaining 7%.

In April 2011, Korean tax authorities completed a tax audit of Samsung Corning Precision Materials. As a result, the tax authorities issued a pre-assessment of approximately $46 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009. Our first level of appeal was denied on October 5, 2011 and a formal assessment was issued. The assessment was paid in full in the fourth quarter of 2011, which will allow us to continue the appeal process. Samsung Corning Precision Materials and Corning believe we will maintain our position when all available appeal remedies have been exhausted.

Additionally, the 2011 Korean Board of Audit and Inspection’s (the BoAI) review of tax exemptions previously granted to Samsung Corning Precision Materials by the National Tax Service (NTS) was closed without being remanded back to the NTS for adjustment or re-examination.

On December 31, 2007, Samsung Corning Precision Materials acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision Materials. Prior to their merger, Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision Materials) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement, it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling was appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. On January 11, 2011, the Appellate Court ordered the Samsung Affiliates to pay 600 billion won in principal and 20 billion won in delayed interest to SGI and Creditors. Samsung promptly paid those amounts, which approximated $550 million when translated to United States Dollars, from a portion of an escrow account established upon completion of SLI’s initial public offering (IPO) on May 7, 2010. On February 7, 2011, the Samsung Affiliates appealed the Appellate Court’s ruling to the Supreme Court of Korea and the appeal is currently in progress. Samsung Corning Precision Materials has not contributed to any payment related to these disputes, and has concluded that no provision for loss should be reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

CORNING INCORPORATED – 2012 Form 10-K   63

Back to Contents

In September 2009, Corning and Samsung Corning Precision Materials formed Corsam Technologies LLC (Corsam), an equity affiliate established to provide glass technology research for future product applications. Samsung Corning Precision Materials invested $124 million in cash and Corning contributed intellectual property with a corresponding value. Corning and Samsung Corning Precision Materials each own 50% of the common stock of Corsam, and Corning has agreed to provide research and development services at arm’s length to Corsam. Corning does not control Corsam because Samsung Corning Precision Materials’ other investors maintain significant participating voting rights. In addition, Corsam has sufficient equity to finance its activities, the voting rights of investors in Corsam are considered substantive, and the risks and rewards of Corsam’s research are shared only by those investors noted. As a result, Corsam is accounted for under the equity method of accounting for investments.

Dow Corning Corporation (Dow Corning)

Dow Corning is a U.S.-based manufacturer of silicone products. Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning.

Dow Corning’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2012	2011	2010
Statement of operations:
Net sales	$6,119	$6,427	$5,997
Gross profit	$1,413	$1,989	$2,135
Net income attributable to Dow Corning	$181	$806	$887
Corning’s equity in earnings of Dow Corning	$90	$404	$444
Related party transactions:
Corning purchases from Dow Corning	$23	$22	$19
Dividends received from Dow Corning	$100	$310	$222
	December 31,
	2012	2011
Balance sheet:
Current assets	$4,117	$4,873
Noncurrent assets	$9,184	$9,227	(1)
Short-term borrowings, including current portion of long-term debt	$209	$331
Other current liabilities	$1,304	$1,692
Long-term debt	$844	$1,440
Other long-term liabilities	$7,371	$7,052	(1)
Non-controlling interest	$687	$767

(1)

The prior year noncurrent assets and noncurrent liabilities have been revised to reflect certain correcting adjustments as reported by Dow Corning. Such correcting adjustments increased noncurrent deferred tax assets and noncurrent deferred tax liabilities by $529 million each for items that had previously been presented on a net basis. Those revisions had no impact on Corning’s investment in or equity in earnings of Dow Corning for any of the periods presented.

Beginning in the latter half of 2011, and continuing into 2012, Dow Corning began experiencing unfavorable industry conditions at its consolidated subsidiary Hemlock Semiconductor Group (Hemlock), a producer of high purity polycrystalline silicon for the semiconductor and solar industries, driven by over-capacity at all levels of the solar industry supply chain. This over-capacity led to significant declines in polycrystalline spot prices in the fourth quarter of 2011, and prices remained depressed throughout 2012. Also potentially impacting this business is a Chinese Ministry of Commerce (MOFCOM) anti-dumping and countervailing duty investigation of imports of solar-grade polycrystalline solar products from the U.S. and Korea. If the Chinese authorities rule that dumping or subsidization took place, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the U.S.

Due to the conditions and uncertainties described above, sales volume has declined and production levels of certain operating assets have been reduced. As a result, Dow Corning determined that a polycrystalline silicon plant expansion previously delayed since the fourth quarter of 2011 would no longer be economically viable and made the decision to abandon this expansion activity in the fourth quarter of 2012. The abandonment resulted in an impairment charge of $57 million, before tax, for Corning’s share of the write down in the value of these construction-in-progress assets. Further, the startup of another plant expansion that was expected to begin production in 2013 is being delayed until sales volumes increase to levels necessary to support operations.

Additionally, during the fourth quarter of 2012, the events and circumstances described above indicated that additional assets of Dow Corning’s polycrystalline silicon business might be impaired. In accordance with accounting guidance for impairment of long-lived assets, Dow Corning compared estimated undiscounted cash flows to the assets’ carrying value and determined that the asset group is recoverable as of December 31, 2012. However, it is reasonably possible that the estimate of undiscounted cash flows could change in the near term, resulting in the need to write down those assets to fair value. If a significant adverse duty is imposed by MOFCOM or there is continued pricing deterioration or other adverse market conditions that result in non-performance by customers under long-term contracts, Dow Corning’s estimates of cash flows might change. Partially mitigating the adverse circumstances described above are long-term contracts that Dow Corning established in preparation for this negative volatility. These long term contracts contain customer pre-payment requirements, as well as a provision that the customers “take or pay” the contracted volume of the polycrystalline silicon over the life of the contract. Corning’s share of the carrying value of this asset group is approximately $700 million, after tax.

CORNING INCORPORATED – 2012 Form 10-K   64

Back to Contents

At December 31, 2012, Dow Corning’s marketable securities included approximately $76 million of auction rate securities. Unrealized losses related to temporary impairments were not material.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust. As of December 31, 2012, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion. As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2012, Dow Corning has estimated the liability to commercial creditors to be within the range of $90 million to $294 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $90 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

On July 20, 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated anti-dumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea, based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries, including a consolidated subsidiary of Dow Corning, exported solar-grade polycrystalline silicon to China at less than normal value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government. If the Chinese authorities rule that dumping or subsidization took place, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the U.S. Dow Corning and its consolidated subsidiaries are complying with MOFCOM in the investigations and is vigorously contesting the allegations. As the outcome of such actions is uncertain, Dow Corning cannot predict the ultimate impact of these matters.

Pittsburgh Corning Corporation (PCC)

Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products. Corning is also currently involved in approximately 9,800 other cases (approximately 37,500 claims) alleging injuries from asbestos and similar amounts of monetary damages per case. Those cases have been covered by insurance without material impact to Corning to date. As of December 31, 2012, Corning had received for these cases approximately $18.6 million in insurance payments related to those claims. As described below, several of Corning’s insurance carriers have filed a legal proceeding concerning the extent of any insurance coverage for past and future defense and indemnity costs for these claims. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On June 16, 2011, the Court entered an Order denying confirmation of the Amended PCC Plan. The Court’s memorandum opinion accompanying the order rejected some objections to the Amended PCC Plan and made suggestions regarding modifications to the Amended PCC Plan that would allow the Plan to be confirmed. Corning and other parties have filed a motion for reconsideration, objecting to certain points of this Order. Certain parties to the proceeding filed specific Plan modifications in response to the Court’s opinion and Corning supported these filings. Certain parties objected to the proposed Plan modifications and, to resolve some of those objections, further revisions to the Plan and other documents were filed. A modified Amended PCC Plan was then submitted by PCC, and objections to that Plan were filed by two parties. Those objections and the Plan are pending before the Court.

CORNING INCORPORATED – 2012 Form 10-K   65

Back to Contents

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,800 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more data becomes available.

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $671 million at December 31, 2012, compared with an estimate of liability of $657 million at December 31, 2011. For the years ended December 31, 2012 and 2011, Corning recorded asbestos litigation expense of $14 million and $24 million, respectively. In the first quarter of 2010, Corning recorded a credit of $54 million to reflect the change in terms of Corning’s proposed payments under the Amended Plan. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

The Amended PCC Plan with the modifications addressing issues raised by the Court’s June 16, 2011 opinion remains subject to a number of contingencies. Payment of the amounts required to fund the Amended PCC Plan from insurance and other sources are subject to a number of conditions that may not be achieved. The approval of the (further modified) Amended PCC Plan by the Bankruptcy Court is not certain and faces objections by some parties. If the modified Amended PCC Plan is approved by the Bankruptcy Court, that approval will be subject to appeal. For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters. The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur. Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

At December 31, 2012 and 2011, the fair value of PCE significantly exceeded its carrying value of $149 million and $138 million, respectively. There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate. PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court on April 16, 2000. At that time, Corning determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired. As a result, we reduced our investment in PCC to zero.

8.    Acquisition

On October 31, 2012, Corning acquired all of the shares of Discovery Labware, Inc. and Plasso Technology Limited and certain other assets (collectively referred to as “Purchased Assets”) from Becton Dickinson and Company for approximately $723 million, net of $1.4 million cash received at closing. The Purchased Assets constitute a business, therefore the acquisition was accounted for as a business combination. The business, referred to as Discovery Labware, will design, manufacture, market and supply cell culture, other laboratory reagents, core and advanced consumables for basic and applied research for life scientists, clinical researchers, and laboratory professionals globally.

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill on the basis of fair value as follows (in millions):

Inventory and other current assets	$74
Fixed Assets	81
Other intangible assets	279
Current and non-current liabilities	(21)
Net tangible and intangible assets	$413
Purchase price	723
Goodwill(1)	$310
(1) The goodwill recognized is deductible for U.S. income tax purposes. The goodwill was allocated to the Life Sciences segment.

Goodwill is primarily related to the value of the Discovery Labware product portfolio and distribution network and its combination with Corning’s existing life sciences platform, as well as synergies and other intangibles that do not qualify for separate recognition. Other intangible assets consist mainly of distributor relationships, trademark and trade names and are amortized over a useful life of 20 years. Acquisition-related costs of $22 million in the twelve months ended December 31, 2012 included costs for legal, accounting, valuation and other professional services and were included in selling, general and administrative expense in the Consolidated Statements of Income. Supplemental pro forma information was not provided because the Purchased Assets are not material to Corning’s consolidated financial statements.

CORNING INCORPORATED – 2012 Form 10-K   66

Back to Contents

9.    Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	December 31,
	2012	2011
Land	$112	$113
Buildings	4,324	3,957
Equipment	12,571	11,886
Construction in progress	1,270	1,919
	18,277	17,875
Accumulated depreciation	(7,652)	(7,204)
TOTAL	$10,625	$10,671

Approximately $74 million, $46 million, and $20 million of interest costs were capitalized as part of property, net in 2012, 2011, and 2010, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. At December 31, 2012 and 2011, the recorded value of precious metals totaled $2.4 billion and $2.5 billion, respectively. Depletion expense related to the years ended December 31, 2012, 2011, and 2010 totaled $20 million, $21 million, and $22 million, respectively.

During the fourth quarters of 2012 and 2011, the Specialty Materials segment recorded impairment charges of $44 million and $130 million, respectively, related to certain assets located in Japan used in the ion exchange process for the production of large cover glass. The large cover glass impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their relative fair market values as of the date of impairment. As a result of the impairment, assets included in the category of equipment decreased by approximately $44 million in 2012, and in the categories of equipment and buildings by $55 million and $75 million in 2011, respectively.

10.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2012 and 2011 are as follows (in millions):

	Telecommunications	Display Technologies	Specialty Materials	Life Sciences	Total
Balance at December 31, 2010	$118	$9	$150	$260	$537
Acquired goodwill(1)	91			36	127
Balance at December 31, 2011	$209	$9	$150	$296	$664
Acquired goodwill(2)				310	310
Balance at December 31, 2012	$209	$9	$150	$606	$974

(1)

The Company recorded goodwill associated with two small acquisitions completed in 2011.

(2)

The Company recorded the acquisition of the Discovery Labware business of Becton Dickinson and Company in the fourth quarter of 2012. Refer to Note 8 (Acquisition) to the Consolidated Financial Statements for additional information.

Corning’s gross goodwill balance for the fiscal years ended December 31, 2012 and 2011 were $7.4 billion and $7.1 billion, respectively. Accumulated impairment losses were $6.5 billion for the fiscal years ended December 31, 2012 and 2011, respectively, and were generated entirely through goodwill impairments related to the Telecommunications segment.

CORNING INCORPORATED – 2012 Form 10-K   67

Back to Contents

Other Intangible Assets

Other intangible assets follow (in millions):

	December 31,
	2012			2011
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks & trade names(1)	$282	$128	$154	$228	$119	$109
Customer list and other(1)	394	26	368	169	16	153
TOTAL	$676	$154	$522	$397	$135	$262

(1)

The Company recorded the acquisition of the Discovery Labware business of Becton Dickinson and Company in the fourth quarter of 2012, and two small acquisitions completed in 2010 and 2011. Refer to Note 8 (Acquisition) to the Consolidated Financial Statements for additional information.

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments. Amortization expense related to these intangible assets was $19 million, $15 million. and $8 million for the years ended December 31, 2012, 2011. and 2010, respectively. Amortization expense is estimated to be approximately $30 million for 2013 through 2015, and $29 million thereafter.

11.    Other Liabilities

Other accrued liabilities follow (in millions):

	December 31,
	2012	2011
Current liabilities:
Wages and employee benefits	$460	$373
Income taxes	282	288
Other current liabilities	359	432
Other accrued liabilities	$1,101	$1,093
Non-current liabilities:
Asbestos litigation	$671	$657
Other non-current liabilities	903	704
Other liabilities	$1,574	$1,361

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

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,800 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more data becomes available. Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information on the asbestos litigation.

CORNING INCORPORATED – 2012 Form 10-K   68

Back to Contents

12.    Debt

(In millions)	December 31,
	2012	2011
Current portion of long-term debt	$76	$27
Long term debt
Debentures, 6.75%, due 2013	$49	$100
Debentures, 5.90%, due 2014		100
Debentures, 6.20%, due 2016		75
Debentures, 8.875%, due 2016	68	81
Debentures, 1.45%, due 2017	249
Debentures, 6.625%, due 2019	250	250
Debentures, 4.25%, due 2020	297	298
Debentures, 8.875%, due 2021	71	87
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	99	99
Debentures, 6.85%, due 2029	173	175
Debentures, callable, 7.25%, due 2036	249	249
Debentures, 4.70%, due 2037	250
Debentures, 5.75%, due 2040	398	397
Debentures, 4.75%, due 2042	500
Other, average rate 6.00%, due through 2037	760	435
Total long term debt	3,458	2,391
Less current portion of long-term debt	76	27
Long-term debt	$3,382	$2,364

At December 31, 2012 and 2011, the weighted-average interest rate on current portion of long-term debt was 5.3% and 2.1%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.7 billion at December 31, 2012 and $2.6 billion at December 31, 2011.

The following table shows debt maturities by year at December 31, 2012 (in millions):

2013	2014	2015	2016	2017	Thereafter
$76	$297	$138	$156	$252	$2,511

In the fourth quarter of 2010, we amended and restated our existing revolving credit facility. The amended facility provides a $1.0 billion unsecured multi-currency line of credit and expires in December 2015. The facility includes two financial covenants, including a leverage test (debt to capital ratio), and an interest coverage ratio (calculated on the most recent four quarters). As of December 31, 2012, we were in compliance with these covenants.

Debt Issuances and Retirements

2012

•

In the first quarter of 2012, we issued $500 million of 4.75% senior unsecured notes that mature on March 15, 2042 and $250 million of 4.70% senior unsecured notes that mature on March 15, 2037. The net proceeds of $742 million will be used for general corporate purposes.

•

In the fourth quarter of 2012, we completed the following debt-related transactions:

–

We issued $250 million of 1.45% senior unsecured notes that mature on November 15, 2017. The net proceeds of $248 million from the offering will be used for general corporate purposes.

–

We repurchased $13 million of our 8.875% senior unsecured notes due 2021, $11 million of our 8.875% senior unsecured notes due 2016, and $51 million of our 6.75% senior unsecured notes due 2013. Additionally, we redeemed $100 million of our 5.90% senior unsecured notes due 2014 and $74 million of our 6.20% senior unsecured notes due 2016. We recognized a pre-tax loss of $26 million upon the early redemption of these notes.

•

In 2012, we borrowed the equivalent of approximately $377 million from a credit facility that a wholly-owned subsidiary entered into in the second quarter of 2011.

2011

•

In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $642 million when translated to United States Dollars. Corning was able to request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”). The time period for Corning to draw under the RMB facility expired at the end of 2012. Our financing agreement requires us to repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due in August, 2016, five years from the date of the first advance. Corning also has the right to repay this loan in full at pre-determined dates with no pre-payment penalty. In 2011, Corning borrowed approximately $120 million under this credit facility.

CORNING INCORPORATED – 2012 Form 10-K   69

Back to Contents

2010

•

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

•

In the third quarter of 2010, we repurchased $126 million of 6.2% senior unsecured notes due March 15, 2016 and $100 million of 5.9% senior unsecured notes due March 15, 2014. The net carrying amount of the debt repurchased was $234 million. We recognized a pre-tax loss of $30 million upon early redemption of these notes.

•

Corning redeemed $48 million principal amount of our 6.25% notes due February 18, 2010. There were no other significant debt reductions during 2010.

13.    Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. In 2012, we made voluntary contributions of $105 million to our domestic and international pension plans. In 2011, we made no voluntary cash contributions to our domestic defined benefit pension plan and $5 million to our international pension plans.

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

CORNING INCORPORATED – 2012 Form 10-K   70

Back to Contents

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follows (in millions):

December 31,	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$3,224	$3,008	$957	$976
Service cost	62	53	13	13
Interest cost	154	153	45	49
Plan participants’ contributions	1	1	12	12
Amendments	3	3
Actuarial loss (gain)	409	175	20	(31)
Other	5	3	1
Benefits paid	(239)	(171)	(66)	(67)
Medicare subsidy received			5	5
Foreign currency translation	11	(1)
Benefit obligation at end of year	$3,630	$3,224	$987	$957
Change in plan assets
Fair value of plan assets at beginning of year	$2,770	$2,690
Actual gain on plan assets	309	232
Employer contributions	122	18
Plan participants’ contributions	1	1
Benefits paid	(239)	(171)
Foreign currency translation	12
Fair value of plan assets at end of year	$2,975	$2,770
Funded status at end of year
Fair value of plan assets	$2,975	$2,770
Benefit obligations	(3,630)	(3,224)	$(987)	$(957)
Funded status of plans	$(655)	$(454)	$(987)	$(957)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$14
Current liability	(31)	$(11)	$(57)	$(60)
Noncurrent liability	(638)	(443)	(930)	(897)
Recognized liability	$(655)	$(454)	$(987)	$(957)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,205	$1,019	$274	$269
Prior service cost (credit)	25	29	(29)	(35)
Amount recognized at end of year	$1,230	$1,048	$245	$234

The accumulated benefit obligation for defined benefit pension plans was $3.5 billion and $3.1 billion at December 31, 2012 and 2011, respectively.

The following information is presented for pension plans where the projected benefit obligation and the accumulated benefit obligation as of December 31, 2012 and 2011 exceeded the fair value of plan assets (in millions):

	December 31,
	2012	2011
Projected benefit obligation	$3,371	$388
Accumulated benefit obligation	$3,196	$360
Fair value of plan assets	$2,702	$14

In 2012, the fair value of plan assets exceeded the accumulated benefit obligation for the United Kingdom pension plan.

CORNING INCORPORATED – 2012 Form 10-K   71

Back to Contents

The components of net periodic benefit expense for our employee retirement plans follow (in millions):

	Pension benefits			Postretirement benefits
	2012	2011	2010	2012	2011	2010
Service cost	$62	$53	$46	$13	$13	$12
Interest cost	154	153	157	45	49	50
Expected return on plan assets	(157)	(161)	(168)
Amortization of net loss	72	79	50	15	18	15
Amortization of prior service cost (credit)	8	9	9	(6)	(6)	(6)
Total periodic benefit expense	$139	$133	$94	$67	$74	$71
Curtailment charge			(1)
Total expense	$139	$133	$93	$67	$74	$71
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effects			$1
Current year actuarial loss (gain)	$257	$107	106	$20	$(31)	$77
Amortization of actuarial loss	(72)	(79)	(50)	(16)	(18)	(15)
Current year prior service (credit)/loss	3	3	23			(31)
Amortization of prior service (cost) credit	(8)	(9)	(9)	6	6	6
Total recognized in other comprehensive income (loss)	$180	$22	$71	$10	$(43)	$37
Total recognized in net periodic benefit cost and other comprehensive income	$319	$155	$164	$77	$31	$108

Certain amounts for prior periods were reclassified to conform to the 2012 presentation.

The Company expects to recognize $88 million of net loss and $5 million of net prior service cost as components of net periodic pension cost in 2013 for its defined benefit pension plans. The Company expects to recognize $16 million of net loss and $6 million of net prior service credit as components of net periodic postretirement benefit cost in 2013.

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

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension benefits						Postretirement benefits
	Domestic			International			Domestic
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	3.75%	4.75%	5.25%	4.48%	4.40%	4.75%	4.00%	4.75%	5.25%
Rate of compensation increase	4.00%	4.25%	4.25%	3.45%	3.44%	4.35%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension benefits						Postretirement benefits
	Domestic			International			Domestic
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.75%	5.25%	5.75%	4.40%	4.75%	5.75%	4.75%	5.25%	5.75%
Expected return on plan assets	6.00%	6.50%	7.25%	6.01%	5.59%	6.01%
Rate of compensation increase	4.25%	4.25%	4.25%	3.44%	4.35%	4.04%

CORNING INCORPORATED – 2012 Form 10-K   72

Back to Contents

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes. Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2012	2011
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage- point increase	One-percentage- point decrease
Effect on annual total of service and interest cost	$5	$(4)
Effect on postretirement benefit obligation	$57	$(46)

Plan Assets

The Company’s overall investment strategy is to obtain sufficient return to offset or exceed inflation and provide adequate liquidity to meet the benefit obligations of the pension plan. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio. The target allocation range for domestic equity investment is 10.0%-12.5% which includes large, mid and small cap companies. The target allocation range of international equities is 10.0%-12.5%, which includes investments in both developed and emerging markets. The target allocation for bond investments is 60%, which predominately includes both government and corporate bonds. Long duration fixed income assets are utilized to mitigate the sensitivity of funding ratios to changes in interest rates. The target allocation range for non-public investments in private equity and real estate is 5%-15%, and is used to enhance returns and offer additional asset diversification. The target allocation range for commodities is 0%-5%, which provides some inflation protection to the portfolio.

CORNING INCORPORATED – 2012 Form 10-K   73

Back to Contents

The following tables provide fair value measurement information for the Company’s major categories of defined benefit plan assets (in millions):

	December 31, 2012	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$313	$185	$128
International companies	314	96	218
Fixed income:
U.S. corporate bonds	1,624	151	1,473
International fixed income	245	182	63
Other fixed income
Private equity(1)	221			$221
Real estate(2)	103			103
Insurance contracts	6			6
Cash equivalents	57	57
Commodities(3)	92		92
TOTAL	$2,975	$671	$1,974	$330

(1)

This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.

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

	December 31, 2011	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$315	$215	$100
International companies	312	80	232
Fixed income:
U.S. corporate bonds	1,446		1,446
International fixed income	173		173
Other fixed income
Private equity(1)	241			$241
Real estate(2)	91			91
Insurance contracts	5			5
Cash equivalents	97	97
Commodities(3)	90		90
TOTAL	$2,770	$392	$2,041	$337

(1)

This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.

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

CORNING INCORPORATED – 2012 Form 10-K   74

Back to Contents

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2012 and 2011 (in millions):

	Level 3 assets
	Year ended December 2012
	Private equity	Real estate	Insurance contracts
Beginning balance at December 31, 2011	$241	$91	$5
Actual return on plan assets relating to assets still held at the reporting date	26	11
Purchases, sales, and settlements
Transfers in and/or out of level 3	(46)	1	1
Ending balance at December 31, 2012	$221	$103	$6
	Level 3 assets
	Year ended December 2011
	Private equity	Real estate	Insurance contracts
Beginning balance at December 31, 2010	$234	$74	$5
Actual return on plan assets relating to assets still held at the reporting date	27	6
Purchases, sales, and settlements
Transfers in and/or out of level 3	(20)	11
Ending balance at December 31, 2011	$241	$91	$5

Credit Risk

61% of plan assets are invested in long duration bonds. The average rating for these bonds is A. These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for asset-backed securities) would result in a decline in the value of the bonds. These bonds are also subject to default risk.

Currency Risk

11% of assets are valued in non-U.S. dollar denominated investments that are subject to currency fluctuations. The value of these securities will decline if the U.S. dollar increases in value relative to the value of the currencies in which these investments are denominated.

Liquidity Risk

12% of the securities are invested in Level 3 securities. These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.

At December 31, 2012 and 2011, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data

We anticipate making voluntary cash contributions of approximately $65 million to our domestic and international plans in 2013.

The following reflects the gross benefit payments that are expected to be paid for the domestic and international plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected benefit payments		Expected federal subsidy payments postretirement benefits
	Pension benefits	Postretirement benefits
2013	$208	$73	$6
2014	$188	$77	$6
2015	$196	$80	$7
2016	$198	$83	$7
2017	$201	$85	$7
2018-2022	$1,101	$456	$42

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $50 million, $44 million, and $46 million for the years ended December 31, 2012, 2011, and 2010, respectively.

CORNING INCORPORATED – 2012 Form 10-K   75

Back to Contents

14.    Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):

	Total	Amount of commitment and contingency expiration per period
		Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	5 years and thereafter
Performance bonds and guarantees	$35	$22	$3	$5		$5
Credit facilities for equity companies	50	25	25
Stand-by letters of credit(1)	57	57
Subtotal of commitment expirations per period	$142	$104	$28	$5		$5
Purchase obligations	$89	$37	$21	$11	$9	$11
Capital expenditure obligations(2)	240	240
Total debt(3)	3,214	73	295	136	154	2,556
Interest on long-term debt(4)	2,853	160	165	151	144	2,233
Minimum rental commitments	834	383	200	149	28	74
Capital leases(3)	216	3	2	3	3	205
Imputed interest on capital leases	135	12	12	12	12	87
Uncertain tax positions(5)	4	2	2
Subtotal of contractual obligation payments due by period	7,585	910	697	462	350	5,166
Total commitments and contingencies	$7,727	$1,014	$725	$467	$350	$5,171

(1)

At December 31, 2012, $41 million of the $57 million was included in other accrued liabilities on our consolidated balance sheets.

(2)

Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.

(3)

At December 31, 2012, $3.4 billion was included on our balance sheet. Total debt above is stated at maturity value.

(4)

The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.

(5)

At December 31, 2012, $6 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $2 million of that amount will become payable.

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

We have agreed to provide up to a $50 million credit facility to Dow Corning. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. The purchase obligations primarily represent raw material and energy-related take-or-pay contracts. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Minimum rental commitments under leases outstanding at December 31, 2012 follow (in millions):

2013	2014	2015	2016	2017	2018 and thereafter
$383	$200	$149	$28	$20	$54

Total rental expense was $80 million for 2012, $84 million for 2011, and $70 million for 2010.

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):

	2012	2011
Balance at January 1	$23	$24
Adjustments for warranties issued for current year sales	$3	$4
Adjustments for warranties related to prior year sales	$(20)	$(3)
Settlements made during the current year		$(2)
Balance at December 31	$6	$23

CORNING INCORPORATED – 2012 Form 10-K   76

Back to Contents

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2012 and December 31, 2011, Corning had accrued approximately $21 million (undiscounted) and $25 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2012, the amount of equity subject to such restrictions for consolidated subsidiaries was not significant. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

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

Cash Flow Hedges

Our cash flow hedging activities utilize foreign exchange forward and option contracts to reduce the risk that movements in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. Our cash flow hedging activities also utilize interest rate forwards to reduce the risk of changes in a benchmark interest rate from the probable forecasted issuance of debt. Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively. Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings. At December 31, 2012, the amount of net losses expected to be reclassified into earnings within the next 12 months is $54 million.

Fair Value Hedges

In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Net gains or losses recorded in the consolidated statement of operations related to the Company’s underlying debt and interest rate swap agreements were not significant. At December 31, 2012, the fair value of the interest rate swap agreements recorded in the other assets and other liabilities line item and offset in the long-term debt line item of the consolidated balance sheet were not significant. There were no outstanding fair value hedges in 2011.

Each fair value hedge (swap) was entered into subsequent to the initial recognition of the hedged item; therefore these swaps do not meet the criteria to qualify for the shortcut method. Therefore, Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively. The analysis excludes the impact of credit risk from the assessment of hedge ineffectiveness. The amount recorded in current period earnings in the other income, net component, relative to ineffectiveness, is nominal for the year ended December 31, 2012. There were no outstanding fair value hedges in 2011 or 2010.

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

CORNING INCORPORATED – 2012 Form 10-K   77

Back to Contents

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments (in millions):

	Notional amount		Asset derivatives			Liability derivatives
			Balance sheet location	Fair value		Balance sheet location	Fair value
	2012	2011		2012	2011		2012	2011
Derivatives designated as hedging instruments
Foreign exchange contracts	$719	$402	Other current assets	$57	$6	Other accrued liabilities	$(3)	$(8)
Benchmark interest rate		$500						$(33)
Interest rate swap	$550
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,939	$3,094	Other current assets	$109	$6	Other accrued liabilities	$(10)	$(122)
						Other liabilities		$(6)
TOTAL DERIVATIVES	$3,208	$3,996		$166	$12		$(13)	$(169)

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

Derivatives in hedging relationships	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
	Gain/(loss) recognized in other comprehensive income (OCI)(2)			Location of gain/ (loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective)(1)
	2012	2011	2010		2012	2011	2010
Cash flow hedges
				Sales	$1		$(1)
Interest rate hedge	$15	$(33)	$3	Cost of sales	$16	$(12)	$(9)
Foreign exchange contracts	$85	$(28)	$(68)	Royalties	$11	$(42)	$(14)
TOTAL CASH FLOW HEDGES	$100	$(61)	$(65)		$28	$(54)	$(24)
Net investment hedges
Foreign denominated debt			$2
Other			$(3)
Total net investment hedges			$(1)
Undesignated derivatives	Location	Gain/(loss) recognized in income
		2012	2011	2010
Foreign exchange contracts	Other income/(expense), net	$175	$127	$(291)
Total undesignated		$175	$127	$(291)
(1) The amount of hedge ineffectiveness at December 31, 2012, 2011, and 2010 was insignificant. (2) Certain amounts for prior periods were reclassified to conform to the 2012 presentation.

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

CORNING INCORPORATED – 2012 Form 10-K   78

Back to Contents

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

	December 31, 2012	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Short-term investments	$1,156	$1,156
Other current assets(1)	$166		$166
Non-current assets:
Other assets(2)	$40		$40
Current liabilities:
Other current liabilities(1)	$13		$13

(1)

Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

(2)

Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

	December 31, 2011	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Short-term investments	$1,164	$1,155	$9	(1)
Other current assets(2)	$12		$12
Non-current assets:
Other assets(3)	$35		$35
Current liabilities:
Other accrued liabilities(2)	$163		$163
Non-current liabilities:
Other liabilities(2)	$6		$6

(1)

Short-term investments are measured using observable quoted prices for similar assets.

(2)

Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.

(3)

Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

As of December 31, 2012 and 2011, the Company did not have any financial assets or liabilities that were measured on a recurring basis using unobservable (or Level 3) inputs.

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a nonrecurring basis during the period (in millions):

	December 31, 2012	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$38			$38	$(44)
	December 31, 2011	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$107			$107	$(130)

Long-lived assets held and used related to certain assets used in the ion exchange process for the production of large cover glass, with a carrying amount of $82 million at December 31, 2012 and were written down to their fair value of $38 million, resulting in an impairment charge of $44 million in 2012, which was included in earnings for the period. At December 31, 2011, the assets had a carrying value of $237 million and were written down to their fair value of $107 million, resulting in an impairment charge of $130 million in 2011, which was included in earnings for the period. The impairment charge was determined using a market value approach to fair value the asset base after indicators of impairment were identified. The valuation methodology determined fair value by comparing market transactions of similar assets as well as an evaluation of the fair value of the underlying assets through the application of the cost approach and income approach. The cost approach determines current replacement cost adjusted for physical deterioration and the income approach starts with the forecasts of all expected future cash flows including the eventual disposition at market value of the long-lived assets and applies a risk adjusted discount rate. The key assumptions used in these approaches, which requires significant management judgment, include business assumptions, growth rate, terminal value, physical deterioration, and discount rate. The Company believes its current assumptions and estimates of the impairment are reasonable.

CORNING INCORPORATED – 2012 Form 10-K   79

Back to Contents

17.    Shareholders’ Equity

The following table presents changes in capital stock for the period from January 1, 2010 to December 31, 2012 (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost
Balance at December 31, 2009	1,616	$808	(64)	$(1,207)
Shares issued to benefit plans and for option exercises	10	5
Other, net			(1)	(20)
Balance at December 31, 2010	1,626	$813	(65)	$(1,227)
Shares issued to benefit plans and for option exercises	10	5		(7)
Shares purchased for treasury			(55)	(779)
Other, net			(1)	(11)
Balance at December 31, 2011	1,636	$818	(121)	$(2,024)
Shared issued to benefit plans and for option exercises	13	7		(1)
Shares purchased for treasury			(56)	(719)
Other, net			(2)	(29)
Balance at December 31, 2012	1,649	$825	(179)	$(2,773)

Accumulated Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investee’s other comprehensive income (loss), is as follows (in millions):

	Foreign currency translation adjustment and other	Unamortized losses and prior service costs for post- retirement benefit plans	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$808	$(1,171)	$(39)	$1	$(401)
Foreign currency translation adjustment and other	566				566
Net unrealized gain on investments			6		6
Net unrealized loss on designated hedges				(24)	(24)
Net change in unrecognized postretirement benefit plans		(104)			(104)
Balance at December 31, 2010	$1,374	$(1,275)	$(33)	$(23)	$43
Foreign currency translation adjustment and other	(21)				(21)
Net unrealized gain on investments			4		4
Net unrealized loss on designated hedges				(6)	(6)
Net change in unrecognized postretirement benefit plans		(109)			(109)
Balance at December 31, 2011	$1,353	$(1,384)	$(29)	$(29)	$(89)
Foreign currency translation adjustment and other	(179)				(179)
Net unrealized gain on investments			13		13
Net unrealized gain on designated hedges				47	47
Net change in unrecognized postretirement benefit plans		(92)			(92)
Balance at December 31, 2012	$1,174	$(1,476)	$(16)	$18	$(300)

Refer to the Consolidated Statement of Comprehensive Income for further information about the changes in each component. Tax effects related to each component of comprehensive income are included in Note 6 (Income Taxes) to the Consolidated Financial Statements.

CORNING INCORPORATED – 2012 Form 10-K   80

Back to Contents

18.    Earnings Per Common Share

Basic earnings per common share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share assumes the issuance of common shares for all potentially dilutive securities outstanding.

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):

	Years ended December 31,
	2012			2011			2010
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount
Basic earnings per common share	$1,728	1,494	$1.16	$2,805	1,562	$1.80	$3,558	1,558	$2.28
Effect of dilutive securities:
Employee stock options and awards		12			21			23
Diluted earnings per common share	$1,728	1,506	$1.15	$2,805	1,583	$1.77	$3,558	1,581	$2.25

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):

	Years ended December 31,
	2012	2011	2010
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	43	29	43
TOTAL	43	29	43
19.    Share-based Compensation

Stock Compensation Plans

We maintain long-term incentive plans (the Plans) for key team members and non-employee members of our Board of Directors. The Plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). At December 31, 2012, there were approximately 86 million unissued common shares available for future grants under the Plans.

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Fair values for stock options granted prior to January 1, 2010 were estimated using a lattice-based binomial valuation model. In 2010, Corning began estimating fair values for stock options granted using a multiple-point Black-Scholes valuation model. Both models incorporate the required assumptions and meet the fair value measurement objective.

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

Total share-based compensation cost of $70 million, $86 million, and $92 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, respectively.

CORNING INCORPORATED – 2012 Form 10-K   81

Back to Contents

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the year ended December 31, 2012:

	Number of shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2011	65,027	$15.91
Granted	7,734	12.98
Exercised	(6,887)	5.60
Forfeited and expired	(1,813)	17.20
Options outstanding as of December 31, 2012	64,061	16.63	4.83	65,024
Options expected to vest as of December 31, 2012	63,873	16.64	4.83	65,018
Options exercisable as of December 31, 2012	51,553	16.79	3.94	64,838

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable on December 31, 2012, was approximately 20 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2012, 2011, and 2010 was $4.95, $9.22, and $8.56, respectively. The total fair value of options that vested during the years ended December 31, 2012, 2011, and 2010 was approximately $47 million, $57 million, and $63 million, respectively. Compensation cost related to stock options for the years ended December 31, 2012, 2011, and 2010, was approximately $37 million, $48 million, and $53 million, respectively.

As of December 31, 2012, there was approximately $23 million of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years.

Proceeds received from the exercise of stock options were $38 million for the year ended December 31, 2012, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the years ended December 31, 2012, 2011, and 2010 was approximately $51 million, $77 million, and $57 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not fully recognized due to net operating loss carryforwards available to the Company. Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements.

An award is considered vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). Awards to retirement eligible employees are earned ratably each month that the employee provides service over the twelve months following the grant date, and the related compensation expense is recognized over this twelve month service period or over the period from the grant date to the date of retirement eligibility for employees that become age 55 during the vesting period.

Corning uses a multiple point Black-Scholes model to estimate the fair value of stock option grants. Corning utilizes a blended approach for calculating the volatility assumption used in the multiple-point Black-Scholes model defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term, and the most recent 15-year historical volatility. The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options. The risk-free rates used in the multiple-point Black-Scholes model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term. The ranges given below result from separate groups of employees exhibiting different exercise behavior.

The following inputs were used for the valuation of option grants under our Stock Option Plans:

	2012	2011	2010
Expected volatility	48-49%	47-49%	48-49%
Weighted-average volatility	48-49%	47-49%	48-49%
Dividend yield	2.28-3.31%	1.05-1.10%	1.13-1.40%
Risk-free rate	0.8-1.3%	1.0-2.7%	1.5-3.2%
Average risk-free rate	1.0-1.3%	1.3-2.6%	2-3.2%
Expected term (in years)	5.7-7.1	5.1-6.7	5.1-6.5
Pre-vesting departure rate	0.4-4.2%	0.4-3.9%	1.4-3.6%

CORNING INCORPORATED – 2012 Form 10-K   82

Back to Contents

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

The following table represents a summary of the status of the Company’s nonvested time-based restricted stock and restricted stock units as of December 31, 2011, and changes during the year ended December 31, 2012:

	Shares (000’s)	Weighted-average grant-date fair value
Nonvested shares at December 31, 2011	4,104	$18.16
Granted	2,299	13.00
Vested	(951)	18.19
Forfeited	(89)	16.25
Nonvested shares and share units at December 31, 2012	5,363	$15.97

As of December 31, 2012, there was approximately $22 million of unrecognized compensation cost related to nonvested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of time-based restricted stock that vested during the years ended December 31, 2012, 2011, and 2010 was approximately $13 million, $15 million, and $11 million, respectively. Compensation cost related to time-based restricted stock and restricted stock units was approximately $31 million, $29 million, and $23 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The following table represents a summary of the status of the Company’s nonvested performance-based restricted stock and restricted stock units as of December 31, 2011, and changes during the year ended December 31, 2012:

	Shares (000’s)	Weighted-average grant-date fair value
Nonvested restricted stock at December 31, 2011	5,134	$8.67
Granted
Vested	(5,134)	8.67
Forfeited
Nonvested restricted stock and restricted stock units at December 31, 2012	0	$0

The performance-based restricted stock and restricted stock unit compensation program was terminated in 2010. All performance-based restricted stock and stock units were fully vested in the first quarter of 2012.

As of December 31, 2012, there is no unrecognized compensation cost related to nonvested performance-based restricted stock and restricted stock unit compensation arrangements granted under the Plan. The total fair value of performance-based restricted stock that vested during the years ended December 31, 2012, 2011, and 2010, was approximately $45 million, $10 million, and $44 million, respectively. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million, $9 million, and $14 million for the years ended December 31, 2012, 2011, and 2010, respectively.

20.    Reportable Segments

Our reportable segments are as follows:

•

Display Technologies – manufactures glass substrates for flat panel liquid crystal displays.

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

•

Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to provide workflow solutions for scientific applications.

All other reportable segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of development projects and results for new product lines.

CORNING INCORPORATED – 2012 Form 10-K   83

Back to Contents

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

The following provides historical segment information as described above:

SEGMENT INFORMATION (IN MILLIONS)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2012
Net sales	$2,909	$2,130	$964	$1,346	$657	$6	$8,012
Depreciation(1)	$514	$130	$117	$153	$44	$14	$972
Amortization of purchased intangibles		$9			$10		$19
Research, development and engineering expenses(2)	$103	$138	$100	$144	$22	$124	$631
Restructuring, impairment and other charges(3)	$21	$39	$3	$54	$2		$119
Equity in earnings of affiliated companies(4)	$692		$1			$17	$710
Income tax (provision) benefit	$(367)	$(58)	$(57)	$(69)	$(14)	$52	$(513)
Net income (loss)(5)	$1,602	$155	$115	$142	$31	$(98)	$1,947
Investment in affiliated companies, at equity	$3,262	$17	$30	$4		$262	$3,575
Segment assets(6)	$9,953	$1,435	$1,103	$1,707	$552	$351	$15,101
Capital expenditures	$845	$311	$154	$93	$47	$52	$1,502
For the year ended December 31, 2011
Net sales	$3,145	$2,072	$998	$1,074	$595	$6	$7,890
Depreciation(1)	$511	$123	$107	$156	$34	$12	$943
Amortization of purchased intangibles		$7		$1	$7		$15
Research, development and engineering expenses(2)	$91	$125	$96	$137	$19	$98	$566
Restructuring, impairment and other credits(3)		$(1)		$130			$129
Equity in earnings of affiliated companies	$1,027	$3	$1	$4		$15	$1,050
Income tax (provision) benefit	$(501)	$(82)	$(58)	$24	$(29)	$39	$(607)
Net income (loss)(5)	$2,349	$195	$121	$(36)	$61	$(78)	$2,612
Investment in affiliated companies, at equity	$3,132	$19	$31	$4		$243	$3,429
Segment assets(6)	$10,387	$1,201	$1,089	$1,455	$363	$396	$14,891
Capital expenditures	$1,304	$195	$174	$348	$57	$116	$2,194

CORNING INCORPORATED – 2012 Form 10-K   84

Back to Contents

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2010
Net sales	$3,011	$1,712	$816	$578	$508	$7	$6,632
Depreciation(1)	$513	$118	$105	$72	$32	$12	$852
Amortization of purchased intangibles		$1			$7		$8
Research, development and engineering expenses(2)	$90	$115	$96	$87	$16	$114	$518
Restructuring, impairment and other charges(3)	$(324)	$(3)		$(2)			$(329)
Equity in earnings (loss) of affiliated companies(4)	$1,452	$3	$5			$45	$1,505
Income tax (provision) benefit	$(618)	$(46)	$(20)	$13	$(30)	$50	$(651)
Net income (loss)(5)	$2,993	$98	$43	$(32)	$60	$(75)	$3,087
Investment in affiliated companies, at equity	$2,766	$19	$34			$238	$3,057
Segment assets(6)	$9,138	$988	$915	$869	$302	$240	$12,452
Capital expenditures	$497	$69	$65	$143	$31	$43	$848

(1)

Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.

(2)

Research, development and engineering expenses include direct project spending that is identifiable to a segment.

(3)

In 2012, Corning recorded a $44 million impairment charge in the Specialty Materials segment related to certain assets located in Japan used for the production of large cover glass. In 2011, Corning recorded a $130 million impairment charge in the Specialty Materials segment related to certain assets located in Japan used for the production of large cover glass. In 2010, Corning recorded $324 million on the settlement of business interruption and property damage insurance claims in the Display Technologies segment resulting from earthquake activity near the Shizuoka, Japan facility and a power disruption at the Taichung, Taiwan facility in 2009.

(4)

In 2012, equity in earnings of affiliated companies in the Display Technologies segment included a $18 million restructuring charge for our share of costs for headcount reductions and asset write-offs. In 2010, equity in earnings of affiliated companies in the Display Technologies segment included a $61 million credit for our share of a revised Samsung Corning Precision Materials tax holiday calculation agreed to by the Korean National Tax service.

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

For the year ended December 31, 2012, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•

In the Display Technologies segment, three customers accounted for 63% of total segment sales.

•

In the Telecommunications segment, one customer accounted for 12% of total segment sales.

•

In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.

•

In the Specialty Materials segment, two customers accounted for 54% of total segment sales.

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

CORNING INCORPORATED – 2012 Form 10-K   85

Back to Contents

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Years ended December 31,
	2012	2011	2010
Net income of reportable segments	$2,045	$2,690	$3,162
Net loss of All Other	(98)	(78)	(75)
Unallocated amounts:
Net financing costs(1)	(196)	(190)	(183)
Stock-based compensation expense	(70)	(86)	(92)
Exploratory research	(89)	(79)	(59)
Corporate contributions	(44)	(48)	(33)
Equity in earnings of affiliated companies, net of impairments(2)	82	421	453
Asbestos litigation(3)	(14)	(24)	49
Other corporate items(4)	112	199	336
Net income	$1,728	$2,805	$3,558

(1)

Net financing costs include interest expense, interest income, and interest costs and investment gains and losses associated with benefit plans.

(2)

Equity in earnings of affiliated companies, net of impairments, is primarily equity in earnings of Dow Corning, which includes the following items:

•

In 2012, restructuring and impairment charges in the amount of $87 million ($81 million after tax) for our share of a charge related to workforce reductions and asset write-offs at Dow Corning, and a $10 million ($9 million after tax) credit for Corning’s share of Dow Corning’s settlement of a dispute related to long term supply agreements.

•

In 2011, a $89 million credit for our share of Dow Corning’s settlement of a dispute related to long term supply agreements; and

•

In 2010, a $21 million credit for our share of U.S. advanced energy manufacturing tax credits and a $26 million credit for our share of a release of valuation allowances on foreign deferred tax assets. Corning also recorded a $16 million credit for our share of excess foreign tax credits from foreign dividends.

(3)

In 2012, Corning recorded charges of $14 million to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan. In 2011, Corning recorded charges of $24 million to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan. In 2010, Corning recorded a net credit of $49 million primarily reflecting the change in the terms of the proposed asbestos settlement.

(4)

Other corporate items include the tax impact of the unallocated amounts and the following significant items:

•

In 2012, Corning recorded a $52 million translation gain on the liquidation of a foreign subsidiary; a loss of $26 million ($17 million after tax) from the repurchase of $13 million principal amount of our 8.875% senior unsecured notes due 2021, $11 million of our 8.875% senior unsecured notes due 2016, and $51 million principal amount of our 6.75% senior unsecured notes due 2013; and a $37 million tax expense resulting from the delay of the passage of the American Taxpayer Relief Act of 2012 until Jan. 2013, that will be reversed in the first quarter of 2013.

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

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):

	Years ended December 31,
	2012	2011	2010
Total assets of reportable segments	$14,750	$14,495	$12,212
Non-reportable segments	351	396	240
Unallocated amounts:
Current assets(1)	7,300	6,602	7,152
Investments(2)	1,340	1,298	1,315
Property, net(3)	1,494	1,283	1,255
Other non-current assets(4)	4,140	3,774	3,659
TOTAL ASSETS	$29,375	$27,848	$25,833

(1)

Includes current corporate assets, primarily cash, short-term investments and deferred taxes.

(2)

Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning Corporation).

(3)

Represents corporate property not specifically identifiable to an operating segment.

(4)

Includes non-current corporate assets, pension assets and deferred taxes.

CORNING INCORPORATED – 2012 Form 10-K   86

Back to Contents

Information concerning principal geographic areas was as follows (in millions):

	2012		2011		2010
	Net sales	Long- lived assets(1)	Net sales	Long- lived assets(1)	Net sales	Long- lived assets(1)
North America
United States	$1,859	$6,771	$1,676	$6,087	$1,564	$4,969
Canada	246		229		199
Mexico	24	87	26	78	42	95
TOTAL NORTH AMERICA	2,129	6,858	1,931	6,165	1,805	5,064
Asia Pacific
Japan	751	1,949	1,252	2,210	1,068	2,368
Taiwan	1,708	2,836	1,850	3,341	1,891	2,850
China	2,103	1,215	1,550	764	756	314
Korea	94	3,342	101	3,357	72	2,946
Other	243	84	145	11	127	11
TOTAL ASIA PACIFIC	4,899	9,426	4,898	9,683	3,914	8,489
Europe
Germany	264	139	318	134	270	121
France	57	267	65	197	54	195
United Kingdom	134	14	124		118	4
Other	274	550	263	273	239	241
TOTAL EUROPE	729	970	770	604	681	561
Latin America
Brazil	29	1	29	1	28
Other	33	6	25	6	25
TOTAL LATIN AMERICA	62	7	54	7	53
All Other	193	35	237	25	179	25
TOTAL	$8,012	$17,296	$7,890	$16,484	$6,632	$14,139

(1)

Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets. Assets in the U.S. and Korea include investments in Dow Corning Corporation and Samsung Corning Precision Materials.

21.    Subsequent Events

In February 2013, the Company obtained authorization from the Board of Directors to execute a series of foreign exchange contracts over a two year period to hedge our exposure to movements in the Japanese yen and its impact on our earnings. The Company’s execution of these contracts will be dependent upon market conditions. The foreign exchange contracts will not be designated derivatives and will be marked to market through the other income line of the consolidated statements of income.

CORNING INCORPORATED – 2012 Form 10-K   87

Back to Contents

Corning Incorporated and Subsidiary Companies

SCHEDULE II – VALUATION ACCOUNTS AND RESERVES (in millions)

Year ended December 31, 2012	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period
Doubtful accounts and allowances	$19	$7		$26
Deferred tax assets valuation allowance	$219		$9	$210
Accumulated amortization of purchased intangible assets	$135	$19		$154
Reserves for accrued costs of business restructuring	$10	$52	$20	$42
Year ended December 31, 2011	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period
Doubtful accounts and allowances	$20		$1	$19
Deferred tax assets valuation allowance	$214	$15	$10	$219
Accumulated amortization of purchased intangible assets	$221	$15	$101	$135
Reserves for accrued costs of business restructuring	$27		$17	$10
Year ended December 31, 2010	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period
Doubtful accounts and allowances	$20			$20
Deferred tax assets valuation allowance	$245		$31	$214
Accumulated amortization of purchased intangible assets	$217	$4		$221
Reserves for accrued costs of business restructuring	$100		$73	$27

CORNING INCORPORATED – 2012 Form 10-K   88

Back to Contents

Quarterly Operating Results

(unaudited) In millions, except per share amounts

2012	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
Net sales	$1,920	$1,908	$2,038	$2,146	$8,012
Gross margin	$814	$797	$879	$907	$3,397
Restructuring, impairment and other credits				$133	$133
Asbestos litigation charges	$1	$5	$3	$5	$14
Equity in earnings of affiliated companies	$218	$259	$240	$93	$810
Provision for income taxes	$(111)	$(93)	$(87)	$(98)	$(389)
Net income attributable to Corning Incorporated	$462	$462	$521	$283	$1,728
Basic earnings per common share	$0.30	$0.31	$0.35	$0.19	$1.16
Diluted earnings per common share	$0.30	$0.30	$0.35	$0.19	$1.15
2011	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
Net sales	$1,923	$2,005	$2,075	$1,887	$7,890
Gross margin	$874	$889	$978	$825	$3,566
Restructuring, impairment and other charges				$129	$129
Asbestos litigation charges	$5	$5	$5	$9	$24
Equity in earnings of affiliated companies	$398	$428	$324	$321	$1,471
Provision for income taxes	$(114)	$(123)	$(110)	$(61)	$(408)
Net income attributable to Corning Incorporated	$748	$755	$811	$491	$2,805
Basic earnings per common share	$0.48	$0.48	$0.52	$0.32	$1.80
Diluted earnings per common share	$0.47	$0.47	$0.51	$0.31	$1.77

CORNING INCORPORATED – 2012 Form 10-K   89

Back to Contents

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2012

CORNING INCORPORATED – 2012 Form 10-K   90

Back to Contents

Dow Corning Corporation and Subsidiaries

Index to Consolidated Financial Statements

Independent Auditor’s Report	92
Consolidated Statements of Income for the years ended December 31, 2012, 2011, 2010	93
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, 2010	94
Consolidated Balance Sheets for the years ended December 31, 2012, 2011	95
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, 2010	97
Consolidated Statements of Equity for the years ended December 31, 2012, 2011, 2010	98
Notes to Consolidated Financial Statements	99

CORNING INCORPORATED – 2012 Form 10-K   91

Back to Contents

Independent Auditor’s Report

To the Stockholders and Board of Directors of Dow Corning Corporation

We have audited the accompanying consolidated financial statements of Dow Corning Corporation and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 7, 2013

CORNING INCORPORATED – 2012 Form 10-K   92

Back to Contents

Consolidated Statements of Income

(In millions, except per share amounts)	Years Ended December 31,
	2012	2011	2010
Net Sales	$6,118.5	$6,426.7	$5,997.3
Operating Costs and Expenses
Cost of sales	4,705.1	4,437.7	3,862.7
Marketing and administrative expenses	787.3	689.3	699.7
Gain on long-term sales agreements	(48.2)	(428.2)	-
Asset abandonments and restructuring expenses	365.0	-	(4.7)
Total operating costs and expenses	5,809.2	4,698.8	4,557.7
Operating Income	309.3	1,727.9	1,439.6
Interest income	11.9	12.1	12.7
Interest expense	(3.9)	(34.8)	-
Other nonoperating income (expenses), net	30.9	(61.7)	(35.6)
Income before Income Taxes	348.2	1,643.5	1,416.7
Income tax provision	162.9	560.7	338.9
Net Income	185.3	1,082.8	1,077.8
Less: Noncontrolling interests’ share in net income	(2.4)	276.6	211.8
Net Income Attributable to Dow Corning Corporation	$187.7	$806.2	$866.0
Weighted-Average Common Shares Outstanding (basic and diluted)	2.5	2.5	2.5
Net Income per Share (basic and diluted)	$75.08	$322.48	$346.40
Dividends Declared per Common Share	$80.00	$248.00	$177.60

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED – 2012 Form 10-K   93

Back to Contents

Consolidated Statements of Comprehensive Income

(in millions of U.S. dollars)	Years ended December 31,
	2012	2011	2010
Net income	$185.3	$1,082.8	$1,077.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(26.9)	19.9	28.5
Unrealized net gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	22.7	(8.1)	(32.8)
Less: reclassification adjustment for gain/loss included in income	(3.4)	26.9	16.1
Net gain (loss) on cash flow hedges:
Loss arising during the period	(2.9)	(9.4)	(8.8)
Less: reclassification adjustment for loss included in income	9.4	6.3	15.4
Defined benefit plan adjustments
Gain (loss) arising during the period	23.8	(457.1)	(120.7)
Less: amortization of pension adjustments included in net income	84.2	57.7	45.9
Other comprehensive income (loss), before tax:	106.9	(363.8)	(56.4)
Income tax (expense) benefit related to items of OCI(1)	(40.3)	137.4	30.7
Other comprehensive income (loss), net of tax:	66.6	(226.4)	(25.7)
Comprehensive Income	251.9	856.4	1,052.1
Less: Noncontrolling interests’ share in comprehensive income	16.5	(291.5)	(223.9)
Comprehensive Income Attributable to Dow Corning Corporation	$268.4	$564.9	$828.2
(1) Other Comprehensive Income/(Loss) (“OCI”).

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED – 2012 Form 10-K   94

Back to Contents

Consolidated Balance Sheets

(in millions of U.S. dollars)	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,770.4	$2,066.1
Marketable securities	-	113.9
Accounts receivable (net of allowance for doubtful accounts of $11.6 in 2012 and $9.8 in 2011)	676.2	683.3
Notes and other receivables	371.4	709.0
Inventories	1,010.3	1,053.3
Deferred income tax assets – current	132.3	98.7
Other current assets	156.7	148.7
Total current assets	4,117.3	4,873.0
Property, Plant and Equipment	12,486.3	12,003.9
Less - Accumulated Depreciation	(4,933.2)	(4,623.6)
Net property, plant and equipment	7,553.1	7,380.3
Other Assets
Marketable securities	89.9	69.9
Deferred income tax assets – noncurrent	970.1	1,058.0
Intangible assets (net of accumulated amortization of $65.5 in 2012 and $64.4 in 2011)	83.8	92.1
Goodwill	68.7	68.1
Other noncurrent assets	418.0	558.4
Total other assets	1,630.5	1,846.5
TOTAL ASSETS	$13,300.9	$14,099.8

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED – 2012 Form 10-K   95

Back to Contents

Consolidated Balance Sheets

(in millions of U.S. dollars)	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$209.1	$330.9
Trade accounts payable	508.5	738.0
Accrued payrolls and employee benefits	274.2	170.4
Accrued taxes	102.7	214.7
Accrued interest	97.3	94.4
Current deferred revenue	120.2	336.5
Other current liabilities	201.5	138.0
Total current liabilities	1,513.5	2,022.9
Other Liabilities
Long-term debt	843.6	1,439.9
Implant reserve	1,609.4	1,595.2
Employee benefits	1,434.6	1,493.2
Deferred income tax liabilities – noncurrent	614.0	530.2
Deferred revenue	3,452.1	3,296.2
Other noncurrent liabilities	260.5	137.3
Total other liabilities	8,214.2	8,492.0
Equity
Stockholders’ equity
Common stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	3,510.3	3,522.6
Accumulated other comprehensive loss	(636.6)	(717.3)
Dow Corning Corporation’s stockholders’ equity	2,886.2	2,817.8
Noncontrolling interest in consolidated subsidiaries	687.0	767.1
Total Equity	3,573.2	3,584.9
TOTAL LIABILITIES AND EQUITY	$13,300.9	$14,099.8

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED – 2012 Form 10-K   96

Back to Contents

Consolidated Statements of Cash Flows

(in millions of U.S. dollars)	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$185.3	$1,082.8	$1,077.8
Depreciation and amortization	398.6	367.3	301.3
Gains on long-term sales agreements	(48.2)	(428.2)	-
Cash flows related to gains on long-term sales agreements	213.7	-	-
Asset abandonments and restructuring expenses	365.0	-	-
Changes in restructuring accrual	-	-	(20.9)
Changes in deferred revenue, net	(35.8)	465.9	863.3
Changes in deferred taxes, net	66.2	271.9	157.1
Tax-related bond deposits, net	112.2	-	(145.0)
Other, net	109.1	19.8	(38.6)
Changes in operating assets and liabilities
Changes in accounts and notes receivable	169.6	(123.1)	(170.1)
Changes in accounts payable	(110.4)	50.9	85.8
Changes in inventory	69.3	(122.4)	(214.1)
Changes in other operating assets and liabilities	35.0	72.0	(10.9)
Cash flows related to reorganization, net	(26.8)	1.8	(7.9)
Cash provided by operating activities	1,502.8	1,658.7	1,877.8
Cash Flows from Investing Activities
Capital expenditures	(1,042.0)	(1,539.5)	(1,340.3)
Acquisition of business interests	-	-	(40.3)
Proceeds from sales, maturities, and redemptions of securities	117.3	353.3	498.5
Purchases of securities	-	-	(0.5)
Other, net	(6.2)	(4.2)	(0.6)
Cash used in investing activities	(930.9)	(1,190.4)	(883.2)
Cash Flows from Financing Activities
Net change in borrowings with maturities of 3 months or less	-	(508.5)	0.2
Increase in short-term borrowings	71.2	125.9	134.5
Payments of short-term borrowings	(134.4)	(232.8)	(76.4)
Increase in long-term debt	-	700.0	194.6
Payments of long-term debt	(655.2)	(71.9)	(3.1)
Distributions to shareholders of noncontrolling interests	(63.6)	(173.3)	(156.8)
Contributions and loans from noncontrolling shareholders	112.2	24.0	-
Dividends paid to stockholders	(200.0)	(620.0)	(444.0)
Cash used in financing activities	(869.8)	(756.6)	(351.0)
Effect of Exchange Rate Changes on Cash	2.2	(5.6)	0.3
Changes in Cash and Cash Equivalents
Net increase/(decrease) in cash and cash equivalents	(295.7)	(293.9)	643.9
Cash and cash equivalents at beginning of period	2,066.1	2,360.0	1,716.1
Cash and cash equivalents at end of period	$1,770.4	$2,066.1	$2,360.0

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED – 2012 Form 10-K   97

Back to Contents

Consolidated Statements of Equity

(in millions of U.S. dollars)	Total	Noncontrolling Interest	Dow Corning Corporation Stockholders’ Equity
			Total Stockholders’ Equity	Retained Earnings	AOCI(1)	Common Stock
Balance at December 31, 2009	$3,046.5	$557.8	$2,488.7	$2,914.4	$(438.2)	$12.5
Net Income	1,077.8	211.8	866.0	866.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	28.5	15.9	12.6		12.6
Unrealized net loss on available for sale securities	(16.7)	(4.4)	(12.3)		(12.3)
Net gain on cash flow hedges	4.2	-	4.2		4.2
Pension and other postretirement benefit adjustments	(41.7)	0.6	(42.3)		(42.3)
Total comprehensive income	1,052.1	223.9	828.2
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(600.8)	(156.8)	(444.0)	(444.0)
Balance at December 31, 2010	$3,497.8	$624.9	$2,872.9	$3,336.4	$(476.0)	$12.5
Net Income	1,082.8	276.6	806.2	806.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19.9	9.2	10.7		10.7
Unrealized net gain on available for sale securities	18.8	6.4	12.4		12.4
Net loss on cash flow hedges	(2.0)	-	(2.0)		(2.0)
Pension and other postretirement benefit adjustments	(263.1)	(0.7)	(262.4)		(262.4)
Total comprehensive income	856.4	291.5	564.9
Cash received from noncontrolling shareholders	24.0	24.0
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(793.3)	(173.3)	(620.0)	(620.0)
Balance at December 31, 2011	$3,584.9	$767.1	$2,817.8	$3,522.6	$(717.3)	$12.5
Net Income	185.3	(2.4)	187.7	187.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(26.9)	(16.3)	(10.6)		(10.6)
Unrealized net gain on available for sale securities	19.3	1.8	17.5		17.5
Net gain on cash flow hedges	4.1	-	4.1		4.1
Pension and other postretirement benefit adjustments	70.1	0.4	69.7		69.7
Total comprehensive income (loss)	251.9	(16.5)	268.4
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(263.6)	(63.6)	(200.0)	(200.0)
Balance at December 31, 2012	$3,573.2	$687.0	$2,886.2	$3,510.3	$(636.6)	$12.5
(1) Accumulated Other Comprehensive Income/(Loss) (“AOCI”).

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED – 2012 Form 10-K   98

Back to Contents

Table of Contents
Note 1 Business and Basis of Presentation	99
Note 2 Summary of Significant Accounting Policies	100
Note 3 Polycrystalline Silicon Market Conditions and China Trade Matters	103
Note 4 Restructuring	103
Note 5 Advanced Energy Manufacturing Tax Credits	104
Note 6 Investments	104
Note 7 Inventories	105
Note 8 Income Taxes	106
Note 9 Derivative Financial Instruments and Hedging Activities	108
Note 10 Variable Interest Entities	109
Note 11 Property, Plant and Equipment	110
Note 12 Goodwill and Other Intangible Assets	110
Note 13 Notes Payable, Credit Facilities and Guarantees	111
Note 14 Deferred Revenue	112
Note 15 Pension and Other Postretirement Benefits	113
Note 16 Accumulated Other Comprehensive Loss	117
Note 17 Commitments and Contingencies	118
Note 18 Related Party Transactions	120

Notes to Consolidated Financial Statements

(in millions of U.S. dollars, except where noted)

NOTE 1     Business and Basis of Presentation

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

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years. Dow Corning’s silicon-based materials are used in a broad range of products and applications across multiple sectors such as electronics, automotive, construction, textiles and healthcare. The Company, through its Hemlock Semiconductor joint ventures, is a provider of polycrystalline silicon and other silicon-based products used in semiconductor and solar applications. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, Brazil, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, Singapore, South Korea, Taiwan and the United Kingdom.

CORNING INCORPORATED – 2012 Form 10-K   99

Back to Contents

The consolidated financial statements include the accounts of the Company and its subsidiaries. Management has evaluated subsequent events through February 7, 2013, the date the financial statements were available to be issued. Certain prior period items have been reclassified to conform to the current presentation. The Company revised the 2011 and 2010 consolidated statements of cash flows to correct the presentation of cash flows from financing activities by (a) presenting short-term borrowings with maturities in excess of three months on a gross basis and (b) presenting short-term borrowings with maturities of three months or less on a net basis. Previously these items were presented as a single net amount. The Company determined that the impact of the revisions was not material to the prior periods and there was no impact on total cash used in financing activities, however, if revised, the comparability of prior periods would be enhanced.

NOTE 2     Summary of Significant Accounting Policies

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

The Company reviews the recoverability of property, plant and equipment when events or changes in circumstances occur that indicate that the carrying value of an asset (or asset group) may not be recoverable. The recoverability of the carrying value of property, plant and equipment is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When impairment indicators are present, the Company compares estimated undiscounted future cash flows, including estimated proceeds from the eventual disposition of the asset, to the assets’ carrying value to determine if the asset (or asset group) is recoverable. For an asset that fails the test of recoverability, the estimated fair value of property, plant and equipment is determined and the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred.

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

CORNING INCORPORATED – 2012 Form 10-K   100

Back to Contents

The Company capitalizes interest as a component of the cost of capital assets constructed for its own use. The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization. See Note 17 for additional details on interest payable to the Company’s commercial creditors.

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

Marketable Securities

The Company accounts for investments in debt and equity securities at fair value for trading or available for sale securities. The amortized cost method is used to account for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets. All such investments are considered to be available for sale. The Company regularly evaluates whether it intends to sell, or if it is more likely than not it will be forced to sell its available for sale securities to determine if an other-than-temporary impairment loss has occurred. In addition, the Company regularly evaluates available evidence to determine whether or not it will be able to recover the cost of these securities. If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive loss.” For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company’s policy is to purchase investment grade securities.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. The Company’s policies limit the amount of credit exposure to any single counterparty for cash and investments. The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative financial instruments. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically such losses have been within expectations.

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment. The Company completed its annual test for impairment of goodwill during the three month period ended September 30, 2012. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

Cost of Sales

Cost of sales includes material, labor and overhead costs associated with the manufacture and shipment of the Company’s products, as well as research and development costs. Shipping costs are primarily comprised of payments to third party shippers. Research and development costs are primarily comprised of labor costs, outside services and depreciation. Research and development costs were $281.2, $259.4 and $251.8 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties were not material to the Company’s consolidated financial position and results of operations.

CORNING INCORPORATED – 2012 Form 10-K   101

Back to Contents

Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Because the Company conducts business in many countries, these fluctuations affect the Company’s consolidated financial position and results of operations.

Operating subsidiaries in Europe, Japan and China translate their assets and liabilities, stated in their functional currency, into U.S. dollars at exchange rates in effect at the end of the current period. The resulting gains or losses are reflected in “Cumulative translation adjustment” in the stockholders’ equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in “Other nonoperating income/expenses” in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

For all other subsidiaries, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical exchange rates. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in “Other nonoperating income/expenses” in the consolidated statements of income.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company uses derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows.

The Company designates derivatives as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.

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

New Accounting Standards

In May 2011, the FASB issued guidance that amended certain principles and requirements for measuring fair value and expanded disclosures about fair value measurements. The guidance was effective for interim or annual periods beginning on or after December 15, 2011 with prospective application. The adoption did not impact the Company’s financial position and results of operations.

In June 2011, the FASB issued guidance that changed the requirements for presentation of comprehensive income. This guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the requirements of the new guidance effective December 31, 2011. The adoption did not impact the Company’s financial position and results of operations.

In September 2011, the FASB issued guidance that amended the requirements for goodwill impairment testing. The guidance permits the Company to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative analysis. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption did not impact the Company’s financial position and results of operations.

CORNING INCORPORATED – 2012 Form 10-K   102

Back to Contents

In December 2011, the FASB issued guidance that amended the disclosure requirements for offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for interim or annual periods beginning on or after January 1, 2013. The adoption is not expected to impact the Company’s financial position and results of operations.

In July 2012, the FASB issued guidance that amended the requirements for testing indefinite-lived intangible assets for impairment. The guidance permits the Company to assess qualitative factors to determine necessity of further quantitative calculations. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption did not impact the Company’s financial position and results of operations.

NOTE 3     Polycrystalline Silicon Market Conditions and China Trade Matters

The Company is a provider of polycrystalline silicon and other silicon-based products used in the manufacturing of semiconductor devices and solar cells and modules. Pricing for these products declined sharply during the fourth quarter of 2011. Prices continued to decline into 2012 and have remained depressed. These products account for a significant portion of the Company’s operating results.

In July 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government. If the Chinese authorities find dumping or subsidization, they may impose additional duties on future imports of solar-grade polycrystalline silicon to China from the U.S. The Company is cooperating with MOFCOM in the investigations and is vigorously contesting the allegations. As the outcome of such actions is uncertain, management cannot predict the ultimate impact of these matters.

During the fourth quarter of 2011, management made a decision to temporarily delay ongoing construction activities associated with a polycrystalline silicon plant expansion. Additional capital spending incurred on this expansion during 2012 was limited to activities necessary to stabilize and protect the assets already constructed. As a result of the market conditions and uncertainties described above, solar-grade polycrystalline sales volumes declined during 2012. In response, the production levels of certain of the Company’s existing operating assets were reduced. During the fourth quarter of 2012, management determined the plant expansion was no longer economically viable due to the market conditions and made the decision to abandon the partially constructed assets. The construction-in-progress assets were written down to scrap values, resulting in a charge of $283.2 million on assets that had a carrying value of $312.4 million. Further, the startup of another polycrystalline silicon plant expansion that was expected to begin production in 2013 is being delayed. Production will only commence when sales volumes increase to levels necessary to support the plant’s capacity.

Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is recoverable by estimating the sum of future undiscounted cash flows expected to be generated by the asset. If the estimated undiscounted cash flows are less than the carrying amount of the asset, an impairment charge must be recognized for the difference between the carrying value and the fair value of the asset. During the fourth quarter of 2012, the events and circumstances described above required the Company to assess whether $4.0 billion of polycrystalline silicon assets might be impaired. However, the Company’s estimate of undiscounted cash flows indicated the polycrystalline silicon assets were expected to be recovered. After write-down for the abandonment discussed above, the total carrying value of polycrystalline silicon assets was $3.7 billion at December 31, 2012. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. The Company’s estimates of cash flows might change as a result of a significant adverse duty imposed by MOFCOM, continued pricing deterioration or other adverse market conditions that result in non-performance by customers under long-term contracts.

NOTE 4     Restructuring

In December 2012, in response to current economic challenges, the Company initiated a plan of restructuring. The plan will primarily include workforce reductions and capital asset disposals. These actions are part of broader cost-saving measures taken by the Company, including efforts to maximize operational efficiency and tightly controlling expenses. The Company’s restructuring liability is reflected in “Other current liabilities” of the consolidated balance sheets as of December 31, 2012, and is expected to be substantially settled by December 31, 2013. The Company recorded $67.5 for employee-related costs associated with ongoing benefit arrangements and $297.5 for asset disposals, including charges for the polycrystalline silicon asset abandonments discussed in Note 3.

CORNING INCORPORATED – 2012 Form 10-K   103

Back to Contents

NOTE 5     Advanced Energy Manufacturing Tax Credits

In January 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits up to $169.0. The tax credits were granted as part of the American Reinvestment and Recovery Act of 2009 and are focused on job creation from increased domestic manufacturing capacity supplying clean and renewable energy projects. The credits granted to the Company are related to the Company’s manufacturing expansion projects supporting the solar industry. The Company accounts for investment tax credits under the flow-through method, which results in the recognition of the credit as a reduction of federal income taxes in the year in which the credit arises. During the year ended December 31, 2010, the Company recognized $141.9 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $92.2 and an increase in deferred tax liabilities of $49.7. The income tax benefit of $92.2 included $69.9 as a discrete benefit as it related to qualifying expenditures through December 31, 2009. The impact of these tax credits on net income, net of noncontrolling interests’ share was $15.8 and $58.3 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company recognized $24.3 of the credits resulting in a reduction of the tax liability, a reduction in the income tax provision of $15.8 and an increase in deferred tax liabilities of $8.5. The remaining credits granted were immaterial and expired unused.

NOTE 6     Investments

Investments reflected in “Marketable securities” in the current and noncurrent sections of the consolidated balance sheets as of December 31, 2012 and 2011 were $89.9 and $183.8, respectively. These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments by classification were as follows:

	December 31, 2012
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	Level 3	$-	$-	$-	$-
Auction rate preferred securities	Level 3	76.0	-	(0.3)	75.7
Foreign Equity Securities	Level 1	1.8	1.5	-	3.3
Preferred Equity Securities	Level 2	0.9	2.4	-	3.3
Other	Level 1	7.6	-	-	7.6
TOTAL MARKETABLE SECURITIES		$86.3	$3.9	$(0.3)	$89.9
	December 31, 2011
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities:
Auction rate securities backed by student loans	Level 3	$113.9	$-	$-	$113.9
Auction rate preferred securities and other	Level 3	76.0	-	(18.3)	57.7
Foreign Equity Securities	Level 1	2.2	1.3	-	3.5
Preferred Equity Securities	Level 2	0.9	1.3	-	2.2
Other	Level 1	6.5	-	-	6.5
TOTAL MARKETABLE SECURITIES		$199.5	$2.6	$(18.3)	$183.8

As of December 31, 2012, no securities had been in an unrealized loss position for more than 12 months. As of December 31, 2011, securities in an unrealized loss position for 12 months or more were valued at $40.4, net of unrealized losses of $17.0.

The changes in fair value of Level 3 assets were as follows:

	2012	2011
Beginning balance January 1	$171.6	$534.5
Transfers out of Level 3	-	(0.9)
Change in unrealized losses in other comprehensive loss	18.0	17.9
Realized gains/(losses) included in earnings	3.4	(26.9)
Sales/redemptions of assets classified as Level 3	(117.3)	(353.0)
ENDING BALANCE AT DECEMBER 31	$75.7	$171.6

Level 3 available for sale securities with a cost basis of $113.9 were redeemed or sold during the year ended December 31, 2012. Realized gains related to the redemptions and sales were included in “Other nonoperating income (expenses), net.” These redemptions were related to securities backed by student loans and were redeemed or sold at a weighted average price of 103.0% of the cost basis.

CORNING INCORPORATED – 2012 Form 10-K   104

Back to Contents

Level 3 Assets

The Company held the following securities classified as Level 3 assets based upon valuation using significant unobservable inputs:

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
Auction rate preferred securities	$75.7	Effective interest	Market required effective interest	3.6% - 4.7%

Auction Rate Preferred Securities

As of December 31, 2012 and 2011, the Company held auction rate preferred securities valued at $75.7 and $57.7, respectively. These securities consisted of bundled preferred equity securities. The interest rates reset on these variable rate instruments quarterly through an auction process. Since the auctions have failed, default dividend allocation methods are in effect. While 84.0% of the securities were rated below investment grade at December 31, 2012, all of the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices.

As of December 31, 2012, the Company was not actively marketing, had no intent to sell, nor was it expected to be required to sell, its auction rate preferred securities before the anticipated recovery in market value. In determining that the unrealized losses related to these securities were not other-than-temporary, the Company considered several other factors. These factors included the financial condition and prospects of the issuers, continuation of dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position and the credit rating of the security. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuers. Unrealized losses of $0.3 related to auction rate preferred securities were included in “Accumulated other comprehensive loss” in the consolidated balance sheet as of December 31, 2012.

Auction Rate Securities Backed by Student Loans

As of December 31, 2012, the Company no longer held auction rate securities backed by student loans as the Company had redeemed or sold the remaining balance during the period. As of December 31, 2011, the Company held auction rate securities backed by student loans valued at $113.9. These securities consisted principally of revenue bonds backed by student loans that are guaranteed by the U.S. Government and revenue bonds backed by insured student loans. The entire portfolio of securities had investment grade credit ratings. These auction rate securities were variable rate debt instruments with underlying securities that had contractual maturities that ranged from 19 to 31 years and whose interest rates were reset every 28 to 35 days through an auction process. Since the auctions failed, default interest rates were applicable and each issuer continued to pay required interest payments. A loss of $11.7 ($7.4 net of the noncontrolling interests’ share) was included in “Other nonoperating expenses, net” as of December 31, 2011 due to an other-than-temporary impairment.

NOTE 7     Inventories

The components of inventories were as follows:

	December 31,
	2012	2011
Produced goods	$765.8	$808.2
Purchased materials	115.5	146.1
Maintenance and supplies	129.0	99.0
TOTAL INVENTORY	$1,010.3	$1,053.3

Produced goods include both work-in-process and finished goods. Due to the nature of the Company’s operations, it is not practical to classify inventory between work-in-process and finished goods as such classifications can be interchangeable for certain inventoriable items. Purchased materials primarily consist of the Company’s raw material inventories. Maintenance and supplies included in inventory primarily represent spare component parts that are critical to the Company’s manufacturing processes.

CORNING INCORPORATED – 2012 Form 10-K   105

Back to Contents

NOTE 8     Income Taxes

The components of income before income taxes and noncontrolling interests were as follows:

	Years Ended December 31,
	2012	2011	2010
Domestic	$175.5	$1,148.6	$1,134.8
Foreign	172.7	494.9	281.9
TOTAL	$348.2	$1,643.5	$1,416.7

The components of the income tax provision were as follows:

	Years Ended December 31,
	2012			2011			2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Domestic	$(61.2)	$104.2	$43.0	$146.5	$236.4	$382.9	$85.2	$203.7	$288.9
Foreign	115.1	4.8	119.9	144.2	33.6	177.8	102.2	(52.2)	50.0
TOTAL	$53.9	$109.0	$162.9	$290.7	$270.0	$560.7	$187.4	$151.5	$338.9

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
Deferred Tax Assets:
Implant costs	$579.7	$586.4
Postretirement benefit obligations	475.3	511.8
Tax loss carryforwards	151.8	167.8
Tax credit carryforwards	102.1	87.9
Accruals and other	195.9	161.0
Inventories	13.3	13.2
Long-term debt	42.2	41.2
Total deferred tax assets	$1,560.3	$1,569.3
Deferred tax liabilities:
Property, plant and equipment	(1,015.1)	(887.0)
Net deferred tax assets prior to valuation allowance	$545.2	$682.3
Less: Valuation allowance	(63.3)	(56.1)
NET DEFERRED TAX ASSETS	$481.9	$626.2

The Company believes that it is more likely than not that the net deferred tax assets will be realized. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards as of December 31, 2012 and 2011 were $151.8 and $167.8, respectively. Of the tax effected operating loss carryforwards, $123.4 are subject to an indefinite carryforward period and were generated by the Company’s subsidiaries in Brazil and the United Kingdom. Substantially all of the remaining operating loss carryforwards relate to the Company’s subsidiaries in China. The net operating losses in China have a five year carryforward period. The Company has determined that no valuation allowance is needed for the net operating losses.

The valuation allowance as of December 31, 2012 was $63.3. Of this amount, $37.4 is attributable to realized and unrealized capital losses on marketable securities and $5.8 from outside basis differences in the Company’s joint ventures.

Tax credit carryforwards of $102.1 as of December 31, 2012 were attributable to foreign tax credits. These credits expire in 2019 through 2022. The Company has determined that no valuation allowance is needed for the tax credit carryforwards.

Cash paid for income taxes, net of refunds received, was $160.8, $225.9 and $191.1 for the years ended December 31, 2012, 2011 and 2010, respectively.

CORNING INCORPORATED – 2012 Form 10-K   106

Back to Contents

The effective rate of the income tax provision may differ from the United States federal statutory tax rate. A reconciliation of the tax rate is illustrated in the following table:

	Years Ended December 31,
	2012	2011	2010
Income Tax Provision at Statutory Rate	$121.9	$575.2	$495.9
Increase/(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	(25.0)	(13.1)	(12.7)
China joint venture losses	-	-	9.3
China valuation allowance release	-	-	(44.0)
Change in foreign tax rates	10.2	12.8	4.9
Tax reserves	8.6	-	-
Advanced energy manufacturing credits	-	(15.8)	(92.2)
Noncontrolling interest losses	46.0	12.4	2.7
U.S. tax effect of foreign earnings and dividends	4.0	2.6	(30.9)
Other, net	(2.8)	(13.4)	5.9
TOTAL INCOME TAX PROVISION AT EFFECTIVE RATE	$162.9	$560.7	$338.9
EFFECTIVE RATE	46.8%	34.1%	23.9%

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

During the fourth quarter of 2012, management determined a polycrystalline silicon plant expansion would no longer be economically viable due to challenging market conditions and made the decision to abandon this activity. The impact of the abandonment write-down was $36.3, included in Noncontrolling interest losses within the table above. The impact of the write-down increases the effective tax rate as the Company does not receive the full tax benefit from the portion of tax losses attributable to the noncontrolling shareholders.

As of December 31, 2012, income and remittance taxes have not been recorded on $573.8 of undistributed earnings of foreign subsidiaries, as the Company intends to reinvest those earnings indefinitely. If the Company did not intend to reinvest those earnings indefinitely, the Company would not have a deferred tax liability but a net deferred tax asset related to the outside basis difference of its foreign subsidiaries. This deferred tax asset would only be recorded if it would be apparent that this outside difference would reverse in the foreseeable future.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2006.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year
United Kingdom	2011	Korea	2007
Belgium	2010	Brazil	2007
Japan	2010	China	2007
France	2010	United States	2006
Germany	2007

The Company is participating in the IRS Compliance Assurance Process for the 2011 and 2012 tax years. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. As of December 31, 2012, no jurisdiction has proposed any significant adjustments to the Company’s tax returns that management believes would be sustained and would materially affect the Company’s financial position. In addition, the Company does not anticipate that any material adjustments will result from settlements, closing of tax examinations or expiration of applicable statutes of limitation in various jurisdictions within the next 12 months.

During the year ended December 31, 2010, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for 2006, 2007, 2008 and 2009. The Company filed protests and appeals in response to the proposed adjustments for the years 2006 through 2009. Management believes that the deficiencies asserted by the IRS will not be sustained and is vigorously contesting the IRS claims. In July 2010, the Company made voluntary protective bond deposits of $145.0 to the IRS related to these tax positions for the earlier tax years. Additional tax payments of $57.9 were made for the 2008 through 2011 tax years to cover anticipated adjustments for these years. The bond deposits and the additional tax payments were made to alleviate the potential for interest expense and penalties as well as to generate competitive interest income on the funds. During the year ended December 31, 2012, the Company redeemed a portion of the bond deposit in the amount of $112.2. The bond was redeemed due to management’s continued belief that the IRS’ assertions will not be sustained and the proceeds were used for working capital purposes. The Company expects to receive additional bond redemptions of approximately $16.9 due to a settlement reached during 2012 on proposed adjustments for the 2006 and 2007 tax years. The remaining bond deposit of $16.0 was the agreed upon settlement for the 2006 and 2007 tax years and was retained by the IRS. Due to the temporary nature of the proposed adjustments on the 2006 and 2007 federal tax returns, the settlement did not materially impact income tax expense. If the IRS prevails on the proposed adjustments for the remaining years under audit, the resulting tax deficiency will be $173.1. Management believes that the resolution of the issues will not have a material impact on the Company’s consolidated financial position or results of operations.

CORNING INCORPORATED – 2012 Form 10-K   107

Back to Contents

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits, excluding the federal benefit of state items, interest, and penalties, follows:

	Years Ended December 31,
	2012	2011	2010
Unrecognized tax benefits as of January 1,	$3.7	$10.6	$15.1
Additions based on tax positions related to the current year	-	-	4.7
Additions for tax positions of prior years	13.5	-	-
Reductions for tax positions of prior years	(0.3)	(6.9)	(2.6)
Settlements	-	-	(6.6)
Balance as of December 31,	$16.9	$3.7	$10.6

The Company had approximately $16.9 of total gross unrecognized tax benefits as of December 31, 2012. Of this total, $18.3 (including interest, penalties and net of the federal benefit on state issues) represents the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

During 2012, the Company made corrections in the 2011 consolidated balance sheet for errors primarily related to the classification of deferred tax balances. These corrections resulted in (a) a $528.6 gross-up of “Deferred income tax assets – noncurrent” and “Deferred income tax liabilities – noncurrent” related to an incorrect application of the jurisdictional tax netting accounting requirements in 2011 and (b) a $36.9 correction in classification from “Deferred income tax assets – current” to “Other current assets” resulting from the tax effect on profits in inventory relating to intercompany sales.

The Company determined that the cumulative impact of recording the corrections described above were not material, either individually or in aggregate, to any prior years. However, if uncorrected, the comparability of prior periods to 2012 would be impacted. Accordingly, the Company has revised its 2011 consolidated balance sheet.

The impact of the corrections to the Company’s consolidated balance sheet as of December 31, 2011 was as follows:

	Previously Reported	Adjustments	Revised
Consolidated Balance Sheet
Deferred income tax assets – current	$135.6	$(36.9)	$98.7
Other current assets	111.8	36.9	148.7
Deferred income tax assets – noncurrent	529.4	528.6	1,058.0
Deferred income tax liabilities – noncurrent	1.6	528.6	530.2

In addition, the effect of the classification change between “Deferred income tax assets – current” and “Other current assets” impacted certain line items within the operating activities section of the consolidated statements of cash flows. The consolidated statements of cash flows have been revised as follows:

	Year ended December 31, 2010
	Previously Reported	Adjustments	Revised
Consolidated Statements of Cash Flows
Changes in deferred taxes, net	$151.9	$5.2	$157.1
Changes in other operating assets and liabilities	(5.7)	(5.2)	(10.9)
	Year ended December 31, 2011
	Previously Reported	Adjustments	Revised
Consolidated Statements of Cash Flows
Changes in deferred taxes, net	$283.8	$(11.9)	$271.9
Changes in other operating assets and liabilities	60.1	11.9	72.0

NOTE 9     Derivative Financial Instruments and Hedging Activities

The Company enters into derivative financial instruments based on analysis of specific and known economic exposures. The Company’s policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The types of instruments typically used are forward contracts, but may also include option combinations and purchased option contracts.

CORNING INCORPORATED – 2012 Form 10-K   108

Back to Contents

Cash Flow Hedges

The Company uses forward contracts and options to hedge the exposure to changes in the price of commodities, primarily natural gas. Net unrealized gains and losses on these contracts are recorded as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets and are reclassified into earnings in the same period during which the underlying hedged item impacts earnings. As of December 31, 2012, the Company had outstanding commodity forward contracts to hedge forecasted purchases of 4.6 million mmbtu of natural gas. The forward contracts outstanding at December 31, 2012 hedge forecasted transactions expected to occur within the next 21 months.

Gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in current earnings and were not material for the periods ended December 31, 2012, 2011 and 2010.

Economic Hedges

Derivative financial instruments used to hedge the economic exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. As of December 31, 2012, the total notional amount of the Company’s non-designated foreign currency fair value hedges was $968.6, expressed as U.S. dollars.

Financial Statement Impact

The impacts of derivative financial instruments on the Company’s consolidated balance sheets and income statements are:

	December 31,
	2012	2011
Derivative asset	$6.7	$4.2
Derivative liability	(9.6)	(9.9)
Gain/(loss) in AOCI(1)	(5.6)	(12.1)
	Years ended December 31,
	2012	2011	2010
Gain/(loss) in income	$(16.1)	$(2.3)	$(12.5)
Gain/(loss) in OCI(2)	6.5	(3.1)	6.6
(1) Accumulated Other Comprehensive Income/(Loss) (“AOCI”). (2) Other Comprehensive Income/(Loss) (“OCI”).

Net losses expected to be reclassified from AOCI into the income statement in the next 12 months were $4.7 as of December 31, 2012.

Derivative options held by the Company as of December 31, 2012 were valued using observable market inputs and the Black-Scholes model. Forward contracts were also valued using observable market inputs. The inputs used in valuation were considered Level 2 because the inputs are readily observable for the derivative asset or liability.

NOTE 10     Variable Interest Entities

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

The Company accounts for its investment in these entities under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company’s guarantees of nonconsolidated subsidiaries’ debt. As of December 31, 2012, the maximum exposure to loss was $214.7.

CORNING INCORPORATED – 2012 Form 10-K   109

Back to Contents

NOTE 11     Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	Estimated Useful Life (Years)	December 31,
		2012	2011
Land	-	$220.4	$227.2
Land improvements	11-20	398.4	375.7
Buildings	18-33	2,307.2	2,184.1
Machinery and equipment	3-25	7,852.3	7,567.0
Construction-in-progress	-	1,708.0	1,649.9
Total property, plant and equipment		$12,486.3	$12,003.9
Accumulated depreciation		(4,933.2)	(4,623.6)
Net property, plant and equipment		$7,553.1	$7,380.3

The Company recorded depreciation expense of $391.5, $357.2 and $291.7 for the years ended December 31, 2012, 2011 and 2010, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2012, 2011 and 2010 was $94.5, $68.9 and $71.2, respectively.

NOTE 12     Goodwill and Other Intangible Assets

As of December 31, 2012 and 2011, the Company had gross goodwill of $68.7 and $68.1, respectively. Changes in the carrying amount of goodwill related primarily to currency translation. The gross and net amounts of intangible assets, excluding goodwill, were as follows:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$11.2	$(3.6)	$7.6
Completed technology	18.5	(14.1)	4.4
Electricity contract	35.3	(10.3)	25.0
Land use rights	23.3	(3.6)	19.7
Other	61.0	(33.9)	27.1
TOTAL	$149.3	$(65.5)	$83.8
	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$12.1	$(3.4)	$8.7
Completed technology	20.7	(15.1)	5.6
Electricity contract	35.3	(7.1)	28.2
Land use rights	23.3	(3.1)	20.2
Other	65.1	(35.7)	29.4
TOTAL	$156.5	$(64.4)	$92.1

The Company recorded amortization expense related to these intangible assets of $7.1, $10.1 and $9.6 for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows: 2013 - $6.7, 2014 - $6.4, 2015 - $6.3, 2016 - $6.3, 2017 - $6.3.

CORNING INCORPORATED – 2012 Form 10-K   110

Back to Contents

NOTE 13     Notes Payable, Credit Facilities and Guarantees

Short-Term Borrowings

The Company had outstanding short-term debt of $71.6 and $134.7 in Asia as of December 31, 2012 and 2011, respectively. The borrowings in Asia were primarily denominated in Renminbi with an interest rate generally set by the People’s Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 5.4% as of December 31, 2012. Since the interest rates for the borrowing in Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value for these borrowings and would be classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market. The Company is in compliance with its debt covenants related to the short-term borrowings.

Amounts reflected in “Short-term borrowings and current maturities of long-term debt” in the consolidated balance sheets also contain current maturities of the long-term debt instruments disclosed below when repayment is due within the next 12 months, as well as other short term obligations. Such amounts were $137.5 and $196.2 as of December 31, 2012 and 2011, respectively.

Credit Facilities

In March 2011, the Company entered into a five-year $1,000.0 revolving credit facility agreement with various U.S. and foreign banks. The facility allows for borrowing in multiple currencies for working capital needs and general corporate purposes of the Company. Borrowings bear interest at a LIBOR-plus rate or an alternate rate based on LIBOR, the Prime Rate or the Federal Funds Effective rate plus various spreads based on the terms of the agreement. As of December 31, 2012, the Company had no outstanding balance on the facility.

In addition, the Company had unused and committed credit facilities with various U.S. and foreign banks totaling $188.4 and $183.4 at December 31, 2012 and 2011, respectively. These credit facilities may require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available to support working capital requirements.

Long-Term Debt

Long-term debt consisted of the following:

	Years Ended December 31,
	2012	Rates	2011	Rates
Long-term debt
Variable rate notes due 2013-2014	$198.1	6.0%	$821.3	5.8-6.1%
Variable rate notes due 2012-2015	-	-	26.9	5.2%
Fixed rate notes due 2018	350.0	4.1%	350.0	4.1%
Variable rate bonds due 2019	3.7	0.3%	3.7	0.3%
Fixed rate notes due 2021	350.0	4.8%	350.0	4.8%
Other obligations and capital leases	79.3	3.5-9.0%	83.2	3.5-9.0%
Total long-term debt	$981.1		$1,635.1
Less current maturities of long-term debt	137.5		195.2
TOTAL LONG-TERM DEBT DUE AFTER ONE YEAR	$843.6		$1,439.9

In March 2011, the Company issued senior unsecured fixed rate notes at par with an aggregate principal amount of $700.0, including $350.0 of 4.1% Series A Notes due March 2018 and $350.0 of 4.8% Series B notes due March 2021. Valuation of the senior notes is conducted on a quarterly basis using the benchmark risk-free interest rate with a credit spread based on comparable companies with similar credit risk profiles and considering business-specific risks. Because the fixed rate notes were valued using inputs based on similar liabilities observed in the market, the Company’s fixed rate notes were classified as a Level 2 measurement. As of December 31, 2012, the fair values of Series A Notes and Series B Notes were $376.1 and $390.5, respectively.

In August 2010, a wholly owned subsidiary of the Company entered into a secured term loan with a bank in China. The amount of the loan was 193.5 Renminbi ($30.8 U.S. dollars) and permitted borrowing in Renminbi only. The subsidiary had $26.9 outstanding under the loan as of December 31, 2011. The full amount was repaid as of December 31, 2012.

In October 2009, a majority owned subsidiary of the Company entered into an unsecured term loan facility with a syndicate of commercial banks in China. The amount of the facility was 1.6 billion Renminbi ($254.6 U.S. dollars) and permits borrowing in Renminbi only. As of December 31, 2011 the subsidiary had $228.5 outstanding under the facility. The full amount was repaid as of December 31, 2012. No further borrowings are available under this facility.

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five-year term loan facility with a syndicate of commercial banks in China. The amount of the facility was 4.2 billion Renminbi ($668.2 U.S. dollars). The facility permits borrowing in U.S. dollars and Renminbi with required repayments commencing two years after the drawdown date. The subsidiary had $198.1 and $592.8 outstanding under the facility as of December 31, 2012 and 2011, respectively. Repayment began in April 2011 with various amounts due each year through April 2014. No further borrowings are available under this facility.

Since the interest rates for the borrowings in China are reset regularly based on market conditions, management believes the carrying value of the debt approximates the fair value of these borrowings and were classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

The Company and its subsidiaries are in compliance with its debt covenants, including leverage ratios and interest coverage ratios.

Annual aggregate maturities of the long-term debt of the Company are: 2013 - $137.5, 2014 - $72.2, 2015 - $5.5, 2016 - $4.6, and $761.3 for 2017 and beyond.

Cash paid for interest during the year ended December 31, 2012, 2011 and 2010 was $95.4, $91.8 and $66.8, respectively.

CORNING INCORPORATED – 2012 Form 10-K   111

Back to Contents

Sales of Receivables

The Company maintains an accounts receivable facility with a bank in Japan. The discount rate under this facility is the equivalent of TIBOR plus 0.25%. The Company sold receivables in the amount of $179.8 and $322.3 to this bank in exchange for cash proceeds of $179.8 and $322.1 during the years ended December 31, 2012 and 2011, respectively. Under the facility, the Company continues to collect the receivables from the customer but retains no interest in the receivables. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to the Company. The counterparty for the receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by receivables in the U.S. which expires in October 2013. As of December 31, 2012 and 2011, there were no outstanding amounts under this facility. The arrangement was amended in January 2013 to eliminate the payment of commitment fees and to change the interest rate under this facility from commercial paper pool rates to LIBOR. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.

Guarantees and Letters of Credit

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The Company maintained agreements to guarantee the debt of certain nonconsolidated affiliates. The maximum amount of potential future payments under these guarantees was $67.6 as of December 31, 2012. The obligations under these guarantees are due to be repaid by February 2019. The Company does not expect to be required to make any payments related to these agreements and no liability has been recorded in the Company’s consolidated balance sheets as of December 31, 2012 and 2011. The Company’s potential obligation under other guarantees was not material to the consolidated financial statements.

The Company had outstanding letters of credit of $32.6 and $27.1 at December 31, 2012 and 2011, respectively.

NOTE 14     Deferred Revenue

The Company has historically entered into long-term product sales agreements with certain customers. Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments. Most of these product sales agreements extend over various periods and prior to 2012 the revenue associated with the agreements had been recognized using the average sales price over the life of the agreements. Under the average price methodology, differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology were reported as deferred revenue in the consolidated balance sheets. After a series of amendments to the agreements in 2012, the Company concluded that future sales prices were no longer fixed and determinable and discontinued the use of the average price methodology. For the year ended December 31, 2012 and periods thereafter, the revenue associated with these product sales agreements is recognized using invoice-based pricing with a ratable recognition of existing deferred revenue amounts.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2012 and 2011, advanced payments of $95.3 and $588.0, respectively, were received by the Company. The Company expects to receive advanced payments of $111.2 in the next twelve months. Advanced cash payments received are recorded as deferred revenue and are typically applied ratably on a per kilogram basis as products are shipped over the life of the agreements. Modification to terms of the agreements may alter the timing of future advanced payments receipts or their application to future purchases. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments. The advanced payments received are reported as cash flows from operating activities in the consolidated statements of cash flows.

Total deferred revenue reflected in “Current deferred revenue” and “Deferred revenue” in the consolidated balance sheets as of December 31, 2012 and 2011, was $3,572.3 and $3,632.7, respectively. Current deferred revenue of $120.2 and $336.5 was recorded in the consolidated balance sheets as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the current portion was determined based on the Company’s estimate of advanced payments to be applied to customer purchases in the next 12 months. For the period ended December 31, 2011, the current portion was determined based upon application of advanced payments to customer purchases as stipulated by the underlying agreements. Due to changes in customer agreements resulting from the uncertainty surrounding the polycrystalline silicon market discussed in Note 3, this methodology was discontinued.

In August 2012, the Company resolved a contract dispute related to certain long-term sales agreements. The resolution was mainly comprised of a cash payment of $18.5, which was received by the Company in September 2012, and recognition of previously recorded deferred revenue of $24.7. The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2012 increased by $19.7.

In December 2011, the Company resolved a contract dispute related to certain long-term sales agreements. The resolution was mainly comprised of a cash payment of $195.2, which was received by the Company in January 2012, and recognition of previously recorded deferred revenue of $229.9. The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2011 increased by $182.9.

CORNING INCORPORATED – 2012 Form 10-K   112

Back to Contents

NOTE 15     Pension and Other Postretirement Benefits

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of net periodic benefit cost for the Company’s U.S. and non-U.S. plans were as follows:

Years Ended December 31,	U.S. Plans			Non-U.S. Plans			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost
Service cost	$63.3	$44.3	$38.0	$26.1	$23.7	$21.7	$89.4	$68.0	$59.7
Interest cost on projected benefit obligations	85.1	87.2	86.4	33.5	34.3	32.7	118.6	121.5	119.1
Expected return on plan assets	(74.5)	(61.3)	(67.4)	(30.8)	(33.2)	(33.1)	(105.3)	(94.5)	(100.5)
Amortization of net prior service costs	2.7	2.8	2.8	1.4	0.9	0.9	4.1	3.7	3.7
Amortization of net losses	65.9	48.5	37.7	12.2	7.0	7.0	78.1	55.5	44.7
Other adjustments	-	-	-	-	0.7	0.5	-	0.7	0.5
TOTAL	$142.5	$121.5	$97.5	$42.4	$33.4	$29.7	$184.9	$154.9	$127.2
Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Amortization of net prior service costs	$(2.7)	$(2.8)	$(0.8)	$(0.6)	$(3.5)	$(3.4)
Amortization of net losses or settlement recognition	(65.9)	(48.5)	(12.1)	(7.0)	(78.0)	(55.5)
Net loss (gain) arising during the year	(25.5)	331.5	(11.8)	92.9	(37.3)	424.4
TOTAL	$(94.1)	$280.2	$(24.7)	$85.3	$(118.8)	$365.5

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$2,136.3	$2,026.2	$711.0	$676.4	$2,847.3	$2,702.6
Accumulated benefit obligation	1,769.8	1,655.0	644.9	598.4	2,414.7	2,253.4
Fair value of plan assets	1,310.8	1,133.3	492.5	426.1	1,803.3	1,559.4

The reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans as of December 31 was as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Projected benefit obligation, beginning of year	$2,026.2	$1,632.6	$769.9	$681.6	$2,796.1	$2,314.2
Service cost	63.3	44.3	26.1	23.7	89.4	68.0
Interest cost	85.1	87.2	33.5	34.3	118.6	121.5
Actuarial (gains) losses	43.4	342.6	13.8	63.1	57.2	405.7
Foreign currency exchange rate changes	-	-	21.4	(5.4)	21.4	(5.4)
Benefits paid and settlements	(81.7)	(80.5)	(31.0)	(27.4)	(112.7)	(107.9)
Projected benefit obligation, end of year	$2,136.3	$2,026.2	$833.7	$769.9	$2,970.0	$2,796.1
Fair value of plan assets
Fair value of plan assets, beginning of year	$1,133.3	$986.4	$497.5	$492.9	$1,630.8	$1,479.3
Actual return on plan assets	143.4	72.5	56.3	0.6	199.7	73.1
Foreign currency exchange rate changes	-	-	22.5	(3.8)	22.5	(3.8)
Employer contributions	115.9	154.9	34.0	35.2	149.9	190.1
Benefits paid and settlements	(81.7)	(80.5)	(31.0)	(27.4)	(112.7)	(107.9)
Fair value of plan assets, end of year	$1,310.9	$1,133.3	$579.3	$497.5	$1,890.2	$1,630.8
Funded status of plans	$(825.4)	$(892.9)	$(254.4)	$(272.4)	$(1,079.8)	$(1,165.3)
Accumulated benefit obligation	1,769.8	1,655.0	714.3	658.4	2,484.1	2,313.4

CORNING INCORPORATED – 2012 Form 10-K   113

Back to Contents

The assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans were as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.9	$-	$-	$4.9
Equity securities	165.7	3.0	-	168.7
Corporate debt securities	0.1	355.4	-	355.5
U.S. government debt securities	-	248.5	-	248.5
U.S. government guaranteed mortgage backed securities	-	9.1	-	9.1
Other governmental debt securities	0.8	93.1	-	93.9
Investment funds	41.6	963.9	0.3	1,005.8
Other	-	3.8	-	3.8
TOTAL	$213.1	$1,676.8	$0.3	$1,890.2
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9.2	$-	$-	$9.2
Equity securities	151.2	2.7	0.4	154.3
Corporate debt securities	-	260.1	-	260.1
U.S. government debt securities	0.1	223.2	-	223.3
U.S. government guaranteed mortgage backed securities	-	12.0	-	12.0
Other governmental debt securities	0.6	52.9	-	53.5
Investment funds	39.9	874.0	0.3	914.2
Other	-	4.2	-	4.2
TOTAL	$201.0	$1,429.1	$0.7	$1,630.8

The changes in fair value of Level 3 assets for the year ended December 31, 2012 were as follows:

Beginning balance, January 1, 2012	$0.7
Actual return on assets	-
Purchases	-
Sales	(0.4)
Ending value, December 31, 2012	$0.3

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

Amounts recorded in the consolidated balance sheets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Current benefit liabilities	$(5.1)	$(5.0)	$(3.2)	$(4.3)	$(8.3)	$(9.3)
Noncurrent benefit liabilities	(820.3)	(887.9)	(251.2)	(268.1)	(1,071.5)	(1,156.0)
Total recognized liabilities	$(825.4)	$(892.9)	$(254.4)	$(272.4)	$(1,079.8)	$(1,165.3)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service cost	13.0	15.7	8.2	10.2	21.2	25.9
Net loss	978.6	1,070.0	218.6	236.6	1,197.2	1,306.6
Accumulated other comprehensive loss	$991.6	$1,085.7	$226.8	$246.8	$1,218.4	$1,332.5

CORNING INCORPORATED – 2012 Form 10-K   114

Back to Contents

The Company expects to recognize $71.9 of net loss and $3.4 of net prior service cost as a component of net periodic pension cost in 2013 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan. For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period. The Company had approximately $49.7 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2012 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the United States defined benefit plan, as of December 31, 2012, the fair value of plan assets included 35% of equity securities and 65% of debt securities. The plan targets an asset allocation of 40% equity securities and 60% debt securities. The plan’s expected long-term rate of return is determined by the asset allocation and expected future rates of return on equity and fixed income securities.

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

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions of approximately $115.2 are planned for the U.S. plans in 2013. Contributions of approximately $34.4 are planned for non-U.S. plans in 2013.

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

	Benefit Obligations at December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Discount rate	4.0%	4.3%	3.8%	4.3%	3.9%	4.3%
Rate of increase in future compensation levels	4.3%	4.8%	3.7%	4.1%	4.1%	4.6%
	Net Periodic Pension Cost for the Years Ended December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Discount rate	4.3%	5.5%	4.4%	4.9%	4.3%	5.2%
Rate of increase in future compensation levels	4.8%	4.8%	4.2%	4.3%	4.6%	4.6%
Expected long-term rate of return on plan assets	6.6%	6.4%	5.9%	6.5%	6.4%	6.4%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2012 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2013	81.8	24.1	105.9
2014	83.1	23.7	106.8
2015	85.2	29.3	114.5
2016	87.6	29.3	116.9
2017	90.8	33.6	124.4
2018-2022	521.5	205.3	726.8

CORNING INCORPORATED – 2012 Form 10-K   115

Back to Contents

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for most retired employees, primarily in the U.S. The cost of providing these benefits to retirees outside the U.S. is not significant. Net periodic postretirement benefit cost included the following components:

	Years Ended December 31,
	2012	2011	2010
Net Periodic Postretirement Benefit Cost
Service cost	$5.9	$5.1	$4.5
Interest cost	14.2	15.8	16.3
Amortization of prior service credits	(4.7)	(6.6)	(6.8)
Amortization of actuarial losses	7.4	5.4	4.6
TOTAL	$22.8	$19.7	$18.6

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income included:

	Years Ended December 31,
	2012	2011
Amortization of prior service costs	$4.7	$6.6
Amortization of loss	(7.4)	(5.4)
Net loss arising during the year	13.5	32.7
TOTAL	$10.8	$33.9

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation was as follows:

	December 31,
	2012	2011
Accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$345.8	$310.9
Service cost	5.9	5.1
Interest cost	14.2	15.8
Actuarial loss	13.5	32.7
Benefits paid	(16.5)	(18.7)
Accumulated postretirement benefit obligation at end of year	$362.9	$345.8
Funded status of plans	$(362.9)	$(345.8)
Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(19.7)	$(20.0)
Noncurrent benefit liabilities	(343.2)	(325.8)
Total recognized liabilities	$(362.9)	$(345.8)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service credit	(5.2)	(9.9)
Net loss	135.9	129.8
Accumulated other comprehensive loss	$130.7	$119.9

The Company expects to recognize $8.6 of net loss and $1.6 of net prior service credit as a component of net periodic postretirement benefit cost in 2013.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.4% in 2012 and was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.5% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2012 by 1.4%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.9% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2012 by 1.2%.

The discount rate used in determining the accumulated postretirement benefit obligation was 3.8% and 4.3% at December 31, 2012 and 2011, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

CORNING INCORPORATED – 2012 Form 10-K   116

Back to Contents

The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees were $16.6 for the year ended December 31, 2012. Reimbursements received under Medicare Part D were $1.5 for the year ended December 31, 2012. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plans and expects to receive reimbursements from annual Medicare Part D subsidy as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2012.

	Estimated Postretirement Benefit Payments	Estimated Medicare Subsidies
2013	20.0	1.8
2014	20.1	2.0
2015	20.4	2.1
2016	20.6	2.3
2017	20.8	2.6
2018-2022	107.0	16.9

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $19.5, $22.9 and $20.6 for the years ended December 31, 2012, 2011 and 2010. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2012 were $16.0. The Company expects to make additional contributions of $19.5 to all defined contribution plans during 2013.

NOTE 16     Accumulated Other Comprehensive Loss

A summary of the components of accumulated other comprehensive loss was as follows:

	Foreign currency translation adjustment	Unrealized net gain (loss) on available for sale securities	Net gain (loss) on cash flow hedges	Unamortized pension losses and prior service costs	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$204.8	$(15.6)	$(9.8)	$(617.6)	$(438.2)
Foreign currency translation adjustments	12.6				12.6
Unrealized net loss on available for sale securities		(12.3)			(12.3)
Net gain on cash flow hedges(1)			4.2		4.2
Pension and other postretirement benefit adjustments(2)				(42.3)	(42.3)
Balance at December 31, 2010	$217.4	$(27.9)	$(5.6)	$(659.9)	$(476.0)
Foreign currency translation adjustments	10.7				10.7
Unrealized net gain on available for sale securities		12.4			12.4
Net loss on cash flow hedges(1)			(2.0)		(2.0)
Pension and other postretirement benefit adjustments(2)				(262.4)	(262.4)
Balance at December 31, 2011	$228.1	$(15.5)	$(7.6)	$(922.3)	$(717.3)
Foreign currency translation adjustments	(10.6)				(10.6)
Unrealized net gain on available for sale securities		17.5			17.5
Net gain on cash flow hedges(1)			4.1		4.1
Pension and other postretirement benefit adjustments(2)				69.7	69.7
Balance at December 31, 2012	$217.5	$2.0	$(3.5)	$(852.6)	$(636.6)

(1)

Net of tax effect of $(2.4) in 2012, $1.1 in 2011 and $(2.4) in 2010. Tax effects of losses arising during the period and reclassifications for gains included in income are included in the table below.

(2)

Net of tax effect of $(37.9) in 2012, $136.3 in 2011 and $33.1 in 2010. Tax effects of losses and gains arising during the period and amortization in net income are included in the table below.

CORNING INCORPORATED – 2012 Form 10-K   117

Back to Contents

	Years Ended December 31,
	2012	2011	2010
Net gain (loss) on cash flow hedges:
Loss arising during the period	$1.0	$3.3	$3.3
Less: reclassification for gain included in income	(3.4)	(2.2)	(5.7)
Net unrealized (loss) gain on cash flow hedges	(2.4)	1.1	(2.4)
Defined benefit plan adjustments:
Net (loss) gain arising during the period	(8.3)	156.0	53.3
Less: amortization of pension adjustments in net income	(29.6)	(19.7)	(20.2)
Defined benefit plans, net	(37.9)	136.3	33.1
TOTAL TAX (EXPENSE) BENEFIT	$(40.3)	$137.4	$30.7

NOTE 17     Commitments and Contingencies

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

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. If the Company is unable to meet its remaining obligations to fund the Facilities, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, in an original maximum aggregate amount of $300.0. Beginning June 1, 2009, the amount available decreases by $50.0 per year and will fully expire June 1, 2014. As of December 31, 2012 the maximum aggregate amount available to the Company under this revolving credit commitment was $100.0. As of December 31, 2012, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company directly to the Settlement Facility or by the Company’s insurers on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. The Company has made payments of $1,709.0 to the Settlement Facility through December 31, 2012.

In accordance with the Joint Plan of Reorganization, and subject to the annual and aggregate funding limits, future payments to the Settlement Facility will be made on a periodic basis as necessary to preserve the liquidity of the Settlement Facility until such payment obligations cease as provided for in the Plan. Based on these funding agreements, the recorded liability is adjusted to maintain the present value of $2.35 billion determined as of the Effective Date using a discount rate of 7% (“Time Value Adjustments”). The Company has made early payments to the Settlement Facility in advance of their due dates and has recognized Time Value Adjustments for certain of those early payments consisting primarily of insurance proceeds. The actual amounts payable and the timing of payments by the Company to the Settlement Facility are uncertain and will be affected by, among other things, the rate at which claims are resolved by the Facilities, the rate at which insurance proceeds are received by the Company from its insurers, the timing of premium payments, if any, to claimants, and the degree to which Time Value Adjustments are recognized.

As of December 31, 2012 and 2011, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,609.4 and $1,595.2, respectively. These amounts reflect the Company’s estimated remaining obligation to fund the resolution of breast implant and other medical device claims pursuant to the Company’s Joint Plan of Reorganization and other breast implant litigation related matters.

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

CORNING INCORPORATED – 2012 Form 10-K   118

Back to Contents

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement. Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date. The maximum amount payable under the agreement was $285.0. As of December 31, 2012, $282.9 had been paid to Dow Chemical and $2.1 was reflected in “Other noncurrent liabilities.”

In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not offset by certain qualifying product liability claims paid by Dow Chemical, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. As of December 31, 2012, Dow Chemical had given notice to the Company that it has thus far incurred $165.7 of potentially qualifying claims.

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

In July 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting the Company’s Commercial Creditors to recover fees, costs and expenses where allowed by relevant loan agreements and state law. The matter was remanded to the U.S. District Court for the Eastern District of Michigan for further proceedings, including rulings on the facts surrounding specific claims and consideration of any equitable factors that would preclude the application of the Interest Rate Presumption.

As of December 31, 2012, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2012, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $89.8 to $294.2. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2012 and 2011, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $88.3 and $84.0, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

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

Environmental Matters

The Company was previously advised by the United States Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites. Management believes that there are 25 sites at which the Company may have some liability, although management expects to settle the Company’s liability for 10 of these sites for amounts that are not material.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $31.1. Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters was $4.8 and $4.9 as of December 31, 2012 and 2011, respectively.

As additional facts and circumstances develop, it is at least reasonably possible that the accrued liability related to environmental matters may be revised. While there are a number of uncertainties with respect to the Company’s estimate of its ultimate liability for cleanup costs at these waste disposal sites, management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company’s consolidated financial statements. This opinion is based upon the number of identified PRP’s at each site, the number of such PRP’s that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

Other Regulatory Matters

Companies that manufacture and sell chemical products may experience risks under current or future laws and regulations which may result in significant costs and liabilities. The Company routinely conducts health, toxicological and environmental tests of its products. The Company cannot predict what future regulatory or other actions, if any, may be taken regarding the Company’s products or the consequences of their production and sale. Such actions could result in significant losses, and there can be no assurance that significant losses would not be incurred. However, based on currently available information, the Company does not believe that any such actions would have a material adverse impact on the Company’s financial statements.

CORNING INCORPORATED – 2012 Form 10-K   119

Back to Contents

Other Legal Matters

The Company is subject to various claims and lawsuits that arise during the normal course of business, including matters relating to commercial disputes, product liability, governmental regulation and other actions. With the exception of the possible effects of the China Trade Matters discussed in Note 3, the Company believes that the possibility is remote that resolution of all presently pending matters would have a material adverse impact on the Company’s consolidated financial statements.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. For the years ended December 31, 2012, 2011 and 2010 lease expense was $53.9, $55.9 and $51.8, respectively. The minimum future lease payments required under noncancellable operating leases at December 31, 2012 in the aggregate, are $184.7 including the following amounts due in each of the next five years: 2013 - $46.8, 2014 - $30.2, 2015 - $23.0, 2016 - $19.9 and 2017 - $16.9.

NOTE 18     Related Party Transactions

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions and balances with the Company’s shareholders:

	Years Ended December 31,
	2012	2011	2010
Sales to Dow Chemical	$6.9	$11.8	$14.4
Sales to Corning	23.3	22.3	19.3
Purchases from Dow Chemical	65.3	69.3	68.1
	December 31,
	2012	2011
Accounts receivable from Dow Chemical	$0.3	$0.5
Accounts receivable from Corning	1.0	1.2
Accounts payable to Dow Chemical	2.9	3.8

Amounts shown as payables to Dow Chemical exclude the balance owed under the insurance allocation agreement disclosed in Note 17. In addition, the Company has transactions in the normal course of business with nonconsolidated affiliates and noncontrolling shareholders. The following tables summarize related party transactions and balances with nonconsolidated affiliates and noncontrolling shareholders:

	Years Ended December 31,
	2012	2011	2010
Sales to nonconsolidated affiliates and noncontrolling shareholders	$612.4	$714.9	$483.9
Purchases from nonconsolidated affiliates and noncontrolling shareholders	268.8	328.2	275.9
	December 31,
	2012	2011
Accounts receivable from nonconsolidated affiliates and noncontrolling shareholders	$66.5	$78.0
Accounts payable to nonconsolidated affiliates and noncontrolling shareholders	9.9	13.5

In addition, the Company loans excess funds to Toray Industries, Inc., which is the noncontrolling shareholder of one of the Company’s non-wholly owned consolidated subsidiaries. The amount of loans receivable at December 31, 2012 and 2011 was $39.6 and $92.2, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets.

In November 2012, a majority owned subsidiary received a loan from the noncontrolling shareholder, Wacker Chemie AG. The loan bears interest at 4.5% and is due in November 2021. In December 2012, the majority owned subsidiary received an additional loan from Wacker Chemie AG, which also bears interest at 4.5% and is due in November 2020. The outstanding balance of these loans was 705.0 Renminbi ($112.2 U.S. dollars) at December 31, 2012. The loan balances are included in “Other noncurrent liabilities” in the consolidated balance sheets.

CORNING INCORPORATED – 2012 Form 10-K   120

Back to Contents

SAMSUNG CORNING PRECISION MATERIALS CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010

CORNING INCORPORATED – 2012 Form 10-K   121

Back to Contents

Samsung Corning Precision Materials Co., Ltd.

Index
December 31, 2012 and 2011
and for the years ended December 31, 2012, 2011 and 2010

Page(s)
Independent Auditor’s Report	123
Consolidated Financial Statements
Consolidated Balance Sheets	124
Consolidated Statements of Income	126
Consolidated Statements of Comprehensive Income	127
Consolidated Statements of Cash Flows	128
Notes to Consolidated Financial Statements	129

CORNING INCORPORATED – 2012 Form 10-K   122

Back to Contents

Independent Auditor’s Report

To the Board of Directors and Shareholders of Samsung Corning Precision Materials Co., Ltd.

We have audited the accompanying consolidated financial statements of Samsung Corning Precision Materials Co., Ltd., and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2012.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsung Corning Precision Materials Co., Ltd., and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ Samil PricewaterhouseCoopers
Seoul, Korea
February 8, 2013

CORNING INCORPORATED – 2012 Form 10-K   123

Back to Contents

Consolidated Balance Sheets (December 31, 2012 and 2011)

(in thousands, except share and per share amounts)	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,609,360	$1,696,968
Short-term financial instruments	844,365	1,025,433
Accounts and notes receivable
Customers, net of allowance for doubtful accounts of $5,931 and $6,791	124,172	212,721
Related parties	395,686	323,884
Inventories	169,024	175,375
Current deferred income tax assets, net	1,914	2,417
Other current assets	137,866	123,350
Total current assets	3,282,387	3,560,148
Equity method investments	6,689	39,184
Property, plant and equipment, net	3,852,306	3,549,013
Intangible assets	-	2,748
Non-current deferred income tax assets, net	129	169
Other non-current assets	244,176	298,854
TOTAL ASSETS	$7,385,687	$7,450,116
Liabilities and Equity
Current liabilities
Accounts payable
Trade accounts payable	$20,296	$12,917
Non-trade accounts payable	37,697	27,441
Related parties	78,638	69,195
Income taxes payable	158,660	259,646
Accrued bonus payable	75,350	88,382
Accrued expenses	22,135	35,230
Other current liabilities	13,422	4,827
Total current liabilities	406,198	497,638
Accrued severance benefits, net	4,990	13,868
Non-current deferred income tax liabilities, net	247,185	227,121
TOTAL LIABILITIES	658,373	738,627
Commitments and contingencies

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED – 2012 Form 10-K   124

Back to Contents

Consolidated Balance Sheets (December 31, 2012 and 2011)

(in thousands, except share and per share amounts)	2012	2011
Shareholders’ equity
Preferred stock: par value $8.51 per share, 153,190 shares authorized, 41,107 shares issued and outstanding	$350	$350
Common stock: par value $10.03 per share, 30,000,000 shares authorized, 17,617,462 shares issued and outstanding	176,700	176,700
Additional paid-in capital	312,114	312,114
Retained earnings	6,040,493	6,611,603
Accumulated other comprehensive income (loss)	185,480	(400,492)
Total Samsung Corning Precision Materials equity	6,715,137	6,700,275
Noncontrolling interests	12,177	11,214
Total equity	6,727,314	6,711,489
TOTAL LIABILITIES AND EQUITY	$7,385,687	$7,450,116

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED – 2012 Form 10-K   125

Back to Contents

Consolidated Statements of Income (Years ended December 31, 2012, 2011 and 2010)

(in thousands)	2012	2011	2010
Net sales
Related parties	$2,392,424	$2,752,399	$2,782,917
Other	746,468	1,418,568	2,073,422
	3,138,892	4,170,967	4,856,339
Cost of sales	1,102,829	1,228,612	1,125,054
Gross profit	2,036,063	2,942,355	3,731,285
Selling and administrative expenses	157,842	180,172	167,171
Research and development expenses	95,165	80,702	66,657
Royalty expenses to related parties	84,333	215,894	262,627
Operating income	1,698,723	2,465,587	3,234,830
Other income (expense)
Interest income (expense), net	94,738	114,304	107,838
Foreign exchange (loss) gain, net	(38,192)	5,830	(3,161)
Charitable donations	(26,902)	(24,255)	(24,201)
Other income, net	11,712	15,482	2,109
Income before income taxes	1,740,079	2,576,948	3,317,415
Provision for income taxes	311,272	486,547	343,356
Income before equity losses	1,428,807	2,090,401	2,974,059
Equity losses of affiliated companies	(39,366)	(27,758)	(21,002)
Net income including noncontrolling interests	1,389,441	2,062,643	2,953,057
Less: Net (loss) income attributable to the noncontrolling interests	(116)	1,873	6,197
Net income attributable to Samsung Corning Precision Materials	$1,389,557	$2,060,770	$2,946,860

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED – 2012 Form 10-K   126

Back to Contents

Consolidated Statements of Comprehensive Income (Years ended December 31, 2012, 2011 and 2010)

(in thousands)	2012	2011	2010
Net income including noncontrolling interests	$1,389,441	$2,062,643	$2,953,057
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	771,533	(357,249)	356,745
Unrealized net gain (loss) on available for sale securities:
Unrealized holding gain (loss) arising during the period	3,025	(6,358)	32,936
Less: reclassification adjustment for gain included in income	-	(23,441)	-
Other comprehensive income (loss), before tax:	774,558	(387,048)	389,681
Income tax (expense) benefit related to items of other comprehensive income (loss)	(187,443)	85,151	(85,730)
Other comprehensive income (loss), net of tax:	587,115	(301,897)	303,951
Comprehensive income including noncontrolling interests	1,976,556	1,760,746	3,257,008
Less: Comprehensive income attributable to the noncontrolling interests	1,028	1,868	4,893
Comprehensive income attributable to Samsung Corning Precision Materials	$1,975,528	$1,758,878	$3,252,115

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED – 2012 Form 10-K   127

Back to Contents

Consolidated Statements of Cash Flows (Years ended December 31, 2012, 2011 and 2010)

(in thousands)	2012	2011	2010
Cash flows from operating activities
Net income including noncontrolling interests	$1,389,441	$2,062,643	$2,953,057
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	334,588	388,438	337,841
Foreign exchange translation (gain) loss, net	(116,072)	(3,382)	2,375
Provision for severance benefits	26,924	18,385	18,069
Deferred income tax expense (benefit)	16,332	(21,829)	42,260
Equity losses of affiliated companies	39,366	27,758	21,002
Impairment charges / write-off	35,173	10,954	-
Amortization of long-term supply contract payment	64,745	-	-
Other, net	(14,680)	(992)	16,736
Changes in operating assets and liabilities
Accounts and notes receivable	57,017	(310,924)	48,198
Inventories	6,651	(37,203)	(58,502)
Other current assets	(7,111)	(27,629)	(5,633)
Payment on long-term supply contract	-	(300,000)	-
Accounts payable and other current liabilities	(25,156)	(3,741)	(77,285)
Net cash provided by operating activities	1,807,218	1,857,736	3,298,118
Cash flows from investing activities
Purchases of property, plant and equipment	(407,451)	(512,797)	(579,219)
Decrease (increase) in short-term financial instruments	21,611	(242,721)	(802,607)
Investment in affiliates	(7,000)	-	-
Acquisition of subsidiary’s stock	-	(26,074)	-
Change in restricted cash	(11,974)	(17,472)	8,202
Net proceeds from sale or disposal of assets	85,304	24,468	386
Other, net	5,880	(1,681)	1,044
Net cash used in investing activities	(313,630)	(776,277)	(1,372,194)
Cash flows from financing activities
Cash dividends to noncontrolling interests	(65)	(67)	(64)
Cash dividends to Samsung Corning Precision Materials shareholders	(1,960,667)	(1,116,619)	(2,819,848)
Net cash used in financing activities	(1,960,732)	(1,116,686)	(2,819,912)
Effect of exchange rate changes on cash and cash equivalents	379,536	(24,063)	149,413
Net decrease in cash and cash equivalents	(87,608)	(59,290)	(744,575)
Cash and cash equivalents
Beginning of year	1,696,968	1,756,258	2,500,833
End of year	$1,609,360	$1,696,968	$1,756,258

Certain amounts for prior periods were reclassified to conform to the 2012 presentation.

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED – 2012 Form 10-K   128

Back to Contents

Notes to Consolidated Financial Statements

1.    Organization and Nature of Operations

Samsung Corning Precision Materials Co., Ltd. and its subsidiaries (the “Company”) are providers of flat glass substrates which are used to manufacture TFT-LCD (Thin-Film Transistor Liquid Crystal Display) panels for notebook computers, LCD monitors, LCD TVs and other handheld devices, and glass panels and funnels for Cathode Ray Tubes (“CRT”) which are used to manufacture televisions and computer monitors. The Company’s major customers are Korean LCD panel makers such as Samsung Display Co., Ltd. (“Samsung Display”) and LG Display Co., Ltd. The Company’s current market is primarily companies incorporated in Korea.

The Company was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated (“Corning”) located in the U.S.A. and domestic companies in Korea. On December 31, 2007, the Company acquired all of outstanding shares of Samsung Corning Co., Ltd. (“SSC”) which owned 70% interest in Samsung Corning (Malaysia) Sdn. Bhd. (“SCM”), 60% interest in SSH Limited (“SSH”) and 51% interest in Global Technology Video Co., Ltd. (“GTV”). These SSC investments were accounted for as consolidated subsidiaries. SCM purchased Samsung SDI’s 30% shares in SCM for $26,074 thousand and retired the treasury stock in September 2011.

As of December 31, 2012, the issued and outstanding number of common shares of the Company is 17,617,462, 49.4% of which are owned by Corning Hungary Data Services Limited Liability Company, a subsidiary of Corning, 42.6% by Samsung Display, a subsidiary of Samsung Electronics Co., Ltd., and the remaining of 8.0% by individuals and Samsung Life Insurance Co., Ltd.

The Company has evaluated subsequent events through February 8, 2013, the date the financial statements are available to be issued.

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

CORNING INCORPORATED – 2012 Form 10-K   129

Back to Contents

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and disclosures. The most significant estimates and assumptions relate to the useful life of property, plant and equipment, estimates of fair value of available for sale securities, allowance for uncollectible accounts receivable, contingent liabilities, inventory valuation, impairment of long-lived assets and allocated expenses, income taxes and deferred tax valuation allowances. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. The Company considers securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Supplemental disclosure of cash flow information follows:

(in thousands)	2012	2011	2010
Non-cash transactions
Acquisition of capital assets included in accounts payable	$42,463	$31,958	$108,049
Dividends declared during 2010 and unpaid at December 31, 2010	-	-	130,553
Cash paid for interest and income taxes
Cash paid for interest	-	57	362
Cash paid for income taxes, net of refund	440,157	405,278	430,424

Restricted Cash

Restricted cash mainly represents time deposits with local Korean banks who support small-size companies. Deposits are kept with these banks as part of the Company’s corporate responsibility program. The Company has included the restricted cash in the other non-current assets and short-term financial instruments as of December 31, 2012.

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

Available-for sale securities reflected in “other non-current assets” in the consolidated balance sheets as at December 31, 2012 and 2011 were $6,366 thousand and $3,331 thousand, respectively. The cost, gross unrealized gains and fair value of the available-for-sale securities were as follows:

(in thousands)	2012			2011
	Cost	Gross unrealized gains	Fair value	Cost	Gross unrealized gains	Fair value
Equity securities	$103	$6,263	$6,366	$103	$3,228	$3,331

There were no realized gains or losses during the year ended December 31, 2012 and gross realized gains for the year ended December 31, 2011 were $22,923 thousand.

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

CORNING INCORPORATED – 2012 Form 10-K   130

Back to Contents

Buildings	15–40 years
Machinery and equipment (excluding precious metals)	1.5–8 years
Vehicle, tools, furniture and fixtures	2–8 years

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

Accrued Severance Benefits

Employees and directors with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2012, approximately 100% of all employees of the Company were eligible for severance benefits. Accrued severance benefits represent the amount which would be payable assuming eligible employees and directors were to terminate their employment with the Company as of the balance sheet date.

Changes in accrued severance benefits for each period are as follows:

(in thousands)	2012	2011	2010
Balance at the beginning of the year	$62,300	$47,581	$52,226
Provision for severance benefits	26,924	18,385	18,069
Severance payments	(8,628)	(4,554)	(24,810)
Translation adjustments and other	6,599	888	2,096
	87,195	62,300	47,581
Less: Cumulative contributions to the National Pension Fund	(60)	(59)	(68)
Severance insurance deposits	-	-	(6)
Severance plan assets	(82,145)	(48,373)	(33,216)
Balance at the end of the year	$4,990	$13,868	$14,291

A portion of the accrued severance benefits of the Company are funded through a group severance insurance plan with Samsung Fire & Marine Insurance Co., Ltd., and Samsung Life Insurance Co., Ltd. as of December 31, 2009. During 2010, under new tax and labor laws, the Company elected to fund the accrued severance benefits through severance plan assets for which Samsung Fire & Marine Insurance Co., Ltd., has guaranteed a certain rate of return to the Company. The severance insurance deposits and the severance plan assets are classified as a reduction from the accrued severance benefits. As of December 31, 2012 and 2011, the accrued severance benefits are approximately 94% and 78% funded.

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

In determining the Company’s provision for income taxes, the Company uses annual effective income tax rates. The effective tax rate also reflects the Company’s assessment of the ultimate outcome of tax audits. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company assesses its income tax positions and records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the Company’s liability for unrecognized tax benefits in the period in which the Company determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income.

CORNING INCORPORATED – 2012 Form 10-K   131

Back to Contents

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-03, Intangibles – Goodwill and Other (Topic 350): Testing Indefinitely-Lived Intangible Assets for Impairment. This update allows the option of assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. An entity is required to perform quantitative tests only in those cases where it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company early adopted this standard effective 2012 and determined that the amendments do not have a material impact on its consolidated results of operations and financial condition.

In June 2011, the FASB issued guidance that changes the requirements for presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company early adopted the requirements of the new guidance effective December 31, 2012 for all periods presented. The adoption did not impact the Company’s consolidated financial position and results of operations.

3.    Inventories

Inventories consist of the following:

(in thousands)	2012	2011
Finished goods	$16,770	$25,132
Semi-finished goods	28,164	50,652
Raw materials	71,930	59,687
Work-in-process	2,099	-
Auxiliary materials	50,061	39,904
	$169,024	$175,375

CORNING INCORPORATED – 2012 Form 10-K   132

Back to Contents

4.    Other Current Assets

Other current assets consist of the following:

(in thousands)	2012	2011
Prepaid expenses	$80,310	$69,666
Prepaid value added tax	11,496	7,907
Income tax refund receivable	-	4,006
Accrued income receivable	17,253	19,906
Restricted cash	28,145	17,245
Other current assets	662	4,620
	$137,866	$123,350

5.    Equity Method Investments

Equity method investments comprise the following:

(in thousands)	Ownership interest[1]	2012	2011
Affiliated companies accounted for under the equity method
Corsam Technologies LLC	50%	$6,689	$39,184
Shenzhen SEG Samsung Group	30%	-	-
		$6,689	$39,184
1 Amounts reflect the Company’s direct ownership interests in the respective affiliated companies. The Company does not control any of these entities.

Summarized results of the Company’s affiliates are as follows:

Corsam Technologies LLC

During September 2009, the Company entered into an operating agreement with Corning. Pursuant to the operating agreement, the parties established Corsam Technologies LLC (“Corsam”), a new equity affiliate established to provide glass technology research for future product applications. The Company contributed $124,000 thousand in cash and Corning contributed intellectual property with a corresponding value. In 2012, the Company and Corning each contributed an additional $7,000 thousand. The Company and Corning each own 50% of the common stock of Corsam and Corning has agreed to provide research and development services to Corsam. The Company does not control Corsam as Corning maintains participating voting rights. In addition, Corsam has sufficient equity to finance its activities, the voting rights of investors in Corsam are considered substantive, and the risks and rewards of Corsam’s research are shared only by those investors noted. As a result, the Company accounts for its investment in Corsam under the equity method of accounting for investments.

The Company’s share of Corsam net losses of $39,366 thousand and $27,758 thousand, for the years ended December 31, 2012 and December 31, 2011, respectively, has been recognized in equity losses of affiliated companies.

On December 31, 2012, because of slow down of the Photovoltaic industry, Corsam recorded $49,719 thousand of impairment loss related to its intellectual property which was initially contributed by Corning. The Company recorded its 50% share of such impairment charge totaling $24,860 thousand.

Shenzhen SEG Samsung Group

During 2009, the Company decided to exit the China CRT market. The Company and Shenzhen Electronics Group Co., Ltd. (“SEG”) entered into a Production and Operation Adjustment Arrangement Agreement (the “Operation Agreement”) on August 17, 2009. In accordance with the Operation Agreement, the Company agreed to provide Shenzhen SEG Samsung Glass (“SSG”) with financial support of $20,307 thousand. The financial support was comprised of a cash investment of $12,155 thousand and a commitment to provide additional cash investment of $8,152 thousand as at December 31, 2009. The Company has recorded a current liability for the commitment to provide additional cash funding. The Company’s share of SSG’s losses include $20,307 thousand of financial support in the equity losses of affiliated companies for the year ended December 31, 2009. As of December 31, 2012, the Company is in process of share disposal subject to relevant laws and regulations and no additional equity losses were recorded during the years ended December 31, 2012 and 2011. The Company has no further obligation to provide any additional financial support to SSG.

CORNING INCORPORATED – 2012 Form 10-K   133

Back to Contents

6.    Property, Plant and Equipment

Property, plant and equipment comprise the following:

(in thousands)	2012	2011
Building	$1,809,054	$1,547,485
Machinery and equipment	2,779,121	2,378,703
Vehicle, tools, furniture and fixtures	249,565	159,956
	4,837,740	4,086,144
Less: accumulated depreciation	(1,882,755)	(1,475,889)
	2,954,985	2,610,255
Land	285,273	249,362
Construction-in-progress	612,048	689,396
	$3,852,306	$3,549,013

Manufacturing equipment includes certain components of production equipment that are constructed with precious metals. At December 31, 2012 and 2011, the recorded amount of precious metals totaled $920,907 thousand and $840,938 thousand, respectively. Depletion expense for precious metals in the year ended December 31, 2012 and 2011 totaled $11,018 thousand and $11,535 thousand, respectively.

7.    Other Non-current Assets

Other non-current assets consist of the following:

(in thousands)	2012	2011
Deposits	$28,608	$29,200
Available-for-sale marketable securities	6,366	3,331
Payment on long-term contract	195,833	242,870
Other non-current assets	13,369	23,453
	$244,176	$298,854

8.    Impairment Charges

In response to economic challenges, certain assets for the production of glasses were committed to be abandoned before the end of their previously estimated useful life based on management’s decision to reduce manufacturing capacity. As a result, the unusable assets were fully written off and a $27,294 thousand charge was recognized for the year ended December 31, 2012.

On December 2, 2011, the Company decided to exit from the CRT glass business operated in SCM, and the manufacturing of the CRT glass was ceased in December 2011 in response to anticipated lower sales in 2012. An impairment charge was needed for asset dismantling and restoration costs and costs for special termination benefits. Total cash payments with this plan were expected to be approximately $14,461 thousand with the majority of spending made in 2012. Accordingly, the Company recorded restructuring costs totaling $14,461 thousand in accordance with ASC 420, Exit or Disposal Cost Obligations, in the year ended December 31, 2011. These amounts are included as part of selling and administrative expenses in the consolidated statements of income. The remaining accrual as of December 31, 2012 was $733 thousand. There was no impairment charges recorded in the year ended December 31, 2010.

CORNING INCORPORATED – 2012 Form 10-K   134

Back to Contents

9.    Transactions with Related Parties

A summary of related party transactions and related receivable and payable balances as of December 31 is as follows:

2012 (in thousands)	Sales[1]	Purchases[2]	Services Expensed	Receivables	Payables
Samsung affiliates
Samsung Display	$2,231,298	$29,919	$2,312	$349,236	$521
Samsung Corporation	22	50,334	286	1	25,845
Samsung Engineering Co., Ltd.	156	36,370	147	7,201	640
Samsung SDS Co., Ltd.	60	71,945	35,828	-	27,829
Samsung Corning Advanced Glass, LLC	69,779	-	1,211	-	-
Others	17,968	21,557	53,296	7,412	17,417
	2,319,283	210,125	93,080	363,850	72,252
Corning	126,041	79,691	89,535	31,836	6,386
	$2,445,324	$289,816	$182,615	$395,686	$78,638
2011 (in thousands)	Sales[1]	Purchases[2]	Services Expensed	Receivables	Payables
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,580,173	$-	$8,677	$317,693	$5,480
Samsung Corporation	27	66,165	496	2	13,790
Samsung Engineering Co., Ltd.	1,034	41,619	1,279	53	6,881
Samsung SDS Co., Ltd.	15	13,923	19,844	6	8,928
Others	62,234	23,937	98,208	5,091	28,638
	2,643,483	145,644	128,504	322,845	63,717
Corning	108,916	102,037	226,441	1,039	5,478
	$2,752,399	$247,681	$354,945	$323,884	$69,195
2010 (in thousands)	Sales[1]	Purchases[2]	Services Expensed	Receivables	Payables
Samsung affiliates
Samsung Electronics Co., Ltd.	$2,676,423	$-	$3,684	$99,904	$115
Samsung Corporation	470	59,935	4	4	35,980
Samsung Engineering Co., Ltd.	1,294	117,385	745	-	39,137
Samsung SDS Co., Ltd.	-	9,029	22,348	6	7,236
Others	62,553	20,885	67,892	4,687	24,665
	2,740,740	207,234	94,673	104,601	107,133
Corning	42,177	138,602	260,711	5,416	28,945
	$2,782,917	$345,836	$355,384	$110,017	$136,078
1 Transfers of machinery and equipment to SCG are included. 2 Purchases of property, plant and equipment are included.

In the normal course of business, the Company sells its products to Samsung Display and Corning, purchases semi-finished goods from Corning and purchases property, plant and equipment from Samsung affiliates and Corning. The Company also obtains services from Samsung affiliated companies. In addition, the Company paid a 3% royalty on net sales amounts of certain products to Corning. The royalty rate has been lowered from 6% to 3% under the revised royalty agreement effective from December 1, 2011.

Samsung Display was established on April 1, 2012 through a spin-off of Samsung Electronics’ LCD division. As a result, the Company’s shareholder has been changed to Samsung Display and the existing contractual relationship with Samsung Electronics was fully succeeded to Samsung Display. As of and for the year ended December 31, 2012, Samsung Display represents the sum of transactions and balances with Samsung Electronics and Samsung Display.

The Company deposited the severance plan assets to Samsung Fire & Marine Insurance Co., Ltd. of $82,145 thousand and $48,373 thousand, respectively.

Effective in January 2012, the Company signed a five-year renewal of its long term LCD supply contract with Samsung Electronics.

In April 2012, Corning and Samsung Display formed Samsung Corning Advanced Glass, LLC (“SCG”), a new affiliate of the Company established to manufacture organic light emitting diode glasses. The Company entered into a Shared Service Agreement and a Leasing Agreement with SCG and charges relevant fees on a cost basis with a reasonable mark-up to SCG. In addition, the Company transferred certain inventories, machinery and equipment amounting to $52,900 thousand to SCG.

CORNING INCORPORATED – 2012 Form 10-K   135

Back to Contents

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available. As of December 31, 2012 and 2011, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

As of December 31, 2012 and 2011, the Company’s financial assets consisted of short-term financial instruments, severance plan assets and available-for-sale securities. These financial assets are measured at fair value and are classified within the Level 1 valuation hierarchy.

The Company’s available for sale investments include equity investments with a fair value of $6,366 thousand and $3,331 thousand at December 31, 2012 and 2011, respectively that are traded in active market. They are measured at fair value using closing stock prices from active markets.

Certain financial instruments that are not carried at fair value on the balance sheets are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. These instruments include cash and cash equivalents, accounts and notes receivable, prepaid expenses, accounts payable and accrued liabilities.

11.    Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.

Income tax expense consists of the following:

(in thousands)	2012	2011	2010
Current	$291,017	$505,727	$299,362
Domestic (Republic of Korea)	3,923	2,649	1,734
Foreign	294,940	508,376	301,096
Deferred	16,332	(22,483)	40,531
Domestic (Republic of Korea)	-	654	1,729
Foreign	16,332	(21,829)	42,260
	$311,272	$486,547	$343,356

The following table reconciles the expected amount of income tax expense based on consolidated statutory rates to the actual amount of taxes recorded by the Company:

(in thousands)	2012	2011	2010
Expected taxes at statutory rate	$421,099	$623,621	$802,814
Tax exemption for foreign investment	(107,599)	(167,302)	(458,215)
Tax rate changes	-	29,633	11,666
Tax credits, net of surtax effect	(1,032)	(13,737)	(15,834)
Difference in foreign income tax rates	167	4	362
Increase in valuation allowance	-	-	2,558
Others, net	(1,363)	14,328	5
Income tax expenses	$311,272	$486,547	$343,356
Effective tax rate	17.89%	18.88%	10.35%

CORNING INCORPORATED – 2012 Form 10-K   136

Back to Contents

The statutory income tax rate of the Company, including tax surcharges, is approximately 24.2%, but the effective income tax rate is 17.89%, 18.88% and 10.35% for 2012, 2011 and 2010, respectively, primarily due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law (“TPCL”). In accordance with the TPCL and the approval of the Korean government, the Company was fully exempt from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder’s equity until 2003 and 50% exemption for the subsequent two years. In 2006, the Company issued additional shares to extend the tax exemption period. As a result, the Company was fully exempt from corporate income taxes until 2010, and thereafter was subject to a 50% tax exemption for a period of 2 years to 2012.

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

The corporate income tax rates including resident tax surcharge is a) 11 % on the taxable income of up to 0.2 billion won, b) 22 % over taxable income exceeding 0.2 billion won up to 20 billion won, and c) 24.2 % for the taxable income exceeding 20 billion won. The Company recognized its deferred income tax assets and liabilities as of December 31, 2012 based on the enacted future tax rates and the expiration schedule of tax exemption for foreign investment.

The primary components of the temporary differences that gave rise to the Company’s deferred income tax assets and liabilities were as follows:

(in thousands)	2012	2011
Deferred income tax assets
Property, plant and equipment	$69	$51
Accrued bonus payables	3,625	3,797
Other current liabilities	794	1,980
Equity method investments	37,618	21,278
Other	1,067	912
Total tax deferred income tax assets	43,173	28,018
Deferred income tax liabilities
Property, plant and equipment, intangible	(265,746)	(230,425)
Reserve for technology development	(13,622)	(17,215)
Available-for-sale securities	(1,513)	(781)
Other	(7,434)	(4,132)
Total tax deferred income tax liabilities	(288,315)	(252,553)
NET DEFERRED INCOME TAX LIABILITIES	$(245,142)	$(224,535)

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

The Company applies the provisions of ASC 740, Income taxes. The Company believes that it is more likely than not, based on the technical merits of a tax position, that the Company is entitled to economic benefits resulting from positions taken in its income tax returns.

The Company files income tax return in Korea and various other jurisdictions with varying statutes of limitations. Years open to examination by tax authorities in Korea are 2009 and subsequent tax years.

CORNING INCORPORATED – 2012 Form 10-K   137

Back to Contents

12.    Shareholders’ Equity

The components of and changes in shareholders’ equity are as follows:

(in thousands)	2012	2011	2010
Preferred Stock	$350	$350	$350
Common Stock	176,700	176,700	176,700
Additional Paid-in Capital	312,114	312,114	312,114
Retained Earnings:
Balance at the beginning of year	6,611,603	5,538,151	5,541,692
Net income attributable to Samsung Corning Precision Materials	1,389,557	2,060,770	2,946,860
Dividends paid to preferred shareholders	(3,288)	(2,786)	(2,298)
Dividends paid to common shareholders	(1,957,379)	(984,532)	(2,948,103)
Balance at end of year	6,040,493	6,611,603	5,538,151
Accumulated Other Comprehensive Income (loss):
Balance at the beginning of year	(400,492)	(98,600)	(403,855)
Other comprehensive income, net of tax
Foreign currency translation adjustment	583,679	(278,649)	279,565
Unrealized net gain on available for sale securities	2,293	(23,243)	25,690
Balance at end of year	185,480	(400,492)	(98,600)
Total Samsung Corning Precision Materials shareholders’ equity	6,715,137	6,700,275	5,928,715
Noncontrolling interests:
Balance at the beginning of year	11,214	35,487	30,658
Net (loss) income attributable to noncontrolling interests	(116)	1,873	6,197
Cash dividend to noncontrolling interests	(65)	(67)	(64)
Acquisition of subsidiary’s stock	-	(26,074)	-
OCI attributable to noncontrolling interest, net of tax
Foreign currency translation adjustment	1,144	(5)	(1,304)
Balance at end of year	12,177	11,214	35,487
TOTAL EQUITY	$6,727,314	$6,711,489	$5,964,202

Preferred Stock

There were 41,107 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2012 and 2011. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders’ meeting.

Retained Earnings

Retained earnings as of December 31, 2012 and 2011 comprised of the following:

(in thousands)	2012	2011
Appropriated
Legal reserve	$82,339	$82,339
Reserve for business development	30,800	30,800
Reserve for research and manpower development	77,600	79,048
Voluntary reserve	4,157	4,157
	194,896	196,344
Unappropriated	5,845,597	6,415,259
	$6,040,493	$6,611,603

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

CORNING INCORPORATED – 2012 Form 10-K   138

Back to Contents

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

13.    Commitments and Contingencies

Credit Facilities

The Company has an unused credit facility totaling $148,209 thousand and $145,111 thousand at December 31, 2012 and 2011, respectively. There have been no borrowings under this facility as of and for the years ended December 31, 2012 and 2011.

Business and Credit Risk Concentration

The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectability of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management’s estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company’s customers. Major customers of the Company are domestic TFT-LCD makers incorporated in Korea. Trade accounts receivables from these three major customers are 91% and 93% of total trade accounts receivable of the Company as of December 31, 2012 and 2011, respectively, and revenues from these three major customers constitute 91%, 93% and 94% of total revenues of the Company for the years ended December 31, 2012, 2011 and 2010, respectively.

Pending Litigation

Based on the agreement entered on August 24, 1999 with respect to Samsung Motor Inc.’s (“SMI”) bankruptcy proceedings, Samsung Motor Inc.’s creditors (“the Creditors”) filed a civil action against Mr. Kun Hee Lee, former chairman of the Company, and 28 Samsung Group affiliates including the Company under joint and several liability for failing to comply with such agreement. Under the suit, the Creditors have sought 2,450 billion won (approximately $1.95 billion) for loss of principal on loans extended to SMI, a separate amount for breach of the agreement, and an amount for default interest. Samsung Life Insurance Co., Ltd. (“SLI”) completed its Initial Public Offering (“IPO”) on May 7, 2010. After disposing 2,277,787 shares and paying the principal balance owed to the Creditors, 878 billion won (approximately $0.80 billion) was deposited in to an escrow account. That remaining balance was to be used to pay the Creditors interest due to the delay in the SLI IPO. On January 11, 2011, the Seoul High Court ordered Samsung Group affiliates to pay 600 billion won (approximately $0.53 billion) to the Creditors and pay 5% annual interest for the period between May 8, 2010 and January 11, 2011, and pay 20% annual interest for the period after January 11, 2011 until the amounts owed to the Creditors are paid. In accordance with the Seoul High Court order, 620.4 billion won (which includes penalties and interest owed) was paid to the Creditors from the funds held in escrow during January 2011. On February 7, 2011, the Samsung Group affiliates and the Creditors appealed the Seoul High Court’s ruling to the Korean Supreme Court and the appeal is currently in progress. The Company has not contributed to any payment related to these disputes, and has concluded that no provision for loss related to this matter should be reflected in the Company’s consolidated financial statements at December 31, 2012.

In the ordinary course of business, the Company is subject to certain litigation and other claims. These matters, individually and in the aggregate, are not expected to have a significant impact on the Company’s financial position or results of operations.