Form 10-Q
period 2013-03-31
CORNING INC /NY
filed 2013-04-26
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 15, 2013
Corning’s Common Stock, $0.50 par value per share	1,475,088,853 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2013	2012

Net sales	$1,814	$1,920
Cost of sales	1,044	1,096

Gross margin	770	824

Operating expenses:
Selling, general and administrative expenses	259	273
Research, development and engineering expenses	178	184
Amortization of purchased intangibles	7	5
Asbestos litigation charge	2	1

Operating income	324	361

Equity in earnings of affiliated companies (Note 9)	173	218
Interest income	2	4
Interest expense	(36)	(20)
Other income, net (Note 1)	65	29

Income before income taxes	528	592
Provision for income taxes (Note 5)	(34)	(118)

Net income attributable to Corning Incorporated	$494	$474

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.33	$0.31
Diluted (Note 6)	$0.33	$0.31

Dividends declared per common share	$0.09	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended March 31,

	2013	2012

Net income attributable to Corning Incorporated	$494	$474
Other comprehensive loss, net of tax	(488)	(61)

Comprehensive income attributable to Corning Incorporated	$6	$413

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	March 31, 2013	December 31, 2012
Assets

Current assets:
Cash and cash equivalents	$4,797	$4,988
Short-term investments, at fair value (Note 7)	978	1,156
Total cash, cash equivalents and short-term investments	5,775	6,144
Trade accounts receivable, net of doubtful accounts and allowances - $25 and $26	1,243	1,302
Inventories (Note 8)	1,171	1,051
Deferred income taxes (Note 5)	399	579
Other current assets	681	619
Total current assets	9,269	9,695

Investments (Note 9)	4,726	4,915
Property, net of accumulated depreciation - $7,606 and $7,652 (Note 11)	10,171	10,625
Goodwill and other intangible assets, net (Note 12)	1,485	1,496
Deferred income taxes (Note 5)	2,507	2,343
Other assets	437	301

Total Assets	$28,595	$29,375

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$74	$76
Accounts payable	762	779
Other accrued liabilities (Note 3)	959	1,101
Total current liabilities	1,795	1,956

Long-term debt (Note 4)	2,855	3,382
Postretirement benefits other than pensions	933	930
Other liabilities (Note 3)	1,622	1,574
Total liabilities	7,205	7,842

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,653 million and 1,649 million	826	825
Additional paid-in capital	13,167	13,146
Retained earnings	10,262	9,932
Treasury stock, at cost; Shares held: 180 million and 179 million	(2,779)	(2,773)
Accumulated other comprehensive (loss) income	(132)	356
Total Corning Incorporated shareholders’ equity	21,344	21,486
Noncontrolling interests	46	47
Total equity	21,390	21,533

Total Liabilities and Equity	$28,595	$29,375

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$494	$474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248	235
Amortization of purchased intangibles	7	5
Stock compensation charges	11	24
Undistributed earnings of affiliated companies (in excess of) less than dividends received	(12)	300
Deferred tax (benefit) provision	(30)	47
Restructuring payments	(16)	(1)
Employee benefit payments less than (in excess of) expense	15	(78)
Changes in certain working capital items:
Trade accounts receivable	17	(49)
Inventories	(138)	12
Other current assets	(2)	(47)
Accounts payable and other current liabilities	(112)	(51)
Other, net	141	(109)
Net cash provided by operating activities	623	762

Cash Flows from Investing Activities:
Capital expenditures	(194)	(412)
Short-term investments – acquisitions	(291)	(528)
Short-term investments – liquidations	469	341
Premium on purchased collars	(107)
Other, net	1	(5)
Net cash used in investing activities	(122)	(604)

Cash Flows from Financing Activities:
Retirement of long-term debt	(498)
Net repayments of short-term borrowings and current portion of long-term debt	(9)	(10)
Principal payments under capital lease obligations	(1)	(1)
Proceeds from issuance of long-term debt, net		791
Payments to settle interest rate hedges		(18)
Proceeds from the exercise of stock options	12	16
Repurchases of common stock for treasury		(72)
Dividends paid	(133)	(114)
Net cash (used in) provided by financing activities	(629)	592
Effect of exchange rates on cash	(63)	79
Net (decrease) increase in cash and cash equivalents	(191)	829
Cash and cash equivalents at beginning of period	4,988	4,661

Cash and cash equivalents at end of period	$4,797	$5,490

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with U.S. GAAP for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

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

Employee Retirement Plans

In the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans. Previously, we recognized the actuarial gains and losses as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis.  These amounts were amortized into our operating results over the average remaining service period of employees expected to receive benefits under the plan, to the extent such gains and losses were outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year.  In addition, we used a calculated market-related value of plan assets for purposes of calculating the expected return on plan assets that spread asset gains and losses over a 3-year period.  We have elected to recognize the change in the fair value of plan assets in full and net actuarial gains and losses outside of the corridor annually in the fourth quarter of each year and whenever the plan is remeasured.  The remaining components of pension expense will be recorded on a quarterly basis.  While the historical policy of recognizing pension expense was considered acceptable, we believe that the new policy is preferable as it recognizes the change in the fair value of plan assets in full and eliminates the delay in recognition of net actuarial gains and losses outside of the corridor.  We have applied these changes retrospectively, adjusting all prior periods, as if the new accounting methodology was in effect during those periods.

Following are the changes to financial statement line items as a result of the accounting methodology change for the periods presented in the accompanying unaudited consolidated financial statements:

Consolidated Statements of Income
	Three months ended March 31, 2013
	Previous accounting method	Reported	Effect of accounting change
Cost of sales	$1,057	$1,044	$(13)
Gross margin	757	770	13
Selling, general and administrative expenses	266	259	(7)
Research, development and engineering expenses	182	178	(4)
Operating income	300	324	24
Income before income taxes	504	528	24
Provision for income taxes	(25)	(34)	(9)
Net income attributable to Corning Incorporated	$479	$494	$15
Earnings per common share attributable to Corning Incorporated – Basic	$0.33	$0.33
Earnings per common share attributable to Corning Incorporated – Diluted	$0.32	$0.33	$0.01

	Three months ended March 31, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cost of sales	$1,106	$1,096	$(10)
Gross margin	814	824	10
Selling, general and administrative expenses	279	273	(6)
Research, development and engineering expenses	187	184	(3)
Operating income	342	361	19
Income before income taxes	573	592	19
Provision for income taxes	(111)	(118)	(7)
Net income attributable to Corning Incorporated	$462	$474	$12
Earnings per common share attributable to Corning Incorporated – Basic	$0.30	$0.31	$0.01
Earnings per common share attributable to Corning Incorporated – Diluted	$0.30	$0.31	$0.01

Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2013
	Previous accounting method	Reported	Effect of accounting change
Net income attributable to Corning Incorporated	$479	$494	$15
Other comprehensive loss, net of tax	(475)	(488)	$(13)
Comprehensive income attributable to Corning Incorporated	$4	$6	$2

	Three months ended March 31, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Net income attributable to Corning Incorporated	$462	$474	$12
Other comprehensive loss, net of tax	(51)	(61)	(10)
Comprehensive income attributable to Corning Incorporated	$411	$413	$2

Consolidated Balance Sheets
	March 31, 2013
	Previous accounting method	Reported	Effect of accounting change
Retained earnings	$10,905	$10,262	$(643)
Accumulated other comprehensive (loss) income	$(775)	$(132)	$643

	December 31, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Retained earnings	$10,588	$9,932	$(656)
Accumulated other comprehensive (loss) income	$(300)	$356	$656

Consolidated Statements of Cash Flows
	Three months ended March 31, 2013
	Previous accounting method	Reported	Effect of accounting change
Cash flows from operating activities:
Net income	$479	$494	$15
Employee benefit payments less than expense	$30	$15	$(15)

	Three months ended March 31, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cash flows from operating activities:
Net income	$462	$474	$12
Employee benefit payments in excess of expense	$(66)	$(78)	$(12)

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended March 31,
	2013	2012
Royalty income from Samsung Corning Precision	$15	$22
Foreign currency exchange and hedge gains, net	31	5
Net loss attributable to noncontrolling interests	1	1
Other, net	18	1
Total	$65	$29

New Accounting Standards

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 requires a parent company that ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income.  The amendments are required to be applied prospectively for annual periods for fiscal years beginning on or after December 15, 2013, and interim periods within those annual fiscal years.  Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

2.      Restructuring, Impairment and Other Charges (Credits)

2013 Activity

The following table summarizes the restructuring reserve activity for the three months ended March 31, 2013 (in millions):
	Reserve at January 1, 2013	Cash payments	Reserve at March 31, 2013
Restructuring:
Employee-related costs	$38	$(15)	$23
Other charges (credits)	4	(1)	3
Total restructuring activity	$42	$(16)	$26

Cash payments for employee-related costs related to the 2012 corporate-wide restructuring plan are expected to be substantially completed in 2013.  Cash payments for exit activities were substantially completed in 2012.  There have been no impairment charges or disposal of long-lived assets in 2013.

2012 Activity

For the first quarter of 2012, there was no significant restructuring activity.

3.      Commitments, Contingencies, and Guarantees

Asbestos Litigation

Pittsburgh Corning Corporation.  Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant parties.  A proposed PCC plan of reorganization (Amended PCC Plan) filed in the U.S. Bankruptcy Court for the Western District of Pennsylvania was not confirmed by the Court.  Further changes to the Amended PCC Plan were filed in August of 2012.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian Corporation that is a component of the Company’s proposed resolution of the PCC asbestos litigation.  At March 31, 2013 and December 31, 2012, the fair value of PCE exceeded its carrying value of $145 million and $149 million, respectively.

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,800 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases.  The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $673 million at March 31, 2013, compared with an estimate of the liability of $671 million at December 31, 2012.  In the three months ended March 31, 2013 and 2012, Corning recorded asbestos litigation expense of $2 million and $1 million, respectively.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

As of March 31, 2013 and December 31, 2012, contingent guarantees totaled a notional value of $153 million and $142 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $109 million and $89 million, at March 31, 2013 and December 31, 2012, respectively.

Product warranty liability accruals were considered insignificant at March 31, 2013 and December 31, 2012.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 17 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2013, and December 31, 2012, Corning had accrued approximately $18 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.2 billion at March 31, 2013 and $3.7 billion at December 31, 2012.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

2013
In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of March 31, 2013, we were in compliance with this covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

2012
In the first quarter of 2012, we issued $250 million of 4.70% senior unsecured notes and $500 million of 4.75% senior unsecured notes for net proceeds of approximately $247 million and $495 million, respectively.  The 4.70% notes mature on March 15, 2037 and the 4.75% notes mature on March 15, 2042.

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2013	2012

Provision for income taxes	$(34)	$(118)
Effective tax rate (1)	6.4%	19.9%

(1)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three months ended March 31, 2012.

For the three months ended March 31, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax;
•	$54 million tax benefit to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

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

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.5 and 1.4 percentage points for the three months ended March 31, 2013 and 2012, respectively.

Corning continues to indefinitely reinvest substantially all of its foreign earnings.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended March 31,
	2013			2012
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$494	1,472	$0.33	$474	1,516	$0.31

Effect of dilutive securities:
Stock options and other dilutive securities		9			14

Diluted earnings per common share	$494	1,481	$0.33	$474	1,530	$0.31

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):
	Three months ended March 31,
	2013	2012
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	47	42

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Bonds, notes and other securities:
U.S. government and agencies	$974	$1,153	$978	$1,156
Total short-term investments	$974	$1,153	$978	$1,156
Asset-backed securities	$50	$51	$39	$40
Total long-term investments	$50	$51	$39	$40

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

The following table summarizes the maturities at market value of available-for-sale securities at March 31, 2013 (in millions):
Less than one year	$ 719
Due in 1-5 years	259
Due in 5-10 years	0
Due after 10 years (1)	39
Total	$1,017

(1)	Includes $39 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 (in millions):
		March 31, 2013
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses	Fair value	Unrealized losses (1)
Asset-backed securities	21	$39	$(10)	$39	$(10)
Total long-term investments	21	$39	$(10)	$39	$(10)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2012
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$40	$(11)	$40	$(11)
Total long-term investments	22	$40	$(11)	$40	$(11)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of March 31, 2013 and December 31, 2012, for securities that have credit losses, an other than temporary impairment loss of $8 and $9 million, respectively, is recognized in accumulated other comprehensive (loss) income.

Proceeds from sales and maturities of short-term investments totaled approximately $0.5 billion and $0.4 billion for the three months ended March 31, 2013 and 2012, respectively.

8.      Inventories

Inventories comprise the following (in millions):
	March 31, 2013	December 31, 2012
Finished goods	$399	$392
Work in process	186	168
Raw materials and accessories	361	271
Supplies and packing materials	225	220
Total inventories	$1,171	$1,051

9.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)	March 31, 2013	December 31, 2012
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.	50%	$3,191	$3,346
Dow Corning Corporation	50%	1,162	1,191
All other	20-50%	370	375
		4,723	4,912
Other investments		3	3
Total		$4,726	$4,915

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of these entities.

In the first three months of 2012, Corning’s equity earnings were increased by $13 million as a result of income tax benefits from temporary tax exemptions.

Related party information for these investments in affiliates follows (in millions):
	Three months ended March 31,
	2013	2012
Related Party Transactions:
Corning sales to affiliated companies	$3	$13
Corning purchases from affiliated companies	$69	$18
Corning transfers of assets, at cost, to affiliated companies	$6	$9
Dividends received from affiliated companies	$161	$518
Royalty income from affiliated companies	$16	$22
Corning services to affiliates	$1	$10

As of March 31, 2013, balances due to and due from affiliates were $50 million and $18 million, respectively.  As of December 31, 2012, balances due to and due from affiliates were $37 million and $61 million, respectively.

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

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Materials Co. Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.  Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended March 31,
	2013	2012

Statement of Operations:
Net sales	$658	$784
Gross profit	$397	$524
Net income attributable to Samsung Corning Precision	$272	$371
Corning’s equity in earnings of Samsung Corning Precision	$133	$183

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$60	$10
Dividends received from Samsung Corning Precision	$143	$518
Royalty income from Samsung Corning Precision	$15	$22
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$6	$9

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

As of March 31, 2013, balances due from Samsung Corning Precision were $11 million and balances due to Samsung Corning Precision were $46 million.  As of December 31, 2012, balances due from Samsung Corning Precision were $15 million and balances due to Samsung Corning Precision were $34 million.

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

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended March 31,
	2013	2012

Statement of Operations:
Net sales	$1,264	$1,522
Gross profit (1)	$217	$337
Net income attributable to Dow Corning	$62	$71
Corning’s equity in earnings of Dow Corning	$35	$35

Related Party Transactions:
Corning purchases from Dow Corning	$6	$6

(1)	Gross profit for the three months ended March 31, 2013 includes R&D cost of $65 million (2012: $69 million) and selling expenses of $4 million (2012: $4 million).

At March 31, 2013 and December 31, 2012, amounts owed to Dow Corning were not significant.

At March 31, 2013, Dow Corning’s marketable securities included approximately $76 million of auction rate securities, net of a temporary impairment of an insignificant amount.

Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning.  In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits.  On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims.  Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the Settlement Trust.  As of March 31, 2013, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of March 31, 2013, Dow Corning has estimated the liability to commercial creditors to be within the range of $91 million to $298 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $91 million, net of applicable tax benefits.

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

10.      Acquisition

On October 31, 2012, Corning acquired all of the shares of Discovery Labware, Inc. and Plasso Technology Limited and certain other assets (collectively referred to as “Purchased Assets”) from Becton Dickinson and Company for approximately $723 million, net of $1.4 million cash received at closing.  The Purchased Assets constitute a business; therefore, the acquisition was accounted for as a business combination.  The business, referred to as Discovery Labware, designs, manufactures, markets and supplies cell culture, other laboratory reagents, core and advanced consumables for basic and applied research for life scientists, clinical researchers, and laboratory professionals globally.

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill on the basis of fair value as follows (in millions):
Inventory and other current assets	$74
Fixed Assets	81
Other intangible assets	279
Current and non-current liabilities	(21)
Net tangible and intangible assets	$413
Purchase price	723
Goodwill (1)	$310

(1)	The goodwill recognized is partly deductible for U.S. income tax purposes. The goodwill was allocated to the Life Sciences segment.

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

11.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	March 31, 2013	December 31, 2012
Land	$108	$112
Buildings	4,233	4,324
Equipment	12,323	12,571
Construction in progress	1,113	1,270
	17,777	18,277
Accumulated depreciation	(7,606)	(7,652)
Total	$10,171	$10,625

In the three months ended March 31, 2013 and 2012, interest costs capitalized as part of property, net, were $9 million and $21 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At March 31, 2013 and December 31, 2012, the recorded value of precious metals each totaled $2.3 billion and $2.4 billion, respectively.  Depletion expense for precious metals in the three months ended March 31, 2013 and 2012 totaled $6 million and $5 million, respectively.

12.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended March 31, 2013 and December 31, 2012 is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2012	$209	$9	$150	$606	$974
Foreign currency translation adjustment	(1)			(1)	(2)
Balance at March 31, 2013	$208	$9	$150	$605	$972

Corning’s gross goodwill balances for the periods ended March 31, 2013 and December 31, 2012 were $7.4 billion.  Accumulated impairment losses were $6.5 billion for the periods ended March 31, 2013 and December 31, 2012, and were generated entirely through goodwill impairments related to the Telecommunications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	March 31, 2013			December 31, 2012
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$281	$130	$151	$282	$128	$154
Customer lists and other	393	31	362	394	26	368

Total	$674	$161	$513	$676	$154	$522

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.  The net carrying amount of intangible assets decreased $9 million during the first three months of 2013, primarily due to amortization of $7 million and foreign currency translation adjustments.

Amortization expense related to these intangible assets is estimated to be $30 million for 2013, and approximately $30 million for 2014 through 2018.

13.      Employee Retirement Plans

As discussed in Note 1 to the financial statements, in the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans.

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012

Service cost	$19	$15	$4	$3
Interest cost	34	38	10	11
Expected return on plan assets (1)	(42)	(41)
Amortization of net loss (1)			4	4
Amortization of prior service cost	1	1	(2)	(1)
Total pension and postretirement benefit expense (1)	$12	$13	$16	$17

(1)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three months ended March 31, 2012.

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

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar and the Euro.  We seek to mitigate the impact of exchange rate movements on our operating results and we do this by using both foreign exchange forward and option contracts with durations of generally 24 months or less to hedge foreign currency risk.  In general, the hedges are scheduled to expire coincident with the timing of the underlying foreign currency commitments and transactions.

While we transact our forward and option contracts with a diverse group of highly-rated major global financial institutions, we are exposed to potential losses in the event of non-performance by these counterparties.  However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major domestic and international financial institutions with which we have other financial relationships.  We are exposed to potential losses in the event of non-performance by these counterparties.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.

Cash Flow Hedges
Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Our cash flow hedging activity also utilizes interest rate forwards to reduce the risk of changes in benchmark interest rate from the probable forecasted issuance of debt.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Corning defers net gains and losses related to effective portion of cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At March 31, 2013, the amount of net gain expected to be reclassified into earnings within the next 12 months is $70 million.

Fair Value Hedges
In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Each fair value hedge (swap) was entered into subsequent to the initial recognition of the hedged item; therefore these swaps do not meet the criteria to qualify for the shortcut method.  Therefore, Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively.  The analysis excludes the impact of credit risk from the assessment of hedge effectiveness.  The amount recorded in current period earnings in the other income, net component, relative to ineffectiveness, is nominal for the periods ended March 31, 2013 and December 31, 2012.

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded.

Undesignated Hedges
Corning also uses foreign exchange forward contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries, monetary assets, monetary liabilities and net earnings in foreign currencies.

A significant portion of the Company’s non-U.S. revenues are denominated in Japanese yen.  When these revenues are translated back to U.S. dollar the Company is exposed to foreign exchange rate movements in the Japanese yen.  To protect translated earnings against movements in the Japanese yen, the Company has entered into a series of purchased collars.

The Company uses purchased collar contracts to reduce the potential for unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of translated earnings.  With a collar structure, the Company writes a local currency call option and purchases a local currency put option.  The purchased collars offset the impact of translated earnings above the put call price and below the call strike price and that offset is reported in other income, net.  The Company entered into a series of purchased collars to hedge the effect of translation impact for each respective quarter, settling quarterly, and spanning up to the fourth quarter of 2014.  Due to the nature of the instruments, only either the put option or the call option can be exercised at maturity.  As of March 31, 2013, the U.S. dollar net notional value of the purchased collars is $5.2 billion.

The Company benefits from the increase in the U.S. dollar equivalent value of its foreign currency cash flows in translation and the purchased collar, within other income, would cap the benefit at the strike price of the written call or offset the decline from translation above the strike price of the purchased put.

All derivatives are recorded at fair value on the balance sheet.  The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet.  Changes in the fair value of the derivative contracts are recorded currently in earnings in the other income line of the consolidated statement of operations.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2013 and December 31, 2012 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2013	2012		2013	2012		2013	2012

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 520	$ 719	Other current assets	$ 71	$ 57	Other accrued liabilities	$ (1)	$ (3)
Interest rate swap	$ 550	$ 550				Other liabilities	$ (3)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$ 2,235	$1,939	Other current assets	$ 61	$109	Other accrued liabilities	$ (21)	$(10)
Purchased collars	$10,325		Other current assets	$ 85		Other accrued liabilities	$ (24)
			Other assets	$124		Other liabilities	$ (57)

Total derivatives	$13,630	$3,208		$341	$166		$(106)	$(13)

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended March 31, 2013 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the quarter ended March 31
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2013	2012		2013	2012

Interest rate hedges		$15	Cost of sales	$ 8	$3
Foreign exchange contracts	$37	$40	Royalties	$13	$3

Total cash flow hedges	$37	$55		$21	$6

(1)	The amount of hedge ineffectiveness at March 31, 2013 and 2012 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income
		2013	2012

Foreign exchange contracts	Other income, net	$153	$138
Purchased collars	Other income, net	$ 24

Total undesignated		$177	$138

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of March 31, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities that were measured on a recurring basis using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$978	$978
Other current assets (1)	$217		$217
Non-current assets:
Other assets (1)(2)	$163		$163

Current liabilities:
Other accrued liabilities (1)	$46		$46
Non-current liabilities:
Other liabilities (1)	$61		$60

(1)
Derivative assets and liabilities include foreign exchange forward and purchased collar contracts, and interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)	Other assets include asset backed securities which are measured using observable quoted prices for similar assets.

		Fair value measurements at reporting date using
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$1,156	$1,156
Other current assets (1)	$166		$166
Non-current assets:
Other assets (2)	$40		$40

Current liabilities:
Other accrued liabilities (1)	$13		$13

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

16.      Accumulated Other Comprehensive Income

A summary of changes in the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investee’s accumulated other comprehensive income (loss), is as follows (in millions):
	Changes in Accumulated Other Comprehensive Income by Component (1) March 31, 2013
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs (4)	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Beginning balance	$1,174	$(820)	$(16)	$18	$356
Other comprehensive income before reclassifications (2)	(329)		(2)	24	(307)
Amounts reclassified from accumulated other comprehensive income (3)		1		(14)	(13)
Equity method affiliates	(176)	6	1	1	(168)
Net current-period other comprehensive income	(505)	7	(1)	11	(488)
Ending balance	$669	$(813)	$(17)	$29	$(132)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax expense of $(15) million, including $(13) million related to the hedges component and $(2) million related to the investments component.
(3)	Amounts are net of total tax benefit of $5 million, including $7 million related to the hedges component and $(2) million related to the retirement plans component.
(4)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change to the beginning balance.

	Changes in Accumulated Other Comprehensive Income by Component (1) March 31, 2012
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs (4)	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Beginning balance	$1,353	$(819)	$(29)	$(29)	$476
Other comprehensive income before reclassifications (2)	(213)		6	35	(172)
Amounts reclassified from accumulated other comprehensive income (3)		2	(7)	(4)	(9)
Equity method affiliates	114		7	(1)	120
Net current-period other comprehensive income	(99)	2	6	30	(61)
Ending balance	$1,254	$(817)	$(23)	$1	$415

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax expense of $(23) million, including $(20) million related to the hedges and $(3) million related to the investments.
(3)	Amounts are net of total tax benefit of $3 million, including $2 million related to the hedges, $3 million related to the investments and $(2) million related to the retirement plans.
(4)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three months ended March 31, 2012.

Reclassifications Out of Accumulated Other Comprehensive Income (AOCI) by Component (1)
Details about AOCI Components	Amount reclassified from AOCI in the three months ended March 31,		Affected line item in the consolidated statements of income
	2013	2012

Amortization of net actuarial loss	$(4)	$(4)	(2)
Amortization of prior service cost	1		(2)
	(3)	(4)	Total before tax
	2	2	Tax benefit
	$(1)	$(2)	Net of tax

Realized gains on investments		$10	Other income, net
		(3)	Tax expense
		7	Net of tax

Realized gains on designated hedges	$8	$3	Cost of sales
	13	3	Royalties
	21	6	Total before tax
	(7)	(2)	Tax expense
	14	4	Net of tax

Total reclassifications for the period	$13	$9	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.
(2)	These accumulated other comprehensive income components are included in net periodic pension cost. See Note 13 – Employee Retirement Plans for additional details.

17.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $11 million and $24 million for the three months ended March 31, 2013 and 2012, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.  Performance-based restricted stock and restricted stock units fully vested in the first quarter of 2012.  Compensation expense for performance-based restricted stock units is included in periods ended prior to April 1, 2012.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the Stock Option Plans for the three months ended March 31, 2013:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2012	64,061	$16.63
Granted	1,575	13.32
Exercised	(2,213)	5.76
Forfeited and Expired	(1,058)	13.62
Options Outstanding as of March 31, 2013	62,365	16.99	4.94	63,001
Options Expected to Vest as of March 31, 2013	62,201	16.99	4.94	62,951
Options Exercisable as of March 31, 2013	51,192	17.51	4.11	60,234

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2013, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of March 31, 2013, there was approximately $25 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $5 million and $12 million for the three months ended March 31, 2013 and 2012, respectively.

Proceeds received from the exercise of stock options were $12 million and $16 million for the three months ended March 31, 2013 and 2012, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was approximately $13 million and $15 million, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not fully recognized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended March 31,
	2013	2012
Expected volatility	47%	48-49%
Weighted-average volatility	47%	49%
Expected dividends	3.02%	2.33%
Risk-free rate	1.1-1.5%	0.9-1.3%
Average risk-free rate	1.4%	1.3%
Expected term (in years)	5.8-7.2	5.7-7.1
Pre-vesting departure rate	0.4-4.1%	0.4-4.2%

Expected volatility is based on a blended approach defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term, and the most recent 15-year historical volatility.  The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options.  The risk-free rate assumption is the implied rate for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.  The ranges in the table above reflect results from separate groups of employees exhibiting different exercise behavior.

Incentive Stock Plans

The Corning Incentive Stock Plan permits restricted stock and stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.  Restricted stock and stock units under the Incentive Stock Plan are granted at the closing market price on the grant date, contingently vest over a period of generally one to ten years, and generally have contractual lives of one to ten years.  The fair value of each restricted stock grant or restricted stock unit awarded under the Incentive Stock Plans was estimated on the date of grant.

Time-Based Restricted Stock and Restricted Stock Units:

Time-based restricted stock and restricted stock units are issued by the Company on a discretionary basis, and are payable in shares of the Company’s common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.  Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2012, and changes which occurred during the three months ended March 31, 2013:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2012	5,363	$15.97
Granted	1,964	13.13
Vested	(1,140)	17.66
Forfeited	(21)	17.72
Non-vested shares and share units at March 31, 2013	6,166	$14.74

As of March 31, 2013, there was approximately $42 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of two years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $6 million and $10 million for the three months ended March 31, 2013 and 2012, respectively.

Performance-Based Restricted Stock and Restricted Stock Units:

Performance-based restricted stock and restricted stock units are earned upon the achievement of certain targets, and are payable in shares of the Company’s common stock upon vesting, typically over a three-year period.  The fair value is based on the closing market price of the Company’s stock on the grant date and assumes that the target payout level will be achieved.  Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.  During the performance period, compensation cost may be adjusted based on changes in the expected outcome of the performance-related target.

The performance-based restricted stock and restricted stock unit compensation program was terminated in 2010.  All performance-based restricted stock and stock units were fully vested in the first quarter of 2012.

As of March 31, 2013, there is no unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million for the three months ended March 31, 2012.

18.      Significant Customers

For the three months ended March 31, 2013 and 2012, Corning had no customers that individually accounted for 10% or more of the Company’s consolidated net sales.

19.      Reportable Segments

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

Reportable Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2013
Net sales	$650	$470	$228	$258	$207	$1	$1,814
Depreciation (1)	$124	$34	$31	$39	$14	$4	$246
Amortization of purchased intangibles		$2			$5		$7
Research, development and engineering expenses (2)(4)	$19	$35	$23	$35	$5	$36	$153
Equity in earnings of affiliated companies	$133	$1				$5	$139
Income tax (provision) benefit	$(80)	$(17)	$(13)	$(19)	$(5)	$15	$(119)
Net income (loss) (3)	$349	$35	$27	$39	$12	$(28)	$434

Three months ended March 31, 2012
Net sales	$705	$508	$263	$288	$155	$1	$1,920
Depreciation (1)	$129	$30	$28	$34	$10	$3	$234
Amortization of purchased intangibles		$3			$2		$5
Research, development and engineering expenses (2)(4)	$27	$35	$26	$37	$6	$27	$158
Equity in earnings of affiliated companies	$182	$(4)	$1			$4	$183
Income tax (provision) benefit (4)	$(96)	$(12)	$(20)	$(11)	$(6)	$11	$(134)
Net income (loss) (3)(4)	$422	$21	$41	$22	$12	$(20)	$498

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

(4)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three months ended March 31, 2012.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended March 31,
	2013	2012
Net income of reportable segments (4)	$462	$518
Non-reportable segments	(28)	(20)
Unallocated amounts:
Net financing costs (1)	(34)	(40)
Stock-based compensation expense	(11)	(24)
Exploratory research	(24)	(23)
Corporate contributions	(13)	(13)
Equity in earnings of affiliated companies, net of impairments (2)	34	35
Asbestos settlement (3)	(2)	(1)
Purchased collars (6)	24
Other corporate items (4)(5)	86	42
Net income (4)	$494	$474

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation, which includes a $2 million restructuring charge for our share of costs for headcount reductions and asset write-offs for the three months ended March 31, 2013.

(3)
In the first quarter of 2013, Corning recorded a charge of $2 million to adjust the asbestos liability for the change in value of components of the Amended PCC Plan.  In the first quarter of 2012, Corning recorded a charge of $1 million to adjust the asbestos liability for the change in value of components of the Amended PCC Plan.

(4)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three months ended March 31, 2012.

(5)	For the three months ended March 31, 2013, Corning recorded a $54 million tax benefit for the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012.
(6)	For the three months ended March 31, 2013, Corning recorded a net gain of $24 million related to its purchased collars.

In the Specialty Materials operating segment, assets decreased from $1.7 billion at December 31, 2012 to $1.5 billion at March 31, 2013.  The decrease is due primarily to the decrease in accounts receivables from lower sales in the first quarter of 2013, when compared to the fourth quarter of 2012 and the impact of translating fixed assets held in foreign locations.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the first quarter of 2013, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, 4 customers accounted for 90% of total segment sales.
•	In the Telecommunications segment, 1 customer accounted for 12% of total segment sales.
•	In the Environmental Technologies segment, 3 customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, 2 customers accounted for 38% of total segment sales.
•	In the Life Sciences segment, 2 customers accounted for 42% of total segment sales.

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

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition and results of operations.  The discussion includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Liquidity and Capital Resources
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW
Although Corning’s net sales declined by $106 million, or 6%, in the first quarter of 2013 when compared to the first quarter of 2012, reflecting lower sales in all of our segments except Life Sciences, net income increased by $20 million, or 4%, driven by improvements in the Telecommunications and Specialty Materials segment.  Lower volume in the Telecommunications segment was more than offset by improved manufacturing performance and strong spending controls.  Results in our Specialty Materials segment improved by 77%, driven by improved manufacturing efficiency in the production of Corning® Gorilla® Glass and an increase in sales of higher-profit products.  Partially offsetting the improvements in these segments were declines in operating results in the Environmental Technologies and Display Technologies segments.  In the Environmental Technologies segment, operating results declined in the first quarter of 2013, due to reductions in demand for both light-duty and heavy-duty diesel products, and price declines in the automotive products business.  Results in the Display Technologies segment were lower primarily due to the significant depreciation of the Japanese yen versus the U.S. dollar.  Volume in the Display Technologies segment base business increased in the double-digits, which more than offset price declines.

In the first quarter of 2013, we generated net income of $494 million or $0.33 per share, compared to net income of $474 million or $0.31 per share for the same period in 2012.  When compared to the same period last year, the increase in net income in the three months ended March 31, 2013 was due largely to the following items:

•	A tax benefit in the amount of $54 million related to the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012;
•	Lower operating expenses, driven by a decrease in stock compensation expense and cost control measures implemented by our segments;
•	Higher net income in the Specialty Materials and Telecommunications segments; and
•	Net gain recorded on our foreign exchange purchased collar hedge contracts.

The increase in net income for the three months ended March 31, 2013 was offset somewhat by the following:

•	The negative impact on our Display Technologies segment of the significant depreciation of the Japanese yen versus the U.S. dollar; and
•	Lower net income in the Environmental Technologies segment, driven by lower demand for our diesel products.

Our key priorities for 2013 remain similar to those from previous years:  protect our financial health and invest in the future.  During the first quarter of 2013, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

•
We ended the first quarter of 2013 with $5.8 billion of cash, cash equivalents and short-term investments, a decrease from the balance at December 31, 2012 of $6.1 billion, but well above our debt balance at March 31, 2013 of $2.9 billion.  The decrease in cash was largely driven by the repayment of the Chinese credit facility in the first quarter of 2013, in the amount of approximately $500 million.

•	Our debt to capital ratio decreased from 14% reported at December 31, 2012 to 12% at March 31, 2013.
•
Although operating cash flow in the three months ended March 31, 2013 declined by $139 million when compared to the first quarter of 2012, we generated significant positive operating cash flow in the amount of $623 million.

Investing In Our Future
We continue to focus on the future and on what we do best – creating keystone components that enable high-technology systems.  We remain committed to investing in research, development and engineering to drive innovation.  During 2013, we will maintain our balanced innovation strategy focused on:  growing our existing businesses; developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and investing in long range opportunities in each of our market segments.  Our spending levels for research, development, and engineering remained relatively consistent in the first quarter of 2013 when compared to the same period last year, and were approximately 10% of sales in both periods.

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

Capital spending totaled $194 million and $412 million for the three months ended March 31, 2013 and 2012, respectively.  Spending in the first three months of 2013 was driven primarily by the Display Technologies segment, and focused on high performance display capital investments, tank rebuilds and the expansion project in China.  We expect our 2013 capital spending to be approximately $1.3 billion.  Approximately $457 million will be directed toward our Display Technologies segment, of which approximately $82 million is related to capital projects started in 2011 and 2012.

Corporate Outlook
We expect sales to grow in our Telecommunications, Life Sciences, Specialty Materials and Environmental Technologies segments, and for our market share to remain stable and price declines to be moderate in our Display Technologies segment.  A rise in global demand for Corning’s optical fiber and cable, combined with growth of enterprise network solutions products and fiber-to-the-premises sales in Australia should propel the sales improvement in our Telecommunications segment.  Our recent acquisition of the Discovery Labware business is expected to drive the Life Sciences segment sales growth in 2013.  We believe the overall LCD glass retail market in 2013 will increase in the mid-to-high single digits from 3.5 billion square feet in 2012, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  Net income may be negatively impacted by lower equity earnings from our equity affiliate Dow Corning and the impact of movements in foreign exchange rates.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial health, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the first quarter follow (dollars in millions):
	Three months ended March 31,		% change
	2013	2012	13 vs. 12

Net sales	$1,814	$1,920	(6)

Gross margin	$770	$824	(7)
(gross margin %)	42%	43%

Selling, general, and administrative expenses	$259	$273	(5)
(as a % of net sales)	14%	14%

Research, development, and engineering expenses	$178	$184	(3)
(as a % of net sales)	10%	10%

Equity in earnings of affiliated companies	$173	$218	(21)
(as a % of net sales)	10%	11%

Income before income taxes	$528	$592	(11)
(as a % of net sales)	29%	31%

Provision for income taxes	$(34)	$(118)	71
(as a % of net sales)	(2)%	(6)%

Net income attributable to Corning Incorporated	$494	$474	4
(as a % of net sales)	27%	25%

Net Sales
For the three months ended March 31, 2013, net sales decreased by $106 million when compared to the same period in 2012, driven by lower sales in our Display Technologies, Telecommunications, Environmental Technologies and Specialty Materials segments.  Net sales increased in the Life Sciences segment, driven by the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012.  Although the impact of fluctuations in foreign currency exchange rates did not materially impact our Telecommunications, Environmental Technologies, Life Sciences and Specialty Materials segments, the impact of the fluctuation in the Japanese yen had a negative impact of approximately $100 million on sales in our Display Technologies segment in the first quarter, when compared to the first quarter of 2012.  Volume gains more than outpaced the decline in price in the Display Technologies segment in the first quarter of 2013.

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

Gross Margin
As a percentage of net sales, gross margin for the three months ended March 31, 2013 decreased slightly when compared to the same period last year, due primarily by the impact of the weakening of the Japanese yen and lower prices in our Display Technologies segment, offset somewhat by improvements in manufacturing performance in the Telecommunications, Specialty Materials and Environmental Technologies segments.

Selling, General, and Administrative Expenses
For the three months ended March 31, 2013, selling, general, and administrative expenses decreased by $14 million, driven by a decrease in stock compensation expense and cost control measures implemented by our segments.  As a percentage of net sales, these expenses remained consistent with the same period last year.

The types of expenses included in the selling, general, and administrative expenses line item are: salaries, wages, and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development, and Engineering Expenses
For the three months ended March 31, 2013, research, development, and engineering expenses decreased by $6 million, when compared to the same period last year, driven by lower spending in our Display Technologies and Environmental Technologies segments, offset by spending for new product development.  As a percentage of net sales, research, development, and engineering expenses remained consistent with the same period in 2012.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended March 31,
	2013	2012
Samsung Corning Precision	$133	$183
Dow Corning Corporation	35	35
All other	5
Total equity earnings	$173	$218

Equity earnings of affiliated companies decreased for the three months ended March 31, 2013, when compared to the same period last year, reflecting lower earnings at Samsung Corning Precision, driven by the significant depreciation of the Japanese yen versus the U.S. dollar.  The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of Core Performance Measures, the performance of the Display Technologies segment and in All Other.

Equity earnings from Dow Corning remained consistent with the first quarter of 2012.  The following table provides a summary of equity in earnings from Dow Corning, by segment (in millions):
	Three months ended March 31,
	2013	2012
Silicones	$42	$32
Hemlock Semiconductor (Polysilicon)	(7)	3
Total Dow Corning	$35	$35

Equity earnings from Dow Corning in the first quarter of 2013 were consistent with the prior year, with the increase in results in the Silicones segment offset by lower earnings at Dow Corning’s consolidated subsidiary, Hemlock Semiconductor Group (Hemlock), a producer of high purity polycrystalline silicon for the semiconductor and solar industries.  Overcapacity at all levels of the solar industry supply chain, which largely began in the fourth quarter of 2012, continued in the first quarter of 2013, resulting in further declines in volume and price at Hemlock.  Dow Corning continues to monitor events and circumstances for potential triggering events for indicators of impairment.

Other items impacting equity earnings of Dow Corning in the first quarter of 2013 included:

•
Higher earnings in the silicone segment, driven by lower raw materials costs, gain on insurance proceeds received under the Plan of Reorganization, and a reduction in costs as result of restructuring actions implemented in the fourth quarter of 2012.  Offsetting these gains somewhat was a decrease in price and lower volume; and

•	A 3% decrease in the effective tax rate.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended March 31,
	2013	2012
Royalty income from Samsung Corning Precision	$15	$22
Foreign currency exchange and hedge gains, net	31	5
Net loss attributable to noncontrolling interests	1	1
Other, net	18	1
Total	$65	$29

Included in the line item Foreign currency exchange and hedge gains for the three months ended March 31, 2013, net, is the impact of the purchased collars which hedge our exposure to movements in the Japanese yen and its impact on our net earnings, in the amount of $24 million.

Income Before Income Taxes
Income before income taxes for the three months ended March 31, 2013, was impacted in the approximate amount of $100 million by the significant depreciation of the Japanese yen versus the U.S. dollar when compared to the same period last year.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2013	2012

Provision for income taxes	$(34)	$(118)
Effective tax rate	6.4%	19.9%

For the three months ended March 31, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	$54 million tax benefit to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

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

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended March 31,
	2013	2012
Net income attributable to Corning Incorporated	$494	$474
Basic earnings per common share	$0.33	$0.31
Diluted earnings per common share	$0.33	$0.31
Shares used in computing per share amounts
Basic earnings per common share	1,472	1,516
Diluted earnings per common share	1,481	1,530

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at Core Performance measures.  We believe reporting Core Performance measures provides investors greater transparency to the information used by our management team for our financial and operational decision making.  Net sales, equity in earnings of affiliated companies, and net income are adjusted to exclude the impacts of changes in the Japanese yen, the impact of the purchased collars, the impact of acquisitions, the results of the polysilicon business of our equity affiliate Dow Corning Corporation, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses and the annual pension mark-to-market adjustment.  Management discussion and analysis on our Reportable Segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and with how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for U.S. GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Quarter 1 2013	Quarter 1 2012	% Change
Core net sales	$1,814	$1,820	(0.3)%
Core equity in earnings of affiliated companies	$180	$178	1%
Core earnings	$445	$397	12%

Core Net Sales
Core net sales in the first quarter of 2013 and 2012, which excludes the impact of changes in the Japanese yen, totaled $1,814 million and $1,820 million, respectively, a decrease of $6 million, or 0.3%.  Lower sales in our Telecommunications, Environmental Technologies and Specialty Materials segments were offset by improvements in the Display Technologies and Life Sciences segment.  The increase in our Display Technologies segment was driven by a double-digit volume increase, offset somewhat by price declines, while sales increased in the Life Sciences segment due to the acquisition of the Discovery Labware business in the fourth quarter of 2012.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies, excluding the impact of changes in the Japanese yen and the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor (in millions):
	Three months ended March 31,
	2013	2012
Samsung Corning Precision	$133	$145
Dow Corning Corporation	42	32
All other	5	1
Total equity earnings	$180	$178

Core equity earnings of affiliated companies remained consistent in the first quarter of 2013, when compared to the same period last year.  Equity earnings from Samsung Corning Precision decreased by $12 million, or 8%, when the impact of the changes in the Japanese yen are excluded, driven by a significant decline in price, offset slightly by a small increase in volume and improved manufacturing performance.  Excluding the impact of Hemlock Semiconductor, equity earnings from Dow Corning increased by $10 million, or 31%, in the first quarter of 2013, when compared to 2012, driven by lower raw materials costs and a reduction in expenses as a result of restructuring actions implemented in the fourth quarter of 2012 in the silicones segment, coupled with a gain from insurance proceeds received under the Plan of Reorganization.  Offsetting these gains somewhat was a decrease in price and lower volume for silicone products.

Core Earnings

When compared to the same period last year, core earnings increased in the three months ended March 31, 2013 by $48 million, or 12%, driven by the following items:

•	Lower operating expenses, driven by a decrease in stock compensation expense and cost control measures implemented by our segments;
•	Higher net income in the Specialty Materials, Telecommunications and Life Sciences segments; and
•	A decrease in our effective tax rate of approximately 4 percentage points.

The increase in core earnings for the three months ended March 31, 2013 was offset somewhat by lower net income in the Environmental Technologies segment, driven by lower demand for our diesel products.

Reconciliation of Non-GAAP Measures

We utilize certain financial measures and key performance indicators that are not calculated in accordance with GAAP to assess our financial and operating performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure as calculated and presented.

Core net sales, core equity earnings of affiliated companies and core earnings are non-GAAP financial measures utilized by our management to analyze financial performance without the impact of items that are driven by general economic conditions and events that do not reflect the underlying fundamentals and trends in the Company’s operations.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.

	Three months ended March 31, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate
As reported	$1,814	$173	$528	$494	6.4%
Acquisition-related costs (4)			18	13
Discrete tax items (5)				(54)
Equity in earnings of affiliated companies (7)		2	2	2
Asbestos settlement (6)			2	1
Hemlock Semiconductor (3)		5	5	4
Purchased collars (2)			(24)	(15)
Core Performance measures	$1,814	$180	$531	$445	16%

	Three months ended March 31, 2012
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate
As reported	$1,920	$218	$592	$474	19.9%
Asbestos settlement (6)			1	1
Hemlock Semiconductor (3)		(3)	(3)	(3)
Constant-yen (1)	(100)	(37)	(92)	(75)
Core Performance measures	$1,820	$178	$498	$397	20%

Items which we exclude from GAAP measures to arrive at Core Performance measures are as follows:

(1)
Constant-yen:  Because a significant portion of Corning’s LCD glass business revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings from translating yen into dollars.  Presenting results on a constant-yen basis eliminates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and to establish operational goals and forecasts.  We use an internally derived management rate of ¥93, which is closely aligned to our Yen portfolio of purchased collars, and have restated all years presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

(2)
Purchased collars:  We have excluded the impact of our purchased collars for each period presented because we have aligned the internally derived rate with our portfolio of purchased collars.  This, coupled with the Constant-yen adjustments, effectively eliminates the impact of changes in the Japanese yen on our results.

(3)
Results of Dow Corning Corporation’s equity affiliate, Hemlock Semiconductor:  We are excluding the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the non-operating items and events which have caused severe unpredictability and instability in earnings over the past eighteen months, and are expected to continue in the future.  These events are being primarily driven by the macro-economic environment.  Specifically, the uncertainty regarding the anti-dumping and countervailing duty investigation of imports of solar-grade polysilicon from the United States by the Chinese Ministry of Commerce and the impact of potential asset write-offs, offset by the potential benefit of large payments required under “take or pay” customer contracts, are events that are unrelated to its core operations, and that have, or could have, significant impact to this business.

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(5)	Discrete tax items: These items represent adjustments for effects of tax law changes which do not reflect expected on-going operating results.
(6)	Certain litigation-related charges: These adjustments relate to the Pittsburgh Corning Corporation (PCC) asbestos litigation.
(7)	Restructuring, impairments, and other charges.
(8)
Annual pension mark-to-market adjustment:  Mark-to-market pension gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates, and not from Corning’s core operations.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with U.S. GAAP.  The Display Technologies, Specialty Materials and Life Sciences segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and with how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to the most directly comparable GAAP financial measure, please see “Reconciliation of non-GAAP Measures” below.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
As Reported	Three months ended March 31,		% change
	2013	2012	13 vs. 12

Net sales	$650	$705	(8)%
Equity earnings of affiliated companies	$133	$182	(27)%
Net income	$349	$422	(17)%

Core Performance	Three months ended March 31,		% change
	2013	2012	13 vs. 12

Net sales	$650	$605	7%
Equity earnings of affiliated companies	$133	$145	(8%)
Core earnings	$349	$341	2%

The following table reconciles the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP.

	Three months ended March 31, 2012
Display Technologies	Sales	Equity earnings	Net income
As reported	$705	$182	$422
Constant-yen	(100)	(37)	(81)
Core performance	$605	$145	$341

The increase in core net sales for the three months ended March 31, 2013, which excludes the impact of changes in the Japanese yen, was primarily due to a double-digit increase in volume, when compared to the same period last year, offset somewhat by price declines.  Sequential price declines were more moderate in the first quarter, as a result of the customer agreements we entered into in the third quarter of 2012, which stabilize our share at key customers in return for competitive pricing.  Share was stable over the quarter, and the segment benefited from a significant increase in volume, primarily from growth in the Chinese and Japanese markets.

Core equity earnings from Samsung Corning Precision decreased slightly in the three months ended March 31, 2013, when compared to the same period last year, reflecting price declines in the mid-teens, offset by a slight increase in volume and improvements in manufacturing efficiency.

When compared to the same period last year, core earnings in the Display Technologies segment increased slightly in the three months ended March 31, 2013, and was primarily the result of the impact of significantly higher volume in our base business and a subsidy received from the Chinese government, offset somewhat by price declines.

A number of Corning's patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Royalty income from Samsung Corning Precision decreased in the three months ended March 31, 2013, when compared to the same period last year, reflecting the decline in sales at Samsung Corning Precision.

Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three months ended March 31, 2013, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 90% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three months ended March 31, 2013, sales to two LCD panel makers located in Korea accounted for 93% of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass retail market to be up mid-to-high single digits in 2013, from 3.5 billion square feet in 2012.  We believe that the long-term market drivers will be LCD television growth, driven by growth of larger-sized LCD televisions and increased demand in emerging regions.

In the second quarter, Corning expects Display Technologies overall LCD glass share to remain stable and volume to be consistent with the first quarter.  Price declines are expected to be smaller than in the first quarter of 2013, in the range of a 2% to 3% percent decline.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impacts that economic conditions, particularly a global economic recession, excess market capacity and world political tensions could have on consumer demand.  While the LCD industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time but we believe that we have levers to proactively manage our capacity to adjust to fluctuations in demand.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.  In order to mitigate this risk, Corning entered into a series of foreign exchange contracts over a two-year period to hedge our exposure to movements in the Japanese yen and its impact on our earnings.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
	Three months ended March 31,		% change
As Reported and Core Performance	2013	2012	13 vs. 12

Net sales	$470	$508	(7)%
Net income *	$35	$21	67%

*Amortization related to purchased intangibles is not material for this segment.

In the three months ended March 31, 2013, net sales in the Telecommunications segment decreased when compared to the same period last year, due to weaker sales of our legacy cable products, driven by softness in the North American market due to the slowdown of U.S. governmental stimulus spending.  Sales of optical fiber also declined when compared to last year, mainly due to lower sales in North America, Europe and Russia.

Although sales declined in the first quarter of 2013, net income was up significantly, when compared to the same period in 2012.  Lower volume was more than offset by favorable product mix, improved manufacturing performance, and the implementation of strong spending controls.  Additionally, the absence of the negative impact of the write-off of a small equity affiliate in the first quarter of 2012 also contributed to the quarter-over-quarter improvement.  Movements in foreign exchange rates did not significantly impact net income of this segment.

The Telecommunications segment has a concentrated customer base.  For the three months ended March 31, 2013, one customer of the Telecommunications segment represented approximately 12% of total segment sales.

Outlook:
Telecommunications segment sales are expected to improve approximately 20% sequentially, off the seasonally slow first quarter.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (in millions):
	Three months ended March 31,		% change
As Reported and Core Performance	2013	2012	13 vs. 12

Net sales:
Automotive	$125	$129	(3)%
Diesel	103	134	(23)%
Total net sales	$228	$263	(13)%

Net income	$27	$41	(34)%

In the three months ended March 31, 2013, net sales of this segment decreased when compared to the same period in 2012, due to reductions in demand for our light duty diesel filters and heavy duty diesel products.  Weak economic conditions in Europe have led to reduced demand for light duty diesel vehicles which use our filters, and demand for heavy duty diesel products has been negatively impacted by a decline in the production of Class 8 vehicles in North America.  Sales of our automotive products also decreased slightly due to price declines.

Net income in the three months ended March 31, 2013 was negatively impacted by the decrease in volume described above, offset somewhat by improved manufacturing performance and lower operating expenses, when compared to the same period last year.  Movements in foreign exchange rates did not significantly impact the results of this segment in the three months ended March 31, 2013.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three months ended March 31, 2013, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 87% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the second quarter of 2013, we expect sales to increase slightly sequentially.

Specialty Materials
The following table provides net sales and net income for the Specialty Materials segment (in millions):
	Three months ended March 31,		% change
As Reported	2013	2012	13 vs. 12

Net sales	$258	$288	(10)%
Net income	$39	$22	77%

Core Performance	Three months ended March 31,		% change
	2013	2012	13 vs. 12

Net sales	$258	$288	(10)%
Core earnings	$39	$28	39%

The following table reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP.

	Three months ended March 31, 2012
Specialty Materials	Sales	Net income
Net sales and net income, as reported	$288	$22
Constant-yen		6
Core performance	$288	$28

Net sales for the three months ended March 31, 2013 decreased in the Specialty Materials segment when compared to the same period in 2012, driven primarily by a decrease in sales of our advanced optics products.  Corning Gorilla Glass sales were also slightly lower, coming off of a very robust fourth quarter of 2012.  We expect Corning Gorilla Glass sales to rebound in the second quarter of 2013.  Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in the first quarter ended March 31, 2013.

When compared to the same period last year, the increase in net income for the three months ended March 31, 2013 was driven by improved manufacturing efficiency in the production of Corning Gorilla Glass, offset partially by lower advance optics products volume.  Net income for the three months ended March 31, 2013 was not significantly impacted from movements in foreign exchange rates when compared to the same period in 2012.

For the three months ended March 31, 2013, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 38% of total segment sales when combined.

Outlook:
In the second quarter of 2013, Specialty Materials segment sales are anticipated to improve by 15% to 20% sequentially, as demand for Gorilla Glass increases.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended March 31,		% change
As Reported	2013	2012	13 vs. 12

Net sales	$207	$155	34%
Net income	$12	$12	0%

Core Performance	Three months ended March 31,		% change
	2013	2012	13 vs. 12

Net sales	$207	$155	34%
Core earnings	$24	$12	100%

The following table reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP.

	Three months ended March 31, 2013
Life Sciences	Sales	Net income
Net sales and net income, as reported	$207	$12
Acquisition-related costs		12
Core performance	$207	$24

Net sales for the three months ended March 31, 2013 increased when compared to the same period last year, due to the impact of the acquisition of the Discovery Labware business completed in the fourth quarter of 2012.  Net sales of the segment’s existing lines declined slightly when compared to the first quarter of 2012.  Net sales in the three months ended March 31, 2013 were not impacted by movements in foreign exchange rates when compared to the same period last year.

When compared to the same period in 2012, core earnings in the three months ended March 31, 2013 increased substantially, driven by the impact of the Discovery Labware acquisition.  Net income in the first quarter ended March 31, 2013, was not significantly impacted by movements in foreign exchange rates when compared to the same period in 2012.

For the three months ended March 31, 2013, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 42% of net sales when combined.

Outlook:
In the second quarter of 2013, we expect net sales to increase by at least 35% to 40% year over year, due to the acquisition of Discovery Labware.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended March 31,		% change
As Reported and Core Performance	2013	2012	13 vs. 12

Net sales	$1	$1	0%
Research, development and engineering expenses	$36	$27	33%
Equity earnings of affiliated companies	$5	$4	25%
Net loss	$(28)	$(20)	*

*The percentage change calculation is not meaningful.

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

The results of this segment for the three months ended March 31, 2013 reflect an increase in research, development, and engineering expenses for development projects, when compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the three months ended March 31, 2013 and 2012:

•
In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1.0 billion unsecured multi-currency line of credit and expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of March 31, 2013, we were in compliance with this covenant.

•
In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

•	In the first quarter of 2012, we issued $500 million of 4.75% senior unsecured notes that mature on March 15, 2042 and $250 million of 4.70% senior unsecured notes that mature on March 15, 2037.

On April 24, 2013, Corning’s Board of Directors declared a 11% increase in the company’s quarterly common stock dividend.  Corning’s quarterly dividend will increase from $0.09 per share to $0.10 per share of common stock.  The board also authorized a stock repurchase program for purchasing up to $2 billion of the company’s common stock.  The stock repurchase authorization expires on December 31, 2014.

Capital Spending
Capital spending totaled $194 million and $412 million for the three months ended March 31, 2013 and 2012, respectively.  Spending in the first three months of 2013 was driven primarily by the Display Technologies segment, and focused on high performance display capital investments, tank rebuilds and the expansion project in China.  We expect our 2013 capital spending to be approximately $1.3 billion.  Approximately $457 million will be directed toward our Display Technologies segment, of which approximately $82 million is related to capital projects started in 2011 and 2012.

Cash Flow
Summary of cash flow data (in millions):
	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$623	$762
Net cash used in investing activities	$(122)	$(604)
Net cash provided by (used in) financing activities	$(629)	$592

Net cash provided by operating activities decreased in the three months ended March 31, 2013, when compared to the same period last year, largely due to a decrease in dividends received from affiliated companies and an increase in restructuring payments.  These events were partially offset by favorable changes in working capital and a decrease in employee benefit payments.

Net cash used in investing activities was lower in the three months ended March 31, 2013, when compared to the same period last year, due to a decrease in capital spending and the liquidation of short term investments, offset by the premium related to our purchased collars.

Net cash provided by financing activities in the three months ended March 31, 2013 decreased when compared to the same period last year, driven primarily by the absence of the issuance of long-term debt in the first quarter of 2012, the retirement of long-term debt in the first quarter of 2013, and higher dividend payments, offset slightly by the absence of share repurchases.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of March 31, 2013	As of December 31, 2012

Working capital	$7,474	$7,739
Current ratio	5.2:1	5.0:1
Trade accounts receivable, net of allowances	$1,243	$1,302
Days sales outstanding	62	55
Inventories	$1,171	$1,051
Inventory turns	4.3	4.6
Days payable outstanding (1)	43	42
Long-term debt	$2,855	$3,382
Total debt to total capital	12%	14%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2012 Form 10-K for Fitch and Moody’s.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Positive
February 14, 2012

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the first quarter of 2013 with approximately $5.8 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At March 31, 2013, approximately 79% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are indefinitely reinvested in our foreign operations but are available for repatriation, subject to relevant tax consequences, which may be significant in a particular period.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.

Realized gains and losses for the three months ended March 31, 2013 and 2012 were not significant.  From time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

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

Our major source of funding for the remainder of 2013 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments, and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to a $1.0 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At March 31, 2013, our leverage using this measure was 12% and we are in compliance with the financial covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of March 31, 2013, we were in compliance with all such provisions.

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

Purchased Collars
In the first quarter of 2013, Corning executed a series of purchased collars that expire quarterly across a two year-period to hedge its translation exposure to movements in the Japanese yen against the U.S. dollar.  These derivatives are not designated as accounting hedges and changes in fair value are recorded in other income immediately.  The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet.  Changes in the fair value of the derivative contracts are recorded currently in earnings in the other income line of the consolidated statement of operations.

Off Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2012 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2012 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2012 Form 10-K and remain unchanged through the first three months of 2013.  For certain items, additional details are provided below.

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

At March 31, 2013, the fair market value of precious metals was higher than our carrying value by $117 million.  At December 31, 2012, although the carrying value of precious metals was higher than the fair market value by $28 million, the undiscounted cash flow test showed that these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

Employee Retirement Plans

As discussed in Note 1 to the financial statements, in the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans.  The change in accounting did not result in change in estimates related to our pension plans.

NEW ACCOUNTING STANDARDS

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 requires a parent company that ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income.  The amendments are required to be applied prospectively for annual periods for fiscal years beginning on or after December 15, 2013, and interim periods within those annual fiscal years.  Corning does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 17 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2013, and December 31, 2012, Corning had accrued approximately $18 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2012 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2012 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Internal controls over financial reporting for SCP and DCC is the responsibility of SCP and DCC management.  Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of March 31, 2013.

During the fiscal quarter ended March 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  See our 2012 Form 10-K.

Dow Corning Corporation.  See our 2012 Form 10-K.  For updates to estimated liabilities as of March 31, 2013, and for information regarding the Chinese Ministry of Commerce antidumping and countervailing duty investigations of solar-grade polycrystalline silicon products imported to China from the U.S. and Korea, see Part I, Item 1, Financial Statements, Note 8, “Investments – Dow Corning Corporation (Dow Corning),” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Pittsburgh Corning Corporation.  See our 2012 Form 10-K.  For updates to estimated liabilities as of March 31, 2013, see Part I, Item 1, Financial Statements, Note 2, “Commitments and Contingencies” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates.  See our 2012 Form 10-K.

Demodulation, Inc.  See our 2012 Form 10-K.

Trade Secret Misappropriation Suits Concerning LCD Glass Technology.  See our 2012 Form 10-K.

Grand Jury Subpoena.  See our 2012 Form 10-K.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2012 Form 10-K for the year ended December 31, 2012, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2012 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2013:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
January 1-31, 2013	71,696	12.84	0	$0
February 1-28, 2013	374,021	12.70	0	$0
March 1-31, 2013	18,685	12.67	0	$0
Total	464,402	12.72	0	$0

(1)
This column reflects the following transactions during the first quarter of 2013:  (i) the deemed surrender to us of 428,339 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units, and (ii) the surrender to us of 36,063 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
During the quarter ended March 31, 2013, we did not have a publically announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	12	Computation of Ratio of Earnings to Fixed Charges

	18	Letter on Change in Accounting Principles

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 26, 2013	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

April 26, 2013	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)