Form 10-Q
period 2013-06-30
CORNING INC /NY
filed 2013-07-31
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2013
Corning’s Common Stock, $0.50 par value per share	1,460,403,521 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	$1,982	$1,908	$3,796	$3,828
Cost of sales	1,099	1,100	2,143	2,196

Gross margin	883	808	1,653	1,632

Operating expenses:
Selling, general and administrative expenses	266	286	525	559
Research, development and engineering expenses	179	185	357	369
Amortization of purchased intangibles	8	4	15	9
Asbestos litigation charge	6	5	8	6

Operating income	424	328	748	689

Equity in earnings of affiliated companies (Note 9)	166	259	339	477
Interest income	2	3	4	7
Interest expense	(28)	(24)	(64)	(44)
Other income, net (Note 1)	265	8	330	37

Income before income taxes	829	574	1,357	1,166
Provision for income taxes (Note 5)	(191)	(100)	(225)	(218)

Net income attributable to Corning Incorporated	$638	$474	$1,132	$948

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.43	$0.31	$0.77	$0.63
Diluted (Note 6)	$0.43	$0.31	$0.76	$0.62

Dividends declared per common share	$0.10	$0.075	$0.19	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012

Net income attributable to Corning Incorporated	$638	$474	$1,132	$948
Other comprehensive (loss) income, net of tax (Note 16)	(256)	13	(744)	(48)

Comprehensive income attributable to Corning Incorporated	$382	$487	$388	$900

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	June 30, 2013	December 31, 2012
Assets

Current assets:
Cash and cash equivalents	$4,601	$4,988
Short-term investments, at fair value (Note 7)	870	1,156
Total cash, cash equivalents and short-term investments	5,471	6,144
Trade accounts receivable, net of doubtful accounts and allowances - $31 and $26	1,296	1,302
Inventories (Note 8)	1,240	1,051
Deferred income taxes (Note 5)	282	579
Other current assets	764	619
Total current assets	9,053	9,695

Investments (Note 9)	4,809	4,915
Property, net of accumulated depreciation - $7,683 and $7,652 (Note 11)	9,954	10,625
Goodwill and other intangible assets, net (Note 12)	1,559	1,496
Deferred income taxes (Note 5)	2,453	2,343
Other assets	561	301

Total Assets	$28,389	$29,375

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$72	$76
Accounts payable	721	779
Other accrued liabilities (Note 3)	804	1,101
Total current liabilities	1,597	1,956

Long-term debt (Note 4)	2,822	3,382
Postretirement benefits other than pensions	916	930
Other liabilities (Note 3)	1,600	1,574
Total liabilities	6,935	7,842

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,656 million and 1,649 million	828	825
Additional paid-in capital	13,206	13,146
Retained earnings	10,754	9,932
Treasury stock, at cost; Shares held: 196 million and 179 million	(3,022)	(2,773)
Accumulated other comprehensive (loss) income	(388)	356
Total Corning Incorporated shareholders’ equity	21,378	21,486
Noncontrolling interests	76	47
Total equity	21,454	21,533

Total Liabilities and Equity	$28,389	$29,375

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$1,132	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	490	473
Amortization of purchased intangibles	15	9
Stock compensation charges	25	40
Undistributed earnings of affiliated companies (in excess of) less than dividends received	(157)	44
Deferred tax provision	119	35
Restructuring payments	(24)	(1)
Employee benefit payments less than (in excess of) expense	26	(71)
Unrealized gains on translated earnings contracts	(232)
Changes in certain working capital items:
Trade accounts receivable	(56)	(68)
Inventories	(211)	(35)
Other current assets	3	(54)
Accounts payable and other current liabilities	(241)	(45)
Other, net	129	57
Net cash provided by operating activities	1,018	1,332

Cash Flows from Investing Activities:
Capital expenditures	(438)	(853)
Acquisitions of business, net of cash received	(106)
Investment in affiliates		(111)
Short-term investments – acquisitions	(737)	(1,168)
Short-term investments – liquidations	1,020	989
Premium on purchased collars	(107)
Other, net	18	4
Net cash used in investing activities	(350)	(1,139)

Cash Flows from Financing Activities:
Retirement of long-term debt	(498)
Net repayments of short-term borrowings and current portion of long-term debt	(11)	(13)
Principal payments under capital lease obligations	(2)	(1)
Proceeds from issuance of long-term debt, net		886
Payments to settle interest rate hedges		(18)
Proceeds from the exercise of stock options	39	19
Repurchases of common stock for treasury	(232)	(386)
Dividends paid	(280)	(227)
Net cash (used in) provided by financing activities	(984)	260
Effect of exchange rates on cash	(71)	(106)
Net (decrease) increase in cash and cash equivalents	(387)	347
Cash and cash equivalents at beginning of period	4,988	4,661

Cash and cash equivalents at end of period	$4,601	$5,008

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

Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on our results of operations, financial position, or changes in shareholders’ equity.

Employee Retirement Plans

In the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans.  Previously, we recognized the actuarial gains and losses as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis.  These amounts were amortized into our operating results over the average remaining service period of employees expected to receive benefits under the plan, to the extent such gains and losses were outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year.  In addition, we used a calculated market-related value of plan assets for purposes of calculating the expected return on plan assets that spread asset gains and losses over a 3-year period.  We have elected to recognize the change in the fair value of plan assets in full and net actuarial gains and losses outside of the corridor annually in the fourth quarter of each year and whenever the plan is remeasured or valuation estimates are finalized.  The remaining components of pension expense will be recorded on a quarterly basis.  While the historical policy of recognizing pension expense was considered acceptable, we believe that the new policy is preferable as it recognizes the change in the fair value of plan assets in full and eliminates the delay in recognition of net actuarial gains and losses outside of the corridor.  We have applied these changes retrospectively, adjusting all prior periods, as if the new accounting methodology was in effect during those periods.

Following are the changes to financial statement line items as a result of the accounting methodology change for the periods presented in the accompanying unaudited consolidated financial statements:

Consolidated Statements of Income
	Three months ended June 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Cost of sales	$1,112	$1,099	$(13)
Gross margin	870	883	13
Selling, general and administrative expenses	273	266	(7)
Research, development and engineering expenses	183	179	(4)
Operating income	400	424	24
Income before income taxes	805	829	24
Provision for income taxes	(182)	(191)	(9)
Net income attributable to Corning Incorporated	$623	$638	$15
Earnings per common share attributable to Corning Incorporated – Basic	$0.42	$0.43	$0.01
Earnings per common share attributable to Corning Incorporated – Diluted	$0.42	$0.43	$0.01

	Three months ended June 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cost of sales	$1,111	$1,100	$(11)
Gross margin	797	808	11
Selling, general and administrative expenses	291	286	(5)
Research, development and engineering expenses	188	185	(3)
Operating income	309	328	19
Income before income taxes	555	574	19
Provision for income taxes	(93)	(100)	(7)
Net income attributable to Corning Incorporated	$462	$474	$12
Earnings per common share attributable to Corning Incorporated – Basic	$0.31	$0.31
Earnings per common share attributable to Corning Incorporated – Diluted	$0.30	$0.31	$0.01

	Six months ended June 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Cost of sales	$2,169	$2,143	$(26)
Gross margin	1,627	1,653	26
Selling, general and administrative expenses	539	525	(14)
Research, development and engineering expenses	365	357	(8)
Operating income	700	748	48
Income before income taxes	1,309	1,357	48
Provision for income taxes	(208)	(225)	(17)
Net income attributable to Corning Incorporated	$1,101	$1,132	$31
Earnings per common share attributable to Corning Incorporated – Basic	$0.75	$0.77	$0.02
Earnings per common share attributable to Corning Incorporated – Diluted	$0.74	$0.76	$0.02

	Six months ended June 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cost of sales	$2,217	$2,196	$(21)
Gross margin	1,611	1,632	21
Selling, general and administrative expenses	570	559	(11)
Research, development and engineering expenses	375	369	(6)
Operating income	651	689	38
Income before income taxes	1,128	1,166	38
Provision for income taxes	(204)	(218)	(14)
Net income attributable to Corning Incorporated	$924	$948	$24
Earnings per common share attributable to Corning Incorporated – Basic	$0.61	$0.63	$0.02
Earnings per common share attributable to Corning Incorporated – Diluted	$0.61	$0.62	$0.01

Consolidated Statements of Comprehensive Income
	Three months ended June 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Net income attributable to Corning Incorporated	$623	$638	$15
Other comprehensive loss, net of tax	(241)	(256)	(15)
Comprehensive income attributable to Corning Incorporated	$382	$382	$0

	Three months ended June 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Net income attributable to Corning Incorporated	$462	$474	$12
Other comprehensive income, net of tax	4	13	9
Comprehensive income attributable to Corning Incorporated	$466	$487	$21

	Six months ended June 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Net income attributable to Corning Incorporated	$1,101	$1,132	$31
Other comprehensive loss, net of tax	(716)	(744)	(28)
Comprehensive income attributable to Corning Incorporated	$385	$388	$3

	Six months ended June 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Net income attributable to Corning Incorporated	$924	$948	$24
Other comprehensive loss, net of tax	(47)	(48)	(1)
Comprehensive income attributable to Corning Incorporated	$877	$900	$23

Consolidated Balance Sheets
	June 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Retained earnings	$11,382	$10,754	$(628)
Accumulated other comprehensive (loss) income	$(1,016)	$(388)	$628

	December 31, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Retained earnings	$10,588	$9,932	$(656)
Accumulated other comprehensive (loss) income	$(300)	$356	$656

Consolidated Statements of Cash Flows
	Six months ended June 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Cash flows from operating activities:
Net income	$1,101	$1,132	$31
Deferred tax provision	$102	$119	$17
Employee benefit payments less than expense	$74	$26	$(48)

	Six months ended June 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cash flows from operating activities:
Net income	$924	$948	$24
Deferred tax provision	$21	$35	$14
Employee benefit payments in excess of expense	$(33)	$(71)	$(38)

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Royalty income from Samsung Corning Precision	$14	$21	$29	$43
Foreign currency exchange and hedge gains (losses), net	251	(1)	282	5
Net loss attributable to noncontrolling interests	1	1	2	3
Other, net	(1)	(13)	17	(14)
Total	$265	$8	$330	$37

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

2.      Restructuring, Impairment and Other Charges (Credits)

2013 Activity

The following table summarizes the restructuring reserve activity for the six months ended June 30, 2013 (in millions):
	Reserve at January 1, 2013	Net charges/ reversals	Cash payments	Reserve at June 30, 2013
Restructuring:
Employee-related costs	$38	$(1)	$(22)	$15
Other charges (credits)	4		(2)	2
Total restructuring activity	$42	$(1)	$(24)	$17

Cash payments for employee-related costs related to the 2012 corporate-wide restructuring plan are expected to be completed in 2013.  Cash payments for exit activities were substantially completed in 2012.

2012 Activity

For the first six months of 2012, there was no significant restructuring activity.

3.      Commitments, Contingencies, and Guarantees

Asbestos Litigation

Pittsburgh Corning Corporation.  Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant parties.  A proposed PCC plan of reorganization (Amended PCC Plan) filed in the U.S. Bankruptcy Court for the Western District of Pennsylvania was confirmed by a final order in May 2013; however, a motion for reconsideration has been filed.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, that is a component of the Company’s proposed resolution of the PCC asbestos litigation.  At June 30, 2013 and December 31, 2012, the fair value of PCE exceeded its carrying value of $151 million and $149 million, respectively.

The Amended PCC Plan does not include certain other non-PCC asbestos claims that may be or have been raised against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,800 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases.  Corning’s liability under the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $680 million at June 30, 2013, compared with an estimate of the liability of $671 million at December 31, 2012.  In the three and six months ended June 30, 2013, Corning recorded asbestos litigation expense of $6 million and $8 million, respectively.  In the three and six months ended June 30, 2012, Corning recorded asbestos litigation expense of $5 million and $6 million, respectively.  Corning’s estimated aggregate asbestos litigation liability is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

On May 16, 2013, the Bankruptcy Court issued an opinion and order confirming, on an interim basis, the Amended PCC Plan.  On May 23, 2013, the Bankruptcy Court held a hearing to review motions for reconsideration of its interim order and, on May 24, 2013, it issued a revised opinion and final order confirming the Amended PCC Plan.  On June 6, 2013, one party filed a motion for reconsideration of that final order which is scheduled for hearing on September 9, 2013.  A different party, on June 7, 2013, filed a notice of an appeal of that final order to the U.S. District Court for the Western District of Pennsylvania, and this appeal has been stayed pending resolution of the other party’s motion for reconsideration.

Other Commitments and Contingencies

In the normal course of our business, we do not routinely provide significant third-party guarantees.  Generally, any third-party guarantees provided by Corning are limited to certain financial guarantees including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones.  When provided, these guarantees have various terms, and none of these guarantees are individually significant.

We have agreed to provide a credit facility to Dow Corning Corporation (Dow Corning).  The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan.  We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

As of June 30, 2013 and December 31, 2012, contingent guarantees totaled a notional value of $138 million and $142 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $110 million and $89 million, at June 30, 2013 and December 31, 2012, respectively.

Product warranty liability accruals were considered insignificant at June 30, 2013 and December 31, 2012.

Corning is a defendant in various lawsuits, including environmental litigation, product-related suits, and the Dow Corning and PCC matters, and is subject to various claims which arise in the normal course of business.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

In March of 2012, Corning received a grand jury subpoena issued in the United States District Court for the Eastern District of Michigan from the U.S. Department of Justice in connection with an investigation into conduct relating to possible antitrust law violations involving certain automotive products, including catalytic converters, diesel particulate filters, substrates and monoliths.  Antitrust investigations can result in significant penalties being imposed by the antitrust authorities.  Currently, Corning cannot estimate the ultimate financial impact, if any, resulting from the investigation, which is ongoing.  Such potential impact, if an antitrust violation by Corning is found, could however, be material to the results of operations of Corning in a particular period.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 16 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  Corning accrues for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2013, and December 31, 2012, Corning had accrued approximately $17 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.0 billion at June 30, 2013 and $3.7 billion at December 31, 2012.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

2013
In the second quarter of 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.

In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  The proceeds of this credit facility may be used for general corporate purposes, including support for our commercial paper program.   As of June 30, 2013, we were in compliance with this covenant.

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

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Provision for income taxes	$(191)	$(100)	$(225)	$(218)
Effective tax rate (1)	23.0%	17.4%	16.6%	18.7%

(1)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

In addition to the items noted above, the tax provision for the three months ended June 30, 2013 reflected the U.S. tax expense associated with the realized and unrealized gains on the translated earnings contracts.  Refer to Note 14 Hedging Activities for further information.  The tax provision for the six months ended June 30, 2013, reflects a $54 million tax benefit to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

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

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.0 and 1.4 percentage points for the three months ended June 30, 2013 and 2012, respectively.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 0.9 and 1.4 percentage points for the six months ended June 30, 2013 and 2012, respectively.

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

6.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended June 30,
	2013			2012
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$638	1,469	$0.43	$474	1,506	$0.31

Effect of dilutive securities:
Stock options and other dilutive securities		9			12

Diluted earnings per common share	$638	1,478	$0.43	$474	1,518	$0.31

	Six months ended June 30,
	2013			2012
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$1,132	1,471	$0.77	$948	1,511	$0.63

Effect of dilutive securities:
Stock options and other dilutive securities		9			13

Diluted earnings per common share	$1,132	1,480	$0.76	$948	1,524	$0.62

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	38	42	43	42

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Bonds, notes and other securities:
U.S. government and agencies	$868	$1,153	$870	$1,156
Total short-term investments	$868	$1,153	$870	$1,156
Asset-backed securities	$48	$51	$41	$40
Total long-term investments	$48	$51	$41	$40

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

The following table summarizes the maturities at market value of available-for-sale securities at June 30, 2013 (in millions):
Less than one year	$626
Due in 1-5 years	244
Due in 5-10 years
Due after 10 years (1)	41
Total	$911

(1)	Includes $41 million of asset-backed securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 (in millions):
		June 30, 2013
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses	Fair value	Unrealized losses (1)
Asset-backed securities	20	$40	$(8)	$40	$(8)
Total long-term investments	20	$40	$(8)	$40	$(8)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2012
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$40	$(11)	$40	$(11)
Total long-term investments	22	$40	$(11)	$40	$(11)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of June 30, 2013 and December 31, 2012, for securities that have credit losses, an other than temporary impairment loss of $6 million and $9 million, respectively, is recognized in accumulated other comprehensive (loss) income.

Proceeds from sales and maturities of short-term investments totaled approximately $1.0 billion for both the six months ended June 30, 2013 and 2012.

8.      Inventories

Inventories comprise the following (in millions):
	June 30, 2013	December 31, 2012
Finished goods	$364	$392
Work in process	222	168
Raw materials and accessories	423	271
Supplies and packing materials	231	220
Total inventories	$1,240	$1,051

9.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)			June 30, 2013	December 31, 2012
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.		50%		$3,224	$3,346
Dow Corning Corporation		50%		1,204	1,191
All other	20%	to	50%	363	375
				4,791	4,912
Other investments				18	3
Total				$4,809	$4,915

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not exercise voting control nor control the operations of any of these entities.

Related party information for these investments in affiliates follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Related Party Transactions:
Corning sales to affiliated companies	$3	$15	$6	$28
Corning purchases from affiliated companies	$68	$50	$137	$68
Corning transfers of assets, at cost, to affiliated companies	$7	$16	$13	$25
Dividends received from affiliated companies	$21	$3	$182	$521
Royalty income from affiliated companies	$14	$22	$30	$44
Corning services to affiliates		$6	$2	$16

As of June 30, 2013, balances due to and due from affiliates were $86 million and $47 million, respectively.  As of December 31, 2012, balances due to and due from affiliates were $37 million and $61 million, respectively.

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

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Materials Co. Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.  Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Statement of Operations:
Net sales	$592	$785	$1,250	$1,569
Gross profit	$350	$540	$748	$1,064
Net income attributable to Samsung Corning Precision	$224	$402	$496	$773
Corning’s equity in earnings of Samsung Corning Precision	$111	$193	$244	$376

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$63	$42	$123	$52
Dividends received from Samsung Corning Precision			$143	$518
Royalty income from Samsung Corning Precision	$14	$21	$29	$43
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$7	$16	$13	$25

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

In the three and six months ended June 30, 2013, Corning’s equity earnings were negatively impacted by $14 million and $27 million, respectively, when compared to the same periods in the prior year, as a result of higher taxes due to the partial expiration of tax holidays in Korea.

As of June 30, 2013, balances due from Samsung Corning Precision were $14 million and balances due to Samsung Corning Precision were $84 million.  As of December 31, 2012, balances due from Samsung Corning Precision were $15 million and balances due to Samsung Corning Precision were $34 million.

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

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicon products.  Dow Corning’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Statement of Operations:
Net sales	$1,430	$1,571	$2,694	$3,093
Gross profit (1)	$385	$395	$602	$732
Net income attributable to Dow Corning	$87	$121	$149	$192
Corning’s equity in earnings of Dow Corning	$45	$61	$80	$96

Related Party Transactions:
Corning purchases from Dow Corning	$5	$6	$11	$12

(1)
Gross profit for the three months ended June 30, 2013 includes R&D cost of $62 million (2012: $69 million) and selling expenses of $2 million (2012: $3 million).  Gross profit for the six months ended June 30, 2013 includes R&D cost of $127 million (2012: $138 million) and selling expenses of $6 million (2012: $7 million).

At June 30, 2013 and December 31, 2012, amounts owed to Dow Corning were not significant.

At June 30, 2013, Dow Corning’s marketable securities included approximately $76 million of auction rate securities, net of a temporary impairment of an insignificant amount.

Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning.  In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits.  On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims.  Under the terms of the Plan, Dow Corning has established and is funding a settlement trust and a litigation facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.7 billion to the settlement trust.  As of June 30, 2013, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of June 30, 2013, Dow Corning has estimated the liability to commercial creditors to be within the range of $92 million to $301 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $92 million, net of applicable tax benefits.

On July 20, 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated anti-dumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea, based on a petition filed by Chinese solar-grade polycrystalline silicon producers.  The petition alleges that producers within these countries, including a consolidated subsidiary of Dow Corning, exported solar-grade polycrystalline silicon to China at less than normal value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government.  On July 18, 2013, MOFCOM announced its preliminary determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the U.S. and Korea.  The Chinese authorities imposed provisional antidumping duties on producers in the U.S. and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon products from Dow Corning and its consolidated subsidiaries into China.  No decision on subsidies has been announced.  Although subject to a final review process by MOFCOM, the requirement for solar-grade polycrystalline silicon producers to pay provisional duties on imports became effective July 24, 2013.  The duties do not apply to past imports.  Dow Corning and its consolidated subsidiaries will continue to cooperate with MOFCOM in the investigations and are contesting the determination.

As discussed in our 2012 Form 10-K, during the fourth quarter of 2012, negative events and circumstances at Dow Corning indicated that assets of Dow Corning’s polycrystalline silicon business might be impaired.  In accordance with accounting guidance for impairment of long-lived assets, Dow Corning compared estimated undiscounted cash flows to the assets’ carrying value and determined that the asset group was recoverable as of December 31, 2012.  Dow Corning is evaluating the impact of the preliminary determination notice received from MOFCOM in July 2013.  Based on current expectations, Dow Corning believes its estimate of future undiscounted cash flows will continue to indicate the assets are recoverable.  However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.  Dow Corning’s estimate of cash flows might change as a result of continued pricing deterioration, ongoing oversupply in the market, or other adverse market conditions that result in non-performance by customers under long-term contracts.  Corning’s share of the carrying value of this asset group is approximately $800 million, after tax.

10.      Acquisition

On October 31, 2012, Corning acquired all of the shares of Discovery Labware, Inc. and Plasso Technology Limited and certain other assets (collectively referred to as “Purchased Assets”) from Becton Dickinson and Company for approximately $739 million.  The Purchased Assets constitute a business; therefore, the acquisition was accounted for as a business combination.  The business, referred to as Discovery Labware, designs, manufactures, markets and supplies cell culture, other laboratory reagents, core and advanced consumables for basic and applied research for life scientists, clinical researchers, and laboratory professionals globally.

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill on the basis of fair value as follows (in millions):
Inventory and other current assets	$74
Fixed Assets	81
Other intangible assets	279
Net tangible and intangible assets	$434
Purchase price	739
Goodwill (1)	$305

(1)	The goodwill recognized is partly deductible for U.S. income tax purposes. The goodwill was allocated to the Life Sciences segment.

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

11.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	June 30, 2013	December 31, 2012
Land	$114	$112
Buildings	4,180	4,324
Equipment	12,261	12,571
Construction in progress	1,082	1,270
	17,637	18,277
Accumulated depreciation	(7,683)	(7,652)
Total	$9,954	$10,625

In the three months ended June 30, 2013 and 2012, interest costs capitalized as part of property, net, were $8 million and $22 million, respectively.  In the six months ended June 30, 2013 and 2012, interest costs capitalized as part of property, net, were $17 million and $43 million, respectively

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At June 30, 2013 and December 31, 2012, the recorded value of precious metals each totaled $2.3 billion and $2.4 billion, respectively.  Depletion expense for precious metals in the three months ended June 30, 2013 and 2012 totaled $5 million and $5 million, respectively.  Depletion expense for precious metals in the six months ended June 30, 2013 and 2012 totaled $11 million and $10 million, respectively.

12.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended June 30, 2013 and December 31, 2012 is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2012	$209	$9	$150	$606	$974
Acquired goodwill (1)	32				32
Measurement period adjustment (2)				(4)	(4)
Foreign currency translation adjustment				(1)	(1)
Balance at June 30, 2013	$241	$9	$150	$601	$1,001

(1)	The company recorded a small acquisition and consolidated an equity company due to a change in control in the second quarter of 2013.
(2)
The Company recorded the acquisition of the Discovery Labware business of Becton Dickinson and Company in the fourth quarter of 2012.  In the second quarter of 2013, Corning recorded measurement period adjustments of $4 million.

Corning’s gross goodwill balances were $7.5 billion and $7.4 billion for the periods ended June 30, 2013 and December 31, 2012, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended June 30, 2013 and December 31, 2012, and were generated entirely through goodwill impairments related to the Telecommunications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	June 30, 2013			December 31, 2012
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$290	$(133)	$157	$282	$(128)	$154
Customer lists and other	437	(36)	401	394	(26)	368

Total	$727	$(169)	$558	$676	$(154)	$522

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.  The net carrying amount of intangible assets increased $36 million during the first six months of 2013, primarily due to a small acquisition completed in the second quarter of 2013, and the consolidation of an equity company due to a change in control.  This was offset by amortization of $15 million and foreign currency translation adjustments of $5 million.

Amortization expense related to these intangible assets is estimated to be $32 million for 2013, and approximately $32 million for 2014 through 2018.

13.      Employee Retirement Plans

As discussed in Note 1 to the financial statements, in the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans.  In the second quarter of 2013, we recorded a pre-tax gain in the amount of $41 million which represented the impact to income for the finalization of the valuation of our defined benefit pension plan obligation dated December 31, 2012.

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012

Service cost	$18	$15	$37	$30	$3	$3	$7	$6
Interest cost	32	38	66	76	9	11	19	22
Expected return on plan assets (1)	(42)	(41)	(84)	(82)
Amortization of net loss (1)					4	4	8	8
Amortization of prior service cost	1	1	2	2	(1)	(1)	(3)	(2)
Recognition of actuarial gain (1)	(41)		(41)
Total pension and postretirement benefit expense (1)	$(32)	$13	$(20)	$26	$15	$17	$31	$34

(1)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and six months ended June 30, 2012.

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

14.      Hedging Activities

Corning is exposed to interest rate and foreign currency risks due to the movement of these rates.

The areas in which exchange rate fluctuations affect us include:

•	Financial instruments and transactions denominated in foreign currencies, which impact earnings; and
•	The translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar, which impacts our net equity.

Our most significant foreign currency exposures relate to the Japanese yen, Korean won, New Taiwan dollar, and the Euro.  We seek to mitigate the impact of exchange rate movements on our operating results by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts typically with durations of 36 months or less.  In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.

While we transact these derivative contracts with a diverse group of highly-rated major global financial institutions, we are exposed to potential losses in the event of non-performance by these counterparties.  However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major international financial institutions with which we have other financial relationships.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.  In July, the Finance Committee of the Board of Directors approved the election to use end-user exception to the mandatory swap clearing requirement of the Dodd-Frank Act.

Cash Flow Hedges
Our cash flow hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Our cash flow hedging activity also uses interest rate swaps to reduce the risk of increases in benchmark interest rates on the probable issuance of debt and associated interest payments.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Through June 30, 2013, the hedge ineffectiveness related to these instruments is not material.  Corning defers net gains and losses related to effective portion of cash flow hedges into accumulated other comprehensive income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At June 30, 2013, the amount of net gain expected to be reclassified into earnings within the next 12 months is $55 million.

Fair Value Hedges
In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Each fair value hedge (swap) was entered into subsequent to the initial recognition of the hedged item; therefore these swaps do not meet the criteria to qualify for the shortcut method.  Therefore, Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively.  The analysis excludes the impact of credit risk from the assessment of hedge effectiveness.  The amount recorded in current period earnings in the other income, net component, relative to ineffectiveness, is nominal for the three and six months ended June 30, 2013.  There were no outstanding fair value hedges in the three and six months ended June 30, 2012.

Net gains and losses from fair value hedges and the effects of the corresponding hedged item are recorded on the same line item of the consolidated statement of operations.

Undesignated Hedges
Corning also uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

A significant portion of the Company’s non-U.S. revenues are denominated in Japanese yen.  When these revenues are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements in the Japanese yen.  To protect translated earnings against movements in the Japanese yen, the Company has entered into a series of purchased collars and average rate forwards.

The Company also uses these types of contracts to reduce the potential for unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of translated earnings.  With a purchased collar structure, the Company writes a local currency call option and purchases a local currency put option.  The purchased collars offset the impact of translated earnings above the put price and below the call strike price and that offset is reported in other income, net.  The Company entered into a series of purchased collars, settling quarterly, to hedge the effect of translation impact for each respective quarter, and span up to the fourth quarter of 2014.  Due to the nature of the instruments, only either the put option or the call option can be exercised at maturity.  As of June 30, 2013, the U.S. dollar net notional value of the purchased collars is $4.3 billion.  The Company entered into a series of average rate forwards with no associated premium, which will partially hedge the impact of Japanese yen translation on the Company’s projected 2015 net income.  These forwards settle net without obligation to deliver Japanese yen.

The Company benefits from the increase in the U.S. dollar equivalent value of its foreign currency earnings in translation.  The purchased collar, within other income, would cap the benefit at the strike price of the written call or offset the decline from translation above the strike price of the purchased put.

The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet.  Changes in the fair value of the derivative contracts are recorded currently in earnings in the other income line of the Consolidated Statement of operations.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2013 and December 31, 2012 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2013	2012		2013	2012		2013	2012

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 377	$ 719	Other current assets	$ 56	$ 57	Other accrued liabilities	$ (1)	$ (3)
Interest rate contracts	$ 1,300	$ 550	Other assets	$ 37		Other liabilities	$(24)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$ 559	$1,939	Other current assets	$ 15	$109	Other accrued liabilities	$ (4)	$(10)
Translated earnings contracts	$ 9,479		Other current assets	$198		Other accrued liabilities	$(20)
			Other assets	$176		Other liabilities	$(30)

Total derivatives	$11,715	$3,208		$482	$166		$(79)	$(13)

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended June 30, 2013 and 2012 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the three months ended June 30 (2)
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2013	2012		2013	2012

Interest rate contracts	$37		Cost of sales	$11	$3
Foreign exchange contracts	15	$(8)	Royalties	18	3

Total cash flow hedges	$52	$(8)		$29	$6

(1)	The amount of hedge ineffectiveness for the three months ended June 30, 2013 and 2012 was insignificant.
(2)	Certain amounts for prior periods were reclassified to conform to the current year presentation.

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the six months ended June 30, 2013 and 2012 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the six months ended June 30 (2)
Derivatives in hedging relationships	Gain recognized in other comprehensive income (OCI)		Location of gain reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2013	2012		2013	2012

Interest rate contracts	$37	$15	Cost of sales	$19	$ 6
Foreign exchange contracts	52	32	Royalties	31	6

Total cash flow hedges	$89	$47		$50	$12

(1)	The amount of hedge ineffectiveness for the six months ended June 30, 2013 and 2012 was insignificant.
(2)	Certain amounts for prior periods were reclassified to conform to the current year presentation.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012

Foreign exchange contracts	Other income, net	$ 52	$(41)	$205	$97
Translated earnings contracts	Other income, net	227		251

Total undesignated		$279	$(41)	$456	$97

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

Fair value standards apply whenever an entity is measuring fair value under accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of June 30, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities that were measured on a recurring basis using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$870	$870
Other current assets (1)	$269		$269
Non-current assets:
Other assets (1)(2)	$254		$254

Current liabilities:
Other accrued liabilities (1)	$25		$25
Non-current liabilities:
Other liabilities (1)	$54		$54

(1)
Derivative assets and liabilities include foreign exchange contracts, interest rate contracts, and translated earnings contracts which are measured using observable quoted prices for similar assets and liabilities.

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

16.      Accumulated Other Comprehensive Income

A summary of changes in the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investee’s accumulated other comprehensive income (loss), is as follows (in millions):
	Changes in Accumulated Other Comprehensive Income by Component (1) for the three months ended June 30, 2013
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Beginning balance	$669	$(813)	$(17)	$29	$(132)
Other comprehensive (loss) income before reclassifications (2)	(224)	14	2	32	(176)
Amounts reclassified from accumulated other comprehensive loss (3)		4		(18)	(14)
Equity method affiliates (4)	(72)	5	1		(66)
Net current-period other comprehensive income	(296)	23	3	14	(256)
Ending balance	$373	$(790)	$(14)	$43	$(388)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)
Amounts are net of total tax expense of $(27) million, including $(20) million related to the hedges component, $(8) million related to the retirement plans component and $1 million related to the investments component.

(3)	Amounts are net of total tax benefit of $11 million related to the hedges component.
(4)	Tax effects related to equity method affiliates are not significant.

	Changes in Accumulated Other Comprehensive Income by Component (1) for the six months ended June 30, 2013
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Beginning balance	$1,174	$(820)	$(16)	$18	$356
Other comprehensive (loss) income before reclassifications (2)	(553)	14		56	(483)
Amounts reclassified from accumulated other comprehensive loss (3)		5		(32)	(27)
Equity method affiliates (4)	(248)	11	2	1	(234)
Net current-period other comprehensive income	(801)	30	2	25	(744)
Ending balance	$373	$(790)	$(14)	$43	$(388)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)
Amounts are net of total tax expense of $(42) million, including $(33) million related to the hedges component, $(8) million related to the retirement plans component and $(1) million related to the investments component.

(3)	Amounts are net of total tax benefit of $16 million, including $18 million related to the hedges component and $(2) million related to the retirement plans component.
(4)	Tax effects related to equity method affiliates are not significant.

	Changes in Accumulated Other Comprehensive Income by Component (1) for the three months ended June 30, 2012
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Beginning balance	$1,254	$(817)	$(23)	$1	$415
Other comprehensive income (loss) before reclassifications (2)	70	1		(5)	66
Amounts reclassified from accumulated other comprehensive income (3)		2		(4)	(2)
Equity method affiliates (4)	(56)	5	(1)	1	(51)
Net current-period other comprehensive income	14	8	(1)	(8)	13
Ending balance	$1,268	$(809)	$(24)	$(7)	$428

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax benefit of $3 million related to the hedges component.
(3)	Amounts are net of total tax benefit of $1 million, including $2 million related to the hedges component and $(1) million related to the retirement plans component.
(4)	Tax effects related to equity method affiliates are not significant.

	Changes in Accumulated Other Comprehensive Income by Component (1) for the six months ended June 30, 2012
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Beginning balance	$1,353	$(819)	$(29)	$(29)	$476
Other comprehensive (loss) income before reclassifications (2)	(143)	1	6	30	(106)
Amounts reclassified from accumulated other comprehensive income (3)		4	(7)	(8)	(11)
Equity method affiliates (4)	58	5	6		69
Net current-period other comprehensive income	(85)	10	5	22	(48)
Ending balance	$1,268	$(809)	$(24)	$(7)	$428

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax expense of $(20) million, including $(17) million related to the hedges component and $(3) million related to the investments component.
(3)
Amounts are net of total tax benefit of $4 million, including $4 million related to the hedges component, $3 million related to the investments component and $(3) million related to the retirement plans component.

(4)	Tax effects related to equity method affiliates are not significant.

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income (AOCI) by Component (1)
Details about AOCI Components	Amount reclassified from AOCI				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Amortization of net actuarial loss	$(4)	$(3)	$(8)	$(7)	(2)
Amortization of prior service cost			1		(2)
	(4)	(3)	(7)	(7)	Total before tax
		1	2	3	Tax benefit
	$(4)	$(2)	$(5)	$(4)	Net of tax

Realized gains on investments				$10	Other income, net
				(3)	Tax expense
				7	Net of tax

Realized gains on designated hedges	$11	$3	$19	$6	Cost of sales
	18	3	31	6	Royalties
	29	6	50	12	Total before tax
	(11)	(2)	(18)	(4)	Tax expense
	18	4	32	8	Net of tax

Total reclassifications for the period	$14	$2	$27	$11	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.
(2)	These accumulated other comprehensive income components are included in net periodic pension cost. See Note 13 – Employee Retirement Plans for additional details.

17.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $14 million and $16 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $25 million and $40 million for the six months ended June 30, 2013 and 2012, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.  Performance-based restricted stock and restricted stock units fully vested in the first quarter of 2012.  Compensation expense for performance-based restricted stock and restricted stock units is included in periods ended prior to April 1, 2012.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the Stock Option Plans for the six months ended June 30, 2013:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2012	64,061	$16.63
Granted	4,339	14.34
Exercised	(5,134)	7.64
Forfeited and Expired	(1,307)	13.48
Options Outstanding as of June 30, 2013	61,959	17.28	5.12	76,514
Options Expected to Vest as of June 30, 2013	61,780	17.29	5.12	76,327
Options Exercisable as of June 30, 2013	48,268	18.08	4.07	64,810

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2013, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of June 30, 2013, there was approximately $33 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.5 years.  Compensation cost related to stock options was approximately $6 million and $9 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $11 million and $21 million for the six months ended June 30, 2013 and 2012, respectively.

Proceeds received from the exercise of stock options were $39 million and $19 million for the six months ended June 30, 2013 and 2012, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the six months ended June 30, 2013 and 2012 was approximately $30 million and $20 million, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not fully recognized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended June 30,						Six months ended June 30,
	2013			2012			2013			2012
Expected volatility	46.9	-	47.1%	48.1	-	48.3%	46.9	-	47.4%	48.1	-	48.9%
Weighted-average volatility	47.1	-	47.1%	48.3	-	48.3%	47.1	-	47.3%	48.3	-	48.5%
Expected dividends	2.79	-	2.79%	2.28	-	2.28%	2.79	-	3.02%	2.28	-	2.33%
Risk-free rate	0.8	-	1.1%	0.9	-	1.2%	0.8	-	1.5%	0.9	-	1.3%
Average risk-free rate	1.1	-	1.1%	1.2	-	1.2%	1.1	-	1.4%	1.2	-	1.3%
Expected term (in years)	5.8	-	7.2	5.7	-	7.1	5.8	-	7.2	5.7	-	7.1
Pre-vesting departure rate	0.4	-	4.1%	0.4	-	4.2%	0.4	-	4.1%	0.4	-	4.2%

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

Incentive Stock Plans

The Corning Incentive Stock Plan permits restricted stock and restricted stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.  Restricted stock and restricted stock units under the Incentive Stock Plan are granted at the closing market price on the grant date, contingently vest over a period of generally one to ten years, and generally have contractual lives of one to ten years.  The fair value of each restricted stock grant or restricted stock unit awarded under the Incentive Stock Plans was estimated on the date of grant.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2012, and changes which occurred during the six months ended June 30, 2013:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2012	5,363	$15.97
Granted	2,041	13.18
Vested	(1,398)	18.13
Forfeited	(64)	15.98
Non-vested shares and share units at June 30, 2013	5,942	$14.50

As of June 30, 2013, there was approximately $35 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $8 million and $7 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $14 million and $17 million for the six months ended June 30, 2013 and 2012, respectively.

Performance-Based Restricted Stock and Restricted Stock Units:

The performance-based restricted stock and restricted stock unit compensation program was terminated in 2010.  All performance-based restricted stock and restricted stock units were fully vested in the first quarter of 2012.

Performance-based restricted stock and restricted stock units were earned upon the achievement of certain targets, and were payable in shares of the Company’s common stock upon vesting, typically over a three-year period.  The fair value was based on the closing market price of the Company’s stock on the grant date and assumed that the target payout level would be achieved.  Compensation cost was recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.  During the performance period, compensation cost was adjusted based on changes in the expected outcome of the performance-related target.

As of June 30, 2013, there is no unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million for the six months ended June 30, 2012.

18.      Significant Customers

For the three and six months ended June 30, 2013 and 2012, Corning had no customers that individually accounted for 10% or more of the Company’s consolidated net sales.

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

Reportable Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2013
Net sales	$631	$601	$228	$301	$219	$2	$1,982
Depreciation (1)	$117	$38	$30	$35	$14	$5	$239
Amortization of purchased intangibles		$2			$6		$8
Research, development and engineering expenses (2)	$18	$31	$22	$40	$5	$35	$151
Equity in earnings of affiliated companies	$108	$1	1	$3		$4	$117
Income tax (provision) benefit	$(84)	$(38)	$(18)	$(28)	$(13)	$15	$(166)
Net income (loss) (3)	$337	$76	$36	$58	$25	$(31)	$501

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2012
Net sales	$641	$559	$249	$296	$162	$1	$1,908
Depreciation (1)	$125	$34	$29	$36	$10	$3	$237
Amortization of purchased intangibles		$2			$2		$4
Research, development and engineering expenses (2)(4)	$26	$35	$26	$37	$5	$29	$158
Equity in earnings of affiliated companies	$184	$2				$9	$195
Income tax (provision) benefit (4)	$(78)	$(17)	$(17)	$(17)	$(5)	$12	$(122)
Net income (loss) (3)(4)	$372	$37	$34	$34	$11	$(16)	$472

Six months ended June 30, 2013
Net sales	$1,281	$1,071	$456	$559	$426	$3	$3,796
Depreciation (1)	$241	$72	$61	$74	$28	$9	$485
Amortization of purchased intangibles		$4			$11		$15
Research, development and engineering expenses (2)	$37	$66	$45	$75	$10	$71	$304
Equity in earnings of affiliated companies	$241	$2	$1	$3		$9	$256
Income tax (provision) benefit	$(164)	$(55)	$(31)	$(47)	$(18)	$30	$(285)
Net income (loss) (3)	$686	$111	$63	$97	$37	$(59)	$935

Six months ended June 30, 2012
Net sales	$1,346	$1,067	$512	$584	$317	$2	$3,828
Depreciation (1)	$254	$64	$57	$70	$20	$6	$471
Amortization of purchased intangibles		$5			$4		$9
Research, development and engineering expenses (2)(4)	$53	$70	$52	$74	$11	$56	$316
Equity in earnings of affiliated companies	$366	$(2)	$1			$13	$378
Income tax (provision) benefit (4)	$(174)	$(29)	$(37)	$(28)	$(11)	$23	$(256)
Net income (loss) (3)(4)	$794	$58	$75	$56	$23	$(36)	$970

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

(4)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and six months ended June 30, 2012.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income of reportable segments (4)	$532	$488	$994	$1,006
Non-reportable segments	(31)	(16)	(59)	(36)
Unallocated amounts:
Net financing costs (1)	(28)	(44)	(62)	(84)
Stock-based compensation expense	(14)	(16)	(25)	(40)
Exploratory research	(27)	(24)	(51)	(47)
Corporate contributions	(12)	(10)	(25)	(23)
Equity in earnings of affiliated companies, net of impairments (2)	49	64	83	99
Asbestos settlement (3)	(6)	(5)	(8)	(6)
Purchased collars and average rate forward contracts (6)	227		251
Other corporate items (4)(5)	(52)	37	34	79
Net income (4)	$638	$474	$1,132	$948

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation, which includes a $9 million and $11 million restructuring charge for our share of costs for the three and six months ended June 30, 2013.

(3)
In the three and six months ended June 30, 2013, Corning recorded a charge of $6 million and $8 million, respectively, to adjust the asbestos liability for the change in value of components of the Amended PCC Plan.  In the three and six month ended June 30, 2012, Corning recorded a charge of $5 million and $6 million, respectively, to adjust the asbestos liability for the change in value of components of the Amended PCC Plan.

(4)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and six months ended June 30, 2012.

(5)	For the six months ended June 30, 2013, Corning recorded a $54 million tax benefit for the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.
(6)	For the three and six months ended June 30, 2013, Corning recorded a net gain of $227 million and $251 million, respectively, related to its purchased collars and average rate forward contracts.

In the Specialty Materials operating segment, assets decreased from $1.7 billion at December 31, 2012 to $1.4 billion at June 30, 2013.  The decrease is due primarily to the decrease in accounts receivables from lower sales in the second quarter of 2013, when compared to the fourth quarter of 2012 and the impact of translating fixed assets held in foreign locations.  In the Telecommunications segment, assets increased from $1.4 billion at December 31, 2012, to $1.6 billion at June 30, 2013.  The increase is due primarily to an increase in inventory driven by our fiber-to-the-home initiative in Australia, and the impacts of the consolidation of an equity company due to change in control and a small acquisition completed in the second quarter of 2013.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the second quarter of 2013, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 95% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 11% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 88% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 31% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 42% of total segment sales.

In the first six months of 2013, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 93% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 11% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 35% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 42% of total segment sales.

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

OVERVIEW
Although Corning’s net sales remained relatively consistent in the three months ended June 30, 2013 when compared to the same period in 2012, net income increased by 35%, driven by the positive impact of our yen-denominated hedge programs, an actuarial gain on the true-up of our defined benefit pension plan valuation and an increase in net income in the Life Sciences, Telecommunications and Specialty Materials segments.

Net sales in the second quarter of 2013 were $1,982 million, compared to $1,908 million in the second quarter of 2012.  When compared to the second quarter of 2012, the slight increase in net sales was driven by the following items:

•	An increase in net sales in the Life Sciences segment due to the impact of the acquisition of the majority of the Discovery Labware business in the fourth quarter of 2012;
•
A 8% increase in Telecommunication segment sales, driven by an increase in our fiber-to-the-premises products in the amount of $42 million, largely due to the ramp-up of the initiative in Australia and an increase in wireless and enterprise network product sales;

•	A slight increase in Specialty Materials segment sales, driven by an increase in sales for Corning® Gorilla® Glass;
•	An 8% decline in sales in the Environmental Technologies segment, driven by reductions in demand for our heavy duty diesel products; and
•
Lower sales in the Display Technologies segment, primarily due to the depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in percentage terms, offset somewhat by an increase in volume in the mid-forties.

Net sales in the six months ended June 30, 2013 were $3,796 million, compared to $3,828 million for the same period in 2012.  When compared to the six months ended June 30, 2012, the slight decrease in net sales was driven by the following items:

•	A decrease in Specialty Materials segment sales, driven by a decrease in advanced optics products, due to the downturn in the semiconductor industry;
•	A decline in diesel product sales in the Environmental Technologies segment due to reductions in demand for our light duty and heavy duty diesel products;
•
Lower sales in the Display Technologies segment, primarily due to the depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in percentage terms, offset somewhat by an increase in volume in the mid-thirties;

•	An increase in net sales in the Life Sciences segment due to the impact of the acquisition of the majority of the Discovery Labware business in the fourth quarter of 2012; and

•
A slight increase in Telecommunications segment sales, driven by an increase in fiber-to-the-premises, enterprise network and wireless products, offset by lower sales of our legacy cable products due to the slowdown in U.S. governmental stimulus spending.

In the second quarter of 2013, we generated net income of $638 million or $0.43 per share, compared to net income of $474 million or $0.31 per share for the same period in 2012.  When compared to the second quarter of 2012, the increase in net income was due largely to the following items:

•	Net gain recorded on our purchased collars and average rate forward contracts related to translated earnings contracts in the amount of $148 million, after tax;
•
The positive impact of the true-up to our 2012 defined benefit pension plan valuation in the amount of $26 million, after tax.  In the first quarter of 2013, Corning changed its method of recognizing actuarial gains and losses in our defined benefit pension plans to immediately recognize these gains and losses in income when the plan is remeasured or valuation estimates are finalized;

•	A gain in the amount of $11 million, after tax, for the change in control of an equity investment, resulting in the consolidation of the investment;
•	Higher net income in the Life Sciences, Telecommunications, Environmental Technologies and Specialty Materials segments; and
•	Lower operating expenses, driven by a decrease in stock compensation expense and cost control measures implemented by our segments.

In the six months ended June 30, 2013, we reported net income of $1,132 million or $0.76 per share, an increase of 19% when compared to net income of $948 million or $0.62 per share for the first half of 2012.  The increase in net income in the first half of 2013 was driven by the same dynamics seen in the second quarter of 2013, coupled with the following item:

•	A tax benefit in the amount of $54 million related to the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

Partially offsetting the increase in net income in the first half of 2013 were lower net income in the Environmental Technologies and Display Technologies segments, increased acquisition costs, and lower equity earnings at both Dow Corning and Samsung Corning Precision.

Our key priorities for 2013 remain similar to those from previous years:  protect our financial health and invest in the future.  During the second quarter of 2013, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

•
We ended the second quarter of 2013 with $5.5 billion of cash, cash equivalents and short-term investments, a decrease from the balance at December 31, 2012 of $6.1 billion, but well above our debt balance at June 30, 2013 of $2.9 billion.  The decrease in cash was largely driven by the repayment of the Chinese credit facility in the amount of approximately $500 million, the share repurchase program initiated in the second quarter of 2013, and the small acquisition completed in the second quarter.

•	Our debt to capital ratio decreased from 14% reported at December 31, 2012 to 12% at June 30, 2013, largely due to the repayment of the Chinese credit facility in the first quarter of 2013.
•	We generated significant positive operating cash flow in the amount of $1,018 million. When compared to the first half of 2012, operating cash flow declined by $314 million.

Investing In Our Future
We continue to focus on the future and on what we do best – creating keystone components that enable high-technology systems.  We remain committed to investing in research, development and engineering to drive innovation.  During 2013, we will maintain our balanced innovation strategy focused on:  growing our existing businesses; developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and investing in long range opportunities in each of our market segments.  Our spending levels for research, development, and engineering decreased slightly in the second quarter and first six months of 2013 when compared to the same period last year, and were approximately 9% of sales in both periods.

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

Capital spending totaled $438 million and $853 million for the six months ended June 30, 2013 and 2012, respectively.  Spending in the first six months of 2013 was driven primarily by the Display Technologies segment, and focused on high performance display capital investments, tank rebuilds and the expansion project in China.  We expect our 2013 capital spending to be approximately $1.3 billion.  Approximately $457 million will be directed toward our Display Technologies segment, of which approximately $82 million is related to capital projects started in 2011 and 2012.

Corporate Outlook
We expect sales to grow in our Telecommunications and Life Sciences segments, and for our market share to remain stable and price declines to be moderate in our Display Technologies segment.  We expect an increase in sales of fiber-to-the-premises products in Australia, Europe and North America, coupled with growth in enterprise network products, to drive the sales improvement in our Telecommunications segment.  Our recent acquisition of the Discovery Labware business is expected to grow Life Sciences segment sales in 2013.  We believe the overall LCD glass retail market in 2013 will increase in the mid-to-high single digits from 3.5 billion square feet in 2012, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  Net income may be negatively impacted by lower equity earnings from our equity affiliate Dow Corning and the impact of movements in foreign exchange rates, particularly the Japanese yen.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial health, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$1,982	$1,908	4	$3,796	$3,828	(1)

Gross margin	$883	$808	9	$1,653	$1,632	1
(gross margin %)	45%	42%		44%	43%

Selling, general, and administrative expenses	$266	$286	(7)	$525	$559	(6)
(as a % of net sales)	13%	15%		14%	15%

Research, development, and engineering expenses	$179	$185	(3)	$357	$369	(3)
(as a % of net sales)	9%	10%		9%	10%

Equity in earnings of affiliated companies	$166	$259	(36)	$339	$477	(29)
(as a % of net sales)	8%	14%		9%	12%

Income before income taxes	$829	$574	44	$1,357	$1,166	16
(as a % of net sales)	42%	30%		36%	30%

Provision for income taxes	$(191)	$(100)	91	$(225)	$(218)	3
(as a % of net sales)	(10)%	(5)%		(6)%	(6)%

Net income attributable to Corning Incorporated	$638	$474	35	$1,132	$948	19
(as a % of net sales)	32%	25%		30%	25%

Net Sales
For the three months ended June 30, 2013, net sales increased by $74 million when compared to the same period in 2012, driven by higher sales in our Life Sciences, Telecommunications and Specialty Materials segments, offset by lower sales in the Display Technologies and Environmental Technologies segments.  Net sales increased in the Life Sciences segment due to the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012, which increased sales by $57 million.  Telecommunications sales were higher driven by an increase in sales of our fiber-to-the-premises products in the amount of $42 million, largely due to the ramp-up of the initiative in Australia and an increase in wireless product sales of $9 million, coupled with an increase of $5 million for enterprise network products.  In the Specialty Materials segment, sales of Corning Gorilla Glass increased, but were partially offset by a decline in sales of advanced optics products.  Partially offsetting the improvements in these segments were net sales declines in the Environmental Technologies and Display Technologies segments.  In the Environmental Technologies segment, sales declined due to reductions in demand for heavy-duty diesel products, driven by reduced production of Class 8 trucks in North America.  In the Display Technologies segment, although volume increased in the mid-forties in percentage terms, price declines in the mid-teens and the impact of the depreciation of the Japanese yen versus the U.S. dollar more than offset the volume gains, resulting in a decline in net sales.

For the six months ended June 30, 2013, net sales remained relatively consistent when compared to the same period in 2012.  Higher sales in the Life Sciences segment, driven by the impact of the acquisition of the Discovery Labware business, were offset by declines in the Display Technologies, Environmental Technologies and Specialty Materials segments.  Volume increases in the mid-thirties in percentage terms in the Display Technologies segment were more than offset by price declines in the mid-teens and the impact of the depreciation of the Japanese yen versus the U.S. dollar.  In the Environmental Technologies segment, sales declined due to reductions in demand for heavy-duty diesel products, driven by reduced production of Class 8 trucks in North America, and a decrease in sales of our advanced optics products of 16% drove the decline in the Specialty Materials segment.

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

Gross Margin
As a percentage of net sales, gross margin for the three and six months ended June 30, 2013 increased when compared to the same periods last year, due primarily to improvements in manufacturing performance in the Telecommunications and Specialty Materials segments, offset by price declines and the impact of the depreciation of the Japanese yen versus the U.S. dollar in the Display Technologies segment.

Selling, General, and Administrative Expenses
For the three and six months ended June 30, 2013, selling, general, and administrative expenses decreased by $20 million and $34 million, respectively.  This decrease was driven by a decline in compensation and benefits expense of $9 million and $22 million, respectively, driven by a decrease in stock option expense and cost control measures implemented by our segments.  As a percentage of net sales, these expenses decreased when compared to the same periods last year.

The types of expenses included in the selling, general, and administrative expenses line item are: salaries, wages, and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development, and Engineering Expenses
For the three and six months ended June 30, 2013, research, development, and engineering expenses decreased by $6 million and $12 million, respectively, when compared to the same periods last year, driven by lower spending in our Display Technologies and Environmental Technologies segments, offset by an increase in spending in the Specialty Materials segment and for new product development.  As a percentage of net sales, research, development and engineering expenses decreased when compared to the same periods in 2012.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Samsung Corning Precision	$111	$193	$244	$376
Dow Corning Corporation	45	61	80	96
All other	10	5	15	5
Total equity earnings	$166	$259	$339	$477

Equity earnings of affiliated companies decreased for the three and six months ended June 30, 2013, when compared to the same periods last year, reflecting lower earnings at Dow Corning, driven by declines in both silicon and polysilicon products, and Samsung Corning Precision, driven by the depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in percentage terms.  The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of Core Performance Measures, the performance of the Display Technologies segment and in All Other.

Equity earnings from Dow Corning declined 26% and 17% when compared to the three and six months ended June 30, 2012.  The following table provides a summary of equity in earnings from Dow Corning, by component (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Silicones	$42	$53	$84	$85
Hemlock Semiconductor (Polysilicon)	3	8	(4)	11
Total Dow Corning	$45	$61	$80	$96

Equity earnings from Dow Corning in the three and six months ended June 30, 2013 declined when compared to the same periods in the prior year, due largely to the following items:

•
A decrease in earnings at Hemlock Semiconductor Group (Hemlock), a producer of high purity polycrystalline silicon for the semiconductor and solar industries, due to volume and price declines driven by overcapacity at all levels of the solar industry supply chain;

•	Restructuring charges in the amounts of $9 million and $11 million, respectively, at Hemlock;
•	A decrease in sales for silicon products, driven by price declines and weaker demand in Europe and China; and
•	The absence of two small non-recurring gains of approximately $11 million recorded in the second quarter of 2012.

Although conditions at Hemlock continue to be negatively impacted by overcapacity at all levels of the solar industry supply chain, volume declines in the second quarter were not as severe as in prior quarters. This is not expected to repeat in the third quarter of 2013.

As discussed in our 2012 Form 10-K, during the fourth quarter of 2012, negative events and circumstances at Dow Corning indicated that assets of Dow Corning’s polycrystalline silicon business might be impaired.  In accordance with accounting guidance for impairment of long-lived assets, Dow Corning compared estimated undiscounted cash flows to the assets’ carrying value and determined that the asset group was recoverable as of December 31, 2012.  Dow Corning is evaluating the impact of the preliminary determination notice received from MOFCOM in July 2013.  Based on current expectations, Dow Corning believes its estimate of future undiscounted cash flows will continue to indicate the assets are recoverable.  However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.  Dow Corning’s estimate of cash flows might change as a result of continued pricing deterioration, ongoing oversupply in the market, or other adverse market conditions that result in non-performance by customers under long-term contracts.  Corning’s share of the carrying value of this asset group is approximately $800 million, after tax.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Royalty income from Samsung Corning Precision	$14	$21	$29	$43
Foreign currency hedge gains (losses), net	251	(1)	282	5
Net loss attributable to noncontrolling interests	1	1	2	3
Other, net	(1)	(13)	17	(14)
Total	$265	$8	$330	$37

Included in the line item Foreign currency hedge gains (losses), net, for the three and six months ended June 30, 2013, is the impact of the purchased collars and average forward contracts, which hedge our exposure to movements in the Japanese yen and its impact on our net earnings, in the amount of $227 million and $251 million, respectively.

Income Before Income Taxes
Income before income taxes for the three and six months ended June 30, 2013 was not significantly impacted by movements in foreign exchange rates when compared to the same periods last year.  The significant depreciation in the Japanese yen versus the U.S. dollar when compared to the same periods last year was offset by the net realized gain on our Japanese yen-denominated hedge programs.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Provision for income taxes	$(191)	$(100)	$(225)	$(218)
Effective tax rate (1)	23.0%	17.4%	16.6%	18.7%

(1)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

In addition to the items noted above, the tax provision for the three months ended June 30, 2013 reflected the U.S. tax expense associated with the realized and unrealized gains on the translated earnings contracts.  Refer to Note 14 Hedging Activities for further information.  The tax provision for the six months ended June 30, 2013, reflects a $54 million tax benefit to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

For the three and six months ended June 30, 2012, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax;
•	The expiration of favorable U.S. tax provisions; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to Corning Incorporated	$638	$474	$1,132	$948
Basic earnings per common share	$0.43	$0.31	$0.77	$0.63
Diluted earnings per common share	$0.43	$0.31	$0.76	$0.62
Shares used in computing per share amounts
Basic earnings per common share	1,469	1,506	1,471	1,511
Diluted earnings per common share	1,478	1,518	1,480	1,524

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at Core Performance measures.  We believe reporting Core Performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Net sales, equity in earnings of affiliated companies, and net income are adjusted to exclude the impacts of changes in the Japanese yen, the impact of the purchased collars, average forward contracts and other yen-related transactions, acquisition-related costs, the results of the polysilicon business of our equity affiliate Dow Corning Corporation, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses and pension mark-to-market adjustments.  Management discussion and analysis on our Reportable Segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for U.S. GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12
Core net sales	$2,021	$1,819	11%	$3,835	$3,639	5%
Core equity in earnings of affiliated companies	$173	$211	(18)%	$353	$389	(9)%
Core earnings	$469	$388	21%	$900	$771	17%

Core Net Sales
Core net sales increased in the three and six months ended June 30, 2013, when compared to the same periods in 2012, driven by an increase of 21% and 14%, respectively, in the Display Technologies segment.  Display Technologies volume increased in the mid-forties and mid-thirties in percentage terms, respectively, when compared to the same periods last year, offset somewhat by price declines in the mid-teens.  Sequential price declines were more moderate in the first half of 2013, as a result of the customer agreements we entered into in the third quarter of 2012, which stabilize our share at key customers in return for competitive pricing.  Core net sales also increased in the Life Sciences and Telecommunications segments.  Net sales increased in the Life Sciences segment due to the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012, which increased sales by $57 million and $109 million for the three and six months ended June 30, 2013, respectively.  Telecommunications sales were higher in the three months ended June 30, 2013, driven by an increase in sales of our fiber-to-the-premises products in the amount of $42 million, largely due to the ramp-up of the initiative in Australia and an increase in wireless product sales of $9 million, coupled with an increase of $5 million for enterprise network products.  Net sales were up modestly in the Telecommunications segment in the first half of the year driven by an increase in sales of our fiber-to-the-premises products.  In the Specialty Materials segment, sales increased in the three months ended June 30, 2013, driven by an increase in sales of Corning Gorilla Glass, but were lower in the first half of the year, due to a decline of 16% in sales of advanced optics products.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies, excluding the impact of changes in the Japanese yen and the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor (in millions):
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Samsung Corning Precision	$120	$145	$253	$290
Dow Corning Corporation	43	53	85	85
All other	10	13	15	14
Total equity earnings	$173	$211	$353	$389

Core equity earnings of affiliated companies declined in the three and six months ended June 30, 2013, when compared to the same periods last year.  Equity earnings from Samsung Corning Precision decreased by $25 million, or 17%, and $37 million, or 13%, respectively, when the impact of the changes in the Japanese yen are excluded, reflecting price declines in the mid-teens, and relatively consistent volume in the second quarter and first half of 2013.  Improvements in manufacturing efficiency added $13 and $24 million, respectively, but were slightly offset by the expiration of tax holidays.

Excluding the impact of Hemlock and other special items, equity earnings from Dow Corning decreased by $10 million, or 19%, in the three months ended June 30, 2013, and remained consistent in the six months ended June 30, 2013, when compared to the same periods in 2012.  Core equity earnings at Dow Corning were driven by lower price and weaker demand for silicon products in Europe and China, the absence of two small non-recurring gains recorded in the second quarter of 2012 in the amount of $11 million, and higher interest expense, offset somewhat by a reduction in costs as a result of restructuring actions implemented in the fourth quarter of 2012.

Core Earnings
When compared to the same periods last year, core earnings increased in the three and six months ended June 30, 2013 by $81 million, or 21%, and $129 million, or 17%, respectively, driven by the following items:
•	An increase in volume in the Display Technologies segment base business in the mid-forties in percentage terms, offset slightly by price declines in the mid-teens;
•	Higher net income in the Life Sciences, Telecommunications and Specialty Materials segments;
•	Lower operating expenses, driven by a decrease in stock compensation expense and cost control measures implemented by our segments; and
•	A decrease in the effective tax rate.

The increase in core earnings for the three and six months ended June 30, 2013 was offset somewhat by lower net income in the Environmental Technologies segment, driven by lower demand for our diesel products.

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.

	Three months ended June 30, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate
As reported	$1,982	$166	$829	$638	23.0%
Acquisition-related costs (4)			8	5
Pension mark-to-market adjustment (8)			(41)	(26)
Asbestos settlement (6)			6	4
Gain on change in control of equity investment (9)			(17)	(11)
Hemlock Semiconductor operating results (3)		(12)	(12)	(11)
Hemlock Semiconductor non-operating results (3)(7)		9	9	9
Purchased collars and average rate forwards (2)			(229)	(147)
Other yen-related transactions (2)			(27)	(19)
Constant yen (1)	39	10	36	27
Core Performance measures	$2,021	$173	$562	$469	16.5%

	Three months ended June 30, 2012
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate
As reported	$1,908	$259	$574	$474	17.4%
Asbestos settlement (6)			5	3
Hemlock Semiconductor operating results (3)		(8)	(8)	(7)
Other yen-related transactions (2)			(6)	(4)
Constant-yen (1)	(89)	(40)	(95)	(78)
Core Performance measures	$1,819	$211	$470	$388	17.4%

	Six months ended June 30, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate
As reported	$3,796	$339	$1,357	$1,132	16.6%
Acquisition-related costs (4)			26	18
Pension mark-to-market (8)			(41)	(26)
Provision for income taxes (5)				(54)
Asbestos settlement (6)			8	5
Gain on change in control of equity investment (9)			(17)	(11)
Hemlock Semiconductor operating results (3)		(7)	(7)	(7)
Hemlock Semiconductor non-operating results (3)(7)		11	11	11
Purchased collars and average rate forwards (2)			(252)	(163)
Other yen-related transactions (2)			(46)	(32)
Constant-yen (1)	39	10	36	27
Core Performance measures	$3,835	$353	$1,075	$900	16.3%

	Six months ended June 30, 2012
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate
As reported	$3,828	$477	$1,166	$948	18.7%
Asbestos settlement (6)			6	4
Hemlock Semiconductor operating results (3)		(11)	(11)	(10)
Other yen-related transactions (2)			(12)	(8)
Constant-yen (1)	(189)	(77)	(201)	(163)
Core Performance measures	$3,639	$389	$948	$771	18.7%

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

(2)
Purchased collars, average forward contracts and other yen-related transactions:  We have excluded the impact of our purchased collars, average forward contracts, and other yen-related transactions for each period presented.  By aligning an internally derived rate with our portfolio of purchased collars and average forward contracts, and excluding other yen-related transactions and the Constant-yen adjustments, we have effectively eliminated the impact of changes in the Japanese yen on our results.

(3)
Results of Dow Corning Corporation’s equity affiliate, Hemlock Semiconductor:  We are excluding the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the operating and non-operating items and events which have caused severe unpredictability and instability in earnings over the past eighteen months, and are expected to continue in the future.  These events are being primarily driven by the macro-economic environment.  Specifically, the negative impact of the preliminary determination by the Chinese Ministry of Commerce, which imposes provisional anti-dumping duties on solar-grade polysilicon imports from the United States, and the impact of potential asset write-offs, offset by the potential benefit of large payments required under Hemlock customers’ “take-or-pay” contracts, are events that are unrelated to Dow Corning’s core operations, and that have, or could have, significant impacts to this business.

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
(8)
Pension mark-to-market adjustment:  Mark-to-market pension gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.  In accordance with GAAP, Corning recognizes pension actuarial gains and losses outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, for our defined benefit pension plans annually in the fourth quarter of each year and whenever a plan is remeasured or valuation estimates are finalized.  Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year.  Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions such as life expectancy of plan participants.  Management believes that pension actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets, and are not directly related to the underlying performance of our businesses.  For further information on the actuarial assumptions and plan assets referenced above, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Critical Accounting Estimates - Employee Retirement Plans, and Note 13, Employee Retirement Plans, of Notes to the Consolidated Financial Statements.

(9)
Gain on change in control of equity investment:  Gain as a result of certain changes to the Shareholder Agreement of an equity company, resulting in Corning having a controlling interest that requires consolidation of this investment.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with U.S. GAAP.  Our reportable segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and with how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to the most directly comparable GAAP financial measure, please see “Reconciliation of non-GAAP Measures” below.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies
The following tables provide net sales and other data for the Display Technologies segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$631	$641	(2)%	$1,281	$1,346	(5)%
Equity earnings of affiliated companies	$108	$184	(41)%	$241	$366	(34)%
Net income	$337	$372	(9)%	$686	$794	(14)%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$670	$552	21%	$1,320	$1,157	14%
Equity earnings of affiliated companies	$117	$144	(19)%	$250	$289	(13)%
Core earnings	$314	$284	11%	$650	$611	6%

The following tables reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2013			Six months ended June 30, 2013
Display Technologies	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$631	$108	$337	$1,281	$241	$686
Pension mark-to-market			(9)			(9)
Purchased collars			(25)			(25)
Other yen-related transactions			(18)			(31)
Constant-yen	39	9	29	39	9	29
Core performance	$670	$117	$314	$1,320	$250	$650

	Three months ended June 30, 2012			Six months ended June 30, 2012
Display Technologies	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$641	$184	$372	$1,346	$366	$794
Other yen-related transactions			(4)			(8)
Constant-yen	(89)	(40)	(84)	(189)	(77)	(175)
Core performance	$552	$144	$284	$1,157	$289	$611

The increase in core net sales for the three and six months ended June 30, 2013, which excludes the impact of changes in the Japanese yen, was primarily due to an increase in volume in the mid-forties and mid-thirties in percentage terms, respectively, when compared to the same periods last year, offset somewhat by price declines in the mid-teens.  Sequential price declines were more moderate in the second quarter of 2013, as a result of the customer agreements we entered into in the third quarter of 2012, which stabilize our share at key customers in return for competitive pricing.

Core equity earnings from Samsung Corning Precision decreased in the three and six months ended June 30, 2013, when compared to the same periods last year, reflecting price declines in the mid-teens and relatively consistent volume.  Improvements in manufacturing efficiency were offset by the impact of higher taxes, which increased by $14 million and $27 million, respectively, as a result of the partial expiration of tax holidays in Korea.

When compared to the same periods last year, core earnings in the Display Technologies segment increased in the three and six months ended June 30, 2013, primarily the result of the impact of significantly higher volume in our base business and lower operating expenses, offset slightly by an increase in manufacturing costs.  Core earnings for the six months ended June 30, 2013 were also positively impacted by a subsidy received from the Chinese government.

A number of Corning's patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Royalty income from Samsung Corning Precision decreased in the three and six months ended June 30, 2013, when compared to the same periods last year, reflecting the decline in sales at Samsung Corning Precision.

Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three months ended June 30, 2013, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 95% of total segment sales when combined.  For the six months ended June 30, 2013, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 93% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three and six months ended June 30, 2013, sales to two LCD panel makers located in Korea accounted for 92% of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass retail market to be up mid-to-high single digits in 2013, from 3.5 billion square feet in 2012.  We believe that the long-term market drivers will be LCD television growth, driven by growth of larger-sized LCD televisions and increased demand in emerging regions.

In the third quarter of 2013, Corning expects Display Technologies’ LCD glass volume to be consistent or increase slightly, when compared to the second quarter.  We expect sequential price declines to be moderate, and similar to the second quarter of 2013.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impacts that economic conditions, particularly a global economic recession, excess market capacity and world political tensions, could have on consumer demand.  While the LCD industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time, but we believe that we have levers to proactively manage our capacity to adjust to fluctuations in demand.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.  In order to mitigate this risk, Corning entered into a series of foreign exchange contracts through the end of 2015 to hedge our exposure to movements in the Japanese yen and its impact on our earnings.

Telecommunications
The following tables provide net sales and other data for the Telecommunications segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$601	$559	8%	$1,071	$1,067	0%
Net income	$76	$37	105%	$111	$58	91%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$601	$559	8%	$1,071	$1,067	0%
Core earnings	$60	$37	62%	$95	$58	64%

The following table reconciles the non-GAAP financial measures for the Telecommunications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2013		Six months ended June 30, 2013
Telecommunications	Sales	Net income	Sales	Net income
As reported	$601	$76	$1,071	$111
Pension mark-to-market		(9)		(9)
Gain on change in control		(11)		(11)
Acquisition-related costs		4		4
Core performance	$601	$60	$1,071	$95

In the three months ended June 30, 2013, net sales in the Telecommunications segment increased when compared to the same period last year, driven by an increase in sales of our fiber-to-the-premises products in the amount of $42 million, largely due to the ramp-up of the initiative in Australia and an increase in wireless product sales of $9 million.  Also slightly impacting the increase in sales was a small acquisition completed in the second quarter of 2013 and the consolidation of an investment due to a change in control.  Somewhat offsetting the increase in sales was a decline in sales of optical fiber of $5 million, due to lower demand for single-mode fiber in Europe and North America.

Sales in the six months ended June 30, 2013 were relatively consistent with the six months ended June 30, 2012, driven by higher sales of fiber-to-the-premises, enterprise network and wireless products, offset by lower sales of our legacy cable products due to the slowdown in U.S. governmental stimulus spending.

Core earnings in the Telecommunications segment were up significantly in the three and six months ended June 30, 2013, when compared to the same periods in 2012.  An increase in volume, improved manufacturing performance and the implementation of strong spending controls drove the increase in the second quarter.  In the first half of 2013, although volume was relatively flat, improved manufacturing performance and the implementation of strong spending controls, combined with the absence of the negative impact of the write-off of a small equity affiliate in the first quarter of 2012, drove the significant improvement in the first half of 2013.  Movements in foreign exchange rates did not significantly impact net income of this segment.

The Telecommunications segment has a concentrated customer base.  For the three and six months ended June 30, 2013, one customer of the Telecommunications segment represented approximately 11% of total segment sales.

Outlook:
In the third quarter of 2013, Telecommunications segment sales are expected to improve sequentially by approximately 20%, driven by strong fiber-to-the-premises demand in Australia, Europe and North America, enterprise network growth driven by data center projects, and the impact of our recent acquisition and consolidation of an equity affiliate.

Environmental Technologies
The following tables provide net sales and other data for the Environmental Technologies segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales:
Automotive	$120	$120	0%	$245	$249	(2)%
Diesel	108	129	(16)%	211	263	(20)%
Total net sales	$228	$249	(8)%	$456	$512	(11)%

Net income	$36	$34	6%	$63	$75	(16)%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$228	$249	(8)%	$456	$512	(11)%
Core earnings	$33	$34	(3)%	$60	$75	(20)%

The following table reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2013		Six months ended June 30, 2013
Environmental Technologies	Sales	Net income	Sales	Net income
As reported	$228	$36	$456	$63
Pension mark-to-market		(3)		(3)
Core performance	$228	$33	$456	$60

In the three months ended June 30, 2013, net sales of this segment decreased when compared to the same period in 2012, due to reductions in demand for our heavy duty diesel products.  Demand for heavy duty diesel products has been negatively impacted by a decline in the production of Class 8 vehicles in North America.  A slight increase in net sales of automotive products slightly offset the decline for diesel products, driven by an increase in automotive production in North America.

In the six months ended June 30, 2013, net sales of this segment decreased when compared to the same period in 2012, due to reductions in demand for both light duty filters and heavy duty diesel products.  Demand for light duty diesel vehicles which use our filters declined due to weak economic conditions in Europe.  Heavy duty diesel product sales were lower due to the decline in the production of Class 8 vehicles in North America.

Core earnings in the three and six months ended June 30, 2013 were negatively impacted by the decrease in volume described above, offset somewhat by improved manufacturing performance and lower operating expenses, when compared to the same periods last year.  Movements in foreign exchange rates did not significantly impact the results of this segment in the three and six months ended June 30, 2013.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three months ended June 30, 2013, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 88% of total segment sales when combined.  For the six months ended June 30, 2013, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 86% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the third quarter of 2013, we expect net sales to increase slightly when compared to the third quarter of 2012.

Specialty Materials
The following tables provide net sales and net income for the Specialty Materials segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$301	$296	2%	$559	$584	(4)%
Net income	$58	$34	71%	$97	$56	73%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$301	$296	2%	$559	$584	(4)%
Core earnings	$53	$40	33%	$92	$68	35%

The following tables reconcile the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2013		Six months ended June 30, 2013
Specialty Materials	Sales	Net income	Sales	Net income
As reported	$301	$58	$559	$97
Other yen-related transactions		(1)		(1)
Pension mark-to-market		(3)		(3)
Constant-yen		(1)		(1)
Core performance	$301	$53	$559	$92

	Three months ended June 30, 2012		Six months ended June 30, 2012
Specialty Materials	Sales	Net income	Sales	Net income
As reported	$296	$34	$584	$56
Constant-yen		6		12
Core performance	$296	$40	$584	$68

Net sales for the three months ended June 30, 2013 increased in the Specialty Materials segment when compared to the same period in 2012, driven primarily by an increase in demand for Corning Gorilla Glass, offset by a decrease in sales of advanced optics products of $6 million.  Net sales for the six months ended June 30, 2013 decreased in the Specialty Materials segment when compared to the same period in 2012, driven entirely by a decrease in sales of our advanced optics products, as sales of Corning Gorilla Glass remained consistent with the prior year.  Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in the three and six months ended June 30, 2013.

When compared to the same periods last year, the increase in core earnings for the three and six months ended June 30, 2013 was driven by improved manufacturing efficiency in the production of Corning Gorilla Glass, offset partially by lower volume and unfavorable manufacturing efficiencies in the production of advanced optics products.  Net income for the three and six months ended June 30, 2013 was not significantly impacted from movements in foreign exchange rates when compared to the same periods in 2012.

For the three months ended June 30, 2013, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 31% of total segment sales when combined.  For the six months ended June 30, 2013, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 35% of total segment sales when combined.

Outlook:
In the third quarter of 2013, Specialty Materials segment sales are anticipated to improve by approximately 10% sequentially, as demand for Corning Gorilla Glass increases.

Life Sciences
The following tables provide net sales and net income for the Life Sciences segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$219	$162	35%	$426	$317	34%
Net income	$25	$11	127%	$37	$23	61%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$219	$162	35%	$426	$317	34%
Core earnings	$24	$11	118%	$48	$23	109%

The following table reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2013		Six months ended June 30, 2013
Life Sciences	Sales	Net income	Sales	Net income
As reported	$219	$25	$426	$37
Pension mark-to-market		(3)		(3)
Acquisition-related costs		2		14
Core performance	$219	$24	$426	$48

Net sales for the three and six months ended June 30, 2013 increased when compared to the same periods last year, due to the impact of the acquisition of the Discovery Labware business completed in the fourth quarter of 2012, which increased net sales by $59 million and $116 million, respectively.  Net sales of the segment’s existing lines declined slightly when compared to the three and six months ended June 30, 2012, driven by a decline in U.S. governmental spending.  Net sales were not significantly impacted by movements in foreign exchange rates when compared to the same periods last year.

When compared to the same periods in 2012, core earnings in the three and six months ended June 30, 2013 increased substantially, driven by the impact of the Discovery Labware acquisition.  Net income in these periods was not significantly impacted by movements in foreign exchange rates when compared to the same periods in 2012.

For the three months ended June 30, 2013, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 42% of net sales when combined.  For the six months ended June 30, 2013, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 42% of net sales when combined.

Outlook:
In the third quarter of 2013, we expect net sales to increase approximately 40% to 45% when compared to the third quarter of 2012, due to the acquisition of Discovery Labware.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
As Reported and Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$2	$1	100%	$3	$2	50%
Research, development and engineering expenses	$35	$29	21%	$71	$56	27%
Equity in earnings of affiliated companies	$4	$9	(56)%	$9	$13	(31)%
Net loss	$(31)	$(16)	*	$(59)	$(36)	*

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

The results of this segment for the three and six months ended June 30, 2013 reflect an increase in research, development, and engineering expenses for development projects, and the absence of the gain on the sale of assets in Samsung Corning Precision’s non-LCD glass business, recorded in the second quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the six months ended June 30, 2013 and 2012:

•
On June 24, 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance. The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.

•
In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of June 30, 2013, we were in compliance with this covenant.

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

On April 24, 2013, Corning’s Board of Directors declared an 11% increase in the Company’s quarterly common stock dividend.  Corning’s quarterly dividend increased from $0.09 per share to $0.10 per share of common stock.  The board also authorized a stock repurchase program for purchasing up to $2 billion of the Company’s common stock.  This program is incremental to repurchases totaling $1.5 billion completed in December 2012.  The stock repurchase authorization expires on December 31, 2014.

Capital Spending
Capital spending totaled $438 million and $853 million for the six months ended June 30, 2013 and 2012, respectively.  Spending in the first six months of 2013 was driven primarily by the Display Technologies segment, and focused on high performance display capital investments, tank rebuilds and the expansion project in China.  We expect our 2013 capital spending to be approximately $1.3 billion.  Approximately $457 million will be directed toward our Display Technologies segment, of which approximately $82 million is related to capital projects started in 2011 and 2012.

Cash Flow
Summary of cash flow data (in millions):
	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$1,018	$1,332
Net cash used in investing activities	$(350)	$(1,139)
Net cash provided by (used in) financing activities	$(984)	$260

Net cash provided by operating activities decreased in the six months ended June 30, 2013, when compared to the same period last year, largely due to a decrease in dividends received from affiliated companies and the unfavorable impact of changes in working capital, driven by higher incentive compensation payments, an increase in foreign tax payments, and an increase in inventory in the Telecommunications segment driven by our fiber-to-the-home initiative in Australia.  These events were partially offset by higher net income and a decrease in pension funding, combined with the non-cash impact of the increase in the deferred tax provision.

Net cash used in investing activities was lower in the six months ended June 30, 2013, when compared to the same period last year, due to a decrease in capital spending and the liquidation of short-term investments, offset by the premium related to our purchased collars.

Net cash used in financing activities in the six months ended June 30, 2013 increased when compared to the same period last year, driven primarily by the absence of the issuance of long-term debt in the first quarter of 2012, the retirement of long-term debt in the first quarter of 2013, and higher dividend payments, offset slightly by lower share repurchases.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of June 30, 2013	As of December 31, 2012

Working capital	$7,456	$7,739
Current ratio	5.7:1	5.0:1
Trade accounts receivable, net of allowances	$1,296	$1,302
Days sales outstanding	59	55
Inventories	$1,240	$1,051
Inventory turns	4.2	4.7
Days payable outstanding (1)	42	41
Long-term debt	$2,822	$3,382
Total debt to total capital	12%	14%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2012 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Positive
February 14, 2012

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the second quarter of 2013 with approximately $5,471 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At June 30, 2013, approximately 77% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are indefinitely reinvested in our foreign operations but are available for repatriation, subject to relevant tax consequences, which may be significant in a particular period.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.

From time to time, we may issue debt, the proceeds of which may be used for general corporate purposes.  Additionally, to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In May 2013, the Company entered into two interest rate swap agreements to hedge against an increase in interest rates in anticipation of a $1 billion debt issuance expected to be executed during 2013.  The instruments were designated as cash flow hedges.  The swap is recorded at fair value in the other asset/other liabilities line item on the consolidated balance sheet at June 30, 2013.  Through June 30, 2013, the hedge ineffectiveness related to this instrument was not material.

On June 24, 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.

During the three months ended June 30, 2013, we repurchased 15.9 million shares of common stock for $242 million as part of a $2.0 billion share repurchase program announced on April 24, 2013.  During the three and six months ended June 30, 2012, we repurchased 25.7 million and 31.1 million shares of common stock for $335 million and $407 million, respectively, as part of a $1.5 billion share repurchase program announced on October 5, 2011 and completed in the fourth quarter of 2012.

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

Our major source of funding for the remainder of 2013 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments, and proceeds from our commercial paper program and any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to a $1.0 billion unsecured committed revolving credit facility, the proceeds of which may be used for general corporate purposes, including support for our commercial paper program.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At June 30, 2013, our leverage using this measure was 12%, and we are in compliance with the financial covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of June 30, 2013, we were in compliance with all such provisions.

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

Purchased Collars and Average Forward Rate Contracts
In the first quarter of 2013, Corning executed a series of purchased collars that expire quarterly across a two year-period to hedge its translation exposure resulting from movements in the Japanese yen against the U.S. dollar.  These derivatives are not designated as accounting hedges and changes in fair value are recorded in other income immediately.  The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet.

In the second quarter of 2013, Corning entered into a series of average rate forwards with no associated premium, which partially hedge the impact of Japanese yen on Corning’s projected 2015 net income.  Like the purchased collars, these contracts settle quarterly, and are not designated as accounting hedges.

Changes in the fair value of the purchased collars and average forward rate contracts are recorded currently in earnings in the other income line of the consolidated statements of income.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2012 Form 10-K and remain unchanged through the first six months of 2013.  For certain items, additional details are provided below.

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

At June 30, 2013 and December 31, 2012, the carrying value of precious metals was higher than our fair market by $265 million and $28 million, respectively.  Although the carrying value of precious metals was higher than the fair market value in both periods, the undiscounted cash flow test showed that these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

Employee Retirement Plans

As discussed in Note 1 “Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, in the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans.  In the second quarter of 2013, we recorded a gain in the amount of $41 million, pre-tax, which represented the impact to income for the finalization of the valuation of our defined benefit pension plan obligation dated December 31, 2012.

The following table presents our actual and expected return on assets, including the gain recognized in the second quarter of 2013, as well as the corresponding percentage, for the years ended 2012, 2011 and 2010:
	December 31,
(In millions)	2012	2011	2010
Actual return on plan assets – Domestic plans	$300	$216	$211
Expected return on plan assets – Domestic plans	150	155	148
Actual return on plan assets – International plans	10	16	21
Expected return on plan assets – International plans	10	11	12

	December 31,
	2012	2011	2010
Weighted-average actual and expected return on assets:
Actual return on plan assets – Domestic plans	12.06%	9.24%	10.49%
Expected return on plan assets – Domestic plans	6.00%	6.50%	7.25%
Actual return on plan assets – International plans	6.01%	8.40%	10.70%
Expected return on plan assets – International plans	6.01%	5.59%	6.01%

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

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 16 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  Corning accrues for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2013, and December 31, 2012, Corning had accrued approximately $17 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Internal controls over financial reporting for SCP and DCC is the responsibility of SCP and DCC management.  Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of June 30, 2013.

During the fiscal quarter ended June 30, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  See our 2012 Form 10-K.

Dow Corning Corporation.  See our 2012 Form 10-K.  For updates to estimated liabilities as of June 30, 2013, and for information regarding the Chinese Ministry of Commerce antidumping and countervailing duty investigations of solar-grade polycrystalline silicon products imported to China from the U.S. and Korea, see Part I, Item 1, Financial Statements, Note 9, “Investments – Dow Corning Corporation (Dow Corning),” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Pittsburgh Corning Corporation.  See our 2012 Form 10-K.  For updates as of June 30, 2013, see Part I, Item 1, Financial Statements, Note 3, “Commitments, Contingencies, and Guarantees” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates.  See our 2012 Form 10-K.

Demodulation, Inc.  See our 2012 Form 10-K.

Trade Secret Misappropriation Suits Concerning LCD Glass Technology.  See our 2012 Form 10-K.  On June 26, 2013, the Daejeon District Court issued a decision partially in favor of Corning Incorporated and Samsung Corning Precision Materials.  The Court found that Dongxu misappropriated certain of the trade secrets at issue in the case.  The Court ordered that for a period of 10 years Dongxu shall be prohibited from acquisition, use and disclosure of these trade secrets, that Dongxu shall destroy any copies they retain of these trade secrets, and that Dongxu shall pay plaintiffs the sum of KRW 4 billion plus interest and 70% of litigation costs.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the second quarter of 2013:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
April 1-30, 2013	520,770	$14.36	449,000	$1,993,519,432
May 1-31, 2013	9,376,440	$15.47	9,357,439	$1,848,716,061
June 1-30, 2013	6,089,059	$14.98	6,083,877	$1,757,587,001
Total	15,986,269	$15.25	15,890,316	$1,757,587,001

(1)
This column reflects the following transactions during the second quarter of 2013:  (i) the deemed surrender to us of 36,462 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units, (ii) the surrender to us of 59,491 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the repurchase of 15,890,316 shares of common stock in conjunction with the repurchase program announced in the second quarter of 2013.

(2)	On April 24, 2013, we publically announced authorization to repurchase up to $2.0 billion of our common stock by December 31, 2014.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

July 31, 2013	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 31, 2013	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)