Form 10-Q
period 2013-09-30
CORNING INC /NY
filed 2013-10-30
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2013
Corning’s Common Stock, $0.50 par value per share	1,447,201,901 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$2,067	$2,038	$5,863	$5,866
Cost of sales	1,166	1,149	3,309	3,345

Gross margin	901	889	2,554	2,521

Operating expenses:
Selling, general and administrative expenses	265	289	790	848
Research, development and engineering expenses	184	182	541	551
Amortization of purchased intangibles	8	4	23	13
Asbestos litigation charge	5	3	13	9

Operating income	439	411	1,187	1,100

Equity in earnings of affiliated companies (Note 9)	138	240	477	717
Interest income	1	3	5	10
Interest expense	(28)	(32)	(92)	(76)
Other (expense) income, net (Note 1)	(1)	5	329	42

Income before income taxes	549	627	1,906	1,793
Provision for income taxes (Note 5)	(141)	(94)	(366)	(312)

Net income attributable to Corning Incorporated	$408	$533	$1,540	$1,481

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.28	$0.36	$1.05	$0.99
Diluted (Note 6)	$0.28	$0.36	$1.04	$0.98

Dividends declared per common share	$0.10	$0.075	$0.29	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,

	2013	2012	2013	2012

Net income attributable to Corning Incorporated	$408	$533	$1,540	$1,481
Other comprehensive income (loss), net of tax (Note 16)	313	231	(431)	183

Comprehensive income attributable to Corning Incorporated	$721	$764	$1,109	$1,664

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	September 30, 2013	December 31, 2012
Assets

Current assets:
Cash and cash equivalents	$4,560	$4,988
Short-term investments, at fair value (Note 7)	886	1,156
Total cash, cash equivalents and short-term investments	5,446	6,144
Trade accounts receivable, net of doubtful accounts and allowances - $30 and $26	1,392	1,302
Inventories (Note 8)	1,275	1,051
Deferred income taxes (Note 5)	309	579
Other current assets	706	619
Total current assets	9,128	9,695

Investments (Note 9)	5,160	4,915
Property, net of accumulated depreciation - $7,897 and $7,652 (Note 11)	9,977	10,625
Goodwill and other intangible assets, net (Note 12)	1,551	1,496
Deferred income taxes (Note 5)	2,403	2,343
Other assets	495	301

Total Assets	$28,714	$29,375

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$23	$76
Accounts payable	640	779
Other accrued liabilities (Note 3)	915	1,101
Total current liabilities	1,578	1,956

Long-term debt (Note 4)	2,816	3,382
Postretirement benefits other than pensions	917	930
Other liabilities (Note 3)	1,605	1,574
Total liabilities	6,916	7,842

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,658 million and 1,649 million	829	825
Additional paid-in capital	13,215	13,146
Retained earnings	11,017	9,932
Treasury stock, at cost; Shares held: 211 million and 179 million	(3,237)	(2,773)
Accumulated other comprehensive (loss) income	(75)	356
Total Corning Incorporated shareholders’ equity	21,749	21,486
Noncontrolling interests	49	47
Total equity	21,798	21,533

Total Liabilities and Equity	$28,714	$29,375

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$1,540	$1,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	730	717
Amortization of purchased intangibles	23	13
Stock compensation charges	40	56
Undistributed earnings of affiliated companies in excess of dividends received	(256)	(140)
Deferred tax provision	141	65
Restructuring payments	(30)	(3)
Employee benefit payments less than (in excess of) expense	34	(57)
Unrealized gains on translated earnings contracts	(166)
Changes in certain working capital items:
Trade accounts receivable	(139)	(149)
Inventories	(238)	(31)
Other current assets	14	(65)
Accounts payable and other current liabilities	(278)	(42)
Other, net	88	121
Net cash provided by operating activities	1,503	1,966

Cash Flows from Investing Activities:
Capital expenditures	(682)	(1,275)
Acquisitions of business, net of cash received	(66)
Investment in affiliates	(24)	(111)
Short-term investments – acquisitions	(1,183)	(1,859)
Short-term investments – liquidations	1,449	1,618
Premium on purchased collars	(107)
Realized gains on translated earning contracts	33
Other, net	5	6
Net cash used in investing activities	(575)	(1,621)

Cash Flows from Financing Activities:
Retirement of long-term debt	(498)
Net repayments of short-term borrowings and current portion of long-term debt	(69)	(24)
Principal payments under capital lease obligations	(2)	(1)
Proceeds from issuance of long-term debt, net		1,030
Proceeds received for incentives	82
Payments to settle interest rate hedges		(18)
Payments to acquire noncontrolling interest	(47)
Proceeds from the exercise of stock options	54	26
Repurchases of common stock for treasury	(441)	(580)
Dividends paid	(426)	(339)
Net cash (used in) provided by financing activities	(1,347)	94
Effect of exchange rates on cash	(9)	(148)
Net (decrease) increase in cash and cash equivalents	(428)	291
Cash and cash equivalents at beginning of period	4,988	4,661

Cash and cash equivalents at end of period	$4,560	$4,952

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

Following are the changes to financial statement line items as a result of the accounting methodology change for the periods presented in the accompanying unaudited consolidated financial statements:

Consolidated Statements of Income
	Three months ended September 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Cost of sales	$1,179	$1,166	$(13)
Gross margin	888	901	13
Selling, general and administrative expenses	272	265	(7)
Research, development and engineering expenses	188	184	(4)
Operating income	415	439	24
Income before income taxes	525	549	24
Provision for income taxes	(132)	(141)	(9)
Net income attributable to Corning Incorporated	$393	$408	$15
Earnings per common share attributable to Corning Incorporated – Basic	$0.27	$0.28	$0.01
Earnings per common share attributable to Corning Incorporated – Diluted	$0.27	$0.28	$0.01

	Three months ended September 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cost of sales	$1,159	$1,149	$(10)
Gross margin	879	889	10
Selling, general and administrative expenses	295	289	(6)
Research, development and engineering expenses	185	182	(3)
Operating income	392	411	19
Income before income taxes	608	627	19
Provision for income taxes	(87)	(94)	(7)
Net income attributable to Corning Incorporated	$521	$533	$12
Earnings per common share attributable to Corning Incorporated – Basic	$0.35	$0.36	$0.01
Earnings per common share attributable to Corning Incorporated – Diluted	$0.35	$0.36	$0.01

	Nine months ended September 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Cost of sales	$3,349	$3,309	$(40)
Gross margin	2,514	2,554	40
Selling, general and administrative expenses	810	790	(20)
Research, development and engineering expenses	553	541	(12)
Operating income	1,115	1,187	72
Income before income taxes	1,834	1,906	72
Provision for income taxes	(340)	(366)	(26)
Net income attributable to Corning Incorporated	$1,494	$1,540	$46
Earnings per common share attributable to Corning Incorporated – Basic	$1.02	$1.05	$0.03
Earnings per common share attributable to Corning Incorporated – Diluted	$1.01	$1.04	$0.03

	Nine months ended September 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cost of sales	$3,376	$3,345	$(31)
Gross margin	2,490	2,521	31
Selling, general and administrative expenses	865	848	(17)
Research, development and engineering expenses	560	551	(9)
Operating income	1,043	1,100	57
Income before income taxes	1,736	1,793	57
Provision for income taxes	(291)	(312)	(21)
Net income attributable to Corning Incorporated	$1,445	$1,481	$36
Earnings per common share attributable to Corning Incorporated – Basic	$0.96	$0.99	$0.03
Earnings per common share attributable to Corning Incorporated – Diluted	$0.95	$0.98	$0.03

Consolidated Statements of Comprehensive Income
	Three months ended September 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Net income attributable to Corning Incorporated	$393	$408	$15
Other comprehensive income, net of tax	326	313	(13)
Comprehensive income attributable to Corning Incorporated	$719	$721	$2

	Three months ended September 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Net income attributable to Corning Incorporated	$521	$533	$12
Other comprehensive income, net of tax	241	231	(10)
Comprehensive income attributable to Corning Incorporated	$762	$764	$2

	Nine months ended September 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Net income attributable to Corning Incorporated	$1,494	$1,540	$46
Other comprehensive loss, net of tax	(390)	(431)	(41)
Comprehensive income attributable to Corning Incorporated	$1,104	$1,109	$5

	Nine months ended September 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Net income attributable to Corning Incorporated	$1,445	$1,481	$36
Other comprehensive income, net of tax	194	183	(11)
Comprehensive income attributable to Corning Incorporated	$1,639	$1,664	$25

Consolidated Balance Sheets
	September 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Retained earnings	$11,632	$11,017	$(615)
Accumulated other comprehensive loss	$(690)	$(75)	$615

	December 31, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Retained earnings	$10,588	$9,932	$(656)
Accumulated other comprehensive (loss) income	$(300)	$356	$656

Consolidated Statements of Cash Flows
	Nine months ended September 30, 2013
	Previous accounting method	Reported	Effect of accounting change
Cash flows from operating activities:
Net income	$1,494	$1,540	$46
Deferred tax provision	$115	$141	$26
Employee benefit payments less than expense	$106	$34	$(72)

	Nine months ended September 30, 2012
	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cash flows from operating activities:
Net income	$1,445	$1,481	$36
Deferred tax provision	$44	$65	$21
Employee benefit payments in excess of expense		$(57)	$(57)

Other (Expense) Income, Net

“Other (expense) income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Royalty income from Samsung Corning Precision	$14	$20	$43	$63
Foreign currency exchange and hedge (losses) gains, net	(33)	(1)	248	4
Net loss attributable to noncontrolling interests		1	1	4
Other, net	18	(15)	37	(29)
Total	$(1)	$5	$329	$42

New Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.  With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.  The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted.  Corning does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate.  ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting in addition to interest rates on direct Treasury obligation of the United States government and the LIBOR.  In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.  The guidance became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  We are evaluating the potential impact of this guidance on our future hedge transactions.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 clarifies when to release the cumulative translation adjustment into net income for transactions involving the disposition of some or all of an investment or a business combination achieved in stages (step acquisitions).  The amendments are effective prospectively for interim and annual periods beginning on or after December 15, 2013.  Corning does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  ASU 2013-04 requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement with co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The guidance is effective for interim and annual periods beginning after December 15, 2013.  Retrospective presentation for all comparative period presented is required with early adoption permitted.  Corning does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

2.      Restructuring, Impairment and Other Charges (Credits)

2013 Activity

The following table summarizes the restructuring reserve activity for the nine months ended September 30, 2013 (in millions):
	Reserve at January 1, 2013	Net charges/ (reversals)	Cash payments	Reserve at September 30, 2013
Restructuring:
Employee-related costs	$38	$(1)	$(27)	$10
Other charges	4		(3)	1
Total restructuring activity	$42	$(1)	$(30)	$11

Cash payments for employee-related costs related to the 2012 corporate-wide restructuring plan are expected to be completed in 2013.  Cash payments for exit activities were substantially completed in 2012.

2012 Activity

For the first nine months of 2012, there was no significant restructuring activity.

3.      Commitments, Contingencies, and Guarantees

Asbestos Litigation

Pittsburgh Corning Corporation.  Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant parties.  A proposed PCC plan of reorganization (Amended PCC Plan) filed in the U.S. Bankruptcy Court for the Western District of Pennsylvania was confirmed by a final order in May 2013; however, a motion for reconsideration has been filed.  Corning also has an equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, that is a component of the Company’s proposed resolution of the PCC asbestos litigation.  At September 30, 2013 and December 31, 2012, the fair value of PCE exceeded its carrying value of $160 million and $149 million, respectively.

The Amended PCC Plan does not include certain other non-PCC asbestos claims that may be or have been raised against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,800 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases.  The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $684 million at September 30, 2013, compared with an estimate of the liability of $671 million at December 31, 2012.  In the three and nine months ended September 30, 2013, Corning recorded asbestos litigation expense of $5 million and $13 million, respectively.  In the three and nine months ended September 30, 2012, Corning recorded asbestos litigation expense of $3 million and $9 million, respectively.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

On May 16, 2013, the Bankruptcy Court issued an opinion and order confirming, on an interim basis, the Amended PCC Plan.  On May 23, 2013, the Bankruptcy Court held a hearing to review motions for reconsideration of its interim order and, on May 24, 2013, it issued a revised opinion and final order confirming the Amended PCC Plan.  On June 6, 2013, one party filed a motion for reconsideration of that final order which was scheduled for hearing on September 9, 2013.  A different party, on June 7, 2013, filed a notice of an appeal of that final order to the U.S. District Court for the Western District of Pennsylvania, and this appeal has been stayed pending resolution of the other party’s motion for reconsideration.  On July 23, 2013, the Bankruptcy Court issued an order deeming that appeal a nullity and indicating that interested parties shall have the right to file a notice of appeal within 14 days after the Court’s decision on the pending motion for reconsideration.  By an order dated September 25, 2013, the Bankruptcy Court directed the parties to provide further information about a point on which the Court requires clarification before it can render a decision on the motion for reconsideration.  The parties filed the requested information on October 9, 2013 and await a decision from the Court.

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

As of September 30, 2013 and December 31, 2012, contingent guarantees totaled a notional value of $150 million and $142 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $129 million and $89 million, at September 30, 2013 and December 31, 2012, respectively.

Product warranty liability accruals were considered insignificant at September 30, 2013 and December 31, 2012.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 16 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  Corning accrues for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2013, and December 31, 2012, Corning had accrued approximately $16 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.0 billion at September 30, 2013 and $3.7 billion at December 31, 2012.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

2013
In the second quarter of 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  As of September 30, 2013, we did not have any outstanding commercial paper.

In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of September 30, 2013, we were in compliance with this covenant.  The proceeds of this credit facility may be used for general corporate purposes, including support for our commercial paper program.

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

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Provision for income taxes (1)	$(141)	$(94)	$(366)	$(312)
Effective tax rate (1)	25.7%	15.0%	19.2%	17.4%

(1)
Results for 2012 include the impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

In addition to the items noted above, the tax provision for the three months ended September 30, 2013 reflected the U.S. tax expense associated with the realized and unrealized gains on the translated earnings contracts.  Refer to Note 14 (Hedging Activities) for further information.  The provision also includes tax charges attributable to a change in judgment about the realizability of certain foreign and state deferred tax assets in the amounts of $28 million and $20 million, respectively, and the restatement for law changes enacted in the quarter.  The tax provision for the nine months ended September 30, 2013, reflects a $54 million tax benefit to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

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

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.7 and 1.6 percentage points for the three months ended September 30, 2013 and 2012, respectively.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.3 and 1.5 percentage points for the nine months ended September 30, 2013 and 2012, respectively.

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

6.      Earnings per Common Share

The reconciliation of the amounts used in the basic and diluted earnings per common share computations follows (in millions, except per share amounts):
	Three months ended September 30,
	2013			2012
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$408	1,454	$0.28	$533	1,483	$0.36

Effect of dilutive securities:
Stock options and other dilutive securities		9			11

Diluted earnings per common share	$408	1,463	$0.28	$533	1,494	$0.36

	Nine months ended September 30,
	2013			2012
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount

Basic earnings per common share	$1,540	1,465	$1.05	$1,481	1,502	$0.99

Effect of dilutive securities:
Stock options and other dilutive securities		9			12

Diluted earnings per common share	$1,540	1,474	$1.04	$1,481	1,514	$0.98

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options and other dilutive securities excluded from the calculation of diluted earnings per common share	36	44	40	43

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Bonds, notes and other securities:
U.S. government and agencies	$884	$1,153	$886	$1,156
Total short-term investments	$884	$1,153	$886	$1,156
Asset-backed securities	$47	$51	$39	$40
Total long-term investments	$47	$51	$39	$40

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

The following table summarizes the maturities at market value of available-for-sale securities at September 30, 2013 (in millions):
Less than one year	$634
Due in 1-5 years	252
Due in 5-10 years
Due after 10 years (1)	39
Total	$925

(1)	Includes $39 million of asset-backed securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 (in millions):
		September 30, 2013
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses	Fair value	Unrealized losses (1)
Asset-backed securities	20	$38	$(8)	$38	$(8)
Total long-term investments	20	$38	$(8)	$38	$(8)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2012
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	22	$40	$(11)	$40	$(11)
Total long-term investments	22	$40	$(11)	$40	$(11)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of September 30, 2013 and December 31, 2012, for securities that have credit losses, an unrealized loss on other than temporary impaired securities of $6M and $9M, respectively, is recognized within accumulated other comprehensive (loss) income.

Proceeds from sales and maturities of short-term investments totaled approximately $1.5 billion and $1.6 billion for the nine months ended September 30, 2013 and 2012, respectively.

8.      Inventories

Inventories comprise the following (in millions):
	September 30, 2013	December 31, 2012
Finished goods	$487	$392
Work in process	225	168
Raw materials and accessories	329	271
Supplies and packing materials	234	220
Total inventories	$1,275	$1,051

9.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)			September 30, 2013	December 31, 2012
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials Co., Ltd.		50%		$3,506	$3,346
Dow Corning Corporation		50%		1,260	1,191
All other	20%	to	50%	376	375
				5,142	4,912
Other investments				18	3
Total				$5,160	$4,915

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not exercise voting control nor control the operations of any of these entities.

Related party information for these investments in affiliates follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Related Party Transactions:
Corning sales to affiliated companies	$3	$10	$9	$38
Corning purchases from affiliated companies	$33	$49	$170	$117
Corning transfers of assets, at cost, to affiliated companies	$12	$11	$25	$36
Dividends received from affiliated companies	$39	$56	$221	$577
Royalty income from affiliated companies	$15	$20	$45	$64
Corning services to affiliates		$6	$2	$22

As of September 30, 2013, balances due to and due from affiliates were $20 million and $43 million, respectively.  As of December 31, 2012, balances due to and due from affiliates were $37 million and $61 million, respectively.

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

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Materials Co. Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based manufacturer primarily of liquid crystal display (LCD) glass for flat panel displays.  Samsung Corning Precision’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Statement of Operations:
Net sales	$541	$783	$1,790	$2,352
Gross profit	$286	$534	$1,034	$1,598
Net income attributable to Samsung Corning Precision	$154	$367	$650	$1,140
Corning’s equity in earnings of Samsung Corning Precision	$74	$186	$319	$562

Related Party Transactions:
Corning purchases from Samsung Corning Precision	$27	$31	$150	$83
Dividends received from Samsung Corning Precision				$518
Royalty income from Samsung Corning Precision	$14	$20	$43	$63
Corning transfers of machinery and equipment to Samsung Corning Precision at cost (1)	$12	$13	$25	$53

(1)
Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives.  The machinery and equipment are transferred to Samsung Corning Precision at our cost basis.

In the three and nine months ended September 30, 2013, Corning’s equity earnings were negatively impacted by $14 million and $41 million, respectively, when compared to the same periods in the prior year, as a result of higher taxes due to the partial expiration of tax holidays in South Korea.

As of September 30, 2013, balances due from Samsung Corning Precision were $8 million and balances due to Samsung Corning Precision were $18 million.  As of December 31, 2012, balances due from Samsung Corning Precision were $15 million and balances due to Samsung Corning Precision were $34 million.

Corning owns 50% of Samsung Corning Precision.  Samsung Display Co., Ltd. owns 43% and other shareholders own the remaining 7%.

In April 2011, South Korean tax authorities completed a tax audit of Samsung Corning Precision.  As a result, the tax authorities issued a pre-assessment of approximately $46 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009.  Our first level of appeal was denied on October 5, 2011 and a formal assessment was issued.  The assessment was paid in full in the fourth quarter of 2011, which will allow us to continue the appeal process.  Samsung Corning Precision and Corning believe we will maintain our position when all available appeal remedies have been exhausted.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S.-based manufacturer of silicon products.  Dow Corning’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Statement of Operations:
Net sales	$1,427	$1,545	$4,120	$4,638
Gross profit (1)	$265	$382	$868	$1,114
Net income attributable to Dow Corning	$117	$97	$267	$288
Corning’s equity in earnings of Dow Corning	$57	$48	$137	$144

Related Party Transactions:
Corning purchases from Dow Corning	$5	$6	$16	$18
Dividends received from Dow Corning	$31	$50	$69	$50

(1)
Gross profit for the three months ended September 30, 2013 includes R&D cost of $59 million (2012: $73 million) and selling expenses of $4 million (2012: $4 million).  Gross profit for the nine months ended September 30, 2013 includes R&D cost of $186 million (2012: $211 million) and selling expenses of $10 million (2012: $11 million).

At September 30, 2013 and December 31, 2012, amounts owed to Dow Corning were not significant.

At September 30, 2013, Dow Corning’s marketable securities included approximately $73 million of auction rate securities, net of a temporary impairment of an insignificant amount.

Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning.  In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits.  On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims.  Under the terms of the Plan, Dow Corning has established and is funding a settlement trust and a litigation facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the settlement trust.  As of September 30, 2013, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of September 30, 2013, Dow Corning has estimated the liability to commercial creditors to be within the range of $93 million to $304 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $93 million, net of applicable tax benefits.

On July 20, 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated anti-dumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and South Korea, based on a petition filed by Chinese solar-grade polycrystalline silicon producers.  The petition alleges that producers within these countries, including a consolidated subsidiary of Dow Corning, exported solar-grade polycrystalline silicon to China at less than normal value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government.  On July 18, 2013, MOFCOM announced its preliminary determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the U.S. and South Korea.  The Chinese authorities imposed provisional antidumping duties on producers in the U.S. and South Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon products from Dow Corning and its consolidated subsidiaries into China.  On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5%.  Although subject to a final review process by MOFCOM, the requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective on July 24, 2013 for the antidumping duties and on September 20, 2013 for the countervailing duties.  The Company will not be subject to duties for previous sales.  The Company is cooperating with MOFCOM in the investigations and is vigorously contesting the determination.

As discussed in our 2012 Form 10-K, during the fourth quarter of 2012, negative events and circumstances at Dow Corning indicated that assets of Dow Corning’s polycrystalline silicon business might be impaired.  In accordance with accounting guidance for impairment of long-lived assets, Dow Corning compared estimated undiscounted cash flows to the assets’ carrying value and determined that the asset group was recoverable as of December 31, 2012.  Upon receiving the preliminary determination notices from MOFCOM in the third quarter of 2013, Dow Corning again evaluated whether the polycrystalline silicon assets might be impaired.  The estimate of future undiscounted cash flows continued to indicate the assets were expected to be recovered.  However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.  Dow Corning’s estimate of cash flows might change as a result of continued pricing deterioration, ongoing oversupply in the market, or other adverse market conditions that result in non-performance by customers under long-term contracts.  Corning’s share of the carrying value of this asset group is approximately $800 million, after tax.

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

11.      Property, Net of Accumulated Depreciation

Property, net follows (in millions):
	September 30, 2013	December 31, 2012
Land	$115	$112
Buildings	4,218	4,324
Equipment	12,402	12,571
Construction in progress	1,139	1,270
	17,874	18,277
Accumulated depreciation	(7,897)	(7,652)
Total	$9,977	$10,625

In the three months ended September 30, 2013 and 2012, interest costs capitalized as part of property, net, were $8 million and $19 million, respectively.  In the nine months ended September 30, 2013 and 2012, interest costs capitalized as part of property, net, were $25 million and $62 million, respectively

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At September 30, 2013 and December 31, 2012, the recorded value of precious metals each totaled $2.3 billion and $2.4 billion, respectively.  Depletion expense for precious metals in the three months ended September 30, 2013 and 2012 each totaled $4 million.  Depletion expense for precious metals in the nine months ended September 30, 2013 and 2012 totaled $15 million and $14 million, respectively.

12.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended September 30, 2013 and December 31, 2012 is as follows (in millions):
	Telecom- munications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2012	$209	$9	$150	$606	$974
Acquired goodwill (1)	32				32
Measurement period adjustment (2)				(4)	(4)
Foreign currency translation adjustment	(1)				(1)
Balance at September 30, 2013	$240	$9	$150	$602	$1,001

(1)	The company recorded a small acquisition and consolidated an equity company due to a change in control in the second quarter of 2013.
(2)
The Company recorded the acquisition of the Discovery Labware business of Becton Dickinson and Company in the fourth quarter of 2012.  In the second quarter of 2013, Corning recorded measurement period adjustments.

Corning’s gross goodwill balances were $7.5 billion and $7.4 billion for the periods ended September 30, 2013 and December 31, 2012, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended September 30, 2013 and December 31, 2012, and were generated entirely through goodwill impairments related to the Telecommunications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	September 30, 2013			December 31, 2012
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$290	$(135)	$155	$282	$(128)	$154
Customer lists and other	437	(42)	395	394	(26)	368

Total	$727	$(177)	$550	$676	$(154)	$522

Amortized intangible assets are primarily related to the Telecommunications and Life Sciences segments.  The net carrying amount of intangible assets increased $28 million during the first nine months of 2013, primarily due to a small acquisition completed in the third quarter of 2013.  This was offset by amortization of $24 million and foreign currency translation adjustments of $4 million.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012

Service cost	$16	$16	$53	$46	$3	$3	$10	$9
Interest cost	33	38	99	114	10	11	29	33
Expected return on plan assets (1)	(42)	(41)	(126)	(123)
Amortization of net loss (1)					3	4	11	12
Amortization of prior service cost	1	1	3	3	(1)	(1)	(4)	(3)
Recognition of actuarial gain			(41)
Total pension and postretirement benefit expense (1)	$8	$14	$(12)	$40	$15	$17	$46	$51

(1)
Amounts for 2012 were revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and nine months ended September 30, 2012.

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

Our most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese Renminbi, and the Euro.  We seek to mitigate the impact of exchange rate movements on our operating results by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts typically with durations of 36 months or less.  In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major international financial institutions with which we have other financial relationships.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.  In July 2013, the Finance Committee of the Board of Directors approved the Company’s qualification for and election of the end-user exception to the mandatory swap clearing requirement of the Dodd-Frank Act.

Cash Flow Hedges
Our cash flow hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Our cash flow hedging activity also uses interest rate swaps to reduce the risk of increases in benchmark interest rates on the probable issuance of debt and associated interest payments.  Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Through September 30, 2013, the hedge ineffectiveness related to these instruments is not material.  Corning defers net gains and losses related to effective portion of cash flow hedges into accumulated other comprehensive (loss) income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At September 30, 2013, the amount of net gain expected to be reclassified into earnings within the next 12 months is $26 million.

Fair Value Hedges
In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively.  The analysis excludes the impact of credit risk from the assessment of hedge effectiveness.  The amount recorded in current period earnings in the other income, net component, relative to ineffectiveness, is nominal for the three and nine months ended September 30, 2013.  There were no outstanding fair value hedges in the three and nine months ended September 30, 2012.

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

The Company also uses these types of contracts to reduce the potential for unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of translated earnings.  With a purchased collar structure, the Company writes a local currency call option and purchases a local currency put option.  The purchased collars offset the impact of translated earnings above the put price and below the call strike price and that offset is reported in other income, net.  The Company entered into a series of purchased collars, settling quarterly, to hedge the effect of translation impact for each respective quarter, and span up to the fourth quarter of 2014.  Due to the nature of the instruments, only either the put option or the call option can be exercised at maturity.  As of September 30, 2013, the U.S. dollar net notional value of the purchased collars is $3.7 billion.  The Company entered into a series of average rate forwards with no associated premium, which will partially hedge the impact of Japanese yen translation on the Company’s projected 2015 net income.  These forwards settle net without obligation to deliver Japanese yen.

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

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for September 30, 2013 and December 31, 2012 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	Sept. 30, 2013	Dec. 31, 2012		Sept. 30, 2013	Dec. 31, 2012		Sept. 30, 2013	Dec. 31, 2012

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 308	$ 719	Other current assets	$ 28	$ 57	Other accrued liabilities	$ (2)	$ (3)
Interest rate contracts	$ 1,300	$ 550	Other assets	$ 40		Other liabilities	$(22)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$ 591	$1,939	Other current assets	$ 8	$109	Other accrued liabilities	$ (8)	$(10)
Translated earnings contracts	$ 8,174		Other current assets	$172		Other accrued liabilities	$(13)
			Other assets	$ 95		Other liabilities	$ (9)

Total derivatives	$10,373	$3,208		$343	$166		$(54)	$(13)

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended September 30, 2013 and 2012 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the three months ended September 30 (2)
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2013	2012		2013	2012

-			Sales		$1
Interest rate contracts	$3		Cost of sales	$ 9	3
Foreign exchange contracts	(3)	$(3)	Royalties	17

Total cash flow hedges	$0	$(3)		$26	$4

(1)	The amount of hedge ineffectiveness for the three months ended September 30, 2013 and 2012 was insignificant.
(2)	Certain amounts for prior periods were reclassified to conform to the current year presentation.

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the nine months ended September 30, 2013 and 2012 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the nine months ended September 30 (2)
Derivatives in hedging relationships	Gain recognized in other comprehensive income (OCI)		Location of gain reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2013	2012		2013	2012

-			Sales		$ 1
Interest rate contracts	$40	$15	Cost of sales	$28	9
Foreign exchange contracts	48	29	Royalties	48	6

Total cash flow hedges	$88	$44		$76	$16

(1)	The amount of hedge ineffectiveness for the nine months ended September 30, 2013 and 2012 was insignificant.
(2)	Certain amounts for prior periods were reclassified to conform to the current year presentation.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012

Foreign exchange contracts	Other income, net	$ 14	$(61)	$219	$73
Translated earnings contracts	Other income, net	(46)		205

Total undesignated		$(32)	$(61)	$424	$73

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

Fair value standards apply whenever an entity is measuring fair value under accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.  As of September 30, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities that were measured on a recurring basis using unobservable (or Level 3) inputs.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$886	$886
Other current assets (1)	$208		$208
Non-current assets:
Other assets (1)(2)	$174		$174

Current liabilities:
Other accrued liabilities (1)	$23		$23
Non-current liabilities:
Other liabilities (1)	$31		$31

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

16.      Accumulated Other Comprehensive Income

A summary of changes in the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investee’s accumulated other comprehensive income (loss), is as follows (in millions):
	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1) for the three months ended September 30, 2013
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at June 30, 2013	$373	$(790)	$(14)	$43	$(388)
Other comprehensive income before reclassifications (2)	76	1			77
Amounts reclassified from accumulated other comprehensive income (3)		1		(17)	(16)
Equity method affiliates (4)	241	12	(1)		252
Net current-period other comprehensive income (loss)	317	14	(1)	(17)	313
Balance at September 30, 2013	$690	$(776)	$(15)	$26	$(75)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax benefit of $2 million, including $1 million related to the hedges component and $1 million related to the investments component.
(3)	Amounts are net of total tax benefit of $7 million, including $9 million related to the hedges component and $(2) million related to the retirement plans component.
(4)	Tax effects related to equity method affiliates are not significant.

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1) for the nine months ended September 30, 2013
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2012	$1,174	$(820)	$(16)	$18	$356
Other comprehensive income before reclassifications (2)	(477)	15		56	(406)
Amounts reclassified from accumulated other comprehensive income (3)		6		(49)	(43)
Equity method affiliates (4)	(7)	23	1	1	18
Net current-period other comprehensive (loss) income	(484)	44	1	8	(431)
Balance at September 30, 2013	$690	$(776)	$(15)	$26	$(75)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax expense of $(40) million, including $(32) million related to the hedges component and $(8) million related to the retirement plans component.
(3)	Amounts are net of total tax benefit of $23 million, including $27 million related to the hedges component and $(4) million related to the retirement plans component.
(4)	Tax effects related to equity method affiliates are not significant.

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1) for the three months ended September 30, 2012
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at June 30, 2012	$1,268	$(809)	$(24)	$(7)	$428
Other comprehensive income before reclassifications (2)	106		4	(2)	108
Amounts reclassified from accumulated other comprehensive income (3)		3		(2)	1
Equity method affiliates (4)	111	8	2	1	122
Net current-period other comprehensive income (loss)	217	11	6	(3)	231
Balance at September 30, 2012	$1,485	$(798)	$(18)	$(10)	$659

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax expense of $(2) million, including $1 million related to the hedges component and $(3) million related to the investments component.
(3)	Amounts include tax benefit of $2 million related to the hedges component and tax expense of $(2) million related to the retirement plans component.
(4)	Tax effects related to equity method affiliates are not significant.

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1) for the nine months ended September 30, 2012
	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2011	$1,353	$(819)	$(29)	$(29)	$476
Other comprehensive income before reclassifications (2)	(37)	1	10	28	2
Amounts reclassified from accumulated other comprehensive income (3)		7	(7)	(10)	(10)
Equity method affiliates (4)	169	13	8	1	191
Net current-period other comprehensive income	132	21	11	19	183
Balance at September 30, 2012	$1,485	$(798)	$(18)	$(10)	$659

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax expense of $(22) million, including $(16) million related to the hedges component and $(6) million related to the investments component.
(3)
Amounts are net of total tax benefit of $4 million, including $6 million related to the hedges component, $3 million related to the investments component and $(5) million related to the retirement plans component.

(4)	Tax effects related to equity method affiliates are not significant.

Reclassifications Out of Accumulated Other Comprehensive Income (AOCI) by Component (1)
Details about AOCI Components	Amount reclassified from AOCI				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Amortization of net actuarial loss	$(3)	$(5)	$(11)	$(12)	(2)
Amortization of prior service cost			1		(2)
	(3)	(5)	(10)	(12)	Total before tax
	2	2	4	5	Tax benefit
	$(1)	$(3)	$(6)	$(7)	Net of tax

Realized gains on investments				$10	Other income, net
				(3)	Tax expense
				7	Net of tax

Realized gains on designated hedges		$1		$1	Sales
	$9	3	$28	9	Cost of sales
	17		48	6	Royalties
	26	4	76	16	Total before tax
	(9)	(2)	(27)	(6)	Tax expense
	17	2	49	10	Net of tax

Total reclassifications for the period	$16	$(1)	$43	$10	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.
(2)	These accumulated other comprehensive income components are included in net periodic pension cost. See Note 13 – Employee Retirement Plans for additional details.

17.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $15 million and $16 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $40 million and $56 million for the nine months ended September 30, 2013 and 2012, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.  Performance-based restricted stock and restricted stock units fully vested in the first quarter of 2012.  Compensation expense for performance-based restricted stock and restricted stock units is included in periods ended prior to April 1, 2012.

Stock Options

Our Stock Option Plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the Stock Option Plans for the nine months ended September 30, 2013:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2012	64,061	$16.63
Granted	4,430	14.34
Exercised	(6,688)	7.99
Forfeited and Expired	(1,666)	13.23
Options Outstanding as of September 30, 2013	60,137	17.52	4.99	$81,887
Options Expected to Vest as of September 30, 2013	59,951	17.53	4.99	81,617
Options Exercisable as of September 30, 2013	46,445	18.41	3.94	64,678

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2013, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of September 30, 2013, there was approximately $26 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.4 years.  Compensation cost related to stock options was approximately $7 million and $9 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $18 million and $30 million for the nine months ended September 30, 2013 and 2012, respectively.

Proceeds received from the exercise of stock options were $54 million and $26 million for the nine months ended September 30, 2013 and 2012, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the nine months ended September 30, 2013 and 2012 was approximately $38 million and $31 million, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not fully recognized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended September 30,						Nine months ended September 30,
	2013			2012			2013			2012
Expected volatility	46.6	-	47.0%	47.8	-	48.1%	46.6	-	47.4%	47.8	-	48.9%
Weighted-average volatility	46.7	-	46.7%	48.1	-	48.1%	46.7	-	47.3%	48.1	-	48.5%
Expected dividends	2.68	-	2.68%	2.59	-	2.59%	2.68	-	3.02%	2.28	-	2.59%
Risk-free rate	1.8	-	2.2%	1.0	-	1.3%	0.8	-	2.2%	0.9	-	1.3%
Average risk-free rate	2.2	-	2.2%	1.2	-	1.2%	1.1	-	2.2%	1.2	-	1.3%
Expected term (in years)	5.8	-	7.2	5.7	-	7.1	5.8	-	7.1	5.7	-	7.1
Pre-vesting departure rate	0.4	-	4.1%	0.4	-	4.2%	0.4	-	4.1%	0.4	-	4.2%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2012, and changes which occurred during the nine months ended September 30, 2013:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2012	5,363	$15.97
Granted	2,580	13.45
Vested	(1,693)	17.57
Forfeited	(96)	15.45
Non-vested shares and share units at September 30, 2013	6,154	$14.48

As of September 30, 2013, there was approximately $31 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $8 million and $7 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $22 million and $24 million for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, there is no unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million for the nine months ended September 30, 2012.

18.      Significant Customers

For the three months ended September 30, 2013, Corning had one customer that individually accounted for 10% or more of the Company’s consolidated net sales.  For the three months ended September 30, 2012, Corning did not have a customer that individually accounted for 10% or more of the Company’s consolidated net sales.  For the nine months ended September 30, 2013 and 2012, Corning did not have a customer that individually accounted for 10% or more of the Company’s consolidated net sales.

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

Reportable Segments (in millions)

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2013
Net sales	$648	$650	$225	$326	$215	$3	$2,067
Depreciation (1)	$121	$38	$30	$30	$14	$4	$237
Amortization of purchased intangibles		$3			$5		$8
Research, development and engineering expenses (2)	$23	$37	$23	$33	$5	$33	$154
Equity in earnings of affiliated companies	$73			$1		$4	$78
Income tax (provision) benefit	$(86)	$(32)	$(16)	$(32)	$(10)	$16	$(160)
Net income (loss) (3)	$318	$62	$32	$65	$20	$(32)	$465

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2012
Net sales	$763	$523	$233	$363	$155	$1	$2,038
Depreciation (1)	$123	$34	$30	$40	$11	$5	$243
Amortization of purchased intangibles		$2			$2		$4
Research, development and engineering expenses (2)(4)	$24	$35	$23	$27	$5	$35	$149
Equity in earnings of affiliated companies	$187	$1				$1	$189
Income tax (provision) benefit (4)	$(83)	$(17)	$(13)	$(29)	$(4)	$15	$(131)
Net income (loss) (3)(4)	$441	$35	$27	$59	$9	$(30)	$541

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Nine months ended September 30, 2013
Net sales	$1,929	$1,721	$681	$885	$641	$6	$5,863
Depreciation (1)	$362	$110	$91	$104	$42	$13	$722
Amortization of purchased intangibles		$7			$16		$23
Research, development and engineering expenses (2)	$60	$103	$68	$108	$15	$104	$458
Equity in earnings of affiliated companies	$314	$2	$1	$4		$13	$334
Income tax (provision) benefit	$(250)	$(87)	$(47)	$(79)	$(28)	$46	$(445)
Net income (loss) (3)	$1,004	$173	$95	$162	$57	$(91)	$1,400

	Display Technologies	Telecom- munications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Nine months ended September 30, 2012
Net sales	$2,109	$1,590	$745	$947	$472	$3	$5,866
Depreciation (1)	$377	$98	$87	$110	$31	$11	$714
Amortization of purchased intangibles		$7			$6		$13
Research, development and engineering expenses (2)(4)	$77	$105	$75	$101	$16	$91	$465
Equity in earnings of affiliated companies	$553	$(1)	$1			$14	$567
Income tax (provision) benefit (4)	$(257)	$(46)	$(50)	$(57)	$(15)	$38	$(387)
Net income (loss) (3)(4)	$1,235	$93	$102	$115	$32	$(66)	$1,511

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

(4)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and nine months ended September 30, 2012.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income of reportable segments (4)	$497	$571	$1,491	$1,577
Non-reportable segments	(32)	(30)	(91)	(66)
Unallocated amounts:
Net financing costs (1)	(3)	(55)	(65)	(139)
Stock-based compensation expense	(15)	(16)	(40)	(56)
Exploratory research	(29)	(27)	(80)	(74)
Corporate contributions	(7)	(13)	(32)	(36)
Equity in earnings of affiliated companies, net of impairments (2)	59	52	142	151
Asbestos settlement (3)	(5)	(3)	(13)	(9)
Purchased collars and average rate forward contracts (6)	(46)		206
Other corporate items (4)(5)	(11)	54	22	133
Net income (4)	$408	$533	$1,540	$1,481

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning Corporation, which includes gains in the three and nine months ended September 30, 2013 in the amounts of approximately $30 million for the resolution of contract disputes against customers relating to enforcement of long-term supply agreements and $16 million for the positive impact of the settlement of a derivative, along with a charge of $4 million related to the impact of a tax valuation allowance.  Also included in the nine months ended September 30, 2013 are restructuring charges in the amount of $11 million.  In the three and nine months ended September 30, 2012, Corning recorded a $10 million credit for our share of Dow Corning Corporation’s settlement of a dispute related to long-term supply agreements.

(3)
In the three and nine months ended September 30, 2013, Corning recorded a charge of $5 million and $13 million, respectively, to adjust the asbestos liability for the change in value of components of the Amended PCC Plan.  In the three and nine month ended September 30, 2012, Corning recorded a charge of $3 million and $9 million, respectively, to adjust the asbestos liability for the change in value of components of the Amended PCC Plan.

(4)
As revised for the change in our method of recognizing pension expense.  See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the three and nine months ended September 30, 2012.

(5)	For the nine months ended September 30, 2013, Corning recorded a $54 million tax benefit for the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.
(6)
For the three and nine months ended September 30, 2013, Corning recorded a net loss of $46 million and a net gain of $206 million, respectively, related to its purchased collars and average rate forward contracts.

In the Specialty Materials operating segment, assets decreased from $1.7 billion at December 31, 2012 to $1.4 billion at September 30, 2013.  The decrease is due primarily to the decrease in accounts receivables from lower sales in the third quarter of 2013, when compared to the fourth quarter of 2012 and the impact of translating fixed assets held in foreign locations.  In the Telecommunications segment, assets increased from $1.4 billion at December 31, 2012, to $1.7 billion at September 30, 2013.  The increase is due primarily to an increase in inventory driven by our fiber-to-the-home initiative in Australia, and the impacts of the consolidation of an equity company due to change in control and a small acquisition completed in the third quarter of 2013.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the third quarter of 2013, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 97% of total segment sales.
•	In the Telecommunications segment, no customers accounted for 10% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 55% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 48% of total segment sales.

In the first nine months of 2013, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 94% of total segment sales.
•	In the Telecommunications segment, one customer accounted for 10% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 46% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 44% of total segment sales.

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

20.      Subsequent Events

On October 22, 2013, Corning announced that it is entering into a series of strategic and financial agreements with Samsung Display Co., Ltd. (Samsung Display), intended to strengthen product and technology collaborations between the two companies.  The series of transactions, subject to closing conditions being met, will result in:

•
Corning obtaining full ownership of Samsung Corning Precision Materials Co., Ltd. (SCP), an unconsolidated equity venture with Samsung Display that manufactures LCD glass in South Korea.  Samsung Display currently owns 43% of SCP.

•	After redemption of their interest in SCP, Samsung Display’s investment in new convertible preferred shares of Corning with an aggregate face amount of $1.9 billion.
•	Corning’s acquisition of the other shareholders’ minority interests in SCP for an expected proportional cash payment.
•	Samsung Display’s additional $400 million investment in Corning by subscribing to new convertible preferred shares.
•	Using Corning’s current share count, Samsung Display’s combined investment in Corning would result in approximately 7.4% ownership on an as-converted basis.
•	A new long-term LCD display glass supply agreement between Corning and Samsung Display through 2023.

In addition, Corning’s board of directors has authorized an additional $2 billion of share repurchases through December 31, 2015, dependent upon the transaction closing.

These agreements will allow Corning to extend its leadership in specialty glass and drive earnings growth.  Corning expects the transactions to close in the first quarter of 2014.

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

OVERVIEW
Although Corning’s net sales remained relatively consistent in the three months ended September 30, 2013 when compared to the same period in 2012, net income decreased by 23%, driven by the quarterly impact of the mark-to-market of our yen-denominated hedging program, a decrease in net income in the Display Technologies segment, and an increase in taxes.  In the nine months ended September 30, 2013, Corning’s net sales also remained consistent with the same period in the prior year, but net income increased by 4%, driven largely by the impact of the year-to-date net gain of our yen-denominated hedging program and higher net income in our Telecommunications, Specialty Materials and Life Sciences segments.

Net sales in the third quarter of 2013 were $2,067 million, compared to $2,038 million in the third quarter of 2012.  When compared to the third quarter of 2012, the change in net sales was driven by the following items:

•
An increase of $127 million, or 24%, in Telecommunications segment sales, driven by an increase in sales of carrier products in the amount of $108 million and enterprise network products in the amount of $27 million;

•	An increase in net sales in the Life Sciences segment in the amount of $60 million due to the impact of the acquisition of the majority of the Discovery Labware business in the fourth quarter of 2012;
•
Lower sales in the Display Technologies segment, primarily due to the depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in percentage terms, offset somewhat by an increase in volume in the mid-twenties in percentage terms; and

•	A 10% decrease in Specialty Materials segment sales, driven by a decline in sales of Corning® Gorilla® Glass.

Net sales in the nine months ended September 30, 2013 were $5,863 million, compared to $5,866 million for the same period in 2012.  When compared to the nine months ended September 30, 2012, net sales were impacted by the following items:

•
An increase in net sales in the amount of $169 million in the Life Sciences segment due to the impact of the acquisition of the majority of the Discovery Labware business in the fourth quarter of 2012;

•
An increase in Telecommunication segment sales in the amount of $131 million, driven by an increase in sales of carrier products in the amount of $135 million, largely due to an increase in wireless products sales, growth in North America and Europe, and the ramp-up of the initiative in Australia, coupled with higher enterprise network product sales, offset by a decline in optical fiber;

•
Lower sales in the Display Technologies segment, primarily due to the depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in percentage terms, offset somewhat by an increase in volume in the low-thirties;

•	A sales decrease of $62 million in the Specialty Materials segment, driven by a decrease in sales of Corning Gorilla Glass and advanced optics products; and
•	A decline in diesel product sales in the amount of $58 million in the Environmental Technologies segment due to reductions in demand for our light duty and heavy duty diesel products.

In the third quarter of 2013, we generated net income of $408 million or $0.28 per share, compared to net income of $533 million or $0.36 per share for the same period in 2012.  When compared to the third quarter of 2012, the decrease in net income was due largely to the following items:

•
A decrease in net income in the Display Technologies segment due to the depreciation of the Japanese yen versus the U.S. dollar, price declines in the mid-teens in percentage terms and lower equity earnings from Samsung Corning Precision;

•
The negative impact of the mark-to-market of our purchased collars and average rate forwards related to translated earnings contracts in the amount of $41 million, partially offset by a net settlement gain of $16 million; and

•	An increase in the effective tax rate due to the following:
o	The tax impact of the mark-to-market of our purchased collars and average rate forward contracts related to translated earnings contracts;
o	The recording of valuation allowances due to changes in the realization of certain foreign and state deferred tax assets; and
o	Tax law changes resulting in a decrease in our deferred tax asset.

Partially offsetting the decrease in net income in the third quarter of 2013 was higher net income in all of our remaining segments, in addition to lower operating expenses.

In the nine months ended September 30, 2013, we reported net income of $1,540 million or $1.04 per share, compared to net income of $1,481 million or $0.98 per share for the first nine months of 2012.  The increase in net income in the first nine months of 2013 was driven by the following items:

•	Net gain recorded on our purchase collars and average rate forwards related to translated earnings contracts in the amount of $138 million;
•	Higher net income in our Telecommunications, Specialty Materials and Life Sciences segments;
•
The positive impact of the true-up to our 2012 defined benefit pension plan valuation in the amount of $26 million.  In the first quarter of 2013, Corning changed its method of recognizing actuarial gains and losses in our defined benefit pension plans to immediately recognize these gains and losses in income when the plan is remeasured or valuation estimates are finalized; and

•	A tax benefit in the amount of $54 million related to the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

Partially offsetting the increase in net income in the first nine months of 2013 were the negative impact of the depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in the Display Technologies segment, as well as lower net income in the Environmental Technologies segment, an increase in the effective tax rate and lower equity earnings from Dow Corning and Samsung Corning Precision.

Our key priorities for 2013 remain similar to those from previous years:  protect our financial health and invest in the future.  During the third quarter of 2013, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

•
We ended the third quarter of 2013 with $5.4 billion of cash, cash equivalents and short-term investments, a decrease from the December 31, 2012 balance of $6.1 billion, but well above our debt balance at September 30, 2013 of $2.8 billion.  The decrease in cash was largely driven by the repayment of the Chinese credit facility in the amount of approximately $500 million, small acquisitions completed in the second and third quarters, and the repurchase of shares authorized by the Board of Directions on April 24, 2013.

•	Our debt to capital ratio decreased from 14% reported at December 31, 2012 to 12% at September 30, 2013, largely due to the repayment of the Chinese credit facility in the first quarter of 2013.
•	We generated significant positive operating cash flow in the amount of $1.5 billion.

Investing In Our Future
We continue to focus on the future and on what we do best – creating keystone components that enable high-technology systems.  We remain committed to investing in research, development and engineering to drive innovation.  During 2013, we will maintain our balanced innovation strategy focused on:  growing our existing businesses; developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and investing in long-range opportunities in each of our market segments.  Our spending levels for research, development, and engineering remained relatively consistent in the third quarter and nine months ended September 30, 2013 when compared to the same periods last year, and were approximately 9% of sales in all periods.

We continue to work on new products, including glass substrates for high performance displays and LCD applications, diesel filters and substrates for emission control systems, glass and plastic labware, and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems, fiber to the cell site and fiber to the antenna.  We have focused our research, development and engineering spending to support the advancement of new product attributes for our Corning Gorilla Glass suite of products.  We will continue to focus on adjacent glass and ceramic opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic technologies.

Capital spending totaled $682 million and $1.3 billion for the nine months ended September 30, 2013 and 2012, respectively.  Spending in the first nine months of 2013 was driven primarily by the Display Technologies segment, and focused on high performance display capital investments, tank rebuilds and the expansion project in China.  We expect our 2013 capital spending to be approximately $1.1 billion.  Approximately $457 million will be directed toward our Display Technologies segment, of which approximately $78 million is related to capital projects started in 2011 and 2012.

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

RESULTS OF OPERATIONS*

Selected highlights for the third quarter follow (dollars in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$2,067	$2,038	1	$5,863	$5,866

Gross margin	$901	$889	1	$2,554	$2,521	1
(gross margin %)	44%	44%		44%	43%

Selling, general, and administrative expenses	$265	$289	(8)	$790	$848	(7)
(as a % of net sales)	13%	14%		13%	14%

Research, development, and engineering expenses	$184	$182	1	$541	$551	(2)
(as a % of net sales)	9%	9%		9%	9%

Equity in earnings of affiliated companies	$138	$240	(43)	$477	$717	(33)
(as a % of net sales)	7%	12%		8%	12%

Income before income taxes	$549	$627	(12)	$1,906	$1,793	6
(as a % of net sales)	27%	31%		33%	31%

Provision for income taxes	$(141)	$(94)	50	$(366)	$(312)	17
(as a % of net sales)	(7)%	(5)%		(6)%	(5)%

Net income attributable to Corning Incorporated	$408	$533	(23)	$1,540	$1,481	4
(as a % of net sales)	20%	26%		26%	25%

* Results for 2012 include the impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

Net Sales
For the three months ended September 30, 2013, net sales increased slightly when compared to the same period in 2012, driven by higher sales in the Telecommunications segments and Life Sciences segments, offset by lower sales in the Display Technologies, Specialty Materials, and Environmental Technologies segments.  Telecommunications sales increased by $127 million, driven by an increase in sales of carrier products in the amount of $108 million, largely due to growth in North America and Europe, the ramp-up of the initiative in Australia and higher wireless product sales, coupled with an increase in enterprise network products in the amount of $27 million.  Net sales increased in the Life Sciences segment by $60 million due to the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012, which increased sales by $58 million.  Offsetting the improvements in these segments were net sales declines in the Display Technologies, Specialty Materials, and Environmental Technologies segments.  In the Display Technologies segment, although volume increased in the mid-twenties in percentage terms, price declines in the mid-teens and the impact of the depreciation of the Japanese yen versus the U.S. dollar more than offset the volume gains, resulting in a decline in net sales of $115 million.  The decrease in net sales of $37 million in the Specialty Materials was driven by a decline of 15% in sales of Corning Gorilla Glass, but was offset slightly by an increase in sales of advanced optics products.  In the Environmental Technologies segment, net sales declined by $8 million, due to a reduction in sales of our light duty diesel filters, driven by continuing weakness in demand in Europe for light duty diesel vehicles, offset somewhat by higher demand for automotive and heavy duty diesel products.

For the nine months ended September 30, 2013, net sales remained relatively consistent when compared to the same period in 2012.  Higher sales in the Telecommunications and Life Sciences segments were offset by declines in the Display Technologies, Environmental Technologies and Specialty Materials segments.  Telecommunications sales increased by $131 million, driven by an increase in sales of our carrier products in the amount of $135 million, largely due to growth in North America and Europe, the ramp-up of the initiative in Australia and an increase in wireless product sales, coupled with an increase of $25 million for enterprise network products.  Net sales increased in the Life Sciences segment by $169 million, driven by the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012.  Volume increases in the low-thirties in percentage terms in the Display Technologies segment were more than offset by price declines in the mid-teens and the impact of the depreciation of the Japanese yen versus the U.S. dollar.  In the Environmental Technologies segment, while automotive product sales remained relatively consistent with the prior year, sales of our diesel products declined by 16%.  Net sales declined by $62 million in the Specialty Materials segment, with Corning Gorilla Glass declining 6% and advanced optics products down 7%.

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

Gross Margin
As a percentage of net sales, gross margin for the three and nine months ended September 30, 2013 was consistent and slightly higher, respectively, when compared to the same periods last year, driven by improvements in manufacturing performance, cost reduction programs and volume increases in the Display Technologies, Telecommunications and Life Sciences segments, offset by the impact of the depreciation of the Japanese yen versus the U.S. dollar and price declines in the Display Technologies segment.

Selling, General, and Administrative Expenses
For the three and nine months ended September 30, 2013, selling, general, and administrative expenses decreased by $24 million and $58 million, respectively, when compared to the same periods last year.  This decrease was largely driven by cost control measures implemented by our segments and a decline in variable compensation.  As a percentage of net sales, these expenses decreased when compared to the same periods last year.

The types of expenses included in the selling, general, and administrative expenses line item are: salaries, wages, and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development, and Engineering Expenses
For the three and nine months ended September 30, 2013, research, development, and engineering expenses increased by $2 million and decreased by $10 million, respectively, when compared to the same periods last year.  We continue to focus on new product development in areas such as wireless solutions and fiber to the cell site in our Telecommunications segment, glass substrates for high performance displays in our Display Technologies segment and diesel filters and substrates in the Environmental Technologies segment.  As a percentage of net sales, research, development and engineering expenses were relatively consistent in the three and nine months ended September 30, 2013, when compared to the same periods in 2012.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Samsung Corning Precision	$74	$186	$319	$562
Dow Corning Corporation	57	48	137	144
All other	7	6	21	11
Total equity earnings	$138	$240	$477	$717

Equity earnings of affiliated companies decreased in the three and nine months ended September 30, 2013, when compared to the same periods last year, driven by lower earnings at Samsung Corning Precision, reflecting the significant depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in percentage terms.  The change in equity earnings from Samsung Corning Precision is explained more fully in the discussion of Core Performance Measures, the performance of the Display Technologies segment and in All Other.

Equity earnings from Dow Corning increased by 19% in the three months ended September 30, 2013 and declined by 5% in the nine months ended September 30, 2013, when compared to the same periods in 2012.  The following table provides a summary of equity earnings from Dow Corning, by component (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Silicone	$50	$28	$134	$113
Polysilicon (Hemlock Semiconductor Group)	7	20	3	31
Total Dow Corning	$57	$48	$137	$144

Equity earnings from Dow Corning increased in the three months ended September 30, 2013 when compared to the same period in the prior year, driven by the following items:

•
An increase in earnings from silicone products, driven by an increase in volume, a gain of $20 million associated with the termination of a long-term sales agreement, the positive impact of the recognition of a derivative instrument in the amount of $16 million, and lower variable compensation costs.  The increase in earnings was partially offset by the impact of price declines and weaker demand in Asia; and

•
A decrease in earnings at Hemlock Semiconductor Group (Hemlock), a producer of high purity polycrystalline silicon for the semiconductor and solar industries, due to manufacturing inefficiencies and volume declines driven by overcapacity at all levels of the solar industry supply chain, partially offset by a gain in the amount of $10 million associated with the termination of long-term sales agreements with a customer, slightly higher prices and lower variable compensation costs.

Equity earnings from Dow Corning declined in the nine months ended September 30, 2013 when compared to the same period in 2012, due to the following items:

•
Lower earnings at Hemlock due to volume declines driven by overcapacity at all levels of the solar industry supply chain, partially offset by a gain in the amount of $10 million associated with the termination of long-term sales agreements and slightly higher prices;

•
A decrease in sales of silicon products, driven by price declines and weaker demand in Asia and the Americas, offset by a net gain of $20 million associated with the termination of a long-term sales agreement, the positive impact of the recognition of a derivative instrument in the amount of $16 million, and lower variable compensation costs;

•	Corning’s share of restructuring charges at Hemlock in the amount of $11 million recorded in the first half of 2013; and
•	The impact of a tax valuation allowance in Brazil in the amount of $4 million.

As discussed in our 2012 Form 10-K, during the fourth quarter of 2012, negative events and circumstances at Dow Corning indicated that assets of Dow Corning’s polycrystalline silicon business might be impaired.  In accordance with accounting guidance for impairment of long-lived assets, Dow Corning compared estimated undiscounted cash flows to the assets’ carrying value and determined that the asset group was recoverable as of December 31, 2012.  Upon receiving the preliminary determination notices from MOFCOM in the third quarter of 2013, Dow Corning again evaluated whether the polycrystalline silicon assets might be impaired.  The estimate of future undiscounted cash flows continued to indicate the assets were expected to be recovered.  However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.  Dow Corning’s estimate of cash flows might change as a result of continued pricing deterioration, ongoing oversupply in the market, or other adverse market conditions that result in non-performance by customers under long-term contracts.  Corning’s share of the carrying value of this asset group is approximately $800 million, after tax.

Other (Expense) Income, Net
“Other (expense) income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Royalty income from Samsung Corning Precision	$14	$20	$43	$63
Foreign currency exchange and hedge (losses) gains, net	(33)	(1)	248	4
Net loss attributable to noncontrolling interests		1	1	4
Other, net	18	(15)	37	(29)
Total	$(1)	$5	$329	$42

Included in the line item Foreign currency exchange and hedge (losses) gains, net, for the three and nine months ended September 30, 2013, is the impact of the purchased collars and average forward contracts, which hedge our exposure to movements in the Japanese yen and its impact on our net earnings.  We recorded a net loss in the amount of $46 million in the third quarter of 2013 and a net gain in the amount of $206 million for the nine months ended September 30, 2013.  Additionally, the line item Other, net, includes the impact of a subsidy received from a foreign government in the amount of $28 million.

Income Before Income Taxes
Income before income taxes for the three and nine months ended September 30, 2013 was not significantly impacted by movements in foreign exchange rates when compared to the same periods last year.  The significant depreciation in the Japanese yen versus the U.S. dollar when compared to the same periods last year was offset by the net realized gain on our Japanese yen-denominated hedge programs.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Provision for income taxes*	$(141)	$(94)	$(366)	$(312)
Effective tax rate*	25.7%	15.0%	19.2%	17.4%

*Results for 2012 include the impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

For the three and nine months ended September 30, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

In addition to the items noted above, the tax provision for the three months ended September 30, 2013 reflected the U.S. tax expense associated with the realized and unrealized gains on the translated earnings contracts.  Refer to Note 14 (Hedging Activities) for further information.  The provision also includes a $48 million tax charge attributable to a change in judgment about the realizability of certain foreign and state deferred tax assets and the restatement for law changes enacted in the quarter.  The tax provision for the nine months ended September 30, 2013, reflects a $54 million tax benefit to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

For the three and nine months ended September 30, 2012, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax;
•	The expiration of favorable U.S. tax provisions; and
•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to Corning Incorporated	$408	$533	$1,540	$1,481
Basic earnings per common share	$0.28	$0.36	$1.05	$0.99
Diluted earnings per common share	$0.28	$0.36	$1.04	$0.98
Shares used in computing per share amounts
Basic earnings per common share	1,454	1,483	1,465	1,502
Diluted earnings per common share	1,463	1,494	1,474	1,514

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at Core Performance measures.  We believe reporting Core Performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Net sales, equity in earnings of affiliated companies, and net income are adjusted to exclude the impacts of changes in the Japanese yen, the impact of the purchased collars, average forward contracts and other yen-related transactions, acquisition-related costs, the results of the polysilicon business of our equity affiliate Dow Corning Corporation, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments, and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for U.S. GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12
Core net sales	$2,108	$1,920	10%	$5,943	$5,559	7%
Core equity in earnings of affiliated companies	$121	$173	(30)%	$474	$562	(16)%
Core earnings	$487	$415	17%	$1,387	$1,186	17%

Core Net Sales
Core net sales increased by $188 million in the three months ended September 30, 2013, when compared to the same period in 2012, driven by higher sales in the Telecommunications segments, Display Technologies and Life Sciences segments, offset by lower sales in the Specialty Materials and Environmental Technologies segments.  Telecommunications sales increased by $127 million, driven by an increase in sales of carrier products in the amount of $108 million, largely due to growth in North America and Europe, the ramp-up of the initiative in Australia and higher wireless product sales, coupled with an increase in enterprise network products of $27 million.  Net sales increased in the Life Sciences segment by $60 million due to the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012, which increased sales by $58 million.  Display Technologies core net sales improved by $44 million, driven by an increase in volume in the mid-twenties in percentage terms, largely due to stronger sales in Taiwan, Japan and China, offset somewhat by price declines in the mid-teens.  Offsetting the improvements in these segments were net sales declines in the Specialty Materials and Environmental Technologies segments.  The decrease in net sales of $37 million in the Specialty Materials was driven by a 15% decline in Corning Gorilla Glass sales, but was offset slightly by an increase in sales of advanced optics products.  In the Environmental Technologies segment, net sales declined by $8 million, due to a reduction in sales of our light duty diesel filters, driven by continuing weakness in demand in Europe for light duty diesel vehicles, offset somewhat by higher demand for automotive and heavy duty diesel products.

For the nine months ended September 30, 2013, core net sales increased by $384 million when compared to the same period in 2012.  Higher sales in the Display Technologies, Telecommunications and Life Sciences segments were offset by declines in the Environmental Technologies and Specialty Materials segments.  Display Technologies core net sales improved by $207 million, driven by an increase in volume in the low-thirties in percentage terms, offset somewhat by price declines in the mid-teens.  Telecommunications sales increased by $131 million, driven by an increase in sales of our carrier products in the amount of $135 million, largely due to growth in North America and Europe, the ramp-up of the initiative in Australia and an increase in wireless product sales, coupled with an increase of $25 million for enterprise network products.  Net sales increased in the Life Sciences segment by $169 million due to the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012.  In the Environmental Technologies segment, while automotive product sales remained consistent with the prior year, sales of our diesel products declined by 16%.  Net sales decreased by $62 million in the Specialty Materials segment, with Corning Gorilla Glass declining 6% and advanced optics products down 7%.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of associated companies, excluding the impact of changes in the Japanese yen and the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Samsung Corning Precision	$85	$141	$335	$430
Dow Corning Corporation	28	28	114	114
All other	8	4	25	18
Total equity earnings	$121	$173	$474	$562

Core equity earnings of affiliated companies declined in the three and nine months ended September 30, 2013, when compared to the same periods last year.  Equity earnings from Samsung Corning Precision decreased by $56 million, or 40%, and $95 million, or 22%, respectively, driven by price declines in the mid-teens in percentage terms.  Improvements in manufacturing efficiency added $4 million and $28 million, respectively, but were offset by the expiration of tax holidays.

Excluding the impact of Hemlock and other special items, core equity earnings from Dow Corning remained consistent in the three and nine months ended September 30, 2013, when compared to the same periods in 2012.  Core equity earnings at Dow Corning were impacted by lower price and weaker demand for silicon products in Europe and China, the absence of two small non-recurring gains recorded in the second quarter of 2012 in the amount of $11 million, and higher interest expense, offset somewhat by a reduction in costs as a result of restructuring actions implemented in the fourth quarter of 2012.

Core Earnings
When compared to the same period last year, core earnings increased in the three months ended September 30, 2013 by $72 million, or 17%, driven by the following items:

•	Higher core earnings in the Telecommunications, Life Sciences and Environmental Technologies segments; and
•	Lower operating expenses, driven by a decrease in stock compensation expense and cost control measures implemented by our segments.

The increase in core earnings for the three months ended September 30, 2013 was offset slightly by lower core earnings in the Display Technologies segment.  Additionally, the impact of higher taxes negatively impacted core earnings in the third quarter of 2013.

When compared to the same period last year, core earnings increased in the nine months ended September 30, 2013 by $201 million, or 17%, driven by the following items:

•	Higher core earnings in the Telecommunications, Specialty Materials, Life Sciences and Display Technologies segments; and
•	Lower operating expenses, driven by a decrease in stock compensation expense and cost control measures implemented by our segments.

The increase in core earnings for the nine months ended September 30, 2013 was offset slightly by lower core earnings in the Environmental Technologies segment, driven by lower demand for our diesel products.

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.

	Three months ended September 30, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$2,067	$138	$549	$408	25.7%	$0.28
Acquisition-related costs (4)			10	7
Provision for income taxes (5)				58		0.04
Asbestos settlement (6)			5	3
Gain on change in control of equity investment (9)				(1)
Equity in earnings of affiliated companies (10)		(22)	(22)	(20)		(0.02)
Hemlock Semiconductor operating results (3)		3	3	3
Hemlock Semiconductor non-operating results (3)		(10)	(10)	(9)		(0.01)
Purchased collars and average rate forwards (2)			46	25		0.02
Other yen-related transactions (2)			(25)	(18)		(0.01)
Constant-yen (1)	41	12	40	31		0.02
Core Performance measures	$2,108	$121	$596	$487	18.3%	$0.33

	Three months ended September 30, 2012
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported *	$2,038	$240	$627	$533	15.0%	$0.36
Asbestos settlement (6)			3	2
Hemlock Semiconductor operating results (3)		(11)	(11)	(10)		(0.01)
Hemlock Semiconductor non-operating results (3)		(10)	(10)	(9)		(0.01)
Other yen-related transactions (2)			(2)	(1)
Constant-yen (1)	(118)	(46)	(122)	(100)		(0.07)
Core Performance measures	$1,920	$173	$485	$415	14.4%	$0.28

*Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

	Nine months ended September 30, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$5,863	$477	$1,906	$1,540	19.2%	$1.04
Acquisition-related costs (4)			36	24		0.02
Pension mark-to-market (8)			(41)	(26)		(0.02)
Provision for income taxes (5)				4
Asbestos settlement (6)			13	9		0.01
Gain on change in control of equity investment (9)			(17)	(12)		(0.01)
Equity in earnings of affiliated companies (10)		(22)	(22)	(20)		(0.02)
Hemlock Semiconductor operating results (3)		(4)	(4)	(4)
Hemlock Semiconductor non-operating results (3)(7)		1	1	1
Purchased collars and average rate forwards (2)			(206)	(138)		(0.09)
Other yen-related transactions (2)			(71)	(49)		(0.03)
Constant-yen (1)	80	22	76	58		0.04
Core Performance measures	$5,943	$474	$1,671	$1,387	17.0%	$0.94

	Nine months ended September 30, 2012
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported *	$5,866	$717	$1,793	$1,481	17.4%	$0.98
Asbestos settlement (6)			9	6
Hemlock Semiconductor operating results (3)		(22)	(22)	(20)		(0.01)
Hemlock Semiconductor non-operating results (3)		(10)	(10)	(9)		(0.01)
Other yen-related transactions (2)			(14)	(9)		(0.01)
Constant-yen (1)	(307)	(123)	(323)	(263)		(0.17)
Core Performance measures	$5,559	$562	$1,433	$1,186	17.2%	$0.78

*Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

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

(3)
Results of Dow Corning Corporation’s consolidated subsidiary, Hemlock Semiconductor:  We are excluding the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the operating and non-operating items and events which have caused severe unpredictability and instability in earnings over the past eighteen months, and are expected to continue in the future.  These events are being primarily driven by the macro-economic environment.  Specifically, the negative impact of the determination by the Chinese Ministry of Commerce, which imposes provisional anti-dumping duties on solar-grade polysilicon imports from the United States, and the impact of potential asset write-offs, offset by the potential benefit of large payments required under Hemlock customers’ “take-or-pay” contracts, are events that are unrelated to Dow Corning’s core operations, and that have, or could have, significant impacts to this business.

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(5)
Provision for income taxes:  These items represent discrete adjustments recorded for effects of tax law and realizability of deferred tax assets changes.  This item also includes the income tax effects of adjusting from a GAAP tax rate to a Core earnings tax rate.

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

(9)
Gain on change in control of equity investment:  Adjustment of the gain as a result of certain changes to the Shareholder Agreement of an equity company occurring in the second quarter of 2013, resulting in Corning having a controlling interest that requires consolidation of this investment.

(10)
Equity in earnings of affiliated companies:  These adjustments relate to items which do not reflect expected on-going operating results in the silicone products business of Dow Corning, such as settlements under “take-or-pay” contracts.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with U.S. GAAP.  Our reportable segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and with how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  Detailed reconciliations outlining the differences between these non-GAAP measures and the most directly comparable GAAP financial measure are included below.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies
The following tables provide net sales and other data for the Display Technologies segment (in millions):
As Reported*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$648	$763	(15)%	$1,929	$2,109	(9)%
Equity earnings of affiliated companies	$73	$187	(61)%	$314	$553	(43)%
Net income	$318	$441	(28)%	$1,004	$1,235	(19)%

Core Performance*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$689	$645	7%	$2,009	$1,802	11%
Equity earnings of affiliated companies	$85	$141	(40)%	$335	$430	(22)%
Core earnings	$304	$333	(9)%	$954	$944	1%

*Results for 2012 include the impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The following tables reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2013			Nine months ended September 30, 2013
Display Technologies	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$648	$73	$318	$1,929	$314	$1,004
Pension mark-to-market						(53)
Purchased collars			(28)			(9)
Other yen-related transactions			(17)			(48)
Constant-yen	41	12	31	80	21	60
Core performance	$689	$85	$304	$2,009	$335	$954

	Three months ended September 30, 2012			Nine months ended September 30, 2012
Display Technologies	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$763	$187	$441	$2,109	$553	$1,235
Other yen-related transactions			(1)			(9)
Constant-yen	(118)	(46)	(107)	(307)	(123)	(282)
Core performance	$645	$141	$333	$1,802	$430	$944

The increase in core net sales for the three and nine months ended September 30, 2013, which excludes the impact of changes in the Japanese yen, was primarily due to an increase in volume in the mid-twenties and low-thirties in percentage terms, respectively, when compared to the same periods last year, offset somewhat by price declines in the mid-teens.  Our capacity expansion in China, completed in late 2012, has enabled the Company to benefit from strong demand for LCD glass in that country.  Higher demand for larger television screen sizes also drove the increase in sales in this segment.

Core equity earnings from Samsung Corning Precision decreased in the three and nine months ended September 30, 2013, when compared to the same periods last year, reflecting price declines in the mid-teens and relatively consistent volume.  Improvements in manufacturing efficiency were offset by the impact of higher taxes, as a result of the partial expiration of tax holidays in South Korea.

When compared to the same period last year, core earnings in the Display Technologies segment decreased in the three months ended September 30, 2013, primarily as a result of price declines in the mid-teens in percentage terms and lower equity earnings from Samsung Corning Precision, offset partially by an increase in volume in the mid-twenties.  When compared to the same period last year, core earnings in the Display Technologies segment increased slightly in the nine months ended September 30, 2013, driven by an increase in volume in the low-thirties in percentage terms, offset somewhat by price declines in the mid-teens and lower equity earnings from Samsung Corning Precision.  Core earnings for the three and nine months ended September 30, 2013 were also positively impacted by a subsidy received from a foreign government in the amount of $28 million.

A number of Corning's patents and know-how are licensed to Samsung Corning Precision, as well as to third parties, which generate royalty income.  Royalty income from Samsung Corning Precision decreased in the three and nine months ended September 30, 2013, when compared to the same periods last year, reflecting the decline in sales at Samsung Corning Precision.

Refer to Note 9 (Investments) to the consolidated financial statements for more information about related party transactions.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three months ended September 30, 2013, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 97% of total segment sales when combined.  For the nine months ended September 30, 2013, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 94% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Samsung Corning Precision’s sales are also concentrated across a small number of its customers.  For the three and nine months ended September 30, 2013, sales to two LCD panel makers located in South Korea accounted for 91% and 92%, respectively, of Samsung Corning Precision sales.

Outlook:
We expect the overall LCD glass retail market to be up mid-to-high single digits in 2013, from 3.5 billion square feet in 2012.  We believe that the long-term market drivers will be LCD television growth, driven by growth of larger-sized LCD televisions and increased demand in emerging regions.

In the fourth quarter of 2013, Corning anticipates Display Technologies’ LCD glass volume to decrease sequentially in the low single digits in percentage terms.  We expect sequential price declines to be moderate, and similar to the third quarter of 2013.

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

Telecommunications
The following tables provide net sales and other data for the Telecommunications segment (in millions):
As Reported*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$650	$523	24%	$1,721	$1,590	8%
Net income	$62	$35	77%	$173	$93	86%

Core Performance*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$650	$523	24%	$1,721	$1,590	8%
Core earnings	$65	$35	86%	$160	$93	72%

*Results for 2012 include the impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The following table reconciles the non-GAAP financial measures for the Telecommunications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2013		Nine months ended September 30, 2013
Telecommunications	Sales	Net income	Sales	Net income
As reported	$650	$62	$1,721	$173
Pension mark-to-market				(9)
Gain on change in control				(11)
Acquisition-related costs		3		7
Core performance	$650	$65	$1,721	$160

When compared to the same periods last year, Telecommunications segment net sales in the three and nine months ended September 30, 2013, increased by $127 million, or 24%, and $131 million, or 8%, respectively.  The increase in sales was primarily driven by our carrier products, which increased by $108 million and $135 million in these periods.  Included within this product classification are sales of wireless products, which increased by $11 million and $19 million, and fiber-to-the-premises products, which increased due to growth in North America and Europe and the ramp-up of the initiative in Australia.  Also included in the increase in sales of carrier products is the impact of a small acquisition completed in the second quarter of 2013 and the consolidation of an investment due to a change in control, which added approximately $22 million in the third quarter and $32 million in the nine months ended September 30, 2013.  Enterprise network product sales also increased, adding $27 million and $25 million, respectively, in the three and nine months ending September 30, 2013.  A decline in sales of optical fiber of $8 million and $29 million somewhat offset the increase in sales in these periods, driven by lower demand for single-mode fiber in Europe, China and North America.

Core earnings in the Telecommunications segment were up significantly in the three and nine months ended September 30, 2013, when compared to the same periods in 2012.  An increase in volume, improved manufacturing performance and the implementation of strong spending controls and cost reduction initiatives drove the increase in these periods.  Movements in foreign exchange rates did not significantly impact the results of this segment.

The Telecommunications segment has a concentrated customer base.  For the three months ended September 30, 2013, no customers accounted for 10% or more of total segment sales.  For the nine months ended September 30, 2013, one customer of the Telecommunications segment represented approximately 10% of total segment sales.

Outlook:
In the fourth quarter of 2013, Telecommunications segment sales are expected to decline slightly when compared to the same period in 2012, driven by a slowdown in the construction of the fiber-to-the-premises initiative in Australia and lower single-mode fiber demand in China and North America, partially offset by the impacts of our recent acquisition and the consolidation of an equity affiliate.

Environmental Technologies
The following tables provide net sales and other data for the Environmental Technologies segment (in millions):
As Reported*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales:
Automotive	$121	$123	(2)%	$366	$372	(2)%
Diesel	104	110	(5)%	315	373	(16)%
Total net sales	$225	$233	(3)%	$681	$745	(9)%

Net income	$32	$27	19%	$95	$102	(7)%

Core Performance*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$225	$233	(3)%	$681	$745	(9)%
Core earnings	$32	$27	19%	$92	$102	(10)%

*Results for 2012 include the impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The following table reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2013		Nine months ended September 30, 2013
Environmental Technologies	Sales	Net income	Sales	Net income
As reported	$225	$32	$681	$95
Pension mark-to-market				(3)
Core performance	$225	$32	$681	$92

In the three months ended September 30, 2013, net sales of this segment decreased when compared to the same period in 2012, due to reductions in demand for our light duty diesel filters, driven by continuing weakness in demand in Europe.  Demand for heavy duty diesel products improved slightly when compared to the same period last year, resulting in an increase in sales of approximately $5 million.

In the nine months ended September 30, 2013, net sales of this segment decreased when compared to the same period in 2012, due to reductions in demand for both light duty filters and heavy duty diesel products.  Demand for light duty diesel vehicles which use our filters declined due to weak economic conditions in Europe.  Heavy duty diesel product sales were lower due to the decline in the production of Class 8 vehicles in North America.

Although net sales declined in the three months ended September 30, 2013 when compared to the third quarter of 2012, core earnings increased by 19%, driven by significantly improved manufacturing performance for our automotive and heavy duty diesel products, and lower operating expenses.  Movements in foreign exchange rates did not significantly impact the results of this segment in the three months ended September 30, 2013.

Core earnings in the nine months ended September 30, 2013 were negatively impacted by the decrease in volume for both light duty and heavy duty diesel products, offset somewhat by lower operating expenses and improved manufacturing performance in the production of automotive products, when compared to the same period last year.  Movements in foreign exchange rates did not significantly impact the results of this segment in the nine months ended September 30, 2013.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three months ended September 30, 2013, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 87% of total segment sales when combined.  For the nine months ended September 30, 2013, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 87% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the fourth quarter of 2013, we expect net sales to increase slightly when compared to the fourth quarter of 2012.

Specialty Materials
The following tables provide net sales and net income for the Specialty Materials segment (in millions):
As Reported*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$326	$363	(10)%	$885	$947	(7)%
Net income	$65	$59	10%	$162	$115	41%

Core Performance*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$326	$363	(10)%	$885	$947	(7)%
Core earnings	$65	$66	(2)%	$157	$134	17%

*Results for 2012 include the impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The following tables reconcile the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2013		Nine months ended September 30, 2013
Specialty Materials	Sales	Net income	Sales	Net income
As reported	$326	$65	$885	$162
Other yen-related transactions				(1)
Pension mark-to-market				(3)
Constant-yen				(1)
Core performance	$326	$65	$885	$157

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Specialty Materials	Sales	Net income	Sales	Net income
As reported	$363	$59	$947	$115
Constant-yen		7		19
Core performance	$363	$66	$947	$134

Net sales for the three and nine months ended September 30, 2013 decreased in the Specialty Materials segment when compared to the same periods in 2012, due to Corning Gorilla Glass sales declines of 15% and 6%, respectively.  Although retail demand for products using our Corning Gorilla Glass has increased in 2013, supply chain variability, during which we experienced robust sales of this glass in the latter half of 2012, has resulted in a supply chain contraction throughout 2013.  Advanced optics products sales increased by $9 million in the three months ended September 30, 2013, driven by the beginning of a business recovery, but declined by $14 million in the nine months ended September 30, 2013, when compared to the same periods last year.  Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in the three and nine months ended September 30, 2013.

Although sales declined by 10% in the third quarter of 2013 and 7% in the nine months ended September 30, 2013, core earnings decreased by only 2% and increased by 17%, respectively, when compared to the same periods in 2012, due to strong cost controls and cost reduction initiatives, fewer air shipments and the beginning of the advanced optics products business recovery, which partially offset the lower sales of Corning Gorilla Glass.  Net income for the three and nine months ended September 30, 2013 was not significantly impacted from movements in foreign exchange rates when compared to the same periods in 2012.

For the three months ended September 30, 2013, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 55% of total segment sales when combined.  For the nine months ended September 30, 2013, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 46% of total segment sales when combined.

Outlook:
In the fourth quarter of 2013, Specialty Materials segment sales are anticipated to be consistent with the third quarter of 2013.

Life Sciences
The following tables provide net sales and net income for the Life Sciences segment (in millions):
As Reported*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$215	$155	39%	$641	$472	36%
Net income	$20	$9	122%	$57	$32	78%

Core Performance*	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$215	$155	39%	$641	$472	36%
Core earnings	$23	$9	156%	$71	$32	122%

*Results for 2012 include the impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The following table reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2013		Nine months ended September 30, 2013
Life Sciences	Sales	Net income	Sales	Net income
As reported	$215	$20	$641	$57
Pension mark-to-market				(3)
Acquisition-related costs		3		17
Core performance	$215	$23	$641	$71

Net sales for the three and nine months ended September 30, 2013 increased when compared to the same periods last year, due to the impact of the acquisition of the Discovery Labware business completed in the fourth quarter of 2012, which increased net sales by $58 million and $174 million, respectively.  Net sales of the segment’s existing lines increased slightly in the three months ended September 30, 2013, driven by growth in China, but were lower for the nine months ended September 30, 2013, due to a decline in U.S. governmental spending.  Net sales in the three and nine months ended September 30, 2013 were not significantly impacted by movements in foreign exchange rates when compared to the same periods last year.

When compared to the same periods in 2012, core earnings in the three and nine months ended September 30, 2013 increased substantially, driven by the impact of the Discovery Labware acquisition, partially offset by the integration costs associated with the acquisition.  Movements in foreign exchange rates did not significantly impact the results of this segment in the three and nine months ended September 30, 2013.

For the three months ended September 30, 2013, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 48% of net sales when combined.  For the nine months ended September 30, 2013, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 44% of net sales when combined.

Outlook:
In the fourth quarter of 2013, we expect net sales to increase approximately 10% when compared to the fourth quarter of 2012, due to the acquisition of Discovery Labware.

All Other
All other reportable segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
As Reported and Core Performance	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12

Net sales	$3	$1	200%	$6	$3	100%
Research, development and engineering expenses	$33	$35	(6)%	$104	$91	14%
Equity in earnings of affiliated companies	$4	$1	300%	$13	$14	(7)%
Net loss	$(32)	$(30)	*	$(91)	$(66)	*

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

The net loss of this segment for the three months ended September 30, 2013, when compared to the same period last year, reflects higher taxes offsetting the increase in equity earnings and lower research, development, and engineering expenses for development projects.  The net loss of this segment for the nine months ended September 30, 2013, when compared to the same period last year, increased substantially, driven by the absence of the gain on the sale of assets in Samsung Corning Precision’s non-LCD glass business, recorded in the second quarter of 2012, and higher research, development, and engineering expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure
The following items impacted Corning’s financing and capital structure in the nine months ended September 30, 2013 and 2012:

•
In the second quarter of 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  As of September 30, 2013, we did not have any outstanding commercial paper.

•
In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of September 30, 2013, we were in compliance with this covenant.  The proceeds of this credit facility may be used for general corporate purposes, including support for our commercial paper program.

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

Capital Spending
Capital spending totaled $682 million and $1.3 billion for the nine months ended September 30, 2013 and 2012, respectively.  Spending in the first nine months of 2013 was driven primarily by the Display Technologies segment, and focused on high performance display capital investments, tank rebuilds and the expansion project in China.  We expect our 2013 capital spending to be approximately $1.1 billion.  Approximately $457 million will be directed toward our Display Technologies segment, of which approximately $78 million is related to capital projects started in 2011 and 2012.

Cash Flow
Summary of cash flow data (in millions):
	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$1,503	$1,966
Net cash used in investing activities	$(575)	$(1,621)
Net cash provided by (used in) financing activities	$(1,347)	$94

Net cash provided by operating activities decreased in the nine months ended September 30, 2013, when compared to the same period last year, largely due to the non-cash adjustment for unrealized gains on translated earnings contracts, a decrease in dividends received from affiliated companies and the unfavorable impact of changes in working capital, driven by higher incentive compensation payments, an increase in foreign tax payments, and an increase in inventory in the Telecommunications segment driven by our fiber-to-the-premises initiative in Australia.  These events were partially offset by higher net income and a decrease in pension funding, combined with the non-cash impact of the increase in the deferred tax provision.

Net cash used in investing activities was lower in the nine months ended September 30, 2013, when compared to the same period last year, due to a decrease in capital spending and the liquidation of short-term investments, offset by the premium related to our purchased collars.

Net cash used in financing activities in the nine months ended September 30, 2013 increased when compared to the same period last year, driven primarily by the absence of the issuance of long-term debt in the first quarter of 2012, the retirement of long-term debt in the first quarter of 2013, and higher dividend payments, offset slightly by lower share repurchases.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of September 30, 2013	As of December 31, 2012

Working capital	$7,550	$7,739
Current ratio	5.8:1	5.0:1
Trade accounts receivable, net of allowances	$1,392	$1,302
Days sales outstanding	61	55
Inventories	$1,275	$1,051
Inventory turns	3.9	4.7
Days payable outstanding (1)	37	41
Long-term debt	$2,816	$3,382
Total debt to total capital	12%	14%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2012 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Positive
February 14, 2012

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the third quarter of 2013 with approximately $5.4 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At September 30, 2013, approximately 71% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are indefinitely reinvested in our foreign operations but are available for repatriation, subject to relevant tax consequences, which may be significant in a particular period.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.

From time to time, we may issue debt, the proceeds of which may be used for general corporate purposes.  Additionally, to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In May 2013, the Company entered into two interest rate swap agreements to hedge against an increase in interest rates in anticipation of up to a $1 billion debt issuance expected to be executed during 2013.  The instruments were designated as cash flow hedges.  The swaps are recorded at fair value in the other asset/other liabilities line item on the consolidated balance sheet at September 30, 2013.  Through September 30, 2013, the hedge ineffectiveness related to these instruments was not material.

On June 24, 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  As of September 30, 2013, we did not have any outstanding commercial paper.

During the three and nine months ended September 30, 2013, we repurchased 14.4 million and 30.3 million shares of common stock for $213 million and $455 million, respectively, as part of a $2.0 billion share repurchase program announced on April 24, 2013.  We have approximately $1.5 billion of this authorization remaining. We will continue to repurchase our shares through various methods which may include open market purchases or accelerated share repurchase programs.  During the three and nine months ended September 30, 2012, we repurchased 14.9 million and 46.0 million shares of common stock for $187 million and $594 million, respectively, as part of a $1.5 billion share repurchase program announced on October 5, 2011 and completed in the fourth quarter of 2012.

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

Our major sources of funding for the remainder of 2013 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments, and proceeds from our commercial paper program and any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to a $1.0 billion unsecured committed revolving credit facility, the proceeds of which may be used for general corporate purposes, including support for our commercial paper program.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At September 30, 2013, our leverage using this measure was 12%, and we are in compliance with the financial covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of September 30, 2013, we were in compliance with all such provisions.

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

Purchased Collars and Average Rate Forwards
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

Changes in the fair value of the purchased collars and average rate forward contracts are recorded currently in earnings in the other (expense) income line of the consolidated statements of income.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2012 Form 10-K and remain unchanged through the first nine months of 2013.  For certain items, additional details are provided below.

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

At September 30, 2013 and December 31, 2012, the carrying value of precious metals was higher than the fair market value by $187 million and $28 million, respectively.  Although the carrying value of precious metals was higher than the fair market value in both periods, the undiscounted cash flow test showed that these precious metal assets, primarily in the Display Technologies segment, are recoverable as part of their asset groupings.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of our segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

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

NEW ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.  With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.  The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted.  Corning does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. ASU 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate.  ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting in addition to interest rates on direct Treasury obligation of the United States government and the LIBOR.  In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.  The guidance became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  We are evaluating the potential impact of this guidance on our future hedge transactions.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 clarifies when to release the cumulative translation adjustment into net income for transactions involving the disposition of some or all of an investment or a business combination achieved in stages (step acquisitions).  The amendments are effective prospectively for interim and annual periods beginning on or after December 15, 2013.  Corning does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  ASU 2013-04 requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement with co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The guidance is effective for interim and annual periods beginning after December 15, 2013.  Retrospective presentation for all comparative period presented is required with early adoption permitted.  Corning does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 16 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  Corning accrues for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2013, and December 31, 2012, Corning had accrued approximately $16 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

•	global business, economic and political conditions;
•	conditions in the financial and credit markets;
•	tariffs, import duties, and tax rates;
•	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, Euro and South Korean won;
•	product demand and industry capacity;
•	competition and pricing;
•	sufficiency of manufacturing capacity and efficiencies;
•	availability and costs of critical components and materials;
•	new product development and commercialization;
•	order activity and demand from major customers;
•	fluctuations in spending by customers and pricing;
•	disruptions in commercial activities due to terrorist activity, armed conflict, cyber attack, political or financial instability, natural disasters or major health concerns;
•	new plant start-up or restructuring costs;
•	adequacy and availability of insurance;
•	capital resource and cash flow activities;
•	ability to pace capital spending to customer demand;
•	credit rating and ability to obtain financing and capital;
•	financial risk management;
•	capital spending;
•	equity company activities;
•	interest costs;
•	restructuring, goodwill and intangible asset impairment charges;
•	acquisition and divestiture activities;
•	rate of technology change;
•	level of excess or obsolete inventory;
•	ability to enforce patents;
•	adverse litigation or regulatory developments;
•	product, materials and components performance issues;
•	retention of key personnel;
•	stock price fluctuations;
•	the ability of research and development projects to produce revenues in future periods;
•	rate of substitution by end-users purchasing LCDs;
•	downturn in demand for LCD glass substrates;
•
customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their ongoing operations and manufacturing expansions and pay their receivables when due;

•	employee continuation and other transition risks when integrating acquired businesses;
•	loss of significant customers;
•	fluctuations in supply chain inventory levels;
•	changes in tax laws and regulations;
•	changes in accounting rules and standards;
•	the potential impact of legislation, government regulations and other government action and investigations;
•	temporary idling of capacity or delaying expansion;
•	the ability to implement productivity, consolidation and cost reduction efforts, and to realize anticipated benefits;
•	adverse weather conditions and earthquakes; and
•	other risks detailed in Corning’s SEC filings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Corning carried out an evaluation, under the supervision and with the participation of Corning’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Corning’s disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report.  Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Internal controls over financial reporting for SCP and DCC is the responsibility of SCP and DCC management.  Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of September 30, 2013.

During the fiscal quarter ended September 30, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation.  See our 2012 Form 10-K.

Dow Corning Corporation.  See our 2012 Form 10-K.  For updates to estimated liabilities as of September 30, 2013, and for information regarding the Chinese Ministry of Commerce antidumping and countervailing duty investigations of solar-grade polycrystalline silicon products imported to China from the U.S. and South Korea, see Part I, Item 1, Financial Statements, Note 9, “Investments – Dow Corning Corporation (Dow Corning),” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Pittsburgh Corning Corporation.  See our 2012 Form 10-K.  For updates as of September 30, 2013, see Part I, Item 1, Financial Statements, Note 3, “Commitments, Contingencies, and Guarantees” of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

Grand Jury Subpoena.  See our 2012 Form 10-K.

Antidumping Investigation Involving Single-Mode Optical Fiber Produced in India.  In August 2013, China’s Ministry of Commerce initiated an antidumping proceeding involving single-mode optical fiber produced in India and exported to China.  Corning recently constructed an optical fiber draw facility in India which commenced operations in November 2012 and only reached full-scale production capability in June 2013.  The period of investigation is April 1, 2012 through March 31, 2013, a period during which Corning’s export volumes to China from India were small.  Although an antidumping action is a trade action between the two countries involved, dumping margins – if assessed – are assessed individually against producers based information provided in detailed questionnaires completed and verification audits undertaken.  Corning has responded to the petition and completed the questionnaires.  While we do not believe our sales into China from India violated applicable trade laws, the antidumping laws provide great discretion to the investigating authorities, particularly where a start-up operation is involved.  A final determination is expected in the period August 2014 - February 2015.  A negative determination would result in the imposition of an antidumping margin on single-mode optical fiber exported from India to China for a period of at least 5 years.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2013:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
July 1-31, 2013	4,343,304	$14.83	4,246,168	$1,694,638,832
August 1-31, 2013	5,248,525	$14.81	5,214,896	$1,617,421,387
September 1-30, 2013	4,964,346	$14.60	4,961,612	$1,544,970,853
Total	14,556,175	$14.74	14,422,676	$1,544,970,853

(1)
This column reflects the following transactions during the third quarter of 2013:  (i) the deemed surrender to us of 39,359 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units, (ii) the surrender to us of 94,140 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the repurchase of 14,422,676 shares of common stock in conjunction with the repurchase program announced in the second quarter of 2013.

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

Corning Incorporated
(Registrant)

October 30, 2013	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

October 30, 2013	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)