Form 10-K
period 2013-12-31
CORNING INC /NY
filed 2014-02-10
CIK 24741

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21 billion based on the $14.23 price as reported on the New York Stock Exchange.

There were 1,392,124,762 shares of Corning’s common stock issued and outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 13, 2014, and filed for the Registrant’s 2014 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

This page intentionally left blank.

Back to Contents

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

ITEM 1	Business

General

Corning traces its origins to a glass business established in 1851. The present corporation was incorporated in the State of New York in December 1936. The Company’s name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

Corning Incorporated is a world leader in the manufacture of specialty glass and ceramics. Drawing on more than 160 years of materials science and process engineering knowledge, Corning creates and makes keystone components that enable high-technology systems for consumer electronics, mobile emissions control, telecommunications and life sciences. Corning operates in five reportable segments: Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences. Corning manufactures and processes products at approximately 70 plants in 15 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs) that are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. This segment develops, manufactures and supplies high quality glass substrates using technology expertise and a proprietary fusion manufacturing process, which Corning invented and is the cornerstone of the Company’s technology leadership in the LCD industry. The automated process yields high quality glass substrates with excellent dimensional stability and uniformity – essential attributes for the production of large, high performance active matrix LCDs. Corning’s fusion process is scalable and is thought to be the most effective process in producing large size substrates. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. In 2006, Corning launched EAGLE XG®, the industry’s first LCD glass substrate that is free of heavy metals. In 2010, leveraging the EAGLE XG® composition, Corning introduced EAGLE XG® Slim glass, a line of slim glass substrates which enables lighter-weight portable devices and thinner televisions and monitors. In 2011, Corning launched Corning Lotus™ Glass, a high-performance display glass developed to enable cutting-edge technologies, including organic light-emitting diode (OLED) displays and next generation LCDs. Corning Lotus Glass helps support the demanding manufacturing processes of both OLED and liquid crystal displays for high performance, portable devices such as smart phones, tablets, and notebook computers. In 2012, Corning introduced Corning® Willow™ Glass, our ultra-slim flexible glass for use in next-generation consumer electronic technologies. Not only does this technology support thinner backplanes for both OLED and LCD displays, it also allows for curved displays for immersive viewing or mounting on non-flat surfaces. And in 2013, Corning announced the commercial launch of Corning Lotus™ XT Glass, a second-generation glass substrate specially formulated for high-performance displays. The Corning Lotus Glass platform offers an energy-efficient, immersive display device that features high resolution, fast response times, and bright picture quality.

Our Display Technologies segment has two equity affiliates: 1) Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision Materials), of which Corning owns 57% and Samsung Display Co., Ltd. (Samsung Display) owns 43%; and 2) Samsung Corning Advanced Glass, LLC, owned equally by Corning and Samsung Mobile Display Co., Ltd. Samsung Corning Precision Materials is a leading supplier of LCD glass substrates to display manufacturers in Korea. Samsung Corning Advanced Glass, LLC manufactures specialty glass substrates for the rapidly expanding organic light emitting diode (OLED) device market. The business combines Corning’s Lotus™ Glass substrate technology and Samsung Display’s OLED display expertise, to provide outstanding product solutions for current and future OLED technologies. Samsung Corning Precision Materials’ financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

CORNING INCORPORATED - 2013 Form 10-K	1

Back to Contents

To extend Corning’s leadership in specialty glass and drive earnings growth, Corning announced in October 2013 that it is entering into a series of strategic and financial agreements with Samsung Display intended to strengthen product and technology collaborations between the two companies. Corning and Samsung Display completed this transaction on January 15, 2014.

The following is a summary of the series of transactions, and the impacts to the Display Technologies segment:

•	Corning obtained full ownership of Samsung Corning Precision Materials. This organization and its assets will be integrated into Corning’s Display Technologies segment.

•	Corning and Samsung Display extended their long-term LCD display glass supply agreement through 2023.

•	The two companies’ strengthened their technology collaborations on strategic product development and commercialization initiatives.

In connection with these agreements, in the fourth quarter of 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on Samsung Corning Precision Materials’ balance sheet at September 30, 2013. The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57%. Because this transaction did not result in a change in control based on the governing articles of this entity, Corning did not consolidate this entity as of December 31, 2013. The remaining transactions were completed on January 15, 2014, which increased Corning’s ownership to 100% and will result in consolidation of the entity beginning in the first quarter of 2014. Refer to Note 21 (Subsequent Events) to the Consolidated Financial Statements for additional information.

LCD glass manufacturing is a highly capital intensive business. Important attributes for success include efficient manufacturing, access to capital, technology know-how, and patents. As a result of these transactions, Corning expects to realize increased flexibility in glass-melting capabilities, which will allow the company to re-evaluate the need for major capital expenditures for additional fusion glass manufacturing assets.

Corning has LCD glass manufacturing operations in the United States, Japan, Taiwan and China. Samsung Corning Precision Materials has LCD glass manufacturing facilities in Korea. Following completion of the transaction, Corning will be able to service all specialty glass customers in all regions directly, utilizing its manufacturing facilities throughout Asia.

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

The Display Technologies segment represented 32% of Corning’s sales in 2013.

Optical Communications Segment

Corning invented the world’s first low-loss optical fiber in 1970. Since that milestone, we have continued to pioneer optical fiber, cable and connectivity solutions. As global bandwidth demand driven by video usage grows exponentially, networks continue to migrate from copper to optical-based systems that can deliver the required cost-effective bandwidth-carrying capacity. Our unrivaled experience puts us in a unique position to design and deliver optical solutions that reach every edge of the communications network.

Because our Optical Communications segment has recently evolved from being a manufacturer of optical fiber and cable, and hardware and equipment to being a comprehensive provider of industry-leading optical solutions across the broader communications industry, we are updating the name of the segment to Corning Optical Communications. This segment will be classified into two main product groupings – carrier network and enterprise network. The carrier network product group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications. The enterprise network product group consists primarily of optical-based communication networks of products and solutions sold to businesses, governments and individuals for their own use.

CORNING INCORPORATED - 2013 Form 10-K	2

Back to Contents

Our carrier network product portfolio begins with optical fiber products, including Vascade® submarine optical fibers for use in submarine networks; LEAF® optical fiber for long-haul, regional and metropolitan networks; SMF-28® ULL fiber for more scalable long-haul and regional networks; SMF-28e+™ single-mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; and ClearCurve® ultra-bendable single-mode fiber for use in multiple-dwelling units and fiber-to-the-home applications. In 2013, Corning announced its latest single-mode optical fiber innovation, SMF-28® Ultra fiber. Designed for high performance across the range of long-haul, metro, access, and fiber-to-the-home network applications, it is the first to combine the benefits of industry-leading attenuation and improved macrobend performance in one fiber. Our optical fiber is sold directly to end users or third-party cablers around the world. Corning’s remaining fiber production is cabled internally and sold to end users as either bulk cable or as part of an integrated optical solution. Corning’s cable products support various outdoor, indoor/outdoor and indoor applications and include a broad range of loose tube, ribbon and drop cable designs with flame-retardant versions available for indoor and indoor/outdoor use.

In addition to optical fiber and cable, our carrier network product portfolio also includes hardware and equipment products, including cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures, network interface devices, and other accessories. These products may be sold as individual components or as part of integrated optical connectivity solutions designed for various carrier network applications. Examples of these solutions include our FlexNAPTM terminal distribution system, which provides pre-connectorized distribution and drop cable assemblies for cost-effectively deploying Fiber-to-the-Home (FTTH) networks; and the recently launched CentrixTM platform, which provides a high-density fiber management system with industry-leading density and innovative jumper routing that can be deployed in a wide variety of carrier switching centers.

To keep pace with surging demand for mobile bandwidth, the Corning Optical Network Evolution (ONE) wireless platform was launched in 2013. In addition to our full complement of operator-grade distributed antenna systems (DAS), ONE™ is the first all-optical converged cellular and Wi-Fi® solution built on an all-optical backbone with modular service support. The ONE wireless platform provides virtually unlimited bandwidth, and meets all of the wireless service needs of large-scale enterprises at a lower cost than the typical DAS solution.

In addition to our optical-based portfolio, Corning’s carrier network portfolio also contains select copper-based products including subscriber demarcation, connection and protection devices, xDSL (different variations of digital subscriber lines) passive solutions and outside plant enclosures. In addition, Corning offers coaxial RF interconnects for the cable television industry as well as for microwave applications for GPS, radars, satellites, manned and unmanned military vehicles, and wireless and telecommunications systems.

Our enterprise network product portfolio also includes optical fiber products, including ClearCurve® ultra-bendable multimode fiber for data centers and other enterprise network applications; InfiniCor® fibers for local area networks; and more recently ClearCurve® VSDN® ultra-bendable optical fiber designed to support emerging high-speed interconnects between computers and other consumer electronics devices. The remainder of Corning’s fiber production is cabled internally and sold to end users as either bulk cable or as part of an integrated optical solution. Corning’s cable products include a broad range of tight-buffered, loose tube and ribbon cable designs with flame-retardant versions available for indoor and indoor/outdoor applications that meet local building code requirements.

Corning’s hardware and equipment products for enterprise network applications include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures and other accessories. These products may be sold as individual components or as part of integrated optical connectivity solutions designed for various network applications. Examples of enterprise network solutions include the Pretium EDGE® platform, which provides high-density pre-connectorized solutions for data center applications, and continues to evolve with recent updates for upgrading to 40/100G applications and port tap modules for network monitoring; the previously mentioned ONE Wireless platform, which spans both carrier and enterprise network applications; and our recently introduced optical connectivity solutions to support customer initiatives.

The Optical Communications segment also launched Thunderbolt™ Optical Cables in 2013, the first all-optical fiber cables designed for consumer applications. These cables allow users to effortlessly manage the demands of today’s high-bandwidth applications at up to 20 Gb/sec over longer distances. The electrically isolated, noise-reducing cables are up to 50 percent thinner and 80 percent lighter than comparable copper cables with substantially increased strength and flexibility.

CORNING INCORPORATED - 2013 Form 10-K	3

Back to Contents

Corning operates manufacturing facilities worldwide. Our optical fiber manufacturing facilities are located in North Carolina, China and India. Cabling operations include facilities in North Carolina, Germany, Poland, China and smaller regional locations and equity affiliates. Our manufacturing operations for hardware and equipment products are located in North Carolina, Texas, Arizona, Mexico, Brazil, Denmark, Germany, Poland, Israel, Australia and China.

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

The Optical Communications segment represented 30% of Corning’s sales for 2013.

Environmental Technologies Segment

Corning’s Environmental Technologies segment manufactures ceramic substrates and filter products for emissions control in mobile and stationary applications around the world. In the early 1970s, Corning developed an economical, high-performance cellular ceramic substrate that is now the standard for catalytic converters in vehicles worldwide. As global emissions control regulations tighten, Corning has continued to develop more effective and durable ceramic substrate and filter products for gasoline and diesel applications. Corning manufactures substrate and filter products in New York, Virginia, China, Germany and South Africa. Corning sells its ceramic substrate and filter products worldwide to catalyzers and manufacturers of emission control systems who then sell to automotive and diesel vehicle or engine manufacturers. Although most sales are made to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers.

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

The Environmental Technologies segment represented 12% of Corning’s sales for 2013.

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

Our cover glass, known as Corning® Gorilla® Glass, is a thin sheet glass designed specifically to function as a cover glass for display devices such as tablets, notebook PCs, televisions and mobile phones. Elegant and lightweight, Corning Gorilla Glass is durable enough to resist many real-world events that commonly cause glass failure, enabling exciting new applications in technology and design. Early in 2012, Corning launched Corning® Gorilla® Glass 2, the next generation in our Corning Gorilla Glass suite of products. Corning Gorilla Glass 2 enables up to a 20% reduction in glass thickness, while maintaining the industry-leading damage resistance, toughness and scratch-resistance. And in 2013, we introduced Corning® Gorilla® Glass 3 with Native Damage Resistance, our latest version of our damage-resistant cover glass for consumer electronic devices, and Corning® Gorilla® Glass NBT™, designed to help protect touch notebook displays from scratches and other forms of damage that come from everyday handling and use. Corning Gorilla Glass is manufactured in Kentucky, Japan and Taiwan.

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

CORNING INCORPORATED - 2013 Form 10-K	4

Back to Contents

Patent protection is important to the segment’s operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition and loyalty, through well-known trademarks, are important to the segment. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Specialty Materials segment represented approximately 15% of Corning’s sales for 2013.

Life Sciences Segment

As a leading developer, manufacturer and global supplier of scientific laboratory products for more than 95 years, Corning’s Life Sciences segment collaborates with researchers seeking new approaches to increase efficiencies, reduce costs and compress timelines in the drug discovery process. Using unique expertise in the fields of materials science, surface science, optics, biochemistry and biology, the segment provides innovative solutions that improve productivity and enable breakthrough discoveries.

Life Sciences laboratory products include general labware and equipment, as well as specialty surfaces, media and reagents, that are used for cell culture research, bioprocessing, genomics, drug discovery, microbiology and chemistry. Corning sells life science products under these primary brands: Corning, Falcon, PYREX, Axygen, and Gosselin. The products are marketed worldwide, primarily through distributors to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other research facilities. Corning manufactures these products in the United States in Maine, New York, New Jersey, California, Utah, Virginia, Massachusetts and North Carolina, and outside of the U.S. in Mexico, France, Poland, and China.

In addition to being a global leader in consumable glass and plastic laboratory tools for life science research, Corning continues to develop and produce unique technologies aimed at simplifying customer lab processes, or “workflows”, through three key categories:

•	Vessels – Corning® HYPER platform of vessels for increased cell yields; Corning® Microcarriers for cell scale-up, therapy and vaccine applications;

•	Surfaces – Corning® CellBIND® Surface; Corning® Matrigel®; Corning® BioCoatTM; Corning Synthemax® II Surface;

•	Media – Corning® stemgro®

In addition, Corning continues to advance its Corning® Epic® Technology for high-throughput screening with the Corning® Epic® BT, bench top instrument.

Patent protection is important to the segment’s operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition and loyalty, through well-known trademarks, are important to the segment. Refer to the material under the heading “Patents and Trademarks” for information relating to the Company’s patents and trademarks.

The Life Sciences segment represented approximately 11% of Corning’s sales for 2013.

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

The Other segment represented less than 1% of Corning’s sales for 2013.

Additional explanation regarding Corning and its five reportable segments is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 (Reportable Segments) to the Consolidated Financial Statements.

CORNING INCORPORATED - 2013 Form 10-K	5

Back to Contents

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company headquartered in Michigan that manufactures silicone products worldwide. Dow Corning is a leader in silicon-based technology and innovation, offering more than 7,000 products and services. Dow Corning is the majority-owner of Hemlock Semiconductor Group (Hemlock), a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries. Dow Corning’s sales were $5.7 billion in 2013. Additional discussion about Dow Corning appears in the Legal Proceedings section. Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

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

Display Technologies Segment

We believe Corning, including Samsung Corning Precision Materials, is the largest worldwide producer of glass substrates for active matrix LCD displays. The environment for LCD glass substrate products is very competitive and Corning believes it has sustained its competitive advantages by investing in new products, providing a consistent and reliable supply, and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals. Asahi Glass, Nippon Electric Glass and Avan Strate, Inc. are Corning’s principal competitors in display glass substrates.

Optical Communications Segment

Competition within the communications equipment industry is intense among several significant companies. Corning is a leading competitor in the segment’s principal product groups, which include carrier network and enterprise network. The competitive landscape includes industry consolidation, price pressure and competition for the innovation of new products. These competitive conditions are likely to persist. Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property yield cost advantages relative to several of its competitors.

The primary competing producers of carrier network products are TE Connectivity, Prysmian Group, OFS (a Furukawa Company), Fujikura Ltd., Sumitomo Electric, YOFC, Futong Group and 3M Company.

For enterprise network products, significant competitors are CommScope, TE Connectivity, Panduit Corporation and a number of other smaller competitors.

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

CORNING INCORPORATED - 2013 Form 10-K	6

Back to Contents

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

Life Sciences Segment

Corning seeks to maintain a competitive advantage by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. Our principle worldwide competitors include Greiner, Nunc, Kimble-Chase, Gibco and Duran. Corning also faces increasing competition from two large distributors that have pursued backward integration or introduced private label products.

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

Availability of resources (ores, minerals, polymers, helium and processed chemicals) required in manufacturing operations, appears to be adequate. Corning’s suppliers, from time to time, may experience capacity limitations in their own operations, or may eliminate certain product lines. Corning believes it has adequate programs to ensure a reliable supply of batch materials and precious metals. For many products, Corning has alternate glass compositions that would allow operations to continue without interruption in the event of specific materials shortages.

Certain key materials and proprietary equipment used in the manufacturing of products are currently sole-sourced or available only from a limited number of suppliers. Any future difficulty in obtaining sufficient and timely delivery of components could result in lost sales due to delays or reductions in product shipments, or reductions in Corning’s gross margins.

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations. In 2013, Corning was granted over 350 patents in the U.S. and over 700 patents in countries outside the U.S.

Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting Corning’s innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2013, Corning and its wholly-owned subsidiaries owned over 6,900 unexpired patents in various countries of which about 3,100 were U.S. patents. Between 2014 and 2015, approximately 4% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 8,000 patent applications in process, with about 2,000 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

CORNING INCORPORATED - 2013 Form 10-K	7

Back to Contents

The Display Technologies segment has over 900 patents in various countries, of which over 250 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technologies segment patents set to expire between 2014 and 2016.

The Optical Communications segment has over 2,400 patents in various countries, of which over 1,100 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include: (i) patents relating to optical fiber products including low loss optical fiber, high data rate optical fiber, and dispersion compensating fiber, and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; (iii) patents relating to optical fiber connectors, termination and storage and associated methods of manufacture; and (iv) patents related to distributed communication systems. There is no group of important Optical Communications segment patents set to expire between 2014 and 2016.

The Environmental Technologies segment has over 500 patents in various countries, of which over 250 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. There is no group of important Environmental Technologies segment patents set to expire between 2014 and 2016.

The Specialty Materials segment has about 600 patents in various countries, of which over 350 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to protective cover glass, ophthalmic glasses and polarizing dies, and semiconductor/microlithography optics and blanks, metrology instrumentation and laser/precision optics, glass polarizers, specialty fiber, and refractories. There is no group of important Specialty Materials segment patents set to expire between 2014 and 2016.

The Life Sciences segment has over 800 patents in various countries, of which over 250 are U.S. patents. No one patent is considered material to this business segment. Some of the important U.S.-issued patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including multiwell plates and cell culture products, as well as equipment and processes for label independent drug discovery. There is no group of important Life Sciences segment patents set to expire between 2014 and 2016.

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

Corning’s principal trademarks include the following: Axygen, Corning, Celcor, ClearCurve, DuraTrap, Eagle XG, Epic, Evolant, Gosselin, Gorilla, HPFS, Lanscape, Pretium, Pyrex, Steuben, Falcon, SMF-28e, and Willow.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures each year. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $5 million in 2013 and are estimated to be $6 million in 2014.

Corning’s 2013 consolidated operating results were charged with approximately $39 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2013, Corning had approximately 30,400 full-time employees, including approximately 11,400 employees in the United States. From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers. Unions are certified as bargaining agents for approximately 23.8% of Corning’s United States employees.

CORNING INCORPORATED - 2013 Form 10-K	8

Back to Contents

Executive Officers of the Registrant

Wendell P. Weeks Chairman, Chief Executive Officer and President

Mr. Weeks joined Corning in 1983. He was named vice president and general manager of the Optical Fiber business in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president in 1999, and president, Corning Optical Communications in 2001. Mr. Weeks was named president and chief operating officer of Corning in 2002, president and chief executive officer in 2005 and chairman and chief executive officer on April 26, 2007. He added the title of president in December 2010. Mr. Weeks is a director of Merck & Co. Inc. Mr. Weeks has been a member of Corning’s Board of Directors since 2000. Age 54.

James B. Flaws Vice Chairman and Chief Financial Officer

Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997, vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning’s Board of Directors since 2000. Age 65.

Kirk P. Gregg Executive Vice President and Chief Administrative Officer

Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, Administration in December 1997 and to his current position in 2002. He is responsible for Human Resources, Information Technology, Procurement and Transportation, Aviation, Community Affairs, Government Affairs, Business Services and Corporate Security. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 54.

Lawrence D. McRae Executive Vice President, Strategy and Corporate Development

Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was elected vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, and senior vice president Strategy and Corporate Development in October 2005. He was elected to his present position in October 2010. Mr. McRae is on the board of directors of Dow Corning Corporation, and Samsung Corning Precision Materials Co., Ltd. Age 55.

David L. Morse Executive Vice President and Chief Technology Officer

Dr. Morse joined Corning in 1976 in glass research, and worked as a composition scientist in developing and patenting several major products. He served in a variety of product and materials research and technology director roles, and was appointed division vice president and technology director for photonic technology groups beginning in March 1999, and became director of corporate research, science and technology in December 2001. He was elected vice president in January 2003, becoming senior vice president and director of corporate research in 2006. Dr. Morse was elected to his current position in May 2012. He is on the board of Dow Corning Corporation and a member of the National Academy of Engineering and the National Chemistry Board. Age 61.

Jeffrey W. Evenson Senior Vice President and Operations Chief of Staff

Dr. Evenson joined Corning in June 2011 and was elected to his current position at that time. He serves on the Management Committee and oversees a variety of strategic programs and growth initiatives. Prior to joining Corning, Dr. Evenson was a senior vice president with Sanford C. Bernstein, where he served as a senior analyst since 2004. Before that, Dr. Evenson was a partner at McKinsey & Company, where he led technology and market assessment for early-stage technologies. Age 48.

R. Tony Tripeny Senior Vice President, Corporate Controller and Principal Accounting Officer

Mr. Tripeny joined Corning in 1985 as the corporate accounting manager of Corning Cable Systems, and became the Keller facility’s plant controller in 1989. In 1993, he was appointed equipment division controller of Corning Cable Systems and, in 1996 corporate controller. Mr. Tripeny was appointed chief financial officer of Corning Cable Systems in July 2000. In 2003, he took on the additional role of Telecommunications group controller. He was appointed division vice president, operations controller in August 2004, and vice president, corporate controller in October 2005. Mr. Tripeny was elected to his current position in April 2009. He is on the board of directors of Hardinge Inc. Age 54.

Lewis A. Steverson Senior Vice President and General Counsel

Mr. Steverson joined Corning in June 2013 as Senior Vice President and General Counsel. Prior to joining Corning, Mr. Steverson served as senior vice president, general counsel, and secretary of Motorola Solutions, Inc. During his 18 years with Motorola, he held a variety of legal leadership roles across the company’s numerous business units. Prior to Motorola, Mr. Steverson was in private practice at the law firm of Arnold & Porter. Age 50.

CORNING INCORPORATED - 2013 Form 10-K	9

Back to Contents

Document Availability

A copy of Corning’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Linda E. Jolly, Corporate Secretary, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations line on Corning’s web site at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Other

Additional information in response to Item 1 is found in Note 20 (Reportable Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

ITEM 1A	Risk Factors

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

As a multinational company, we face many risks which could adversely impact our ongoing operations and reported financial results

We operate in over 100 countries and derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include manufacturing, assembly, sales, customer support, and shared administrative service centers.

Compliance with laws and regulations increases our cost of doing business. These laws and regulations include U.S. laws and local laws which include data privacy requirements, employment and labor laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions and export requirements. Non-compliance and violations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

CORNING INCORPORATED - 2013 Form 10-K	10

Back to Contents

We are also subject to a variety of other risks in managing a multinational global organization, including those related to:

•	General economic conditions in each country or region;

•	Many complex regulatory requirements affecting international trade and investment, including anti-dumping laws, export controls, the Foreign Corrupt Practices Act and local laws prohibiting improper payments. Our operations may be adversely affected by changes in the substance or enforcement of these regulatory requirements, and by actual or alleged violations of them;

•	Fluctuations in currency exchange rates, convertibility of currencies and restrictions involving the movement of funds between jurisdictions and countries;

•	Sovereign risks may adversely affect Corning’s profitability and assets;

•	Geographical concentration of our factories and operations and regional shifts in our customer base;

•	Periodic health epidemic concerns;

•	Political unrest, confiscation or expropriation of our assets by foreign governments, terrorism and the potential for other hostilities;

•	Difficulty in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;

•	Differing legal systems, including protection and treatment of intellectual property and patents;

•	Complex tax regimes, tariffs, trade duties and other trade barriers including anti-dumping duties;

•	Difficulty in collecting obligations owed to us such as accounts receivable;

•	Natural disasters such as floods, earthquakes and windstorms; and

•	Potential power loss or disruption affecting manufacturing.

Our sales could be negatively impacted by the actions or circumstances of one or more key customers leading to the substantial reduction in orders for our products

In 2013, Corning’s ten largest customers accounted for 50% of our sales.

In addition, a relatively small number of customers accounted for a high percentage of net sales in our reportable segments. For 2013, four customers of the Display Technologies segment accounted for 94% of total segment net sales when combined. In the Optical Communications segment, one customer accounted for 10% of segment net sales. In the Environmental Technologies segment, three customers accounted for 87% of total segment sales in aggregate. In the Specialty Materials segment, three customers accounted for 47% of segment sales in 2013. In the Life Sciences segment, two customers accounted for 44% of segment sales in 2013. As a result of mergers and consolidations between customers, Corning’s customer base could become more concentrated.

Samsung Corning Precision Materials’ sales were also concentrated in 2013, with sales to two LCD panel makers located in South Korea accounting for approximately 92% of total Samsung Corning Precision Materials sales.

Our Optical Communications segment customers’ purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. Sales in the Optical Communications segment are expected to be impacted by the pace of fiber-to-the-premises deployments. Our sales will be dependent on planned targets for homes passed and connected. Changes in our customers’ deployment plans could adversely affect future sales.

In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions tend to fluctuate with vehicle production. Changes in laws and regulations for air quality and emission controls may also influence future sales. Sales in our Environmental Technologies segment are mainly to three catalyzers and emission system control manufacturers. Our customers sell these systems to automobile and diesel engine original equipment manufacturers. Sales in this segment may be affected by adverse developments in the global vehicle or freight hauling industries or by such factors as higher fuel prices that may affect vehicle sales or downturns in freight traffic.

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

CORNING INCORPORATED - 2013 Form 10-K	11

Back to Contents

Sales in our Life Sciences segment are concentrated with two large distributors who are also competitors, and the balance is to a variety of pharmaceutical and biotechnology companies, hospitals, universities, and other research facilities. In 2013, our two largest distributors accounted for 44% of Life Sciences’ segment sales. Changes in our distribution arrangements in this segment may adversely affect this segment’s financial results.

Our operations and financial performance could be negatively impacted, if the markets for our products do not develop and expand as we anticipate

The markets for our products are characterized by rapidly changing technologies, evolving industry or regulatory standards and new product introductions. Our success is dependent on the successful introduction of new products, or upgrades of current products, and our ability to compete with new technologies. The following factors related to our products and markets, if they do not continue as in the recent past, could have an adverse impact on our operations:

•	our ability to introduce advantaged products such as glass substrates for liquid crystal displays, optical fiber and cable and hardware and equipment, and environmental substrate and filter products at competitive prices;

•	our ability to manufacture glass substrates and strengthened glass, to satisfy our customers technical requirements and our contractual obligations; and

•	our ability to develop new products in response to government regulations and laws.

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

Any of these items could cause our sales, profitability and cash flows to be significantly reduced.

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, New Taiwan dollar, Korean won, and Euro, affect our sales, profit and cash flows. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the U.S. dollar and Japanese yen. Sales in our Display Technologies segment, representing 32% of Corning’s sales in 2013, are denominated in Japanese yen. If sales grow in our Display Technologies segment, our exposure to currency fluctuations will increase. Corning hedges significant transaction and balance sheet currency exposures and uses derivative instruments to limit exposure to foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results. Although we selectively hedge these items, changes in exchange rates (especially the Japanese yen to U.S. dollar) will significantly impact our reported revenues and profits.

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

CORNING INCORPORATED - 2013 Form 10-K	12

Back to Contents

If the financial condition of our customers declines, our credit risks could increase

Although we have a rigorous process to administer credit and believe our bad debt reserve is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers or our indirect customers fail to meet their payment obligations for our products, we could experience reduced cash flows and losses in excess of amounts reserved. Many customers of our Display Technologies and Specialty Materials segments are thinly capitalized and/or unprofitable. In our Environmental Technologies segment, the U.S. auto makers and certain of their suppliers have encountered credit downgrades or have filed for bankruptcy protection. In our Optical Communications segment, certain large infrastructure projects are subject to governmental funding, which, if terminated, could adversely impact the financial strength of our customers. These factors may result in an inability to collect receivables or a possible loss in business.

The success of our business depends on our ability to develop and produce advantaged products that meet our customers’ needs

Our business relies on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to our customers, OEMs and distributors. This is dependent on a number of factors, including our ability to manage and maintain key customer relationships, our ability to produce products that meet the quality, performance and price expectations of our customers. The manufacturing of our products involves complex and precise processes. In some cases, existing manufacturing may be insufficient to achieve the requirements of our customers. We will need to develop new manufacturing processes and techniques to maintain profitable operations. While we continue to fund projects to improve our manufacturing techniques and processes and lower our costs, we may not achieve satisfactory manufacturing costs that will fully enable us to meet our profitability targets.

In addition, our continued success in selling products that appeal to our customers is dependent on our ability to innovate, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovations. Failure to continue to deliver quality and competitive products to the marketplace, to adequately protect our intellectual property rights, to supply products that meet applicable regulatory requirements or to predict market demands for, or gain market acceptance of, our products, could have a negative impact on our business, results of operations and financial condition.

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

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2013, Corning had goodwill and other intangible assets of $1,542 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

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

CORNING INCORPORATED - 2013 Form 10-K	13

Back to Contents

We operate in a highly competitive environment

We operate in a highly competitive environment, and our outlook depends on the company’s share of industry sales based on our ability to compete with others in the marketplace. The Company competes on the basis of product attributes, customer service, quality and price. There can be no assurance that our products will be able to compete successfully with other companies’ products. Our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or unexpected, emerging technologies or products. We expect that we will face continuous competition from existing competitors, low cost manufacturers and new entrants. We believe we must invest in research and development, engineering, manufacturing and marketing capabilities, and continue to improve customer service in order to remain competitive. We cannot provide assurance that we will be able to maintain or improve our competitive position.

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

LCD glass generates a significant amount of the Company’s profits and cash flow, and any events that adversely affect the market for LCD glass substrates could have a material and negative impact on our financial results

Corning’s ability to generate profits and operating cash flow depends largely upon the level of profitability of our LCD glass business. As a result, any event that adversely affects our Display business could have a significant impact on our consolidated financial results. These events could include loss of patent protection, increased costs associated with manufacturing, and increased competition from the introduction of new, and more desirable products. If any of these events had a material adverse effect on the sales of our LCD glass, such an event could result in material charges and a significant reduction in profitability.

Additionally, emerging material technologies could replace our glass substrates for certain applications, including display glass, cover glass and others, resulting in a decline in demand for our products. Existing or new production capacity for glass substrates may exceed the demand for them. Technologies for displays, cover glass and other applications in competition with our glass may reduce or eliminate the need for our glass substrates. New process technologies developed by our competitors may also place us at a cost or quality disadvantage. Our own process technologies may be acquired or used unlawfully by others, enabling them to compete with us. Our inability to manufacture glass substrates to the specifications required by our customers may result in loss of revenue, margins and profits or liabilities for failure to supply. A scarcity of resources, limitations on technology, personnel or other factors resulting in a failure to produce commercial quantities of glass substrates could have adverse financial consequences to us.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations

Our effective tax rate could be adversely impacted by several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changes in tax treaties and regulations or the interpretation of them;

•	changes to our assessments about the realizability of our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business;

•	the outcome of current and future tax audits, examinations, or administrative appeals;

•	changes in generally accepted accounting principles that affect the accounting for taxes; and

•	limitations or adverse findings regarding our ability to do business in some jurisdictions.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe our tax estimates are reasonable, the final determination could be materially different from our historical tax provisions and accruals.

CORNING INCORPORATED - 2013 Form 10-K	14

Back to Contents

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

A significant amount of our net profits and cash flows are generated from outside the U.S., and certain repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form proposed legislation may pass, if enacted certain anti-deferral proposals could have a material adverse impact on our tax expense and cash flow.

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

We are subject to strict environmental regulations and regulatory changes that could result in fines or restrictions that interrupt our operations

Various stages in some of our manufacturing processes generate chemical waste, waste water, other industrial waste or greenhouse gases, and we are subject to numerous laws and regulations relating to the use, storage, discharge and disposal of such substances. We have installed anti-pollution equipment for the treatment of chemical waste and waste water at our facilities. We have taken steps to control the amount of greenhouse gases created by our manufacturing operations. However, we cannot provide assurance that environmental claims will not be brought against us or that government regulators will not take steps toward adopting more stringent environment standards.

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

CORNING INCORPORATED - 2013 Form 10-K	15

Back to Contents

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

Current or future litigation may harm our financial condition or results of operations

As described in Legal Proceedings in this Form 10-K, we are engaged in litigation and regulatory matters. Litigation and regulatory proceedings may be uncertain, and adverse rulings could occur, resulting in significant liabilities, penalties or damages. Such current or future substantial legal liabilities or regulatory actions could have a material adverse effect on our business, financial condition, cash flows and reputation.

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

We face risks through equity affiliates that we do not control

Corning’s net income includes equity earnings from affiliated companies. For the year ended December 31, 2013, we recognized $547 million of equity earnings, of which approximately 94% came from our two largest investments: Dow Corning (which makes silicone and high purity polycrystalline products) and Samsung Corning Precision Materials (which primarily makes LCD glass). In January 2014, Corning completed a series of transactions which resulted in the Company obtaining 100% ownership of Samsung Corning Precision Materials, which will result in control of the entity beginning in the first quarter of 2014.

Our equity investments may not continue to perform at the same levels as in recent years. Dow Corning emerged from Chapter 11 bankruptcy in 2004 and has certain obligations under its Plan of Reorganization to resolve and fund claims of its creditors and personal injury claimants. Dow Corning may incur further bankruptcy charges in the future, which may adversely affect its operations or assets. Dow Corning also could be adversely impacted by a continuation of significant price declines at their consolidated subsidiary, Hemlock Semiconductor Group. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

CORNING INCORPORATED - 2013 Form 10-K	16

Back to Contents

We may not have adequate insurance coverage for claims against us

We face the risk of loss resulting from product liability, asbestos, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property policies including business interruption, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect in the future. A successful claim that exceeds or is not covered by our policies could require us to make substantial unplanned payments. Some of the carriers in our historical primary and excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching their policies. The financial health of other insurers may deteriorate. Several of our insurance carriers are litigating with us the extent, if any, of their obligation to provide insurance coverage for asbestos liabilities asserted against us. The results of that litigation may adversely affect our insurance coverage for those risks. In addition, we may not be able to obtain adequate insurance coverage for certain types of risk such as political risks, terrorism or war.

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

Improper disclosure of personal data could result in liability and harm our reputation

We store and process personally-identifiable information of our employees and, in some case, our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of the increasingly hostile information security environment. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

CORNING INCORPORATED - 2013 Form 10-K	17

Back to Contents

Significant macroeconomic events, changes in regulations, or a crisis in the financial markets could limit our access to capital

We utilize credit in both the capital markets and from banks to facilitate company borrowings, hedging transactions, leases and other financial transactions. We maintain a $1 billion revolving credit agreement to fund potential liquidity needs and to backstop certain transactions. An adverse macroeconomic event or changes in bank regulations could limit our ability to gain access to credit or to renew the revolving credit agreement upon expiration. Additionally, a financial markets crisis may limit our ability to access liquidity.

Adverse economic conditions may adversely affect our cash investments

We maintain an investment portfolio of various types of securities with varying maturities and credit quality. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. We also make significant investments in U.S. government securities, either directly, or through investment in money market funds. If global credit and equity markets experience prolonged periods of decline, or if the U.S. defaults on its debt obligations or its debt is downgraded, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely impact our financial results.

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

ITEM 1B	Unresolved Staff Comments

None.

CORNING INCORPORATED - 2013 Form 10-K	18

Back to Contents
ITEM 2	Properties

We operate approximately 70 manufacturing plants and processing facilities, of which approximately 40% are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own approximately 99% of our research and development facilities and the majority of our manufacturing facilities. We own approximately 67% of our sales and administrative facilities, while the remaining facilities are leased.

For the years ended 2013, 2012 and 2011 we invested a total of $5.3 billion, primarily in facilities outside of the U.S. in our Display Technologies segment. Of the $1.0 billion spent in 2013, over $500 million were for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 26 million square feet. Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign
Manufacturing	19.5	7.2	12.3
Sales and administrative	2.1	1.7	0.4
Research and development	2.3	2.0	0.3
Warehouse	2.2	1.6	0.6
Total	26.1	12.5	13.6

Total assets and capital expenditures by operating segment are included in Note 20 (Reportable Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 14 (Commitments, Contingencies, and Guarantees) to the Consolidated Financial Statements.

ITEM 3	Legal Proceedings

Dow Corning Corporation. Corning and The Dow Chemical Company (“Dow”) each own 50% of the common stock of Dow Corning Corporation (“Dow Corning”).

Dow Corning Breast Implant Litigation

In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the “Plan”) which provided for the settlement or other resolution of implant claims. The Plan also includes releases for Corning and Dow as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust. As of December 31, 2013, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.

Other Dow Corning Claims Arising From Bankruptcy Proceedings

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2013, Dow Corning has estimated the liability to commercial creditors to be within the range of $94 million to $309 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $94 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Dow Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

CORNING INCORPORATED - 2013 Form 10-K	19

Back to Contents

Dow Corning Chinese Anti-Dumping Case

On July 20, 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated anti-dumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea, based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleged that producers within these countries, including a consolidated subsidiary of Dow Corning, exported solar-grade polycrystalline silicon to China at less than normal value, and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the U.S. and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the U.S. and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon product from the Dow Corning subsidiary into China. On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5%. On January 20, 2014, MOFCOM issued a final determination. The final determination resulted in no change to the antidumping duties; however, the countervailing duties were reduced to 2.1%. The requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective on July 24, 2013 for the antidumping duties and on September 20, 2013 for the countervailing duties, adjusted for the final determination. Dow Corning will not be subject to duties for previous sales, and is evaluating possible actions in response to the final determination.

Pittsburgh Corning Corporation and Asbestos Litigation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products.

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties. On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).

Under this Plan, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value. Corning has the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The Plan requires Corning to make: (1) one payment of $70 million one year from the date the Plan becomes effective and certain conditions are met; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

The Bankruptcy Court’s confirmation of the Plan must be affirmed by the District Court, and two objectors to the Plan have appealed the Bankruptcy Court’s confirmation of the Plan to the District Court. Assuming the District Court affirms the confirmation, that decision may be appealed. If that occurs, it could take many months for the confirmation of the Plan to be finally affirmed.

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,400 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case. When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”). The stay remains in place as of the date of this filing. Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed. These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date. As of December 31, 2013, Corning had received for these cases approximately $19 million in insurance payments related to those claims. If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning. Corning has recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

CORNING INCORPORATED - 2013 Form 10-K	20

Back to Contents

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $690 million at December 31, 2013, compared with an estimate of liability of $671 million at December 31, 2012. For the years ended December 31, 2013 and 2012, Corning recorded asbestos litigation expense of $19 million and $14 million, respectively. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

Non-PCC Asbestos Cases Insurance Litigation

Several of Corning’s insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential resolutions described above. Corning is vigorously contesting these cases, and management is unable to predict the outcome of the litigation.

Environmental Litigation. Corning has been named by the United States Environmental Protection Agency (the “EPA”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the EPA, are jointly and severally liable for the cost of cleanup unless the EPA agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2013 and 2012, Corning had accrued approximately $15 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Chinese Anti-dumping Investigation Involving Single-Mode Optical Fiber Produced in India. In August 2013, China’s MOFCOM initiated an anti-dumping proceeding involving single-mode optical fiber produced in India and exported to China. Corning recently constructed an optical fiber draw facility in India which commenced operations in November 2012 and only reached full-scale production capability in June 2013. The period of investigation is April 1, 2012 through March 31, 2013, a period during which Corning’s export volumes to China from India were small. Although an anti-dumping action is a trade action between the two countries involved, dumping margins – if assessed – are assessed individually against producers based on information provided in detailed questionnaires and verification audits. Corning has responded to the petition and completed the questionnaires. While we do not believe our sales into China from India violated applicable trade laws, the anti-dumping laws provide great discretion to the investigating authorities, particularly where a start-up operation is involved. A final determination is expected in the period August 2014 - February 2015. A negative determination would result in the imposition of an anti-dumping margin on single-mode optical fiber exported from India to China for a period of at least 5 years.

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

CORNING INCORPORATED - 2013 Form 10-K	21

Back to Contents

Demodulation, Inc. Trade Secret Litigation. On January 18, 2011, Demodulation, Inc. (Demodulation) filed suit in the U.S. District Court for the District of New Jersey against Applied DNA Sciences, Inc., Corning Incorporated, Alfred University, Alfred Technology Resources, Inc., and John and Jane Does 1-10. Demodulation filed an amended complaint on August 3, 2011, alleging a conspiracy by the defendants to steal Demodulation’s alleged trade secrets and other intellectual property related to glass covered amorphous metal microwires and seeks damages under various theories, including breach of contract, defamation, conspiracy, antitrust, unfair competition, interference with prospective business relations and misappropriation of trade secrets. Corning moved to dismiss the amended complaint which was granted in part for certain claims, but denied as to other claims, e.g. breach of contract, unfair competition, misappropriation of trade secrets, and tortious interference with business relations. Plaintiff was granted leave to file a second amended complaint. Corning does not believe Demodulation’s allegations against Corning have merit and intends to defend the case vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning’s financial statements is remote.

Trade Secret Misappropriation Suits Concerning LCD Glass Technology. On July 18, 2011, in China, Corning Incorporated filed suit in the Beijing Second Intermediate People’s Court against Hebei Dongxu Investment Group Co., Ltd., which changed its name to Dongxu Group Co., Ltd. (Dongxu) for misappropriation of certain trade secrets related to the fusion draw process for manufacturing glass substrates used in active matrix liquid crystal displays (LCDs). On July 18, 2011, in Korea, Corning Incorporated and Samsung Corning Precision Materials filed suits in the Daejeon District Court against Dongxu, one of its officers, and two other named individuals, for related trade secret misappropriation. On November 15, 2013, these cases were settled with Dongxu taking a license to the misappropriated technology for a royalty, broken up into two payments. Dongxu made the first payment in December 2013, and will make the second payment in 2014.

Department of Justice Grand Jury Subpoena. In March 2012, Corning received a grand jury subpoena issued in the United States District Court for the Eastern District of Michigan from the U.S. Department of Justice in connection with an investigation into conduct relating to possible antitrust law violations involving certain automotive products, including catalytic converters, diesel particulate filters, substrates and monoliths. The subpoena required Corning to produce to the Department of Justice certain documents from the period January 1999 to March 2012. In November 2012, Corning received another subpoena from the Department of Justice, with the same scope, but extending the time frame for the documents to be produced back to January 1, 1988. Corning’s policy is to comply with all laws and regulations, including all antitrust and competition laws. Antitrust investigations can result in substantial liability for the Company. Currently, Corning cannot estimate the ultimate financial impact, if any, resulting from the investigation. Such potential impact, if an antitrust violation by Corning is found, could however, be material to the results of operations of Corning in a particular period.

ITEM 4	Mine Safety Disclosure

None.

CORNING INCORPORATED - 2013 Form 10-K	22

Back to Contents

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Corning Incorporated common stock is listed on the New York Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The ticker symbol for Corning Incorporated is “GLW.”

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.

	First quarter	Second quarter	Third quarter	Fourth quarter
2013
Price range
High	$13.35	$16.43	$15.51	$18.07
Low	$11.75	$12.64	$13.84	$13.82
2012
Price range
High	$14.62	$14.58	$13.40	$13.96
Low	$12.52	$12.17	$10.62	$10.71

As of December 31, 2013, there were approximately 18,771 record holders of common stock and approximately 565,877 beneficial shareholders.

Between the third quarter of 2007 and the third quarter of 2011, Corning paid a quarterly cash dividend of $0.05 per share on the Company’s common stock. On October 5, 2011, Corning’s Board of Directors declared a 50% increase in the Company’s quarterly common stock dividend, increasing Corning’s quarterly dividend from $0.05 per share to $0.075 per share of common stock. On October 3, 2012, Corning’s Board of Directors declared a 20% increase in the Company’s quarterly common stock dividend. Corning’s quarterly dividend increased to $0.09 per share of common stock. On April 24, 2013, Corning’s Board of Directors declared an 11% increase in the Company’s quarterly common stock dividend, increasing Corning’s quarterly dividend from $0.09 per share to $0.10 per share of common stock.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under our existing equity compensation plans as of December 31, 2013, including the 2010 Equity Plan for Non-Employee Directors and 2012 Long-Term Incentive Plan:

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	57,139,000	$17.83	78,339,329
Equity compensation plans not approved by security holders	0	0	0
Total	57,139,000	$17.83	78,339,329

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

CORNING INCORPORATED - 2013 Form 10-K	23

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

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2013:

Issuer Purchases of Equity Securities

Period	Number of shares purchased(1)	Average price paid per share(1)	Number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1-31, 2013	51,310,363	$16.79	51,288,807	$683,751,648
November 1-30, 2013	242	$17.26		$683,751,648
December 1-31, 2013	23,811	$16.88		$683,751,648
Total at December 31, 2013	51,334,416	$16.79	51,288,807	$683,751,648

(1)	This column reflects the following transactions during the fiscal fourth quarter of 2013: (i) the deemed surrender to us of 1,655 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 43,954 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 51,288,807 shares of common stock in conjunction with the repurchase program announced in the second quarter of 2013.
(2)	On April 24, 2013, we publicly announced authorization to repurchase up to $2 billion of our common stock by December 31, 2014.

CORNING INCORPORATED - 2013 Form 10-K	24

Back to Contents
ITEM 6	Selected Financial Data (Unaudited)

(In millions, except per share amounts and number	Years ended December 31,
of employees)	2013		2012		2011		2010		2009
Results of operations
Net sales		$7,819		$8,012		$7,890		$6,632		$5,395
Research, development and engineering expenses*		$710		$769		$668		$599		$568
Equity in earnings of affiliated companies		$547		$810		$1,471		$1,958		$1,435
Net income attributable to Corning Incorporated*		$1,961		$1,636		$2,817		$3,574		$1,984
Earnings per common share attributable to Corning Incorporated:
Basic*		$1.35		$1.10		$1.80		$2.29		$1.28
Diluted*		$1.34		$1.09		$1.78		$2.26		$1.27
Cash dividends declared per common share		$0.39		$0.32		$0.23		$0.20		$0.20
Shares used in computing per share amounts:
Basic earnings per common share		1,452		1,494		1,562		1,558		1,550
Diluted earnings per common share		1,462		1,506		1,583		1,581		1,568
Financial position
Working capital		$7,145		$7,739		$6,580		$6,873		$3,982
Total assets		$28,478		$29,375		$27,848		$25,833		$21,295
Long-term debt		$3,272		$3,382		$2,364		$2,262		$1,930
Total Corning Incorporated shareholders’ equity		$21,162		$21,486		$21,078		$19,375		$15,543
Selected data
Capital expenditures		$1,019		$1,801		$2,432		$1,007		$890
Depreciation and amortization		$1,002		$997		$957		$854		$792
Number of employees		30,400		28,700		28,800		26,200		23,500

*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

Reference should be made to the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CORNING INCORPORATED - 2013 Form 10-K	25

Back to Contents
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Although Corning’s net sales remained relatively consistent in 2013 when compared to 2012, net income improved by 20%, driven by the impact of the net gain on our yen-denominated hedging program, an increase in equity earnings from Dow Corning and higher net income in our Optical Communications, Specialty Materials, Life Sciences and Environmental Technologies segments.

Net sales in the year ended December 31, 2013 were $7,819 million, compared to $8,012 million in the year ended December 31, 2012. When compared to 2012, the change in net sales was driven by the following items:

•	Higher net sales in the Optical Communications segment in the amount of $196 million, driven by an increase in sales of carrier products in the amount of $163 million, largely due to growth in North America, China and Europe, and the ramp-up of the fiber-to-the-premises initiative in Australia, partially offset by lower optical fiber sales;

•	An increase in net sales in the amount of $194 million in the Life Sciences segment due to the impact of the acquisition of the majority of the Discovery Labware business in the fourth quarter of 2012;

•	Lower sales in the Display Technologies segment in the amount of $364 million, primarily due to the depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in percentage terms, offset somewhat by an increase in volume in the mid-twenties;

•	A sales decrease of $176 million in the Specialty Materials segment, driven by a 17% decrease in sales of Corning Gorilla Glass; and

•	A decline in sales of $45 million in the Environmental Technologies segment, due to reductions in demand for our light duty and heavy duty diesel products.

For the year ended December 31, 2013, we generated net income of $2.0 billion or $1.34 per share compared to net income of $1.6 billion or $1.09 per share for 2012. When compared to last year, the increase in net income was due largely to the following items (all amounts presented after tax):

•	Net gain recorded on our purchase collars and average rate forwards related to translated earnings contracts in the amount of $287 million;

•	An increase of $99 million in equity earnings from Dow Corning;

•	A decrease of $45 million in restructuring, impairment and other charges;

•	An increase in net income in our Optical Communications, Specialty Materials, Environmental Technologies and Life Sciences segments in the amounts of $53 million, $50 million, $20 million and $43 million, respectively; and

•	A tax benefit in the amount of $91 million related to two components of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012, consisting of a $17 million research and development tax credit and the reversal of a $37 million charge taken in 2012 related to U.S. tax on foreign earnings.

Partially offsetting the increase in net income in the year ended December 31, 2013 were the negative impacts of the depreciation of the Japanese yen versus the U.S. dollar, price declines in the mid-teens in the Display Technologies segment and an increase in the effective tax rate, largely driven by higher income in the U.S., tax law changes and the recording of valuation allowances due to changes in the realization of certain foreign and state deferred tax assets.

CORNING INCORPORATED - 2013 Form 10-K	26

Back to Contents

Corning remains committed to a strategy of growing through global innovation. This strategy has served us well. Our key priorities for 2013 were similar to those in prior years: protect our financial health and invest in the future. During 2013, we made the following progress on these priorities:

Financial Health

Our financial position remained sound and we delivered strong cash flows from operating activities. Significant items in 2013 included the following:

•	We ended the year with $5.2 billion of cash, cash equivalents and short-term investments, a decrease from the December 31, 2012 balance of $6.1 billion, but well above our debt balance at December 31, 2013 of $3.3 billion. The decrease in cash was largely driven by the repayment of the Chinese credit facility in the amount of approximately $500 million, the purchase of the minority interests of three shareholders of Samsung Corning Precision Materials in the amount of $506 million, and the $1.5 billion of share repurchases.

•	Our debt to capital ratio at December 31, 2013 was 13%, slightly lower than our debt to capital ratio of 14% at December 31, 2012.

•	Operating cash flow for the year was $2.8 billion.

•	Corning’s Board of Directors declared an 11% increase in the Company’s quarterly common stock dividend.

Investing in our future

We continue to focus on the future and on what we do best – creating keystone components that enable high-technology systems. We remain committed to investing in research, development and engineering to drive innovation. During 2014, we will maintain our balanced innovation strategy of: growing our existing businesses; developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities; and investing in long-range opportunities in each of our market segments. Our spending levels for research, development, and engineering declined slightly in 2013 when compared to 2012, and were approximately 9% of sales.

We continue to work on new products, including glass substrates for high performance displays and LCD applications, diesel filters and substrates for emission control systems, glass and plastic labware, and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers. In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems, fiber to the cell site and fiber to the antenna. We have focused our research, development and engineering spending to support the advancement of new product attributes for our Corning Gorilla Glass suite of products. We will continue to focus on adjacent glass and ceramic opportunities which leverage existing materials or manufacturing processes, including Corning Willow Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic technologies.

Capital spending was $1,019 million in 2013, a decrease of $782 million when compared to 2012. In 2011, Corning announced several multi-year investment plans to increase manufacturing capacity in several of our reportable segments. Specifically, the projects focused on an LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning Gorilla Glass in Japan. Although spending for these projects continued into 2013, the majority of the construction costs were incurred in 2012 and 2011, resulting in a significant decrease in capital spending in those segments in 2013. We expect our 2014 capital expenditures to be approximately $1.5 billion. Approximately $600 million will be allocated to our Display Technologies segment.

Corporate Outlook

Our recent acquisition of the remaining interest in our equity affiliate Samsung Corning Precision Materials will drive growth in 2014. We also expect sales to grow in our Optical Communications, Life Sciences, Specialty Materials and Environmental Technologies segments, and for our market share to stabilize and price declines to be moderate in our Display Technologies segment. We anticipate a rise in global demand for Corning’s carrier network products, combined with growth of enterprise network products, will increase sales in our Optical Communications segment. We believe the overall LCD glass retail market in 2014 will increase in the mid-to-high single digits, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes. Net income may be negatively impacted by lower equity earnings from our equity affiliate Dow Corning and the impact of movements in foreign exchange rates. We may take advantage of acquisition opportunities that support the long-term strategies of our businesses. We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

CORNING INCORPORATED - 2013 Form 10-K	27

Back to Contents

Results of Operations

Selected highlights from our continuing operations follow (dollars in millions)*:

							% change
	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$7,819		$8,012		$7,890	(2)	2
Gross margin		$3,324		$3,319		$3,576	0	(7)
(gross margin %)		43%		41%		45%
Selling, general and administrative expense		$1,126		$1,205		$1,028	(7)	17
(as a % of net sales)		14%		15%		13%
Research, development and engineering expenses		$710		$769		$668	(8)	15
(as a % of net sales)		9%		10%		8%
Restructuring, impairment and other charges		$67		$133		$129	(50)	3
(as a % of net sales)		1%		2%		2%
Equity in earnings of affiliated companies		$547		$810		$1,471	(32)	(45)
(as a % of net sales)		7%		10%		19%
Other income, net		$667		$83		$118	704	(30)
(as a % of net sales)		9%		1%		1%
Income before income taxes		$2,473		$1,975		$3,231	25	(39)
(as a % of net sales)		32%		25%		41%
Provision for income taxes		$(512)		$(339)		$(414)	51	(18)
(as a % of net sales)		(7)%		(4)%		(5)%
Net income attributable to Corning Incorporated		$1,961		$1,636		$2,817	20	(42)
(as a % of net sales)		25%		20%		36%
*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

Net Sales

For the year ended December 31, 2013, net sales remained relatively consistent when compared to the same period in 2012. Higher sales in the Optical Communications and Life Sciences segments were offset by declines in the Display Technologies, Environmental Technologies and Specialty Materials segments. Optical Communications sales increased by $196 million, driven by an increase in sales of our carrier products in the amount of $163 million, largely due to the ramp-up of the fiber-to-the-premises initiative in Australia, which increased by $28 million, an increase of $23 million in sales of wireless products and higher sales of fiber and cable products in North America, China and Europe, up $52 million, $33 million and $26 million, respectively. Also included in the increase in sales of carrier products is the impact of a small acquisition completed in the second quarter of 2013 and the consolidation of an investment due to a change in control, which added approximately $53 million in 2013. Net sales increased in the Life Sciences segment by $194 million, driven by the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012. In the Display Technologies segment, volume increases in the mid-twenties in percentage terms were more than offset by price declines in the mid-teens and the impact of the depreciation of the Japanese yen versus the U.S. dollar. In the Environmental Technologies segment, while automotive product sales remained relatively consistent with the prior year, sales of our diesel products declined by 9%. Net sales declined by $176 million in the Specialty Materials segment, driven by a decline in sales of Corning Gorilla Glass of 17%.

CORNING INCORPORATED - 2013 Form 10-K	28

Back to Contents

Net sales in 2012 increased slightly when compared to the prior year, due to sales growth in the Specialty Materials, Optical Communications and Life Sciences segments, offset almost entirely by a decrease in sales in our Display Technologies segment. Sales in the Specialty Materials segment increased by 25% due to the strong demand for Corning Gorilla Glass that is used as cover glass in portable handheld display devices, tablets and notebook computers. Optical Communications segment sales increased primarily due to sales growth in wireless and fiber-to-the-premises products. The increase in sales in our Life Sciences segment was driven by the acquisition of the Discovery Labware business in the fourth quarter of 2012, and by the small acquisition we completed in the fourth quarter of 2011 which produces high-quality cell culture media. Additionally, net sales were positively impacted by movements in foreign exchange rates.

In 2013, 2012 and 2011, sales into international markets accounted for 74%, 77% and 79%, respectively, of total net sales.

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

Gross Margin

For 2013, gross margin dollars and as a percentage of sales increased when compared to 2012, led by an increase of 6% in the Specialty Materials segment, resulting from improvements in manufacturing efficiency and cost reduction programs. The depreciation of the Japanese yen versus the U.S. dollar and price declines in the Display Technologies segment partially offset the increase.

For 2012, gross margin in dollars and as a percentage of sales decreased when compared to 2011, due to the impact of significant price declines in our Display Technologies segment. Partially offsetting this decline was improvement in our Specialty Materials segment, where significantly higher sales, increased manufacturing efficiency, and the absence of large cover glass start-up and tank conversion costs incurred in 2011, led to an 11% increase in gross margin.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for 2013 decreased by $79 million when compared to 2012. This decrease was largely driven by cost control measures implemented in our segments and a decline in variable compensation in the amount of $27 million. As a percentage of net sales, these expenses decreased when compared to the same period last year.

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

Research, Development and Engineering Expenses

For the year ended December 31, 2013, research, development, and engineering expenses decreased by $59 million when compared to the same period last year, driven by declines in our Display Technologies and Environmental Technologies segments of $19 million and $11 million, respectively. In addition, the allocation of the gain on the true-up of our 2012 pension plan valuation to research, development and engineering expense partially drove the decline. We continue to focus on new product development in areas such as wireless solutions and fiber to the cell site in our Optical Communications segment, glass substrates for high performance displays in our Display Technologies segment and diesel filters and substrates in the Environmental Technologies segment. As a percentage of net sales, research, development and engineering expenses declined slightly in the year ended December 31, 2013, when compared to the same period in 2012.

CORNING INCORPORATED - 2013 Form 10-K	29

Back to Contents

Research, development and engineering expenses increased by 15% in 2012 when compared to 2011, and increased 2% as a percentage of net sales. During 2012, Corning’s research, development and engineering focused on new product development, as well as adjacent glass opportunities which leverage existing materials or manufacturing processes. We believe our spending levels are adequate to support our technology and innovation strategies.

Restructuring, Impairment, and Other Charges and Credits

Corning recorded restructuring, impairment, and other charges and credits in 2013, 2012 and 2011, which affect the comparability of our results for the periods presented. Additional information on restructuring and asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges), Note 9 (Property, Net of Accumulated Depreciation) and Note 16 (Fair Value Measurements) to the Consolidated Financial Statements. A description of those charges and credits follows:

2013 Activity

To better align our 2014 cost position in several of our businesses, Corning implemented a global restructuring plan within several of our segments in the fourth quarter of 2013, consisting of workforce reductions, asset disposals and write-offs, and exit costs. We recorded charges of $67 million, before tax, associated with these actions, with total cash expenditures expected to be approximately $40 million. Annualized savings from these actions are estimated to be approximately $40 million and will be reflected largely in selling, general, and administrative expenses.

2012 Activity

In response to uncertain global economic conditions, and the potential for slower growth in many of our businesses in 2013, Corning implemented a corporate-wide restructuring plan in the fourth quarter of 2012. We recorded charges of $89 million, before tax, which included costs for workforce reductions, asset write-offs and exit costs. Total cash expenditures associated with these actions were approximately $49 million, and spending for employee-related costs was completed in 2013. Annualized savings from these actions are estimated to be approximately $71 million and will be reflected largely in selling, general, and administrative expenses.

The Specialty Materials segment recorded an impairment charge in the fourth quarter of 2011 in the amount of $130 million, before tax, related to certain assets used in the production of large cover glass due to sales that were significantly below our expectations. In the fourth quarter of 2012, after reassessing the large cover glass business, Corning concluded that the large cover glass market was developing differently in 2012 than our expectations, demand for larger-sized cover glass was declining, and the market for this type of glass was instead targeting smaller gen size products. Additionally, in the fourth quarter of 2012, our primary customer of large cover glass notified Corning of its decision to exit from this display market. Based on these events, we recorded an additional impairment charge in the fourth quarter of 2012 in the amount of $44 million, before tax. This impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their fair market values, and includes machinery and equipment used in the ion exchange process.

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

Asbestos Litigation

In 2013, we recorded an increase to our asbestos litigation liability of $19 million compared to an increase of $14 million in 2012 and $24 million in 2011.

Our asbestos litigation liability was estimated to be $690 million at December 31, 2013, compared with an estimate of $671 million at December 31, 2012. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the proposed Amended PCC Plan is ultimately effective, and a portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

CORNING INCORPORATED - 2013 Form 10-K	30

Back to Contents

See Legal Proceedings for additional information about this matter.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity earnings of affiliated companies (in millions):

	Years ended December 31,
	2013		2012		2011
Samsung Corning Precision Materials		$320		$699		$1,031
Dow Corning		196		90		404
All other		31		21		36
Total equity earnings		$547		$810		$1,471

Equity earnings of affiliated companies decreased in the year ended December 31, 2013, when compared to the same period last year, driven by significantly lower earnings at Samsung Corning Precision Materials, offset somewhat by higher equity earnings from Dow Corning. The decline in equity earnings of Samsung Corning Precision Materials was driven by the following items:

•	The significant depreciation of the Japanese yen versus the U.S. dollar;

•	Price declines in the mid-teens in percentage terms; and

•	Asset write-offs and disposals in the amount of $28 million.

The change in equity earnings from Samsung Corning Precision Materials is also included in the discussion of Core Performance Measures, the performance of the Display Technologies segment and in All Other.

The following table provides a summary of equity earnings from Dow Corning, by component (in millions):

	Year ended December 31,
	2013		2012		2011
Silicones		$166		$122		$222
Polysilicon (Hemlock Semiconductor Group)		30		(32)		182
Total Dow Corning		$196		$90		$404

Beginning in the latter half of 2011, and continuing into 2012, Dow Corning began experiencing unfavorable industry conditions at its consolidated subsidiary Hemlock, a producer of high purity polycrystalline silicon for the semiconductor and solar industries, driven by over-capacity at all levels of the solar industry supply chain. This over-capacity led to significant declines in polycrystalline spot prices in the fourth quarter of 2011, and prices remained depressed throughout 2012. In 2013, markets stabilized, but prices remain significantly below historical levels.

Due to the conditions and uncertainties during 2012 described above, sales volume declined and production levels of certain operating assets were reduced. As a result, in the fourth quarter of 2012, Dow Corning determined that a polycrystalline silicon plant expansion previously delayed since the fourth quarter of 2011 would no longer be economically viable and made the decision to abandon this expansion activity. The abandonment resulted in an impairment charge of $57 million, before tax, for Corning’s share of the write down in the value of these construction-in-progress assets. Further, the startup of another polycrystalline silicon plant expansion that was expected to begin production in 2013 was delayed and the assets remain idled. Production will only commence when sales volumes increase to levels necessary to support the plant’s capacity. The timing for startup of this expansion is uncertain and future adverse conditions may cause Dow Corning to re-evaluate the long-term viability of the idled assets.

CORNING INCORPORATED - 2013 Form 10-K	31

Back to Contents

Additionally, during the fourth quarter of 2012, the negative events and circumstances at Dow Corning indicated that assets of Dow Corning’s polycrystalline silicon business might be impaired. In accordance with accounting guidance for impairment of long-lived assets, Dow Corning compared estimated undiscounted cash flows to the assets’ carrying value and determined that the asset group was recoverable as of December 31, 2012. Upon receiving the preliminary determination notices from the Chinese Ministry of Commerce (“MOFCOM”) in the third quarter of 2013, Dow Corning again evaluated whether the polycrystalline silicon assets might be impaired. The estimate of future undiscounted cash flows continued to indicate the assets were expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. Dow Corning’s estimate of cash flows might change as a result of continued pricing deterioration, ongoing oversupply in the market, or other adverse market conditions that result in non-performance by customers under long-term contracts. Corning’s share of the carrying value of this asset group is approximately $1.0 billion.

In July 2012, the MOFCOM initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleges that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the U.S. and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the U.S. and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon product from the Dow Corning subsidiary into China. On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5%. On January 20, 2014 MOFCOM issued a final determination. The final determination resulted in no change to the antidumping duties, and the countervailing duties were reduced to 2.1%. The requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective on July 24, 2013 for the antidumping duties and on September 20, 2013 for the countervailing duties, adjusted for the final determination. Dow Corning will not be subject to duties for previous sales, and is evaluating possible actions in response to the final determination.

Equity earnings from Dow Corning increased by 118% in the twelve months ended December 31, 2013 when compared to the same period in 2012, due to the following items:

•	In the polysilicon segment, the absence of the impairment charge of $57 million recorded in 2012 related to the abandonment of a polycrystalline silicon plant expansion, offset by Corning’s share of restructuring charges at Hemlock in the amount of $11 million and the absence of the gain of $10 million associated with the resolution of a contract dispute; and

•	In the silicones segment, a gain of $20 million associated with the termination of a long-term sales agreement, the positive impact of the recognition of a derivative instrument in the amount of $16 million, the absence of the 2012 restructuring charge of $30 million, coupled with cost reduction resulting from these actions, and lower variable compensation costs. The increase in earnings was partially offset by the negative impact of price declines and weaker demand in Asia and the Americas.

Equity earnings from Dow Corning were negatively impacted by the following items in the twelve months ended December 31, 2012 when compared to the same period in 2011:

•	Significant declines in polycrystalline silicon prices and the impairment charge described above in the amount of $57 million associated with the abandonment of a polycrystalline silicon plant expansion;

•	Corning’s share of the restructuring actions taken in the silicone products segment associated with workforce reductions and the impairment of assets in the amount of $30 million;

•	Higher operating expenses due to an increase in pension expense, severance expense and compensation accruals;

•	Price declines for silicone products; and

•	The unfavorable impact from movements in foreign exchange rates.

The decrease in equity earnings from Dow Corning in 2012 was offset somewhat by the following items:

•	A gain in the amount of $10 million associated with the resolution of a contract dispute by Hemlock against one of its customers relating to enforcement of long-term supply agreements;

•	An increase in volume for silicone products; and

•	Lower interest expense.

CORNING INCORPORATED - 2013 Form 10-K	32

Back to Contents

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2013		2012		2011
Royalty income from Samsung Corning Precision Materials		$56		$83		$219
Foreign currency transaction and hedge gains (losses), net		500		8		(43)
Loss on retirement of debt				(26)
Foreign government subsidy		55
Other, net		56		18		(58)
Total		$667		$83		$118

Royalty income from Samsung Corning Precision Materials decreased in 2013, when compared to 2012, reflecting the decline in their sales volume. In 2012, royalty income was significantly lower when compared to 2011, due to the reduction of the applicable royalty rate by approximately 50% beginning in December 2011.

Included in the line item Foreign currency transaction and hedge gains (losses), net, for the year ended December 31, 2013, is the impact of the purchased collars and average rate forward contracts, which were entered into in 2013 to hedge our exposure to movements in the Japanese yen and its impact on our net earnings. We recorded a net gain relating to the changes in the fair value of these contracts, offset slightly by the premium expense, in the amount of $435 million in the year ended December 31, 2013.

Income Before Income Taxes

The impact of foreign exchange rate movements on Income Before Income Taxes in the year ended December 31, 2013 was not significant.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (dollars in millions)*:

	Years ended December 31,
	2013		2012		2011
Provision for income taxes		$512		$339		$414
Effective tax rate		20.7%		17.2%		12.8%

*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The effective income tax rate for 2013 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;

•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax;

•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan; and

•	Tax benefit of $54 million for the impact of the American Taxpayer Relieve Act enacted on January 3, 2013 and made retroactive to 2012.

Partially offsetting the benefits above is a $48 million charge attributable to a change in the judgment regarding the realizability of certain foreign and state deferred tax assets.

The effective income tax rate for 2012 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies, partially offset by U.S. tax of $37 million on deemed repatriated earnings (Subpart F);

•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and

•	The benefit of tax incentives in foreign jurisdictions, primarily Taiwan.

CORNING INCORPORATED - 2013 Form 10-K	33

Back to Contents

Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other foreign net operating loss carry forwards and federal and state tax credits, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of U.S. and foreign deferred tax assets that had valuation allowances at December 31, 2013 and 2012 was $286 million and $210 million, respectively.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception in 2013 of approximately $12 million of earnings that had very low or no tax cost associated with their repatriation. Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws or the development of tax planning ideas that allow us to repatriate earnings at little or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources. As of December 31, 2013, taxes have not been provided on approximately $12.4 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

Our foreign subsidiary in Taiwan operates under various tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2018. The impact of the tax holidays on our effective rate is a reduction in the rate of 1.2, 1.7 and 2.0 percentage points for 2013, 2012 and 2011, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements for further details regarding income tax matters.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):

	Years ended December 31,
	2013		2012		2011
Net income attributable to Corning Incorporated		$1,961		$1,636		$2,817
Basic earnings per common share		$1.35		$1.10		$1.80
Diluted earnings per common share		$1.34		$1.09		$1.78
Shares used in computing per share amounts
Basic earnings per common share		1,452		1,494		1,562
Diluted earnings per common share		1,462		1,506		1,583

Core Performance Measures

In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at Core Performance measures. We believe reporting Core Performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions. Net sales, equity in earnings of affiliated companies, and net income are adjusted to exclude the impacts of changes in the Japanese yen, the impact of the purchased collars, average forward contracts and other yen-related transactions, acquisition-related costs, the results of the polysilicon business of our equity affiliate Dow Corning, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments, and other items which do not reflect on-going operating results of the Company or our equity affiliates. Management discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate. These measures are not prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends. These measures are not, and should not be viewed as a substitute for U.S. GAAP reporting measures. For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of Non-GAAP Measures” below.

CORNING INCORPORATED - 2013 Form 10-K	34

Back to Contents

Results of Operations – Core Performance Measures

Selected highlights from our continuing operations follow (dollars in millions):

							% change
	2013		2012		2011		13 vs. 12	12 vs. 11
Core net sales		$7,948		$7,605		$7,441	5	2
Core equity in earnings of affiliated companies		$595		$713		$1,089	(17)	(35)
Core earnings attributable to Corning Incorporated		$1,797		$1,595		$2,352	13	(32)

Core Net Sales

For the year ended December 31, 2013, core net sales increased by 5% when compared to the same period in 2012. Higher sales in the Display Technologies, Optical Communications and Life Sciences segments were offset slightly by declines in the Environmental Technologies and Specialty Materials segments. In the Display Technologies segment, volume increases in the mid-twenties in percentage terms more than offset price declines in the mid-teens, which drove an increase in sales of $173 million, or 7%. Optical Communications sales increased by $196 million, driven by an increase in sales of our carrier products in the amount of $163 million, largely due to the ramp-up of the fiber-to-the-premises initiative in Australia, which increased by $28 million, an increase of $23 million in sales of wireless products and higher sales of cable products in North America, China and Europe, up $52 million, $33 million and $26 million, respectively. Net sales increased in the Life Sciences segment by $194 million, driven by the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012. In the Environmental Technologies segment, while automotive product sales remained relatively consistent with the prior year, sales of our diesel products declined by 9%. Net sales declined by $176 million in the Specialty Materials segment, due to a 17% decline in Corning Gorilla Glass sales.

Core net sales in 2012 increased slightly when compared to the prior year, due to sales growth in the Specialty Materials, Optical Communications and Life Sciences segments, offset almost entirely by a decrease in sales in our Display Technologies segment due to price declines in the mid-twenties in percentage terms. Sales in the Specialty Materials segment increased by 25% due to a $315 million increase in sales of Corning Gorilla Glass that is used as cover glass in portable handheld display devices, tablets and notebook computers. Optical Communications segment sales increased primarily due to sales growth in wireless and fiber-to-the-premises products. The increase in sales in our Life Sciences segment was driven by the acquisition of the Discovery Labware business in the fourth quarter of 2012, and by the small acquisition we completed in the fourth quarter of 2011 which produces high-quality cell culture media.

Core Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of associated companies, excluding the impact of changes in the Japanese yen and the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor (dollars in millions):

							% change
	2013		2012		2011		13 vs. 12	12 vs. 11
Samsung Corning Precision Materials		$419		$549		$831	(24)	(34)
Dow Corning		$145		$143		$222	1	(36)
All other		$31		$21		$36	48	(42)
Total equity earnings		$595		$713		$1,089	(17)	(35)

Core equity earnings of affiliated companies declined by 17% in the year ended December 31, 2013, when compared to the same period in 2012. Equity earnings from Samsung Corning Precision Materials decreased by $130 million, or 24%, driven primarily by price declines in the mid-teens in percentage terms and higher taxes due to the expiration of tax holidays in the amount of $54 million. Slightly offsetting the decline were manufacturing improvements in the amount of $28 million. Core equity earnings from Dow Corning were relatively consistent in the twelve months ended December 31, 2013, when compared to the same period in 2012, with lower prices and weaker demand for silicone products in Europe and China and higher interest expense offset by a reduction in costs as a result of restructuring actions implemented in the fourth quarter of 2012.

CORNING INCORPORATED - 2013 Form 10-K	35

Back to Contents

Core equity earnings of affiliated companies declined by 35% in the year ended December 31, 2012, when compared to the same period in 2011. At Samsung Corning Precision Materials, the decrease in core equity earnings reflected substantial price declines in the mid-twenties in percentage terms, relatively consistent volume and share loss at a key customer. At Dow Corning, core equity earnings also declined, driven by significant declines in silicone and polycrystalline silicon prices, higher operating expenses due to an increase in pension expense, severance expense and compensation accruals, and the unfavorable impact from movements in foreign exchange rates, offset slightly by an increase in volume for silicone products and lower interest expense.

Core Earnings

When compared to the same period last year, core earnings increased in the twelve months ended December 31, 2013 by $202 million, or 13%, driven by the following items:

•	Higher core earnings in the Optical Communications, Life Sciences, Environmental Technologies and Display Technologies segments in the amounts of $59 million, $44 million, $11 million and $7 million, respectively; and

•	Lower operating expenses in the amount of $49 million, driven by a decrease in variable compensation and cost control measures implemented by our segments.

When compared to the same period in 2011, core earnings decreased in the twelve months ended December 31, 2012 by $757 million, or 32%, driven by the following items:

•	Lower core earnings in the Display Technologies segment due to significant price declines at both our wholly-owned business and the segment’s equity affiliates;

•	Lower royalty income from our equity affiliate Samsung Corning Precision Materials due to the combination of lower sales and the reduction in the royalty rate which took effect in December 2011; and

•	An increase in our effective tax rate due to the following:

–	Temporary expiration of favorable U.S. tax provisions;

–	The partial expiration of tax holidays in Taiwan; and

–	Change in our mix of earnings.

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

CORNING INCORPORATED - 2013 Form 10-K	36

Back to Contents

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.

	Year ended December 31, 2013
(dollars in millions)	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$7,819	$547	$2,473	$1,961	20.7%	$1.34
Constant-yen(1)	129	36	122	96		0.07
Purchased collars and average rate forwards(2)			(435)	(287)		(0.20)
Other yen-related transactions(2)			(99)	(69)		(0.05)
Hemlock Semiconductor operating results(3)		(31)	(31)	(30)		(0.02)
Hemlock Semiconductor non-operating results(3)		1	1	1
Acquisition-related costs(4)			54	40		0.03
Provision for income taxes(5)				9		0.01
Asbestos settlement(6)			19	13		0.01
Restructuring, impairment and other charges(7)			67	46		0.03
Pension mark-to-market adjustment(8)			(30)	(17)		(0.01)
Gain on change in control of equity investment(9)			(17)	(12)		(0.01)
Equity in earnings of affiliated companies(10)		42	42	44		0.02
Other			4	2
Core performance measures	$7,948	$595	$2,170	$1,797	17.2%	$1.23

	Year ended December 31, 2012
(dollars in millions)	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported*	$8,012	$810	$1,975	$1,636	17.2%	$1.09
Constant-yen(1)	(407)	(167)	(434)	(353)		(0.23)
Other yen-related transactions(2)			(22)	(16)		(0.01)
Hemlock Semiconductor operating results(3)		(25)	(25)	(23)		(0.02)
Hemlock Semiconductor non-operating results(3)		77	77	72		0.05
Acquisition-related costs(4)			24	16		0.01
Provision for income taxes(5)				41		0.03
Asbestos settlement(6)			14	9		0.01
Restructuring, impairment and other charges(7)			133	91		0.06
Pension mark-to-market adjustment(8)			217	140		0.09
Equity in earnings of affiliated companies(10)		18	18	17		0.01
Loss on repurchase of debt(11)			26	17		0.01
Accumulated other comprehensive income(12)			(52)	(52)		(0.03)
Core performance measures*	$7,605	$713	$1,951	$1,595	18.2%	$1.06

*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

CORNING INCORPORATED - 2013 Form 10-K	37

Back to Contents
	Year ended December 31, 2011
(dollars in millions)	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported*	$7,890	$1,471	$3,231	$2,817	12.8%	$1.78
Constant-yen(1)	(449)	(200)	(526)	(428)		(0.27)
Other yen-related transactions(2)			45	33		0.02
Hemlock Semiconductor operating results(3)		(102)	(102)	(94)		(0.06)
Hemlock Semiconductor non-operating results(3)		(80)	(80)	(74)		(0.05)
Provision for income taxes(5)				(13)		(0.01)
Asbestos settlement(6)			24	14		0.01
Restructuring, impairment, and other charges(7)			130	83		0.05
Pension mark-to-market adjustment(8)			64	41		0.03
Contingent liability adjustment(13)			(27)	(27)		(0.02)
Core performance measures*	$7,441	$1,089	$2,759	$2,352	14.8%	$1.49

*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

Items which we exclude from GAAP measures to arrive at Core Performance measures are as follows:

(1)	Constant-yen: Because a significant portion of Corning’s LCD glass business revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings from translating yen into dollars. Presenting results on a constant-yen basis eliminates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and to establish operational goals and forecasts. We use an internally derived management rate of ¥93, which is closely aligned to our yen portfolio of purchased collars, and have restated all years presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

(2)	Purchased collars, average forward contracts and other yen-related transactions: We have excluded the impact of our purchased collars, average forward contracts, and other yen-related transactions for each period presented. By aligning an internally derived rate with our portfolio of purchased collars and average forward contracts, and excluding other yen-related transactions and the constant-yen adjustments, we have effectively eliminated the impact of changes in the Japanese yen on our results.

(3)	Results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor: We are excluding the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the operating and non-operating items and events which have caused severe unpredictability and instability in earnings over the past eighteen months, and are expected to continue in the future. These events are being primarily driven by the macro-economic environment. Specifically, the negative impact of the determination by MOFCOM, which imposes provisional anti-dumping duties on solar-grade polysilicon imports from the United States, and the impact of asset write-offs, offset by the benefit of large payments required under Hemlock customers’ “take-or-pay” contracts, are events that are unrelated to Dow Corning’s core operations, and that have, or could have, significant impacts to this business.

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.

(5)	Provision for income taxes: This represents the removal of discrete adjustments attributable to changes in tax law and changes in judgment about the realizability of certain deferred tax assets. This item also includes the income tax effects of adjusting from a GAAP tax rate to a core earnings tax rate.

(6)	Certain litigation-related charges: These adjustments relate to the Pittsburgh Corning Corporation (PCC) asbestos litigation.

(7)	Restructuring, impairments, and other charges.

(8)	Pension mark-to-market adjustment: Mark-to-market pension gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates. In accordance with GAAP, Corning recognizes pension actuarial gains and losses outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, for our defined benefit pension plans annually in the fourth quarter of each year and whenever a plan is remeasured or valuation estimates are finalized. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions such as life expectancy of plan participants. Management believes that pension actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets, and are not directly related to the underlying performance of our businesses. For further information on the actuarial assumptions and plan assets referenced above, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Critical Accounting Estimates – Employee Retirement Plans, and Note 13, Employee Retirement Plans, of Notes to the Consolidated Financial Statements.

(9)	Gain on change in control of equity investment: Adjustment of the gain as a result of certain changes to the shareholder agreement of an equity company occurring in the second quarter of 2013, resulting in Corning having a controlling interest that requires consolidation of this investment.

(10)	Equity in earnings of affiliated companies: These adjustments relate to items which do not reflect expected on-going operating results of our affiliated companies, such as restructuring, impairment and other charges and settlements under “take-or-pay” contracts.

(11)	Loss on repurchase of debt: In 2012, Corning recorded a loss on the repurchase of $13 million of our 8.875% senior unsecured notes due 2021, $11 million of our 8.875% senior unsecured notes due 2016, and $51 million of our 6.75% senior unsecured notes due 2013.

(12)	Accumulated other comprehensive income: In 2012, Corning recorded a translation capital gain on the liquidation of a foreign subsidiary.

(13)	Contingent liability adjustment: In 2011, Corning recognized a credit resulting from a reduction to a contingent liability associated with an acquisition recorded in the first quarter of 2011.

CORNING INCORPORATED - 2013 Form 10-K	38

Back to Contents

Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays.

•	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.

•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.

•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.

•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to provide workflow solutions for scientific applications.

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

Display Technologies

							% change
As Reported* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$2,545		$2,909		$3,145	(13)	(8)
Equity earnings of affiliated companies		$357		$692		$1,027	(48)	(33)
Net income		$1,267		$1,589		$2,346	(20)	(32)

							% change
Core Performance* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$2,674		$2,501		$2,695	7	(7)
Equity earnings of affiliated companies		$420		$544		$825	(23)	(34)
Net income		$1,253		$1,246		$1,935	1	(36)

*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

CORNING INCORPORATED - 2013 Form 10-K	39

Back to Contents

The following table reconciles the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
(in millions)	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$2,545	$357	$1,267	$2,909	$692	$1,589	$3,145	$1,027	$2,346
Constant-yen(1)	129	35	99	(408)	(166)	(380)	(450)	(202)	(454)
Purchased collars(2)			(90)
Other yen-related transactions(2)			(67)			(15)			33
Acquisition-related costs(4)			8
Provision for income taxes(5)			10						7
Restructuring, impairment, and other charges(7)			6			17
Pension mark-to-market(8)			(8)			17			3
Equity in earnings of affiliated companies(10)		28	28		18	18
Core performance	$2,674	$420	$1,253	$2,501	$544	$1,246	$2,695	$825	$1,935

2013 vs. 2012

In 2013, our Display Technologies segment regained positive momentum, as demonstrated by the increase in core net sales of 7%, when compared to core net sales in 2012, which declined by 7% when compared to 2011. During 2013, volume improvements in the mid-twenties in percentage terms more than outpaced price declines in the mid-teens. The increase in volume was driven by higher sales of larger-sized LCD televisions, defined as greater than 40 inches, which increased by nearly 100% in 2013, and higher sales in mobile computing products, including tablets and smart phones. Additionally, during the fourth quarter of 2013, we renewed the agreements with key customers that we had announced in the fourth quarter of 2012, which stabilize Corning’s share at each of the customers and maintain a fixed relationship between Corning’s pricing and competitive pricing at that customer.

When compared to 2012, the decrease in core equity earnings from Samsung Corning Precision Materials in 2013 reflected relatively consistent volume and price declines in the mid-teens in percentage terms. Manufacturing improvements in the amount of $28 million were more than offset by higher taxes in the amount of $54 million, driven by the partial expiration of a Korean tax holiday.

When compared to 2012, the increase in core net income in the Display Technologies segment in 2013 reflects an increase in volume in the mid-twenties in percentage terms and the impact of cost reduction programs, partially offset by price declines in the mid-teens in percentage terms and the impact of lower equity earnings.

CORNING INCORPORATED - 2013 Form 10-K	40

Back to Contents

2012 vs. 2011

The decrease in core net sales in 2012, when compared to 2011, reflects price declines in the mid-twenties in percentage terms which occurred in the fourth quarter of 2011 and the first quarter of 2012 for the six month period, driven by customer and competitive pressures associated with share shifts at several major customers in a period of excess glass supply. Sequential price declines became much more moderate in the second and third quarters of 2012, reflecting a better matching of supply and demand for glass, and more stable levels of inventory in the LCD supply chain. In the third and fourth quarter of 2012, Corning entered into new supply agreements with key customers. These agreements were intended to stabilize Corning’s share at each of the customers and maintain a fixed relationship between Corning’s pricing and competitive pricing for such customer. Fourth quarter sequential prices declined in the mid-single digit percentage, slightly higher than the prior two quarters, due to some initial adjustments to line up Corning’s prior pricing with the requirements of these new agreements. Retail demand for larger-sized LCD televisions drove an increase in volume in the low-twenties in percentage terms in our wholly-owned business in 2012, when compared to the prior year, and slightly offset the price declines described above. Movements in foreign exchange rates did not significantly impact net sales of this segment.

The decrease in core equity earnings from our Display Technologies equity affiliates in 2012, when compared to 2011, reflected substantial price declines in the mid-twenties in percentage terms, driven by the circumstances described above, relatively consistent volume and share loss at a key customer.

When compared to 2011, the decrease in core net income in 2012 reflects the impact of price declines described above at both our wholly-owned business and the segment’s equity affiliates and a reduction in royalty income, partially offset by an increase in volume in the low-twenties in percentage terms at our wholly-owned business.

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

Other Information

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan, China and Taiwan. In 2013, four customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 94% of total segment sales. In 2012, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 63% of total segment sales. For 2011, four customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for 77% of total segment sales. Our customers face the same global economic dynamics as we do in this market. Our near-term sales and profitability would be impacted if any of these significant customers were unable to continue to purchase our products.

In addition, Samsung Corning Precision Materials’ sales are concentrated across a small number of its customers. In 2013, 2012 and 2011, sales to two LCD panel makers located in Korea accounted for approximately 93% of Samsung Corning Precision Materials sales in each of those three years.

Corning has invested heavily to expand capacity to meet the projected demand for LCD glass substrates. In 2013, 2012 and 2011, capital spending in this segment was approximately $350 million, $850 million and $1.3 billion, respectively. We expect capital spending for 2014 to be approximately $600 million.

Outlook:

Corning anticipates another year of growth in the LCD glass market in 2014, with retail demand up mid-to-high single digits in percentage terms, as measured in square feet. We believe that supply chain inventory levels remain healthy and industry glass supply appears aligned with overall demand.

In the first quarter of 2014, Corning anticipates that glass volume in its Display Technologies segment will be down slightly sequentially, in line with normal seasonality. The company expects LCD glass price declines to be higher than previous quarters. The price declines are not related to the SCP acquisition or a result of recent supply contract renewals. The company expects that price declines will return to moderate levels after the first quarter.

CORNING INCORPORATED - 2013 Form 10-K	41

Back to Contents

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

Optical Communications

							% change
As Reported* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales:
Carrier network		$1,782		$1,619		$1,556	10	4
Enterprise network		544		511		516	6	(1)
Total net sales		$2,326		$2,130		$2,072	9	3
Net income		$199		$146		$194	36	(25)

							% change
Core Performance* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales:
Carrier network		$1,782		$1,619		$1,556	10	4
Enterprise network		544		511		516	6	(1)
Total net sales		$2,326		$2,130		$2,072	9	3
Net income		$196		$137		$168	43	(18)
*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The following table reconciles the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$2,326	$199	$2,130	$146	$2,072	$194
Acquisition-related costs(4)		9		1
Restructuring, impairment, and other charges(7)		8		31
Pension mark-to-market(8)		(9)		11		1
Gain on change in control(9)		(11)
Accumulated other comprehensive income(12)				(52)
Contingent liability adjustment(13)						(27)
Core performance	$2,326	$196	$2,130	$137	$2,072	$168

CORNING INCORPORATED - 2013 Form 10-K	42

Back to Contents

2013 vs. 2012

In 2013, core net sales of the Optical Communications segment increased when compared to 2012, driven by an increase of $163 million in the carrier network market. Driving the growth in carrier network products are the following items:

•	The ramp-up of the fiber-to-the-premises initiative in Australia, which increased sales by $28 million;

•	An increase of $23 million in sales of wireless products;

•	Higher sales of cable products in North America, China and Europe, up $52 million, $33 million and $26 million, respectively;

•	The impact of a small acquisition and the consolidation of an investment due to a change in control, which added approximately $53 million in 2013; and

•	Offsetting the increase in sales of carrier network products in 2013 was a decline in sales of optical fiber, driven by lower demand for single-mode fiber in China, Europe and North America.

Sales in the enterprise network market increased by $33 million in the year ended 2013, when compared to 2012, driven by higher sales of data center products in North America.

The increase in core net income in 2013 when compared to 2012 reflects an increase in volume in carrier and enterprise network products, improved manufacturing performance and the implementation of strong spending controls and cost reduction initiatives, offset by lower volume in optical fiber, lower price and a less favorable mix of products sales in 2013. Movements in foreign exchange rates did not significantly impact the results of this segment.

The Optical Communications segment has a concentrated customer base. In the years ended December 31, 2013, 2012 and 2011, one customer, which individually accounted for more than 10% of segment net sales, accounted for 10%, 12% and 12%, respectively, of total segment net sales.

2012 vs. 2011

Core net sales for the segment were up slightly when compared to 2011, due to increased demand for our carrier network products, driven by an increase in optical fiber and cable in China in the amount of $82 million, an increase of $42 million for fiber-to-the-premises products in Australia, and an increase in wireless products of $26 million. This growth was offset somewhat by a decline in sales of $28 million for legacy copper products. The impact of foreign exchange rate movements on net sales of this segment was not significant (approximately 1%).

The decrease in core net income in 2012 reflects the impact of lower sales of premium fiber products, an increase in research and development expenses and an increase in project spending. Somewhat offsetting the decrease in core net income was the partial reversal of a warranty reserve related to our fiber-to-the-premises and fiber optic cable products in the pre-tax amount of $10 million, recorded in the third quarter of 2012. Movements in foreign exchange rates did not significantly impact core net income of this segment.

Outlook:

We anticipate sales growth to be in the mid-teens in percentage terms in the Optical Communications segment in the first quarter of 2014, when compared to the same period last year.

Changes in our customers’ expected deployment plans, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect sales levels. Should these plans not occur at the pace anticipated, our sales and earnings would be adversely affected.

CORNING INCORPORATED - 2013 Form 10-K	43

Back to Contents

Environmental Technologies

							% change
As Reported* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales:
Automotive		$485		$486		$476		2
Diesel		434		478		522	(9)	(8)
Total net sales		$919		$964		$998	(5)	(3)
Net income		$132		$112		$119	18	(6)

							% change
Core Performance* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales:
Automotive		$485		$486		$476		2
Diesel		434		478		522	(9)	(8)
Total net sales		$919		$964		$998	(5)	(3)
Net income		$130		$119		$121	9	(2)
*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The following table reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$919	$132	$964	$112	$998	$119
Restructuring, impairment, and other charges(7)		1		2
Pension mark-to-market(8)		(3)		5		2
Core performance	$919	$130	$964	$119	$998	$121

2013 vs. 2012

When compared to 2012, core net sales in the Environmental Technologies segment decreased in 2013, due to lower sales of light duty diesel filters and heavy duty diesel products. Demand for light duty diesel vehicles which use our filters declined due to weak economic conditions in Europe. Heavy duty diesel product sales were lower due to the decline in the production of Class 8 vehicles in North America. Net sales of this segment in 2013 were not materially impacted by movements in foreign exchange rates when compared to 2012.

Although core net sales declined in 2013 when compared to 2012, core net income increased by 9%, driven by significantly improved manufacturing performance for our automotive and heavy duty diesel products, and lower operating expenses. Movements in foreign exchange rates did not significantly impact the results of this segment in the year ended December 31, 2013.

CORNING INCORPORATED - 2013 Form 10-K	44

Back to Contents

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers. For 2013, 2012, and 2011, net sales to three customers, which individually accounted for more than 10% of segment sales, accounted for 87%, 86% and 85%, respectively, of total segment sales. While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

2012 vs. 2011

Core net sales of this segment decreased in 2012 when compared to 2011, due to a decline in net sales of our diesel products. The impact of movements in foreign exchange rates on net sales of this segment was not significant (approximately 3%). Although sales of light duty diesel products decreased due to a decline in demand for vehicles in Europe requiring light duty diesel filters, sales of our heavy duty diesel products increased 8% in 2012, partially offsetting the decrease in light duty diesel sales. During the latter half of 2012, however, the rate of growth of heavy duty products declined, driven by a slowing of Class 8 truck orders in North America. Sales of our automotive products increased in 2012, when compared to 2011, on continued growth in worldwide automotive production, led by growth in North America.

Core net income in 2012 decreased slightly, driven by a decrease in sales of light duty diesel products, offset somewhat by an increase in heavy duty diesel volume, improved manufacturing performance and a decrease in air freight costs, when compared to the same period last year. Movements in foreign exchange rates did not have a significant impact on the comparability of core net income for the periods presented.

Outlook:

We anticipate that sales in the first quarter of 2014 will increase by mid-single digits in percentage terms when compared to the first quarter of 2013, driven by improvements in heavy-duty diesel products in China and Europe.

Specialty Materials

							% change
As Reported* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$1,170		$1,346		$1,074	(13)	25
Net income (loss)		$187		$137		$(36)	36	**

							% change
Core Performance* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$1,170		$1,346		$1,074	(13)	25
Net income		$196		$201		$74	(2)	172
*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

**	The percentage change calculation is not meaningful.

CORNING INCORPORATED - 2013 Form 10-K	45

Back to Contents

The following table reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,170	$187	$1,346	$137	$1,074	$(36)
Constant-yen(1)		(2)		25		26
Acquisition-related costs(4)		1
Restructuring, impairment, and other charges(7)		12		33		83
Pension mark-to-market(8)		(2)		6		1
Core performance	$1,170	$196	$1,346	$201	$1,074	$74

2013 vs. 2012

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

Core net sales for the year ended December 31, 2013 decreased in the Specialty Materials segment when compared to 2012, due to a 17% decline in sales of Corning Gorilla Glass. Although retail demand for products using our Corning Gorilla Glass has increased in 2013, supply chain variability, during which we experienced robust sales of this glass in the latter half of 2012, resulted in a supply chain contraction throughout 2013. Advanced optics products sales increased slightly in the year ended December 31, 2013, driven by the beginning of a business recovery. Movements in foreign exchange rates did not significantly impact core net sales of this reportable segment in the twelve months ended December 31, 2013.

Although core net sales declined by 13% in the year ended December 31, 2013, core net income decreased by only 2%, when compared to 2012, due to strong cost controls, manufacturing cost reduction initiatives and the beginning of the advanced optics products business recovery, which partially offset the lower sales of Corning Gorilla Glass. Core net income for the twelve months ended December 31, 2013 was not significantly impacted from movements in foreign exchange rates when compared to the same period in 2012.

For 2013, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 47% of total segment sales. For 2012, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 54% of total segment sales. For 2011, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 42% of total segment sales.

2012 vs. 2011

Core net sales in 2012 increased in the Specialty Materials segment when compared to the same period in 2011, driven by a significant increase in sales volume of Corning Gorilla Glass. Sales of Corning Gorilla Glass have continued to increase due to a combination of strong retail demand for handheld display devices, tablets and notebook computers, and an increase in usage of our glass on these devices. Moderate price declines for Corning Gorilla Glass and lower sales of our advanced optics products partially offset the increase in net sales. Movements in foreign exchange rates did not significantly impact net sales of this reportable segment in 2012.

When compared to the same period last year, the increase in core net income in 2012 was driven by the increase in sales of Corning Gorilla Glass, combined with increased manufacturing efficiency and the absence of large cover glass start-up and tank conversion costs incurred in 2011. Net income was not significantly impacted from movements in foreign exchange rates when compared to the same period in 2011.

CORNING INCORPORATED - 2013 Form 10-K	46

Back to Contents

Outlook:

In the first quarter of 2014, we expect sales to decline in the mid-single digits in percentage terms, when compared to the same period last year. In 2014, the Company expects its Gorilla Glass volume to increase when compared to 2013, and to be more in line with overall industry consumption of glass for devices.

Life Sciences

							% change
As Reported* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$851		$657		$595	30	10
Net income		$71		$28		$60	154	(53)

							% change
Core Performance* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$851		$657		$595	30	10
Net income		$92		$48		$61	92	(21)
*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

The following table reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$851	$71	$657	$28	$595	$60
Acquisition-related costs(4)		21		15
Restructuring, impairment, and other charges(7)		3		1
Pension mark-to-market(8)		(3)		4		1
Core performance	$851	$92	$657	$48	$595	$61

2013 vs. 2012

Core net sales for the year ended December 31, 2013 increased when compared to the same period last year, due to the impact of the acquisition of the Discovery Labware business completed in the fourth quarter of 2012, which increased net sales by $192 million. Net sales of the segment’s existing lines remained relatively consistent. Net sales in the year ended December 31, 2013 were not significantly impacted by movements in foreign exchange rates when compared to the same periods last year.

When compared to the same period in 2012, core net income in the year ended December 31, 2013 increased substantially, driven by the impact of the Discovery Labware acquisition in the amount of $38 million. Movements in foreign exchange rates did not significantly impact the results of this segment in the year ended December 31, 2013.

For 2013, 2012 and 2011, two customers in the Life Sciences segment, which individually accounted for more than 10% of total segment net sales, collectively accounted for 44%, 38% and 39% respectively, of total segment sales.

CORNING INCORPORATED - 2013 Form 10-K	47

Back to Contents

2012 vs. 2011

Core net sales in 2012 increased due to the impact of the acquisition of the majority of the Discovery Labware business, which was completed in the fourth quarter of 2012, and a small acquisition completed in the fourth quarter of 2011, as well as a slight increase in the segment’s existing product lines. The acquisitions support the Company’s strategy to expand Corning’s portfolio of life sciences products and enhance global customer access in this business, and accounted for $65 million of the increase in sales in 2012 when compared to 2011. The negative impact of foreign exchange rate movements partially offset the increase in sales.

The decrease in core net income in 2012 reflects the impact of higher raw materials costs and operating expenses in the amount of $22 million related to the acquisition of a majority of the Discovery Labware business, which more than offset the favorable impact of the increase in net sales. Core net income in 2012 was not significantly impacted by movements in foreign exchange rates when compared to the same period in 2011.

Outlook:

Sales in the Life Sciences segment are expected to remain relatively consistent in the first quarter of 2014, when compared to the same period in 2013.

All Other

							% change
As Reported* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$8		$6		$6	33
Research, development and engineering expenses		$116		$123		$97	(6)	27
Equity earnings of affiliated companies		$(24)		$17		$15	**	13
Net loss		$(163)		$(98)		$(78)	66	26

							% change
Core Performance* (dollars in millions)	2013		2012		2011		13 vs. 12	12 vs. 11
Net sales		$8		$6		$6	33
Research, development and engineering expenses		$116		$123		$97	(6)	27
Equity earnings of affiliated companies		$12		$17		$15	(29)	13
Net loss		$(122)		$(98)		$(78)	24	26
*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

**	The percentage change calculation is not meaningful.

The following table reconciles the non-GAAP financial measures for the All Other segment with our financial statements presented in accordance with GAAP (in millions). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

	Year ended December 31, 2013
(in millions)	Sales		Equity earnings		Net income
As reported		$8		$(24)		$(163)
Restructuring, impairment, and other charges(7)				36		41
Core performance		$8		$12		$(122)

CORNING INCORPORATED - 2013 Form 10-K	48

Back to Contents

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

2013 vs. 2012

The increase in segment net loss in 2013 when compared to 2012 was driven by the write-down of assets to their fair value in the amount of $36 million in Samsung Corning Precision Materials’ non-LCD glass business, the absence of the 2012 gain on the sale of assets in Samsung Corning Precision Materials’ non-LCD glass business, and restructuring costs of $5 million associated with our global restructuring program implemented in the fourth quarter of 2013, partially offset by lower research, development and engineering expenses on development projects. The increase in core net loss in 2013 reflects the absence of the 2012 gain on the sale of assets in Samsung Corning Precision Materials’ non-LCD glass business and a decline in research, development and engineering expenses for development projects.

2012 vs. 2011

The results of this segment for the year ended 2012, when compared to the same period last year, reflect an increase in research, development and engineering expenses for development projects, offset by a gain on the sale of assets in Samsung Corning Precision Materials’ non-LCD glass business.

Liquidity and Capital Resources

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure during 2013 and 2012:

2013

•	In the first quarter of 2013, we amended and restated our existing revolving credit facility. The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018. The facility includes a leverage test (debt to capital ratio) financial covenant. At December 31, 2013, our leverage using this measure was 13.4%, and we are in compliance with the financial covenant. The proceeds of this credit facility may be used for general corporate purposes, including support for our commercial paper program.

•	In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion. The total amount repaid was approximately $500 million. Upon repayment, this facility was terminated.

•	In the second quarter of 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion. Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes. The maturities of the notes will vary, but may not exceed 390 days from the date of issue. The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance. The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed. At December 31, 2013, we did not have any outstanding commercial paper.

•	In the fourth quarter of 2013, we issued $250 million of 3.70% senior unsecured notes that mature on November 15, 2023. The net proceeds of approximately $248 million were used for general corporate purposes.

•	In the fourth quarter of 2013, we recorded a financing obligation in the approximate amount of $230 million for a new LCD glass substrate facility in China.

CORNING INCORPORATED - 2013 Form 10-K	49

Back to Contents

2012

•	In the first quarter of 2012, we issued $500 million of 4.75% senior unsecured notes that mature on March 15, 2042 and $250 million of 4.70% senior unsecured notes that mature on March 15, 2037. The net proceeds of $742 million were used for general corporate purposes.

•	In the fourth quarter of 2012, we completed the following debt-related transactions:

–	We issued $250 million of 1.45% senior unsecured notes that mature on November 15, 2017. The net proceeds of $248 million from the offering were used for general corporate purposes.

–	We repurchased $13 million of our 8.875% senior unsecured notes due 2021, $11 million of our 8.875% senior unsecured notes due 2016, and $51 million of our 6.75% senior unsecured notes due 2013. Additionally, we redeemed $100 million of our 5.90% senior unsecured notes due 2014 and $74 million of our 6.20% senior unsecured notes due 2016. We recognized a pre-tax loss of $26 million upon the early redemption of these notes.

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

On October 22, 2013, Corning’s Board of Directors authorized, in conjunction with a series of strategic and financial agreements with Samsung Display, an additional $2 billion share repurchase program through December 31, 2015, effective upon the closing of the transaction. The transaction closed on January 15, 2014.

Capital Spending

Capital spending was $1,019 million in 2013, a decrease of $782 million when compared to 2012. In 2011, Corning announced several multi-year investment plans to increase manufacturing capacity in several of our reportable segments. Specifically, the projects focused on an LCD glass substrate facility in China for our Display Technologies segment and a capacity expansion project for Specialty Materials’ Corning Gorilla Glass in Japan. Although spending for these projects continued into 2013, the majority of the construction costs were incurred in 2012 and 2011, resulting in a significant decrease in capital spending in those segments in 2013. We expect our 2014 capital expenditures to be approximately $1.5 billion. Approximately $600 million will be allocated to our Display Technologies segment.

Cash Flows

Summary of cash flow data (in millions):

	Years ended December 31,
	2013		2012		2011
Net cash provided by operating activities		$2,787		$3,206		$3,189
Net cash used in investing activities		$(1,004)		$(2,628)		$(2,056)
Net cash used in financing activities		$(2,063)		$(115)		$(980)

2013 vs. 2012

Net cash provided by operating activities decreased in the year ended December 31, 2013, when compared to the same period last year, largely due to a decrease in dividends received from affiliated companies and the unfavorable impact of changes in working capital, driven by higher incentive compensation payments, an increase in foreign tax payments, and an increase in fiber inventory in the Optical Communications segment.

Net cash used in investing activities declined in 2013, when compared to 2012, due to a decrease in capital spending, lower business acquisition spending and the liquidation of short-term investments, offset by the premium related to our purchased collars.

Net cash used in financing activities increased in 2013 when compared to the same period last year, driven primarily by the absence of the issuance of long-term debt in the first quarter of 2012, higher share repurchases, the retirement of long-term debt in the first quarter of 2013, and higher dividend payments.

CORNING INCORPORATED - 2013 Form 10-K	50

Back to Contents

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

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning’s U.S. qualified plan. At December 31, 2013, this plan accounted for 78% of our consolidated defined benefit pension plans’ projected benefit obligation and 90% of the related plans’ assets.

We have historically contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements. In 2013, we did not contribute to our domestic defined benefit pension plan and contributed $5 million to our international pension plans. In 2012, we made voluntary cash contributions of $75 million to our domestic defined benefit pension plan and $30 million to our international pension plans. Although we will not be subject to any mandatory contributions in 2014, we anticipate making voluntary cash contributions of up to
$85 million to our U.S. pension plan and up to $8 million to our international pension plans in 2014.

In the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans. Previously, we recognized the actuarial gains and losses as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis. These amounts were amortized into our operating results over the average remaining service period of employees expected to receive benefits under the plan, to the extent such gains and losses were outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year. In addition, we used a calculated market-related value of plan assets for purposes of calculating the expected return on plan assets that spread asset gains and losses over a 3-year period. We have elected to recognize the change in the fair value of plan assets in full for purposes of calculating the expected return on plan assets and net actuarial gains and losses outside of the corridor in pension costs annually in the fourth quarter of each year and whenever the plan is remeasured or valuation estimates are finalized. The remaining components of pension expense are recorded on a quarterly basis. While the historical policy of recognizing pension expense was considered acceptable, we believe that the new policy is preferable as it recognizes the change in the fair value of plan assets in full for purposes of calculating the expected return on plan assets and eliminates the delay in recognition of net actuarial gains and losses outside of the corridor. We have applied these changes retrospectively, adjusting all prior periods, as if the new accounting methodology was in effect during those periods.

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Restructuring

To better align our 2014 cost position in several of our businesses, Corning implemented a global restructuring plan within several of our segments in the fourth quarter of 2013, consisting of workforce reductions, asset disposals and write-offs, and exit costs. We recorded charges of $67 million associated with these actions, with total cash expenditures expected to be approximately $40 million. Annualized savings from these actions are estimated to be approximately $40 million and will be reflected largely in selling, general, and administrative expenses.

In 2012, we recorded a charge of $89 million associated with a corporate-wide restructuring plan to reduce our global workforce in response to anticipated lower sales in 2013. The charge included costs for workforce reductions, asset disposals and write-offs, and exit costs. Total cash expenditures associated with these actions are expected to be approximately $49 million primarily related to termination benefits, and were largely finalized in 2013.

CORNING INCORPORATED - 2013 Form 10-K	51

Back to Contents

During 2013, 2012 and 2011, we made payments of $35 million, $15 million and $16 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Refer to Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (dollars in millions):

	December 31,
	2013		2012
Working capital		$7,145		$7,739
Current ratio		5.1:1		5.0:1
Trade accounts receivable, net of allowances		$1,253		$1,302
Days sales outstanding		58		55
Inventories		$1,270		$1,051
Inventory turns		3.6		4.7
Days payable outstanding(1)		47		41
Long-term debt		$3,272		$3,382
Total debt to total capital		13%		14%
(1)	Includes trade payables only.

Credit Ratings

As of February 13, 2014, our credit ratings were as follows:

Rating Agency	Rating long-term debt	Outlook last update
Fitch	A-	Stable
May 17, 2011
Standard & Poor’s	A-	Stable
December 16, 2013
Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity

We ended the fourth quarter of 2013 with over $5.2 billion of cash, cash equivalents and short-term investments. The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements. Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted. At December 31, 2013, although approximately 69% of the consolidated amount was held outside of the U.S., we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. We utilize a variety of tax effective financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

From time to time, we may issue debt, the proceeds of which may be used for general corporate purposes or to refinance certain debt maturities. Additionally, to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In May 2013, in anticipation of issuing $750 million of new long-term fixed rate debt, the Company entered into two interest rate swap agreements to hedge against the variability in cash flows due to changes in the benchmark interest rate. The instruments were designated as cash flow hedges. During the fourth quarter, the interest rate swaps expired prior to the issuance of the anticipated debt, the issuance of which had become “not reasonably possible” rather than “probable”. In November 2013, Corning issued a $250 million note with a maturity of 10 years, as opposed to the contemplated issuance of $750 million of new long-term fixed rate debt. As the planned issuance did not occur as anticipated, we recorded a small gain in the fourth quarter of 2013. A portion of this gain is deferred in accumulated other comprehensive (loss) income on the consolidated balance sheet until such time as the hedged item impacts earnings.

CORNING INCORPORATED - 2013 Form 10-K	52

Back to Contents

On June 24, 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion. Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes. The maturities of the notes will vary, but may not exceed 390 days from the date of issue. The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance. The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed. At December 31, 2013, we did not have any outstanding commercial paper.

On October 31, 2013, as part of the previously authorized share repurchase program announced on April 24, 2013, Corning entered into an accelerated share repurchase (“ASR”) agreement with JP Morgan Chase Bank, National Association, London Branch (“JPMC”). Under the ASR, Corning agreed to purchase $1 billion of its common stock, in total, with an initial delivery by JPMC of 47.1 million shares based on the current market price, and payment of $1 billion made by Corning to JPMC. The payment to JPMC was recorded as a reduction to shareholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 47.1 million shares received upon execution, and a $200 million decrease in other-paid-in capital, which reflects the value of the stock held back by JPMC pending final settlement. On January 28, 2014, the ASR was completed. Corning received an additional 10.5 million shares on January 31, 2014 to settle the ASR. In total, Corning purchased 57.6 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR, less a discount.

In addition to the ARS, during 2013 we repurchased 35 million shares of common stock on the open market for approximately $500 million as part of the share repurchase program announced on April 24, 2013. During 2012 and 2011, we repurchased 56 million and 55 million shares of common stock on the open market for approximately $720 million and $780 million, respectively, as part of the share repurchase program announced on October 5, 2011.

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

Our major funding sources for 2013 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short-term investments, proceeds from our commercial paper program, financing transactions and any issuances of debt. We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to a $1.0 billion unsecured committed revolving credit facility, the proceeds of which may be used for general corporate purposes, including support for our commercial paper program. This credit facility includes a leverage ratio financial covenant. The required leverage ratio, which measures debt to total capital, is a maximum of 50%. At December 31, 2013, our leverage using this measure was 13.4%, and we are in compliance with the financial covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion. The total amount repaid was approximately $500 million. Upon repayment, this facility was terminated.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, would be considered a default under the terms of another debt instrument. As of December 31, 2013, we were in compliance with all such provisions.

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

CORNING INCORPORATED - 2013 Form 10-K	53

Back to Contents

Purchased Collars and Average Rate Forwards

In the first quarter of 2013, Corning executed a series of purchased collars that expire quarterly across a two-year period to hedge its translation exposure resulting from movements in the Japanese yen against the U.S. dollar. These derivatives are not designated as accounting hedges and changes in fair value are recorded in other income immediately. The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet.

In the second quarter of 2013, Corning entered into a series of average rate forwards with no associated premium, which partially hedge the impact of Japanese yen on Corning’s projected 2015 net income. Like the purchased collars, these contracts settle quarterly, and are not designated as accounting hedges.

In the year ended December 31, 2013, we recorded a net gain of $435 million, before tax, related to changes in the fair value of the purchased collars and average rate forward contracts, offset slightly by premium expense. This gain is recorded in earnings in the Other income, net line of the Consolidated Statements of Income.

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

Corning has identified one entity that qualifies as a variable interest entity. This entity is not considered to be significant to Corning’s consolidated statements of position.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

CORNING INCORPORATED - 2013 Form 10-K	54

Back to Contents

Contractual Obligations

The amounts of our obligations follow (in millions):

			Amount of commitment and contingency expiration per period
	Total		Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees		$51	$24	$5	$1	$21
Credit facilities for equity companies		25	25
Stand-by letters of credit(1)		61	54	3	1	3
Loan guarantees		14				14
Subtotal of commitment expirations per period		$151	$103	$8	$2	$38
Purchase obligations(6)		$126	$67	$39	$13	$7
Capital expenditure obligations(2)		185	185
Total debt(3)		2,890	14	66	249	2,561
Interest on long-term debt(4)		2,602	151	299	286	1,866
Capital leases and financing obligations(3)		412	7	15	11	379
Imputed interest on capital leases and financing obligations		295	20	39	38	198
Minimum rental commitments		277	54	80	53	90
Uncertain tax positions(5)		3	1	2
Subtotal of contractual obligation payments due by period		6,790	499	540	650	5,101
Total commitments and contingencies		$6,941	$602	$548	$652	$5,139

(1)	At December 31, 2013, $41 million of the $61 million was included in other accrued liabilities on our consolidated balance sheets.

(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.

(3)	Total debt above is stated at maturity value, and excludes interest rate swap gains and bond discounts.

(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.

(5)	At December 31, 2013, $5 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $2 million of that amount will become payable.

(6)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.

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

In the fourth quarter of 2013, we recorded a financing obligation in the approximate amount of $230 million for a new LCD glass substrate facility in China.

We have agreed to provide up to a $25 million credit facility to Dow Corning. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan.

We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Environment

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2013 and 2012, Corning had accrued approximately $15 million (undiscounted) and $21 million (undiscounted), respectively, for its estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

CORNING INCORPORATED - 2013 Form 10-K	55

Back to Contents

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

CORNING INCORPORATED - 2013 Form 10-K	56

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

At December 31, 2013, the carrying value of precious metals was higher than the fair market value by $164 million. At December 31, 2012, the carrying value of precious metals was higher than the fair value by $28 million. These precious metals are utilized by the Display and Specialty Materials segments. Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments. The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments. Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

In the fourth quarter of 2011, the Specialty Materials segment recorded an impairment charge in the amount of $130 million related to certain assets used in the production of large cover glass due to sales that were significantly below our expectations. In the fourth quarter of 2012, after reassessing the large cover glass business, Corning concluded that the large cover glass market was developing differently in 2012 than our expectations, and demand for larger-sized cover glass was declining, and the market for this type of glass was instead targeting smaller gen size products. Additionally, in the fourth quarter of 2012, our primary customer of large cover glass notified Corning of its decision to exit from this display market. Based on these events, we recorded an additional impairment charge in the fourth quarter of 2012 in the amount of $44 million, before tax. This impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their fair market values, and includes machinery and equipment used in the ion exchange process. Additional information on the asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges), Note 9 (Property, Net of Accumulated Depreciation) and Note 16 (Fair Value Measurements) to the Consolidated Financial Statements.

Impairment of Goodwill

We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units.

Corning’s goodwill relates primarily to the Optical Communications, Specialty Materials and Life Sciences operating segments. On a quarterly basis, management performs a qualitative assessment of factors in each reporting unit to determine whether there have been any triggering events. The two-step impairment test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We perform a detailed, two-step process every three years if no indicators suggest a test should be performed in the interim. We use this calculation as quantitative validation of the step-zero qualitative process that is performed during the intervening periods and does not represent an election to perform the two-step process in place of the step-zero review.

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

CORNING INCORPORATED - 2013 Form 10-K	57

Back to Contents

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

Optical Communications

Goodwill for the Optical Communications segment is tested at the reporting unit level which is also the operating segment level. On a quarterly basis in 2013, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Optical Communications reporting unit’s fair value is less than its carrying amount.

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

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the reporting unit level, which is one level below an operating segment, as goodwill is the result of transactions associated with certain businesses within this operating segment. There is only one reporting unit with goodwill within this operating segment. On a quarterly basis in 2013, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Specialty Materials reporting unit’s fair value is less than its carrying amount.

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

Life Sciences

Goodwill for the Life Sciences segment is tested at the reporting unit level which is also the operating segment level. On a quarterly basis in 2013, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Life Sciences reporting unit’s fair value is less than its carrying amount.

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

CORNING INCORPORATED - 2013 Form 10-K	58

Back to Contents

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

Corning accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. As required under FASB ASC Topic 740, we record tax benefits only for technical positions that we believe have a greater than 50% likelihood of being sustained on their technical merits and then only to the extent of the amount of tax benefit that is greater than 50% likely of being realized upon settlement. In estimating these amounts, we must exercise judgment around factors such as the weighting of the tax law in our favor, the willingness of a tax authority to aggressively pursue a particular position, or alternatively, consider a negotiated compromise, and our willingness to dispute a tax authorities assertion to the level of appeal we believe is required to sustain our position. As a result, it is possible that our estimate of the benefits we will realize for uncertain tax positions may change when we become aware of new information affecting these judgments and estimates.

Equity method investments

At December 31, 2013 and 2012, the carrying value of our equity method investments was $5.5 billion and $4.9 billion, respectively, with our two largest equity method investments, Samsung Corning Precision Materials and Dow Corning, comprising approximately 93% of the balance. We review our equity method investments for indicators of impairment on a periodic basis or if an event or circumstances change to indicate the carrying amount may be other-than-temporarily impaired. When such indicators are present, we then perform an in-depth review for impairment. An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends. As of December 31, 2013 and 2012, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

To extend Corning’s leadership in specialty glass and drive earnings growth, Corning announced in October 2013 that it is entering into a series of strategic and financial agreements with Samsung Display which will result in Corning obtaining full ownership of Samsung Corning Precision Materials. As part of this agreement, in the fourth quarter of 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which includes payment for the transfer of non-operating assets and the pro-rata portion of cash on Samsung Corning Precision Materials balance sheet at September 30, 2013. The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57%. Because this transaction did not result in a change in control based on the governing articles of this entity, Corning did not consolidate this entity as of December 31, 2013. The remaining transactions were completed on January 15, 2014, which increased Corning’s ownership to 100% and will result in consolidation of the entity beginning in the first quarter of 2014. This organization will be integrated into Corning’s Display Technologies segment. Refer to Note 21 (Subsequent Events) to the Consolidated Financial Statements for additional information.

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

CORNING INCORPORATED - 2013 Form 10-K	59

Back to Contents

party to the transaction. Amounts related to credit risk are not material.

The Level 3 assets measured with unobservable inputs relate to certain pension asset investments and all long-lived assets fair valued on a nonrecurring basis related to the ion exchange process for the production of large cover glass. In 2012, we recorded an impairment charge in the amount of $44 million related to these ion exchange assets used in the production of large cover glass. Refer to Note 16 (Fair Value Measurements) of the Consolidated Financial Statements for further detail.

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

Pension and other postretirement employee benefits (OPEB)

Pension and OPEB costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans. Previously, we recognized the actuarial gains and losses as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis. These amounts were amortized into our operating results over the average remaining service period of employees expected to receive benefits under the plan, to the extent such gains and losses were outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year. In addition, we used a calculated market-related value of plan assets for purposes of calculating the expected return on plan assets that spread asset gains and losses over a 3-year period. We have elected to recognize the change in the fair value of plan assets in full for purposes of calculating the expected return on plan assets and net actuarial gains and losses outside of the corridor in pension costs annually in the fourth quarter of each year and whenever the plan is remeasured or valuation estimates are finalized. The remaining components of pension expense are recorded on a quarterly basis. For our OPEB plans, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning’s employee pension and other postretirement obligations, and current and future expense.

CORNING INCORPORATED - 2013 Form 10-K	60

Back to Contents

The following table presents our actual and expected return on assets, as well as the corresponding percentage, for the years ended 2013, 2012 and 2011:

	December 31,
(In millions)	2013		2012		2011
Actual return on plan assets – Domestic plans		$65		$299		$216
Expected return on plan assets – Domestic plans		158		150		155
Actual return on plan assets – International plans		6		10		16
Expected return on plan assets – International plans		11		10		11

	December 31,
	2013		2012		2011
Weighted-average actual and expected return on assets:
Actual return on plan assets – Domestic plans		2.67%		12.06%		9.24%
Expected return on plan assets – Domestic plans		6.00%		6.00%		6.50%
Actual return on plan assets – International plans		2.73%		6.01%		8.40%
Expected return on plan assets – International plans		3.73%		6.01%		5.59%

As of December 31, 2013, the Projected Benefit Obligation (PBO) for U.S. pension plans was $2,844 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in assumption	Effect on 2014 pre-tax pension expense	Effect on December 31, 2013 PBO
25 basis point decrease in discount rate	- 1 million	+ 81 million
25 basis point increase in discount rate	+ 1 million	- 78 million
25 basis point decrease in expected return on assets	+ 6 million
25 basis point increase in expected return on assets	- 6 million

The above sensitivities reflect the impact of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2013, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $107 million before tax, and a 25 basis point increase in the discount rate would increase stockholders’ equity by $103 million. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:

Change in assumption	Effect on 2014 pre-tax OPEB expense	Effect on December 31, 2013 APBO*
25 basis point decrease in discount rate	+ 2 million	+ 26 million
25 basis point increase in discount rate	- 2 million	- 25 million

*	Accumulated Postretirement Benefit Obligation (APBO).

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

CORNING INCORPORATED - 2013 Form 10-K	61

Back to Contents

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

New Accounting Standards

Refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.

CORNING INCORPORATED - 2013 Form 10-K	62

Back to Contents

Forward-Looking Statements

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Form 10-Q, Form 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

•	global business, financial, economic and political conditions;

•	tariffs and import duties;

•	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, Euro, and Korean won;

•	product demand and industry capacity;

•	competitive products and pricing;

•	availability and costs of critical components and materials;

•	new product development and commercialization;

•	order activity and demand from major customers;

•	fluctuations in capital spending by customers;

•	possible disruption in commercial activities due to terrorist activity, cyber attack, armed conflict, political or financial instability, natural disasters, or major health concerns;

•	unanticipated disruption to equipment, facilities, or operations;

•	facility expansions and new plant start-up costs;

•	effect of regulatory and legal developments;

•	ability to pace capital spending to anticipated levels of customer demand;

•	credit rating and ability to obtain financing and capital on commercially reasonable terms;

•	adequacy and availability of insurance;

•	financial risk management;

•	acquisition and divestiture activities;

•	rate of technology change;

•	level of excess or obsolete inventory;

•	ability to enforce patents and protect intellectual property and trade secrets;

•	adverse litigation;

•	product and components performance issues;

•	retention of key personnel;

•	stock price fluctuations;

•	trends for the continued growth of the Company’s businesses;

•	the ability of research and development projects to produce revenues in future periods;

•	a downturn in demand or decline in growth rates for LCD glass substrates;

•	customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their ongoing operations and manufacturing expansions and pay their receivables when due;

•	loss of significant customers;

•	fluctuations in supply chain inventory levels;

•	equity company activities, principally at Dow Corning and Samsung Corning Precision Materials;

•	changes in tax laws and regulations;

•	changes in accounting rules and standards;

•	the potential impact of legislation, government regulations, and other government action and investigations;

•	temporary idling of capacity or delaying expansion;

•	the ability to implement productivity, consolidation and cost reduction efforts, and to realize anticipated benefits;

•	restructuring actions and charges; and

•	other risks detailed in Corning’s SEC filings.

CORNING INCORPORATED - 2013 Form 10-K	63

Back to Contents
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risks

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

Our most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese Renminbi, and the Euro. We seek to mitigate the impact of exchange rate movements in our income statement by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts typically with durations of 36 months or less. In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.

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

Our cash flow hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. We also use OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes. The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies. A significant portion of the Company’s non-U.S. revenues are denominated in Japanese yen. When these revenues are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements in the Japanese yen. To protect translated earnings against movements in the Japanese yen, the Company has entered into a series of purchased collars and average rate forwards. With a purchased collar structure, the Company writes a local currency call option and purchases a local currency put option. The purchased collars offset the impact of translated earnings above the put price and below the call strike price and that offset is reported in other income, net.

Equity in earnings of affiliated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of affiliated companies, net of impairments, were $547 million and $810 million in 2013 and 2012, respectively, with foreign-based affiliates comprising over 63% of this amount in 2013. Equity earnings from Samsung Corning Precision Materials totaled $320 million for 2013 and $699 million for 2012. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2013, with respect to open foreign exchange forward and option contracts, and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $479 million compared to $236 million at December 31, 2012. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $398 million compared to $196 million at December 31, 2012. Specific to the Euro, a 10% adverse movement in quoted euro exchange rates could result in a loss in fair value of these instruments of $31 million compared to $25 million at December 31, 2012.

As we derive approximately 69% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and Euro. Our forecasts generally assume exchange rates during 2014 remain constant at January 2014 levels. As an example of the impact that changes in foreign currency exchange rates could have on our financial results, we compare 2013 actual sales in yen and Euro transaction currencies at an average currency exchange rate during the year to a 10% change in the currency exchange rate. A plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2013 net sales of approximately $265 million. A plus or minus 10% movement in the U.S. dollar – euro exchange rate would result in a change to 2013 net sales of approximately $103 million. Using 2013 net income attributable to Corning Incorporated as a percentage of net sales of 25%, we can estimate that a plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2013 net income attributable to Corning Incorporated of approximately $220 million. A plus or minus 10% movement in the U.S. dollar – euro exchange rate would result in a change to 2013 net income attributable to Corning Incorporated of approximately $14 million.

CORNING INCORPORATED - 2013 Form 10-K	64

Back to Contents

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. We are party to two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

In May 2013, in anticipation of issuing $750 million of new long-term fixed rate debt, the Company entered into two interest rate swap agreements to hedge against the variability in cash flows due to changes in the benchmark interest rate. The instruments were designated as cash flow hedges. During the fourth quarter, the interest rate swaps expired prior to the issuance of the anticipated debt, the issuance of which had become “not reasonably possible” rather than “probable”. In November 2013, Corning issued a $250 million note with a maturity of 10 years, as opposed to the contemplated issuance of $750 million of new long-term fixed rate debt. As the planned issuance did not occur as anticipated, we recorded a small gain in the fourth quarter of 2013. A portion of this gain is deferred in accumulated other comprehensive (loss) income on the consolidated balance sheet until such time as the hedged item impacts earnings.

Item 8	Financial Statements and Supplementary Data

See Item 15 (a) 1.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

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

CORNING INCORPORATED - 2013 Form 10-K	65

Back to Contents

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of internal control over financial reporting includes controls over recognition of equity earnings and equity investments by Corning. Internal control over financial reporting for Samsung Corning Precision Materials and Dow Corning is the responsibility of Samsung Corning Precision Materials and Dow Corning management. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of Corning’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B	Other Information

None.

CORNING INCORPORATED - 2013 Form 10-K	66

Back to Contents
PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

The sections entitled “Our Director Nominees” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 29, 2014, is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified two members of the Audit Committee as Audit Committee Financial Experts. See sections entitled “Structure and Role of the Board” and “Our Board Committees” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 29, 2014, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 29, 2014, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the (i) Code of Ethics for the Chief Executive Officer and Financial Executives and the (ii) Code of Conduct for Directors and Executive Officers, which supplements the Code of Conduct. These Codes have been in existence for more than ten years and govern all employees and directors. During 2013, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at www.corning.com/investor_relations/corporate_governance/codes_of_conduct.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Linda E. Jolly, Corporate Secretary, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

ITEM 11	Executive Compensation

The sections entitled “Compensation Matters,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of our Compensation Committee,” and “Director Compensation” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2014, are incorporated by reference in this Annual Report on Form 10-K.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Beneficial Ownership” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2014, is incorporated by reference in this Annual Report on Form 10-K. The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2013 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

ITEM 13	Certain Relationships and Related Transactions and Director Independence

The sections entitled “Director Independence” and “Certain Beneficial Relationships and Related Transactions” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2014, is incorporated by reference in this Annual Report on Form 10-K.

CORNING INCORPORATED - 2013 Form 10-K	67

Back to Contents
ITEM 14	Principal Accounting Fees and Services

The sections entitled “Audit Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Matters – Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2014, are incorporated by reference in this Annual Report on Form 10-K.

In October 2013, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

CORNING INCORPORATED - 2013 Form 10-K	68

Back to Contents
PART IV

ITEM 15	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:
	1.	Financial statements	78
	2.	Financial statement schedule:
		(i) Valuation accounts and reserves	136
		See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:
	3 (i)	Restated Certificate of Incorporation dated April 27, 2012, filed with the Secretary of State of the State of New York on April 27, 2012 (Incorporated by reference to Exhibit 3(i) 1 of Corning’s Form 8-K filed on May 1, 2012).
	3 (i)(1)	Certificate of Amendment to the Restated Certificate of Incorporation dated January 14, 2014, filed with the Secretary of State of the State of New York on January 14, 2014 (Incorporated by reference to Exhibit 3(i) of Corning’s Form 8-K filed on January 15, 2014).
	3 (ii)	By-Laws of Corning amended to and effective as of April 26, 2012 (Incorporated by reference to Exhibit 3(ii)(1) of Corning’s Form 8-K filed May 1, 2012).
	10.1	2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).
	10.2	2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).
	10.3	2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).
	10.4	Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following individuals: James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed May 4, 2004).
	10.5	Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following individuals: James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.4 of Corning’s Form 10-Q filed May 4, 2004).
	10.6	Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following individuals: James B. Flaws, Kirk P. Gregg and Lawrence D. McRae (Incorporated by reference to Exhibit 10.5 of Corning’s Form 10-Q filed May 4, 2004).
	10.7	Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning’s Form 10-Q filed May 4, 2004).
	10.8	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s Form 10-Q filed May 4, 2004).
	10.9	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed October 28, 2004).
	10.10	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed October 28, 2004).
	10.11	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning’s Form 10-Q filed October 28, 2004).
	10.12	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning’s Form 10-Q filed October 28, 2004).

CORNING INCORPORATED - 2013 Form 10-K	69

Back to Contents

10.13	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).
10.14	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).
10.15	Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).
10.16	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 25, 2007).
10.17	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning’s Form 10-K filed February 25, 2007).
10.18	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning’s Form 10-K filed February 25, 2007).
10.19	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning’s Form 10-K filed February 25, 2007).
10.20	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed April 27, 2007).
10.21	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.34 of Corning’s Form 10-K filed February 15, 2008).
10.22	Corning Incorporated Goalsharing Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.35 of Corning’s Form 10-K filed February 15, 2008).
10.23	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning’s Form 10-K filed February 15, 2008).
10.24	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007 (Incorporated by reference to Exhibit 10.37 of Corning’s Form 10-K filed February 15, 2008).
10.25	Corning Incorporated Supplemental Pension Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.38 of Corning’s Form 10-K filed February 15, 2008).
10.26	Corning Incorporated Supplemental Investment Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.39 of Corning’s Form 10-K filed February 15, 2008).
10.27	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.40 of Corning’s Form 10-K filed February 15, 2008).
10.28	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.41 of Corning’s Form 10-K filed February 15, 2008).
10.29	Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning’s Form 10-K filed February 15, 2008).
10.30	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning’s Form 10-K filed February 15, 2008).
10.31	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning’s Form 10-K filed February 15, 2008).
10.32	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.45 of Corning’s Form 10-K filed February 15, 2008).
10.33	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.46 of Corning’s Form 10-K filed February 15, 2008).
10.34	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.47 of Corning’s Form 10-K filed February 15, 2008).

CORNING INCORPORATED - 2013 Form 10-K	70

Back to Contents

10.35	Second Amended 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit 10 of Corning’s Form 8-K filed April 25, 2008).
10.36	Amendment No. 2 to Executive Supplemental Pension Plan effective July 16, 2008 (Incorporated by reference to Exhibit 10 of Corning’s Form 10-Q filed July 30, 2008).
10.37	Form of Corning Incorporated Non-Qualified Stock Option Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.50 of Corning’s Form 10-K filed February 24, 2009).
10.38	Form of Corning Incorporated Incentive Stock Right Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.51 of Corning’s Form 10-K filed February 24, 2009).
10.39	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants effective December 3, 2008 (Incorporated by reference to Exhibit 10.52 of Corning’s Form 10-K filed February 24, 2009).
10.40	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008 (Incorporated by reference to Exhibit 10.53 of Corning’s Form 10-K filed February 24, 2009).
10.41	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008 (Incorporated by reference to Exhibit 10.54 of Corning’s Form 10-K filed February 24, 2009).
10.42	Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.55 of Corning’s Form 10-K filed February 24, 2009).
10.43	Amendment No. 2 to Corning Incorporated Supplemental Investment Plan approved April 29, 2009 (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed July 29, 2009).
10.44	Amendment No. 2 to Deferred Compensation Plan dated April 29, 2009 (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed July 29, 2009).
10.45	Amendment No. 2 to 2006 Variable Compensation Plan dated December 2, 2009 (Incorporated by reference to Exhibit 10.58 of Corning’s Form 10-K filed February 10, 2010).
10.46	Form of Corning Incorporated Cash Performance Unit Agreement, effective December 2, 2009 (Incorporated by reference to Exhibit 10.59 of Corning’s Form 10-K filed February 10, 2010).
10.47	Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Restricted Stock Units, effective December 2, 2009 (Incorporated by reference to Exhibit 10.60 of Corning’s Form 10-K filed February 10, 2010).
10.48	2010 Variable Compensation Plan (Incorporated by reference to Appendix A of Corning’s Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).
10.49	2010 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).
10.50	Amended and Restated Credit Agreement dated as of December 7, 2010 (effective as of December 16, 2010), among Corning Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Wells Fargo, Bank National Association, Bank of China, New York Branch, Sumitomo Mitsui Banking Corporation, and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.1 of Corning’s Form 8-K filed December 16, 2010).
10.51	Compensation Arrangement for Retention of James B. Flaws approved by the Corning Board Compensation Committee on January 3, 2011 (Incorporated by reference to Corning’s Form 8-K filed January 3, 2011).
10.52	Amendment No. 2 to Corning Incorporated Supplemental Pension Plan dated December 18, 2008 (Incorporated by reference to Exhibit 10.66 of Corning’s Form 10-K filed February 10, 2011).
10.53	Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Incentive Stock Rights, effective January 3, 2011 (Incorporated by reference to Exhibit 10.67 of Corning’s Form 10-K filed February 10, 2011).
10.54	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 3, 2011 (Incorporated by reference to Exhibit 10.68 of Corning’s Form 10-K filed February 10, 2011).

CORNING INCORPORATED - 2013 Form 10-K	71

Back to Contents

10.55	Credit Agreement dated as of June 30, 2011, among Corning Display Technologies (China) Co., Ltd.; Bank of China Limited, Beijing Branch; Bank of Tokyo-Mitsubishi UFJ (China), Ltd., Beijing Branch; Standard Chartered Bank (China) Limited, Beijing Branch; and Citibank (China) Co. Limited, Beijing Branch (Incorporated by reference to Exhibit 10.1 of Corning’s Form 8-K filed on July 5, 2011).
10.56	Guaranty dated as of June 30, 2011, by Corning Incorporated (Incorporated by reference to Exhibit 10.2 of Corning’s Form 8-K filed on July 5, 2011).
10.57	Compensation Arrangement for Jeffrey W. Evenson dated March 8, 2011 (Incorporated by reference to Exhibit 10.61 of Corning’s Form 10-K filed February 13, 2012).
10.58	Amendment No. 2 to Deferred Compensation Plan for Directors dated February 1, 2012 (Incorporated by reference to Exhibit 10.62 of Corning’s Form 10-K filed February 13, 2012).
10.59	Amendment No. 3 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2008 (Incorporated by reference to Exhibit 10.59 of Corning’s Form 10-K filed February 13, 2013).
10.60	2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A of Corning Proxy Statement, Definitive 14A filed March 13, 2012, for April 26, 2012 Annual Meeting of Shareholders).
10.61	Amendment No. 3 to Deferred Compensation Plan for Directors dated December 28, 2012 (Incorporated by reference to Exhibit 10.61 of Corning’s Form 10-K filed February 13, 2013).
10.62	Amendment No. 4 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2012 (Incorporated by reference to Exhibit 10.62 of Corning’s Form 10-K filed February 13, 2013).
10.63	Amended and Restated Credit Agreement dated March 13, 2013 among Corning Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo, Bank National Association, Bank of China, New York Branch, Sumitomo Mitsui Banking Corporation, and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.1 of Corning’s Form 8-K filed on March 13, 2013).
10.64	Compensation Arrangement for Lewis A. Steverson dated May 3, 2013.
10.65	Framework Agreement, dated as of October 22, 2013, by and among Samsung Display Co., Ltd.; Corning Incorporated, solely for purposes of Section 1.5, Section 6.1 and Section 11; Corning Hungary Data Services Limited Liability Company; Corning Holding Japan G.K.; and Corning Luxembourg S.àr.l. The Company has omitted certain schedules, exhibits and similar attachments to the Framework Agreement pursuant to Item 601(b)(2) of Regulation S-K.
10.66	Shareholder Agreement, dated as of October 22, 2013, by and between Samsung Display Co., Ltd. and Corning Incorporated.
10.67	Standstill Agreement, dated as of October 22, 2013, by and among Samsung Electronics Co., Ltd., Samsung Display Co., Ltd. and Corning Incorporated.
10.68	Accelerated Share Repurchase Master Confirmation Letter between Corning and JP Morgan Chase Bank, National Association dated October 31, 2013.
10.69	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2014.
10.70	Form of Officer Severance Agreement dated as of January 1, 2014 between Corning Incorporated and each of the following individuals: Lewis A. Steverson.
10.71	Form of Officer Change in Control Agreement dated as of January 1, 2014 between Corning Incorporated and each of the following individuals: Lewis A. Steverson.
12	Computation of Ratio of Earnings to Fixed Charges.
14	Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).
21	Subsidiaries of the Registrant at December 31, 2013.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP.

CORNING INCORPORATED - 2013 Form 10-K	72

Back to Contents

23.3	Consent of Samil PricewaterhouseCoopers.
24	Powers of Attorney.
31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

(c)	Financial Statements:
	1.	Financial Statements of Dow Corning Corporation for the years ended December 31, 2013, 2012 and 2011	138
	2.	Financial Statements of Samsung Corning Precision Materials Co., Ltd. for the years ended December 31, 2013, 2012 and 2011	175

CORNING INCORPORATED - 2013 Form 10-K	73

Back to Contents

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks
(Wendell P. Weeks)

Chairman of the Board of Directors, Chief Executive Officer and President

Date:	February 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Capacity	Date
/s/ Wendell P. Weeks (Wendell P. Weeks)	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 10, 2014
/s/ James B. Flaws (James B. Flaws)	Vice Chairman of the Board of Directors and Chief Financial Officer (Principal Financial Officer)	February 10, 2014
/s/ R. Tony Tripeny (R. Tony Tripeny)	Senior Vice President – Corporate Controller (Principal Accounting Officer)	February 10, 2014
* (John Seely Brown)	Director	February 10, 2014
* (Stephanie A. Burns)	Director	February 10, 2014
* (John A. Canning, Jr.)	Director	February 10, 2014
* (Richard T. Clark)	Director	February 10, 2014
* (Robert F. Cummings, Jr.)	Director	February 10, 2014
* (James B. Flaws)	Director	February 10, 2014
* (Deborah A. Henretta)	Director	February 10, 2014
* (Kurt M. Landgraf)	Director	February 10, 2014
* (Kevin J. Martin)	Director	February 10, 2014
* (Deborah D. Rieman)	Director	February 10, 2014

CORNING INCORPORATED - 2013 Form 10-K	74

Back to Contents
	* (Hansel E. Tookes II)	Director	February 10, 2014
	* (Mark S. Wrighton)	Director	February 10, 2014
*By	/s/ Lewis A. Steverson (Lewis A. Steverson, Attorney-in-fact)

CORNING INCORPORATED - 2013 Form 10-K	75

Back to Contents

Corning Incorporated 2013 Annual Report Index to Financial Statements and Financial Statement Schedules

CORNING INCORPORATED - 2013 Form 10-K	76

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans in 2013.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 10, 2014

CORNING INCORPORATED - 2013 Form 10-K	77

Back to Contents

Consolidated Statements of Income

Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2013		2012		2011
Net sales		$7,819		$8,012		$7,890
Cost of sales		4,495		4,693		4,314
Gross margin		3,324		3,319		3,576
Operating expenses:
Selling, general and administrative expenses		1,126		1,205		1,028
Research, development and engineering expenses		710		769		668
Amortization of purchased intangibles		31		19		15
Restructuring, impairment and other charges (Note 2)		67		133		129
Asbestos litigation charge (Note 7)		19		14		24
Operating income		1,371		1,179		1,712
Equity in earnings of affiliated companies (Note 7)		547		810		1,471
Interest income		8		14		19
Interest expense		(120)		(111)		(89)
Other income, net		667		83		118
Income before income taxes		2,473		1,975		3,231
Provision for income taxes (Note 6)		(512)		(339)		(414)
Net income attributable to Corning Incorporated		$1,961		$1,636		$2,817
Earnings per common share attributable to Corning Incorporated:
Basic (Note 18)		$1.35		$1.10		$1.80
Diluted (Note 18)		$1.34		$1.09		$1.78
Dividends declared per common share		$0.39		$0.32		$0.23

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED - 2013 Form 10-K	78

Back to Contents

Consolidated Statements of Comprehensive Income

Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2013		2012		2011
Net income attributable to Corning Incorporated		$1,961		$1,636		$2,817
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other		(682)		(179)		(21)
Net unrealized gains on investments		2		13		4
Unamortized gains (losses) and prior service costs for postretirement benefit plans		392		(1)		(121)
Net unrealized (losses) gains on designated hedges		(24)		47		(6)
		(312)		(120)		(144)
Comprehensive income attributable to Corning Incorporated		$1,649		$1,516		$2,673

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED - 2013 Form 10-K	79

Back to Contents

Consolidated Balance Sheets

Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2013		2012
Assets
Current assets:
Cash and cash equivalents		$4,704		$4,988
Short-term investments, at fair value (Note 3)		531		1,156
Total cash, cash equivalents and short-term investments		5,235		6,144
Trade accounts receivable, net of doubtful accounts and allowances - $28 and $26		1,253		1,302
Inventories (Note 5)		1,270		1,051
Deferred income taxes (Note 6)		278		579
Other current assets		855		619
Total current assets		8,891		9,695
Investments (Note 7)		5,537		4,915
Property, net of accumulated depreciation - $7,865 and $7,652 (Note 9)		9,801		10,625
Goodwill and other intangible assets, net (Note 10)		1,542		1,496
Deferred income taxes (Note 6)		2,234		2,343
Other assets		473		301
Total Assets		$28,478		$29,375
Liabilities and Equity
Current liabilities:
Current portion of long-term debt (Note 12)		$21		$76
Accounts payable		771		779
Other accrued liabilities (Note 11 and 14)		954		1,101
Total current liabilities		1,746		1,956
Long-term debt (Note 12)		3,272		3,382
Postretirement benefits other than pensions (Note 13)		766		930
Other liabilities (Note 11 and 14)		1,483		1,574
Total liabilities		7,267		7,842
Commitments and contingencies (Note 14)
Shareholders’ equity (Note 17):
Common stock – Par value $0.50 per share; shares authorized: 3.8 billion Shares issued: 1,661 million and 1,649 million		831		825
Additional paid-in capital		13,066		13,146
Retained earnings		11,320		9,932
Treasury stock, at cost; shares held: 262 million and 179 million		(4,099)		(2,773)
Accumulated other comprehensive income		44		356
Total Corning Incorporated shareholders’ equity		21,162		21,486
Noncontrolling interests		49		47
Total equity		21,211		21,533
Total Liabilities and Equity		$28,478		$29,375

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED - 2013 Form 10-K	80

Back to Contents

Consolidated Statements of Cash Flows

Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2013		2012		2011
Cash Flows from Operating Activities:
Net income		$1,961		$1,636		$2,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		971		978		942
Amortization of purchased intangibles		31		19		15
Restructuring, impairment and other charges		67		133		129
Loss on retirement of debt				26
Stock compensation charges		54		70		86
Undistributed earnings of affiliated companies less than (in excess of) dividends received		83		280		(651)
Deferred tax provision		189		18		121
Restructuring payments		(35)		(15)		(16)
Cash received from settlement of insurance claims						66
Employee benefit payments less than expense		52		178		114
Unrealized gains on translated earnings contracts		(367)
Changes in certain working capital items:
Trade accounts receivable		(29)		(272)		(84)
Inventories		(247)		(23)		(201)
Other current assets		34		(81)		(20)
Accounts payable and other current liabilities		(23)		189		(27)
Other, net		46		70		(102)
Net cash provided by operating activities		2,787		3,206		3,189
Cash Flows from Investing Activities:
Capital expenditures		(1,019)		(1,801)		(2,432)
Acquisitions of businesses, net of cash received		(68)		(723)		(215)
Net proceeds from sale or disposal of assets						2
Investment in unconsolidated entities		(526)		(111)
Short-term investments – acquisitions		(1,406)		(2,270)		(2,582)
Short-term investments – liquidations		2,026		2,269		3,171
Premium on purchased collars		(107)
Realized gains on translated earnings contracts		87
Other, net		9		8
Net cash used in investing activities		(1,004)		(2,628)		(2,056)
Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(71)		(26)		(24)
Proceeds from issuance of long-term debt, net		248		1,362		120
Proceeds (payments) from the settlement of interest rate swap agreements		33		(18)
Proceeds received for asset financing and related incentives, net		276
Retirements of long-term debt, net		(498)		(280)
Principal payments under capital lease obligations		(7)		(1)		(32)
Payments to acquire noncontrolling interest		(47)
Proceeds from the exercise of stock options		85		38		90
Repurchases of common stock for treasury		(1,516)		(720)		(780)
Dividends paid		(566)		(472)		(354)
Other, net				2
Net cash used in financing activities		(2,063)		(115)		(980)
Effect of exchange rates on cash		(4)		(136)		(90)
Net (decrease) increase in cash and cash equivalents		(284)		327		63
Cash and cash equivalents at beginning of year		4,988		4,661		4,598
Cash and cash equivalents at end of year		$4,704		$4,988		$4,661

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED - 2013 Form 10-K	81

Back to Contents

Consolidated Statements of Changes in Shareholders’ Equity

Corning Incorporated and Subsidiary Companies

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2010	$813	$12,865	$6,304	$(1,227)	$620	$19,375	$51	$19,426
Net income			2,817			2,817	(3)	2,814
Other comprehensive income					(144)	(144)	3	(141)
Purchase of common stock for treasury				(779)		(779)		(779)
Shares issued to benefit plans and for option exercises	5	176		(7)		174		174
Dividends on shares			(354)			(354)		(354)
Other, net				(11)		(11)		(11)
Balance, December 31, 2011	$818	$13,041	$8,767	$(2,024)	$476	$21,078	$51	$21,129
Net income			1,636			1,636	(5)	1,631
Other comprehensive income					(120)	(120)	1	(119)
Purchase of common stock for treasury				(719)		(719)		(719)
Shares issued to benefit plans and for option exercises	7	105		(1)		111		111
Dividends on shares			(472)			(472)		(472)
Other, net			1	(29)		(28)		(28)
Balance, December 31, 2012	$825	$13,146	$9,332	$(2,773)	$356	$21,486	$47	$21,533
Net income			1,961			1,961		1,961
Other comprehensive income					(312)	(312)		(312)
Purchase of common stock for treasury		(200)		(1,316)		(1,516)		(1,516)
Shares issued to benefit plans and for option exercises	6	139		(1)		144		144
Dividends on shares			(566)			(566)		(566)
Other, net		(19)	(7)	(9)		(35)	2	(33)
Balance, December 31, 2013	$831	$13,066	$11,320	$(4,099)	$44	$21,162	$49	$21,211

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED - 2013 Form 10-K	82

Back to Contents

Notes to Consolidated Financial Statements

Corning Incorporated and Subsidiary Companies

1.	Summary of Significant Accounting Policies

Organization

Corning Incorporated is a provider of high-performance glass for notebook computers, flat panel desktop monitors, LCD televisions, and other information display applications; carrier network and enterprise network products for the telecommunications industry; ceramic substrates for gasoline and diesel engines in automotive and heavy duty vehicle markets; laboratory products for the scientific community and specialized polymer products for biotechnology applications; advanced optical materials for the semiconductor industry and the scientific community; and other technologies. In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements were prepared in conformity with generally accepted accounting principles in the U.S. and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which Corning exercises control.

The equity method of accounting is used for investments in affiliated companies that are not controlled by Corning and in which our interest is generally between 20% and 50% and we have significant influence over the entity. Our share of earnings or losses of affiliated companies, in which at least 20% of the voting securities is owned and we have significant influence but not control over the entity, is included in consolidated operating results. In the fourth quarter of 2013, Corning acquired the minority interests of three shareholders in one of our affiliated companies, Samsung Corning Precision Materials, which increased Corning’s ownership percentage from 50% to 57%. Because this transaction did not result in a change in control based on the governing articles of this entity, Corning did not consolidate this entity as of December 31, 2013.

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

Employee Retirement Plans

In the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans. Previously, we recognized the actuarial gains and losses as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis. These amounts were amortized into our operating results over the average remaining service period of employees expected to receive benefits under the plan, to the extent such gains and losses were outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year. In addition, we used a calculated market-related value of plan assets for purposes of calculating the expected return on plan assets that spread asset gains and losses over a 3-year period. We have elected to recognize the change in the fair value of plan assets in full for purposes of calculating the expected return on plan assets and net actuarial gains and losses outside of the corridor in pension costs annually in the fourth quarter of each year and whenever the plan is remeasured or valuation estimates are finalized. The remaining components of pension expense are recorded on a quarterly basis. While the historical policy of recognizing pension expense was considered acceptable, we believe that the new policy is preferable as it recognizes the change in the fair value of plan assets in full for purposes of calculating the expected return on plan assets and eliminates the delay in recognition of net actuarial gains and losses outside of the corridor. We have applied these changes retrospectively, adjusting all prior periods, as if the new accounting methodology was in effect during those periods.

CORNING INCORPORATED - 2013 Form 10-K	83

Back to Contents

Following are the changes to financial statement line items as a result of the accounting methodology change for the periods presented in the accompanying consolidated financial statements:

Consolidated Statements of Income

	Year ended December 31, 2013
(in millions, except share and per share amounts)	Previous accounting method	Reported	Effect of accounting change
Cost of sales	$4,564	$4,495	$(69)
Gross margin	3,255	3,324	69
Selling, general and administrative expenses	1,161	1,126	(35)
Research, development and engineering expenses	731	710	(21)
Operating income	1,246	1,371	125
Income before income taxes	2,348	2,473	125
Provision for income taxes	(466)	(512)	(46)
Net income attributable to Corning Incorporated	$1,882	$1,961	$79
Earnings per common share attributable to Corning Incorporated – Basic	$1.30	$1.35	$0.05
Earnings per common share attributable to Corning Incorporated – Diluted	$1.29	$1.34	$0.05

	Three months ended December 31, 2013 (unaudited)
(in millions, except share and per share amounts)	Previous accounting method	Reported	Effect of accounting change
Cost of sales	$1,215	$1,186	$(29)
Gross margin	741	770	29
Selling, general and administrative expenses	351	332	(19)
Research, development and engineering expenses	178	169	(9)
Operating income	131	184	53
Income before income taxes	514	567	53
Provision for income taxes	(126)	(146)	(20)
Net income attributable to Corning Incorporated	$388	$421	$33
Earnings per common share attributable to Corning Incorporated – Basic	$0.27	$0.30	$0.03
Earnings per common share attributable to Corning Incorporated – Diluted	$0.27	$0.30	$0.03

	Year ended December 31, 2012
(in millions, except share and per share amounts)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cost of sales	$4,615	$4,693	$78
Gross margin	3,397	3,319	(78)
Selling, general and administrative expenses	1,165	1,205	40
Research, development and engineering expenses	745	769	24
Operating income	1,321	1,179	(142)
Income before income taxes	2,117	1,975	(142)
Provision for income taxes	(389)	(339)	50
Net income attributable to Corning Incorporated	$1,728	$1,636	$(92)
Earnings per common share attributable to Corning Incorporated – Basic	$1.16	$1.10	$(0.06)
Earnings per common share attributable to Corning Incorporated – Diluted	$1.15	$1.09	$(0.06)

CORNING INCORPORATED - 2013 Form 10-K	84

Back to Contents
	Three months ended December 31, 2012 (unaudited)
(in millions, except share and per share amounts)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cost of sales	$1,239	$1,348	$109
Gross margin	907	798	(109)
Selling, general and administrative expenses	301	356	55
Research, development and engineering expenses	185	219	34
Operating income	277	79	(198)
Income before income taxes	381	183	(198)
Provision for income taxes	(98)	(28)	70
Net income attributable to Corning Incorporated	$283	$155	$(128)
Earnings per common share attributable to Corning Incorporated – Basic	$0.19	$0.11	$(0.08)
Earnings per common share attributable to Corning Incorporated – Diluted	$0.19	$0.10	$(0.09)

	Year ended December 31, 2011
(in millions, except share and per share amounts)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cost of sales	$4,324	$4,314	$(10)
Gross margin	3,566	3,576	10
Selling, general and administrative expenses	1,033	1,028	(5)
Research, development and engineering expenses	671	668	(3)
Operating income	1,694	1,712	18
Income before income taxes	3,213	3,231	18
Provision for income taxes	(408)	(414)	(6)
Net income attributable to Corning Incorporated	$2,805	$2,817	$12
Earnings per common share attributable to Corning Incorporated – Basic	$1.80	$1.80
Earnings per common share attributable to Corning Incorporated – Diluted	$1.77	$1.78	$0.01

Consolidated Statements of Comprehensive Income

	Year ended December 31, 2013
(in millions)	Previous accounting method	Reported	Effect of accounting change
Net income attributable to Corning Incorporated	$1,882	$1,961	$79
Other comprehensive loss, net of tax	(240)	(312)	(72)
Comprehensive income attributable to Corning Incorporated	$1,642	$1,649	$7

CORNING INCORPORATED - 2013 Form 10-K	85

Back to Contents
	Year ended December 31, 2012
(in millions)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Net income attributable to Corning Incorporated	$1,728	$1,636	$(92)
Other comprehensive loss, net of tax	(211)	(120)	91
Comprehensive income attributable to Corning Incorporated	$1,517	$1,516	$(1)

	Year ended December 31, 2011
(in millions)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Net income attributable to Corning Incorporated	$2,805	$2,817	$12
Other comprehensive loss, net of tax	(132)	(144)	(12)
Comprehensive income attributable to Corning Incorporated	$2,673	$2,673	$0

Consolidated Balance Sheets

	December 31, 2013
(in millions)	Previous accounting method	Reported	Effect of accounting change
Retained earnings	$11,904	$11,320	$(584)
Accumulated other comprehensive (loss) income	$(540)	$44	$584

	December 31, 2012
(in millions)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Retained earnings	$10,588	$9,932	$(656)
Accumulated other comprehensive (loss) income	$(300)	$356	$656

	December 31, 2011
(in millions)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Retained earnings	$9,332	$8,767	$(565)
Accumulated other comprehensive (loss) income	$(89)	$476	$565

CORNING INCORPORATED - 2013 Form 10-K	86

Back to Contents
	December 31, 2010
(in millions)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Retained earnings	$6,881	$6,304	$(577)
Accumulated other comprehensive income	$43	$620	$577

Consolidated Statements of Cash Flows

	Year ended December 31, 2013
(in millions)	Previous accounting method	Reported	Effect of accounting change
Cash flows from operating activities:
Net income	$1,882	$1,961	$79
Deferred tax provision	$143	$189	$46
Employee benefit payments less than expense	$177	$52	$(125)

	Year ended December 31, 2012
(in millions)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cash flows from operating activities:
Net income	$1,728	$1,636	$(92)
Deferred tax provision	$68	$18	$(50)
Employee benefit payments less than expense	$36	$178	$142

	Year ended December 31, 2011
(in millions)	Previously reported (before accounting change)	Revised (after accounting change)	Effect of accounting change
Cash flows from operating activities:
Net income	$2,805	$2,817	$12
Deferred tax provision	$115	$121	$6
Employee benefit payments less than expense	$132	$114	$(18)

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

CORNING INCORPORATED - 2013 Form 10-K	87

Back to Contents

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

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):

	Years ended December 31,
	2013		2012		2011
Royalty income from Samsung Corning Precision Materials		$56		$83		$219
Foreign currency transaction and hedge gains (losses), net		500		8		(43)
Loss on retirement of debt				(26)
Foreign government subsidy		55
Other, net		56		18		(58)
Total		$667		$83		$118

Royalty income from Samsung Corning Precision Materials decreased in 2013, when compared to 2012, reflecting the decline in sales volume at Samsung Corning Precision Materials. In 2012, royalty income was significantly lower when compared to 2011, due to the reduction of the applicable royalty rate by approximately 50% beginning in December 2011.

Included in the line item Foreign currency transaction and hedge gains (losses), net, for the year ended December 31, 2013, is the impact of the purchased collars and average rate forward contracts, which hedge our exposure to movements in the Japanese yen and its impact on our net earnings. We recorded a net gain relating to the changes in the fair value of these contracts, offset slightly by the premium expense, in the amount of $435 million in the year ended December 31, 2013.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $613 million in 2013, $651 million in 2012 and $561 million in 2011.

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

Foreign subsidiary functional currency balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature, which are recorded together with translation gains and losses in other comprehensive income in shareholders’ equity. Upon sale or substantially complete liquidation of an investment in a foreign entity, the amount of net translation gains or losses that have been accumulated in other comprehensive income attributable to that investment are reported as a gain or loss for the period in which the sale or liquidation occurs.

CORNING INCORPORATED - 2013 Form 10-K	88

Back to Contents

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

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2013		2012		2011
Non-cash transactions:
Issued credit memoranda for settlement of customer receivables(1)						$28
Accruals for capital expenditures		$185		$240		$472
Cash paid for interest and income taxes:
Interest(2)		$182		$178		$140
Income taxes, net of refunds received		$469		$355		$215

(1)	Amounts represent credits applied to customer receivable balances for customers that made advance cash deposits under long-term purchase and supply agreements.

(2)	Included in this amount are approximately $35 million, $74 million and $46 million of interest costs that were capitalized as part of property, net in 2013, 2012 and 2011, respectively.

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

CORNING INCORPORATED - 2013 Form 10-K	89

Back to Contents

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

Property, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements related to accelerated depreciation arising from restructuring programs and Note 9 (Property, Net of Accumulated Depreciation) of the Consolidated Financial Statements related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill relates to and is assigned directly to a specific reporting unit. Reporting units are either operating segments or one level below the operating segment. Impairment testing for goodwill is done at a reporting unit level. Goodwill is reviewed for indicators of impairment quarterly or if an event occurs or circumstances change that indicate the carrying amount may be impaired. Corning also performs a detailed, two-step process every three years if no indicators suggest a test should be performed in the interim. We use this calculation as quantitative validation of the step-zero qualitative process; this process does not represent an election to perform the two-step process in place of the step-zero review.

CORNING INCORPORATED - 2013 Form 10-K	90

Back to Contents

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

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. When impairment indicators are present, we compare estimated undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the assets’ carrying value to determine if the asset group is recoverable. For an asset group that fails the test of recoverability, the estimated fair value of long-lived assets is determined using an “income approach” that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets, and also considers the fair market value of all precious metals. We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If there is an impairment, a loss is recorded to reflect the difference between the assets’ fair value and carrying value. Refer to Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements for more detail.

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

The effective income tax rate reflects our assessment of the ultimate outcome of tax audits. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when new information becomes available. Our liability for unrecognized tax benefits, including accrued penalties and interest, is included in other accrued liabilities and other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

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

CORNING INCORPORATED - 2013 Form 10-K	91

Back to Contents

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

All derivatives are recorded at fair value on the balance sheet. Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are not recognized in current operating results but are recorded in accumulated other comprehensive income. Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. This reclassification is recorded in the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, royalties, or cost of sales. Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by the change in the fair value of the hedged item. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings in the other income line of the consolidated statement of operations.

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other comprehensive income as part of the foreign currency translation adjustment.

CORNING INCORPORATED - 2013 Form 10-K	92

Back to Contents

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate. ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting in addition to interest rates on direct Treasury obligation of the United States government and the LIBOR. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement with co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for interim and annual periods beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required with early adoption permitted. Corning does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

2.	Restructuring, Impairment and Other Charges

2013 Activity

To better align our 2014 cost position in several of our businesses, Corning implemented a global restructuring plan within several of our segments in the fourth quarter of 2013, consisting of workforce reductions, asset disposals and write-offs, and exit costs. We recorded charges of $67 million associated with these actions, with total cash expenditures expected to be approximately $40 million. Annualized savings from these actions are estimated to be approximately $40 million and will be reflected largely in selling, general, and administrative expenses.

CORNING INCORPORATED - 2013 Form 10-K	93

Back to Contents

The following table summarizes the restructuring, impairment and other charges as of and for the year ended December 31, 2013 (in millions):

	Reserve at January 1, 2013	Net Charges/ Reversals	Non cash adjustments	Cash payments	Reserve at December 31, 2013
Restructuring:
Employee related costs	$38	$34	$(4)	$(32)	$36
Other charges (credits)	4	7		(3)	8
Total restructuring activity	$42	$41	$(4)	$(35)	$44
Impairment charges and disposal of long-lived assets		$26
Total restructuring, impairment and other charges		$67

Cash payments for employee-related and exit activity related to the 2013 corporate-wide restructuring plan are expected to be substantially completed in 2014.

The year-to-date cost of these plans for each of our reportable segments was as follows (in millions):

Operating segment	Employee-related and other charges
Display Technologies	$5
Optical Communications	13
Environmental Technologies	1
Specialty Materials	25
Life Sciences	3
Corporate and All Other	20
Total restructuring, impairment and other charges	$67

2012 Activity

Corning implemented a corporate-wide restructuring plan in the fourth quarter of 2012 due to uncertain global economic conditions, and the potential for slower growth in many of our businesses in 2013. We recorded charges of $89 million, before tax, which included costs for workforce reductions, asset write-offs and exit costs. Total cash expenditures associated with these actions are expected to be approximately $49 million. Annualized savings from these actions are estimated to be approximately $71 million and will be reflected largely in selling, general, and administrative expenses.

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

CORNING INCORPORATED - 2013 Form 10-K	94

Back to Contents

The following table summarizes the restructuring, impairment and other charges as of and for the year ended December 31, 2012 (in millions):

	Reserve at January 1, 2012	Net Charges/ Reversals	Non cash adjustments	Cash payments	Reserve at December 31, 2012
Restructuring:
Employee related costs	$2	$47	$(7)	$(4)	$38
Other charges (credits)	8	5	(5)	(4)	4
Total restructuring activity	$10	$52	$(12)	$(8)	$42
Impairment charges and disposal of long-lived assets:
Assets to be held and used			44
Assets to be disposed of			$37
Total asset impairment charges and disposals			$81
Total restructuring, impairment and other charges			$133

Cash payments for employee-related costs related to the 2012 corporate-wide restructuring plan were substantially completed in 2013. Cash payments for exit activities were substantially completed in 2012.

2011 Activity

During the fourth quarter of 2011, the Specialty Materials segment recorded an impairment charge related to certain assets used in the ion exchange process for the production of large cover glass. Although sales of Corning Gorilla Glass used in our large cover glass products increased in 2011 when compared to 2010, gross margins continued to be weak and sales volumes were significantly below our expectations in 2011 and both sales and margins were expected to be lower than forecasted in 2012. As a result, certain assets located in Japan used in the ion exchange process for the production of large cover glass were written down to estimated fair value in the fourth quarter of 2011 and an impairment loss of $130 million was recognized. This asset group includes machinery and equipment used in the ion exchange process and facilities dedicated to the ion exchange process.

The following table summarizes the restructuring, impairment and other charges as of and for the year ended December 31, 2011 (in millions):

	Reserve at January 1, 2011	Net charges/ (reversals)	Cash payments	Reserve at December 31, 2011
Restructuring:
Employee related costs	$15	$(1)	$(12)	$2
Other charges (credits)	12		(4)	8
Total restructuring activity	$27	$(1)	$(16)	$10
Impairment of long-lived asset:
Assets to be held and used		$130
Total impairment charges		$130
Total restructuring, impairment and other charges		$129

Cash payments for exit activities and employee-related costs related to the 2011 corporate-wide restructuring plan were substantially completed in 2012.

CORNING INCORPORATED - 2013 Form 10-K	95

Back to Contents

3. Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale securities (in millions):

	Amortized cost December 31,				Fair value December 31,
	2013		2012		2013		2012
Bonds, notes and other securities:
U.S. government and agencies		$530		$1,153		$531		$1,156
Total short-term investments		$530		$1,153		$531		$1,156
Asset-backed securities		$46		$51		$38		$40
Total long-term investments		$46		$51		$38		$40

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

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2013 (in millions):

Less than one year	$436
Due in 1-5 years	95
Due in 5-10 years	0
Due after 10 years(1)	38
Total	$569

(1)	Included in the maturity table is $38 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments and unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

		December 31, 2013
	Number of	12 months or greater		Total
(In millions)	securities in a loss position	Fair value	Unrealized losses(1)	Fair value	Unrealized losses
Asset-backed securities	20	$38	$(8)	$38	$(8)
Total long-term investments	20	$38	$(8)	$38	$(8)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2012
	Number of	12 months or greater		Total
(In millions)	securities in a loss position	Fair value	Unrealized losses(1)	Fair value	Unrealized losses
Asset-backed securities	22	$40	$(11)	$40	$(11)
Total long-term investments	22	$40	$(11)	$40	$(11)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of December 31, 2013 and 2012, for securities that have credit losses, an unrealized loss on other than temporary impaired securities of $6 million and $9 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled $2 billion, $2.3 billion and $3.2 billion in 2013, 2012 and 2011, respectively.

CORNING INCORPORATED - 2013 Form 10-K	96

Back to Contents

4. Significant Customers

For 2013, Corning’s sales to AU Optronics Corporation, a customer of our Display Technology segment, represented 10% of the Company’s consolidated net sales. In 2012, no customers met or exceeded 10% of Corning’s consolidated net sales. For 2011, Corning’s sales to Sharp Electronics Corporation, a customer of our Display Technologies segment, represented 10% of the Company’s consolidated net sales.

5. Inventories

Inventories comprise the following (in millions):

	December 31,
	2013		2012
Finished goods		$486		$392
Work in process		234		168
Raw materials and accessories		311		271
Supplies and packing materials		239		220
Total inventories		$1,270		$1,051

6. Income Taxes

Income before income taxes follows (in millions):

	Years ended December 31,
	2013		2012		2011
U.S. companies		$1,274		$382		$988
Non-U.S. companies		1,199		1,593		2,243
Income before income taxes		$2,473		$1,975		$3,231

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):

	Years ended December 31,
	2013		2012		2011
Current:
Federal		$3		$(4)		$(2)
State and municipal		12		3		6
Foreign		308		321		289
Deferred:
Federal		112		143		173
State and municipal		50		(8)		14
Foreign		27		(116)		(66)
Provision for income taxes		$512		$339		$414

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

CORNING INCORPORATED - 2013 Form 10-K	97

Back to Contents

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	Years ended December 31,
	2013		2012	2011
Statutory U.S. income tax rate	35.0%		35.0%	35.0%
State income tax (benefit), net of federal effect	0.6		0.2	0.1
Tax holidays(1)	(1.2)		(1.7)	(2.0)
Investment and other tax credits(2)	(2.0)		(1.1)	(0.7)
Rate difference on foreign earnings	(8.1	)(4)	(2.4)	(4.5)
Equity earnings impact(3)	(6.6)		(13.6)	(14.9)
Dividend repatriation	0.2		0.4	(0.4	)(5)
Valuation allowances	3.1	(6)	(0.1)	0.4
Other items, net	(0.3)		0.5	(0.2)
Effective income tax (benefit) rate*	20.7%		17.2%	12.8%

*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

(1)	Primarily related to a subsidiary in Taiwan operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2018). The impact of tax holidays on net income per share on a diluted basis was $0.02 in 2013, $0.02 in 2012 and $0.04 in 2011.

(2)	Primarily related to research and development credits in U.S.

(3)	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax. The decrease from 2012 – 2013 was driven by significantly lower earnings from Samsung Corning Precision Materials.

(4)	$74 million of tax benefit increase was due to $37 million expense recorded in 2012 that was reversed in the first quarter of 2013 as a result of the retroactive application of the American Taxpayer Relief Act enacted on January 3, 2013. Additional increase in the benefit was attributable to excess foreign tax credits realized in U.S.

(5)	Includes benefit of amending 2006 U.S. Federal return to claim foreign tax credits.

(6)	Primarily related to change in judgment on the realizability of Australia and certain state deferred tax assets.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2013		2012
Loss and tax credit carryforwards		$1,788		$1,923
Other Assets		63		72
Asset impairments and restructuring reserves		172		168
Postretirement medical and life benefits		290		357
Fixed assets		85		89
Other accrued liabilities		320		268
Other employee benefits		387		486
Gross deferred tax assets		3,105		3,363
Valuation allowance		(286)		(210)
Total deferred tax assets		2,819		3,153
Intangible and other assets		(321)		(246)
Total deferred tax liabilities		(321)		(246)
Net deferred tax assets		$2,498		$2,907

The net deferred tax assets are classified in our consolidated balance sheets as follows (in millions):

	December 31,
	2013		2012
Current deferred tax assets		$278		$579
Non-current deferred tax assets		2,234		2,343
Current deferred tax liabilities		(1)		(4)
Non-current deferred tax liabilities		(13)		(11)
Net deferred tax assets		$2,498		$2,907

CORNING INCORPORATED - 2013 Form 10-K	98

Back to Contents

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2013 follow (in millions):

		Expiration
	Amount	2014-2018	2019-2023	2024-2033	Indefinite
Net operating losses	$429	$86	$124		$219
Capital losses	7	7
Tax credits	1,352	169	999	$143	41
Totals as of December 31, 2013	$1,788	$262	$1,123	$143	$260

The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable. Cumulative tax benefits totaling $313 million will be recorded in additional paid-in-capital when the net operating loss and credit carry forwards are utilized and the windfall tax benefit can be realized.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss carry forwards and state tax net operating loss carry forwards, as well as other foreign net operating loss carryforwards and federal and state tax credits, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire. The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2013 and 2012 was $286 million and $210 million, respectively.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):

	2013		2012
Balance at January 1		$16		$21
Additions based on tax positions related to the current year		1		1
Additions for tax positions of prior years				2
Reductions for tax positions of prior years
Settlements and lapse of statute of limitations		(2)		(8)
Balance at December 31		$15		$16

Included in the balance at December 31, 2013 and 2012 are $7 million and $11 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. For the years ended December 31, 2013, 2012 and 2011, the amounts recognized in interest expense and income were immaterial. The amounts accrued at December 31, 2013 and 2012 for the payment of interest and penalties were not significant.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned of its U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS). The statute of limitations to audit the 2007, 2008 and 2009 U.S. federal income tax expired in 2011, 2012 and 2013, respectively. The statute for the 2005 tax return has closed except to the extent the loss generated in 2005 is utilized in future years. The statute for U.S. foreign tax and research and experimentation credit carryforwards generated through 2009 will remain open until the credits are utilized in future years.

Corning Incorporated and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years. Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2008 onward) and Taiwan (2012 onward).

CORNING INCORPORATED - 2013 Form 10-K	99

Back to Contents

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of approximately $12 million of earnings that have very low or no tax cost associated with their repatriation. Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources. As of December 31, 2013, taxes have not been provided on approximately $12.4 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

7. Investments

Investments comprise the following (in millions):

	Ownership	December 31,
	interest(1)	2013		2012
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials	57%		$3,709		$3,346
Dow Corning	50%		1,420		1,191
All other	20% to 50%		390		375
			5,519		4,912
Other investments			18		3
Total			$5,537		$4,915

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies. Corning does not control any of such entities.

CORNING INCORPORATED - 2013 Form 10-K	100

Back to Contents

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	Years ended December 31,
	2013		2012		2011
Statement of operations(2):
Net sales		$8,526		$9,957		$11,381
Gross profit		$2,655		$3,628		$5,161
Net income		$1,135		$1,541		$2,925
Corning’s equity in earnings of affiliated companies		$547		$810		$1,471
Related party transactions:
Corning sales to affiliated companies		$13		$50		$30
Corning purchases from affiliated companies		$189		$167		$138
Corning transfers of assets, at cost, to affiliated companies(1)		$37		$55		$113
Dividends received from affiliated companies		$629		$1,089		$820
Royalty income from affiliated companies		$57		$84		$221
Corning services to affiliates		$2		$24		$50

	December 31,
	2013		2012
Balance sheet(2):
Current assets		$8,416		$8,458
Noncurrent assets		$12,220		$13,457
Short-term borrowings, including current portion of long-term debt		$79		$209
Other current liabilities		$1,886		$1,985
Long-term debt		$937		$847
Other long-term liabilities		$6,502		$7,681
Non-controlling interest		$619		$708
Related party transactions:
Balances due from affiliated companies		$45		$61
Balances due to affiliated companies		$5		$37
(1)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision Materials to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision Materials at our cost basis, resulting in no revenue or gain being recognized on the transaction.

(2)	As a result of the series of strategic and financial agreements with Samsung Display entered into on October 22, 2013, certain non-operating assets of Samsung Corning Precision Materials were held for sale as of December 31, 2013 and are reported as discontinued operations in Samsung Corning Precision Materials financial statements, which are attached in Item 15, Exhibits and Financial Statement Schedules. Previous period amounts have been conformed for comparative purposes.

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

At December 31, 2013, approximately $4.7 billion of equity in undistributed earnings of equity companies was included in our retained earnings.

CORNING INCORPORATED - 2013 Form 10-K	101

Back to Contents

A discussion and summarized results of Corning’s significant affiliates at December 31, 2013 follows:

Samsung Corning Precision Materials Co., Ltd. (Samsung Corning Precision Materials)

Samsung Corning Precision Materials is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays.

Samsung Corning Precision Materials’ financial position and results of operations follow (in millions):

	Years ended December 31,
	2013		2012		2011
Statement of operations(2):
Net sales		$2,149		$2,965		$3,939
Gross profit		$1,196		$2,000		$2,887
Net income attributable to Samsung Corning Precision Materials		$649		$1,390		$2,061
Corning’s equity in earnings of Samsung Corning Precision Materials		$320		$699		$1,031
Related party transactions:
Corning sales to Samsung Corning Precision Materials		$7		$22
Corning purchases from Samsung Corning Precision Materials		$160		$126		$107
Corning transfer of machinery and equipment to Samsung Corning Precision Materials at cost(1)		$37		$55		$113
Dividends received from Samsung Corning Precision Materials		$518		$979		$492
Royalty income from Samsung Corning Precision Materials		$56		$83		$219

	December 31,
	2013		2012
Balance sheet(2):
Current assets		$3,565		$3,491
Noncurrent assets		$3,522		$3,895
Other current liabilities		$337		$405
Other long-term liabilities		$211		$253
Non-controlling interest		$10		$12

(1)	Corning purchases machinery and equipment on behalf of Samsung Corning Precision Materials to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision Materials at our cost basis, resulting in no revenue or gain being recognized on the transaction.

(2)	As a result of the series of strategic and financial agreements with Samsung Display entered into on October 22, 2013, certain non-operating assets of Samsung Corning Precision Materials were held for sale as of December 31, 2013 and are reported as discontinued operations in Samsung Corning Precision Materials financial statements, which are attached in Item 15, Exhibits and Financial Statement Schedules. Previous period amounts have been conformed for comparative purposes.

In the year ended December 31, 2013, Corning’s equity earnings were negatively impacted by $54 million as a result of higher taxes due to the partial expiration of tax holidays in Korea.

Balances due from Samsung Corning Precision Materials were $8 million at December 31, 2013. Balances due to Samsung Corning Precision Materials were $2 million at December 31, 2013. Balances due from Samsung Corning Precision Materials were $15 million at December 31, 2012. Balances due to Samsung Corning Precision Materials were $34 million at December 31, 2012.

CORNING INCORPORATED - 2013 Form 10-K	102

Back to Contents

Prior to December 2013, Corning owned 50% of Samsung Corning Precision Materials, Samsung Display Co., Ltd. owned 43% and three shareholders owned the remaining 7%. In the fourth quarter of 2013, in connection with a series of strategic and financial agreements with Samsung Display announced in October 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on Samsung Corning Precision Materials balance sheet at September 30, 2013. The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57%. Because this transaction did not result in a change in control based on the governing articles of this entity, Corning did not consolidate this entity as of December 31, 2013. On January 15, 2014, Corning completed the series of strategic and financial agreements to acquire the common shares of Samsung Corning Precision Materials previously held by Samsung Display Co., Ltd. As a result of these transactions, Corning is now the owner of 100% of the common shares of Samsung Corning Precision Materials, which we will consolidate into our results beginning in the first quarter of 2014.

In April 2011, South Korean tax authorities completed a tax audit of Samsung Corning Precision Materials. As a result, the tax authorities issued a pre-assessment of approximately $46 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009. Our first level of appeal was denied on October 5, 2011 and a formal assessment was issued. The assessment was paid in full in the fourth quarter of 2011, allowing us to continue the appeal process. Samsung Corning Precision Materials and Corning believe we will maintain our position when all available appeal remedies have been exhausted.

On December 31, 2007, Samsung Corning Precision Materials acquired all of the outstanding shares of Samsung Corning Co., Ltd. (Samsung Corning). After the transaction, Corning retained its 50% interest in Samsung Corning Precision Materials. Prior to their merger, Samsung Corning Precision Materials and Samsung Corning were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and thirteen other creditors (SGI and Creditors) for alleged breach of an agreement that approximately twenty-eight affiliates of the Samsung group (Samsung Affiliates) entered into with SGI and Creditors on August 24, 1999 (the Agreement). The lawsuit is pending in the courts of South Korea. Under the Agreement, it is alleged that the Samsung Affiliates agreed to sell certain shares of Samsung Life Insurance Co., Ltd. (SLI), which had been transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motors Inc. In the lawsuit, SGI and Creditors allege a breach of the Agreement by the Samsung Affiliates and are seeking the loss of principal (approximately $1.95 billion) for loans extended to Samsung Motors Inc., default interest and a separate amount for breach. On January 31, 2008, the Seoul District Court ordered the Samsung Affiliates: to pay approximately $1.3 billion by disposing of 2,334,045 shares of SLI less 1,165,955 shares of SLI previously sold by SGI and Creditors and paying the proceeds to SGI and Creditors; to satisfy any shortfall by participating in the purchase of equity or subordinate debentures issued by them; and pay default interest of 6% per annum. The ruling was appealed. On November 10, 2009, the Appellate Court directed the parties to attempt to resolve this matter through mediation. On January 11, 2011, the Appellate Court ordered the Samsung Affiliates to pay 600 billion won in principal and 20 billion won in delayed interest to SGI and Creditors. Samsung promptly paid those amounts, which approximated $550 million when translated to United States dollars, from a portion of an escrow account established upon completion of SLI’s initial public offering (IPO) on May 7, 2010. On February 7, 2011, the Samsung Affiliates appealed the Appellate Court’s ruling to the Supreme Court of Korea and the appeal is currently in progress. Samsung Corning Precision Materials has not contributed to any payment related to these disputes, and has concluded that no provision for loss should be reflected in its financial statements. Other than as described above, no claim in these matters has been asserted against Corning or any of its affiliates.

CORNING INCORPORATED - 2013 Form 10-K	103

Back to Contents

Dow Corning

Dow Corning is a U.S.-based manufacturer of silicone products. Corning and Dow Chemical each own half of Dow Corning.

Dow Corning’s financial position and results of operations follow (in millions):

	Years ended December 31,
	2013		2012		2011
Statement of operations:
Net sales		$5,711		$6,119		$6,427
Gross profit(1)		$1,280		$1,413		$1,989
Net income attributable to Dow Corning		$376		$181		$806
Corning’s equity in earnings of Dow Corning		$196		$90		$404
Related party transactions:
Corning purchases from Dow Corning		$22		$23		$22
Dividends received from Dow Corning		$100		$100		$310

	December 31,
	2013		2012
Balance sheet:
Current assets		$3,996		$4,117
Noncurrent assets		$8,306		$9,184
Short-term borrowings, including current portion of long-term debt		$79		$209
Other current liabilities		$1,267		$1,304
Long-term debt		$937		$844
Other long-term liabilities		$6,240		$7,371
Non-controlling interest		$606		$687
(1)	Gross profit for the year ended December 31, 2013 includes R&D cost of $248 million (2012: $281 million and 2011: $259 million) and selling expenses of $13 million (2012: $15 million and $2011: $25 million).

Beginning in the latter half of 2011, and continuing into 2012, Dow Corning began experiencing unfavorable industry conditions at Hemlock, a producer of high purity polycrystalline silicon for the semiconductor and solar industries, driven by over-capacity at all levels of the solar industry supply chain. This over-capacity led to significant declines in polycrystalline spot prices in the fourth quarter of 2011, and prices remained depressed throughout 2012. In 2013, markets stabilized, but prices remained significantly below historical levels.

Due to the conditions and uncertainties during 2012 described above, sales volume declined and production levels of certain operating assets were reduced. As a result, in the fourth quarter of 2012, Dow Corning determined that a polycrystalline silicon plant expansion previously delayed since the fourth quarter of 2011 would no longer be economically viable and made the decision to abandon this expansion activity. The abandonment resulted in an impairment charge of $57 million, before tax, for Corning’s share of the write down in the value of these construction-in-progress assets. Further, the startup of another polycrystalline silicon plant expansion that was expected to begin production in 2013 was delayed and the assets remain idled. Production will only commence when sales volumes increase to levels necessary to support the plant’s capacity. The timing for startup of this expansion is uncertain and future adverse conditions may cause Dow Corning to re-evaluate the long-term viability of the idled assets.

CORNING INCORPORATED - 2013 Form 10-K	104

Back to Contents

Additionally, during the fourth quarter of 2012, these negative events and circumstances at Dow Corning indicated that assets of Dow Corning’s polycrystalline silicon business might be impaired. In accordance with accounting guidance for impairment of long-lived assets, Dow Corning compared estimated undiscounted cash flows to the assets’ carrying value and determined that the asset group was recoverable as of December 31, 2012. Upon receiving the preliminary determination notices from MOFCOM in the third quarter of 2013, Dow Corning again evaluated whether the polycrystalline silicon assets might be impaired. The estimate of future undiscounted cash flows continued to indicate the assets were expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. Dow Corning’s estimate of cash flows might change as a result of continued pricing deterioration, ongoing oversupply in the market, or other adverse market conditions that result in non-performance by customers under long-term contracts. Corning’s share of the carrying value of this asset group is approximately $1.0 billion.

In July 2012, MOFCOM initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleged that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the U.S. and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the U.S. and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon product from the Dow Corning subsidiary into China. On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5%. On January 20, 2014, MOFCOM issued a final determination. The final determination resulted in no change to the antidumping duties, and the countervailing duties were reduced to 2.1%. The requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective on July 24, 2013 for the antidumping duties and on September 20, 2013 for the countervailing duties, adjusted for the final determination. Dow Corning will not be subject to duties for previous sales, and is evaluating possible actions in response to the final determination.

In 1995, Corning fully impaired its investment in Dow Corning after it filed for bankruptcy protection. Corning did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that Dow Corning’s emergence from bankruptcy was probable. Corning considers the $171 million difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning’s equity to be permanent.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust. As of December 31, 2013, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004. As of December 31, 2013, Dow Corning has estimated the liability to commercial creditors to be within the range of $94 million to $309 million. As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range. Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $94 million, net of applicable tax benefits. There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future. The remaining tort claims against Dow Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

CORNING INCORPORATED - 2013 Form 10-K	105

Back to Contents

Pittsburgh Corning Corporation and Asbestos Litigation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products.

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties. On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).

Under this Plan, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value. Corning has the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares. The Plan requires Corning to make: (1) one payment of $70 million one year from the date the Plan becomes effective and certain conditions are met; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

The Bankruptcy Court’s confirmation of the Plan must be affirmed by the District Court, and two objectors to the Plan have appealed the Bankruptcy Court’s confirmation of the Plan to the District Court. Assuming the District Court affirms the confirmation, that decision may be appealed. If that occurs, it could take many months for the confirmation of the Plan to be finally affirmed.

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,400 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case. When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”). The stay remains in place as of the date of this filing. Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed. These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date. As of December 31, 2013, Corning had received for these cases approximately $19 million in insurance payments related to those claims. If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning. Corning has recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $690 million at December 31, 2013, compared with an estimate of liability of $671 million at December 31, 2012. For the years ended December 31, 2013 and 2012, Corning recorded asbestos litigation expense of $19 million and $14 million, respectively. The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

Non-PCC Asbestos Cases Insurance Litigation

Several of Corning’s insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential resolutions described above. Corning is vigorously contesting these cases, and management is unable to predict the outcome of the litigation.

CORNING INCORPORATED - 2013 Form 10-K	106

Back to Contents

At December 31, 2013 and 2012, the fair value of PCE significantly exceeded its carrying value of $167 million and $149 million, respectively. There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate. PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court on April 16, 2000. At that time, Corning determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired. As a result, we reduced our investment in PCC to zero.

8. Acquisition

On January 15, 2014, Corning completed a series of strategic and financial agreements with Samsung Display, previously announced on October 22, 2013, to acquire the remaining 50% of the common shares of Samsung Corning Precision Materials. As a result of these transactions, Corning is the owner of 100% of the common shares of Samsung Corning Precision Materials. We have not completed our accounting for the acquisition by the date of the filing of our 2013 Form 10-K, and, therefore, have not included detailed disclosure in this note. Refer to Note 21 (Subsequent Events) for additional details on the transaction.

There were no significant acquisitions for the year ended December 31, 2013.

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

The purchase price of the acquisition was allocated to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill on the basis of fair value as follows (in millions):

Inventory and other current assets	$74
Fixed Assets	81
Other intangible assets	279
Net tangible and intangible assets	$434
Purchase price	739
Goodwill(1)	$305

(1)	The goodwill recognized is deductible for U.S. income tax purposes. The goodwill was allocated to the Life Sciences segment.

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

9. Property, Net of Accumulated Depreciation

Property, net follows (in millions):

	December 31,
	2013		2012
Land		$121		$112
Buildings		4,175		4,324
Equipment		12,286		12,571
Construction in progress		1,084		1,270
		17,666		18,277
Accumulated depreciation		(7,865)		(7,652)
Total		$9,801		$10,625

Approximately $35 million, $74 million and $46 million of interest costs were capitalized as part of property, net in 2013, 2012 and 2011, respectively.

CORNING INCORPORATED - 2013 Form 10-K	107

Back to Contents

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. At December 31, 2013 and 2012, the recorded value of precious metals totaled $2.2 billion and $2.4 billion, respectively. Depletion expense related to the years ended December 31, 2013, 2012 and 2011 totaled $20 million, $20 million and $21 million, respectively.

During the fourth quarter of 2012, the Specialty Materials segment recorded an impairment charge of $44 million related to certain assets located in Japan used in the ion exchange process for the production of large cover glass. The large cover glass impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their relative fair market values as of the date of impairment. As a result of the impairment, assets included in the category of equipment decreased by approximately $44 million.

10. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2013 and 2012 are as follows (in millions):

	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	Total
Balance at December 31, 2011	$209	$9	$150	$296	$664
Acquired goodwill(1)				310	310
Balance at December 31, 2012	$209	$9	$150	$606	$974
Acquired goodwill(2)	32				32
Measurement period adjustment(1)				(4)	(4)
Foreign currency translation adjustment	(1)			1
Balance at December 31, 2013	$240	$9	$150	$603	$1,002

(1)	The Company recorded the acquisition of the Discovery Labware business of Becton Dickinson and Company in the fourth quarter of 2012. In the second quarter of 2013, Corning recorded measurement period adjustments. Refer to Note 8 (Acquisition) to the Consolidated Financial Statements for additional information.

(2)	The company recorded a small acquisition and consolidated an equity company due to a change in control in the second quarter of 2013.

Corning’s gross goodwill balance for the fiscal years ended December 31, 2013 and 2012 were $7.5 billion and $7.4 billion, respectively. Accumulated impairment losses were $6.5 billion for the fiscal years ended December 31, 2013 and 2012, respectively, and were generated entirely through goodwill impairments related to the Optical Communications segment.

Other Intangible Assets

Other intangible assets follow (in millions):

	December 31,
	2013			2012
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks & trade names	$290	$138	$152	$282	$128	$154
Customer list and other	436	48	388	394	26	368
Total	$726	$186	$540	$676	$154	$522

Amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments. The net carrying amount of intangible assets increased $18 million during the year ended December 31, 2013, primarily due to a small acquisition completed in the second quarter of 2013, and the consolidation of an equity company due to a change in control. This was offset by amortization of $31 million and foreign currency translation adjustments of $6 million.

Amortization expense related to these intangible assets is estimated to be $32 million annually from 2014 to 2018.

CORNING INCORPORATED - 2013 Form 10-K	108

Back to Contents

11. Other Liabilities

Other accrued liabilities follow (in millions):

	December 31,
	2013		2012
Current liabilities:
Wages and employee benefits		$445		$460
Income taxes		139		282
Other current liabilities		370		359
Other accrued liabilities		$954		$1,101
Non-current liabilities:
Asbestos litigation		$690		$671
Other non-current liabilities		793		903
Other liabilities		$1,483		$1,574

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

The Amended PCC Plan does not include certain non-PCC asbestos claims that may be or have been raised against Corning. Corning has recorded in its estimated asbestos litigation liability an additional $150 million for the approximately 9,700 current non-PCC cases alleging injuries from asbestos, and for any future non-PCC cases. The liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court. The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years. The amount may need to be adjusted in future periods as more data becomes available. Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information on the asbestos litigation.

CORNING INCORPORATED - 2013 Form 10-K	109

Back to Contents

12. Debt

	December 31,
(In millions)	2013		2012
Current portion of long-term debt		$21		$76
Long term debt
Debentures, 6.75%, due 2013				$49
Debentures, 8.875%, due 2016		$67		68
Debentures, 1.45%, due 2017		250		249
Debentures, 6.625%, due 2019		238		250
Debentures, 4.25%, due 2020		276		297
Debentures, 8.875%, due 2021		70		71
Debentures, 3.70%, due 2023		249
Medium-term notes, average rate 7.66%, due through 2023		45		45
Debentures, 7.00%, due 2024		99		99
Debentures, 6.85%, due 2029		172		173
Debentures, callable, 7.25%, due 2036		249		249
Debentures, 4.70%, due 2037		250		250
Debentures, 5.75%, due 2040		398		398
Debentures, 4.75%, due 2042		499		500
Other, average rate 6.00%, due through 2042		431		760
Total long term debt		3,293		3,458
Less current portion of long-term debt		21		76
Long-term debt		$3,272		$3,382

At December 31, 2013 and 2012, the weighted-average interest rate on current portion of long-term debt was 2.6% and 5.3%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.5 billion at December 31, 2013 and $3.7 billion at December 31, 2012. The measurement of the fair value of long term debt was determined using Level 2 inputs.

The following table shows debt maturities by year at December 31, 2013 (in millions)*:

2014		2015		2016		2017		2018		Thereafter
	$21		$9		$72		$257		$3		$2,940

*	Excludes interest rate swap gains and bond discounts.

CORNING INCORPORATED - 2013 Form 10-K	110

Back to Contents

Debt Issuances and Retirements

2013

•	In the first quarter of 2013, we amended and restated our existing revolving credit facility. The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018. The facility includes a leverage test (debt to capital ratio) financial covenant. As of December 31, 2013, we were in compliance with this covenant. The proceeds of this credit facility may be used for general corporate purposes, including support for our commercial paper program.

•	In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion. The total amount repaid was approximately $500 million. Upon repayment, this facility was terminated.

•	In the second quarter of 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion. Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes. The maturities of the notes will vary, but may not exceed 390 days from the date of issue. The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance. The Company’s $1 billion revolving credit facility is available to support obligations under the commercial paper program, if needed. At December 31, 2013, we did not have any outstanding commercial paper.

•	In the fourth quarter of 2013, we issued $250 million of 3.70% senior unsecured notes that mature on November 15, 2023. The net proceeds of approximately $248 million were used for general corporate purposes.

•	In the fourth quarter of 2013, we recorded a financing obligation in the approximate amount of $230 million for a new LCD glass substrate facility in China.

2012

•	In the first quarter of 2012, we issued $500 million of 4.75% senior unsecured notes that mature on March 15, 2042 and $250 million of 4.70% senior unsecured notes that mature on March 15, 2037. The net proceeds of $742 million were used for general corporate purposes.

•	In the fourth quarter of 2012, we completed the following debt-related transactions:

–	We issued $250 million of 1.45% senior unsecured notes that mature on November 15, 2017. The net proceeds of $248 million from the offering were used for general corporate purposes.

–	We repurchased $13 million of our 8.875% senior unsecured notes due 2021, $11 million of our 8.875% senior unsecured notes due 2016, and $51 million of our 6.75% senior unsecured notes due 2013. Additionally, we redeemed $100 million of our 5.90% senior unsecured notes due 2014 and $74 million of our 6.20% senior unsecured notes due 2016. We recognized a pre-tax loss of $26 million upon the early redemption of these notes.

•	In 2012, we borrowed the equivalent of approximately $377 million from a Chinese Renminbi credit facility that a wholly-owned subsidiary entered into in the second quarter of 2011.

2011

•	In the second quarter of 2011, a wholly-owned subsidiary entered into a credit facility that allows Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion, or approximately $642 million when translated to United States Dollars. Corning was able to request advances during the eighteen month period beginning on June 30, 2011 (the “Availability Period”). The time period for Corning to draw under the RMB facility expired at the end of 2012. Our financing agreement requires us to repay the aggregate principal amount and accrued interest outstanding at the end of the Availability Period in six installments, with the final payment due in August 2016, five years from the date of the first advance. Corning also has the right to repay this loan in full at pre-determined dates with no pre-payment penalty. In 2011, Corning borrowed approximately $120 million under this credit facility.

CORNING INCORPORATED - 2013 Form 10-K	111

Back to Contents

13. Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets. In 2013, we did not contribute to our domestic defined benefit pension plan and contributed $5 million to our international pension plans. In 2012, we made voluntary cash contributions of $75 million to our domestic defined benefit pension plan and $30 million to our international pension plans. Although we will not be subject to any mandatory contributions in 2014, we anticipate making voluntary cash contributions of up to $85 million to our U.S. pension plan and up to $8 million to our international pension plans in 2014.

As discussed in Note 1 to the financial statements, in the first quarter of 2013, we elected to change our method of recognizing actuarial gains and losses for our defined benefit pension plans. We did not make this change in accounting for our OPEB plans, and continue to defer all actuarial gains and losses and amortize those amounts outside of the corridor over future periods.

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

CORNING INCORPORATED - 2013 Form 10-K	112

Back to Contents

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follows (in millions):

	Pension benefits				Postretirement benefits
December 31,	2013		2012		2013		2012
Change in benefit obligation
Benefit obligation at beginning of year		$3,630		$3,224		$987		$957
Service cost		70		62		13		13
Interest cost		131		154		39		45
Plan participants’ contributions		1		1		14		12
Amendments				3		(4)
Actuarial loss (gain)		(362)		409		(178)		20
Other		2		5		5		1
Benefits paid		(177)		(239)		(61)		(66)
Medicare subsidy received						1		5
Foreign currency translation		5		11		(1)
Benefit obligation at end of year		$3,300		$3,630		$815		$987
Change in plan assets
Fair value of plan assets at beginning of year		$2,975		$2,770
Actual gain on plan assets		71		309
Employer contributions		20		122
Plan participants’ contributions		1		1
Benefits paid		(177)		(239)
Foreign currency translation		6		12
Fair value of plan assets at end of year		$2,896		$2,975
Funded status at end of year
Fair value of plan assets		$2,896		$2,975
Benefit obligations		(3,300)		(3,630)		$(815)		$(987)
Funded status of plans		$(404)		$(655)		$(815)		$(987)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset		$23		$14
Current liability		(15)		(31)		$(49)		$(57)
Noncurrent liability		(412)		(638)		(766)		(930)
Recognized liability		$(404)		$(655)		$(815)		$(987)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss(1)		$132		$363		$82		$274
Prior service cost (credit)		21		25		(29)		(29)
Amount recognized at end of year(1)		$153		$388		$53		$245

(1)	Amounts for prior years were revised for the change in our method of recognizing pension expense. See Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the year ended December 31, 2012.

The accumulated benefit obligation for defined benefit pension plans was $3.2 billion and $3.5 billion at December 31, 2013 and 2012, respectively.

CORNING INCORPORATED - 2013 Form 10-K	113

Back to Contents

The following information is presented for pension plans where the projected benefit obligation and the accumulated benefit obligation as of December 31, 2013 and 2012 exceeded the fair value of plan assets (in millions):

	December 31,
	2013		2012
Projected benefit obligation		$447		$3,371
Accumulated benefit obligation		$417		$3,196
Fair value of plan assets		$20		$2,702

In 2013, the fair value of plan assets exceeded the accumulated benefit obligation for the United States and the United Kingdom pension plans.

The components of net periodic benefit expense for our employee retirement plans follow (in millions):

	Pension benefits						Postretirement benefits
	2013		2012		2011		2013		2012		2011
Service cost		$70		$62		$53		$13		$13		$13
Interest cost		131		154		156		39		45		49
Expected return on plan assets(1)		(169)		(161)		(167)
Amortization of net loss(1)								15		15		18
Amortization of prior service cost (credit)		5		8		9		(6)		(6)		(6)
Recognition of actuarial (gain) loss(1)		(30)		217		64
Total net periodic benefit expense(1)		$7		$280		$115		$61		$67		$74
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)		$(264)		$257		$107		$(178)		$20		$(31)
Recognition of actuarial gain (loss)(1)		30		(217)		(64)
Amortization of actuarial loss(1)								(15)		(16)		(18)
Current year prior service (credit)/loss				3		3		(5)
Amortization of prior service (cost) credit		(5)		(8)		(9)		6		6		6
Total recognized in other comprehensive (income) loss(1)		$(239)		$35		$37		$(192)		$10		$(43)
Total recognized in net periodic benefit cost and other comprehensive (income) loss(1)		$(232)		$315		$152		$(131)		$77		$31

(1)	Amounts for prior years were revised for the change in our method of recognizing pension expense. See Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change for the years ended December 31, 2012 and 2011.

The Company expects to recognize $4 million of net prior service cost as components of net periodic pension cost in 2014 for its defined benefit pension plans. The Company expects to recognize $1 million of net loss and $6 million of net prior service credit as components of net periodic postretirement benefit cost in 2014.

Corning uses a hypothetical yield curve and associated spot rate curve to discount the plan’s projected benefit payments. Once the present value of projected benefit payments is calculated, the suggested discount rate is equal to the level rate that results in the same present value. The yield curve is based on actual high-quality corporate bonds across the full maturity spectrum, which also includes private placements as well as Eurobonds that are denominated in U.S. currency. The curve is developed from yields on approximately 350-375 bonds from four grading sources, Moody’s, S&P, Fitch and the Dominion Bond Rating Service. A bond will be included if at least half of the grades from these sources are Aa, non-callable bonds. The very highest 10% yields and the lowest 40% yields are excluded from the curve to eliminate outliers in the bond population.

CORNING INCORPORATED - 2013 Form 10-K	114

Back to Contents

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension benefits						Postretirement benefits
	Domestic			International			Domestic
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.75%	3.75%	4.75%	4.08%	4.48%	4.40%	4.75%	4.00%	4.75%
Rate of compensation increase	4.00%	4.00%	4.25%	3.85%	3.45%	3.44%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension benefits						Postretirement benefits
	Domestic			International			Domestic
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.75%	4.75%	5.25%	4.48%	4.40%	4.75%	4.00%	4.75%	5.25%
Expected return on plan assets	6.00%	6.00%	6.50%	3.73%	6.01%	5.59%
Rate of compensation increase	4.00%	4.25%	4.25%	3.45%	3.44%	4.35%

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes. Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2013	2012
Health care cost trend rate assumed for next year	7%	7.5%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage- point increase	One-percentage- point decrease
Effect on annual total of service and interest cost	$3	$(3)
Effect on postretirement benefit obligation	$54	$(45)

Plan Assets

Corning’s expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the projected benefit obligation. We based this rate on asset/liability forecast modeling, which is based on our current asset allocation, the return and standard deviation for each asset class, current market conditions and transitions from current conditions to long-term returns.

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

CORNING INCORPORATED - 2013 Form 10-K	115

Back to Contents

The following tables provide fair value measurement information for the Company’s major categories of defined benefit plan assets:

		Fair value measurements at reporting date using
(in millions)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$331	$216	$115
International companies	316	118	198
Fixed income:
U.S. corporate bonds	1,538	142	1,396
International fixed income	245	185	60
Other fixed income
Private equity(1)	207			$207
Real estate(2)	93			93
Insurance contracts	6			6
Cash equivalents	60	60
Commodities(3)	100		100
Total	$2,896	$721	$1,869	$306

(1)	This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.

(2)	This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S. The inputs are valued by internally generated Discounted Cash Flow Analysis; comparable sale analysis and periodic external appraisals.

(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

		Fair value measurements at reporting date using
(in millions)	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$313	$185	$128
International companies	314	96	218
Fixed income:
U.S. corporate bonds	1,624	151	1,473
International fixed income	245	182	63
Other fixed income
Private equity(1)	221			$221
Real estate(2)	103			103
Insurance contracts	6			6
Cash equivalents	57	57
Commodities(3)	92		92
Total	$2,975	$671	$1,974	$330

(1)	This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in U.S. companies. The inputs are valued by internally generated Discounted Cash Flow Analysis and comparable sale analysis.

(2)	This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S. The inputs are valued by internally generated Discounted Cash Flow Analysis; comparable sale analysis and periodic external appraisals.

(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

CORNING INCORPORATED - 2013 Form 10-K	116

Back to Contents

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2013 and 2012:

	Level 3 assets
	Year ended December 2013
(in millions)	Private equity	Real estate	Insurance contracts
Beginning balance at December 31, 2012	$221	$103	$6
Actual return on plan assets relating to assets still held at the reporting date	25	9
Transfers in and/or out of level 3	(39)	(19)
Ending balance at December 31, 2013	$207	$93	$6

	Level 3 assets
	Year ended December 2012
(in millions)	Private equity	Real estate	Insurance contracts
Beginning balance at December 31, 2011	$241	$91	$5
Actual return on plan assets relating to assets still held at the reporting date	26	11
Transfers in and/or out of level 3	(46)	1	1
Ending balance at December 31, 2012	$221	$103	$6

Credit Risk

59% of plan assets are invested in long duration bonds. The average rating for these bonds is A. These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for asset-backed securities) would result in a decline in the value of the bonds. These bonds are also subject to default risk.

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

At December 31, 2013 and 2012, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data

We anticipate making voluntary cash contributions of approximately $93 million to our domestic and international defined benefit plans in 2014.

The following reflects the gross benefit payments that are expected to be paid for the domestic and international plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected benefit payments		Expected federal subsidy payments
	Pension benefits	Postretirement benefits	postretirement benefits
2014	$193	$48	$3
2015	$214	$50	$3
2016	$199	$50	$3
2017	$203	$50	$3
2018	$207	$50	$3
2019-2023	$1,138	$245	$19

CORNING INCORPORATED - 2013 Form 10-K	117

Back to Contents

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $63 million, $50 million and $44 million for the years ended December 31, 2013, 2012 and 2011, respectively.

14. Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$51	$24	$5	$1	$21
Credit facilities for equity companies	25	25
Stand-by letters of credit(1)	61	54	3	1	3
Loan guarantees	14				14
Subtotal of commitment expirations per period	$151	$103	$8	$2	$38
Purchase obligations(6)	$126	$67	$39	$13	$7
Capital expenditure obligations(2)	185	185
Total debt(3)	2,890	14	66	249	2,561
Interest on long-term debt(4)	2,602	151	299	286	1,866
Capital leases and financing obligations(3)	412	7	15	11	379
Imputed interest on capital leases and financing obligations	295	20	39	38	198
Minimum rental commitments	277	54	80	53	90
Uncertain tax positions(5)	3	1	2
Subtotal of contractual obligation payments due by period	6,790	499	540	650	5,101
Total commitments and contingencies	$6,941	$602	$548	$652	$5,139

(1)	At December 31, 2013, $41 million of the $61 million was included in other accrued liabilities on our consolidated balance sheets.

(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.

(3)	Total debt above is stated at maturity value, and excludes interest rate swap gains and bond discounts.

(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.

(5)	At December 31, 2013, $5 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $2 million of that amount will become payable.

(6)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.

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

In the fourth quarter of 2013, we recorded a financing obligation in the approximate amount of $230 million for a new LCD glass substrate facility in China.

We have agreed to provide up to a $25 million credit facility to Dow Corning. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan.

We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

CORNING INCORPORATED - 2013 Form 10-K	118

Back to Contents

Minimum rental commitments under leases outstanding at December 31, 2013 follow (in millions):

2014		2015		2016		2017		2018		2019 and thereafter
	$54		$44		$36		$27		$26	$90

Total rental expense was $85 million for 2013, $80 million for 2012 and $84 million for 2011.

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):

	2013		2012
Balance at January 1		$6		$23
Adjustments for warranties issued for current year sales		7		3
Adjustments for warranties related to prior year sales		(3)		(20)
Settlements made during the current year		(1)
Balance at December 31		$9		$6

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At December 31, 2013 and December 31, 2012, Corning had accrued approximately $15 million (undiscounted) and $21 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2013, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

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

Our most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese Renminbi, and the Euro. We seek to mitigate the impact of exchange rate movements in our income statement by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts typically with durations of 36 months or less. In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.

CORNING INCORPORATED - 2013 Form 10-K	119

Back to Contents

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

Cash Flow Hedges

Our cash flow hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. Our cash flow hedging activity also uses interest rate swaps to reduce the risk of increases in benchmark interest rates on the probable issuance of debt and associated interest payments. Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively. Through December 31, 2013, the hedge ineffectiveness related to these instruments is not material. Corning defers net gains and losses related to effective portion of cash flow hedges into accumulated other comprehensive (loss) income on the consolidated balance sheet until such time as the hedged item impacts earnings. At December 31, 2013, the amount of net gain expected to be reclassified into earnings within the next 12 months is $5 million.

Fair Value Hedges

In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively. The analysis excludes the impact of credit risk from the assessment of hedge effectiveness. The amount recorded in current period earnings in the other income, net component, relative to ineffectiveness, is nominal for the year ended December 31, 2013. There were no outstanding fair value hedges in 2012 or 2011.

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

The Company also uses these types of contracts to reduce the potential for unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of translated earnings. With a purchased collar structure, the Company writes a local currency call option and purchases a local currency put option. The purchased collars offset the impact of translated earnings above the put price and below the call strike price and that offset is reported in other income, net. The Company entered into a series of purchased collars, settling quarterly, to hedge the effect of translation impact for each respective quarter, and span up to the fourth quarter of 2014. Due to the nature of the instruments, only either the put option or the call option can be exercised at maturity. As of December 31, 2013, the U.S. dollar net notional value of the purchased collars is $3 billion. The Company entered into a series of average rate forwards with no associated premium, which will partially hedge the impact of Japanese yen translation on the Company’s projected 2015 net income. These forwards have a notional value of $0.9 billion and will settle net without obligation to deliver Japanese yen.

The Company benefits from the increase in the U.S. dollar equivalent value of its foreign currency earnings in translation. The purchased collar, within other income, would cap the benefit at the strike price of the written call or offset the decline from translation above the strike price of the purchased put.

CORNING INCORPORATED - 2013 Form 10-K	120

Back to Contents

The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet. Changes in the fair value of the derivative contracts are recorded currently in earnings in the other income line of the Consolidated Statement of Operations.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for December 31, 2013 and December 31, 2012 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet	Fair value		Balance sheet	Fair value
	2013	2012	location	2013	2012	location	2013	2012
Derivatives designated as hedging instruments
Foreign exchange contracts	$433	$719	Other current assets	$8	$57	Other accrued liabilities	$(3)	$(3)
Interest rate contracts	$550	$550				Other liabilities	$(28)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$804	$1,939	Other current assets	$20	$109	Other accrued liabilities	$(3)	$(10)
Translated earnings contracts	$6,826		Other current assets	$344		Other accrued liabilities	$(3)
			Other assets	$90		Other liabilities
Total derivatives	$8,613	$3,208		$462	$166		$(37)	$(13)

CORNING INCORPORATED - 2013 Form 10-K	121

Back to Contents

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
Derivatives in hedging	Gain/(loss) recognized in other comprehensive income (OCI)(2)			Location of gain/ (loss) reclassified from accumulated OCI into income effective/	Gain/(loss) reclassified from accumulated OCI into income ineffective/effective(1)
relationships	2013	2012	2011	ineffective	2013	2012	2011
Cash flow hedges
				Net sales		$1
Interest rate hedge	$33	$15	$(33)	Cost of sales	$38	$16	$(12)
Foreign exchange contracts	$56	$85	$(28)	Other income, net	$91	$11	$(42)
Total cash flow hedges	$89	$100	$(61)		$129	$28	$(54)

		Gain (loss) recognized in income(2)
Undesignated derivatives	Location	2013		2012		2011
Foreign exchange contracts – balance sheet	Other income, net		$100		$82		$137
Foreign exchange contracts – loans	Other income, net		$87		$141		$(252)
Translated earnings contracts	Other income, net		$435
Total undesignated			$622		$223		$(115)

(1)	The amount of hedge ineffectiveness for the year ended December 31, 2013 was $24 million related to interest rate swaps settled in the fourth quarter. The amount of ineffectiveness for 2012 and 2011 was insignificant.
(2)	Certain amounts for prior periods were reclassified to conform to the current presentation. The gain (loss) on foreign exchange contracts is now disclosed in two categories, Foreign exchange contracts – balance sheet, and Foreign exchange contracts – loans.

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available. As of December 31, 2013 and 2012, the Company did not have any financial assets or liabilities that were measured on a recurring basis using unobservable (or Level 3) inputs.

CORNING INCORPORATED - 2013 Form 10-K	122

Back to Contents

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

		Fair value measurements at reporting date using
(in millions)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Short-term investments	$531	$531
Other current assets(1)	$372		$372
Non-current assets:
Other assets(2)	$128		$128
Current liabilities:
Other accrued liabilities(1)	$9		$9
Non-current liabilities:
Other liabilities(1)	$28		$28

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

		Fair value measurements at reporting date using
(in millions)	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Short-term investments	$1,156	$1,156
Other current assets(1)	$166		$166
Non-current assets:
Other assets(2)	$40		$40
Current liabilities:
Other current liabilities(1)	$13		$13

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the years ended December 31, 2013 and 2012.

Long-lived assets held and used related to certain assets used in the ion exchange process for the production of large cover glass, with a carrying amount of $82 million at December 31, 2012, were written down to their fair value of $38 million, resulting in an impairment charge of $44 million in 2012. The impairment charge was determined using a market value approach to fair value the asset base after indicators of impairment were identified. The valuation methodology determined fair value by comparing market transactions of similar assets as well as an evaluation of the fair value of the underlying assets through the application of the cost approach and income approach. The cost approach determines current replacement cost adjusted for physical deterioration and the income approach starts with the forecasts of all expected future cash flows including the eventual disposition at market value of the long-lived assets and applies a risk adjusted discount rate. The key assumptions used in these approaches, which requires significant management judgment, include business assumptions, growth rate, terminal value, physical deterioration, and discount rate. The Company believes its current assumptions and estimates of the impairment are reasonable.

CORNING INCORPORATED - 2013 Form 10-K	123

Back to Contents

17. Shareholders’ Equity

The following table presents changes in capital stock for the period from January 1, 2011 to December 31, 2013 (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost
Balance at December 31, 2010	1,626	$813	(65)	$(1,227)
Shares issued to benefit plans and for option exercises	10	5		(7)
Shares purchased for treasury			(55)	(779)
Other, net			(1)	(11)
Balance at December 31, 2011	1,636	$818	(121)	$(2,024)
Shares issued to benefit plans and for option exercises	13	7		(1)
Shares purchased for treasury			(56)	(719)
Other, net			(2)	(29)
Balance at December 31, 2012	1,649	$825	(179)	$(2,773)
Shares issued to benefit plans and for option exercises	12	6		(1)
Shares purchased for treasury			(82)	(1,316)
Other, net			(1)	(9)
Balance at December 31, 2013	1,661	$831	(262)	$(4,099)

On October 31, 2013, as part of the previously authorized share repurchase program announced on April 24, 2013, Corning entered into an accelerated share repurchase (“ASR”) agreement with JP Morgan Chase Bank, National Association, London Branch (“JPMC”). Under the ASR, Corning agreed to purchase $1 billion of its common stock, in total, with an initial delivery by JPMC of 47.1 million shares based on the current market price, and payment of $1 billion made by Corning to JPMC. The payment to JPMC was recorded as a reduction to shareholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 47.1 million shares received upon execution, and a $200 million decrease in other-paid-in capital, which reflects the value of the stock held back by JPMC pending final settlement. On January 28, 2014, the ASR was completed. Corning received an additional 10.5 million shares on January 31, 2014 to settle the ASR. In total, Corning purchased 57.6 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR, less a discount.

In addition to the ASR, during 2013, we repurchased 35 million shares of common stock on the open market for approximately $500 million as part of the share repurchase program announced on April 24, 2013. During 2012 and 2011, we repurchased 56 million and 55 million shares of common stock on the open market for $719 million and $779 million, respectively, as part of the share repurchase program announced on October 5, 2011.

CORNING INCORPORATED - 2013 Form 10-K	124

Back to Contents

Accumulated Other Comprehensive Income

A summary of changes in the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investee’s accumulated other comprehensive income (loss), is as follows (in millions)(1):

	Foreign currency translation adjustment and other	Unamortized actuarial losses and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$1,374	$(698)	$(33)	$(23)	$620
Other comprehensive income before reclassifications(2)	144	(53)	(2)	(38)	51
Amounts reclassified from accumulated other comprehensive income(3)	3	54		34	91
Equity method affiliates(4)	(168)	(122)	6	(2)	(286)
Net current-period other comprehensive income (loss)	(21)	(121)	4	(6)	(144)
Balance at December 31, 2011	$1,353	$(819)	$(29)	$(29)	$476
Other comprehensive income before reclassifications(5)	$(439)	$(181)	$11	$63	$(546)
Amounts reclassified from accumulated other comprehensive income(3)	(52)	149	(6)	(18)	73
Equity method affiliates(4)	312	31	8	2	353
Net current-period other comprehensive income (loss)	(179)	(1)	13	47	(120)
Balance at December 31, 2012	$1,174	$(820)	$(16)	$18	$356
Other comprehensive income before reclassifications(6)	$(756)	$283	$1	$56	$(416)
Amounts reclassified from accumulated other comprehensive income(3)		(10)	(1)	(81)	(92)
Equity method affiliates(4)	74	119	2	1	196
Net current-period other comprehensive income (loss)	(682)	392	2	(24)	(312)
Balance at December 31, 2013	$492	$(428)	$(14)	$(6)	$44

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Amounts are net of total tax benefit of $49 million, including $23 million related to the hedges component and $26 million related to the retirement plans component.
(3)	Tax effects of reclassifications are disclosed separately in this Note 17.
(4)	Tax effects related to equity method affiliates are not significant.
(5)	Amounts are net of total tax benefit of $56 million, including $(37) million related to the hedges component, $99 million related to the retirement plans component and $(6) million related to the investments component.
(6)	Amounts are net of total tax expense of $(197) million, including $(33) million related to the hedges component and $(164) million related to the retirement plans component.

CORNING INCORPORATED - 2013 Form 10-K	125

Back to Contents

(in millions)

Reclassifications Out of Accumulated Other Comprehensive Income (AOCI) by Component(1)
	Amount reclassified from AOCI						Affected line item in the consolidated statements of income
	Years ended December 31,
Details about AOCI Components	2013		2012		2011
Foreign currency translation adjustment				$52		$(3)	Other income, net
				52		(3)	Net of tax
Amortization of net actuarial loss		$15		$(233)		$(82)	(2)
Amortization of prior service cost		1		(2)		(3)	(2)
		16		(235)		(85)	Total before tax
		(6)		86		31	Tax benefit
		$10		$(149)		$(54)	Net of tax
Realized gains on investments		$1		$10			Other income, net
				(4)			Tax expense
		$1		$6			Net of tax
Realized gains on designated hedges				$1			Sales
		$38		16		$(12)	Cost of sales
		91		11		(42)	Other income, net
		129		28		(54)	Total before tax
		(48)		(10)		20	Tax (expense) benefit
		$81		$18		$(34)	Net of tax
Total reclassifications for the period		$92		$(73)		$(91)	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.

(2)	These accumulated other comprehensive income components are included in net periodic pension cost. See Note 13 – Employee Retirement Plans for additional details.

18. Earnings Per Common Share

Basic earnings per common share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share assumes the issuance of common shares for all potentially dilutive securities outstanding.

CORNING INCORpORated - 2013 Form 10-K	126

Back to Contents

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):

	Years ended December 31,
	2013			2012			2011
	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount	Net income attributable to Corning Incorporated	Weighted- average shares	Per share amount
Basic earnings per common share	$1,961	1,452	$1.35	$1,636	1,494	$1.10	$2,817	1,562	$1.80
Effect of dilutive securities:
Employee stock options and awards		10			12			21
Diluted earnings per common share	$1,961	1,462	$1.34	$1,636	1,506	$1.09	$2,817	1,583	$1.78

The following potential common shares were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive (in millions):

	Years ended December 31,
	2013	2012	2011
Potential common shares excluded from the calculation of diluted earnings per share:
Employee stock options and awards	39	43	29
Accelerated share repurchase forward contract	3
Total	42	43	29

19. Share-based Compensation

Stock Compensation Plans

We maintain long-term incentive plans (the Plans) for key team members and non-employee members of our Board of Directors. The Plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). At December 31, 2013, there were approximately 78 million unissued common shares available for future grants under the Plans.

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

Total share-based compensation cost of $54 million, $70 million and $86 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, respectively.

CORNING INCORpORated - 2013 Form 10-K	127

Back to Contents

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning options outstanding including the related transactions under the stock option plans for the year ended December 31, 2013:

	Number of shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2012	64,061	$16.63
Granted	4,430	14.34
Exercised	(9,597)	9.02
Forfeited and expired	(1,755)	13.58
Options outstanding as of December 31, 2013	57,139	17.83	4.89	$145,129
Options expected to vest as of December 31, 2013	56,956	17.84	4.89	144,379
Options exercisable as of December 31, 2013	43,523	18.87	3.82	94,824

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2013, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of “in-the-money” options exercisable on December 31, 2013, was approximately 14 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2013, 2012 and 2011 was $5.02, $4.95 and $9.22, respectively. The total fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $29 million, $47 million and $57 million, respectively. Compensation cost related to stock options for the years ended December 31, 2013, 2012 and 2011, was approximately $25 million, $37 million and $48 million, respectively.

As of December 31, 2013, there was approximately $19 million of unrecognized compensation cost related to stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Proceeds received from the exercise of stock options were $85 million for the year ended December 31, 2013, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows. The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was approximately $55 million, $51 million and $77 million, respectively, which is currently deductible for tax purposes. However, these tax benefits were not fully recognized due to net operating loss carryforwards available to the Company. Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements.

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

Corning uses a multiple-point Black-Scholes valuation model to estimate the fair value of stock option grants. Corning utilizes a blended approach for calculating the volatility assumption used in the multiple-point Black-Scholes valuation model defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term, and the most recent 15-year historical volatility. The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options. The risk-free rates used in the multiple-point Black-Scholes valuation model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term. The ranges given below reflect results from separate groups of employees exhibiting different exercise behavior.

CORNING INCORpORated - 2013 Form 10-K	128

Back to Contents

The following inputs were used for the valuation of option grants under our Stock Option Plans:

	2013	2012	2011
Expected volatility	46.5-47.4%	47.8-48.9%	47.2-49.2%
Weighted-average volatility	46.6-47.3%	48.0-48.5%	47.2-49.1%
Expected dividends	2.35-3.02%	2.28-3.31%	1.05-1.10%
Risk-free rate	0.8-2.2%	0.8-1.3%	1.0-2.7%
Average risk-free rate	1.1-2.2%	1.0-1.3%	1.3-2.6%
Expected term (in years)	5.8-7.2	5.7-7.1	5.1-6.7
Pre-vesting departure rate	0.4-4.1%	0.4-4.2%	0.4-3.9%

Incentive Stock Plans

The Corning Incentive Stock Plan permits restricted stock and restricted stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Restricted stock and restricted stock units under the Incentive Stock Plan are granted at the closing market price on the grant date, contingently vest over a period of generally one to ten years, and generally have contractual lives of one to ten years. The fair value of each restricted stock grant or restricted stock unit awarded under the Incentive Stock Plan was estimated on the date of grant.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2012, and changes which occurred during the year ended December 31, 2013:

	Shares (000’s)	Weighted-average grant-date fair value
Non-vested shares at December 31, 2012	5,363	$15.97
Granted	2,835	13.73
Vested	(1,993)	17.08
Forfeited	(97)	15.41
Non-vested shares and share units at December 31, 2013	6,108	$14.58

As of December 31, 2013, there was approximately $27 million of unrecognized compensation cost related to nonvested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of time-based restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $29 million, $13 million and $15 million, respectively. Compensation cost related to time-based restricted stock and restricted stock units was approximately $29 million, $31 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Performance-Based Restricted Stock and Restricted Stock Units:

The performance-based restricted stock and restricted stock unit compensation program was terminated in 2010. All performance-based restricted stock and restricted stock units were fully vested in the first quarter of 2012.

Performance-based restricted stock and restricted stock units were earned upon the achievement of certain targets, and were payable in shares of the Company’s common stock upon vesting, typically over a three-year period. The fair value was based on the closing market price of the Company’s stock on the grant date and assumed that the target payout level will be achieved. Compensation cost was recognized over the requisite vesting period and adjusted for actual forfeitures before vesting. During the performance period, compensation cost was adjusted based on changes in the expected outcome of the performance-related target.

CORNING INCORpORated - 2013 Form 10-K	129

Back to Contents

As of December 31, 2013, there is no unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan. The total fair value of performance-based restricted stock that vested during the years ended December 31, 2012 and 2011, was approximately $45 million and $10 million, respectively. Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million and $9 million for the years ended December 31, 2012 and 2011, respectively.

20. Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays.

•	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.

•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.

•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.

•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to provide workflow solutions for scientific applications.

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

CORNING INCORPORATED - 2013 Form 10-K	130

Back to Contents

The following provides historical segment information as described above:

Segment Information

(in millions)	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2013
Net sales	$2,545	$2,326	$919	$1,170	$851	$8	$7,819
Depreciation(1)	$481	$147	$120	$137	$57	$18	$960
Amortization of purchased intangibles		$10			$21		$31
Research, development and engineering expenses(2)	$84	$140	$89	$144	$20	$116	$593
Restructuring, impairment and other charges(3)	$7	$12	$1	$19	$4	$8	$51
Equity in earnings of affiliated companies(4)	$357	$2	$1	$4		$(24)	$340
Income tax (provision) benefit	$(327)	$(101)	$(65)	$(91)	$(36)	$61	$(559)
Net income (loss)(5)	$1,267	$199	$132	$187	$71	$(163)	$1,693
Investment in affiliated companies, at equity	$3,666	$3	$31	$10		$232	$3,942
Segment assets(6)	$9,501	$1,654	$1,230	$1,333	$551	$422	$14,691
Capital expenditures	$350	$105	$196	$62	$51	$55	$819
For the year ended December 31, 2012*
Net sales	$2,909	$2,130	$964	$1,346	$657	$6	$8,012
Depreciation(1)	$514	$130	$117	$153	$44	$14	$972
Amortization of purchased intangibles		$9			$10		$19
Research, development and engineering expenses(2)	$103	$137	$100	$143	$22	$123	$628
Restructuring, impairment and other charges(3)	$21	$39	$3	$54	$2		$119
Equity in earnings of affiliated companies	$692		$1			$17	$710
Income tax (provision) benefit	$(367)	$(58)	$(58)	$(69)	$(14)	$53	$(513)
Net income (loss)(5)	$1,589	$146	$112	$137	$28	$(98)	$1,914
Investment in affiliated companies, at equity	$3,262	$17	$30	$4		$262	$3,575
Segment assets(6)	$9,953	$1,435	$1,103	$1,707	$552	$351	$15,101
Capital expenditures	$845	$311	$154	$93	$47	$52	$1,502
For the year ended December 31, 2011*
Net sales	$3,145	$2,072	$998	$1,074	$595	$6	$7,890
Depreciation(1)	$511	$123	$107	$156	$34	$12	$943
Amortization of purchased intangibles		$7		$1	$7		$15
Research, development and engineering expenses(2)	$91	$125	$94	$136	$18	$97	$561
Restructuring, impairment and other charges(3)		$(1)		$130			$129
Equity in earnings (loss) of affiliated companies(4)	$1,027	$3	$1	$4		$15	$1,050
Income tax (provision) benefit	$(502)	$(82)	$(59)	$23	$(29)	$39	$(610)
Net income (loss)(5)	$2,346	$194	$119	$(36)	$60	$(78)	$2,605
Investment in affiliated companies, at equity	$3,132	$19	$31	$4		$243	$3,429
Segment assets(6)	$10,387	$1,201	$1,089	$1,455	$363	$396	$14,891
Capital expenditures	$1,304	$195	$174	$348	$57	$116	$2,194

*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.

(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.

(3)	In 2012, Corning recorded a $44 million impairment charge in the Specialty Materials segment related to certain assets located in Japan used for the production of large cover glass. In 2011, Corning recorded a $130 million impairment charge in the Specialty Materials segment related to certain assets located in Japan used for the production of large cover glass.

(4)	In 2013, equity in earnings of affiliated companies in the Display Technologies segment included a $28 million restructuring charge for our share of costs for headcount reductions and asset write-offs. In 2012, equity in earnings of affiliated companies in the Display Technologies segment included a $18 million restructuring charge for our share of costs for headcount reductions and asset write-offs.

(5)	Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

(6)	Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

CORNING INCORPORATED - 2013 Form 10-K	131

Back to Contents

For the year ended December 31, 2013, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 94% of total segment sales.

•	In the Optical Communications segment, one customer accounted for 10% of total segment sales.

•	In the Environmental Technologies segment, three customers accounted for 87% of total segment sales.

•	In the Specialty Materials segment, three customers accounted for 47% of total segment sales.

•	In the Life Sciences segment, two customers accounted for 44% of total segment sales.

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

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Years ended December 31,
	2013	2012	2011
Net income of reportable segments	$1,856	$2,012	$2,683
Net loss of All Other	(163)	(98)	(78)
Unallocated amounts:
Net financing costs(1)	(66)	(196)	(190)
Stock-based compensation expense	(54)	(70)	(86)
Exploratory research	(112)	(89)	(79)
Corporate contributions	(42)	(44)	(48)
Equity in earnings of affiliated companies, net of impairments(2)	207	82	421
Asbestos litigation(3)	(19)	(14)	(24)
Purchased collars(4)	435
Other corporate items(5)(6)	(81)	53	218
Net income	$1,961	$1,636	$2,817

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains and losses associated with benefit plans.

(2)	Equity in earnings of affiliated companies, net of impairments, is primarily equity in earnings of Dow Corning, which includes the following items:

•	In 2013, gains in the amount of approximately $30 million for the resolution of contract disputes against customers relating to enforcement of long-term supply agreements and $16 million for the positive impact of the settlement of a derivative, along with a charge of $4 million related to the impact of a tax valuation allowance. Also included are restructuring charges in the amount of $11 million.

•	In 2012, restructuring and impairment charges in the amount of $87 million for our share of a charge related to workforce reductions and asset write-offs at Dow Corning, and a $10 million credit for Corning’s share of Dow Corning’s settlement of a dispute related to long term supply agreements.

•	In 2011, a $89 million credit for our share of Dow Corning’s settlement of a dispute related to long term supply agreements.

(3)	In 2013, 2012 and 2011, Corning recorded charges of $19 million, $14 million and $24 million to adjust the asbestos liability for the change in value of the components of the Amended PCC Plan.

(4)	In 2013, Corning recorded a net gain of $435 million, related to its purchased collars and average rate forward contracts.

(5)	Other corporate items include the tax impact of the unallocated amounts and the following significant items:

•	In 2013, Corning recorded a $54 million tax benefit for the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

•	In 2012, Corning recorded a $52 million translation gain on the liquidation of a foreign subsidiary; a loss of $26 million ($17 million after tax) from the repurchase of $13 million principal amount of our 8.875% senior unsecured notes due 2021, $11 million of our 8.875% senior unsecured notes due 2016, and $51 million principal amount of our 6.75% senior unsecured notes due 2013; and a $37 million tax expense resulting from the delay of the passage of the American Taxpayer Relief Act of 2012 until January 2013, that was reversed in the first quarter of 2013.

•	In 2011, Corning recorded a $41 million tax benefit from the filing of an amended 2006 U.S. Federal Tax return to claim foreign tax credits.

(6)	As revised for the change in our method of recognizing pension expense. See Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a discussion of the change and the impacts of the change.

CORNING INCORPORATED - 2013 Form 10-K	132

Back to Contents

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):

	December 31,
	2013	2012	2011
Total assets of reportable segments	$14,269	$14,750	$14,495
Non-reportable segments	422	351	396
Unallocated amounts:
Current assets(1)	6,349	7,300	6,602
Investments(2)	1,595	1,340	1,298
Property, net(3)	1,594	1,494	1,283
Other non-current assets(4)	4,249	4,140	3,774
Total assets	$28,478	$29,375	$27,848

(1)	Includes current corporate assets, primarily cash, short-term investments and deferred taxes.

(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning).

(3)	Represents corporate property not specifically identifiable to an operating segment.

(4)	Includes non-current corporate assets, pension assets and deferred taxes.

Selected financial information concerning the Company’s product lines and reportable segments follow (in millions):

	Fiscal Years Ended December 31,
Revenues from External Customers	2013	2012	2011
Display Technologies	$2,545	$2,909	$3,145
Optical Communications
Carrier network	1,782	1,619	1,556
Enterprise network	544	511	516
Total Optical Communications	2,326	2,130	2,072
Environmental Technologies
Automotive and other	485	486	476
Diesel	434	478	522
Total Environmental Technologies	919	964	998
Specialty Materials
Corning Gorilla Glass	848	1,027	712
Advanced optics and other specialty glass	322	319	362
Total Specialty Materials	1,170	1,346	1,074
Life Sciences
Labware	529	430	419
Cell culture products	322	227	176
Total Life Science	851	657	595
All Other	8	6	6
	$7,819	$8,012	$7,890

CORNING INCORPORATED - 2013 Form 10-K	133

Back to Contents

Information concerning principal geographic areas was as follows (in millions):

	2013		2012		2011
	Net sales(2)	Long-lived assets(1)	Net sales(2)	Long-lived assets(1)	Net sales(2)	Long-lived assets(1)
North America
United States	$2,061	$7,170	$1,859	$6,771	$1,676	$6,087
Canada	308		246		229
Mexico	23	36	24	87	26	78
Total North America	2,392	7,206	2,129	6,858	1,931	6,165
Asia Pacific
Japan	621	1,548	751	1,949	1,252	2,210
Taiwan	1,376	2,277	1,708	2,836	1,850	3,341
China	1,916	1,218	2,103	1,215	1,550	764
Korea	96	3,234	94	3,342	101	3,357
Other	278	127	243	84	145	11
Total Asia Pacific	4,287	8,404	4,899	9,426	4,898	9,683
Europe
Germany	337	171	264	139	318	134
France	79	287	57	267	65	197
United Kingdom	165	6	134	14	124
Other	280	1,147	274	550	263	273
Total Europe	861	1,611	729	970	770	604
Latin America
Brazil	77	66	29	1	29	1
Other	37	6	33	6	25	6
Total Latin America	114	72	62	7	54	7
All Other	165	25	193	35	237	25
Total	$7,819	$17,318	$8,012	$17,296	$7,890	$16,484

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets. Assets in the U.S. and Korea include investments in Dow Corning and Samsung Corning Precision Materials.

(2)	Net sales are attributed to countries based on location of customer.

21. Subsequent Events

Acquisitions

On January 15, 2014, Corning completed the series of strategic and financial agreements previously announced on October 22, 2013, to acquire the common shares of Samsung Corning Precision Materials previously held by Samsung Display Co., Ltd. As a result of these transactions, Corning is now the owner of 100% of the common shares of Samsung Corning Precision Materials, giving us greater flexibility in asset use, improved operational efficiencies, and better positioning for new specialty-glass market opportunities. A summary of the series of transactions follow:

•	Corning obtained full ownership of Samsung Corning Precision Materials on January 15, 2014;

•	After redemption of Samsung Display’s 43% interest in Samsung Corning Precision Materials, Corning issued its Fixed Rate Cumulative Convertible Preferred Stock, Series A (“Preferred Stock”), to Samsung Display in an aggregate face amount of $1.9 billion;

•	Samsung Display invested an additional $400 million in Corning’s Preferred Stock; and

•	A new long-term LCD display glass supply agreement between Corning and Samsung Display through 2023.

CORNING INCORPORATED - 2013 Form 10-K	134

Back to Contents

As part of the acquisition process, Corning hired a third-party valuation firm to assist it in estimating the fair value of the acquired business. Included in this process is the valuation of pre-existing arrangements, which could result in a gain or loss which will be recognized in the first quarter of 2014. We have not completed our accounting for the acquisition by the date of the filing of our 2013 Form 10-K, and, therefore, have not included detailed purchase accounting in this note.

In addition, Corning’s Board of Directors has authorized an additional $2 billion of share repurchases through December 31, 2015.

Foreign Exchange Contracts

In February 2014, the Company obtained authorization from the Board of Directors to execute a series of foreign exchange contracts over a three year period to hedge our exposure to movements in the Japanese yen and its impact on our earnings. The Company’s execution of these contracts will be dependent upon market conditions. The foreign exchange contracts will not be designated derivatives and will be marked to market through the other income line of the consolidated statements of income.

CORNING INCORPORATED - 2013 Form 10-K	135

Back to Contents

Corning Incorporated and Subsidiary Companies Schedule II – Valuation Accounts and Reserves

(in millions)

Year ended December 31, 2013	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period
Doubtful accounts and allowances	$26	$2		$28
Deferred tax assets valuation allowance	$210	$80	$4	$286
Accumulated amortization of purchased intangible assets	$154	$31		$185
Reserves for accrued costs of business restructuring	$42	$41	$39	$44

Year ended December 31, 2012	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period
Doubtful accounts and allowances	$19	$7		$26
Deferred tax assets valuation allowance	$219	$10	$19	$210
Accumulated amortization of purchased intangible assets	$135	$19		$154
Reserves for accrued costs of business restructuring	$10	$52	$20	$42

Year ended December 31, 2011	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period
Doubtful accounts and allowances	$20		$1	$19
Deferred tax assets valuation allowance	$214	$15	$10	$219
Accumulated amortization of purchased intangible assets	$221	$15	$101	$135
Reserves for accrued costs of business restructuring	$27		$17	$10

CORNING INCORPORATED - 2013 Form 10-K	136

Back to Contents

Quarterly Operating Results

(Unaudited) (In millions, except per share amounts)

2013	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
Net sales	$1,814	$1,982	$2,067	$1,956	$7,819
Gross margin	$770	$883	$901	$770	$3,324
Restructuring, impairment and other credits				$67	$67
Asbestos litigation charges	$2	$6	$5	$6	$19
Equity in earnings of affiliated companies	$173	$166	$138	$70	$547
Provision for income taxes	$(34)	$(191)	$(141)	$(146)	$(512)
Net income attributable to Corning Incorporated	$494	$638	$408	$421	$1,961
Basic earnings per common share	$0.33	$0.43	$0.28	$0.30	$1.35
Diluted earnings per common share	$0.33	$0.43	$0.28	$0.30	$1.34

2012	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
Net sales	$1,920	$1,908	$2,038	$2,146	$8,012
Gross margin*	$824	$808	$889	$798	$3,319
Restructuring, impairment and other charges*				$133	$133
Asbestos litigation charges	$1	$5	$3	$5	$14
Equity in earnings of affiliated companies	$218	$259	$240	$93	$810
Provision for income taxes*	$(118)	$(100)	$(94)	$(28)	$(339)
Net income attributable to Corning Incorporated*	$474	$474	$533	$155	$1,636
Basic earnings per common share*	$0.31	$0.31	$0.36	$0.11	$1.10
Diluted earnings per common share*	$0.31	$0.31	$0.36	$0.10	$1.09

*	Includes impact of defined benefit pension plan methodology change implemented in the first quarter of 2013 and retrospectively applied to prior periods.

CORNING INCORPORATED - 2013 Form 10-K	137

Back to Contents

DOW CORNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended December 31, 2013

Back to Contents

Dow Corning Corporation and Subsidiaries

Back to Contents

Independent Auditor’s Report

To the Stockholders and Board of Directors of Dow Corning Corporation

We have audited the accompanying consolidated financial statements of Dow Corning Corporation and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 4, 2014

CORNING INCORPORATED - 2013 Form 10-K	140

Back to Contents

Consolidated Statements of Income

Dow Corning Corporation and Subsidiaries

	Years Ended December 31,
(in millions of U.S. dollars, except for per share amounts)	2013	2012	2011
Net Sales	$5,710.5	$6,118.5	$6,426.7
Operating Costs and Expenses
Cost of sales	4,430.6	4,705.1	4,437.7
Marketing and administrative expenses	699.5	787.3	689.3
Gain on long-term sales agreements	(228.5)	(48.2)	(428.2)
Asset impairment	113.9	-	-
Asset abandonments and restructuring expenses	51.6	365.0	-
Total operating costs and expenses	5,067.1	5,809.2	4,698.8
Operating Income	643.4	309.3	1,727.9
Interest income	7.9	11.9	12.1
Interest expense	(45.7)	(3.9)	(34.8)
Other nonoperating income (expenses), net	61.9	30.9	(61.7)
Income before Income Taxes	667.5	348.2	1,643.5
Income tax provision	233.8	162.9	560.7
Net Income	433.7	185.3	1,082.8
Less: Noncontrolling interests’ share in net income	57.4	(2.4)	276.6
Net Income Attributable to Dow Corning Corporation	$376.3	$187.7	$806.2
Weighted-Average Common Shares Outstanding (basic and diluted)	2.5	2.5	2.5
Net Income per Share (basic and diluted)	$150.52	$75.08	$322.48
Dividends Declared per Common Share	$80.00	$80.00	$248.00

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED - 2013 Form 10-K	141

Back to Contents

Consolidated Statements of Comprehensive Income

Dow Corning Corporation and Subsidiaries

	Years ended December 31,
(in millions of U.S. dollars)	2013	2012	2011
Net income	$433.7	$185.3	$1,082.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2.7)	(26.9)	19.9
Unrealized net gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	4.8	22.7	(8.1)
Reclassification adjustment for gain/loss included in income	-	(3.4)	26.9
Net gain (loss) on cash flow hedges:
Unrealized gain (loss) arising during the period	0.2	(2.9)	(9.4)
Reclassification adjustment for loss included in income	5.4	9.4	6.3
Defined benefit plan adjustments
Gain (loss) arising during the period	292.7	23.8	(457.1)
Amortization of pension adjustments included in income	81.5	84.2	57.7
Other comprehensive income (loss), before tax:	381.9	106.9	(363.8)
Income tax (expense) benefit related to items of OCI(1)	(130.1)	(40.3)	137.4
Other comprehensive income (loss), net of tax:	251.8	66.6	(226.4)
Comprehensive Income	685.5	251.9	856.4
Less: Noncontrolling interests’ share in comprehensive income	(44.4)	16.5	(291.5)
Comprehensive Income Attributable to Dow Corning Corporation	$641.1	$268.4	$564.9
(1)	Other Comprehensive Income/(Loss) (“OCI”)

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED - 2013 Form 10-K	142

Back to Contents

Consolidated Balance Sheets

Dow Corning Corporation and Subsidiaries

	December 31,
(in millions of U.S. dollars)	2013	2012
Assets
Current Assets
Cash and cash equivalents	$1,826.1	$1,770.4
Accounts receivable (net of allowance for doubtful accounts of $10.4 in 2013 and $11.6 in 2012)	721.4	676.2
Notes and other receivables	225.7	371.4
Inventories	1,003.8	1,010.3
Deferred income tax assets – current	106.0	132.3
Other current assets	112.7	156.7
Total current assets	3,995.7	4,117.3
Property, Plant and Equipment	12,538.4	12,486.3
Less – Accumulated Depreciation	(5,307.3)	(4,933.2)
Net property, plant and equipment	7,231.1	7,553.1
Other Assets
Marketable securities	96.3	89.9
Deferred income tax assets – noncurrent	362.1	970.1
Intangible assets (net of accumulated amortization of $58.4 in 2013 and $65.5 in 2012)	77.1	83.8
Goodwill	70.3	68.7
Other noncurrent assets	469.5	418.0
Total other assets	1,075.3	1,630.5
Total Assets	$12,302.1	$13,300.9

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED - 2013 Form 10-K	143

Back to Contents

Consolidated Balance Sheets

Dow Corning Corporation and Subsidiaries

	December 31,
(in millions of U.S. dollars)	2013	2012
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$79.3	$209.1
Trade accounts payable	460.0	508.5
Accrued payrolls and employee benefits	149.6	274.2
Accrued taxes	87.7	102.7
Accrued interest	101.4	97.3
Current deferred revenue	305.2	120.2
Other current liabilities	162.8	201.5
Total current liabilities	1,346.0	1,513.5
Other Liabilities
Long-term debt	937.1	843.6
Implant reserve	1,616.4	1,609.4
Employee benefits	1,137.0	1,434.6
Deferred income tax liabilities – noncurrent	20.3	614.0
Deferred revenue	3,137.4	3,452.1
Other noncurrent liabilities	329.3	260.5
Total other liabilities	7,177.5	8,214.2
Equity
Stockholders’ equity
Common stock ($5.00 par value – 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	3,531.8	3,510.3
Accumulated other comprehensive loss	(371.8)	(636.6)
Dow Corning Corporation’s stockholders’ equity	3,172.5	2,886.2
Noncontrolling interest in consolidated subsidiaries	606.1	687.0
Total Equity	3,778.6	3,573.2
Total Liabilities and Equity	$12,302.1	$13,300.9

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED - 2013 Form 10-K	144

Back to Contents

Consolidated Statements of Cash Flows

Dow Corning Corporation and Subsidiaries

	Years ended December 31,
(in millions of U.S. dollars)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$433.7	$185.3	$1,082.8
Depreciation and amortization	490.1	398.6	367.3
Gains on long-term sales agreements	(228.5)	(48.2)	(428.2)
Cash flows related to gains on long-term sales agreements	183.2	213.7	-
Asset abandonments and restructuring expenses	-	365.0	-
Asset impairment	113.9	-	-
Changes in restructuring accrual	(53.1)	-	-
Changes in deferred revenue, net	(77.8)	(35.8)	465.9
Changes in deferred taxes, net	(68.7)	66.2	271.9
Tax-related bond deposits, net	17.9	112.2	-
Other, net	119.3	109.1	19.8
Changes in operating assets and liabilities
Changes in accounts and notes receivable	29.9	169.6	(123.1)
Changes in accounts payable	11.5	(110.4)	50.9
Changes in inventory	3.1	69.3	(122.4)
Changes in other operating assets and liabilities	14.6	35.0	72.0
Cash flows related to reorganization, net	(24.4)	(26.8)	1.8
Cash provided by operating activities	964.7	1,502.8	1,658.7
Cash Flows from Investing Activities
Capital expenditures	(363.3)	(1,042.0)	(1,539.5)
Proceeds from sales, maturities, and redemptions of securities	-	117.3	353.3
Other, net	(29.9)	(6.2)	(4.2)
Cash used in investing activities	(393.2)	(930.9)	(1,190.4)
Cash Flows from Financing Activities
Net change in borrowings with maturities of 3 months or less	-	-	(508.5)
Increase in short-term borrowings	99.0	71.2	125.9
Payments of short-term borrowings	(99.0)	(134.4)	(232.8)
Increase in long-term debt	166.1	-	700.0
Payments of long-term debt	(202.6)	(655.2)	(71.9)
Contributions and loans from noncontrolling shareholders	-	112.2	24.0
Distributions to shareholders of noncontrolling interests	(14.0)	(63.6)	(173.3)
Acquisition of additional shares of noncontrolling interests	(266.0)
Dividends paid to stockholders	(200.0)	(200.0)	(620.0)
Cash used in financing activities	(516.5)	(869.8)	(756.6)
Effect of Exchange Rate Changes on Cash	0.7	2.2	(5.6)
Changes in Cash and Cash Equivalents
Net increase/(decrease) in cash and cash equivalents	55.7	(295.7)	(293.9)
Cash and cash equivalents at beginning of period	1,770.4	2,066.1	2,360.0
Cash and cash equivalents at end of period	$1,826.1	$1,770.4	$2,066.1

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED - 2013 Form 10-K	145

Back to Contents

Consolidated Statements of Equity

Dow Corning Corporation and Subsidiaries

			Dow Corning Corporation Stockholders’ Equity
(in millions of U.S. dollars)	Total	Noncontrolling Interest	Total Stockholders’ Equity	Retained Earnings	AOCI(1)	Common Stock
Balance at December 31, 2010	$3,497.8	$624.9	$2,872.9	$3,336.4	$(476.0)	$12.5
Net Income	1,082.8	276.6	806.2	806.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19.9	9.2	10.7		10.7
Unrealized net gain on available for sale securities	18.8	6.4	12.4		12.4
Net loss on cash flow hedges	(2.0)	-	(2.0)		(2.0)
Pension and other postretirement benefit adjustments	(263.1)	(0.7)	(262.4)		(262.4)
Total comprehensive income	856.4	291.5	564.9
Cash received from noncontrolling shareholders	24.0	24.0	-
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(793.3)	(173.3)	(620.0)	(620.0)
Balance at December 31, 2011	$3,584.9	$767.1	$2,817.8	$3,522.6	$(717.3)	$12.5
Net Income	185.3	(2.4)	187.7	187.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(26.9)	(16.3)	(10.6)		(10.6)
Unrealized net gain on available for sale securities	19.3	1.8	17.5		17.5
Net gain on cash flow hedges	4.1	-	4.1		4.1
Pension and other postretirement benefit adjustments	70.1	0.4	69.7		69.7
Total comprehensive income (loss)	251.9	(16.5)	268.4
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(263.6)	(63.6)	(200.0)	(200.0)
Balance at December 31, 2012	$3,573.2	$687.0	$2,886.2	$3,510.3	$(636.6)	$12.5
Net Income	433.7	57.4	376.3	376.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2.7)	(14.2)	11.5		11.5
Unrealized net gain on available for sale securities	4.8	1.1	3.7		3.7
Net gain on cash flow hedges	3.6	-	3.6		3.6
Pension and other postretirement benefit adjustments	246.1	0.1	246.0		246.0
Total comprehensive income	685.5	44.4	641.1
Dividends declared on common stock and distributions to shareholders of noncontrolling interests	(214.0)	(14.0)	(200.0)	(200.0)
Acquisition of additional shares of noncontrolling interests	(266.1)	(111.3)	(154.8)	(154.8)
Balance at December 31, 2013	$3,778.6	$606.1	$3,172.5	$3,531.8	$(371.8)	$12.5

(1)	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

(See Notes to the Consolidated Financial Statements)

CORNING INCORPORATED - 2013 Form 10-K	146

Back to Contents

Notes to Consolidated Financial Statements

Dow Corning Corporation And Subsidiaries

Note	Page

Back to Contents

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

Dow Corning built its business based on silicon chemistry. Silicon is one of the most abundant elements in the world. Most of Dow Corning’s products are based on polymers known as silicones, which have a siliconoxygen-silicon backbone. Through various chemical processes, Dow Corning manufactures silicones that have an extremely wide variety of characteristics, in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass with the versatility of plastics. Regardless of form or application, silicones generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation.

The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years. Dow Corning’s silicon-based materials are used in a broad range of products and applications across multiple sectors such as electronics, automotive, construction, textiles and healthcare. The Company, through its Hemlock Semiconductor Group subsidiaries, is a provider of polycrystalline silicon and other silicon-based products used in semiconductor and solar applications. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, Brazil, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, Singapore, South Korea, Taiwan and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Management has evaluated subsequent events through February 4, 2014, the date the financial statements were available to be issued. Certain prior period items have been reclassified to conform to the current presentation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

CORNING INCORPORATED - 2013 Form 10-K	148

Back to Contents

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

Property and Depreciation

Property, plant and equipment are carried at cost less any impairment and are depreciated over estimated useful lives using the straight-line method. Engineering and other costs directly related to the construction of property, plant and equipment are capitalized as construction-in-progress until construction is complete and such property, plant and equipment is ready and available to perform its specifically assigned function. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

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

CORNING INCORPORATED - 2013 Form 10-K	149

Back to Contents

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

Marketable Securities

The Company accounts for investments in debt and equity securities at fair value for trading or available for sale securities. The amortized cost method is used to account for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in “Marketable securities” in the current or noncurrent sections of the consolidated balance sheets, as appropriate. All such investments are considered to be available for sale. The Company regularly evaluates whether it intends to sell, or if it is more likely than not it will be forced to sell its available for sale securities to determine if an other-than-temporary impairment loss has occurred. In addition, the Company regularly evaluates available evidence to determine whether or not it will be able to recover the cost of these securities. If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred. Temporary declines in the fair value of investments are included in “Accumulated other comprehensive loss.” For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used. The Company’s policy is to purchase investment grade securities.

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

Intangibles

Intangible assets of the Company include goodwill, patents and licenses and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment. The Company completed its annual test for impairment of goodwill during the three month period ended September 30, 2013. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

Cost of Sales

Cost of sales includes material, labor and overhead costs associated with the manufacture and shipment of the Company’s products, as well as research and development costs. Shipping costs are primarily comprised of payments to third party freight carriers. Research and development costs are primarily comprised of labor costs, outside services and depreciation. Research and development costs were $247.6, $281.2 and $259.4 for the years ended December 31, 2013, 2012 and 2011, respectively.

CORNING INCORPORATED - 2013 Form 10-K	150

Back to Contents

Income Taxes

The income tax provision includes federal, state and foreign income taxes that are both currently payable and deferred. The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and tax base of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when it is more likely than not that the expected future tax benefits will not be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. Further, the Company recognizes the financial statement effects of uncertain tax liabilities stemming from uncertain tax positions when it is more likely than not that those positions will not be sustained upon examination.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties were not material to the Company’s consolidated financial position and results of operations.

Foreign Currency Translation

The value of the U.S. dollar fluctuates against foreign currencies. Because the Company conducts business in many countries, these fluctuations affect the Company’s consolidated financial position and results of operations.

For foreign subsidiaries where the local currency is the functional currency, assets and liabilities, stated in their functional currency, are translated into U.S. dollars at exchange rates in effect at the end of the current period. The resulting gains or losses are reflected in “Accumulated other comprehensive loss” in the stockholders’ equity section of the consolidated balance sheets. The revenues and expenses of these foreign subsidiaries, stated in their functional currency, are translated into U.S. dollars at the average exchange rates that prevailed during the period.

For foreign subsidiaries where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical exchange rates. All monetary assets and liabilities are remeasured at current exchange rates with gains and losses recognized in “Other nonoperating income (expenses), net” in the consolidated statements of income. All other revenues and expenses are translated at average exchange rates. Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company may use derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows.

The Company designates derivatives as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge) or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.

The Company measures derivative financial instruments at fair value and classifies them as “Other current assets,” “Other noncurrent assets,” “Other current liabilities,” or “Other noncurrent liabilities” in the consolidated balance sheets. Unrealized gains and losses related to the Company’s derivatives designated as cash flow hedges are recorded in “Accumulated other comprehensive loss.” These gains and losses are reclassified from “Accumulated other comprehensive loss” as the underlying hedged item affects earnings. Realized derivative gains and losses related to cash flow hedges, foreign exchange contracts and commodity contracts are recognized in the Company’s income statement in “Other nonoperating income (expenses), net” or “Cost of sales,” as appropriate. Both unrealized and realized gains and losses related to derivative instruments used to hedge the economic exposure to foreign currency fluctuations and not designated as hedging instruments are recognized in “Other nonoperating income (expenses), net” and “Income tax provision.”

CORNING INCORPORATED - 2013 Form 10-K	151

Back to Contents

Cash flows from derivatives designated as hedges are classified in the same category of the consolidated statements of cash flows as the items being hedged. Cash flows from derivatives not designated as hedging instruments are classified in the investing activities section of the consolidated statements of cash flows.

Litigation

The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Company expenses legal costs, including those related to loss contingencies, as incurred. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to mitigate the impact, if any, of certain of the legal proceedings. The required reserves may change in the future due to new developments in each matter.

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

Guarantees

Guarantees arise in the normal course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The Company’s potential obligation under its guarantees is not material to the Company’s consolidated financial position or results of operations.

New Accounting Standards

In December 2011, and as clarified in January 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that amended the disclosure requirements for offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for interim or annual periods beginning on or after January 1, 2013. The adoption did not impact the Company’s financial statement disclosures.

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

In February 2013, the FASB issued guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”) and is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The guidance was effective for annual and interim periods beginning on or after January 1, 2013. Refer to Note 16 for the Company’s financial statement disclosures related to the adoption of this guidance.

In February 2013, the FASB issued guidance to amend the requirements for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance is effective for annual periods beginning after December 15, 2013, with early adoption permitted. The adoption is not expected to impact the Company’s financial position and results of operations.

CORNING INCORPORATED - 2013 Form 10-K	152

Back to Contents

In March 2013, the FASB issued guidance that resolves the diversity in practice about whether consolidation accounting guidance or foreign currency accounting guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a certain group of assets within a foreign entity. In addition, the guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages. The guidance is effective for annual periods beginning after December 15, 2013, with early adoption permitted. The adoption is not expected to impact the Company’s financial position and results of operations.

In April 2013, the FASB issued guidance that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent and disclose the entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued and the expected duration of the liquidation process. The guidance is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption is not expected to impact the Company’s financial position and results of operations.

In July 2013, the FASB issued guidance that allows an entity to use the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury Rate and LIBOR. The guidance was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not impact the Company’s financial position and results of operations.

In July 2013, the FASB issued guidance around the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company early adopted this guidance for the period ended September 30, 2013. The adoption did not materially impact the Company’s financial position.

NOTE 3	Gains on Long-Term Sales Agreements

In the third quarter of 2013, the Company recognized a gain associated with the termination of a long-term sales agreement with a customer. The Company received a cash payment of $183.2, of which, $176.5 was recognized in the current period and reflected in “Gains on long-term sales agreements” within the consolidated statement of income. The remaining amount was applied to outstanding receivables or was deferred. The Company considered the settlement to be a triggering event for a held-and-used impairment test as production assets were dedicated solely to supplying this customer contract. As such, the Company evaluated the recoverability of the long-lived assets. Based on this evaluation, the Company determined that the long-lived assets with a carrying amount of $122.2 were impaired, and as a result, were written down to their estimated fair value of $8.3. Fair value was based on the liquidation value of these assets. As the liquidation value exceeded the fair value based on future cash flows, the assets were written down to the liquidation value. The impairment charge was reflected in “Asset impairment” within the consolidated statement of income. As a result of the gain and impairment, net income attributable to the Company for the year ended December 31, 2013 increased by $40.7, after income taxes.

In the third quarter of 2013, the Company recognized a gain associated with the termination of multiple long-term sales agreements with a customer. The long-term sales agreements required the customer to make initial non-refundable advanced cash payments, which were recorded as deferred revenue. During the term of the contract, the customer ceased taking its contractually required minimum supply of product resulting in a decision by the Company to terminate the contracts and initiate legal actions to recover damages associated with the customer’s failure to perform. The termination and related actions resulted in recognition of $52.0 of previously recorded deferred revenue. The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2013 increased by $23.1.

In the third quarter of 2012, the Company resolved a contract dispute related to certain long-term sales agreements. The resolution was mainly comprised of a cash payment of $18.5, which was received by the Company in September 2012, and recognition of previously recorded deferred revenue of $24.7. The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2012 increased by $19.7.

In the fourth quarter of 2011, the Company resolved a contract dispute related to certain long-term sales agreements. The resolution was mainly comprised of a cash payment of $195.2, which was received by the Company in January 2012, and recognition of previously recorded deferred revenue of $229.9. The Company has no remaining obligation to perform under the agreements. The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” within the consolidated statement of income. After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2011 increased by $182.9.

CORNING INCORPORATED - 2013 Form 10-K	153

Back to Contents

NOTE 4	Polycrystalline Silicon Market Conditions and China Trade Matters

The Company is a provider of polycrystalline silicon and other silicon-based products used in the manufacturing of semiconductor devices and solar cells and modules. Pricing for these products declined sharply beginning in the fourth quarter of 2011 through 2012. Markets stabilized in 2013 at prices well below historical levels. These products account for a significant portion of the Company’s operating results.

In July 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers. The petition alleged that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government. On July 18, 2013, MOFCOM announced its preliminary determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the U.S. and Korea. The Chinese authorities imposed provisional antidumping duties on producers in the U.S. and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon product from the Company into China. On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5%. On January 20, 2014, MOFCOM issued a final determination, which resulted in no change to the antidumping duties and reduced the countervailing duties to 2.1%. The requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective July 24, 2013 for the antidumping duties and September 20, 2013 for the countervailing duties (adjusted for the final determination). The Company will not be subject to duties for previous sales. The Company is evaluating possible actions in response to the final determination.

During the fourth quarter of 2011, management made a decision to temporarily delay ongoing construction activities associated with a polycrystalline silicon plant expansion. Additional capital spending incurred on this expansion during 2012 was limited to activities necessary to stabilize and protect the assets already constructed. As a result of the market conditions and uncertainties described above, solar-grade polycrystalline sales volumes declined during 2012. In response, the production levels of certain of the Company’s existing operating assets were reduced. During the fourth quarter of 2012, management determined the plant expansion was no longer economically viable due to the market conditions and made the decision to abandon the partially constructed assets. The construction-in-progress assets were written down to scrap values, resulting in a charge of $283.2 on assets that had a carrying value of $312.4. Further, the startup of another polycrystalline silicon plant expansion that was expected to begin production in 2013 has been delayed and the assets remain idled. Production will only commence when sales volumes increase to levels necessary to support the plant’s capacity. The timing for startup of this expansion is uncertain. The Company is continuing to monitor market conditions and regulatory developments. Future adverse conditions may cause the Company to re-evaluate the long-term viability of its idled assets. The carrying value of the idled assets was $1.5 billion as of December 31, 2013.

Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is recoverable by estimating the sum of future undiscounted cash flows expected to be generated by the asset. If the estimated undiscounted cash flows are less than the carrying amount of the asset, an impairment charge must be recognized for the difference between the carrying value and the fair value of the asset. During the fourth quarter of 2012, the events and circumstances described above required the Company to assess whether $4.0 billion of polycrystalline silicon assets might be impaired. However, the Company’s estimate of undiscounted cash flows indicated the polycrystalline silicon assets were expected to be recovered. After write-down for the abandonment discussed above, the total carrying value of polycrystalline silicon assets was $3.7 billion as of December 31, 2012. As a result of the preliminary determination notices received from MOFCOM during the third quarter of 2013, the Company reassessed whether the carrying value of the polycrystalline silicon assets might be impaired. The Company’s estimates of future undiscounted cash flows continued to indicate the assets are expected to be recovered.

The Company’s estimates of cash flows might change in a future period as a result of continued pricing deterioration, ongoing oversupply in the market or other adverse market conditions that result in non-performance by customers under long-term contracts. Due to these factors, it is reasonably possible that the estimate of undiscounted cash flows could change in the near term resulting in the need to write down those assets to fair value. The carrying value of the polycrystalline silicon assets, including the idled assets discussed above, was $3.6 billion as of December 31, 2013.

NOTE 5	Restructuring

In December 2012, the Company initiated a plan of restructuring that primarily included the involuntary termination of professional employees worldwide and capital asset disposals. As of December 31, 2012, the Company recorded $67.5 for employee-related costs associated with ongoing benefit arrangements and $297.5 for asset disposals, including charges for the polycrystalline silicon asset abandonments discussed in Note 4. During the year ended December 31, 2013, the Company recorded an additional $11.2 for asset charges and decreased employee-related costs by $1.2. As of December 31, 2013, this restructuring liability was $14.3.

CORNING INCORPORATED - 2013 Form 10-K	154

Back to Contents

In March 2013, the Company initiated a separate plan of restructuring that included the involuntary termination of professional and production employees, primarily in domestic manufacturing locations where operations have declined. During the year ended December 31, 2013, the Company recorded $9.0 for employee-related costs and recognized a charge of $30.5 associated with the termination of a long-term supply contract. As of December 31, 2013, this restructuring liability was zero.

Restructuring liabilities are reflected in “Other current liabilities” of the consolidated balance sheets. All restructuring liabilities are expected to be substantially settled by March 31, 2014.

NOTE 6	Investments

Investments reflected in “Marketable securities” in the consolidated balance sheets as of December 31, 2013 and 2012 were $96.3 and $89.9, respectively. These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments by classification were as follows:

	December 31, 2013
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities – Auction rate preferred securities	Level 3	$76.0	$-	$(7.0)	$69.0
Foreign Equity Securities	Level 1	1.0	2.1	-	3.1
Preferred Equity Securities	Level 2	0.9	13.3	-	14.2
Other	Level 1	10.0	-	-	10.0
Total Marketable Securities		$87.9	$15.4	$(7.0)	$96.3

	December 31, 2012
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities – Auction rate preferred securities	Level 3	$76.0	$-	$(0.3)	$75.7
Foreign Equity Securities	Level 1	1.8	1.5	-	3.3
Preferred Equity Securities	Level 2	0.9	2.4	-	3.3
Other	Level 1	7.6	-	-	7.6
Total Marketable Securities		$86.3	$3.9	$(0.3)	$89.9

As of December 31, 2013 and 2012, no securities were in an unrealized loss position for more than 12 months.

Level 3 Assets

The changes in fair value of Level 3 assets were as follows:

	2013	2012
Beginning balance as of January 1	$75.7	$171.6
Transfers out of Level 3	-	-
Change in unrealized losses in other comprehensive loss	(6.7)	18.0
Realized gains/(losses) included in earnings	-	3.4
Sales/redemptions of assets classified as Level 3	-	(117.3)
Ending balance as of December 31	$69.0	$75.7

Level 3 available for sale securities with a cost basis of $113.9 were redeemed or sold during the year ended December 31, 2012. Realized gains for the redemptions and sales were included in “Other nonoperating income (expenses), net.” These redemptions were related to securities backed by student loans and were redeemed or sold at a weighted average price of 103.0% of the cost basis.

During the year ended December 31, 2011, the Company recognized a loss of $11.7 ($7.4 net of the noncontrolling interests’ share) due to an other-than-temporary impairment of auction rate securities backed by student loans. The loss was reflected in “Other nonoperating income (expenses), net” on the consolidated statements of income.

CORNING INCORPORATED - 2013 Form 10-K	155

Back to Contents

During the year ended December 31, 2013, the Company reached a settlement relating to losses incurred by the Company associated with its auction rate securities portfolio and the failure of the auction market. The total settlement reached was a $29.5 gain and was reflected in “Other nonoperating income (expenses), net” on the consolidated statements of income.

The Company held the following securities classified as Level 3 assets based upon valuation using significant unobservable inputs:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range
Auction rate preferred securities	$69.0	Effective interest	Market required effective interest	4.5% - 5.4%

Auction Rate Preferred Securities

As of December 31, 2013 and 2012, the Company held auction rate preferred securities valued at $69.0 and $75.7, respectively. The interest rates reset on these variable rate instruments quarterly through an auction process. Since the auctions have failed, default dividend allocation methods are in effect. While 84% of the securities were rated below investment grade as of December 31, 2013, all of the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices.

As of December 31, 2013, the Company was not actively marketing, had no intent to sell, nor was it expected to be required to sell, its auction rate preferred securities before the anticipated recovery in market value. In determining that the unrealized losses related to these securities were not other-than-temporary, the Company considered several other factors. These factors included the financial condition and prospects of the issuers, continuation of dividend payments, the magnitude of losses compared with the cost of the investments, the length of time the investments have been in an unrealized loss position and the credit rating of the security. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuers. Unrealized losses of $7.0 related to auction rate preferred securities were included in “Accumulated other comprehensive loss” in the consolidated balance sheet as of December 31, 2013.

Note 7	Inventories

The components of inventories were as follows:

	December 31,
	2013	2012
Produced goods	$738.0	$765.8
Purchased materials	134.1	115.5
Maintenance and supplies	131.7	129.0
Total Inventory	$1,003.8	$1,010.3

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

NOTE 8	Income Taxes

The components of income before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
	2013	2012	2011
Domestic	$276.5	$175.5	$1,148.6
Foreign	391.0	172.7	494.9
Total	$667.5	$348.2	$1,643.5

CORNING INCORPORATED - 2013 Form 10-K	156

Back to Contents

The components of the income tax provision were as follows:

	Years Ended December 31,
	2013			2012			2011
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Domestic	$213.1	$(154.8)	$58.3	$(61.2)	$104.2	$43.0	$146.5	$236.4	$382.9
Foreign	114.6	60.9	175.5	115.1	4.8	119.9	144.2	33.6	177.8
Total	$327.7	$(93.9)	$233.8	$53.9	$109.0	$162.9	$290.7	$270.0	$560.7

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
Deferred Tax Assets:
Implant costs	$592.4	$579.7
Postretirement benefit obligations	382.2	475.3
Tax loss carryforwards	143.8	151.8
Tax credit carryforwards	159.2	102.1
Accruals and other	147.4	187.3
Inventories	3.7	13.3
Long-term debt	44.3	42.2
Deferred revenue	120.8	8.6
Total deferred tax assets	$1,593.8	$1,560.3
Deferred tax liabilities:
Property, plant and equipment	(981.7)	(1,015.1)
Net deferred tax assets prior to valuation allowance	$612.1	$545.2
Less: Valuation allowance	(169.7)	(63.3)
Net Deferred Tax Assets	$442.4	$481.9

During 2013, the Company purchased additional interest in a majority owned subsidiary, bringing the total ownership interest to over eighty percent. Due to this increase, the subsidiary will now be included in the U.S. federal consolidated tax return. The 2013 balance sheet reflects this change by properly netting the subsidiary’s deferred taxes within the U.S. filing group. If the 2012 balance sheet were to be presented comparably, the noncurrent deferred tax asset would decrease from $970.1 to $372.7 and the noncurrent deferred tax liability would decrease from $614.0 to $16.6. The noncurrent deferred tax asset and noncurrent deferred tax liability presented on the 2013 balance sheet is $362.1 and $20.3, respectively.

The Company believes that it is more likely than not that the net deferred tax assets will be realized. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

Tax effected operating loss carryforwards as of December 31, 2013 were $143.8. Of the tax effected operating loss carryforwards, $111.2 are subject to an indefinite carryforward period and were generated by the Company’s subsidiaries in Brazil and the United Kingdom.

The Company has tax credit carryforwards of $159.2 as of December 31, 2013 attributable to foreign tax credits in the U.S. and state investment tax of $75.0 and $84.2, respectively. The foreign tax credits expire in 2019 through 2021. The state investment credit expires in 2028.

Valuation allowances of $169.7 have been recorded as of December 31, 2013 where the Company believes it is not more likely than not that the deferred tax assets will be realized. Of this amount, $38.0 is attributable to realized and unrealized capital losses on marketable securities; $83.4 to a state investment tax credit; $17.0 to net operating losses in Brazil; and $13.7 to state net operating losses in the United States.

Cash paid for income taxes, net of refunds received, was $155.8, $160.8 and $225.9 for the years ended December 31, 2013, 2012 and 2011, respectively.

CORNING INCORPORATED - 2013 Form 10-K	157

Back to Contents

The effective rate of the income tax provision may differ from the United States federal statutory tax rate. A reconciliation of the tax rate was as follows:

	Years ended December 31,
	2013	2012	2011
Income Tax Provision at Statutory Rate	$233.6	$121.9	$575.2
Increase/(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	6.7	(25.0)	(13.1)
Domestic Manufacturing Deduction	(20.7)	4.9	(24.9)
Valuation Allowances	11.7	(1.4)	9.4
Change in foreign tax rates	13.1	10.2	12.8
Tax reserves	(8.1)	8.6	-
Advanced energy manufacturing credits	-	-	(15.8)
Noncontrolling interest losses	4.5	46.0	12.4
U.S. tax effect of foreign earnings and dividends	2.9	4.0	2.6
Other, net	(9.9)	(6.3)	2.1
Total Income Tax Provision at Effective Rate	$233.8	$162.9	$560.7
Effective Rate	35.0%	46.8%	34.1%

During the year ended December 31, 2010, the Company was approved to receive Advanced Energy Manufacturing Tax Credits of approximately $169.0 that resulted in a $15.8 reduction in the income tax provision for the year ended December 31, 2011.

During the fourth quarter of 2012, management determined a polycrystalline silicon plant expansion would no longer be economically viable due to challenging market conditions and abandoned this activity. The impact of the abandonment write-down was $36.3, included in Noncontrolling interest losses within the table above. The impact of the write-down increases the effective tax rate as the Company does not receive the full tax benefit from the portion of tax losses attributable to the noncontrolling shareholders. In future years, noncontrolling interest losses will not affect the effective tax rate due to the Company acquiring the remaining interest in the majority owned subsidiary.

As of December 31, 2013, income and remittance taxes have not been recorded on $748.2 of undistributed earnings of foreign subsidiaries, as the Company intends to reinvest those earnings indefinitely. If the Company did not intend to reinvest those earnings indefinitely, the Company would have a deferred tax liability of $17.5 related to the outside basis difference of its foreign subsidiaries.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2006.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year
United Kingdom	2012	Korea	2013
Belgium	2011	Brazil	2008
Japan	2010	China	2008
Germany	2011	United States	2006

The Company has been participating in the IRS Compliance Assurance Process since the 2011 tax year. In addition, certain foreign jurisdictions and certain states have commenced examinations of returns filed by the Company and some of its foreign subsidiaries. As of December 31, 2013, no jurisdiction has proposed any significant adjustments to the Company’s tax returns that management believes would be sustained and would materially affect the Company’s financial position. In addition, the Company does not anticipate that any material adjustments will result from settlements, closing of tax examinations or expiration of applicable statutes of limitation in various jurisdictions within the next 12 months.

CORNING INCORPORATED - 2013 Form 10-K	158

Back to Contents

During the year ended December 31, 2010, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for 2006, 2007, 2008, 2009 and 2010. The Company filed protests and appeals in response to the proposed adjustments for the years 2006 through 2010. The Company also made voluntary protective bond deposits of $145.0 in 2010 and subsequently redeemed $112.2 of the deposits in 2012 due to management’s belief that the IRS assertions would not be sustained. Certain proposed adjustments relating to the 2006 and 2007 tax years were settled in 2012, which resulted in a return of $17.9 of the bond deposits and retention of the remaining $14.9 by the IRS as part of the settlement. Due to the temporary nature of the proposed adjustments on the 2006 and 2007 federal tax returns, the settlement did not materially impact income tax expense. Additional tax payments of $57.9 were made for the 2008 through 2010 tax years for respective anticipated adjustments. These additional tax payments were made to alleviate the potential for interest expense and penalties. Certain proposed adjustments related to the 2008 through 2010 tax years were settled in 2013, which will result in an expected refund of $29.0 and retention of the remaining $28.9 by the IRS. Due to the temporary nature of the adjustments on the 2008, 2009 and 2010 federal tax returns, the settlement did not materially impact income tax expense. Management believes that the remaining deficiencies asserted by the IRS will not be sustained and is vigorously contesting the IRS claims. If the IRS prevails on the proposed adjustments for the remaining years under audit, the resulting tax deficiency will be $115.3. Management believes that the resolution of the remaining issues will not have a material impact on the Company’s consolidated financial position or results of operations.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits, excluding the federal benefit of state items, interest, and penalties, was as follows:

	Years ended December 31,
	2013	2012	2011
Unrecognized tax benefits as of January 1,	$16.9	$3.7	$10.6
Additions based on tax positions related to the current year	70.6	-	-
Additions for tax positions of prior years	33.7	27.8	-
Reductions for tax positions of prior years	(5.6)	(0.3)	(6.9)
Settlements	(26.1)	(14.3)	-
Balance as of December 31,	$89.5	$16.9	$3.7

The Company had approximately $89.5 of total gross unrecognized tax benefits as of December 31, 2013. Of this total, $12.6 (including interest, penalties and net of the federal benefit on state issues) represents the amounts of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in any future period.

NOTE 9	Derivatives

In the third quarter of 2013, the Company recognized a favorable long-term supply contract at fair value. The contract provides for the supply of electricity, which is expected to be used in the normal course of business. The contract requires the purchase of minimum volumes and any unused volumes are liquidated on a net basis when minimum volumes are not taken. The contract is a derivative, but was previously unrecognized under the normal purchase normal sale scope exception within the derivative accounting guidance. Due to operational matters and uncertainty regarding the level of future physical deliveries and net settlements under the contract, the Company determined that the normal purchase normal sale scope exception could no longer be applied. Income and a derivative asset of $61.6 were recorded in “Other nonoperating income (expenses), net” and “Other noncurrent assets,” respectively, as of December 31, 2013.

Under a discounted cash flow method, the fair value of the supply contract was determined by using market prices from the Brazilian Intercontinental Exchange (“BRIX”) for the years 2013 through 2016 and extrapolating them over the remaining periods where market prices are not observable. Since the BRIX curve only provides forward pricing until December 2016, the inputs used in the valuation of the contract were considered Level 3. Electricity prices used in the valuation ranged from $57 to $104 U.S. dollars per megawatt hour for the years 2013 through 2016. The Company used the observable price from 2016 of $57 U.S. dollars per megawatt hour as the basis for prices in the final years, 2017 and 2018. Changes in the fair value of the contract will be recorded in earnings in “Other nonoperating income (expenses), net” in future periods. Cash flows related to this derivative are reflected in the “Cash flows from operating activities” section of the consolidated statement of cash flows.

Other derivative balances and hedging activities were not material to the financial position and results of operations of the Company.

CORNING INCORPORATED - 2013 Form 10-K	159

Back to Contents
NOTE 10	Variable Interest Entities

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

The Company accounts for its investment in these entities under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company’s guarantees of nonconsolidated subsidiaries’ debt. As of December 31, 2013, the maximum exposure to loss was $154.8.

NOTE 11	Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	Estimated Useful	December 31,
	Life (Years)	2013	2012
Land	-	$204.3	$220.4
Land improvements	11-20	545.4	398.4
Buildings	18-33	2,918.7	2,307.2
Machinery and equipment	3-25	8,735.9	7,852.3
Construction-in-progress	-	134.1	1,708.0
Total property, plant and equipment		$12,538.4	$12,486.3
Accumulated depreciation		(5,307.3)	(4,933.2)
Net property, plant and equipment		$7,231.1	$7,553.1

The Company recorded depreciation expense of $484.0, $391.5 and $357.2 for the years ended December 31, 2013, 2012 and 2011, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2013, 2012 and 2011 was $16.5, $94.5 and $68.9, respectively.

NOTE 12	Goodwill and Other Intangible Assets

As of December 31, 2013 and 2012, the Company had gross goodwill of $70.3 and $68.7, respectively. Changes in the carrying amount of goodwill related to currency translation. The gross and net amounts of intangible assets, excluding goodwill, were as follows:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$6.5	$(0.2)	$6.3
Completed technology	15.2	(14.2)	1.0
Electricity contract	35.3	(13.2)	22.1
Land use rights	52.6	(6.5)	46.1
Other	25.9	(24.3)	1.6
Total	$135.5	$(58.4)	$77.1

CORNING INCORPORATED - 2013 Form 10-K	160

Back to Contents
	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$11.2	$(3.6)	$7.6
Completed technology	18.5	(14.1)	4.4
Electricity contract	35.3	(10.3)	25.0
Land use rights	51.1	(5.3)	45.8
Other	33.2	(32.2)	1.0
Total	$149.3	$(65.5)	$83.8

The Company recorded amortization expense related to these intangible assets of $6.1, $7.1 and $10.1 for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated aggregate amortization expense to be recorded in each of the next five years is as follows: 2014 - $5.5, 2015 - $5.5, 2016 - $5.5, 2017 - $5.6, 2018 - $5.6.

NOTE 13	Notes Payable and Credit Facilities

Short-Term Borrowings

The Company had outstanding short-term debt of $73.8 and $71.6 in Asia as of December 31, 2013 and 2012, respectively. The borrowings in Asia were primarily denominated in Renminbi with an interest rate generally set by the People’s Bank of China at the time of borrowing. The weighted average interest rate for the outstanding short-term borrowings was 5.4% as of December 31, 2013. Since the interest rates for the borrowings in Asia are reset regularly based on market conditions, management believes the carrying value of the debt approximates its fair value for these borrowings and would be classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market. The Company is in compliance with its debt covenants related to the short-term borrowings.

Amounts reflected in “Short-term borrowings and current maturities of long-term debt” in the consolidated balance sheets also contain current maturities of the long-term debt instruments disclosed below when repayment is due within the next 12 months. Such amounts were
$5.5 and $137.5 as of December 31, 2013 and 2012, respectively.

Credit Facilities

In March 2011, the Company entered into a five-year $1,000.0 revolving credit facility agreement with various U.S. and foreign banks. In November 2013, the facility was extended through 2018. The facility allows for borrowing in multiple currencies for working capital needs and general corporate purposes of the Company. Borrowings bear interest at a LIBOR-plus rate or an alternate rate based on LIBOR, the Prime Rate or the Federal Funds Effective rate plus various spreads based on the terms of the agreement. As of December 31, 2013, the Company had no outstanding balance on the facility.

In addition, the Company had unused and committed credit facilities with various U.S. and foreign banks totaling $67.9 and $188.4 as of December 31, 2013 and 2012, respectively. These credit facilities may require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available to support working capital requirements.

Long-Term Debt

Long-term debt consisted of the following:

	Years Ended December 31,
	2013	Rates	2012	Rates
Long-term debt
Variable rate notes due 2013-2014	$-	-	$198.1	6.0%
Variable rate notes due 2016	150.0	1.3%	-	-
Fixed rate notes due 2018	350.0	4.1%	350.0	4.1%
Variable rate bonds due 2019	2.5	0.2%	3.7	0.3%
Fixed rate notes due 2021	350.0	4.8%	350.0	4.8%
Other obligations and capital leases	90.1	3.5-9.0%	79.3	3.5-9.0%
Total long-term debt	$942.6		$981.1
Less current maturities of long-term debt	5.5		137.5
Total long-term debt due after one year	$937.1		$843.6

CORNING INCORPORATED - 2013 Form 10-K	161

Back to Contents

In February 2013, a wholly owned subsidiary of the Company entered into an unsecured term loan with a U.S. branch of a Japanese bank. The amount of the loan was $150.0 and is due February 2016. Since the interest rate for the borrowing under the loan agreement is reset regularly based on market conditions, management believes the carrying value of the debt approximates the fair value of the borrowing and is classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

In March 2011, the Company issued senior unsecured fixed rate notes at par with an aggregate principal amount of $700.0, including $350.0 of 4.1% Series A Notes due March 2018 and $350.0 of 4.8% Series B notes due March 2021. Valuation of the senior notes is conducted on a quarterly basis using the benchmark risk-free interest rate with a credit spread based on comparable companies with similar credit risk profiles and considering business-specific risks. Because the fixed rate notes were valued using inputs based on similar liabilities observed in the market, the Company’s fixed rate notes were classified as a Level 2 measurement. As of December 31, 2013, the fair values of Series A Notes and Series B Notes were $358.4 and $367.9, respectively.

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five-year term loan facility with a syndicate of commercial banks in China. The amount of the facility was 4.2 billion Renminbi ($688.9 U.S. dollars). The facility permitted borrowing in U.S. dollars and Renminbi with required repayments commencing two years after the drawdown date. The subsidiary had $198.1 outstanding under the facility as of December 31, 2012. The full amount was repaid as of December 31, 2013. No further borrowings are available under this facility.

The Company and its subsidiaries are in compliance with its debt covenants, including leverage ratios and interest coverage ratios.

Annual aggregate maturities of the long-term debt of the Company are: 2014 - $5.5, 2015 - $5.6, 2016 - $154.7, 2017 - $4.3, and $772.5 for 2018 and beyond.

Cash paid for interest during the year ended December 31, 2013, 2012 and 2011 was $57.8, $95.4 and $91.8, respectively.

Sales of Receivables

The Company maintains an accounts receivable facility with a bank in Japan which expires in March 2014. The discount rate under this facility is the equivalent of TIBOR plus 0.25%. The Company sold receivables in the amount of $244.7 and $179.8 to this bank in exchange for cash proceeds of $244.6 and $179.8 during the years ended December 31, 2013 and 2012, respectively. Under the facility, the Company continues to collect the receivables from the customer but retains no interest in the receivables. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables. The transfer of receivables provides additional liquidity to the Company. The counterparty for the receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by receivables in the U.S. which expires in October 2014. The interest rate under this facility is based on LIBOR. As of December 31, 2013 and 2012, there were no outstanding amounts under this facility. The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.

Letters of Credit

The Company had outstanding letters of credit of $52.8 and $32.6 as of December 31, 2013 and 2012, respectively.

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

CORNING INCORPORATED - 2013 Form 10-K	162

Back to Contents

Under certain agreements, customers were required to make initial non-refundable advanced cash payments. During the years ended December 31, 2013 and 2012, advanced payments of $111.2 and $95.3, respectively, were received by the Company. The Company expects to receive advanced payments of $65.8 in the next twelve months. Advanced cash payments received are recorded as deferred revenue and are typically applied ratably on a per kilogram basis as products are shipped over the life of the agreements. Modification to terms of the agreements may alter the timing of future advanced payments receipts or their application to future purchases. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments. The advanced payments received are reflected in the “Cash flows from operating activities” section of the consolidated statements of cash flows.

Total deferred revenue reflected in “Current deferred revenue” and “Deferred revenue” in the consolidated balance sheets as of December 31, 2013 and 2012, was $3,442.6 and $3,572.3, respectively. The changes in deferred revenue were as follows:

	2013	2012	2011
Beginning balance as of January 1	$3,572.3	$3,632.7	$3,396.7
Average price revenue generated	-	1.9	65.7
Average price revenue recognized	(15.8)	(26.1)	(22.0)
Advanced payments received	111.2	95.3	588.0
Advanced payments applied	(175.4)	(88.7)	(183.9)
Contract resolution / Other	(49.7)	(42.8)	(211.8)
Ending balance as of December 31	$3,442.6	$3,572.3	$3,632.7

Current deferred revenue of $305.2 and $120.2 was recorded in the consolidated balance sheets as of December 31, 2013 and 2012, respectively. The current portion was determined based on the Company’s estimate of advanced payments to be applied to customer purchases in the next 12 months.

NOTE 15	Pension and Other Postretirement Benefits

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The components of net periodic benefit cost for the Company’s U.S. and non-U.S. plans were as follows:

	Years Ended December 31,
	U.S. Plans			Non-U.S. Plans			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost
Service cost	$61.6	$63.3	$44.3	$26.0	$26.1	$23.7	$87.6	$89.4	$68.0
Interest cost on projected benefit obligations	83.1	85.1	87.2	30.5	33.5	34.3	113.6	118.6	121.5
Expected return on plan assets	(71.6)	(74.5)	(61.3)	(30.6)	(30.8)	(33.2)	(102.2)	(105.3)	(94.5)
Amortization of net prior service costs	2.4	2.7	2.8	1.2	1.4	0.9	3.6	4.1	3.7
Amortization of net losses	59.1	65.9	48.5	11.9	12.2	7.0	71.0	78.1	55.5
Other adjustments	-	-	-	2.6	-	0.7	2.6	-	0.7
Total	$134.6	$142.5	$121.5	$41.6	$42.4	$33.4	$176.2	$184.9	$154.9

CORNING INCORPORATED - 2013 Form 10-K	163

Back to Contents

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Amortization of net prior service costs	$(2.4)	$(2.7)	$(0.8)	$(0.8)	$(3.2)	$(3.5)
Amortization of net losses or settlement recognition	(59.1)	(65.9)	(12.1)	(12.1)	(71.2)	(78.0)
Net loss (gain) arising during the year	(194.7)	(25.5)	(48.8)	(11.8)	(243.5)	(37.3)
Total	$(256.2)	$(94.1)	$(61.7)	$(24.7)	$(317.9)	$(118.8)

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$1,948.4	$2,136.3	$742.0	$711.0	$2,690.4	$2,847.3
Accumulated benefit obligation	1,663.8	1,769.8	726.2	644.9	2,390.0	2,414.7
Fair value of plan assets	1,330.5	1,310.8	566.0	492.5	1,896.5	1,803.3

The reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets and the funded status of the plans as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Change in benefit obligation
Projected benefit obligation, beginning of year	$2,136.3	$2,026.2	$833.7	$769.9	$2,970.0	$2,796.1
Service cost	61.6	63.3	26.0	26.1	87.6	89.4
Interest cost	83.1	85.1	30.5	33.5	113.6	118.6
Actuarial (gains) losses	(245.8)	43.4	19.6	13.8	(226.2)	57.2
Foreign currency exchange rate changes	-	-	7.3	21.4	7.3	21.4
Benefits paid and settlements	(86.9)	(81.7)	(28.5)	(31.0)	(115.4)	(112.7)
Curtailments and Other	-	-	(20.7)	-	(20.7)	-
Projected benefit obligation, end of year	$1,948.3	$2,136.3	$867.9	$833.7	$2,816.2	$2,970.0
Fair value of plan assets
Fair value of plan assets, beginning of year	$1,310.9	$1,133.3	$579.3	$497.5	$1,890.2	$1,630.8
Actual return on plan assets	20.8	143.4	62.3	56.3	83.1	199.7
Foreign currency exchange rate changes	-	-	15.9	22.5	15.9	22.5
Employer contributions	85.7	115.9	32.1	34.0	117.8	149.9
Benefits paid and settlements	(86.9)	(81.7)	(28.5)	(31.0)	(115.4)	(112.7)
Fair value of plan assets, end of year	$1,330.5	$1,310.9	$661.1	$579.3	$1,991.6	$1,890.2
Funded status of plans	$(617.8)	$(825.4)	$(206.8)	$(254.4)	$(824.6)	$(1,079.8)
Accumulated benefit obligation	1,663.8	1,769.8	802.7	714.3	2,466.5	2,484.1

CORNING INCORPORATED - 2013 Form 10-K	164

Back to Contents

The assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans were as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.9	$-	$-	$4.9
Equity securities	192.2	3.0	-	195.2
Corporate debt securities	-	354.9	-	354.9
U.S. government debt securities	-	200.0	-	200.0
U.S. government guaranteed mortgage backed securities	-	18.5	-	18.5
Other governmental debt securities	1.0	66.2	-	67.2
Investment funds	70.8	1,073.2	0.4	1,144.4
Other	-	6.5	-	6.5
Total	$268.9	$1,722.3	$0.4	$1,991.6

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.9	$-	$-	$4.9
Equity securities	165.7	3.0	-	168.7
Corporate debt securities	0.1	355.4	-	355.5
U.S. government debt securities	-	248.5	-	248.5
U.S. government guaranteed mortgage backed securities	-	9.1	-	9.1
Other governmental debt securities	0.8	93.1	-	93.9
Investment funds	41.6	963.9	0.3	1,005.8
Other	-	3.8	-	3.8
Total	$213.1	$1,676.8	$0.3	$1,890.2

The changes in fair value of Level 3 assets for the year ended December 31, 2013 were as follows:

Beginning balance as of January 1, 2013	$0.3
Actual return on assets	0.1
Purchases	-
Sales	-
Ending balance as of December 31, 2013	$0.4

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

Amounts recorded in the consolidated balance sheets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Current benefit liabilities	$(5.8)	$(5.1)	$(3.4)	$(3.2)	$(9.2)	$(8.3)
Noncurrent benefit liabilities	(612.0)	(820.3)	(203.4)	(251.2)	(815.4)	(1,071.5)
Total recognized liabilities	$(617.8)	$(825.4)	$(206.8)	$(254.4)	$(824.6)	$(1,079.8)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service cost	$10.5	$13.0	$6.0	$8.2	$16.5	$21.2
Net loss	724.8	978.6	157.1	218.6	881.9	1,197.2
Accumulated other comprehensive loss	$735.3	$991.6	$163.1	$226.8	$898.4	$1,218.4

CORNING INCORPORATED - 2013 Form 10-K	165

Back to Contents

The Company expects to recognize $43.4 of net loss and $3.3 of net prior service cost as a component of net periodic pension cost in 2014 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan. For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period. The Company had approximately $10.9 of net unrecognized asset gains associated with its U.S. pension plans as of December 31, 2013 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the U.S. defined benefit plan, as of December 31, 2013, the fair value of plan assets included 40% of equity securities and 60% of debt securities. The plan targets an asset allocation of 40% equity securities and 60% debt securities. The plan’s expected long-term rate of return is determined by the asset allocation and expected future rates of return on equity and fixed income securities.

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

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Contributions of approximately $85.9 are planned for the U.S. plans in 2014. Contributions of approximately $16.5 are planned for non-U.S. plans in 2014.

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

	Benefit Obligations at December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Discount rate	4.8%	4.0%	4.0%	3.8%	4.5%	3.9%
Rate of increase in future compensation levels	4.3%	4.3%	1.1%	3.7%	3.2%	4.1%

	Net Periodic Pension Cost for the Years Ended December 31,
	U.S. Plans			Non-U.S. Plans			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.0%	4.3%	5.5%	3.8%	4.4%	4.9%	4.0%	4.3%	5.2%
Rate of increase in future compensation levels	4.3%	4.8%	4.8%	3.6%	4.2%	4.3%	4.1%	4.6%	4.6%
Expected long-term rate of return on plan assets	5.6%	6.6%	6.4%	5.6%	5.9%	6.5%	5.6%	6.4%	6.4%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

CORNING INCORPORATED - 2013 Form 10-K	166

Back to Contents

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2013 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total
2014	89.4	26.1	115.5
2015	90.3	28.7	119.0
2016	91.8	30.5	122.3
2017	93.8	35.5	129.3
2018	96.4	38.1	134.5
2019-2023	541.1	224.0	765.1

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care benefits for most retired employees, primarily in the U.S. The cost of providing these benefits to retirees outside the U.S. is not significant; therefore, this discussion relates to the U.S. plans only. Net periodic postretirement benefit cost included the following components:

	Years Ended December 31,
	2013	2012	2011
Net Periodic Postretirement Benefit Cost
Service cost	$5.9	$5.9	$5.1
Interest cost	13.4	14.2	15.8
Amortization of prior service credits	(1.6)	(4.7)	(6.6)
Amortization of actuarial losses	8.7	7.4	5.4
Total	$26.4	$22.8	$19.7

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income included:

	Years Ended December 31,
	2013	2012
Amortization of prior service costs	$1.6	$4.7
Amortization of loss	(8.7)	(7.4)
Net loss (gain) arising during the year	(44.0)	13.5
Total	$(51.1)	$10.8

CORNING INCORPORATED - 2013 Form 10-K	167

Back to Contents

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation was as follows:

	December 31,
	2013	2012
Accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$362.9	$345.8
Service cost	5.9	5.9
Interest cost	13.4	14.2
Actuarial loss/(gain)	(44.0)	13.5
Benefits paid	(18.2)	(16.5)
Accumulated postretirement benefit obligation at end of year	$320.0	$362.9
Funded status of plans	$(320.0)	$(362.9)
Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(19.9)	$(19.7)
Noncurrent benefit liabilities	(300.1)	(343.2)
Total recognized liabilities	$(320.0)	$(362.9)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service credit	(3.6)	(5.2)
Net loss	83.2	135.9
Accumulated other comprehensive loss	$79.6	$130.7

The Company expects to recognize $4.6 of net loss and $0.7 of net prior service credit as a component of net periodic postretirement benefit cost in 2014.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0% and 8.2% in 2013 and 2012, respectively. In both 2013 and 2012, the health care cost trend rate was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants. The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later and such limits are expected to be reached in all subsequent years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 1.6% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2013 by 1.2%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.2% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2013 by 0.9%.

The discount rate used to determine the accumulated postretirement benefit obligation as of December 31, 2013, 2012 and 2011 was 4.5%, 3.8% and 4.3%, respectively. The discount rate used to determine net periodic postretirement benefit cost for the years ended December 31, 2013, 2012 and 2011 was 3.8%, 4.3% and 5.3%, respectively. The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care as incurred. Benefit payments to retirees were $19.9 for the year ended December 31, 2013. Reimbursements received under Medicare Part D were $1.7 for the year ended December 31, 2013. The Company expects to pay future benefits under its postretirement health care plans and expects to receive reimbursements from annual Medicare Part D subsidies as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2013.

CORNING INCORPORATED - 2013 Form 10-K	168

Back to Contents
	Estimated Postretirement Benefit Payments	Estimated Medicare Subsidies
2014	20.4	1.8
2015	20.5	2.0
2016	20.5	2.2
2017	20.6	2.4
2018	20.7	2.6
2019-2023	104.3	17.1

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees. The Company made matching contributions under defined contribution plans of $17.8, $19.5 and $22.9 for the years ended December 31, 2013, 2012 and 2011, respectively. The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2013 were $15.8. The Company expects to make additional contributions of $17.8 to all defined contribution plans during 2014.

NOTE 16	Accumulated Other Comprehensive Loss

A summary of the components of accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011, included the following components:

	Foreign currency translation adjustment	Unrealized net gain (loss) on available for sale securities	Net gain (loss) on cash flow hedges(1)	Unamortized pension losses and prior service costs(2)	Accumulated other comprehensive income (loss)
Balance as of December 31, 2010	$217.4	$(27.9)	$(5.6)	$(659.9)	$(476.0)
Other comprehensive income before reclassifications	10.7	(14.5)	(6.1)	(300.3)	(310.2)
Amounts reclassified from AOCI(3)	-	26.9	4.1	37.9	68.9
Net current-period other comprehensive income	10.7	12.4	(2.0)	(262.4)	(241.3)
Balance as of December 31, 2011	$228.1	$(15.5)	$(7.6)	$(922.3)	$(717.3)
Other comprehensive income before reclassifications	(10.6)	20.9	(1.9)	15.1	23.5
Amounts reclassified from AOCI(3)	-	(3.4)	6.0	54.6	57.2
Net current-period other comprehensive income	(10.6)	17.5	4.1	69.7	80.7
Balance as of December 31, 2012	$217.5	$2.0	$(3.5)	$(852.6)	$(636.6)
Other comprehensive income before reclassifications	11.5	3.7	0.1	192.9	208.2
Amounts reclassified from AOCI(3)	-	-	3.5	53.1	56.6
Net current-period other comprehensive income	11.5	3.7	3.6	246.0	264.8
Balance as of December 31, 2013	$229.0	$5.7	$0.1	$(606.6)	$(371.8)

(1)	Net of tax effect of $(2.1), $(2.4) and $1.1 for the years ended December 31, 2013, 2012 and 2011, respectively. Tax effects of gains and losses arising during the period and reclassifications for gains included in income are included in the table below.

(2)	Net of tax effect of $(128.0), $(37.9) and $136.3 for the years ended December 31, 2013, 2012 and 2011, respectively. Tax effects of gains and losses arising during the period and amortization in net income are included in the table below.

(3)	The unamortized pension losses and prior service costs are included in the computation of net periodic pension cost (see Note 15 for additional details).

CORNING INCORPORATED - 2013 Form 10-K	169

Back to Contents
	Years Ended December 31,
	2013	2012	2011
Net gain (loss) on cash flow hedges:
Gain (loss) arising during the period	$(0.1)	$1.0	$3.3
Less: reclassification for gain included in income	(2.0)	(3.4)	(2.2)
Net unrealized gain (loss) on cash flow hedges	(2.1)	(2.4)	1.1
Defined benefit plan adjustments:
Net gain (loss) arising during the period	(99.6)	(8.3)	156.0
Less: amortization of pension adjustments in net income	(28.4)	(29.6)	(19.7)
Defined benefit plans, net	(128.0)	(37.9)	136.3
Total tax (expense) benefit	$(130.1)	$(40.3)	$137.4

NOTE 17	Commitments And Contingencies

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

Funding the Settlement and Litigation Facilities

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. If the Company is unable to meet its remaining obligations to fund the Facilities, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, in an original maximum aggregate amount of $300.0. Beginning June 1, 2009, the amount available decreases by $50.0 per year and will fully expire June 1, 2014. As of December 31, 2013 the maximum aggregate amount available to the Company under this revolving credit commitment was $50.0. As of December 31, 2013, the Company had not drawn any amounts against the revolving credit commitment.

Funds are paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company directly to the Settlement Facility or by the Company’s insurers on behalf of the Company. The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits. During the year ended December 31, 2013, the Company recognized a $24.2 gain in “Other nonoperating income (expenses), net” on the consolidated statements of income in connection with recently concluded insurance settlements. The Company has made payments of $1,752.8 to the Settlement Facility through December 31, 2013.

CORNING INCORpORated - 2013 Form 10-K	170

Back to Contents

In accordance with the Joint Plan of Reorganization, and subject to the annual and aggregate funding limits, future payments to the Settlement Facility will be made on a periodic basis as necessary to preserve the liquidity of the Settlement Facility until such payment obligations cease as provided for in the Plan. Based on these funding agreements, the recorded liability is adjusted to maintain the present value of $2.35 billion determined as of the Effective Date using a discount rate of 7% (“Time Value Adjustments”). The Company has made early payments to the Settlement Facility in advance of their due dates and has recognized Time Value Adjustments for certain of those early payments consisting primarily of insurance proceeds. Time Value Adjustments are also recognized for periods when sufficient liquidity exists in the Settlement Facility, such that full payments from the Company are not required to be made within the annual funding period.

As of December 31, 2013 and 2012, the Company’s “Implant reserve” recorded in the consolidated balance sheets was $1,616.4 and $1,609.4, respectively. These amounts reflect the Company’s estimated remaining obligation to fund the resolution of breast implant and other medical device claims pursuant to the Company’s Joint Plan of Reorganization and other breast implant litigation related matters. The actual amounts payable and the timing of payments by the Company to the Settlement Facility are uncertain and will be affected by, among other things, (a) the rate at which claims are resolved by the Facilities, (b) future claim filing deadlines, (c) the rate at which insurance proceeds are received by the Company from its insurers, (d) the timing of second priority payments, if any, to claimants, (e) the outcome of legal determinations on various claim categories and (f) the degree to which Time Value Adjustments are recognized.

In December 2013, the U.S. District Court for the Eastern District of Michigan, acting upon the recommendation and motion of the court-appointed Finance Committee and over the objection of the Company, authorized the Finance Committee to disburse a portion (50%) of second priority payments to claimants. The plan documents provide that second priority payments, in full or in part, may be paid only upon a showing that adequate funding for first priority payments is assured. The Company believes the required level of assurance has not been reached and is in the process of appealing the ruling. The Company will continue to monitor outcomes of this action and will continue to evaluate available information regarding expected levels of future funding under the Plan.

It is reasonably possible the Company’s estimate of the remaining obligation could materially change in future periods as a result of management’s assessment of the expected amounts to be paid by the Company to the Settlement Facility through the end of the 16-year period that commenced at the Effective Date.

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”). In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement. Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date. The maximum amount payable under the agreement was $285.0. As of December 31, 2013, $284.1 had been paid to Dow Chemical and $0.9 was reflected in “Other noncurrent liabilities.”

In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not offset by certain qualifying product liability claims paid by Dow Chemical, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. As of December 31, 2013, Dow Chemical had given notice to the Company that it has thus far incurred $174.0 of potentially qualifying claims.

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

CORNING INCORpORated - 2013 Form 10-K	171

Back to Contents

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

As of December 31, 2013, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion. As of December 31, 2013, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $94.2 to $308.9. However, no single amount within the range appears to be a better estimate than any other amount within the range. Therefore, the Company has recorded the minimum liability within the range. As of December 31, 2013 and 2012, the amount of interest included in “Accrued interest” recorded in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $92.7 and $88.3, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Risks and Uncertainties

As additional facts and circumstances develop related to Chapter 11 matters, it is at least reasonably possible that amounts recorded in the Company’s consolidated financial statements may be revised. Future revisions, if required, could have a material effect on the Company’s financial position or results of operations in the period or periods in which such revisions are recorded. Since any specific future developments, and the impact such developments might have on amounts recorded in the Company’s consolidated financial statements, are unknown at this time, an estimate of possible future adjustments cannot be made.

Environmental Matters

The Company was previously advised by the U.S. Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites. Management believes that there are 25 sites at which the Company may have some liability, although management expects to settle the Company’s liability for 11 of these sites for amounts that are not material.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $30.3. Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability. The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated. The amount accrued for environmental matters was $3.6 and $4.8 as of December 31, 2013 and 2012, respectively.

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

CORNING INCORpORated - 2013 Form 10-K	172

Back to Contents

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

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. For the years ended December 31, 2013, 2012 and 2011 lease expense was $51.4, $53.9 and $55.9, respectively. The minimum future lease payments required under noncancellable operating leases as of December 31, 2013 in the aggregate are $244.2, including the following amounts due in each of the next five years: 2014 – $47.7, 2015 – $31.9, 2016 – $26.9, 2017 – $20.7 and 2018 – $18.4.

NOTE 18	Changes in Ownership of Consolidated Subsidiaries

In the first quarter of 2013, the Company acquired additional ownership interests in two majority owned consolidated subsidiaries within the polycrystalline silicon industry in exchange for total consideration of $24.0. The consideration was primarily in the form of a promissory note that was paid in April 2013. The Company adjusted the carrying amount of the noncontrolling interest by $38.3 to reflect the change in ownership of the subsidiaries.

In the fourth quarter of 2013, the Company acquired additional ownership interests in three majority owned consolidated subsidiaries within the polycrystalline silicon industry in exchange for total cash consideration of $242.0. The Company adjusted the carrying amount of the noncontrolling interest by $149.4 to reflect the change in ownership of the subsidiaries.

The acquisitions were accounted for as equity transactions.

NOTE 19	Related Party Transactions

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning and their affiliates. The following tables summarize related party transactions and balances with the Company’s shareholders:

	Years Ended December 31,
	2013	2012	2011
Sales to Dow Chemical	$17.0	$6.9	$11.8
Sales to Corning	18.9	23.3	22.3
Purchases from Dow Chemical	69.3	65.3	69.3

	December 31,
	2013	2012
Accounts receivable from Dow Chemical	$1.0	$0.3
Accounts receivable from Corning	0.7	1.0
Accounts payable to Dow Chemical	2.1	2.9

CORNING INCORpORated - 2013 Form 10-K	173

Back to Contents

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

	Years Ended December 31,
	2013	2012	2011
Sales to nonconsolidated affiliates and noncontrolling shareholders	$528.6	$612.4	$714.9
Purchases from nonconsolidated affiliates and noncontrolling shareholders	164.2	268.8	328.2

	December 31,
	2013	2012
Accounts receivable from nonconsolidated affiliates and noncontrolling shareholders	$95.5	$66.5
Accounts payable to nonconsolidated affiliates and noncontrolling shareholders	7.2	9.9

In addition, the Company loans excess funds to Toray Industries, Inc., which is the noncontrolling shareholder of one of the Company’s non-wholly owned consolidated subsidiaries. The amount of loans receivable as of December 31, 2013 and 2012 was $46.7 and $39.6, respectively. These balances are included in “Notes and other receivables” in the consolidated balance sheets.

In November 2012, a majority owned subsidiary received a loan from the noncontrolling shareholder, Wacker Chemie AG. The loan bears interest at 4.5% and is due in November 2021. In December 2012, the majority owned subsidiary received an additional loan from Wacker Chemie AG, which also bears interest at 4.5% and is due in November 2020. The outstanding balance of these loans, including accumulated interest, was 740.1 and 707.5 Renminbi ($121.4 and $112.6 U.S. dollars, respectively) as of December 31, 2013 and 2012, respectively. The loan balances are included in “Other noncurrent liabilities” in the consolidated balance sheets.

CORNING INCORpORated - 2013 Form 10-K	174

Back to Contents

SAMSUNG CORNING PRECISION MATERIALS CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012
and for the years ended
December 31, 2013, 2012 and 2011

Back to Contents

Samsung Corning Precision Materials Co., Ltd. Index

December 31, 2013 and 2012
and for the years ended December 31, 2013, 2012 and 2011

CORNING INCORPORATED - 2013 Form 10-K	176

Back to Contents

Independent Auditor’s Report

To the Board of Directors and Shareholders of Samsung Corning Precision Materials Co., Ltd.

We have audited the accompanying consolidated financial statements of Samsung Corning Precision Materials Co., Ltd., and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2013.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsung Corning Precision Materials Co., Ltd., and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 8, 2014

CORNING INCORPORATED - 2013 Form 10-K	177

Back to Contents

Consolidated Balance Sheets

Samsung Corning Precision Materials Co., Ltd.

	December 31,
(in thousands, except share and per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$2,525,381	$1,609,360
Short-term financial instruments	190,025	844,365
Accounts and notes receivable
Customers, net of allowance for doubtful accounts of $5,115 and $5,931	74,957	110,315
Related parties	277,845	382,994
Inventories	92,767	92,324
Current deferred income tax assets, net	2,062	1,914
Assets held for sale	292,617	313,288
Other current assets	109,291	136,571
Total current assets	3,564,945	3,491,131
Equity method investments	2,352	6,689
Property, plant and equipment, net	3,336,416	3,644,033
Non-current deferred income tax assets, net	102	129
Other non-current assets	183,048	243,704
Total Assets	$7,086,863	$7,385,686
Liabilities and Equity
Current liabilities
Accounts payable
Trade accounts payable	$3,025	$16,098
Non-trade accounts payable	21,753	32,834
Related parties	50,507	78,549
Income taxes payable	109,787	158,126
Accrued bonus payable	60,198	71,667
Accrued expenses	27,967	21,431
Liabilities held for sale	51,095	14,228
Other current liabilities	13,081	12,279
Total current liabilities	337,413	405,212
Accrued severance benefits, net	-	5,975
Non-current deferred income tax liabilities, net	210,740	247,185
Total liabilities	$548,153	$658,372

Commitments and Contingencies

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED - 2013 Form 10-K	178

Back to Contents

Consolidated Balance Sheets

Samsung Corning Precision Materials Co., Ltd.

	December 31,
(in thousands, except share and per share amounts)	2013	2012
Shareholders’ equity
Preferred stock: par value $8.51 per share, 153,190 shares authorized, 41,107 shares issued and outstanding	$350	$350
Common stock: par value $10.03 per share, 30,000,000 shares authorized, 17,617,462 shares issued and outstanding	176,700	176,700
Additional paid-in capital	312,114	312,114
Retained earnings	5,749,288	6,040,493
Accumulated other comprehensive income	290,078	185,480
Total Samsung Corning Precision Materials equity	6,528,530	6,715,137
Noncontrolling interests	10,180	12,177
Total equity	6,538,710	6,727,314
Total liabilities and equity	$7,086,863	$7,385,686

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED - 2013 Form 10-K	179

Back to Contents

Consolidated Statements of Income

Samsung Corning Precision Materials Co., Ltd.

	Years ended December 31,
(in thousands)	2013	2012	2011
Net sales
Related parties	$1,747,484	$2,294,153	$2,668,020
Other	401,730	670,542	1,270,572
	2,149,214	2,964,695	3,938,592
Cost of sales	953,254	964,623	1,051,234
Gross profit	1,195,960	2,000,072	2,887,358
Selling and administrative expenses	151,812	140,927	160,861
Research and development expenses	80,012	92,661	79,902
Royalty expenses to related parties	55,572	81,616	213,838
Operating income	908,564	1,684,868	2,432,757
Other income (expense)
Interest income (expense), net	72,772	91,914	110,561
Foreign exchange (loss) gain, net	(10,784)	(35,160)	5,450
Charitable donations	(26,746)	(26,815)	(23,737)
Other income (expense), net	506	(5,205)	28,187
Income from continuing operations before income taxes	944,312	1,709,602	2,553,218
Provision for income taxes	223,502	301,652	477,230
Income from continuing operations before equity losses	720,810	1,407,950	2,075,988
Equity losses of affiliated companies	(5,198)	(39,366)	(27,758)
Net income from continuing operations	715,612	1,368,584	2,048,230
Discontinued operations:
(Loss) income from operations	(67,021)	30,478	23,731
Income tax expense	539	9,621	9,318
Net income (loss) from discontinued operations	(67,560)	20,857	14,413
Net income including noncontrolling interests	648,052	1,389,441	2,062,643
Less: Net (loss) income attributable to the noncontrolling interests	(1,299)	(116)	1,873
Net income attributable to Samsung Corning Precision Materials	$649,351	$1,389,557	$2,060,770
Income from continuing operations attributable to Samsung Corning Precision Materials	716,911	1,368,700	2,046,357
(Loss) income from discontinued operations attributable to Samsung Corning Precision Materials	(67,560)	20,857	14,413
Net income attributable to Samsung Corning Precision Materials	$649,351	$1,389,557	$2,060,770

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED - 2013 Form 10-K	180

Back to Contents

Consolidated Statements of Comprehensive Income

Samsung Corning Precision Materials Co., Ltd.

	Years ended December 31,
(in thousands)	2013	2012	2011
Net income including noncontrolling interests	$648,052	$1,389,441	$2,062,643
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	137,850	771,533	(357,249)
Unrealized net gain (loss) on available for sale securities
Unrealized holding gain (loss) arising during the period	(735)	3,025	(6,358)
Less: reclassification adjustment for gain included in income	-	-	(23,441)
Other comprehensive income (loss), before tax:	137,115	774,558	(387,048)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(33,182)	(187,443)	85,151
Other comprehensive income (loss), net of tax:	103,933	587,115	(301,897)
Comprehensive income including noncontrolling interests	751,985	1,976,556	1,760,746
Less: Comprehensive income attributable to the noncontrolling interests	(1,964)	1,027	1,868
Comprehensive income attributable to Samsung Corning Precision Materials	$753,949	$1,975,529	$1,758,878

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED - 2013 Form 10-K	181

Back to Contents

Consolidated Statements of Cash Flows

Samsung Corning Precision Materials Co., Ltd.

	Years ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net income including noncontrolling interests	$648,052	$1,389,441	$2,062,643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	315,687	334,588	388,438
Foreign exchange translation (gain) loss, net	(140,325)	(116,072)	(3,382)
Provision for severance benefits	27,212	26,924	18,385
Deferred income tax expense (benefit)	(29,817)	16,332	(21,829)
Equity losses of affiliated companies	5,198	39,366	27,758
Impairment charges/write-off	127,196	35,173	10,954
Amortization of long-term supply contract payment	63,341	64,745	-
Gain on disposal of property, plant and equipment	(13,797)	(345)	(1)
Other, net	1,799	(14,335)	(991)
Changes in operating assets and liabilities
Accounts and notes receivable	137,300	57,017	(310,924)
Inventories	(29,603)	6,651	(37,203)
Other current assets	82,458	(7,111)	27,629
Payment on long-term supply contract	-	-	(300,000)
Accounts payable and other current liabilities	32,538	(25,156)	(3,741)
Net cash provided by operating activities	1,227,239	1,807,218	1,857,736
Cash flows from investing activities
Purchases of property, plant and equipment	(303,266)	(407,451)	(512,797)
Decrease (increase) in short-term financial instruments, net	607,475	21,611	(242,721)
Investment in affiliates	-	(7,000)	-
Change in restricted cash, net	3,645	(11,974)	(17,472)
Net proceeds from sale or disposal of assets	157,663	85,304	24,468
Other, net	(2,190)	5,880	(1,681)
Net cash provided by (used in) investing activities	463,327	(313,630)	(750,203)
Cash flows from financing activities
Increase in short-term borrowings	32,059	-	-
Acquisition of subsidiary’s stock	-	-	(26,074)
Cash dividends to noncontrolling interests	(33)	(65)	(67)
Cash dividends to Samsung Corning Precision Materials shareholders	(940,556)	(1,960,667)	(1,116,619)
Net cash used in financing activities	(908,530)	(1,960,732)	(1,116,686)
Effect of exchange rate changes on cash and cash equivalents	133,985	379,536	(24,063)
Net increase (decrease) in cash and cash equivalents	916,021	(87,608)	(33,216)
Cash and cash equivalents
Beginning of year	1,635,434	1,723,042	1,756,258
End of year	$2,551,455	$1,635,434	$1,723,042

Certain amounts for prior periods were reclassified to conform to the 2013 presentation.

The accompanying notes are an integral part of these financial statements.

CORNING INCORPORATED - 2013 Form 10-K	182

Back to Contents

Notes to Consolidated Financial Statements

Samsung Corning Precision Materials Co., Ltd.

1. Organization and Nature of Operations

Samsung Corning Precision Materials Co., Ltd. and its subsidiaries (the “Company”) are providers of flat glass substrates which are used to manufacture TFT-LCD (Thin-Film Transistor Liquid Crystal Display) panels for notebook computers, LCD monitors, LCD TVs and other handheld devices. The Company’s major customers are Korean LCD panel makers such as Samsung Display Co., Ltd. (“Samsung Display”) and LG Display Co., Ltd. The Company’s current market is primarily companies incorporated in Korea.

The Company was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated (“Corning”) located in the U.S.A. and domestic companies in Korea. On December 31, 2007, the Company acquired all of outstanding shares of Samsung Corning Co., Ltd. (“SSC”) which owned 70% interest in Samsung Corning (Malaysia) Sdn. Bhd. (“SCM”), 60% interest in SSH Limited (“SSH”) and 51% interest in Global Technology Video Co., Ltd. (“GTV”). These SSC investments were accounted for as consolidated subsidiaries. SCM purchased 30% shares owned by Samsung SDI Co., Ltd. in SCM for $ 26,074 thousand and retired the treasury stock in September 2011.

As of December 31, 2013, the issued and outstanding number of common shares of the Company is 17,617,462, of which are owned 50% by Corning Hungary Data Services Limited Liability Company, 7.4% by Corning Luxembourg S.ar.l., which are subsidiaries of Corning and 42.6% by Samsung Display, a subsidiary of Samsung Electronics Co., Ltd.

The Company has evaluated subsequent events through February 8, 2014, the date the financial statements are available to be issued.

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

CORNING INCORPORATED - 2013 Form 10-K	183

Back to Contents

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

Supplemental disclosure of cash flow information follows:

(In thousands)	2013	2012	2011
Non-cash transactions
Acquisition of capital assets included in accounts payable	$9,364	$42,463	$31,958
Cash paid for interest and income taxes
Cash paid for interest	-	-	57
Cash paid for income taxes, net of refund	303,094	440,157	405,278

Restricted Cash

Restricted cash mainly represents time deposits with local Korean banks who support small-size companies. Deposits are kept with these banks as part of the Company’s corporate responsibility program. The Company has included the restricted cash in the other non-current assets and short-term financial instruments as of December 31, 2013 and 2012.

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

CORNING INCORPORATED - 2013 Form 10-K	184

Back to Contents

Available-for sale securities reflected in “other non-current assets” in the consolidated balance sheets as at December 31, 2013 and 2012 were $5,835 thousand and $6,366 thousand, respectively. The cost, gross unrealized gains and fair value of the available-for-sale securities were as follows:

	2013			2012
(In thousands)	Cost	Gross unrealized gains	Fair value	Cost	Gross unrealized gains	Fair value
Equity securities	$103	$5,732	$5,835	$103	$6,263	$6,366

There were no realized gains during the year ended December 31, 2013 and 2012.

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

Buildings	15-40 years
Machinery and equipment (excluding precious metals)	1.5-8 years
Vehicle, tools, furniture and fixtures	2-8 years

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

Finite-lived Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their useful lives.

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

Accrued Severance Benefits

Employees and directors with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2013, approximately all employees of the Company were eligible for severance benefits. Accrued severance benefits represent the amount which would be payable assuming eligible employees and directors were to terminate their employment with the Company as of the balance sheet date.

CORNING INCORPORATED - 2013 Form 10-K	185

Back to Contents

Changes in accrued severance benefits for each period are as follows:

(In thousands)	2013		2012	2011
Balance at the beginning of the year	$77,907		$55,023	$41,909
Provision for severance benefits	24,705		24,749	16,380
Severance payments	(6,799)		(7,931)	(4,057)
Translation adjustments and other	1,849		6,066	791
	97,662		77,907	55,023
Less: Cumulative contributions to the National Pension Fund	(45)		(47)	(53)
Severance plan assets	(100,800)		(71,885)	(43,099)
Balance at the end of the year	$(3,183	)(1)	$5,975	$11,871

(1)	The balance included in other current assets as of December 31, 2013.

During 2010, under new tax and labor laws, the Company elected to fund the accrued severance benefits through severance plan assets for which Samsung Fire & Marine Insurance Co., Ltd., has guaranteed a certain rate of return to the Company. The severance plan assets are classified as a reduction from the accrued severance benefits. As of December 31, 2013 and 2012, the accrued severance benefits are approximately 101% and 94% funded.

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

CORNING INCORPORATED - 2013 Form 10-K	186

Back to Contents

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists. With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies when to release the cumulative translation adjustment into net income for transactions involving the disposition of some or all of an investment or a business combination achieved in stages (step acquisitions). The amendments are effective prospectively for interim and annual periods beginning on or after December 15, 2013. The Company does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement with co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for interim and annual periods beginning after December 15, 2013. Retrospective presentation for all comparative period presented is required with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

CORNING INCORPORATED - 2013 Form 10-K	187

Back to Contents

The FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, on February 5, 2013. The standard is effective for public entities for annual periods, and interim periods within those periods, beginning after December 15, 2012. Non-public companies will adopt the standard one year later, but would be exempt from certain interim disclosure requirements.

The standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. Among other things, an entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. However, an entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The adoption of ASU No. 2013-02 does not have a material impact on the Company’s financial position or results of operations.

3. Discontinued Operation

As specified in the Framework Agreement by and among Samsung Display, Corning, solely for the purposes of Sections 1.5, 6.1 and 11 thereof, Corning Hungary Data Services Limited Liability Company, Corning Holding Japan, G.K., and Corning Luxembourg S.ar.l., dated October 22, 2013 (“Framework Agreement”) to which SCP and Samsung Corning Advanced Glass LLC. (“SCG”) became parties pursuant to the SCP Joinder Agreement and the SCG Joinder Agreement, respectively.

In connection with the Framework Agreement, on December 6, 2013, the Board of Directors authorized the Company to sell the Target Business, which is a core material that ensures conductivity and transparency by coating a flat panel display, to SCG. The Business Transfer Agreement was signed on January 17, 2014, stipulates that the sale occur on February 1, 2014. The net proceeds are expected to be $158,341 thousand.

In connection with the Framework Agreement, on December 6, 2013, the Board of Directors authorized the Company to sell all facilities within the Company’s Gumi plant but excluding any assets comprising the Target Business. Accordingly, the Real Property Sale and Purchase Agreement was entered with SCG on January 23, 2014, stipulates that the sale occur on February 1, 2014. The net proceeds are expected to be $83,998 thousand.

In connection with the Framework Agreement, the Company shall dispose precious metals and the disposal are expected to occur on February 17, 2014 under the management plan. The net proceeds expected to be calculated based on the market price at the date of transactions.

In connection with the Framework Agreement, SCP shall shut down its existing photovoltaic glass business (“PV Business”) within one year following the agreement date and, no later than one year after the general completion of such shut-down of the PV Business, operated by SCM. Accordingly, the Company plans to market the remaining assets of PV Business and complete the disposition of PV Business to comply with the Framework Agreement. An impairment charge of $62,722 thousand was recognized by fully written down of the net book value of long-lived assets in the year ended December 31, 2013.

As a result, the operating results of Target Business and PV Business to be sold are reported as discontinued operations in all periods presented. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205, Presentation of Financial Statements, to allow for meaningful comparison of continuing operations. The Company’s historical financial results, except for disclosures related to cash flows, have been restated to account for Target Business and PV Business as discontinued operations. The assets and liabilities of Target Business, PV Business, precious metals and Gumi facilities to be sold are classified as held for sale and have been aggregated and reported on separate lines of the consolidated balance sheets for all periods presented.

CORNING INCORPORATED - 2013 Form 10-K	188

Back to Contents

The following table discloses the results of operations reported as discontinued operations for years ended December 31, 2013, 2012, and 2011, respectively.

(in thousands)	2013	2012	2011
Discontinued Operations:
Net sales	$162,366	$174,197	$232,375
Earnings (loss) from discontinued operations	(67,021)	30,478	23,731
Income taxes on discontinued operations	(539)	(9,621)	(9,318)
Net (loss) income from discontinued operations	$(67,560)	$20,857	$14,413

The following table reflects the summary of assets and liabilities held for sale as of December 31, 2013 and 2012, for Target Business and PV Business reported as discontinued operations and precious metals and Gumi facilities to be disposed within one year from December 31, 2013.

(in thousands)	2013	2012
Assets
Accounts and notes receivable, net	$29,337	$25,949
Inventories, net	102,593	76,701
Property, plant and equipment, net	158,862	208,273
Other assets	1,825	2,365
Assets of discontinued operations	$292,617	$313,288
Liabilities
Accounts payable and accrued expenses	$9,538	$8,414
Short-term borrowings(1)	32,059	-
Other liabilities	9,498	5,814
Liabilities of discontinued operations	$51,095	$14,228

(1)	As of December 31, 2013, SCM’s term loan debt was $32,059 thousand, and variable interest rate is contracted. As of December 31, 2013, the weighted average rate was 2.08%. Due to the decision to shut down PV business, the term loan is immediately due and payable.

4. Inventories

Inventories consist of the following:

(in thousands)	2013	2012
Finished goods	$14,808	$13,879
Semi-finished goods	4,685	6,783
Raw materials	17,823	21,511
Work-in-process	768	1,046
Auxiliary materials	54,683	49,105
	$92,767	$92,324

CORNING INCORPORATED - 2013 Form 10-K	189

Back to Contents

5. Other Current Assets

Other current assets consist of the following:

(in thousands)	2013	2012
Prepaid expenses	$79,659	$79,926
Prepaid value added tax	-	10,907
Accrued income receivable	4,165	17,434
Restricted cash	24,703	28,145
Other current assets	764	159
	$109,291	$136,571

6. Equity Method Investments

Equity method investments comprise the following:

(in thousands)	Ownership interest(1)	2013	2012
Affiliated companies accounted for under the equity method
Corsam Technologies LLC	50%	$2,352	$6,689

(1)	This reflects the Company’s direct ownership interests in the affiliated company. The Company does not have control of the entity.

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

The Company’s share of Corsam net losses of $5,198 thousand, $39,366 thousand and $ 27,758 thousand for the years ended December 31, 2013, 2012, and 2011, respectively, has been recognized in equity losses of affiliated companies.

On December 31, 2013 and 2012, because of slow down of the photovoltaic industry, Corsam recorded $7,697 thousand and $49,719 thousand, respectively, of impairment loss related to its intellectual property which was initially contributed by Corning. The Company recorded its 50% share of such impairment charge totaling $3,848 thousand and $24,860 thousand for the year ended December 31, 2013 and 2012, respectively.

CORNING INCORPORATED - 2013 Form 10-K	190

Back to Contents

7. Property, Plant and Equipment

Property, plant and equipment comprise the following:

(in thousands)	2013	2012
Building	$1,744,579	$1,765,014
Machinery and equipment	2,623,229	2,705,678
Vehicle, tools, furniture and fixtures	219,722	246,189
	4,587,530	4,716,881
Less: accumulated depreciation	(1,964,996)	(1,859,087)
	2,622,534	2,857,794
Land	258,031	254,788
Construction-in-progress	455,851	531,451
	$3,336,416	$3,644,033

Manufacturing equipment includes certain components of production equipment that are constructed with precious metals. At December 31, 2013 and 2012, the recorded amount of precious metals totaled $939,692 thousand and $942,187 thousand, respectively. Depletion expense for precious metals in the year ended December 31, 2013 and 2012 totaled $11,049 thousand and $18,862 thousand, respectively.

8. Other Non-current Assets

Other non-current assets consist of the following:

(in thousands)	2013	2012
Deposits	$30,844	$28,424
Available-for-sale marketable securities	5,835	6,366
Payment on long-term contract	132,435	195,645
Other non-current assets	13,934	13,269
	$183,048	$243,704

9. Impairment Charges

In response to economic challenges and strategic alternatives, certain assets used for the production of glasses were committed to be abandoned before the end of their previously estimated useful lives based on management’s decision to reduce the manufacturing capacity. As a result, a group of unusable assets was fully written off in 2012, and another group in 2013. Before their respective write-offs, the group of assets written off in 2012 had a net book value of $27,294 thousand, while the group of assets written off in 2013 had a net book value of $20,945 thousand. These amounts are included as part of cost of sales in the consolidated statements of income.

In December 2013, the Company discontinued development of Willow coater technology, a technology for touch panel. As a result, for the year ended December 31, 2013, the Company recorded a pre-tax impairment charge of $11,569 thousand for related long-lived assets associated with the development of Willow coating technology. These amounts are included as part of cost of sales in the consolidated statements of income.

The Company agreed with SCG to execute demolition and clean-up activities of a LCD processing building and certain office premises in Gumi plant. Accordingly, the Company recorded impairment charges totaling $31,960 thousand to fully write-down the subject assets of demolition and clean-up in 2013. These amounts are included as part of cost of sales in the consolidated statements of income.

CORNING INCORPORATED - 2013 Form 10-K	191

Back to Contents

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

10. Transactions with Related Parties

A summary of related party transactions and related receivable and payable balances as of December 31 is as follows:

	2013(1)
	Sales(4)	Purchases(5)	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Display	$1,597,601	$-	$2,475	$241,901	$281
Samsung C&T Corporation	1,170	79,460	239	266	11,859
Samsung Engineering	208	5,882	6,126	-	6,968
Samsung SDS	3,233	10,631	35,040	-	14,129
SCG	100,197	-	2,910	38,010	1,187
Others	160,627	20,658	39,423	10,742	6,337
	1,863,036	116,631	86,213	290,919	40,761
Corning	161,131	36,912	62,318	1,717	11,313
	$2,024,167	$153,543	$148,531	$292,636	$52,074

(1)	As of and for the year ended December 31, 2013, related parties sales of $83,525 thousand, purchases of $19 thousand and services expenses of $1,653 thousand and related receivables of $14,791 thousand and payables of $1,567 thousand for discontinued operations are included in the above table.

	2012(2)
	Sales(4)	Purchases(5)	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Display	$2,231,298	$29,919	$2,312	$349,236	$521
Samsung C&T Corporation	22	50,334	286	1	25,845
Samsung Engineering	156	36,370	147	7,201	640
Samsung SDS	60	71,945	35,828	-	27,829
SCG	69,779	-	1,211	-	-
Others	17,968	21,557	53,296	7,412	17,417
	2,319,283	210,125	93,080	363,850	72,252
Corning	126,041	79,691	89,535	31,836	6,386
	$2,445,324	$289,816	$182,615	$395,686	$78,638

(2)	As of and for the year ended December 31, 2012, related parties sales of $98,271 thousand, purchases of $195 thousand and services expenses of $1,029 thousand and related receivables of $12,692 thousand and payables of $89 thousand for discontinued operations are included in the above table.

CORNING INCORPORATED - 2013 Form 10-K	192

Back to Contents
	2011(3)
	Sales(4)	Purchases(5)	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics	$2,580,173	$-	$8,677	$317,693	$5,480
Samsung C&T Corporation	27	66,165	496	2	13,790
Samsung Engineering	1,034	41,619	1,279	53	6,881
Samsung SDS	15	13,923	19,844	6	8,928
Others	62,234	23,937	98,208	5,091	28,638
	2,643,483	145,644	128,504	322,845	63,717
Corning	108,916	102,037	226,441	1,039	5,478
	$2,752,399	$247,681	$354,945	$323,884	$69,195

(3)	As of and for the year ended December 31, 2011, related parties sales of $84,379 thousand, purchases of $8,885 thousand and services expenses of $1,327 thousand and related receivables of $18,165 thousand and payables of $96 thousand for discontinued operations are included in the above table.

(4)	Transfers of machinery and equipment to related parties including SCG, Samsung Electronics, Samsung SDS and Samsung Fine Chemicals are included.

(5)	Purchases of property, plant and equipment are included.

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

As of December 31, 2013 and 2012, the Company deposited the severance plan assets to Samsung Fire & Marine Insurance Co., Ltd. of $100,800 thousand and $71,885 thousand, respectively.

Effective in January 2012, the Company signed a five-year renewal of its long term LCD supply contract with Samsung Electronics.

In April 2012, Corning and Samsung Display formed SCG, a new affiliate of the Company established to manufacture organic light emitting diode glasses. The Company entered into a Shared Service Agreement and a Leasing Agreement with SCG and charges relevant fees on a cost basis with a reasonable mark-up to SCG. In addition, the Company sold certain inventories, machinery and equipment to SCG amounting to $49,795 thousand and $52,900 thousand for the year ended December 31, 2013 and 2012, respectively.

In December 2013, the Company and Samsung Electronics signed a sales and purchase agreement over Suwon R&D center at the amount of $138,076 thousand. The transaction completed on December 13, 2013. There was no gains or losses incurred as a result of the transaction.

CORNING INCORPORATED - 2013 Form 10-K	193

Back to Contents

11. Fair Value Measurements

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

Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available. As of December 31, 2013 and 2012, the Company did not have any financial assets or liabilities that were measured using unobservable (or Level 3) inputs.

As of December 31, 2013 and 2012, the Company’s financial assets consisted of available-for-sale securities. These financial assets are measured at fair value and are classified within the Level 1 valuation hierarchy.

The Company’s available for sale investments include equity investments with a fair value of $5,835 thousand and $6,366 thousand at December 31, 2013 and 2012, respectively that are traded in active market. They are measured at fair value using closing stock prices from active markets.

Certain financial instruments that are not carried at fair value on the balance sheets are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. These instruments include cash and cash equivalents, short-term financial instruments, severance plan assets, accounts and notes receivable, prepaid expenses, accounts payable, accrued liabilities, and short-term borrowing.

12. Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.

Income tax expense consists of the following:

(in thousands)	2013	2012	2011
Current
Domestic (Republic of Korea)	$253,319	$285,320	$499,059
Foreign	-	-	-
Total current	253,319	285,320	499,059
Deferred
Domestic (Republic of Korea)	(29,817)	16,332	(21,829)
Foreign	-	-	-
Total deferred	(29,817)	16,332	(21,829)
Income taxes on continuing operations	$223,502	$301,652	$477,230

CORNING INCORPORATED - 2013 Form 10-K	194

Back to Contents

The following table reconciles the expected amount of income tax expense based on consolidated statutory rates to the actual amount of taxes recorded by the Company:

(in thousands)	2013	2012	2011
Expected taxes at statutory rate	$227,265	$404,197	$611,161
Tax exemption for foreign investment	-	(107,599)	(167,302)
Tax rate changes	-	-	29,633
Tax credits, net of surtax effect	-	(1,032)	(13,737)
Others, net	(3,763)	6,086	17,475
Income taxes on continuing operations	$223,502	$301,652	$477,230
Effective tax rate	23.80%	18.06%	18.44%

The statutory income tax rate of the Company, including tax surcharges, is approximately 24.2%, but the effective income tax rate on continuing operation is 23.8%, 18.06% and 18.44% for 2013, 2012 and 2011, respectively, primarily due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law (“TPCL”). In accordance with the TPCL and the approval of the Korean government, the Company was fully exempt from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder’s equity until 2003 and 50% exemption for the subsequent two years. In 2006, the Company issued additional shares to extend the tax exemption period. As a result, the Company was fully exempt from corporate income taxes until 2010, and thereafter was subject to a 50% tax exemption for a period of 2 years to 2012.

In November 2010, the NTS commenced a review of the Company’s 2008 tax year and a review of the SSC 2006 tax year. In April 2011, the tax review by the NTS was closed without claiming additional taxes for adjustment.

The corporate income tax rates including resident tax surcharge is a) 11% on the taxable income of up to 0.2 billion won, b) 22% over taxable income exceeding 0.2 billion won up to 20 billion won, and c) 24.2% for the taxable income exceeding 20 billion won. The Company recognized its deferred income tax assets and liabilities as of December 31, 2013 based on the enacted future tax rates.

The primary components of the temporary differences that gave rise to the Company’s deferred income tax assets and liabilities were as follows:

(in thousands)	2013	2012
Deferred income tax assets
Property, plant and equipment	$11,466	$69
Accrued bonus payables	2,557	3,625
Other current liabilities	398	794
Equity method investments	50,887	37,618
Other	3,289	1,067
Total tax deferred income tax assets	68,597	43,173
Deferred income tax liabilities
Property, plant and equipment, intangible	(270,576)	(265,746)
Reserve for technology development	(6,898)	(13,622)
Available-for-sale securities	(1,385)	(1,513)
Other	1,686	(7,434)
Total tax deferred income tax liabilities	(277,173)	(288,315)
Net deferred income tax liabilities	$(208,576)	$(245,142)

CORNING INCORPORATED - 2013 Form 10-K	195

Back to Contents

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

13. Shareholders’ Equity

The components of and changes in shareholders’ equity are as follows:

(in thousands)	2013	2012	2011
Preferred Stock	$350	$350	$350
Common Stock	176,700	176,700	176,700
Additional Paid-in Capital	312,114	312,114	312,114
Retained Earnings:
Balance at the beginning of year	6,040,493	6,611,603	5,538,151
Net income attributable to Samsung Corning Precision Materials	649,351	1,389,557	2,060,770
Dividends paid to preferred shareholders	(1,103)	(3,288)	(2,786)
Dividends paid to common shareholders	(939,453)	(1,957,379)	(984,532)
Balance at end of year	5,749,288	6,040,493	6,611,603
Accumulated Other Comprehensive Income (loss):
Balance at the beginning of year	185,480	(400,492)	(98,600)
Other comprehensive income, net of tax
Foreign currency translation adjustment	105,155	583,679	(278,649)
Unrealized net gain on available for sale securities	(557)	2,293	(23,243)
Balance at end of year	290,078	185,480	(400,492)
Total Samsung Corning Precision Materials shareholders’ equity	6,528,530	6,715,137	6,700,275
Noncontrolling interests:
Balance at the beginning of year	12,177	11,214	35,487
Net (loss) income attributable to noncontrolling interests	(1,299)	(116)	1,873
Cash dividend to noncontrolling interests	(33)	(64)	(67)
Acquisition of subsidiary’s stock	-	-	(26,074)
OCI attributable to noncontrolling interest, net of tax
Foreign currency translation adjustment	(665)	1,143	(5)
Balance at end of year	10,180	12,177	11,214
Total equity	$6,538,710	$6,727,314	$6,711,489

Preferred Stock

There were 41,107 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2013 and 2012. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders’ meeting.

CORNING INCORPORATED - 2013 Form 10-K	196

Back to Contents

Retained Earnings

Retained earnings as of December 31, 2013 and 2012 comprised of the following:

(in thousands)	2013	2012
Appropriated
Legal reserve	$82,339	$82,339
Reserve for business development	30,800	30,800
Reserve for research and manpower development	51,733	77,600
Voluntary reserve	4,157	4,157
	169,029	194,896
Unappropriated	5,580,259	5,845,597
	$5,749,288	$6,040,493

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

CORNING INCORPORATED - 2013 Form 10-K	197

Back to Contents

14. Accumulated Other Comprehensive Income

A summary of changes in the components of accumulated other comprehensive income (loss), after tax, is as follows:

(in thousands)	Unrealized Gains and Losses on Available- for-sale securities	Foreign currency translation adjustment	Total
Balances at December 31, 2010	$25,089	$(123,689)	$(98,600)
Other comprehensive income before reclassifications	198	(278,649)	(278,451)
Amounts reclassified from accumulated other comprehensive income	(23,441)	-	(23,441)
Net current-period other comprehensive income	(23,243)	(278,649)	(301,892)
Balances at December 31, 2011	$1,846	$(402,338)	$(400,492)
Other comprehensive income before reclassifications	2,293	583,679	585,972
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	2,293	583,679	585,972
Balances at December 31, 2012	$4,139	$181,341	$185,480
Other comprehensive income before reclassifications	(557)	105,155	104,598
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	(557)	105,155	104,598
Balances at December 31, 2013	$3,582	$286,496	$290,078

A summary of reclassification out of accumulated other comprehensive income by component is as follows:

	2013	2012	2011	Affected line item in the consolidated statements of income
Realized gains on available for sale securities	$-	$-	$30,924	Other income, net
	-	-	(7,483)	Tax expense
	$-	$-	$23,441	Net of tax

15. Commitments and Contingencies

Credit Facilities

The Company has an unused credit facility totaling $161,568 thousand and $148,209 thousand at December 31, 2013 and 2012, respectively, under this facility as of and for the years ended December 31, 2013 and 2012.

Business and Credit Risk Concentration

The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectability of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management’s estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company’s customers. Major customers of the Company are domestic TFT-LCD makers incorporated in Korea. Trade accounts receivables from these three major customers are 96% and 93% of total trade accounts receivable of the Company as of December 31, 2013 and 2012, respectively, and revenues from these three major customers constitute 92%, 91% and 93% of total revenues of the Company for the years ended December 31, 2013, 2012 and 2011, respectively.

CORNING INCORPORATED - 2013 Form 10-K	198

Back to Contents

Pending Litigation

Based on the agreement entered on August 24, 1999 with respect to Samsung Motor Inc.’s (“SMI”) bankruptcy proceedings, Samsung Motor Inc.’s creditors (“the Creditors”) filed a civil action against Mr. Kun Hee Lee, former chairman of the Company, and 28 Samsung Group affiliates including the Company under joint and several liability for failing to comply with such agreement. Under the suit, the Creditors have sought 2,450 billion won (approximately $1.95 billion) for loss of principal on loans extended to SMI, a separate amount for breach of the agreement, and an amount for default interest. Samsung Life Insurance Co., Ltd. (“SLI”) completed its Initial Public Offering (“IPO”) on May 7, 2010. After disposing 2,277,787 shares and paying the principal balance owed to the Creditors, 878 billion won (approximately $ 0.80 billion) was deposited in to an escrow account. That remaining balance was to be used to pay the Creditors interest due to the delay in the SLI IPO. On January 11, 2011, the Seoul High Court ordered Samsung Group affiliates to pay 600 billion won (approximately $ 0.53 billion) to the Creditors and pay 5% annual interest for the period between May 8, 2010 and January 11, 2011, and pay 20% annual interest for the period after January 11, 2011 until the amounts owed to the Creditors are paid. In accordance with the Seoul High Court order, 620.4 billion won (which includes penalties and interest owed) was paid to the Creditors from the funds held in escrow during January 2011. On February 7, 2011, the Samsung Group affiliates and the Creditors appealed the Seoul High Court’s ruling to the Korean Supreme Court and the appeal is currently in progress. The Company has not contributed to any payment related to these disputes, and has concluded that no provision for loss related to this matter should be reflected in the Company’s consolidated financial statements at December 31, 2013.

16. Subsequent Event

On October 22, 2013, Corning announced that it has signed a series of strategic and financial agreements with Samsung Display, to strengthening the product and technology collaborations between the two companies. On January 15, 2014, the deal transactions closed and resulted in:

•	On January 15, 2014, the Company entered into a 15 year $1,902,359 thousand borrowing from Corning Luxembourg S.ar.l. and the interest rate is 8.0% per annum.
•	On January 15, 2014, the Company repurchased shares of $1,902,359 thousand from Samsung Display. As a result, Corning obtained full ownership of the Company, formerly an unconsolidated equity venture with Samsung Display.
•	Amendment to the agreement on a long-term LCD display glass pricing was signed between Corning and Samsung Display on January 15, 2014. The amendment is effective for ten years, accordingly, the term of the TFT-LCD glass substrate long-term supply agreement, effective as of January 1, 2012 will also be extended from January 1, 2014 to December 31, 2023.
•	On January 17, 2014, the Company has entered into the Business Transfer Agreement with SCG to transfer the Target business at Gumi. On February 1, 2014, the transaction closed. The expected proceeds from this transaction are $158,341 thousand and the expected pre-tax gains are $16,786 thousand.
•	On January 21, 2014, the Company has entered into the Interest Transfer Agreement of Corsam with SCG to transfer investment in equity of Corsam. The transaction closed on February 1, 2014. No gain and loss expected.
•	On January 23, 2014, the Company has entered into the Real Property Sale and Purchase Agreement with SCG to transfer the Gumi facilities. On February 1, 2014, the transaction closed. The expected proceeds from this transaction are $83,998 thousand and the expected pre-tax gains are $16,530 thousand.

CORNING INCORPORATED - 2013 Form 10-K	199