Form 10-K/A
period 2013-12-31
CORNING INC /NY
filed 2014-03-21
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Annual Report”) for the sole purpose of filing Exhibits 10.70 (Form of Officer Severance Agreement), 10.71 (Form of Officer Change in Control Agreement) and 21 (Subsidiaries of the Registrant) which, due to a financial printer error, were inadvertently omitted from our Original Annual Report filed on February 10, 2014. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.

Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ R. Tony Tripeny	Senior Vice President – Corporate Controller	March 21, 2014
	(R. Tony Tripeny)	(Principal Accounting Officer)

EXHIBIT INDEX

10.70	Form of Officer Severance Agreement dated as of January 1, 2014 between Corning Incorporated and each of the following individuals: Lewis A. Steverson.

10.71	Form of Officer Change in Control Agreement dated as of January 1, 2014 between Corning Incorporated and each of the following individuals: Lewis A. Steverson.

21	Subsidiaries of the Registrant at December 31, 2013.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.