Form 10-Q
period 2014-03-31
CORNING INC /NY
filed 2014-04-28
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 15, 2014
Corning’s Common Stock, $0.50 par value per share	1,308,476,050 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2014	2013

Net sales	$2,289	$1,814
Cost of sales	1,354	1,044

Gross margin	935	770

Operating expenses:
Selling, general and administrative expenses	395	259
Research, development and engineering expenses	198	178
Amortization of purchased intangibles	8	7
Restructuring, impairment and other charges (Note 2)	17
Asbestos litigation charge	2	2

Operating income	315	324

Equity in earnings of affiliated companies	86	173
Interest income	12	2
Interest expense	(30)	(36)
Transaction-related gain, net (Note 10)	74
Other income, net (Note 1)	24	65

Income before income taxes	481	528
Provision for income taxes (Note 5)	(180)	(34)

Net income attributable to Corning Incorporated	$301	$494

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.21	$0.33
Diluted (Note 6)	$0.20	$0.33

Dividends declared per common share	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended March 31,

	2014	2013

Net income attributable to Corning Incorporated	$301	$494

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(132)	(505)
Net unrealized gains on investments	13	7
Unamortized gains (losses) and prior service costs for postretirement benefit plans	9	(1)
Net unrealized (losses) gains on designated hedges	(4)	11
	(114)	(488)
Comprehensive income attributable to Corning Incorporated	$187	$6

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets

Current assets:
Cash and cash equivalents	$4,968	$4,704
Short-term investments, at fair value (Note 7)	644	531
Total cash, cash equivalents and short-term investments	5,612	5,235
Trade accounts receivable, net of doubtful accounts and allowances - $32 and $28	1,588	1,253
Inventories (Note 8)	1,395	1,270
Deferred income taxes (Note 5)	321	278
Other current assets	697	855
Total current assets	9,613	8,891

Investments (Note 9)	1,976	5,537
Property, net of accumulated depreciation - $8,141 and $7,865 (Note 11)	13,344	9,801
Goodwill and other intangible assets, net (Note 12)	1,665	1,542
Deferred income taxes (Note 5)	2,180	2,234
Other assets	766	473

Total Assets	$29,544	$28,478

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$468	$21
Accounts payable	732	771
Other accrued liabilities (Note 3)	846	954
Total current liabilities	2,046	1,746

Long-term debt (Note 4)	3,224	3,272
Postretirement benefits other than pensions	766	766
Other liabilities (Note 3)	1,789	1,483
Total liabilities	7,825	7,267

Commitments and contingencies (Note 3)
Shareholders’ equity (Note 16):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,667 million and 1,661 million	833	831
Additional paid-in capital – common stock	13,072	13,066
Retained earnings	11,465	11,320
Treasury stock, at cost; Shares held: 361 million and 262 million	(5,950)	(4,099)
Accumulated other comprehensive (loss) income	(70)	44
Total Corning Incorporated shareholders’ equity	21,650	21,162
Noncontrolling interests	69	49
Total equity	21,719	21,211

Total Liabilities and Equity	$29,544	$28,478

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$301	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	289	248
Amortization of purchased intangibles	8	7
Restructuring, impairment and other charges	17
Stock compensation charges	15	11
Equity in earnings of affiliated companies	(86)	(173)
Dividends received from affiliated companies	1,610	161
Deferred tax expense (benefit) provision	22	(30)
Restructuring payments	(11)	(16)
Employee benefit payments (in excess of) less than expense	(17)	15
Gains on translated earnings contracts	(2)	(24)
Changes in certain working capital items:
Trade accounts receivable	21	17
Inventories	(3)	(138)
Other current assets	28	(2)
Accounts payable and other current liabilities	(413)	(112)
Other, net	(42)	165
Net cash provided by operating activities	1,737	623

Cash Flows from Investing Activities:
Capital expenditures	(246)	(194)
Acquisitions of business, net of cash received	66
Investment in unconsolidated entities	(109)
Short-term investments – acquisitions	(445)	(291)
Short-term investments – liquidations	338	469
Premium on purchased collars		(107)
Realized gains on translated earnings contracts	89
Other, net	6	1
Net cash used in investing activities	(301)	(122)

Cash Flows from Financing Activities:
Retirement of long-term debt		(498)
Net repayments of short-term borrowings and current portion of long-term debt	(8)	(9)
Principal payments under capital lease obligations		(1)
Proceeds from issuance of commercial paper	418
Proceeds from issuance of preferred stock	400
Proceeds from the exercise of stock options	50	12
Repurchases of common stock for treasury	(1,901)
Dividends paid	(136)	(133)
Net cash used in by financing activities	(1,177)	(629)
Effect of exchange rates on cash	5	(63)
Net increase (decrease) in cash and cash equivalents	264	(191)
Cash and cash equivalents at beginning of period	4,704	4,988

Cash and cash equivalents at end of period	$4,968	$4,797

In the first quarter of 2014, Corning issued 1,900 shares of Preferred Stock to Samsung Display Co., Ltd. in connection with the acquisition of their equity interests in Samsung Corning Precision Materials Co., Ltd. (Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. GAAP for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

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

Samsung Corning Precision Materials Co., Ltd. (“Samsung Corning Precision Materials”)

As further discussed in Note 10 (Acquisition), on January 15, 2014, Corning completed a series of strategic and financial agreements to acquire the common shares of Samsung Corning Precision Materials (“Acquisition”) previously held by Samsung Display Co., Ltd. (“Samsung Display”). As a result of these transactions, Corning is now the owner of 100% of the common shares of Samsung Corning Precision Materials, which we have consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials Co., Ltd., (“Corning Precision Materials”), the former Samsung Corning Precision Materials organization and operations was integrated into the Display Technologies segment in the first quarter of 2014.

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended March 31,
	2014	2013
Royalty income from Samsung Corning Precision Materials		$15
Foreign currency exchange and hedge (loss) gain, net	$(6)	31
Net loss attributable to noncontrolling interests	3	1
Other, net	27	18
Total	$24	$65

Beginning in the first quarter of 2014, due to the Acquisition and subsequent consolidation of Samsung Corning Precision Materials (now Corning Precision Materials), royalty income from Corning Precision Materials is no longer recognized in Corning’s consolidated statement of income.

Included in the line item Foreign currency exchange and hedge (loss) gain, net for the three months ended March 31, 2014 and 2013 is the impact of the purchased collars and average forward contracts, which hedge our exposure to movements in the Japanese yen and its impact on our net earnings, in the amount of $2 million and $24 million, respectively.

New Accounting Standards

At March 31, 2014, there are no recently issued accounting standards that will have a material impact on Corning when adopted in a future period.

2.      Restructuring, Impairment and Other Charges

2014 Activity

In the first quarter of 2014, we recorded charges of $17 million, pre-tax, for employee related costs and assets impairment charges associated with some minor restructuring activities in the Optical Communications and Specialty Materials segments, with total cash expenditures estimated to be $3 million. Annualized savings from these actions are anticipated to be approximately $5 million and will be reflected primarily in gross margin and operating expenses.

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

The following table summarizes the restructuring, impairment and other charges for the three months ended March 31, 2014 (in millions):
	Reserve at January 1, 2014	Net Charges/ Reversals	Cash payments	Reserve at March 31, 2014
Restructuring:
Employee related costs	$36	$3	$(11)	$28
Other charges	8			8
Total restructuring activity	$44	$3	$(11)	$36

Impairment charges and disposal of long-lived assets		$14

Total restructuring, impairment and other charges		$17

Cash payments for employee-related costs related to the 2014 and 2013 restructuring actions are expected to be substantially completed in 2014.

2013 Activity

The following table summarizes the restructuring reserve activity related to the 2012 corporate-wide restructuring plan for the three months ended March 31, 2013 (in millions):
	Reserve at January 1, 2013	Cash payments	Reserve at March 31, 2013
Restructuring:
Employee-related costs	$38	$(15)	$23
Other charges (credits)	4	(1)	3
Total restructuring activity	$42	$(16)	$26

Cash payments for the above restructuring activities were substantially completed in 2013.

3.      Commitments, Contingencies, and Guarantees

Dow Corning Corporation

Corning and The Dow Chemical Company (“Dow”) each own 50% of the common stock of Dow Corning Corporation (“Dow Corning”).  In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits.  On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the “Plan”) which provided for the settlement or other resolution of implant claims.  The Plan also included releases for Corning and Dow as shareholders in exchange for contributions to the Plan.

As a separate matter arising from its bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of March 31, 2014, Dow Corning has estimated the liability to commercial creditors to be within the range of $94 million to $309 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $94 million, net of applicable tax benefits.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.

Pittsburgh Corning Corporation and Other Asbestos Litigation

Corning and PPG Industries, Inc. (“PPG”) each own 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim.  Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products.

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).

Under this Plan, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value.  Corning has the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Plan requires Corning to make: (1) one payment of $70 million one year from the date the Plan becomes effective and certain conditions are met; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

The Bankruptcy Court’s confirmation of the Plan must be affirmed by the District Court, and one objector to the Plan continues to appeal the Bankruptcy Court’s confirmation of the Plan to the District Court.  Assuming the District Court affirms the confirmation, that decision may be appealed.  If that occurs, it could take many months for the confirmation of the Plan to be finally affirmed.

Other Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,400 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case.  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”).  The stay remains in place as of the date of this filing.  Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed.  These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date.  As of March 31, 2014, Corning had received for these cases approximately $19 million in insurance payments related to those claims.  If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

Total Estimated Liability for the Amended PCC Plan and the Other Asbestos Litigation

The liability for the Amended PCC Plan and the other asbestos litigation was estimated to be $692 million at March 31, 2014, compared with an estimate of liability of $690 million at December 31, 2013.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation under the Amended PCC Plan are not scheduled to commence until more than 12 months after the Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

Non-PCC Asbestos Cases Insurance Litigation

Several of Corning’s insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies affecting the non-PCC asbestos cases, including rights that may be affected by the potential resolutions described above.  Corning is vigorously contesting these cases, and management is unable to predict the outcome of the litigation.

Other Commitments and Contingencies

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

As of March 31, 2014 and December 31, 2013, contingent guarantees totaled a notional value of $174 million and $152 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  Included in these contingent guarantees is a credit facility of $25 million to Dow Corning.  The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan.  We also were contingently liable for purchase obligations of $123 million and $126 million, at March 31, 2014 and December 31, 2013, respectively.

Product warranty liability accruals were considered insignificant at March 31, 2014 and December 31, 2013.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 16 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2014, and December 31, 2013, Corning had accrued approximately $34 million (undiscounted) and $15 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.5 billion at March 31, 2014 and December 31, 2013, compared to recorded book values of $3.2 billion at March 31, 2014 and $3.3 billion at December 31, 2013.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

2014
At March 31, 2014, Corning had $418 million in outstanding commercial paper as part of the Company’s commercial paper program established in the second quarter of 2013.  The estimated fair value of this commercial paper approximates its carrying value due to the short-term maturities.

2013
In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of March 31, 2014, we were in compliance with this covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2014	2013

Provision for income taxes	$(180)	$(34)
Effective tax rate	37.4%	6.4%

For the three months ended March 31, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•
Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a deemed distribution to the U.S. of a portion of foreign current year earnings;

•	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset principally by a discrete tax charge in the first quarter of 2014 in the amount of $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries.

For the three months ended March 31, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies;
•	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	$54 million to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.2 and 1.5 percentage points for the three months ended March 31, 2014 and 2013, respectively.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of approximately $7 million of current earnings in 2014 that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws or the development of tax planning ideas that allow us to repatriate earnings at little or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.      Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):
	Three months ended March 31,
	2014	2013
Net income attributable to Corning Incorporated	$301	$494
Less: Series A convertible preferred stock dividend	(21)
Net income available to common stockholders - basic	280	494
Net income available to common stockholders - diluted	$280	$494

Weighted-average common shares outstanding - basic	1,359	1,472
Effect of dilutive securities:
Stock options and other dilutive securities	11	9
Weighted-average common shares outstanding - diluted	1,370	1,481
Basic earnings per common share	$0.21	$0.33
Diluted earnings per common share	$0.20	$0.33

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock	97
Employee stock options and awards	29	47
Accelerated share repurchase forward contract	12
Total	138	47

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Bonds, notes and other securities:
U.S. government and agencies	$637	$530	$637	$531
Equity securities	$6		$7
Total short-term investments	$643	$530	$644	$531
Asset-backed securities	$45	$46	$40	$38
Total long-term investments	$45	$46	$40	$38

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

The following table summarizes the contractual maturities of available-for-sale securities at March 31, 2014 (in millions):
Less than one year	$468
Due in 1-5 years	169
Due in 5-10 years
Due after 10 years (1)	40
Total	$677

(1)	Includes $40 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 (dollars in millions):
		March 31, 2014
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	20	$39	$(5)	$39	$(5)
Total long-term investments	20	$39	$(5)	$39	$(5)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2013
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	20	$38	$(8)	$38	$(8)
Total long-term investments	20	$38	$(8)	$38	$(8)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of March 31, 2014 and December 31, 2013, for securities that have credit losses, an other than temporary impairment loss of $4 and $6 million, respectively, is recognized in accumulated other comprehensive (loss) income.

Proceeds from sales and maturities of short-term investments totaled approximately $0.3 billion and $0.5 billion for the three months ended March 31, 2014 and 2013, respectively.

8.      Inventories

Inventories comprise the following (in millions):
	March 31, 2014	December 31, 2013
Finished goods	$535	$486
Work in process	238	234
Raw materials and accessories	317	311
Supplies and packing materials	305	239
Total inventories	$1,395	$1,270

9.      Investments

Samsung Corning Precision Materials

Prior to December 2013, Corning owned 50% of its equity affiliate, Samsung Corning Precision Materials, Samsung Display owned 42.5% and three shareholders owned the remaining 7%. In the fourth quarter of 2013, in connection with a series of strategic and financial agreements with Samsung Display announced in October 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on the Samsung Corning Precision Materials balance sheet at September 30, 2013. The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57%. Because this transaction did not result in a change in control based on the governing articles of this entity, Corning did not consolidate this entity as of December 31, 2013.

As further discussed in Note 10 (Acquisition), on January 15, 2014, Corning completed the series of strategic and financial agreements to acquire the common shares of Samsung Corning Precision Materials previously held by Samsung Display. As a result of these transactions, Corning is now the owner of 100% of the common shares of Samsung Corning Precision Materials, which we have consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials, the former Samsung Corning Precision Materials organization and operations was integrated into the Display Technologies segment in the first quarter of 2014.

Dow Corning Corporation (“Dow Corning”)

Summarized income statement information for Dow Corning is as follows for the three months ended March 31, 2014 and prior year comparative period: net sales $1,524 million (2013: $1,264 million), gross profit $483 million (2013: $324 million) and net income attributable to Dow Corning $191 million (2013: $62 million).  Dow Corning’s net income in the first quarter of 2014 includes a pre-tax gain on a derivative instrument of $99 million (after tax and non-controlling interests, Corning’s share was approximately $32 million).

10.      Acquisition

On January 15, 2014, Corning entered into a series of strategic and financial agreements pursuant to the Framework Agreement with Samsung Display, previously announced on October 22, 2013, to acquire the remaining common shares of Samsung Corning Precision Materials. The transaction is expected to strengthen product and technology collaborations between the two companies and allow Corning to extend its leadership in specialty glass and drive earnings growth.

The Acquisition was accounted for under the purchase method of accounting in accordance with business combination accounting guidance.  Accordingly, the preliminary purchase price was allocated to the assets acquired and liabilities assumed based on their fair value on the date of Acquisition.  The fair value was determined based on the fair value of consideration transferred for the 42.5% of Samsung Display’s shares.  Corning recognized a gain in the amount of $394 million in current period earnings, which was calculated from the pre-acquisition fair value of its previously held equity investment.

The following table summarizes the consideration transferred to acquire Samsung Corning Precision Materials, as well as the fair value of the non-controlling interest in Samsung Corning Precision Materials at the acquisition date.

Fair Value of Samsung Corning Precision Materials on Acquisition Date (in millions):
Corning Preferred Shares	$1,911
Settlement of pre-existing contract	(136)
Contingent consideration	(196)
Total consideration transferred	1,579
Fair value of equity investment	2,139
Total	$3,718

In connection with the purchase of Samsung Display’s equity interest in Samsung Corning Precision Materials pursuant to the Framework Agreement, the Company designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share (“Preferred Stock”).  As contemplated by the Framework Agreement, Samsung Display became the owner of 2,300 shares of Preferred Stock (with an issue price of $1 million per share), of which 1,900 shares were issued in connection with the Acquisition and 400 shares were issued for cash.

Corning issued 1,900 Preferred Shares as consideration in the Acquisition of Samsung Corning Precision Materials which had a fair value of $1.9 billion on the acquisition date. The fair value was determined using an option pricing model based on the features of the instrument.  That measure is based on Level 2 inputs observable in the market such as Corning’s common stock price and dividend yield.

At Acquisition, in addition to the $394 million gain on our previously held equity investment, the Company also recorded the effective settlement of a pre-existing contract with Samsung Corning Precision Materials related to a technology license agreement.  The contract was valued using the Income Approach, specifically a relief from royalty method.  As a result, a loss of $320 million was recorded in the first quarter of 2014.

The Acquisition also includes a contingent consideration arrangement that potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Samsung Corning Precision Materials for the period between acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million. The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company’s projections of future revenues generated by Corning Precision Materials.

As of March 31, 2014, there were no significant changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the Acquisition of Samsung Corning Precision Materials.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at acquisition date.  Corning has not completed its accounting for the Acquisition and its review of deferred taxes; therefore, amounts are subject to change.

Recognized amounts of identified assets acquired and liabilities assumed (in millions):
Cash and cash equivalents (1)	$133
Trade Receivables	353
Inventory	119
Property, plant and equipment	3,603
Other current and non-current assets	80
Debt – current	(32)
Accounts payable and accrued expenses	(343)
Other current and non-current liabilities	(278)
Total identified net assets	3,635
Non-controlling interests	15
Fair value of Samsung Corning Precision Materials on acquisition date	(3,718)
Goodwill (2)	$68

(1)	Cash and cash equivalents acquired is presented net of the 2014 dividend distribution subsequent to the Acquisition, in the amount of $2.8 billion.
(2)	The goodwill recognized is not deductible for U.S. income tax purposes. The goodwill was allocated to the Display segment.

The goodwill is primarily attributable to the workforce of the acquired business and the synergies expected to arise after the Acquisition of Samsung Corning Precision Materials. Acquisition-related costs of $90 million in the three months ended March 31, 2014 included costs for post combination compensation expense, legal, accounting, valuation and other professional services and were included in selling, general and administrative expenses in the Consolidated Statements of Income.  In the first quarter of 2014, the consolidation of Corning Precision Materials added $428 million to Net sales and $113 million to Net income attributable to Corning Incorporated.

Unaudited Pro Forma Financial Information

The unaudited pro forma combined consolidated statement of income for the quarter ended March 31, 2013, was derived from the unaudited financial statements of Corning and Samsung Corning Precision Materials for the quarter ended March 31, 2013, and is presented to show how Corning might have looked had the Acquisition occurred as of January 1, 2013.

The unaudited pro forma combined consolidated financial information was prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The unaudited pro forma adjustments reflecting the Acquisition have been prepared in accordance with the business combination accounting guidance and reflect the preliminary allocation of the purchase price to the acquired assets and liabilities based upon the preliminary estimate of fair values, using the assumptions set forth above.

(in millions, except per share data)	Three months ended March 31, 2013
Net sales	$2,388
Net income from continuing operations - basic	$620
Net income from continuing operations - diluted	$644
Earnings per common share attributable to common shareholders
Basic	$0.42
Diluted	$0.40
Shares used in computing per share amounts
Basic	1,472
Diluted	1,596

There were no other significant acquisitions for the three months ended March 31, 2014, and for the year ended December 31, 2013.

11.      Property, Net of Accumulated Depreciation

Property, net of accumulated depreciation follows (in millions):
	March 31, 2014	December 31, 2013
Land	$496	$121
Buildings	5,619	4,175
Equipment	13,683	12,286
Construction in progress	1,687	1,084
	21,485	17,666
Accumulated depreciation	(8,141)	(7,865)
Total	$13,344	$9,801

The increase in Property, net of accumulated depreciation, in the first quarter of 2014 is entirely driven by the Acquisition of Samsung Corning Precision Materials, which added $3.6 billion to this balance.

In the three months ended March 31, 2014 and 2013, interest costs capitalized as part of Property, net of accumulated depreciation, were $10 million and $9 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At March 31, 2014 and December 31, 2013, the recorded value of precious metals each totaled $3.3 billion and $2.2 billion, respectively.  Depletion expense for precious metals in the three months ended March 31, 2014 and 2013 totaled $8 million and $6 million, respectively.  The consolidation of Corning Precision Materials added approximately $1.1 billion in precious metals and approximately $2 million of depletion expense in the first quarter of 2014.

12.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended March 31, 2014 and December 31, 2013 is as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2013	$240	$9	$150	$603	$1,002
Acquired goodwill (1)		68	54		122
Foreign currency translation adjustment				1	1
Balance at March 31, 2014	$240	$77	$204	$604	$1,125

(1)
The Company recorded the acquisition of Samsung Corning Precision Materials and a small acquisition in the Specialty Materials segment in the first quarter of 2014.  Refer to Note 10 (Acquisition) to the Consolidated Financial Statements for additional information on the Acquisition of Samsung Corning Precision Materials.

Corning’s gross goodwill balances for the periods ended March 31, 2014 and December 31, 2013 were $7.6 billion and $7.5 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended March 31, 2014 and December 31, 2013, and were generated entirely through goodwill impairments related to the Optical Communications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	March 31, 2014			December 31, 2013
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$307	$141	$166	$290	$138	$152
Customer lists and other	427	53	374	436	48	388

Total	$734	$194	$540	$726	$186	$540

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets remained the same during the first three months of 2014, primarily due to amortization of $8 million offset by a small acquisition and foreign currency translation adjustments.

Amortization expense related to these intangible assets is estimated to be $34 million for 2014, $33 million for 2015 and $32 million annually from 2016 to 2019.

13.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013

Service cost	$16	$19	$3	$4
Interest cost	38	34	9	10
Expected return on plan assets	(43)	(42)
Amortization of net loss				4
Amortization of prior service cost (credit)	2	1	(1)	(2)
Total pension and postretirement benefit expense	$13	$12	$11	$16

14.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for the translated earnings contracts of $11.6 billion at March 31, 2014 (at December 31, 2013: $6.8 billion), comprising purchased collars of $4.5 billion (at December 31, 2013: $5.9 billion) and average rate forwards of $7.1 billion (at December 31, 2013: $0.9 billion).  With respect to the purchased collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased collar instruments, either the put or the call option can be exercised at maturity.  As of March 31, 2014, the total net notional value of the purchased collars was $2 billion (at December 31, 2013: $3 billion).

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2014 and December 31, 2013 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2014	2013		2014	2013		2014	2013

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 388	$ 433	Other current assets	$ 2	$ 8	Other accrued liabilities	$ (3)	$ (3)
Interest rate contracts	$ 550	$ 550				Other liabilities	$(23)	$(28)

Derivatives not designated as hedging instruments

Foreign exchange contracts	$ 1,100	$ 804	Other current assets	$ 9	$ 20	Other accrued liabilities	$ (4)	$ (3)
Translated earnings contracts	$11,615	$6,826	Other current assets	$248	$344	Other accrued liabilities	$ (1)	$ (3)
			Other assets	$120	$ 90

Total derivatives	$13,653	$8,613		$379	$462		$(31)	$(37)

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended March 31, 2014 and 2013 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the quarter ended March 31
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2014	2013		2014	2013

Interest rate hedges			Cost of sales	$0	$ 8
Foreign exchange contracts	$(7)	$37	Other income, net	$0	$13

Total cash flow hedges	$(7)	$37		$0	$21

(1)	The amount of hedge ineffectiveness at March 31, 2014 and 2013 was insignificant.

		Gain (loss) recognized in income (1)
Undesignated derivatives	Location	2014	2013

Foreign exchange contracts – balance sheet	Other income, net	$(12)	$47
Foreign exchange contracts – loans	Other income, net	4	58
Translated earnings contracts	Other income, net	2	24

Total undesignated		$(6)	$129

(1)
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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$644	$644
Other current assets (1)	$259		$259
Non-current assets:
Other assets (1)(2)	$160		$160

Current liabilities:
Other accrued liabilities (1)	$8		$8
Non-current liabilities:
Other liabilities (1)	$23		$23

(1)
Derivative assets and liabilities include foreign exchange forward and purchased collar contracts, and interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)	Other assets include asset backed securities which are measured using observable quoted prices for similar assets.

		Fair value measurements at reporting date using
	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$531	$531
Other current assets (1)	$372		$372
Non-current assets:
Other assets (1)(2)	$128		$128

Current liabilities:
Other accrued liabilities (1)	$9		$9
Non-current liabilities:
Other liabilities (1)	$28		$28

(1)
Derivative assets and liabilities include foreign exchange forward and purchased collar contracts, and interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)	Other assets include asset backed securities which are measured using observable quoted prices for similar assets.

As a result of the Acquisition of Samsung Corning Precision Materials, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  This contingent consideration arrangement potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Samsung Corning Precision Materials for the period between acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company’s projection of future revenues generated by Corning Precision Materials.  Changes in the fair value of the contingent consideration in future periods will be valued using an option pricing model and will be recorded in Corning’s results in the period of the change.  As of March 31, 2014, there were no significant changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the Acquisition of Samsung Corning Precision Materials.  As of December 31, 2013, the Company did not have any financial assets or liabilities that were measured on a recurring basis using unobservable (or Level 3) inputs.

16.      Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 1,900 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $1.9 billion, to Samsung Display in connection with the Acquisition of their equity interests in Samsung Corning Precision Materials.  Corning also issued to Samsung Display an additional amount of Preferred Stock at closing, for an aggregate issue price of $400 million in cash.

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s board of directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  Following the seventh anniversary of the closing of the Acquisition, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

Share Repurchases

On October 31, 2013, as part of the previously authorized share repurchase program announced on April 24, 2013, Corning entered into an accelerated share repurchase (“ASR”) agreement with JP Morgan Chase Bank, National Association, London Branch (“JPMC”).  Under the ASR agreement with JPMC, Corning agreed to purchase $1 billion of its common stock, in total, with an initial delivery by JPMC of 47.1 million shares based on the current market price, and payment of $1 billion made by Corning to JPMC.  The payment to JPMC was recorded as a reduction to shareholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 47.1 million shares received upon execution, and a $200 million decrease in other-paid-in capital, which reflects the value of the stock held back by JPMC pending final settlement.  On January 28, 2014, the ASR agreement with JPMC was completed.  Corning received an additional 10.5 million shares on January 31, 2014 to settle the ASR agreement.  In total, Corning purchased 57.6 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR agreement with JPMC, less a discount.  The program announced on April 24, 2013 was finalized in the first quarter of 2014.

On March 3, 2014, as part of the $2.0 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014, Corning entered into an ASR agreement with Citibank N.A. (“Citi”).  Under the ASR agreement with Citi, Corning agreed to purchase $1.25 billion of its common stock, in total, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  The payment to Citi was recorded as a reduction to shareholders’ equity, consisting of a $1.0 billion increase in treasury stock, which reflects the value of the initial 52.5 million shares received upon execution, and a $250 million decrease in other-paid-in capital, which reflects the value of the stock held back by Citi pending final settlement.  The ASR agreement with Citi is expected to be completed in the second quarter of 2014.

In addition to the ASR agreements, during the first quarter of 2014, we repurchased 26.7 million shares of common stock on the open market for approximately $484 million as part of the share repurchase program announced on April 24, 2013, and 8.7 million shares of common stock on the open market for approximately $167 million as part of the share repurchase program made effective on January 15, 2014.

Accumulated Other Comprehensive Income

In the first three months of 2014 and 2013, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation component.  In the first three months of 2014, a $136 million cumulative foreign currency translation gain was released to income as a result of the step acquisition of Samsung Corning Precision Materials and included in the gain on previously held equity investment.  In the first three months of 2013, foreign currency translation losses of $505 million were recognized in AOCI (Corning: $329 million; equity method affiliates: $176 million).  There are no material tax effects related to foreign currency translation gain and losses.

17.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $15 million and $11 million for the three months ended March 31, 2014 and 2013, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the three months ended March 31, 2014:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2013	57,139	$17.83
Granted	528	20.80
Exercised	(4,571)	11.75
Forfeited and Expired	(161)	15.85
Options Outstanding as of March 31, 2014	52,935	18.39	4.95	$201,401
Options Expected to Vest as of March 31, 2014	52,817	18.40	4.95	200,454
Options Exercisable as of March 31, 2014	40,470	19.78	3.90	114,511

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2014, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of March 31, 2014, there was approximately $17 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.4 years.  Compensation cost related to stock options was approximately $6 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

Proceeds received from the exercise of stock options were $50 million and $12 million for the three months ended March 31, 2014 and 2013, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was approximately $32 million and $13 million, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not fully recognized due to net operating loss carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our stock option plans:
	Three months ended March 31,
	2014			2013
Expected volatility	46.2	-	46.2%	47.1	-	47.4%
Weighted-average volatility	46.2	-	46.2%	47.1	-	47.4%
Expected dividends	2.09	-	2.09%	3.02	-	3.02%
Risk-free rate	2.2	-	2.2%	1.1	-	1.5%
Average risk-free rate	2.2	-	2.2%	1.4	-	1.4%
Expected term (in years)	7.2	-	7.2	5.8	-	7.2
Pre-vesting departure rate	0.5	-	0.5%	0.4	-	4.1%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2013, and changes which occurred during the three months ended March 31, 2014:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2013	6,108	$14.58
Granted	1,270	20.28
Vested	(1,011)	18.57
Forfeited	(7)	14.91
Non-vested shares and share units at March 31, 2014	6,360	$15.08

As of March 31, 2014, there was approximately $44 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $9 million and $6 million for the three months ended March 31, 2014 and 2013, respectively.

18.      Significant Customers

For the three months ended March 31, 2014, Corning had one customer that individually accounted for 10% or more of the Company’s consolidated net sales.  For the three months ended March 31, 2013, Corning had no customers that individually accounted for 10% or more of the Company’s consolidated net sales.

19.      Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures liquid crystal display (“LCD”) glass for flat panel displays.
•	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
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

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2014
Net sales	$929	$593	$275	$261	$210	$21	$2,289
Depreciation (1)	$173	$36	$30	$27	$15	$5	$286
Amortization of purchased intangibles		$2			$6		$8
Research, development and engineering expenses (2)	$45	$37	$21	$33	$5	$28	$169
Restructuring, impairment and other charges	$5	$12					$17
Equity in earnings of affiliated companies	$(9)		$1			$2	$(6)
Income tax (provision) benefit	$(198)	$(19)	$(21)	$(16)	$(8)	$16	$(246)
Net income (loss) (3)	$209	$27	$43	$31	$17	$(40)	$287

Three months ended March 31, 2013
Net sales	$650	$470	$228	$258	$207	$1	$1,814
Depreciation (1)	$124	$34	$31	$39	$14	$4	$246
Amortization of purchased intangibles		$2			$5		$7
Research, development and engineering expenses (2)	$19	$35	$23	$35	$5	$36	$153
Equity in earnings of affiliated companies	$133	$1				$5	$139
Income tax (provision) benefit	$(80)	$(17)	$(13)	$(19)	$(5)	$15	$(119)
Net income (loss) (3)	$349	$35	$27	$39	$12	$(28)	$434

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended March 31,
	2014	2013
Net income of reportable segments	$327	$462
Non-reportable segments	(40)	(28)
Unallocated amounts:
Net financing costs (1)	(29)	(34)
Stock-based compensation expense	(15)	(11)
Exploratory research	(27)	(24)
Corporate contributions	(5)	(13)
Equity in earnings of affiliated companies, net of impairments (2)	92	34
Asbestos settlement	(2)	(2)
Purchased collars and average forward contracts	2	24
Other corporate items (3)	(2)	86
Net income	$301	$494

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning, which includes our portion of a mark-to-market gain on a derivative instrument, totaling $32 million, for the three months ended March 31, 2014 and a $2 million restructuring charge for our share of costs for headcount reductions and asset write-offs for the three months ended March 31, 2013.

(3)	For the three months ended March 31, 2013, Corning recorded a $54 million tax benefit for the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the first quarter of 2014, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, four customers accounted for 72% of total segment sales.
•	In the Optical Communications segment, no customer accounted for 10% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 88% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 50% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 43% of total segment sales.

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

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2013 Form 10-K. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K, and as may be updated in our Forms 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 31, 2014.

Our MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Capital Resources and Liquidity
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW
Although Corning’s net sales increased by 26% in the first quarter of 2014 when compared to the same period last year, net income declined by 39% driven largely by the impacts of withholding tax on a dividend from Samsung Corning Precision Materials, the depreciation of the Japanese yen versus the U.S. dollar and price declines in our Display Technologies segment, slightly offset by higher net income in the Environmental Technologies segment and higher equity earnings from our equity affiliate Dow Corning.

Net sales in the first quarter of 2014 increased by $475 million to $2,289 million, when compared to the first quarter of 2013.  The increase in net sales was due to the following items:

•
Higher sales in the Display Technologies segment, driven by the acquisition of the remaining equity interests in our affiliate Samsung Corning Precision Materials, now known as Corning Precision Materials, resulting in consolidation of this entity beginning in the first quarter of 2014, which increased sales by $428 million.  Price declines in the mid-teens in percentage terms somewhat offset the increase from Corning Precision Materials;

•
An increase in net sales in the Optical Communications segment in the amount of $123 million, driven by an increase in sales of carrier network products in the amount of $98 million, largely due to growth in North America, China and Europe, and an increase of $25 million in enterprise network products; and

•
An increase of $47 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America.

In the first quarter of 2014, we generated net income of $301 million or $0.20 per share, compared to net income of $494 million or $0.33 per share for the same period in 2013.  When compared to the same period last year, the decrease in net income in the three months ended March 31, 2014 was due largely to the following items:

•
A dividend withholding tax in the amount of $102 million on Corning’s share of the dividend from Samsung Corning Precision Materials distributed subsequent to the Acquisition of the remaining equity interests of the affiliate;

•	Price declines in the Display Technologies segment in the mid-teens in percentage terms;
•	The negative impact from the depreciation of the Japanese-yen versus the U.S. dollar in the amount of $89 million;
•
Higher operating expenses, driven by the consolidation of Corning Precision Materials, an increase in acquisition-related costs and an increase in share-based and performance-based compensation expenses; and

•
The absence of a tax benefit in the amount of $54 million recorded in the first quarter of 2013 related to the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012.

The decrease in net income for the three months ended March 31, 2014 was offset somewhat by the following:

•	Higher net income in the Environmental Technologies segment, driven by an increase in demand for our diesel products; and
•
An increase in equity earnings from Dow Corning, due to a mark-to-market gain on a derivative instrument in the amount of $32 million, and an increase in volume and the settlement of a long-term sales agreement in the amount of $9 million in their polysilicon segment.

Our key priorities for 2014 remain similar to those from previous years:  protect our financial health and invest in the future.  During the first quarter of 2014, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

We ended the first quarter of 2014 with $5.6 billion of cash, cash equivalents and short-term investments, an increase from the balance at December 31, 2013 of $5.2 billion, and well above our debt balance at March 31, 2014 of $3.7 billion.  The increase in cash was driven by the consolidation of Corning Precision Materials beginning in the first quarter of 2014, and the cash received from Samsung Display for the additional issuance of Preferred Stock in connection with the Acquisition, offset by the cash paid for our share repurchases.

•
Our debt to capital ratio increased from 13% reported at December 31, 2013 to 15% at March 31, 2014, driven by an increase in the amount of outstanding commercial paper and our share repurchase program.

•
Operating cash flow in the three months ended March 31, 2014 was $1,737, an increase of $1,114 million when compared to the first quarter of 2013, driven by a dividend from Samsung Corning Precision Materials distributed subsequent to the Acquisition of the remaining equity interests of the affiliate.

Investing In Our Future
Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  During 2014, we will maintain our innovation strategy focused on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long range opportunities in each of our market segments.  Our spending levels for research, development, and engineering declined slightly in the first quarter of 2014, from 10% to 9% of sales, when compared to the same period last year.

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

Capital spending totaled $246 million and $194 million for the three months ended March 31, 2014 and 2013, respectively.  Spending in the first three months of 2014 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2014 capital spending to be approximately $1.5 billion.  We expect that approximately $560 million will be directed toward our Display Technologies segment, of which approximately $107 million is related to capital projects started in 2012 and 2013.

Corporate Outlook
Our recent acquisition of the remaining interest in our equity affiliate Samsung Corning Precision Materials will drive growth in 2014.  We also expect sales to grow in our Optical Communications, Life Sciences, Specialty Materials and Environmental Technologies segments, and, in our Display Technologies segment, for our market share to stabilize and for price declines to be moderate.  We anticipate a rise in global demand for Corning’s carrier network products, combined with growth of enterprise network products, that will increase sales in our Optical Communications segment.  We believe the overall LCD glass retail market in 2014 will increase in the mid-to-high single digits in percentage terms, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  Net income may be negatively impacted by the impact of movements in foreign exchange rates.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the first quarter follow (dollars in millions):
	Three months ended March 31,		% change
	2014	2013	14 vs. 13

Net sales	$2,289	$1,814	26

Gross margin	$935	$770	21
(gross margin %)	41%	42%

Selling, general and administrative expenses	$395	$259	53
(as a % of net sales)	17%	14%

Research, development and engineering expenses	$198	$178	11
(as a % of net sales)	9%	10%

Equity in earnings of affiliated companies	$86	$173	(50)
(as a % of net sales)	4%	10%

Transaction-related gain, net	$74		*
(as a % of net sales)	3%

Income before income taxes	$481	$528	(9)
(as a % of net sales)	21%	29%

Provision for income taxes	$(180)	$(34)	(429)
(as a % of net sales)	(8)%	(2)%

Net income attributable to Corning Incorporated	$301	$494	(39)
(as a % of net sales)	13%	27%
* Percent change not meaningful

Net Sales
For the three months ended March 31, 2014, net sales increased in all of our segments, improving by $475 million, when compared to the same period in 2013.  Driving the growth in net sales are the following items:

•
The impact of the acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the subsequent consolidation of this entity, which added approximately $428 million in net sales;

•
An increase of net sales in the Optical Communications segment of $123 million, or 26%, driven by an increase of $98 million for our carrier network products and an increase of $25 million for our enterprise network products.  Driving the growth in carrier network products are the following items:

o	Higher sales of cable products in North America and Europe, up $31 million and $32 million, respectively;
o	The impact of a small acquisition and the consolidation of an investment due to a change in control which occurred in the second quarter of 2013, which added approximately $22 million;
o	An increase of $5 million in sales of wireless products; and
o	An increase in sales of optical fiber, driven by higher demand for single-mode fiber in Europe and North America.

•
An increase in Environmental Technologies segment net sales in the amount of $47 million, or 21%, driven by higher demand for our heavy duty diesel products, which increased by $33 million, propelled by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America, and an increase of $6 million in net sales of light duty diesel products, driven by higher volume in Europe.

•	An increase in net sales of $3 million in both the Specialty Materials and Life Sciences segments.

Although the impact of fluctuations in foreign currency exchange rates did not materially impact net sales in our Optical Communications, Environmental Technologies, Life Sciences and Specialty Materials segments, the impact of the fluctuation in the Japanese yen had a negative impact of approximately $60 million on net sales in our Display Technologies segment in the first quarter, when compared to the first quarter of 2013.

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

Gross Margin
Gross margin dollars increased by $165 million, driven largely by the consolidation of Corning Precision Materials.  As a percentage of net sales, gross margin for the three months ended March 31, 2014 decreased slightly when compared to the same period last year, due primarily by the impact of the weakening of the Japanese yen in the amount of $45 million and price declines in our Display Technologies segment in the mid-teens in percentage terms, offset somewhat by the positive impact of Corning Precision Materials and improvements in manufacturing performance in the Environmental Technologies segment.

Selling, General and Administrative Expenses
For the three months ended March 31, 2014, selling, general and administrative expenses increased by $136 million, driven largely by the consolidation of Corning Precision Materials, which increased selling, general and administrative expenses by approximately $25 million, an increase of $10 million in share-based and performance-based compensation expenses and an increase of approximately $90 million in acquisition-related costs, including $72 million of post-combination compensation expense, offset somewhat by cost control measures implemented by our segments.  As a percentage of net sales, selling, general and administrative expenses increased by 3% when compared to the first quarter of 2013, driven by expenses related to the Acquisition.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three months ended March 31, 2014, research, development and engineering expenses increased by $20 million, when compared to the same period last year, driven by the consolidation of Corning Precision Materials, offset slightly by lower spending in the Specialty Materials segment.  As a percentage of net sales, research, development and engineering expenses decreased slightly when compared to the same period in 2013.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended March 31,
	2014	2013
Samsung Corning Precision Materials		$133
Dow Corning Corporation	$92	35
All other	(6)	5
Total equity earnings	$86	$173

Equity earnings of affiliated companies decreased in the three months ended March 31, 2014, when compared to the same period last year, reflecting the Acquisition and subsequent consolidation of Samsung Corning Precision Materials, offset somewhat by a substantial increase in equity earnings from Dow Corning.  Equity earnings from Dow Corning were positively impacted by the following items:

•	Corning’s share of a mark-to-market gain on a derivative instrument in the amount of $32 million;
•	An increase in equity earnings of $29 million in the polysilicon segment, driven by higher volume and the settlement of a long-term sales agreement in the amount of $9 million.

Other Income, Net
“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended March 31,
	2014	2013
Royalty income from Samsung Corning Precision Materials		$15
Foreign currency exchange and hedge (losses) gains, net	$(6)	31
Net loss attributable to noncontrolling interests	3	1
Other, net	27	18
Total	$24	$65

Beginning in the first quarter of 2014, due to the Acquisition and subsequent consolidation of Samsung Corning Precision Materials (now Corning Precision Materials), royalty income from Corning Precision Materials is no longer recognized in Corning’s consolidated statement of income.

Included in the line item Foreign currency exchange and hedge (losses) gains, net for the three months ended March 31, 2014 and 2013 is the positive impact of the purchased collars and average forward contracts, which hedge our exposure to movements in the Japanese yen and its impact on our net earnings, in the amount of $2 million and $24 million, respectively.

Income Before Income Taxes
Income before income taxes for the three months ended March 31, 2014, was negatively impacted in the approximate amount of $100 million by the significant depreciation of the Japanese yen versus the U.S. dollar when compared to the same period last year.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2014	2013

Provision for income taxes	$(180)	$(34)
Effective tax rate	37.4%	6.4%

For the three months ended March 31, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•
Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a deemed distribution to the U.S. of a portion of foreign current year earnings;

•	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset principally by a discrete tax charge in the first quarter of 2014 in the amount of $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries.

For the three months ended March 31, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies;
•	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax;
•	$54 million to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended March 31,
	2014	2013
Net income attributable to Corning Incorporated – basic	$280	$494
Net income attributable to Corning Incorporated – diluted	$280	$494
Basic earnings per common share	$0.21	$0.33
Diluted earnings per common share	$0.20	$0.33
Shares used in computing per share amounts
Basic earnings per common share	1,359	1,472
Diluted earnings per common share	1,370	1,481

CORE PERFORMANCE MEASURES
In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at Core Performance measures.  We believe reporting Core Performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Net sales, equity in earnings of affiliated companies, and net income are adjusted to exclude the impacts of changes in the Japanese yen, the impact of the purchased collars, average forward contracts and other yen-related transactions, acquisition-related costs, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments, and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for U.S. GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended March 31,		% change
	2014	2013	14 vs. 13
Core net sales	$2,389	$1,814	32%
Core equity in earnings of affiliated companies	$61	$180	(66)%
Core net income	$461	$431	7%

Core Net Sales
Core net sales in the first quarter of 2014 and 2013, which excludes the impact of changes in the Japanese yen, totaled $2,389 million and $1,814 million, respectively, an increase of $575 million, or 32%.  Driving the growth in core net sales are the following items:

•
The impact of the acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the subsequent consolidation of this entity, which added approximately $450 million in core net sales;

•
An increase of core net sales in the Optical Communications segment of $123 million, or 26%, driven by an increase of $98 million for our carrier network products and an increase of $25 million for our enterprise network products.  Driving the growth in carrier network products are the following items:

o	Higher sales of cable products in North America and Europe, up $31 million and $32 million, respectively;
o	The impact of a small acquisition and the consolidation of an investment due to a change in control which occurred in the second quarter of 2013, which added approximately $22 million;
o	An increase of $5 million in sales of wireless products; and
o	An increase in sales of optical fiber, driven by higher demand for single-mode fiber in Europe and North America.
•
An increase in Environmental Technologies segment core net sales in the amount of $47 million, or 21%, driven by higher demand for our heavy duty diesel products, which increased by $33 million, propelled by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America, and an increase of $6 million in core net sales of light duty diesel products, driven by higher volume in Europe.

•	An increase in core net sales of $3 million in both the Specialty Materials and Life Sciences segments.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of core equity in earnings of affiliated companies (in millions):
	Three months ended March 31,
	2014	2013
Samsung Corning Precision Materials		$133
Dow Corning Corporation *	$59	42
All other	2	5
Total equity earnings	$61	$180
*
In 2013, we excluded the operating results of Dow Corning’s consolidated subsidiary Hemlock Semiconductor, a producer of polycrystalline silicon to remove the impact of the severe unpredictability and instability in the polysilicon market.

Core equity earnings of affiliated companies decreased in the three months ended March 31, 2014, when compared to the same period last year, reflecting the Acquisition and subsequent consolidation of Samsung Corning Precision Materials, offset somewhat by an increase in equity earnings from Dow Corning.  Core equity earnings from Dow Corning in the first quarter of 2014 were positively impacted by the following item:

•
An increase in equity earnings of $22 million from Dow Corning’s consolidated subsidiary Hemlock Semiconductor, a producer of polycrystalline silicon, driven by higher volume and the settlement of a long-term sales agreement in the amount of $9 million.  We excluded the operating results of Hemlock Semiconductor in 2013 to remove the impact of the severe unpredictability and instability in the polysilicon market.  Beginning in 2014, due to the stabilization of the market, Hemlock’s operating results are included in core equity earnings.

Slightly offsetting the positive impact from Hemlock Semiconductor is a decline in equity earnings in the amount of $5 million from the silicones segment, driven by the absence of contract settlements in the first quarter of 2013.

Core Net Income
When compared to the same period last year, core net income increased in the three months ended March 31, 2014 by $30 million, or 7%, driven by the following items:

•	An increase in core net income of $16 million, or 59%, in the Environmental Technologies segment, driven by an increase in demand for our diesel products;
•	An increase in core net income of $4 million, or 11%, in the Optical Communications segment, driven by an increase in demand carrier network products; and
•	An increase in core equity earnings from Dow Corning.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended March 31,
	2014	2013
Core net income attributable to Corning Incorporated	$461	$431
Less: Series A convertible preferred stock dividend	(21)
Core net income available to common stockholders - basic	440	431
Add: Series A convertible preferred stock dividend	21
Core net income available to common stockholders - diluted	$461	$431

Weighted-average common shares outstanding - basic	1,359	1,472
Effect of dilutive securities:
Stock options and other dilutive securities	11	9
Series A convertible preferred stock	97
Weighted-average common shares outstanding - diluted	1,467	1,481
Core basic earnings per common share	$0.32	$0.29
Core diluted earnings per common share	$0.31	$0.29

Reconciliation of Non-GAAP Measures

We utilize certain financial measures and key performance indicators that are not calculated in accordance with GAAP to assess our financial and operating performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure as calculated and presented in accordance with GAAP in the statement of income or statement of cash flows.

Core net sales, core equity earnings of affiliated companies and core net income are non-GAAP financial measures utilized by our management to analyze financial performance without the impact of items that are driven by general economic conditions and events that do not reflect the underlying fundamentals and trends in the Company’s operations.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.
	Three months ended March 31, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$2,289	$86	$481	$301	37.4%	0.20
Constant-yen (1)	100		82	61		0.04
Purchased collars and average forward contracts (2)			(2)	(10)		(0.01)
Acquisition-related costs (4)			48	40		0.03
Discrete tax items (5)				21		0.01
Asbestos settlement (6)			2	1
Restructuring, impairment and other charges (7)			17	15		0.01
Liquidation of subsidiary (8)				(3)
Equity in earnings of affiliated companies (9)		(25)	(25)	(24)		(0.02)
Gain on previously held equity investment (10)			(394)	(292)		(0.20)
Settlement of pre-existing contract (10)			320	320		0.22
Post-combination expenses (10)			72	55		0.04
Other items related to the Acquisition of Samsung Corning Precision Materials (10)			(24)	(24)		(0.02)
Core Performance measures	$2,389	$61	$577	$461	20.1%	0.31

	Three months ended March 31, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$1,814	$173	$528	$494	6.4%	0.33
Purchased collars (2)			(23)	(16)		(0.01)
Other yen-related transactions (2)			(19)	(13)		(0.01)
Hemlock Semiconductor operating results (3)		5	5	4
Hemlock Semiconductor non-operating results (3)		2	2	2
Acquisition-related costs (4)			18	13		0.01
Discrete tax items (5)				(54)		(0.04)
Asbestos settlement (6)			2	1
Core Performance measures	$1,814	$180	$513	$431	16.0%	0.29

Items which we exclude from GAAP measures to arrive at Core Performance measures are as follows:

(1)
Constant-yen:  Because a significant portion of Corning’s LCD glass business revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core net income from translating yen into dollars.  Presenting results on a constant-yen basis eliminates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and to establish operational goals and forecasts.  We use an internally derived management rate of ¥93, which is closely aligned to our yen portfolio of purchased collars, and have restated all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

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

(3)
Results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor: In 2013, we excluded the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the operating and non-operating items and events which have caused severe unpredictability and instability in earnings beginning in 2012.  These events were primarily driven by the macro-economic environment.  Specifically, the negative impact of the determination by MOFCOM, which imposes provisional anti-dumping duties on solar-grade polysilicon imports from the United States, and the impact of asset write-offs, offset by the benefit of large payments required under Hemlock customers’ “take-or-pay” contracts, are events that are unrelated to Dow Corning’s core operations, and that have, or could have, significant impacts to this business. Beginning in 2014, due to the stabilization of the polycrystalline silicon industry, we will no longer exclude the operating results of Hemlock Semiconductor from core performance measures.

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(5)
Discrete tax items:  This represents the removal of discrete adjustments attributable to changes in tax law and changes in judgment about the realizability of certain deferred tax assets.  This item also includes the income tax effects of adjusting from a GAAP tax rate to a core net income tax rate.

(6)	Certain litigation-related charges: These adjustments relate to the Pittsburgh Corning Corporation (PCC) asbestos litigation.
(7)	Restructuring, impairment and other charges.
(8)	Liquidation of subsidiary: The partial impact of non-restructuring related items due to the decision to liquidate a consolidated subsidiary that is not significant.
(9)
Equity in earnings of affiliated companies:  These adjustments relate to items which do not reflect expected on-going operating results of our affiliated companies, such as restructuring, impairment and other charges and settlements under “take-or-pay” contracts.

(10)
Impacts from the Acquisition of Samsung Corning Precision Materials: Pre-acquisition gains and losses on previously held equity investment and other gains and losses related to the Acquisition, including the impact of the withholding tax on a dividend from Samsung Corning Precision Materials.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with U.S. GAAP.  The Display Technologies, Optical Communications, Specialty Materials and Life Sciences segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and with how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to the most directly comparable GAAP financial measure, please see “Reconciliation of non-GAAP Measures” below.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (in millions):
As Reported	Three months ended March 31,		% change
	2014	2013	14 vs. 13

Net sales	$929	$650	43%
Equity earnings of affiliated companies	$(9)	$133	(107)%
Net income	$209	$349	(40)%

Core Performance	Three months ended March 31,		% change
	2014	2013	14 vs. 13

Core net sales	$1,029	$650	58%
Core equity earnings of affiliated companies	$(2)	$133	(102)%
Core net income	$323	$336	(4)%

The following tables reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions).
	Three months ended March 31, 2014
(in millions)	Sales	Equity earnings	Net income
As reported	$929	$(9)	$209
Constant-yen (1)	100		63
Other yen-related transactions (2)			(56)
Acquisition-related costs (4)			35
Restructuring, impairment and other charges (7)			3
Equity earnings of affiliated companies (9)		7	6
Impacts from the Acquisition of Samsung Corning Precision Materials (10)			63
Core performance	$1,029	$(2)	$323
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

	Three months ended March 31, 2013
(in millions)	Sales	Equity earnings	Net income
As reported	$650	$133	$349
Other yen-related transactions (2)			(13)
Core performance	$650	$133	$336
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

When compared to the first quarter of 2013, the increase in core net sales in the first quarter of 2014 was due to the impact of the Acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the subsequent consolidation of this entity, which added $445 million in core net sales.  Also contributing to the sales growth was a slight increase in volume in the low single-digits.  Year-over-year segment price declines in the mid-teens in percentage terms in the first quarter of 2014 were higher than those we experienced during 2013.  These higher price declines are not related to the Acquisition of Samsung Corning Precision Materials, nor are they a result of recent supply contract renewals, and we expect to return to more moderate levels of price declines during the remainder of 2014.

Core net income in the Display Technologies segment decreased slightly in the three months ended March 31, 2014, when compared to the same period last year.  The positive impact of the consolidation of Corning Precision Materials beginning in the first quarter of 2014 was more than offset by the impact of price declines in the mid-teens in percentage terms, the absence of a subsidy received from the Chinese government in the first quarter of 2013 and the absence of royalty income from Samsung Corning Precision Materials.  Prior to the acquisition of Corning Precision Materials in January 2014, Corning licensed patents to and recorded third-party royalty income from Samsung Corning Precision Materials.  Beginning in the first quarter of 2014, Corning began consolidating Corning Precision Materials into its results, resulting in the elimination of royalty income upon consolidation.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three months ended March 31, 2014, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 72% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
We believe the overall LCD glass retail market in 2014 will increase in the mid-to-high single digits in percentage terms, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  We expect Corning’s share of the market in 2014 will remain consistent with our share in 2013.

In the second quarter, Corning expects its LCD glass volume to be up by a high single-digit percentage sequentially. Price declines in the second quarter are expected to be significantly less than those in the first quarter.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impacts that economic conditions, particularly a global economic recession, excess market capacity and world political tensions could have on consumer demand.  While the LCD industry has grown rapidly in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time but we believe that we have levers to proactively manage our capacity to adjust to fluctuations in demand.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.  In order to mitigate this risk, Corning entered into a series of foreign exchange contracts to hedge our exposure to movements in the Japanese yen and its impact on our earnings.

Optical Communications
The following table provides net sales and other data for the Optical Communications segment (in millions):
	Three months ended March 31,		% change
As Reported	2014	2013	14 vs. 13

Net sales:
Carrier network	$451	$353	28%
Enterprise network	142	117	21%
Total net sales	$593	$470	26%

Net income	$27	$35	(23)%

	Three months ended March 31,		% change
Core Performance	2014	2013	14 vs. 13

Core net sales:
Carrier network	$451	$353	28%
Enterprise network	142	117	21%
Total net sales	$593	$470	26%

Core net income	$39	$35	11%

The following table reconciles the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions).
	Three months ended March 31, 2014
(in millions)	Sales	Net income
As reported	$593	$27
Acquisition-related costs (4)		2
Restructuring, impairment and other charges (7)		12
Liquidation of subsidiary (8)		(2)
Core performance	$593	$39
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

In the first quarter of 2014, core net sales of the Optical Communications segment increased by $123 million, or 26%, when compared to the first quarter of 2013, driven by an increase of $98 million for our carrier network products.  Driving the growth in carrier network products are the following items:

•	Higher sales of cable products in North America and Europe, up $31 million and $32 million, respectively;
•	The impact of a small acquisition and the consolidation of an investment due to a change in control which occurred in the second quarter of 2013, which added approximately $22 million;
•	An increase of $5 million in sales of wireless products; and
•	An increase in sales of optical fiber, driven by higher demand for single-mode fiber in Europe and North America.

Sales in the enterprise network market increased by $25 million in the three months ended March 31, 2014, when compared to the same period in 2013, driven by higher sales of data center products in China, North America and Europe.

Although core net income increased in the first quarter of 2014 by 11%, growth was more moderate than the sales growth in this segment.  When compared to the first quarter of 2013, strong volume growth in both carrier network and enterprise network products was partially offset by fiber price declines in China, unfavorable mix in carrier products, an increase in operating expenses driven by a small acquisition and the consolidation of an investment due to a change in control and the absence of the inventory build we experienced in the first quarter of 2013.

Movements in foreign exchange rates did not significantly impact the results of this segment in the first quarter of 2014.

For the three months ended March 31, 2014, no customers of the Optical Communications segment represented 10% or more of total segment sales.

Outlook:
In the second quarter of 2014, Optical Communications segment second-quarter sales are expected to increase year-over-year by a mid-to-high single-digit percentage, driven by continued strong sales with carrier networks in North America and Europe, and by increasing demand for the company’s wireless solutions.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (in millions):
	Three months ended March 31,		% change
As Reported and Core Performance	2014	2013	14 vs. 13

Net sales:
Automotive	$133	$125	6%
Diesel	142	103	38%
Total net sales	$275	$228	21%

Net income	$43	$27	59%

In the three months ended March 31, 2014, net sales of this segment increased by $47 million, or 21% when compared to the same period in 2013.  Driving the increase was higher demand for our heavy duty diesel products, which increased by $33 million, propelled by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America.  Sales of light duty diesel products also improved, increasing $6 million, driven by higher volume in Europe.

Net income in the three months ended March 31, 2014 improved significantly, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy duty diesel products and higher European sales of light duty diesel products, combined with an increase in automotive substrate vehicle builds, drove the increase.

Movements in foreign exchange rates did not significantly impact the results of this segment in the first quarter of 2014.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three months ended March 31, 2014, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 88% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
For the Environmental Technologies segment, second-quarter sales are anticipated to grow by a low-to-mid teen percentage on a year-over-year basis. Demand for Corning’s heavy-duty diesel emissions products is expected to remain strong, driven by new government emissions standards in Europe and China, and by renewed demand in North America.

Specialty Materials
The following table provides net sales and net income for the Specialty Materials segment (in millions):
	Three months ended March 31,		% change
As Reported	2014	2013	14 vs. 13

Net sales	$261	$258	1%
Net income	$31	$39	(21)%

Core Performance	Three months ended March 31,		% change
	2014	2013	14 vs. 13

Core net sales	$261	$258	1%
Core net income	$32	$39	(18)%

The following table reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions).
	Three months ended March 31, 2014
(in millions)	Sales	Net income
As reported	$261	$31
Constant-yen (1)		(1)
Other yen-related transactions (2)		3
Acquisition-related costs (4)		(1)
Core performance	$261	$32
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

Net sales for the three months ended March 31, 2014 in the Specialty Materials segment increased slightly when compared to the same period in 2013, driven primarily by an increase in our advanced optics products in the amount of $15 million.  Corning Gorilla Glass sales were lower by $12 million, with volume gains more than offset by price declines.

When compared to the same period last year, the decrease in core net income for the three months ended March 31, 2014 was driven by the absence of the inventory build which occurred in the first quarter of 2013 and lower prices for Corning Gorilla Glass, offset partially by Corning Gorilla Glass and advanced optics product volume improvements and lower research and development expenses.

Movements in foreign exchange rates did not significantly impact the results of this segment in the first quarter of 2014.

For the three months ended March 31, 2014, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 50% of total segment sales when combined.

Outlook:
In the second quarter of 2014, Specialty Materials segment sales are expected to increase by 20% to 25% sequentially, driven by significant growth in Corning Gorilla Glass demand. The company believes that the customer inventory buildup, which occurred late in 2012 and impacted Gorilla Glass sales throughout 2013, has now worked its way through the supply chain.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment (in millions):
	Three months ended March 31,		% change
As Reported	2014	2013	14 vs. 13

Net sales	$210	$207	1%
Net income	$17	$12	42%

Core Performance	Three months ended March 31,		% change
	2014	2013	14 vs. 13

Core net sales	$210	$207	1%
Core net income	$21	$24	(13)%

The following table reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions).
	Three months ended March 31, 2014		Three months ended March 31, 2013
(in millions)	Sales	Net income	Sales	Net income
As reported	$210	$17	$207	$12
Acquisition-related costs (4)		4		12
Core performance	$210	$21	$207	$24
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

Net sales for the three months ended March 31, 2014 increased slightly when compared to the same period last year, due to volume growth in international markets.

When compared to the same period in 2013, core net income in the three months ended March 31, 2014 decreased driven by higher operating expenses, offset slightly by higher volume.

Movements in foreign exchange rates did not significantly impact the results of this segment in the first quarter of 2014.

For the three months ended March 31, 2014, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 43% of net sales when combined.

Outlook:
In the second quarter of 2014, we expect net sales in the Life Sciences segment to remain consistent with the second quarter of 2013.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended March 31,		% change
As Reported	2014	2013	14 vs. 13

Net sales	$21	$1	2000%
Research, development and engineering expenses	$28	$36	(22)%
Equity earnings of affiliated companies	$2	$5	(60)%
Net loss	$(40)	$(28)	*
*The percentage change calculation is not meaningful.

This group is primarily comprised of development projects that involve the use of various technologies for new products such as advanced flow reactors, thin-film photovoltaics and adjacency businesses in pursuit of thin, strong glass.  This segment also includes results for certain corporate investments such as Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products.

The results of this segment in the three months ended March 31, 2014 reflect the net sales and net loss incurred for a development project which was not part of segment results in the first quarter of 2013.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
The following items impacted Corning’s financing and capital structure in the three months ended March 31, 2014 and 2013:

2014
At March 31, 2014, Corning had $418 million in outstanding commercial paper as part of the Company’s commercial paper program established in the second quarter of 2013.  The estimated fair value of this commercial paper approximates its carrying value due to the short-term maturities.

2013
In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1.0 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of March 31, 2014, we were in compliance with this covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

Share Repurchase Program
In the first quarter of 2014, the share repurchase program announced on October 22, 2013 was made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014.  This program authorizes the Company to repurchase up to $2 billion of our common stock by December 31, 2015.

Fixed Rate Cumulative Convertible Preferred Stock, Series A
On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 1,900 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $1.9 billion, to Samsung Display in connection with the acquisition of their equity interests in Samsung Corning Precision Materials.  Corning also issued to Samsung Display an additional amount of Preferred Stock at closing, for an aggregate issue price of $400 million in cash.

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s board of directors.  The Preferred Stock ranks senior to our common stock with respect to payments of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  Following the seventh anniversary of the closing of the Acquisition, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

Capital Spending
Capital spending totaled $246 million and $194 million for the three months ended March 31, 2014 and 2013, respectively.  Spending in the first three months of 2014 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2014 capital spending to be approximately $1.5 billion.  We expect that approximately $560 million will be directed toward our Display Technologies segment, of which approximately $107 million is related to capital projects started in 2012 and 2013.

Cash Flow
Summary of cash flow data (in millions):
	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$1,737	$623
Net cash used in investing activities	$(301)	$(122)
Net cash used in financing activities	$(1,177)	$(629)

Net cash provided by operating activities increased significantly in the three months ended March 31, 2014, when compared to the same period last year, due to a dividend of approximately $1.6 billion received from Samsung Corning Precision Materials, offset somewhat by lower net income and the negative impact of changes in working capital, driven by the tax payment on the $1.6 billion dividend.

Net cash used in investing activities was higher in the three months ended March 31, 2014, when compared to the same period last year, due to an increase in short term investments, an investment in an unconsolidated subsidiary and higher capital spending, offset partially by the absence of the premium paid in the first quarter of 2013 related to our purchased collars.

Net cash used in financing activities in the three months ended March 31, 2014 increased when compared to the same period last year, driven by our share repurchase programs, somewhat offset by the issuance of commercial paper, cash received from the issuance of preferred stock and the absence of the retirement of long-term debt in the first quarter of 2013.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of March 31, 2014	As of December 31, 2013

Working capital	$7,567	$7,145
Current ratio	4.7:1	5.1:1
Trade accounts receivable, net of allowances	$1,588	$1,253
Days sales outstanding	62	58
Inventories	$1,395	$1,270
Inventory turns	3.7	3.6
Days payable outstanding (1)	41	47
Long-term debt	$3,224	$3,272
Total debt to total capital	15%	13%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2013 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	A-	Stable
December 16, 2013

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the first quarter of 2014 with approximately $5.6 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At March 31, 2014, approximately 76% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are indefinitely reinvested in our foreign operations but are available for repatriation, subject to relevant tax consequences, which may be significant in a particular period.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.

From time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

Share Repurchases
On October 31, 2013, as part of the previously authorized share repurchase program announced on April 24, 2013, Corning entered into an ASR agreement with JP Morgan Chase Bank, National Association, London Branch (“JPMC”).  Under the ASR agreement with JPMC, Corning agreed to purchase $1 billion of its common stock, in total, with an initial delivery by JPMC of 47.1 million shares based on the current market price, and payment of $1 billion made by Corning to JPMC.  The payment to JPMC was recorded as a reduction to shareholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 47.1 million shares received upon execution, and a $200 million decrease in other-paid-in capital, which reflects the value of the stock held back by JPMC pending final settlement.  On January 28, 2014, the ASR agreement with JPMC was completed.  Corning received an additional 10.5 million shares on January 31, 2014 to settle the ASR agreement.  In total, Corning purchased 57.6 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR agreement with JPMC, less a discount.  The program announced on April 24, 2013 was finalized in the first quarter of 2014.

On March 3, 2014, as part of the $2 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014, Corning entered into an ASR agreement with Citibank N.A. (“Citi”).  Under the ASR agreement with Citi, Corning agreed to purchase $1.25 billion of its common stock, in total, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  The payment to Citi was recorded as a reduction to shareholders’ equity, consisting of a $1.0 billion increase in treasury stock, which reflects the value of the initial 52.5 million shares received upon execution, and a $250 million decrease in other-paid-in capital, which reflects the value of the stock held back by Citi pending final settlement.  The ASR agreement with Citi is expected to be completed in the second quarter of 2014.

In addition to the ASR agreements, during the first quarter of 2014, we repurchased 26.7 million shares of common stock on the open market for approximately $484 million as part of the share repurchase program announced on April 24, 2013, and 8.7 million shares of common stock on the open market for approximately $167 million as part of the share repurchase program made effective on January 15, 2014.

Other
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

Our major source of funding for the remainder of 2014 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short term investments, and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

Corning also has access to a $1.0 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At March 31, 2014, our leverage using this measure was 15% and we are in compliance with the financial covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of March 31, 2014, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2013 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2013 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2013 Form 10-K and remain unchanged through the first three months of 2014.  For certain items, additional details are provided below.

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

At March 31, 2014, the carrying value of precious metals was higher than the fair market value by $76 million.  At December 31, 2013, the carrying value of precious metals was higher than the fair value by $164 million.  These precious metals are utilized by the Display and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

At March 31, 2014, there are no recently issued accounting standards that will have a material impact on Corning when adopted in a future period.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 16 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2014, and December 31, 2013, Corning had accrued approximately $34 million (undiscounted) and $15 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (“SEC”) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

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

•	loss of significant customers;
•	fluctuations in supply chain inventory levels;
•	equity company activities, principally at Dow Corning Corporation;
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2013 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk and how we mitigate that risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2013 Form 10-K.

During the first quarter of 2014 the Company entered into a series of average rate forwards with no associated premium, which partially hedge the impact of Japanese yen translation on the Company’s projected 2015, 2016 and 2017 net income.  At March 31, 2014 the total gross notional value for the translated earnings contracts was $11.6 billion (at December 31, 2013: $6.8 billion), comprising purchased collars of $4.5 billion (at December 31, 2013: $5.9 billion) and average rate forwards of $7.1 billion (at December 31, 2013: $0.9 billion).  With respect to the purchased collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased collar instruments, either the put or the call option can be exercised at maturity.  As of March 31, 2014, the total net notional value of the purchased collars was $2 billion (at December 31, 2013: $3 billion).

The fair value of our open foreign exchange forward and option contracts is most significantly impacted by fluctuations in the Japanese yen.  At March 31, 2014, a hypothetical 10% adverse movement in Japanese yen exchange rates could result in an unrealized loss in fair value of these instruments of $989 million (at December 31, 2013: $398 million).  Changes in fair values of these instruments are ultimately offset in the period of settlement by changes in the fair value of the underlying exposure.  Prior to settlement, the unrealized fair value changes could cause material volatility in our earnings.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2014, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of our internal controls over financial reporting was also performed to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On January 15, 2014, the Company completed the acquisition of the remaining equity interests of our equity affiliate Samsung Corning Precision Materials (now Corning Precision Materials).  The Company is in the process of reviewing Corning Precision Materials’ operations and evaluating the impact of Corning Precision Materials on Corning’s internal controls over financial reporting.  See Note 10 (Acquisition) to the unaudited interim consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of the acquisition and related financial data.  Excluding the acquisition of Corning Precision Materials, the chief executive officer and chief financial officer concluded that there was no change in Corning’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Pittsburgh Corning Corporation and Other Asbestos Litigation.  See our 2013 Form 10-K.  For updates to estimated liabilities as of March 31, 2014, see Part I, Item 1, Financial Statements, Note 3 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation.  See our 2013 Form 10-K.

Chinese Anti-dumping Investigation Involving Single-Mode Optical Fiber Produced in India. See our 2013 Form 10-K.

Chinese/U.S. Anti-dumping Involving Optical Fiber Preforms.  On March 19, 2014, China’s MOFCOM initiated an anti-dumping investigation involving optical fiber preforms originating in the United States and Japan.  The petition was submitted by China’s domestic industry who is seeking to have anti-dumping duties in the range of 15-24% assessed against subject merchandise.  Corning exports optical fiber preforms to China primarily for use by its wholly-owned subsidiary in China.  There are a number of substantive and procedural issues with the case which Corning intends to bring to MOFCOM’s attention in an effort to persuade MOFCOM to dismiss the investigation.  This investigation represents the fourth anti-dumping investigation initiated by MOFCOM at the request of China’s fiber producers.  Because China is currently the world’s largest consumer of optical fiber, Corning will defend itself aggressively in these proceedings.  A final determination is expected in the March 2015 - September 2015 time period.  A negative determination would result in the imposition of an anti-dumping margin on all optical fiber preforms exported from the U.S. to China for a period of at least 5 years.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates.  See our 2013 Form 10-K.

Demodulation, Inc.  See our 2013 Form 10-K.

Trade Secret Misappropriation Suits Concerning LCD Glass Technology.  See our 2013 Form 10-K.

Grand Jury Subpoena.  See our 2013 Form 10-K.  Also, in February 2014, Corning received a summons from the Competition Commission of South Africa seeking information similar to that sought by the U.S. Department of Justice in its subpoena. For updates to estimated liabilities as of March 31, 2014, see Part I, Item 1, Financial Statements, Note 3 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2013 Form 10-K for the year ended December 31, 2013, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2013 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2014:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
January 1-31, 2014	12,337,420	$18.74	12,280,627	$2,453,502,178
February 1-28, 2014	33,333,206	$18.39	32,996,362	$1,846,937,823
March 1-31, 2014	53,279,852	$19.04	53,261,708	$ 832,847,116
Total	98,950,478	$18.78	98,538,697	$ 832,847,116

(1)
This column reflects the following transactions during the first quarter of 2014:  (i) the deemed surrender to us of 390,818 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 20,863 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 37,284,093 shares of common stock (26,749,349 shares in open market repurchases and 10,534,744 shares as part of the finalization of the ASR agreement announced in the fourth quarter of 2013) in conjunction with the repurchase program announced on April 24, 2013; and 61,254,604 shares of common stock (8,733,596 shares in open market repurchases and 52,521,008 shares as part of the ASR agreement announced in the first quarter of 2014) in conjunction with the repurchase program made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014.

(2)
On April 24, 2013, we publicly announced authorization to repurchase up to $2 billion of our common stock by December 31, 2014.  This program was finalized in the first quarter of 2014.  On October 22, 2013, we publicly announced authorization to repurchase up to $2 billion of our common stock by December 31, 2015, through a repurchase program made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	10	Master Confirmation—Uncollared Accelerated Share Repurchase

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 28, 2014	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

April 28, 2014	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)