Form 10-Q
period 2014-06-30
CORNING INC /NY
filed 2014-07-31
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2014
Corning’s Common Stock, $0.50 par value per share	1,291,027,400 shares

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$2,482	$1,982	$4,771	$3,796
Cost of sales	1,450	1,099	2,804	2,143

Gross margin	1,032	883	1,967	1,653

Operating expenses:
Selling, general and administrative expenses	318	266	713	525
Research, development and engineering expenses	208	179	406	357
Amortization of purchased intangibles	8	8	16	15
Restructuring, impairment and other charges (Note 2)	34		51
Asbestos litigation charge	4	6	6	8

Operating income	460	424	775	748

Equity in earnings of affiliated companies (Note 9)	62	166	148	339
Interest income	4	2	16	4
Interest expense	(30)	(28)	(60)	(64)
Transaction-related gain, net (Note 10)			74
Other (expense) income, net (Note 1)	(155)	265	(131)	330

Income before income taxes	341	829	822	1,357
Provision for income taxes (Note 5)	(172)	(191)	(352)	(225)

Net income attributable to Corning Incorporated	$169	$638	$470	$1,132

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.11	$0.43	$0.32	$0.77
Diluted (Note 6)	$0.11	$0.43	$0.32	$0.76

Dividends declared per common share	$0.10	$0.10	$0.20	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,

	2014	2013	2014	2013

Net income attributable to Corning Incorporated	$169	$638	$470	$1,132

Foreign currency translation gain (loss)	269	(296)	137	(801)
Net unrealized (losses) gains on investments	(9)	3	4	2
Unamortized (losses) gains and prior service costs for postretirement benefit plans	(6)	23	3	30
Net unrealized gains (losses) on designated hedges	1	14	(3)	25
Other comprehensive income (loss), net of tax (Note 16)	255	(256)	141	(744)

Comprehensive income attributable to Corning Incorporated	$424	$382	$611	$388

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets

Current assets:
Cash and cash equivalents	$5,118	$4,704
Short-term investments, at fair value (Note 7)	768	531
Total cash, cash equivalents and short-term investments	5,886	5,235
Trade accounts receivable, net of doubtful accounts and allowances - $31 and $28	1,645	1,253
Inventories (Note 8)	1,380	1,270
Deferred income taxes (Note 5)	349	278
Other current assets	604	855
Total current assets	9,864	8,891

Investments (Note 9)	2,013	5,537
Property, net of accumulated depreciation - $8,456 and $7,865 (Note 11)	13,523	9,801
Goodwill and other intangible assets, net (Note 12)	1,682	1,542
Deferred income taxes (Note 5)	2,084	2,234
Other assets	666	473

Total Assets	$29,832	$28,478

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$450	$21
Accounts payable	777	771
Other accrued liabilities (Note 3)	950	954
Total current liabilities	2,177	1,746

Long-term debt (Note 4)	3,238	3,272
Postretirement benefits other than pensions	751	766
Other liabilities (Note 3)	1,834	1,483
Total liabilities	8,000	7,267

Commitments and contingencies (Note 3)
Shareholders’ equity (Note 16):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,669 million and 1,661 million	835	831
Additional paid-in capital – common stock	13,305	13,066
Retained earnings	11,478	11,320
Treasury stock, at cost; Shares held: 379 million and 262 million	(6,340)	(4,099)
Accumulated other comprehensive income	185	44
Total Corning Incorporated shareholders’ equity	21,763	21,162
Noncontrolling interests	69	49
Total equity	21,832	21,211

Total Liabilities and Equity	$29,832	$28,478

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$470	$1,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	583	490
Amortization of purchased intangibles	16	15
Restructuring, impairment and other charges	51
Stock compensation charges	28	25
Equity in earnings of affiliated companies	(148)	(339)
Dividends received from affiliated companies	1,641	182
Deferred tax provision	103	119
Restructuring payments	(17)	(24)
Employee benefit payments (in excess of) less than expense	(28)	26
Losses (gains) on translated earnings contracts	139	(251)
Changes in certain working capital items:
Trade accounts receivable	(11)	(56)
Inventories	13	(211)
Other current assets	28	(3)
Accounts payable and other current liabilities	(384)	(241)
Other, net	(4)	148
Net cash provided by operating activities	2,480	1,012

Cash Flows from Investing Activities:
Capital expenditures	(478)	(438)
Acquisitions of business, net of cash received	66	(66)
Investment in unconsolidated entities	(109)	(15)
Proceeds from loan repayments from unconsolidated entities	11	6
Short-term investments – acquisitions	(803)	(737)
Short-term investments – liquidations	574	1,020
Premium on purchased collars		(107)
Realized gains on translated earnings contracts	152	3
Other, net	4	(1)
Net cash used in investing activities	(583)	(335)

Cash Flows from Financing Activities:
Retirement of long-term debt		(498)
Net repayments of short-term borrowings and current portion of long-term debt	(42)	(11)
Principal payments under capital lease obligations	(1)	(2)
Proceeds from issuance of short-term debt	17
Proceeds from issuance of commercial paper, net	416
Proceeds from issuance of preferred stock (1)	400
Payments to acquire noncontrolling interest		(9)
Proceeds from the exercise of stock options	84	39
Repurchases of common stock for treasury	(2,076)	(232)
Dividends paid	(287)	(280)
Net cash used in by financing activities	(1,489)	(993)
Effect of exchange rates on cash	6	(71)
Net increase (decrease) in cash and cash equivalents	414	(387)
Cash and cash equivalents at beginning of period	4,704	4,988

Cash and cash equivalents at end of period	$5,118	$4,601

(1)
In the first quarter of 2014, Corning issued 1,900 shares of Preferred Stock to Samsung Display Co., Ltd. in connection with the acquisition of their equity interests in Samsung Corning Precision Materials Co., Ltd. (Note 10).  Corning also issued to Samsung Display an additional amount of Preferred Stock at closing, for an aggregate issue price of $400 million in cash (Note 16).

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

Samsung Corning Precision Materials Co., Ltd. (“Samsung Corning Precision Materials”)

As further discussed in Note 10 (Acquisition), on January 15, 2014, Corning completed a series of strategic and financial agreements to acquire the common shares of Samsung Corning Precision Materials (“Acquisition”) previously held by Samsung Display Co., Ltd. (“Samsung Display”).  As a result of these transactions, Corning is now the owner of 100% of the common shares of Samsung Corning Precision Materials, which we have consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials Co., Ltd. (“Corning Precision Materials”), the former Samsung Corning Precision Materials organization and operations were integrated into the Display Technologies segment in the first quarter of 2014.

Other (Expense) Income, Net

“Other (expense) income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Royalty income from Samsung Corning Precision Materials		$14		$29
Foreign currency exchange and hedge (loss) gain, net	$(142)	251	$(148)	282
Net (gain) loss attributable to noncontrolling interests	(1)	1	2	2
Other, net	(12)	(1)	15	17
Total	$(155)	$265	$(131)	$330

Beginning in the first quarter of 2014, due to the Acquisition and subsequent consolidation of Samsung Corning Precision Materials (now Corning Precision Materials), royalty income from Corning Precision Materials is no longer recognized in Corning’s consolidated statement of income.

Included in the line item Foreign currency exchange and hedge (loss) gain, net, for the three and six months ended June 30, 2014 and 2013 is the impact of purchased collars and average forward contracts which hedge our exposure to movements in the Japanese yen and its impact on our net earnings.  In the three and six months ended June 30, 2013, we recorded a net gain in the amounts of $229 million and $252 million, respectively, driven by the significant depreciation in the 2013 exchange rates for the Japanese yen.  In the three and six months ended June 30, 2014, the exchange rates for the Japanese yen rebounded slightly, resulting in a net loss of $145 million and $143 million, respectively, driven by the mark-to-market of our yen-denominated purchased collars and average forward contracts.  The gross notional value outstanding for purchase collars and average rate forwards which hedge our exposure to the Japanese yen at June 30, 2014 and December 31, 2013 was $12.5 billion and $6.8 billion, respectively.

In the second quarter of 2014, following the Acquisition, we entered into a portfolio of zero cost collars to hedge our exposure to movements in the Korean won and its impact on our net earnings.  These zero cost collars had a gross notional value outstanding at June 30, 2014 of $2.9 billion, and will settle quarterly beginning in the third quarter of 2014 and concluding at the end of 2015.  The gain on the mark-to-market of these zero cost collars, which is also included in the line item Foreign currency exchange and hedge (loss) gain, net, was not material for the period ended June 30, 2014.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  We are currently assessing the potential impact of adopting this ASU on our financial statements and related disclosures.

2.      Restructuring, Impairment and Other Charges

2014 Activity

For the six months ended June 30, 2014, we recorded charges of $51 million, pre-tax, for workforce reductions, asset disposals and write-offs, and exit costs for restructuring activities in the Display Technologies, Optical Communications and Specialty Materials segments, with total cash expenditures estimated to be $14 million.  Annualized savings from these actions are anticipated to be approximately $75 million and will be reflected primarily in gross margin.

In the fourth quarter of 2013, Corning implemented a global restructuring plan within several of our segments to better align our cost position. These actions consisted of workforce reductions, asset disposals and write-offs, and exit costs.  We recorded charges of $67 million associated with these actions, with total cash expenditures expected to be approximately $40 million.  Annualized savings from these actions are estimated to be approximately $40 million and will be reflected largely in selling, general and administrative expenses.

The following table summarizes the restructuring, impairment and other charges for the six months ended June 30, 2014 (in millions):
	Reserve at January 1, 2014	Net charges/ reversals	Cash payments	Reserve at June 30, 2014
Restructuring:
Employee related costs	$36	$32	$(17)	$51
Other charges	8	5		13
Total restructuring activity	$44	$37	$(17)	$64

Impairment charges and disposal of long-lived assets		$14

Total restructuring, impairment and other charges		$51

Cash payments for employee-related costs related to the 2014 and 2013 restructuring actions are expected to be substantially completed in 2015.

2013 Activity

The following table summarizes the restructuring reserve activity for the six months ended June 30, 2013 (in millions):
	Reserve at January 1, 2013	Net charges/ reversals	Cash payments	Reserve at June 30, 2013
Restructuring:
Employee-related costs	$38	$(1)	$(22)	$15
Other charges (credits)	4		(2)	2
Total restructuring activity	$42	$(1)	$(24)	$17

Cash payments for the above restructuring activities were substantially completed in 2013.

3.      Commitments, Contingencies and Guarantees

Dow Corning Corporation

Corning and The Dow Chemical Company (“Dow”) each own 50% of the common stock of Dow Corning Corporation (“Dow Corning”).  In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from breast implant product lawsuits.  On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the “Plan”) which provided for the settlement or other resolution of implant claims.  The Plan also included releases for Corning and Dow as shareholders in exchange for contributions to the Plan.

Under the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of June 30, 2014, Dow Corning had recorded a reserve for breast implant litigation of $1.6 billion.

As a separate matter arising from its bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of June 30, 2014, Dow Corning has estimated the potential liability to these creditors to be within the range of $97 million to $317 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $97 million, net of applicable tax benefits.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.

Pittsburgh Corning Corporation and Other Asbestos Litigation

Corning and PPG Industries, Inc. (“PPG”) each own 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim.  Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products.

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan”).

The Bankruptcy Court’s confirmation of the Amended PCC Plan must be affirmed by the District Court, and one objector to the Amended PCC Plan continues to appeal the Bankruptcy Court’s confirmation of the Amended PCC Plan to the District Court.  Assuming the District Court affirms the confirmation, that decision may be appealed.  If that occurs, it could take many months for the confirmation of the Amended PCC Plan to be finally affirmed.

Under the Amended PCC Plan, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value.  Corning has the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Amended PCC Plan requires Corning to make: (1) one payment of $70 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

Other Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,400 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case.  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”).  The stay remains in place as of the date of this filing.  Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed.  These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date.  As of June 30, 2014, Corning had received for these cases approximately $19 million in insurance payments related to those claims.  If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

Total Estimated Liability for the Amended PCC Plan and the Other Asbestos Litigation

The liability for the Amended PCC Plan and the other asbestos litigation was estimated to be $695 million at June 30, 2014, compared with an estimate of liability of $690 million at December 31, 2013.  This $695 million liability is comprised of $255 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos litigation, all referenced in the preceding paragraphs.  With respect to the PCE liability, at June 30, 2014 and December 31, 2013, the fair value of $255 million of our interest in PCE significantly exceeded its carrying value of $171 million and $167 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation under the Amended PCC Plan are not scheduled to commence until more than 12 months after the Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

As of June 30, 2014 and December 31, 2013, contingent guarantees totaled a notional value of $150 million and $152 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $296 million and $126 million, at June 30, 2014 and December 31, 2013, respectively.  The increase in purchase obligations from December 31, 2013 to June 30, 2014, was attributable to the acquisition of the remaining interests of Samsung Corning Precision Materials, which increased the amount of obligations at June 30, 2014 by $180 million.

Product warranty liability accruals were considered insignificant at June 30, 2014 and December 31, 2013.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 16 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2014 and December 31, 2013, Corning had accrued approximately $30 million (undiscounted) and $15 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.6 billion at June 30, 2014 and $3.5 billion at December 31, 2013, compared to recorded book values of $3.2 billion at June 30, 2014 and $3.3 billion at December 31, 2013.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

2014
At June 30, 2014, Corning had $416 million in outstanding commercial paper as part of the Company’s commercial paper program established in the second quarter of 2013.  The estimated fair value of this commercial paper approximates its carrying value due to the short-term maturities.

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

In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of June 30, 2014, we were in compliance with this covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Provision for income taxes	$(172)	$(191)	$(352)	$(225)
Effective tax rate	50.4%	23.0%	42.8%	16.6%

For the three and six months ended June 30, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•
Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a deemed distribution to the U.S. of a portion of foreign current year earnings;

•	Equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset by discrete tax charges of $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries for the six months ended June 30, 2014, and $135 million and $146 million attributable to a change in judgment on the realizability of certain foreign deferred taxes assets for the three and six months ended June 30, 2014, respectively.

For the three and six months ended June 30, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies;
•	Equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

In addition to the items noted above, the tax provision for the six months ended June 30, 2013, reflects a $54 million tax benefit to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.4 and 0.9 percentage points for the three months ended June 30, 2014 and 2013, respectively.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 1.3 and 1.0 percentage points for the six months ended June 30, 2014 and 2013, respectively.

In April 2011, South Korean tax authorities completed a tax audit of Samsung Corning Precision Materials.  As a result, the tax authorities issued a pre-assessment of approximately $46 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009.  Our first level of appeal was denied on October 5, 2011 and a formal assessment was issued.  The assessment was paid in full in the fourth quarter of 2011, allowing us to continue the appeal process.  On May 30, 2014, the Korean Tax Tribunal issued a ruling partially in favor of Samsung Corning Precision Materials, resulting in an $18 million dollar refund to Corning.  Samsung Corning Precision Materials and Corning continue to appeal the remainder of the assessment and believe we will prevail when all available appeal remedies have been exhausted.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of approximately $9 million of current earnings in 2014 that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws or the development of tax planning ideas that allow us to repatriate earnings at little or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

6.      Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to Corning Incorporated	$169	$638	$470	$1,132
Less: Series A convertible preferred stock dividend	24		45
Net income available to common stockholders - basic	145	638	425	1,132
Net income available to common stockholders - diluted	$145	$638	$425	$1,132

Weighted-average common shares outstanding - basic	1,302	1,469	1,331	1,471
Effect of dilutive securities:
Stock options and other dilutive securities	13	9	12	9
Weighted-average common shares outstanding - diluted	1,315	1,478	1,343	1,480
Basic earnings per common share	$0.11	$0.43	$0.32	$0.77
Diluted earnings per common share	$0.11	$0.43	$0.32	$0.76

Anti-dilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock	115		106
Employee stock options and awards	20	38	24	43
Accelerated share repurchase forward contract			6
Total	135	38	136	43

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Bonds, notes and other securities:
U.S. government and agencies	$758	$530	$759	$531
Equity securities	$6		$9
Total short-term investments	$764	$530	$768	$531
Asset-backed securities	$44	$46	$39	$38
Total long-term investments	$44	$46	$39	$38

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

The following table summarizes the contractual maturities of available-for-sale securities at June 30, 2014 (in millions):
Less than one year	$524
Due in 1-5 years	235
Due in 5-10 years	0
Due after 10 years (1)	39
Total	$798

(1)	Includes $39 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive income in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 (dollars in millions):
		June 30, 2014
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$39	$(5)	$39	$(5)
Total long-term investments	21	$39	$(5)	$39	$(5)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2013
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	20	$38	$(8)	$38	$(8)
Total long-term investments	20	$38	$(8)	$38	$(8)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of June 30, 2014 and December 31, 2013, for securities that have credit losses, an unrealized loss on other than temporary impaired securities of $4 million and $6 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled approximately $0.6 billion and $1.0 billion for the six months ended June 30, 2014 and 2013, respectively.

8.      Inventories

Inventories comprise the following (in millions):
	June 30, 2014	December 31, 2013
Finished goods	$500	$486
Work in process	250	234
Raw materials and accessories	323	311
Supplies and packing materials	307	239
Total inventories	$1,380	$1,270

9.      Investments

Samsung Corning Precision Materials

Prior to December 2013, Corning owned 50% of its equity affiliate, Samsung Corning Precision Materials, Samsung Display owned 42.5% and three shareholders owned the remaining 7%.  In the fourth quarter of 2013, in connection with a series of agreements with Samsung Display announced in October 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on the Samsung Corning Precision Materials balance sheet at September 30, 2013.  The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57%.  Because this transaction did not result in a change in control based on the governing documents of this entity, Corning did not consolidate this entity as of December 31, 2013.

As further discussed in Note 10 (Acquisition), on January 15, 2014, Corning completed the acquisition of the common shares of Samsung Corning Precision Materials previously held by Samsung Display.  As a result of these transactions, Corning became the owner of 100% of the common shares of Samsung Corning Precision Materials, which were consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials, the former Samsung Corning Precision Materials organization and operations were integrated into the Display Technologies segment in the first quarter of 2014.

Dow Corning Corporation (“Dow Corning”)

Summarized income statement information for Dow Corning is as follows for the three and six months ended June 30, 2014 and prior year comparative periods: net sales $1,501 million and $3,025 million (2013: $1,430 million and $2,694 million), gross profit(1) $349 million and $720 million (2013: $385 million and $602 million) and net income attributable to Dow Corning $109 million and $300 million (2013: $87 million and $149 million).  Dow Corning’s net income in the three and six months ended June 30, 2014 includes a pre-tax gain on a derivative instrument of $25 million and $114 million, respectively (after tax and non-controlling interests, Corning’s share was approximately $8 million and $40 million).
(1)Gross profit for the three months ended June 30, 2014 includes R&D costs of $70 million (2013: $62 million) and selling expense of $3 million (2013: $2 million).  Gross profit for the six months ended June 30, 2014 includes R&D cost of $137 million (2013: $127 million) and selling expenses of $6 million (2013: $6 million).

10.      Acquisition

On January 15, 2014, Corning consummated a series of strategic and financial agreements pursuant to the Framework Agreement with Samsung Display, previously announced on October 22, 2013, to acquire the remaining common shares of Samsung Corning Precision Materials.  The transaction is expected to strengthen product and technology collaborations between the two companies and allow Corning to extend its leadership in specialty glass and drive earnings growth.

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

The Acquisition also includes a contingent consideration arrangement that potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Corning Precision Materials for the period between acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company’s projections of future revenues generated by Corning Precision Materials.

As of June 30, 2014, there were no significant changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the Acquisition of Samsung Corning Precision Materials.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at acquisition date.  Corning has not completed its accounting for the Acquisition and its review of deferred taxes; therefore, amounts are subject to change.

Recognized amounts of identified assets acquired and liabilities assumed (in millions):
Cash and cash equivalents (1)(3)	$133
Trade receivables	353
Inventory	119
Property, plant and equipment (3)	3,601
Other current and non-current assets (3)	78
Debt – current	(32)
Accounts payable and accrued expenses	(343)
Other current and non-current liabilities (3)	(299)
Total identified net assets (3)	3,610
Non-controlling interests	15
Fair value of Samsung Corning Precision Materials on acquisition date	(3,718)
Goodwill (2)(3)	$93

(1)	Cash and cash equivalents are presented net of the 2014 dividend distributed subsequent to the Acquisition, in the amount of $2.8 billion.
(2)	The goodwill recognized is not deductible for U.S. income tax purposes. The goodwill was allocated to the Display Technologies segment.
(3)	In the second quarter of 2014, the company recorded measurement period adjustments of $25 million for the Acquisition of Corning Precision Materials.

The goodwill is primarily attributable to the workforce of the acquired business and the synergies expected to result from the integration of Corning Precision Materials. Acquisition-related costs of $2 million and $92 million in the three and six months ended June 30, 2014, respectively, included costs for post-Acquisition compensation expense, legal, accounting, valuation and other professional services and were included in selling, general and administrative expenses in the Consolidated Statements of Income.  Since the date of acquisition, the consolidation of Corning Precision Materials added $868 million to Net sales.  The impact to Net income of the consolidation of Corning Precision Materials is impracticable to calculate due to the level of integration within the Display Technologies segment and the significant amount of estimates that would be required.

Unaudited Pro Forma Financial Information

The unaudited pro forma combined consolidated statement of income for the three and six months ended June 30, 2013, was derived from the unaudited financial statements of Corning and Samsung Corning Precision Materials for the three and six months ended June 30, 2013, and is presented to show how Corning might have looked had the Acquisition occurred as of January 1, 2013.

The unaudited pro forma combined consolidated financial information was prepared pursuant to the rules and regulations of the SEC.  The unaudited pro forma adjustments reflecting the Acquisition have been prepared in accordance with the business combination accounting guidance and reflect the preliminary allocation of the purchase price to the acquired assets and liabilities based upon the preliminary estimate of fair values, using the assumptions set forth above.

Unaudited Pro Forma Financial Information (in millions, except per share data):
	Three months ended June 30, 2013	Six months ended June 30, 2013
Net sales	$2,489	$4,877
Net income from continuing operations - basic	$737	$1,357
Net income from continuing operations - diluted	$761	$1,405
Earnings per common share attributable to common shareholders
Basic	$0.50	$0.92
Diluted	$0.48	$0.88
Shares used in computing per share amounts
Basic	$1,469	$1,471
Diluted	$1,593	$1,595

There were no other significant acquisitions for the six months ended June 30, 2014, and for the year ended December 31, 2013.

11.      Property, Net of Accumulated Depreciation

Property, net of accumulated depreciation follows (in millions):
	June 30, 2014	December 31, 2013
Land	$494	$121
Buildings	5,812	4,175
Equipment	14,379	12,286
Construction in progress	1,294	1,084
	21,979	17,666
Accumulated depreciation	(8,456)	(7,865)
Total	$13,523	$9,801

The increase in Property, net of accumulated depreciation in 2014 is primarily driven by the Acquisition of Samsung Corning Precision Materials, which added $3.6 billion to this balance at acquisition.

In the three months ended June 30, 2014 and 2013, interest costs capitalized as part of Property, net of accumulated depreciation were $11 million and $8 million, respectively.  In the six months ended June 30, 2014 and 2013, interest costs capitalized as part of Property, net of accumulated depreciation, were $22 million and $17 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At June 30, 2014 and December 31, 2013, the recorded value of precious metals totaled $3.4 billion and $2.2 billion, respectively.  Depletion expense for precious metals in the three months ended June 30, 2014 and 2013 was $5 million in both periods.  Depletion expense for precious metals in the six months ended June 30, 2014 and 2013 totaled $13 million and $11 million, respectively.  The consolidation of Corning Precision Materials added approximately $1.1 billion in precious metals and approximately $2 million of depletion expense for the six months ended June 30, 2014.

12.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended June 30, 2014 and December 31, 2013 is as follows (in millions):
	Display Technologies	Optical Communications	Specialty Materials	Life Sciences	Total

Balance at December 31, 2013	$9	$240	$150	$603	$1,002
Goodwill (1)	68		54		122
Measurement period adjustment (2)	25				25
Foreign currency translation adjustment	1				1
Balance at June 30, 2014	$103	$240	$204	$603	$1,150

(1)
The Company recorded the Acquisition of Samsung Corning Precision Materials and a small acquisition in the Specialty Materials segment in the first quarter of 2014.  Refer to Note 10 (Acquisition) to the Consolidated Financial Statements for additional information on the Acquisition of Samsung Corning Precision Materials.

(2)	In the second quarter of 2014, the company recorded measurement period adjustments of $25 million for the Acquisition of Samsung Corning Precision Materials.

Corning’s gross goodwill balances for the periods ended June 30, 2014 and December 31, 2013 were $7.6 billion and $7.5 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended June 30, 2014 and December 31, 2013, and were generated entirely through goodwill impairments related to the Optical Communications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	June 30, 2014			December 31, 2013
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$307	$144	$163	$290	$138	$152
Customer lists and other	427	58	369	436	48	388

Total	$734	$202	$532	$726	$186	$540

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets decreased during the first six months of 2014, primarily due to amortization of $16 million, offset by a small acquisition and foreign currency translation adjustments.

Amortization expense related to these intangible assets is estimated to be $34 million for 2014, $33 million for 2015 and $32 million annually from 2016 to 2019.

13.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013

Service cost	$16	$18	$32	$37	$2	$3	$5	$7
Interest cost	38	32	76	66	9	9	18	19
Expected return on plan assets	(43)	(42)	(86)	(84)
Amortization of net loss						4		8
Amortization of prior service cost (credit)	1	1	3	2	(1)	(1)	(2)	(3)
Recognition of actuarial gain		(41)		(41)
Total pension and postretirement benefit expense (credit)	$12	$(32)	$25	$(20)	$10	$15	$21	$31

14.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for the translated earnings contracts of $15.4 billion at June 30, 2014 (at December 31, 2013: $6.8 billion), including purchased and zero cost collars of $5.9 billion (at December 31, 2013: $5.9 billion) and average rate forwards of $9.5 billion (at December 31, 2013: $0.9 billion).  With respect to the purchased collars and zero cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased and zero cost collars, either the put or the call option can be exercised at maturity.  As of June 30, 2014, the total net notional value of the purchased collars and zero cost collars was $3.1 billion (at December 31, 2013: $3 billion).

The following tables summarize the gross notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2014 and December 31, 2013 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2014	2013		2014	2013		2014	2013

Derivatives designated as hedging instruments

Foreign exchange contracts	$271	$433	Other current assets	$2	$8	Other accrued liabilities	$(2)	$(3)
Interest rate contracts	550	550				Other liabilities	(15)	(28)

Derivatives not designated as hedging instruments

Foreign exchange contracts	1,049	804	Other current assets	5	20	Other accrued liabilities	(6)	(3)
Translated earnings contracts	15,407	6,826	Other current assets	162	344	Other accrued liabilities	(7)	(3)
			Other assets	40	90	Other liabilities	(32)

Total derivatives	$17,277	$8,613		$209	$462		$(62)	$(37)

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended June 30, 2014 and 2013 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the three months ended June 30
Derivatives in hedging relationships	Gain recognized in other comprehensive income (OCI)		Location of gain reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2014	2013		2014	2013

Interest rate contracts		$37	Cost of sales	$0	$11
Foreign exchange contracts	$2	15	Other (expense) income, net		18

Total cash flow hedges	$2	$52		$0	$29

(1)	The amount of hedge ineffectiveness for the three months ended June 30, 2014 and 2013 was insignificant.

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the six months ended June 30, 2014 and 2013 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the six months ended June 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2014	2013		2014	2013

Interest rate contracts		$37	Cost of sales	$0	$19
Foreign exchange contracts	$(5)	52	Other (expense) income, net		31

Total cash flow hedges	$(5)	$89		$0	$50

(1)	The amount of hedge ineffectiveness for the six months ended June 30, 2014 and 2013 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income (1)
		Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013

Foreign exchange contracts – balance sheet	Other (expense) income, net	$7	$40	$(5)	$88
Foreign exchange contracts – loans	Other (expense) income, net	(3)	27	1	85
Translated earnings contracts	Other (expense) income, net	(141)	227	(139)	251

Total undesignated		$(137)	$294	$(143)	$424

(1)	Certain amounts for prior periods were reclassified to conform to the current year presentation.

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$768	$768
Other current assets (1)	$169		$169
Non-current assets:
Other assets (1)(2)	$79		$79

Current liabilities:
Other accrued liabilities (1)	$15		$15
Non-current liabilities:
Other liabilities (1)	$47		$47

(1)
Derivative assets and liabilities include foreign exchange contracts, including forwards, zero-cost and purchased collars, together with interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

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

(1)
Derivative assets and liabilities include foreign exchange contracts, including forwards and purchased collars, together with interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)	Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

As a result of the Acquisition of Samsung Corning Precision Materials, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  This contingent consideration arrangement potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company’s projection of future revenues generated by Corning Precision Materials.  Changes in the fair value of the contingent consideration in future periods will be valued using an option pricing model and will be recorded in Corning’s results in the period of the change.  As of June 30, 2014, there were no significant changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the Acquisition of Samsung Corning Precision Materials.  As of December 31, 2013, the Company did not have any financial assets or liabilities that were measured on a recurring basis using unobservable (or Level 3) inputs.

16.      Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 1,900 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $1.9 billion, to Samsung Display in connection with the Acquisition of its equity interests in Samsung Corning Precision Materials.  Corning also issued to Samsung Display an additional amount of Preferred Stock at closing, for an aggregate issue price of $400 million in cash.

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

Share Repurchases

On October 31, 2013, as part of the share repurchase program announced on April 24, 2013 (the “2013 Repurchase Program”), Corning entered into an accelerated share repurchase (“ASR”) agreement with JP Morgan Chase Bank, National Association, London Branch (“JPMC”).  Under the ASR agreement with JPMC, Corning agreed to purchase $1 billion of its common stock, in total, with an initial delivery by JPMC of 47.1 million shares based on the current market price, and payment of $1 billion made by Corning to JPMC.  The payment to JPMC was recorded as a reduction to shareholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 47.1 million shares received upon execution, and a $200 million decrease in other-paid-in capital, which reflects the value of the stock held back by JPMC pending final settlement.  On January 28, 2014, the ASR agreement with JPMC was completed.  Corning received an additional 10.5 million shares on January 31, 2014 to settle the ASR agreement.  In total, Corning purchased 57.6 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR agreement with JPMC, less a discount.  Additionally, in the first quarter of 2014, we repurchased 26.7 million shares of common stock on the open market for approximately $484 million as part of the 2013 Repurchase Program.  The 2013 Repurchase Program was completed in the first quarter of 2014.

On March 3, 2014, as part of the $2.0 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014, Corning entered into an ASR agreement with Citibank N.A. (“Citi”).  Under the ASR agreement with Citi, Corning agreed to purchase $1.25 billion of its common stock, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  On May 28, 2014, the ASR agreement with Citi was completed, and Corning received an additional 8.7 million shares to settle the ASR agreement.  In total, Corning purchased 61.2 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR agreement with Citi, less a discount.

In addition to the shares repurchased through the ASR agreement, in the three and six months ended June 30, 2014, we repurchased 9.3 million and 18 million shares of common stock on the open market for approximately $200 million and $367 million, respectively, as part of the share repurchase program made effective on January 15, 2014.

Accumulated Other Comprehensive Income

In the six months ended June 30, 2014 and 2013, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation component.  A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Beginning balance	$360	$669	$492	$1,174
Other comprehensive income (loss)	262	(224)	287	(553)
Equity method affiliates	7	(72)	(150)	(248)
Net current-period other comprehensive income (loss)	269	(296)	137	(801)
Ending balance	$629	$373	$629	$373

In the first three months of 2014 a $136 million cumulative foreign currency translation gain was released to income as a result of the step acquisition of Corning Precision Materials and included in the gain on previously held equity investment.

There were no material tax effects related to foreign currency translation gains and losses.

17.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $13 million and $14 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $28 million and $25 million for the six months ended June 30, 2014 and 2013, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of a stock option is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the six months ended June 30, 2014:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2013	57,139	$17.83
Granted	1,555	21.00
Exercised	(6,958)	12.25
Forfeited and Expired	(535)	16.81
Options Outstanding as of June 30, 2014	51,201	18.69	4.88	$219,022
Options Expected to Vest as of June 30, 2014	51,077	18.70	4.88	217,932
Options Exercisable as of June 30, 2014	37,903	20.20	3.71	117,980

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2014, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of June 30, 2014, there was approximately $20 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.5 years.  Compensation cost related to stock options was approximately $5 million and $6 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $11 million for each of the six month periods ended June 30, 2014 and 2013.

Proceeds received from the exercise of stock options were $84 million and $39 million for the six months ended June 30, 2014 and 2013, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the six months ended June 30, 2014 and 2013 was approximately $51 million and $30 million, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not fully recognized due to net operating loss and credit carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

The following range of inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended June 30,						Six months ended June 30,
	2014			2013			2014			2013
Expected volatility	45.8	-	45.8%	46.9	-	47.1%	45.8	-	46.2%	46.9	-	47.4%
Weighted-average volatility	45.8	-	45.8%	47.1	-	47.1%	45.8	-	46.2%	47.1	-	47.3%
Expected dividends	1.90	-	1.90%	2.79	-	2.79%	1.90	-	2.09%	2.79	-	3.02%
Risk-free rate	2.2	-	2.2%	0.8	-	1.1%	2.2	-	2.2%	0.8	-	1.5%
Average risk-free rate	2.2	-	2.2%	1.1	-	1.1%	2.2	-	2.2%	1.1	-	1.4%
Expected term (in years)	7.2	-	7.2	5.8	-	7.2	7.2	-	7.2	5.8	-	7.2
Pre-vesting departure rate	0.5	-	0.5%	0.4	-	4.1%	0.5	-	0.5%	0.4	-	4.1%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2013, and changes which occurred during the six months ended June 30, 2014:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2013	6,108	$14.58
Granted	1,362	20.33
Vested	(1,270)	17.95
Forfeited	(105)	14.35
Non-vested shares and share units at June 30, 2014	6,095	$15.16

As of June 30, 2014, there was approximately $36 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Incentive Stock Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $8 million and $8 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $17 million and $14 million for the six months ended June 30, 2014 and 2013, respectively.

18.      Significant Customers

For the three and six months ended June 30, 2014, Corning had one customer that individually accounted for 10% or more of the Company’s consolidated net sales.  For the three and six months ended June 30, 2013, Corning had no customers that individually accounted for 10% or more of the Company’s consolidated net sales.

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

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2014
Net sales	$987	$686	$285	$298	$223	$3	$2,482
Depreciation (1)	$171	$37	$30	$29	$16	$7	$290
Amortization of purchased intangibles		$2			$6		$8
Research, development and engineering expenses (2)	$41	$34	$21	$34	$5	$48	$183
Restructuring, impairment & other charges	$24					$10	$34
Equity in earnings of affiliated companies	$(4)		$1			$7	$4
Income tax (provision) benefit	$(119)	$(31)	$(23)	$(21)	$(9)	$22	$(181)
Net income (loss) (3)	$282	$61	$47	$39	$18	$(59)	$388

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2013
Net sales	$631	$601	$228	$301	$219	$2	$1,982
Depreciation (1)	$117	$38	$30	$35	$14	$5	$239
Amortization of purchased intangibles		$2			$6		$8
Research, development and engineering expenses (2)	$18	$31	$22	$40	$5	$35	$151
Equity in earnings of affiliated companies	$108	$1	$1	$3		$4	$117
Income tax (provision) benefit	$(84)	$(38)	$(18)	$(28)	$(13)	$15	$(166)
Net income (loss) (3)	$337	$76	$36	$58	$25	$(31)	$501

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Six months ended June 30, 2014
Net sales	$1,916	$1,279	$560	$559	$433	$24	$4,771
Depreciation (1)	$344	$73	$60	$56	$31	$12	$576
Amortization of purchased intangibles		$4			$12		$16
Research, development and engineering expenses (2)	$86	$71	$42	$67	$10	$76	$352
Restructuring, impairment & other charges	$29	$12				$10	$51
Equity in earnings of affiliated companies	$(13)		$2			$9	$(2)
Income tax (provision) benefit	$(317)	$(50)	$(44)	$(37)	$(17)	$38	$(427)
Net income (loss) (3)	$491	$88	$90	$70	$35	$(99)	$675

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Six months ended June 30, 2013
Net sales	$1,281	$1,071	$456	$559	$426	$3	$3,796
Depreciation (1)	$241	$72	$61	$74	$28	$9	$485
Amortization of purchased intangibles		$4			$11		$15
Research, development and engineering expenses (2)	$37	$66	$45	$75	$10	$71	$304
Equity in earnings of affiliated companies	$241	$2	$1	$3		$9	$256
Income tax (provision) benefit	$(164)	$(55)	$(31)	$(47)	$(18)	$30	$(285)
Net income (loss) (3)	$686	$111	$63	$97	$37	$(59)	$935

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income of reportable segments	$447	$532	$774	$994
Non-reportable segments	(59)	(31)	(99)	(59)
Unallocated amounts:
Net financing costs (1)	(30)	(28)	(59)	(62)
Stock-based compensation expense	(13)	(14)	(28)	(25)
Exploratory research	(24)	(27)	(51)	(51)
Corporate contributions	(11)	(12)	(16)	(25)
Equity in earnings of affiliated companies, net of impairments (2)	59	49	151	83
Asbestos settlement	(4)	(6)	(6)	(8)
Purchased collars and average rate forward contracts	(141)	227	(139)	251
Other corporate items (3)	(55)	(52)	(57)	34
Net income	$169	$638	$470	$1,132

(1)	Net financing costs include interest income, interest expense and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning, which includes our portion of a mark-to-market gain on a derivative instrument, totaling $8 million and $40 million, respectively, for the three and six months ended June 30, 2014, and a $9 million and $11 million, respectively, restructuring charge for our share of costs for headcount reductions and asset write-offs for the three and six months ended June 30, 2013.

(3)	For the six months ended June 30, 2013, Corning recorded a $54 million tax benefit for the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the three months ended June 30, 2014, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 60% of total segment sales.
•	In the Optical Communications segment, no customer accounted for 10% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, two customers accounted for 36% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 46% of total segment sales.

In the six months ended June 30, 2014, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

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

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2013 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described in this filing and in “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 30, 2014.

Our MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Capital Resources and Liquidity
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW
The impact of the Acquisition of the remaining equity interests in our affiliate Samsung Corning Precision Materials, now known as Corning Precision Materials, combined with strong business performance in the Optical Communications and Environmental Technologies segments, drove an increase in sales of 25% and 26%, respectively, in the second quarter and first half of 2014, when compared to the same periods last year.  However, net income declined considerably in these periods, driven by several non-operating items, including the negative impact of the mark-to-market on our yen-denominated hedge programs, several tax-related items, the depreciation of the Japanese yen versus the U.S. dollar and the absence of several favorable events which occurred in 2013.

Net sales in the second quarter of 2014 increased by $500 million to $2,482 million, when compared to the second quarter of 2013.  The increase in net sales was due to the following items:

•
Higher sales in the Display Technologies segment, driven by the consolidation of Corning Precision Materials, which increased sales by $447 million, and an increase in volume in the high-single digits in percentage terms, offset somewhat by price declines in the mid-teens and the negative impact of the Japanese yen versus the U.S. dollar exchange rate;

•
An increase in net sales in the Optical Communications segment in the amount of $85 million, driven by an increase in sales of carrier network products in the amount of $73 million, largely due to growth in North America and Europe, and an increase of $12 million in enterprise network products; and

•
An increase of $57 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America.

Net sales in the six months ended June 30, 2014 increased by $975 million to $4,771 million, when compared to the same period in 2013.  The increase in net sales was due to the following items:

•
Higher sales in the Display Technologies segment, driven by the consolidation of Corning Precision Materials, which increased sales by $868 million, and an increase in volume in the mid-single digits in percentage terms offset somewhat by price declines in the mid-teens;

•
An increase in net sales in the Optical Communications segment in the amount of $208 million, driven by an increase in sales of carrier network products in the amount of $171 million, largely due to growth in North America, China and Europe, and an increase of $37 million in enterprise network products; and

•
An increase of $104 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America.

In the second quarter of 2014, we generated net income of $169 million or $0.11 per share, compared to net income of $638 million or $0.43 per share for the same period in 2013.  When compared to the same period last year, the decrease in net income was due largely to the following items:

•	The negative net impact of our yen-denominated hedge programs, driven by the strengthening of the Japanese yen in 2014 compared to significant weakening in 2013, in the amount of $248 million;
•	Several tax-related items in the amount of $164 million, including the establishment of deferred tax valuation allowances in Japan and Germany;
•	The negative net impact from the Japanese yen versus the U.S. dollar exchange rate in the amount of $32 million; and
•
The absence of the $26 million gain recognized on the true-up to our 2012 pension liability and the $11 million gain resulting from the change in control of an equity investment, occurring in the second quarter of 2013.

The decrease in net income for the three months ended June 30, 2014 was offset somewhat by the following:

•	Higher net income in the Environmental Technologies segment, driven by an increase in demand for our diesel products; and
•	An increase in equity earnings from Dow Corning, due to a mark-to-market gain on a derivative instrument in the amount of $8 million, and an increase in volume in the polysilicon segment.

In the first half of 2014, we generated net income of $470 million or $0.32 per share, compared to net income of $1,132 million or $0.76 per share for the same period in 2013.  When compared to the same period last year, the decrease in net income was due largely to the following items:

•	The negative net impact of our yen-denominated hedge programs, driven by the strengthening of the Japanese yen in 2014 compared to significant weakening in 2013, in the amount of $267 million;
•
Several tax-related items in the amount of $185 million, including the establishment of deferred tax valuation allowances in Japan and Germany, and the absence of a tax benefit in the amount of $54 million recorded in the first quarter of 2013 related to the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012;

•
A dividend withholding tax in the amount of $102 million on Corning’s share of the dividend from Samsung Corning Precision Materials distributed subsequent to the Acquisition of the remaining equity interests of the affiliate;

•	The negative impact from the Japanese yen versus the U.S. dollar exchange rate in the amount of $93 million; and
•
The absence of the $26 million gain recognized on the true-up to our 2012 pension liability and the $11 million gain resulting from the change in control of an equity investment, occurring in the second quarter of 2013.

The decrease in net income for the six months ended June 30, 2014 was offset somewhat by the following:

•	Higher net income in the Environmental Technologies segment, driven by an increase in demand for our diesel products; and
•
An increase in equity earnings from Dow Corning, due to a mark-to-market gain on a derivative instrument in the amount of $40 million, and an increase in volume and the settlement of a long-term sales agreement in the amount of $9 million in the polysilicon segment.

Our key priorities for 2014 remain similar to those from previous years:  protect our financial health and invest in the future.  During the first six months of 2014, we made the following progress toward these priorities:

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

•
We ended the first half of 2014 with $5.9 billion of cash, cash equivalents and short-term investments, an increase from the balance at December 31, 2013 of $5.2 billion, and well above our debt balance at June 30, 2014 of $3.7 billion.  The increase in cash was driven by the consolidation of Corning Precision Materials beginning in the first quarter of 2014, and the cash received from Samsung Display for the additional issuance of Preferred Stock in connection with the Acquisition, offset by the cash paid for our share repurchases.

•
Our debt to capital ratio increased from 13% reported at December 31, 2013 to 15% at June 30, 2014, driven by an increase in the amount of outstanding commercial paper and our share repurchase program.

•
Operating cash flow in the six months ended June 30, 2014 was $2,480 million, an increase of $1,468 million when compared to the first six months of 2013, driven by a dividend from Samsung Corning Precision Materials distributed subsequent to the Acquisition of the remaining equity interests of the affiliate.

Investing In Our Future
Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  During 2014, we will maintain our innovation strategy focused on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  When compared to the same periods in 2013, our spending levels for research, development and engineering declined slightly to 8% of sales in the three months ended June 30, 2014, and in the first half of 2014, were consistent with the prior year at 9% of sales.

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

Capital spending totaled $478 million and $438 million for the six months ended June 30, 2014 and 2013, respectively.  Spending in the first six months of 2014 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2014 capital spending to be approximately $1.3 billion.  We expect that approximately $500 million will be directed toward our Display Technologies segment, of which approximately $107 million is related to capital projects started in 2012 and 2013.

Corporate Outlook
Our recent Acquisition of the remaining equity interests in our affiliate Samsung Corning Precision Materials will drive sales growth in 2014.  We also expect sales to grow in our Optical Communications, Life Sciences, Specialty Materials and Environmental Technologies segments.  In our Display Technologies segment, we expect our market share to stabilize and price declines to be moderate.  We anticipate a rise in global demand for Corning’s carrier network products, combined with growth of enterprise network products, that will increase sales in our Optical Communications segment.  We believe the overall LCD glass retail market in 2014 will increase in the mid-to-high single digits in percentage terms, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  Net income may be negatively impacted by the effect of movements in foreign exchange rates.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$2,482	$1,982	25	$4,771	$3,796	26

Gross margin	$1,032	$883	17	$1,967	$1,653	19
(gross margin %)	42%	45%		41%	44%

Selling, general and administrative expenses	$318	$266	20	$713	$525	36
(as a % of net sales)	13%	13%		15%	14%

Research, development and engineering expenses	$208	$179	16	$406	$357	14
(as a % of net sales)	8%	9%		9%	9%

Equity in earnings of affiliated companies	$62	$166	(63)	$148	$339	(56)
(as a % of net sales)	2%	8%		3%	9%

Transaction-related gain, net				$74		*
(as a % of net sales)				2%

Other (expense) income, net	$(155)	$265	(158)	$(131)	$330	(140)
(as a % of net sales)	6%	13%		(3)%	9%

Income before income taxes	$341	$829	(59)	$822	$1,357	(39)
(as a % of net sales)	14%	42%		17%	36%

Provision for income taxes	$(172)	$(191)	(10)	$(352)	$(225)	56
(as a % of net sales)	(7)%	(10)%		(7)%	(6)%

Net income attributable to Corning Incorporated	$169	$638	(74)	$470	$1,132	(58)
(as a % of net sales)	7%	32%		10%	30%

*	Percent change not meaningful

Net Sales
For the three months ended June 30, 2014, net sales increased by $500 million, improving in all of our segments except Specialty Materials, when compared to the same period in 2013.  Driving the growth in net sales are the following items:

•
An increase in sales in the Display Technologies segment in the amount of $356 million, driven by the consolidation of Corning Precision Materials, which increased sales by $447 million, and an increase in volume in the high-single digits in percentage terms, offset somewhat by price declines in the mid-teens and the negative impact of the Japanese yen versus the U.S. dollar exchange rate;

•
An increase in net sales in the Optical Communications segment in the amount of $85 million, driven by an increase in sales of carrier network products in the amount of $73 million and an increase of $12 million in enterprise network products.  Specifically, the following items impacted sales within the carrier network products group in the three months ended June 30, 2014, when compared to the same period in 2013:

o	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America and Europe, up $28 million and $26 million, respectively;
o
The impact of a full quarter of sales from a small acquisition and the consolidation of an equity investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $19 million; and

o	Lower sales of optical fiber, driven by a $21 million decrease in China, offset slightly by higher sales in North America and Europe, each increasing by $6 million;
•
An increase of $57 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America; and

•	An increase of $4 million in the Life Sciences segment, due mainly to volume growth in North America.

Net sales in the six months ended June 30, 2014 increased by $975 million to $4,771 million, when compared to the same period in 2013.  The increase in net sales was due to the following items:

•
An increase in sales in the Display Technologies segment in the amount of $635 million, driven by the consolidation of Corning Precision Materials, which increased sales by $868 million, and an increase in volume in the mid-single digits in percentage terms, offset somewhat by price declines in the mid-teens;

•
An increase in net sales in the Optical Communications segment in the amount of $208 million, driven by an increase in sales of carrier network products in the amount of $171 million and an increase of $37 million in enterprise network products.  Specifically, the following items impacted sales within the carrier network products group in the first six months of 2014, when compared to the same period in 2013:

o	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America and Europe, up $59 million and $58 million, respectively;
o
The impact of a small acquisition and the consolidation of an equity investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $40 million; and

o	Consistent sales of optical fiber, driven by a $29 million increase in sales in all regions of the world except China, which declined by the same amount;
•
An increase of $104 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America; and

•	An increase of $7 million in the Life Sciences segment, due mainly to volume growth in North America.

Although the impact of fluctuations in foreign currency exchange rates did not materially impact net sales in our Optical Communications, Environmental Technologies, Life Sciences and Specialty Materials segments, the impact of the fluctuation in the Japanese yen had a negative impact of approximately $95 million and $195 million, respectively, on net sales in our Display Technologies segment in the three and six months ended June 30, 2014.

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

Gross Margin
In the three and six months ended June 30, 2014, gross margin dollars increased by $149 million and $314 million, respectively, when compared to the same periods in 2013, driven largely by the consolidation of Corning Precision Materials and higher volume of Optical Communications and Environmental Technologies products.  As a percentage of net sales, gross margin decreased when compared to the same periods last year, due primarily to the impact of the depreciation of the Japanese yen versus the U.S. dollar in the amounts of $57 million and $140 million, respectively, price declines in the mid-teens in percentage terms in our Display Technologies segment and the impact of inventory builds in 2013 in the Optical Communications and Specialty Materials segments that did not repeat in 2014, offset somewhat by the positive impact of Corning Precision Materials.

Selling, General and Administrative Expenses
For the three months ended June 30, 2014, selling, general and administrative expenses increased by $52 million, driven by the consolidation of Corning Precision Materials, which increased selling, general and administrative expenses by approximately $26 million, an increase of $9 million in share-based and performance-based compensation expenses and an increase of approximately $2 million in acquisition-related costs, offset somewhat by cost control measures implemented by our segments.  As a percentage of net sales, selling, general and administrative expenses remained consistent at 13%, when compared to the second quarter of 2013.

For the six months ended June 30, 2014, selling, general and administrative expenses increased by $188 million, driven by the consolidation of Corning Precision Materials, which increased selling, general and administrative expenses by approximately $51 million, an increase of $19 million in share-based and performance-based compensation expenses and an increase of approximately $92 million in acquisition-related costs, including $72 million of post-combination compensation expense, offset somewhat by cost control measures implemented by our segments.  As a percentage of net sales, selling, general and administrative expenses were 15%, an increase of 1% when compared to the same period in 2013, driven by expenses related to the Acquisition.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three and six months ended June 30, 2014, research, development and engineering expenses increased by $29 million and $49 million, respectively, when compared to the same periods last year.  Driving the increase was the consolidation of Corning Precision Materials, which added approximately $20 million and $37 million, respectively, and an increase in spending for new business development, offset by a decrease of $6 million and $8 million, respectively, in the Specialty Materials segment.  As a percentage of net sales, research, development and engineering expenses were 8% in the second quarter, slightly lower than the same period in 2013, and were consistent with the prior year at 9% in the first six months of 2014.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Samsung Corning Precision Materials		$111		$244
Dow Corning Corporation	$54	45	$146	80
All other	8	10	2	15
Total equity earnings	$62	$166	$148	$339

Equity earnings of affiliated companies decreased in the three and six months ended June 30, 2014, when compared to the same period last year, reflecting the Acquisition and subsequent consolidation of Samsung Corning Precision Materials, offset somewhat by an increase in equity earnings from Dow Corning.  Equity earnings from Dow Corning increased by 20% and 83%, respectively, when compared to the three and six months ended June 30, 2013, and were impacted by the following items:

•	Corning’s share of a mark-to-market gain on a derivative instrument in the amount of $8 million and $40 million, respectively;
•
An increase in equity earnings of $7 million and $36 million, respectively, in the polysilicon segment, driven by higher volume and the settlement of a long-term sales agreement in the first quarter of 2014 in the amount of $9 million; and

•	The absence of restructuring charges incurred in the three and six months ended June 30, 2013, in the amounts of $9 million and $11 million, respectively.

Other (Expense) Income, Net
“Other (expense) income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Royalty income from Samsung Corning Precision Materials		$14		$29
Foreign currency exchange and hedge (loss) gain, net	$(142)	251	$(148)	282
Net (gain) loss attributable to noncontrolling interests	(1)	1	2	2
Other, net	(12)	(1)	15	17
Total	$(155)	$265	$(131)	$330

Beginning in the first quarter of 2014, due to the Acquisition and subsequent consolidation of Samsung Corning Precision Materials (now Corning Precision Materials), royalty income from Corning Precision Materials is no longer recognized in Corning’s consolidated statement of income.

Included in the line item Foreign currency exchange and hedge (loss) gain, net, for the three and six months ended June 30, 2014 and 2013 is the impact of purchased collars and average forward contracts which hedge our exposure to movements in the Japanese yen and its impact on our net earnings.  In the three and six months ended June 30, 2013, we recorded a net gain in the amounts of $229 million and $252 million, respectively, driven by the significant depreciation in the 2013 exchange rates for the Japanese yen.  In the three and six months ended June 30, 2014, the exchange rates for the Japanese yen rebounded slightly, resulting in a net loss of $145 million and $143 million, respectively, driven by the mark-to-market of our yen-denominated purchased collars and average forward contracts.  The gross notional value outstanding for purchase collars and average rate forwards which hedge our exposure to the Japanese yen at June 30, 2014 and December 31, 2013 was $12.5 billion and $6.8 billion, respectively.

In the second quarter of 2014, following the Acquisition, we entered into a portfolio of zero cost collars to hedge our exposure to movements in the Korean won and its impact on our net earnings.  These zero cost collars have a gross notional value outstanding at June 30, 2014 of $2.9 billion, and will settle quarterly beginning in the third quarter of 2014 and concluding at the end of 2015.  The gain on the mark-to-market of these zero cost collars, which is also included in the line item Foreign currency exchange and hedge (loss) gain, net, was not material for the period ended June 30, 2014.

Income Before Income Taxes
Income before income taxes for the three and six months ended June 30, 2014, was negatively impacted by the depreciation of the Japanese yen versus the U.S. dollar in the amount of $45 million and $127 million, respectively.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Provision for income taxes	$(172)	$(191)	$(352)	$(225)
Effective tax rate	50.4%	23.0%	42.8%	16.6%

For the three and six months ended June 30, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•
Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a deemed distribution to the U.S. of a portion of foreign current year earnings;

•	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset principally by discrete tax charges of $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries for the six months ended June 30, 2014, and $135 million and $146 million attributable to a change in judgment on the realizability of certain foreign deferred tax assets for the three and six months ended June 30, 2014, respectively.

For the three and six months ended June 30, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies;
•	Equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to Corning Incorporated	$169	$638	$470	$1,132
Basic earnings per common share	$0.11	$0.43	$0.32	$0.77
Diluted earnings per common share	$0.11	$0.43	$0.32	$0.76
Shares used in computing per share amounts
Basic earnings per common share	1,302	1,469	1,331	1,471
Diluted earnings per common share	1,315	1,478	1,343	1,480

Comprehensive Income
For the three and six months ended June 30, 2014, comprehensive income increased by $42 million and $223 million, respectively, when compared to the same periods in 2013, driven by the impact of foreign currency translation adjustments, offset by a decrease in net income attributable to Corning Incorporated.  In the three and six months ended June 30, 2014, we recognized a gain of $269 million and $137 million, respectively, compared to a loss in the same periods in 2013 of $296 million and $801 million, respectively.  The gains recognized in 2014 were driven by favorable movements in the translation rates of Japanese yen and Korean won to the U.S. dollar.  The significant loss which occurred in 2013 was driven by the substantial depreciation of the Japanese yen to the U.S. dollar translation rate.  Refer to Note 16 (Shareholders’ Equity) to the consolidated financial statements for additional information.

CORE PERFORMANCE MEASURES
In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at Core Performance measures.  We believe reporting Core Performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Net sales, equity in earnings of affiliated companies, and net income are adjusted to exclude the impacts of changes in the Japanese yen and Korean won, the impact of the purchased and zero cost collars, average forward contracts and other yen-related transactions, acquisition-related costs, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments, and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for U.S. GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13
Core net sales	$2,577	$2,021	28%	$4,966	$3,835	29%
Core equity in earnings of affiliated companies	$58	$173	(66)%	$119	$353	(66)%
Core earnings	$527	$469	12%	$988	$900	10%

Core Net Sales
Core net sales in the second quarter of 2014, which excludes the impact of changes in the Japanese yen, Korean won and other certain items, totaled $2,577 million, an increase of $556 million, or 28%, when compared to the same period in 2013.  Driving this growth are the following items:

•
An increase in the Display Technologies segment of $413 million, or 62%, driven by the consolidation of Corning Precision Materials, which increased sales by $488 million, and an increase in volume in the high-single digits in percentage terms, partially offset by price declines in the mid-teens;

•
An increase in the Optical Communications segment in the amount of $85 million, driven by an increase in sales of carrier network products in the amount of $73 million and an increase of $12 million in enterprise network products.  Specifically, the following items impacted sales within the carrier network products group in the three months ended June 30, 2014:

o	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America and Europe, up $28 million and $26 million, respectively;
o
The impact of a full quarter of sales from a small acquisition and the consolidation of an equity investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $19 million; and

o	Lower sales of optical fiber, driven by a $21 million decrease in China, offset slightly by higher sales in North America and Europe, each increasing by $6 million;
•
An increase of $57 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America; and

•	An increase of $4 million in the Life Sciences segment, due mainly to volume growth in North America.

Core net sales in the six months ended June 30, 2014 increased by $1,131 million to $4,966 million, an increase of 29%, when compared to the same period in 2013.  The increase in net sales was due to the following items:

•
An increase in the Display Technologies segment of $792 million, or 60%, driven by the consolidation of Corning Precision Materials, which increased sales by $933 million, and an increase in volume in the mid-single digits in percentage terms, partially offset by price declines in the mid-teens;

•
An increase in net sales in the Optical Communications segment in the amount of $208 million, driven by an increase in sales of carrier network products in the amount of $171 million and an increase of $37 million in enterprise network products.  Specifically, the following items impacted sales within the carrier network products group in the first six months of 2014:

o	Higher sales of cable and hardware and equipment products in North America and Europe, up $59 million and $58 million, respectively;
o
The impact of a small acquisition and the consolidation of an equity investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $40 million; and

o	Consistent sales of optical fiber, driven by a $29 million increase in sales in all regions of the world except China, which completely offset the increase;
•
An increase of $104 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America; and

•	An increase of $7 million in the Life Sciences segment, due mainly to volume growth in North America.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of core equity in earnings of affiliated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Samsung Corning Precision Materials		$120		$253
Dow Corning Corporation*	$49	42	$109	84
All other	9	11	10	16
Total equity earnings	$58	$173	$119	$353

*
In 2013, we excluded the operating results of Dow Corning’s consolidated subsidiary Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the impact of the severe unpredictability and instability in the polysilicon market.

The following table reconciles the non-GAAP financial measure of equity earnings from Dow Corning to its most directly comparable GAAP financial measure:
	Equity Earnings
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
As reported	$54	$45	$146	$80
Hemlock Semiconductor operating results (3)		(12)		(7)
Hemlock Semiconductor non-operating results (3)(7)		9		11
Equity in earnings of affiliated companies (9)	(5)		(37)
Core Performance measures	$49	$42	$109	$84

Core equity earnings of affiliated companies decreased in the three and six months ended June 30, 2014, when compared to the same period last year, reflecting the Acquisition and subsequent consolidation of Corning Precision Materials.  Core equity earnings from Dow Corning in the three and six months ended June 30, 2014, which includes the results of Hemlock semiconductor, reflects a decline of $3 million and $8 million, respectively, in the silicones segment, driven by price declines and higher raw materials cost, partially offset by an increase in volume.

Core Earnings
When compared to the same period last year, core earnings increased in the three months ended June 30, 2014 by $58 million, or 12%, driven by the following items:

•
An increase of $28 million, or 9%, in the Display Technologies segment.  Price declines in the mid-teens largely offset an increase in volume in the high-single digits and the favorable impact of the consolidation of Corning Precision Materials;

•	An increase of $14 million, or 42%, in the Environmental Technologies segment, driven by an increase in demand for our diesel products; and
•	An increase of $3 million, or 5%, in the Optical Communications segment, driven by an increase in demand for carrier network products.

When compared to the same period last year, core earnings increased in the six months ended June 30, 2014 by $88 million, or 10%, driven by the following items:

•
An increase of $15 million, or 2%, in the Display Technologies segment.  Price declines in the mid-teens largely offset an increase in volume in the mid-single digits and the favorable impact of the consolidation of Corning Precision Materials;

•	An increase of $30 million, or 50%, in the Environmental Technologies segment, driven by an increase in demand for our diesel products;
•	An increase of $7 million, or 7%, in the Optical Communications segment, driven by an increase in demand for carrier network products; and
•	An increase in core equity earnings from Dow Corning of $25 million, or 30%.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Core earnings attributable to Corning Incorporated	$527	$469	$988	$900
Less: Series A convertible preferred stock dividend	24		45
Core earnings available to common stockholders - basic	503	469	943	900
Add: Series A convertible preferred stock dividend	24		45
Core earnings available to common stockholders - diluted	$527	$469	$988	$900

Weighted-average common shares outstanding - basic	1,302	1,469	1,331	1,471
Effect of dilutive securities:
Stock options and other dilutive securities	13	9	12	9
Series A convertible preferred stock	115		106
Weighted-average common shares outstanding - diluted	1,430	1,478	1,449	1,480
Core basic earnings per common share	$0.39	$0.32	$0.71	$0.61
Core diluted earnings per common share	$0.37	$0.32	$0.68	$0.61

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.
	Three months ended June 30, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$2,482	$62	$341	$169	50.4%	$0.11
Constant-yen (1)	95	1	81	59		0.04
Constant-won (1)			17	12		0.01
Purchased collars and average forward contracts (2)			141	82		0.06
Acquisition-related costs (4)			10	7
Discrete tax items (5)				164		0.11
Asbestos settlement (6)			4	2
Restructuring, impairment and other charges (7)			39	29		0.02
Equity in earnings of affiliated companies (9)		(5)	(5)	(5)
Other items related to the Acquisition of Samsung Corning Precision Materials (10)			10	8		0.01
Core Performance measures	$2,577	$58	$638	$527	17.4%	$0.37

	Three months ended June 30, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$1,982	$166	$829	$638	23.0%	$0.43
Constant-yen (1)	39	10	36	27		0.02
Purchased collars and average forward contracts (2)			(229)	(147)		(0.10)
Other yen-related transactions (2)			(27)	(19)		(0.01)
Hemlock Semiconductor operating results (3)		(12)	(12)	(11)		(0.01)
Hemlock Semiconductor non-operating results (3)(7)		9	9	9		0.01
Acquisition-related costs (4)			8	5
Asbestos settlement (6)			6	4
Pension mark-to-market adjustment (11)			(41)	(26)		(0.02)
Gain on change in control of equity investment (12)			(17)	(11)		(0.01)
Core Performance measures	$2,021	$173	$562	$469	16.5%	$0.32

	Six months ended June 30, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$4,771	$148	$822	$470	42.8%	$0.32
Constant-yen (1)	195	1	163	120		0.08
Constant-won (1)			17	12		0.01
Purchased collars and average forward contracts (2)			139	72		0.05
Acquisition-related costs (4)			58	47		0.03
Discrete tax items (5)				185		0.13
Asbestos settlement (6)			6	3
Restructuring, impairment and other charges (7)			56	44		0.03
Liquidation of subsidiary (8)				(3)
Equity in earnings of affiliated companies (9)		(30)	(30)	(29)		(0.02)
Gain on previously held equity investment (10)			(394)	(292)		(0.20)
Settlement of pre-existing contract (10)			320	320		0.22
Post-combination expenses (10)			72	55		0.04
Other items related to the Acquisition of Samsung Corning Precision Materials (10)			(14)	(16)		0.01
Core Performance measures	$4,966	$119	$1,215	$988	18.7%	$0.68

	Six months ended June 30, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$3,796	$339	$1,357	$1,132	16.6%	$0.76
Constant-yen (1)	39	10	36	27		0.02
Purchased collars and average forward contracts (2)			(252)	(163)		(0.11)
Other yen-related transactions (2)			(46)	(32)		(0.02)
Hemlock Semiconductor operating results (3)		(7)	(7)	(7)
Hemlock Semiconductor non-operating results (3)(7)		11	11	11		0.01
Acquisition-related costs (4)			26	18		0.01
Discrete tax items (5)				(54)		(0.04)
Asbestos settlement (6)			8	5
Pension mark-to-market adjustment (11)			(41)	(26)		(0.02)
Gain on change in control of equity investment (12)			(17)	(11)		(0.01)
Core Performance measures	$3,835	$353	$1,075	$900	16.3%	$0.61

Items which we exclude from GAAP measures to arrive at Core Performance measures are as follows:

(1)	Constant-currency adjustments:

Constant-yen:  Because a significant portion of Corning’s LCD glass business revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings from translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and to establish operational goals and forecasts.  We use an internally derived management rate of ¥93, which is closely aligned to our yen portfolio of purchased collars, and have restated all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

Constant-won:  Following the Acquisition of Samsung Corning Precision Materials and because a significant portion of Samsung Corning Precision Materials’ costs are denominated in Korean won, management believes it is important to understand the impact on core earnings from translating won into dollars.  Presenting results on a constant-won basis mitigates the translation impact of the Korean won, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and to establish operational goals and forecasts without the variability caused by the fluctuations caused by changes in the rate of this currency.  We use an internally derived management rate of 1,100, which is consistent with historical prior period averages of the won.  We have not recast prior periods presented as the impact is not material to Corning in those periods.

(2)
Purchased and zero cost collars, average forward contracts and other yen-related transactions:  We have excluded the impact of our yen-denominated purchased collars, average forward contracts, and other yen-related transactions for each period presented.  Additionally, we are also excluding the impact of our portfolio of Korean won-denominated zero cost collars which we entered into in the second quarter of 2014. By aligning an internally derived rate with our portfolio of purchased collars and average forward contracts, and excluding other yen-related transactions and the constant-currency adjustments, we have materially mitigated the impact of changes in the Japanese yen.

(3)
Results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor: In 2013, we excluded the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the operating and non-operating items and events which have caused severe unpredictability and instability in earnings beginning in 2012.  These events were primarily driven by the macro-economic environment.  Specifically, the negative impact of the determination by MOFCOM, which imposes provisional anti-dumping duties on solar-grade polysilicon imports from the United States, and the impact of asset write-offs, offset by the benefit of large payments required under Hemlock Semiconductor customers’ “take-or-pay” contracts, are events that are unrelated to Dow Corning’s core operations, and that have, or could have, significant impacts to this business.  Beginning in 2014, due to the stabilization of the polycrystalline silicon industry, we will no longer exclude the operating results of Hemlock Semiconductor from core performance measures.

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

(6)	Certain litigation-related charges: These adjustments relate to the Pittsburgh Corning Corporation (PCC) asbestos litigation.
(7)	Restructuring, impairment and other charges. In the second quarter of 2014, amount includes restructuring expense and other disposal costs not classified as restructuring expense.
(8)	Liquidation of subsidiary: The partial impact of non-restructuring related items due to the decision to liquidate a consolidated subsidiary that is not significant.
(9)
Equity in earnings of affiliated companies:  These adjustments relate to items which do not reflect expected on-going operating results of our affiliated companies, such as restructuring, impairment and other charges and settlements under “take-or-pay” contracts.

(10)
Impacts from the Acquisition of Samsung Corning Precision Materials: Pre-acquisition gains and losses on previously held equity investment and other gains and losses related to the Acquisition, including post-combination expenses and the impact of the withholding tax on a dividend from Samsung Corning Precision Materials.

(11)
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

(12)
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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with U.S. GAAP.  The Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and with how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to the most directly comparable GAAP financial measure, please see “Reconciliation of non-GAAP Measures” below.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies
The following tables provide net sales and other data for the Display Technologies segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$987	$631	56%	$1,916	$1,281	50%
Equity earnings of affiliated companies	$(4)	$108	(104)%	$(13)	$241	(105)%
Net income	$282	$337	(16)%	$491	$686	(28)%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$1,083	$670	62%	$2,112	$1,320	60%
Equity earnings of affiliated companies	$(3)	$117	(103)%	$(5)	$250	(102)%
Core earnings	$342	$314	9%	$665	$650	2%

The following tables reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2014			Six months ended June 30, 2014
	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$987	$(4)	$282	$1,916	$(13)	$491
Constant-yen (1)	96	1	61	196	1	124
Constant-won (1)			11			11
Purchased collars and average forward contracts (2)			(53)			(109)
Acquisition-related costs (4)			2			37
Discrete tax items (5)			4			4
Restructuring, impairment and other charges (7)			27			30
Equity in earnings of affiliated companies (9)					7	6
Other items related to the Acquisition of Samsung Corning Precision Materials (10)			8			71
Core performance	$1,083	$(3)	$342	$2,112	$(5)	$665

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$631	$108	$337	$1,281	$241	$686
Constant-yen (1)	39	9	29	39	9	29
Purchased collars, average forward contracts and other yen-related transactions (2)			(43)			(56)
Pension mark-to-market adjustment (11)			(9)			(9)
Core performance	$670	$117	$314	$1,320	$250	$650
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

As Reported
When compared to the second quarter of 2013, the increase in net sales of $356 million in the second quarter of 2014 was due to the Acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the subsequent consolidation of this entity, which added $447 million in net sales.  Although LCD glass volume increased in the high-single digits in the second quarter of 2014, this increase was more than offset by price declines in the mid-teens in percentage terms.  Higher sales in Latin America and Europe and an increase in sales of larger-sized LCD televisions drove the volume increase in the second quarter of 2014.  Sequentially, LCD glass volume was higher than we anticipated, and grew in the low teens in percentage terms, and price declines were more moderate than the first quarter.  Because sales in the Display Technology segment are denominated in Japanese yen, the depreciation of the Japanese yen versus the U.S. dollar adversely impacted net sales by $57 million.

Net income in the Display Technologies segment decreased by $55 million, or 16%, in the three months ended June 30, 2014, when compared to the same period last year.  The positive impact of an increase in volume in the high-single digits and the consolidation of Corning Precision Materials and the resulting cost reductions and efficiencies gained through synergies, were more than offset by the following items:

•	The impact of price declines in the mid-teens in percentage terms;
•
The depreciation of the Japanese yen versus the U.S. dollar in the amount of $32 million, offset somewhat by the impact of realized gains on our yen-denominated hedge programs in the amount of $53 million; and

•
Restructuring expense in the amount of $27 million, primarily related to the exit of high cost production lines in Japan.  This production is being transferred to the Corning Precision Materials facility in Asan, Korea and reflects synergies attained through our acquisition of Corning Precision Materials.

When compared to the first half of 2013, the increase of $635 million in net sales in the first half of 2014 was due to the Acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the subsequent consolidation of this entity, which added $868 million in net sales.  Although volume increased in the mid-single digits in the first half of 2014, this increase was more than offset by price declines in the mid-teens in percentage terms.  The depreciation of the Japanese yen versus the U.S. dollar adversely impacted net sales by $157 million.

Net income in the Display Technologies segment decreased by $195 million, or 28%, in the six months ended June 30, 2014, when compared to the same period last year.  The positive impact of an increase in volume in the mid-single digits and the consolidation of Corning Precision Materials and the resulting cost reductions and efficiencies gained through synergies, were more than offset by the following items:

•	The impact of price declines in the mid-teens in percentage terms;
•
The depreciation of the Japanese yen versus the U.S. dollar in the amount of $95 million, offset somewhat by the impact of realized gains on our yen-denominated hedge programs in the amount of $109 million;

•	Restructuring expense in the amount of $30 million; and
•	The absence of royalty income from Samsung Corning Precision Materials.

Core Performance
When compared to the second quarter of 2013, the increase in core net sales of $413 million, or 62%, in the second quarter of 2014 was due to the Acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the subsequent consolidation of this entity, which added $488 million in net sales.  Although LCD glass volume increased in the high-single digits in the second quarter of 2014, this increase was more than offset by price declines in the mid-teens in percentage terms.  Higher sales in Latin America and Europe and an increase in sales of larger-sized LCD televisions drove the volume increase in the second quarter of 2014.  Sequentially, LCD glass volume was higher than we anticipated, and grew in the low teens in percentage terms, and price declines were more moderate than the first quarter.

Core earnings in the Display Technologies segment increased by $28 million, or 9%, in the three months ended June 30, 2014, when compared to the same period last year.  The positive impact of an increase in volume in the high-single digits and the consolidation of Corning Precision Materials and the resulting cost reductions and efficiencies gained through synergies were partially offset by the impact of price declines in the mid-teens in percentage terms.

When compared to the first half of 2013, the increase in core net sales of $792 million, or 60%, in the first half of 2014 was due to the Acquisition of the remaining equity interests of our affiliate Corning Precision Materials, and the subsequent consolidation of this entity, which added $933 million in net sales.  Although volume increased in the mid-single digits in the first half of 2014, this increase was more than offset by price declines in the mid-teens in percentage terms.

Core earnings in the Display Technologies segment increased by $15 million, or 2%, in the six months ended June 30, 2014, when compared to the same period last year.  The positive impact of the consolidation of Corning Precision Materials and an increase in volume in the high-single digits were partially offset by the impact of price declines in the mid-teens in percentage terms and the absence of royalty income from Corning Precision Materials.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three months ended June 30, 2014, three customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 60% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.  For the six months ended June 30, 2014, four customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 72% of total segment sales when combined.

Outlook:
We believe the overall LCD glass retail market in 2014 will increase in the mid-to-high single digits in percentage terms, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  We expect Corning’s share of the market in 2014 will remain consistent with our share in 2013.

In the third quarter, the Company anticipates its LCD glass volume will be up by a mid-single digit percentage, sequentially. Glass price declines are expected to moderate further, returning to the rates experienced through most of 2013.

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

Optical Communications
The following tables provide net sales and other data for the Optical Communications segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales:
Carrier network	$538	$465	16%	$989	$818	21%
Enterprise network	148	136	9%	290	253	15%
Total net sales	686	601	14%	1,279	1,071	19%

Net income	$61	$76	(20)%	$88	$111	(21)%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales
Carrier network	$538	$465	16%	$989	$818	21%
Enterprise network	148	136	9%	290	253	15%
Total net sales	686	601	14%	1,279	1,071	19%

Core earnings	$63	$60	5%	$102	$95	7%

The following tables reconcile the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2014		Six months ended June 30, 2014
	Sales	Net income	Sales	Net income
As reported	$686	$61	$1,279	$88
Acquisition-related costs (4)		2		4
Restructuring, impairment and other charges (7)				12
Liquidation of subsidiary (8)				(2)
Core performance	$686	$63	$1,279	$102

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Sales	Net income	Sales	Net income
As reported	$601	$76	$1,071	$111
Acquisition-related costs (4)		4		4
Pension mark-to-market adjustment (11)		(9)		(9)
Gain on change in control of equity investment (12)		(11)		(11)
Core performance	$601	$60	$1,071	$95
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

As Reported
In the second quarter of 2014, net sales of the Optical Communications segment increased by $85 million, or 14%, when compared to the second quarter of 2013, driven by a $73 million increase in sales of our carrier network products.  Specifically, the following items impacted sales within the carrier network products group in the second quarter of 2014:

•	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America and Europe, up $28 million and $26 million, respectively;
•
The impact of a full quarter of sales from a small acquisition and the consolidation of an investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $19 million; and

•	Lower sales of optical fiber, driven by a $21 million decrease in China, offset slightly by higher sales in North America and Europe, each increasing by $6 million.

Sales of enterprise network products also increased in the second quarter of 2014, up $12 million, when compared to the same period in 2013, driven by higher sales of data center products in Europe.

In the first half of 2014, net sales of the Optical Communications segment increased by $208 million, or 19%, when compared to the first half of 2013, driven by a $171 million increase in sales of our carrier network products.  Specifically, the following items impacted sales within the carrier network products group in the first six months of 2014:

•	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America and Europe, up $59 million and $58 million, respectively;
•
The impact of a full two quarters of sales from a small acquisition and the consolidation of an investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $40 million; and

•	Consistent sales of optical fiber. An increase in sales of $29 million across most regions of the world was completely offset by a decline in sales in China.

Sales of enterprise network products also increased in the first six months of 2014, up $37 million, when compared to the same period in 2013, due to strong sales in all regions of the world, led by $14 million of higher sales of data center products in Europe.

Although sales increased by 14% and 19%, net income declined by 20% and 21%, respectively, in the three and six months ended June 30, 2014, driven by restructuring charges of $12 million recorded in the first quarter of 2014, and the absence of two favorable non-operating items that occurred in the second quarter of 2013 in the amount of $20 million.  Strong volume in both carrier and enterprise network products was offset almost completely by optical fiber price declines in China, unfavorable mix in carrier products, and the absence of the inventory build we experienced in the first half of 2013.

Movements in foreign exchange rates did not significantly impact the results of this segment in the three and six months ended June 30, 2014.

Core Performance
When compared to the same periods last year, core earnings in the three and six months ended June 30, 2014 increased by $3 million, or 5%, and $7 million, or 7%, respectively, driven by strong volume in both carrier and enterprise network products, offset by optical fiber price declines in China, unfavorable mix in carrier products, and the absence of the inventory build we experienced in the first half of 2013.

For the three and six months ended June 30, 2014, no customers of the Optical Communications segment represented 10% or more of total segment sales.

Outlook:
Optical Communications third-quarter sales are expected to increase by a mid-single digit percentage year over year, driven by continued strong sales of fiber-to-the-home solutions in North America and Europe.

Environmental Technologies
The following tables provide net sales and other data for the Environmental Technologies segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales:
Automotive	$136	$120	13%	$269	$245	10%
Diesel	149	108	38%	291	211	38%
Total net sales	$285	$228	25%	$560	$456	23%

Net income	$47	$36	31%	$90	$63	43%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$285	$228	25%	$560	$456	23%
Core earnings	$47	$33	42%	$90	$60	50%

The following table reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2013		Six months ended June 30, 2013
	Sales	Net income	Sales	Net income
As reported	$228	$36	$456	$63
Pension mark-to-market adjustment (11)		(3)		(3)
Core performance	$228	$33	$456	$60
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

As Reported
In the three and six months ended June 30, 2014, net sales of this segment increased by $57 million, or 25%, and $104 million, or 23%, respectively, when compared to the same periods in 2013, driven by higher sales across all product lines.  Driving the increase was higher demand for our heavy duty diesel products propelled by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America.  Sales of light-duty diesel products also improved due to higher volume in Europe.  Automotive substrate product sales increased due to higher demand in all regions, especially in Europe.

When compared to the same periods last year, net income in the three and six months ended June 30, 2014 improved significantly, up 31% and 43%, respectively, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy-duty diesel products and higher European sales of light-duty diesel products, combined with an increase in automotive substrate vehicle builds, drove the increase.  Higher costs associated with facility expansion projects and the absence of the pension mark-to-market gain in 2013 somewhat offset the increase in net income.

Movements in foreign exchange rates did not significantly impact the results of this segment in the three and six months ended June 30, 2014.

Core Performance
When compared to the same periods last year, core earnings in the three and six months ended June 30, 2014 increased by $14 million, or 42%, and $30 million, or 50%, respectively, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy-duty diesel products and higher European and North American sales of light-duty diesel products, combined with an increase in automotive substrate vehicle builds, drove the increase.  Higher fixed costs associated with facility expansion projects somewhat offset the increase in net income.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three and six months ended June 30, 2014, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 87% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
For the Environmental Technologies segment, third-quarter year-over-year sales are anticipated to grow by 20% to 25%.  Corning continues to benefit from strong demand for its heavy-duty diesel emissions control products in North America, China and Europe.

Specialty Materials
The following tables provide net sales and net income for the Specialty Materials segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$298	$301	(1)%	$559	$559	0%
Net income	$39	$58	(33)%	$70	$97	(28)%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$298	$301	(1)%	$559	$559	0%
Core earnings	$44	$53	(17)%	$76	$92	(17)%

The following tables reconcile the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2014		Six months ended June 30, 2014
	Sales	Net income	Sales	Net income
As reported	$298	$39	$559	$70
Constant-yen (1)		(1)		(2)
Purchased collars and average forward contracts (2)		3		6
Acquisition-related costs (4)				(1)
Restructuring, impairment and other charges (7)		3		3
Core performance	$298	$44	$559	$76

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Sales	Net income	Sales	Net income
As reported	$301	$58	$559	$97
Constant-yen (1)		(1)		(1)
Purchased collars, average forward contracts and other yen-related transactions (2)		(1)		(1)
Pension mark-to-market adjustment (11)		(3)		(3)
Core performance	$301	$53	$559	$92
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three months ended June 30, 2014 in the Specialty Materials segment decreased slightly when compared to the same period in 2013, driven entirely by Corning Gorilla Glass price declines, which were almost entirely offset by an increase in volume for Corning Gorilla Glass and higher sales in the amount of $14 million for our advanced optics products, led by improvements in the semiconductor market.  Although Specialty Materials sales increased by 14% sequentially in the second quarter, this was lower than our expectations, and the result of lower retail demand for smartphones, high end tablets and lower-than-expected-expected sales for planned new models.

Net sales for the six months ended June 30, 2014 in the Specialty Materials segment remained consistent with the same period in 2013.  Price declines outpaced an increase in volume for Corning Gorilla Glass, while sales of advanced optic product sales increased $29 million, driven by improvements in the semiconductor market and sales from a new mirror program.

When compared to the same periods last year, the decrease in net income for the three and six months ended June 30, 2014 was driven by lower prices for Corning Gorilla Glass and the absence of the inventory build we experienced in the first half of 2013, offset partially by Corning Gorilla Glass and advanced optics product volume improvements, lower research and development expenses and the impact of charges related to the closure of production lines in Japan.  Additionally, with the strengthening of the Japanese yen during 2014, our yen-denominated hedging programs experienced a net loss in 2014, versus a net gain in 2013.

Movements in foreign exchange rates did not significantly impact the results of this segment in the three and six months ended June 30, 2014.

Core Performance
When compared to the same periods last year, core earnings in the three and six months ended June 30, 2014 decreased by $9 million, or 17%, and $16 million, or 17%, respectively, driven by lower prices for Corning Gorilla Glass, offset partially by Corning Gorilla Glass and advanced optics product volume improvements and lower research and development expenses.

For the three months ended June 30, 2014, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 36% of total segment sales when combined.  For the six months ended June 30, 2014, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 47% of total segment sales when combined.

Outlook:
Specialty Materials segment sales are expected to grow approximately 10% sequentially as demand for Gorilla Glass increases in the second half of the year.

Life Sciences
The following tables provide net sales and net income for the Life Sciences segment (in millions):
As Reported	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$223	$219	2%	$433	$426	2%
Net income	$18	$25	(28)%	$35	$37	(5)%

Core Performance	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$223	$219	2%	$433	$426	2%
Core earnings	$22	$24	(8)%	$43	$48	(10)%

The following tables reconcile the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2014		Six months ended June 30, 2014
	Sales	Net income	Sales	Net income
As reported	$223	$18	$433	$35
Acquisition-related costs (4)		4		8
Core performance	$223	$22	$433	$43

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Sales	Net income	Sales	Net income
As reported	$219	$25	$426	$37
Acquisition-related costs (4)		2		14
Pension mark-to-market adjustment (11)		(3)		(3)
Core performance	$219	$24	$426	$48
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three and six months ended June 30, 2014 increased by $4 million and $7 million, respectively,  when compared to the same periods last year, due to volume growth in North America, increasing by $4 million in both periods.

When compared to the same periods in 2013, net income in the three and six months ended June 30, 2014 decreased by $7 million, or 28%, and $2 million, or 5%, respectively, driven by less favorable customer and product mix, unfavorable manufacturing efficiencies and the absence of the pension mark-to-market gain in 2013, offset slightly by higher volume.  Acquisition-related costs were slightly higher in the three months ended June 30, 2014, but were lower in the first half of 2014, due to higher spending in the first half of 2013 related to the acquisition of the Discovery Labware business in the fourth quarter of 2012.

Movements in foreign exchange rates did not significantly impact the results of this segment in the three and six months ended June 30, 2014.

Core Performance
When compared to the same periods last year, core earnings in the three and six months ended June 30, 2014 decreased by $2 million, or 8%, and $5 million, or 10%, respectively, driven by less favorable customer and product mix and unfavorable manufacturing efficiencies, offset slightly by higher volume.

For the three months ended June 30, 2014, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 46% of net sales when combined.  For the six months ended June 30, 2014, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 44% of net sales when combined.

Outlook:
In the third quarter of 2014, Life Sciences segment sales are expected to increase slightly when compared to the third quarter of 2013.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of development projects and results for new product lines.

The following table provides net sales and other data for All Other (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$3	$2	50%	$24	$3	700%
Research, development and engineering expenses	$48	$35	37%	$76	$71	7%
Equity in earnings of affiliated companies	$7	$4	75%	$9	$9	0%
Net loss	$(59)	$(31)	(90%)	$(99)	$(59)	(68%)

This group is primarily comprised of development projects that involve the use of various technologies for new products such as advanced flow reactors and adjacency businesses in pursuit of thin, strong glass.  This segment also includes results for certain corporate investments such as Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products.

The results of this segment in the three and six months ended June 30, 2014 reflect the net sales and net loss incurred for a development project which was not part of segment results in the three and six months ended June 30, 2013.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
The following items impacted Corning’s financing and capital structure in the three months ended June 30, 2014 and 2013:

2014
At June 30, 2014, Corning had $416 million in outstanding commercial paper as part of the Company’s commercial paper program established in the second quarter of 2013.  The estimated fair value of this commercial paper approximates its carrying value due to the short-term maturities.

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

In the first quarter of 2013, we amended and restated our existing revolving credit facility.  The amended facility provides a $1 billion unsecured multi-currency line of credit that expires in March 2018.  The facility includes a leverage test (debt to capital ratio) financial covenant.  As of June 30, 2014, we were in compliance with this covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

Share Repurchase Program
In the first quarter of 2014, the share repurchase program announced on October 22, 2013 was made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014.  This program authorizes the Company to repurchase up to $2 billion of our common stock by December 31, 2015.  At June 30, 2014, there was $382.8 million remaining under this program.

Fixed Rate Cumulative Convertible Preferred Stock, Series A
On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 1,900 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $1.9 billion, to Samsung Display in connection with the Acquisition of its equity interests in Samsung Corning Precision Materials.  Corning also issued to Samsung Display an additional amount of Preferred Stock at closing, for an aggregate issue price of $400 million in cash.

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s board of directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  Following the seventh anniversary of the closing of the Acquisition, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have voting rights except as may be required by law.

Capital Spending
Capital spending totaled $478 million and $438 million for the six months ended June 30, 2014 and 2013, respectively.  Spending in the first six months of 2014 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2014 capital spending to be approximately $1.3 billion.  We expect that approximately $500 million will be directed toward our Display Technologies segment, of which approximately $107 million is related to capital projects started in 2012 and 2013.

Cash Flow
Summary of cash flow data (in millions):
	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$2,480	$1,012
Net cash used in investing activities	$(583)	$(335)
Net cash used in financing activities	$(1,489)	$(993)

Net cash provided by operating activities increased significantly in the six months ended June 30, 2014, when compared to the same period last year, due to a dividend of approximately $1.6 billion received from Samsung Corning Precision Materials and a decrease in inventory in the Optical Communications segment, offset somewhat by lower net income.

Net cash used in investing activities was higher in the six months ended June 30, 2014, when compared to the same period last year, due to an increase in short-term investments, an investment in an unconsolidated subsidiary and higher capital spending, offset partially by the realized gains on our yen-denominated purchased collars.

Net cash used in financing activities in the six months ended June 30, 2014 increased when compared to the same period last year, driven by our share repurchase programs, somewhat offset by the issuance of commercial paper, cash received from the issuance of preferred stock and the absence of the retirement of long-term debt in the first quarter of 2013.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of June 30, 2014	As of December 31, 2013

Working capital	$7,687	$7,145
Current ratio	4.5:1	5.1:1
Trade accounts receivable, net of allowances	$1,645	$1,253
Days sales outstanding	60	58
Inventories	$1,380	$1,270
Inventory turns	3.9	3.6
Days payable outstanding (1)	41	47
Long-term debt	$3,238	$3,272
Total debt to total capital	15%	13%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2013 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	A-	Stable
December 16, 2013

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the second quarter of 2014 with approximately $5.9 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At June 30, 2014, approximately 77% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are indefinitely reinvested in our foreign operations but are available for repatriation, subject to relevant tax consequences, which may be significant in a particular period.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.

From time to time, we may issue debt, the proceeds of which may be used to refinance certain debt maturities and for general corporate purposes.

Share Repurchases

On October 31, 2013, as part of the share repurchase program announced on April 24, 2013 (the “2013 Repurchase Program”), Corning entered into an accelerated share repurchase (“ASR”) agreement with JP Morgan Chase Bank, National Association, London Branch (“JPMC”).  Under the ASR agreement with JPMC, Corning agreed to purchase $1 billion of its common stock, in total, with an initial delivery by JPMC of 47.1 million shares based on the current market price, and payment of $1 billion made by Corning to JPMC.  The payment to JPMC was recorded as a reduction to shareholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 47.1 million shares received upon execution, and a $200 million decrease in other-paid-in capital, which reflects the value of the stock held back by JPMC pending final settlement.  On January 28, 2014, the ASR agreement with JPMC was completed.  Corning received an additional 10.5 million shares on January 31, 2014 to settle the ASR agreement.  In total, Corning purchased 57.6 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR agreement with JPMC, less a discount.  Additionally, in the first quarter of 2014, we repurchased 26.7 million shares of common stock on the open market for approximately $484 million as part of the 2013 Repurchase Program.  The 2013 Repurchase Program was completed in the first quarter of 2014.

On March 3, 2014, as part of the $2 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014, Corning entered into an ASR agreement with Citibank N.A. (“Citi”).  Under the ASR agreement with Citi, Corning agreed to purchase $1.25 billion of its common stock, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  On May 28, 2014, the ASR agreement with Citi was completed, and Corning received an additional 8.7 million shares to settle the ASR agreement.  In total, Corning repurchased 61.2 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR agreement with Citi, less a discount.

In addition to the shares repurchased through the ASR agreement, in the three and six months ended June 30, 2014, we repurchased 9.3 million and 18 million shares of common stock on the open market for approximately $200 million and $367 million, respectively, as part of the share repurchase program made effective on January 15, 2014.

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

Our major source of funding for the remainder of 2014 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short-term investments and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments and dividend payments.

Corning also has access to a $1 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At June 30, 2014, our leverage using this measure was 15% and we are in compliance with the financial covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, the majority of our debt instruments contain a cross default provision, whereby a default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of June 30, 2014, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2013 Form 10-K and remain unchanged through the first six months of 2014.  For certain items, additional details are provided below.

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

At June 30, 2014, the fair market value of precious metals was higher than the carrying value by $25 million.  At December 31, 2013, the carrying value of precious metals was higher than the fair market value by $164 million.  These precious metals are utilized by the Display and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  We are currently assessing the potential impact of adopting this ASU on our financial statements and related disclosures.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 16 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2014, and December 31, 2013, Corning had accrued approximately $30 million (undiscounted) and $15 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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
•
currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, Korean won, Euro, and New Taiwan dollar, and our ability to mitigate the financial impact on our net earnings and cash flows from the movements in these currencies, which includes the use of derivatives;

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

During the first and second quarter of 2014 the Company entered into a series of average rate forwards with no associated premium, which partially hedge the impact of Japanese yen translation on the Company’s projected 2015, 2016 and 2017 net income.  In the second quarter of 2014, as a result of the acquisition of the remaining interests in Samsung Corning Precision, we entered into a portfolio of zero cost collars to hedge our exposure to movements in the Korean won and its impact on our net earnings.  At June 30, 2014, the total gross notional value for the translated earnings contracts was $15.4 billion (at December 31, 2013: $6.8 billion), including purchased collars and zero cost collars of $5.9 billion (at December 31, 2013: $5.9 billion) and average rate forwards of $9.5 billion (at December 31, 2013: $0.9 billion).  With respect to the purchased collars and zero cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased collars and zero cost collars, either the put or the call option can be exercised at maturity.  As of June 30, 2014, the total net notional value of the purchased collars and zero cost collars was $3.1 billion (at December 31, 2013: $3 billion).

The fair value of our open foreign exchange forward and option contracts is most significantly impacted by fluctuations in the Japanese yen and Korean won.  At June 30, 2014, a hypothetical 10% adverse movement in Japanese yen and Korean won exchange rates could result in an unrealized loss in fair value of these instruments of $1,203 million (at December 31, 2013: $398 million) and $86 million (at December 31, 2013: $0), respectively.  Changes in fair values of these instruments are ultimately offset in the period of settlement by changes in the fair value of the underlying exposure.  Prior to settlement, the unrealized fair value changes could cause material volatility in our earnings.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2014, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Dow Corning Corporation. See our 2013 Form 10-K, Part 1, Item 3.  For updates to estimated liabilities as of June 30, 2014, see Part I, Item 1, Financial Statements, Note 3 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Pittsburgh Corning Corporation and Other Asbestos Litigation.  See our 2013 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of June 30, 2014, see Part I, Item 1, Financial Statements, Note 3 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation.  See our 2013 Form 10-K, Part I, Item 3.

Chinese Anti-dumping Investigation Involving Single-Mode Optical Fiber Produced in India.  See our 2013 Form 10-K, Part I, Item 3.  On May 20, 2014, China’s Ministry of Commerce (“MOFCOM”) announced its preliminary determination in this investigation and temporarily assessed a 47% dumping margin against Corning’s Indian affiliate.  Corning submitted comments to MOFCOM’s preliminary determination, contesting the data and the methodology used to reach the preliminary dumping margin.  An injury hearing was held on July 7, 2014.  A final determination is expected in mid-August.

Chinese Anti-dumping Investigation Involving Optical Fiber Preforms Produced in the United States.  See our 2014 Form 10-Q for the Period Ending March 31, 2014 (“Q1 2014 10-Q”), Part II, Item 1.  On April 8, 2014, Corning responded to the petition that caused MOFCOM to initiate its investigation and, on June 23, 2014, met with MOFCOM to review the market for fiber preforms in the United States and China, and why Corning believes that there is no harm to the Chinese market presented by imports from the United States.  We have completed the initial questionnaire received and await further questions.  We expect a preliminary determination in October 2014, and a final determination in December 2014.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates.  See our 2013 Form 10-K, Part I, Item 3.

Demodulation, Inc.  See our 2013 Form 10-K, Part I, Item 3.

Grand Jury Subpoena.  See our 2013 Form 10-K, Part I, Item 3 and Q1 2014 10-Q, Part II, Item 1.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the second quarter of 2014:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
April 1-30, 2014	57,645	$20.94		$832,847,116
May 1-31, 2014	10,269,469	$27.55 (3)	10,224,037	$550,843,345
June 1-30, 2014	7,803,782	$21.56	7,791,493	$382,843,382
Total	18,130,896	$24.95	18,015,530	$382,843,382

(1)
This column reflects the following transactions during the second quarter of 2014:  (i) the deemed surrender to us of 55,686 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 59,680 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 18,015,530 shares of common stock (9,286,349 shares in open market repurchases and 8,729,181 shares as part of the ASR agreement announced in the first quarter of 2014) in conjunction with the repurchase program made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014.

(2)
On April 24, 2013, we announced a $2 billion share repurchase program (the “2013 Repurchase Program”).  In the second quarter of 2014, the 2013 Repurchase Program was completed.  On October 22, 2013, we announced authorization to repurchase up to $2 billion of our common stock by December 31, 2015, through a repurchase program made effective on January 15, 2014, concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials.

(3)
Includes 8.7 million shares received in May upon settlement of an accelerated share repurchase agreement for which no cash was paid during the period, in addition to open market repurchases by the Company.  In the first quarter of 2014, the Company paid $1.25 billion under an ASR agreement with Citi and received an initial delivery of approximately 52.5 million shares (80% of the deliverable shares based on an average price of $19.04).  The transaction was completed in the second quarter of 2014, with the Company receiving approximately 8.7 million additional shares to settle the ASR agreement.  The $27.55 average price per share figure represents the 20% of the $1.25 billion paid, divided by the shares delivered at settlement, averaged with the actual price paid for open market repurchases during the period.  The actual average price paid for the 61.2 million shares received under this ASR was $20.41.

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

Corning Incorporated
(Registrant)

July 31, 2014	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 31, 2014	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)