Form 10-Q
period 2014-09-30
CORNING INC /NY
filed 2014-10-29
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2014
Corning’s Common Stock, $0.50 par value per share	1,281,848,134 shares

© 2014 Corning Incorporated. All Rights Reserved.

© 2014 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net sales	$2,540	$2,067	$7,311	$5,863
Cost of sales	1,451	1,166	4,255	3,309

Gross margin	1,089	901	3,056	2,554

Operating expenses:
Selling, general and administrative expenses	256	265	969	790
Research, development and engineering expenses	199	184	605	541
Amortization of purchased intangibles	9	8	25	23
Restructuring, impairment and other charges (Note 2)			51
Asbestos litigation charge	5	5	11	13

Operating income	620	439	1,395	1,187

Equity in earnings of affiliated companies (Note 9)	95	138	243	477
Interest income	5	1	21	5
Interest expense	(31)	(28)	(91)	(92)
Transaction-related gain, net (Note 10)			74
Other income (expense), net (Note 1)	720	(1)	589	329

Income before income taxes	1,409	549	2,231	1,906
Provision for income taxes (Note 5)	(395)	(141)	(747)	(366)

Net income attributable to Corning Incorporated	$1,014	$408	$1,484	$1,540

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.77	$0.28	$1.08	$1.05
Diluted (Note 6)	$0.72	$0.28	$1.03	$1.04

Dividends declared per common share	$0.10	$0.10	$0.30	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

© 2014 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,

	2014	2013	2014	2013

Net income attributable to Corning Incorporated	$1,014	$408	$1,484	$1,540

Foreign currency translation (loss) gain	(676)	317	(539)	(484)
Net unrealized (losses) gains on investments	(3)	(1)	1	1
Unamortized gains and prior service costs for postretirement benefit plans		14	3	44
Net unrealized gains (losses) on designated hedges	5	(17)	2	8
Other comprehensive (loss) income, net of tax	(674)	313	(533)	(431)

Comprehensive income attributable to Corning Incorporated	$340	$721	$951	$1,109

The accompanying notes are an integral part of these consolidated financial statements.

© 2014 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets

Current assets:
Cash and cash equivalents	$5,353	$4,704
Short-term investments, at fair value (Note 7)	751	531
Total cash, cash equivalents and short-term investments	6,104	5,235
Trade accounts receivable, net of doubtful accounts and allowances - $36 and $28	1,601	1,253
Inventories (Note 8)	1,327	1,270
Deferred income taxes (Note 5)	156	278
Other current assets	825	855
Total current assets	10,013	8,891

Investments (Note 9)	2,002	5,537
Property, net of accumulated depreciation - $8,412 and $7,865 (Note 11)	13,033	9,801
Goodwill and other intangible assets, net (Note 12)	1,653	1,542
Deferred income taxes (Note 5)	1,944	2,234
Other assets	1,170	473

Total Assets	$29,815	$28,478

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 4)	$455	$21
Accounts payable	716	771
Other accrued liabilities (Note 3)	967	954
Total current liabilities	2,138	1,746

Long-term debt (Note 4)	3,228	3,272
Postretirement benefits other than pensions	757	766
Other liabilities (Note 3)	1,842	1,483
Total liabilities	7,965	7,267

Commitments and contingencies (Note 3)
Shareholders’ equity (Note 16):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,671 million and 1,661 million	836	831
Additional paid-in capital – common stock	13,336	13,066
Retained earnings	12,339	11,320
Treasury stock, at cost; Shares held: 389 million and 262 million	(6,543)	(4,099)
Accumulated other comprehensive (loss) income	(489)	44
Total Corning Incorporated shareholders’ equity	21,779	21,162
Noncontrolling interests	71	49
Total equity	21,850	21,211

Total Liabilities and Equity	$29,815	$28,478

The accompanying notes are an integral part of these consolidated financial statements.

© 2014 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,484	$1,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	877	730
Amortization of purchased intangibles	25	23
Restructuring, impairment and other charges	51
Stock compensation charges	47	40
Equity in earnings of affiliated companies	(243)	(477)
Dividends received from affiliated companies	1,673	221
Deferred tax provision	414	141
Restructuring payments	(30)	(30)
Employee benefit payments (in excess of) less than expense	(5)	34
Gains on translated earnings contracts	(600)	(205)
Contingent consideration fair value adjustment	(77)
Changes in certain working capital items:
Trade accounts receivable	(63)	(139)
Inventories	27	(238)
Other current assets	17	14
Accounts payable and other current liabilities	(339)	(278)
Other, net	339	127
Net cash provided by operating activities	3,597	1,503

Cash Flows from Investing Activities:
Capital expenditures	(740)	(682)
Acquisitions of business, net of cash received	66	(66)
Investment in unconsolidated entities	(109)	(19)
Proceeds from loan repayments from unconsolidated entities	15
Short-term investments – acquisitions	(1,170)	(1,183)
Short-term investments – liquidations	954	1,449
Premium on purchased collars		(107)
Realized gains on translated earnings contracts	226	33
Other, net	5
Net cash used in investing activities	(753)	(575)

Cash Flows from Financing Activities:
Retirement of long-term debt		(498)
Net repayments of short-term borrowings and current portion of long-term debt	(50)	(69)
Principal payments under capital lease obligations	(1)	(2)
Proceeds from issuance of short-term debt	22
Proceeds from issuance of commercial paper, net	424
Proceeds from issuance of preferred stock (1)	400
Proceeds received for incentives		82
Payments to acquire noncontrolling interest		(47)
Proceeds from the exercise of stock options	98	54
Repurchases of common stock for treasury	(2,300)	(441)
Dividends paid	(439)	(426)
Net cash used in by financing activities	(1,846)	(1,347)
Effect of exchange rates on cash	(349)	(9)
Net increase (decrease) in cash and cash equivalents	649	(428)
Cash and cash equivalents at beginning of period	4,704	4,988

Cash and cash equivalents at end of period	$5,353	$4,560

(1)
In the first quarter of 2014, Corning issued 1,900 shares of Preferred Stock to Samsung Display Co., Ltd. in connection with the acquisition of their equity interests in Samsung Corning Precision Materials Co., Ltd. (Note 10).  Corning also issued to Samsung Display an additional amount of Preferred Stock at closing, for an issue price of $400 million in cash (Note 16).

The accompanying notes are an integral part of these consolidated financial statements.

© 2014 Corning Incorporated. All Rights Reserved.

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

Other Income (Expense), Net
“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Royalty income from Samsung Corning Precision Materials		$14		$43
Foreign currency exchange and hedge gain (loss), net	$744	(33)	$596	248
Net (gain) loss attributable to noncontrolling interests	(2)			1
Other, net	(22)	18	(7)	37
Total	$720	$(1)	$589	$329

Beginning in the first quarter of 2014, due to the Acquisition and consolidation of Samsung Corning Precision Materials (now Corning Precision Materials), royalty income from Corning Precision Materials is no longer recognized in Corning’s consolidated statements of income.

© 2014 Corning Incorporated. All Rights Reserved.

Included in the line item Foreign currency exchange and hedge gain (loss), net, for the three and nine months ended September 30, 2014 and 2013 is the impact of purchased collars and average forward contracts which hedge our exposure to movements in the Japanese yen and its impact on our net earnings.  In the three and nine months ended September 30, 2014, we recorded net pre-tax gains on our yen-denominated hedging programs in the amounts of $764 million and $621 million, respectively.  These gains were driven by the mark-to-market of the purchased collars and average forward contracts, and occurred due to the significant weakening of the Japanese yen in the third quarter of 2014.  We recorded a net loss in the amount of $46 million in the third quarter of 2013 and a net gain in the amount of $206 million for the nine months ended September 30, 2013.  The gross notional value outstanding for purchase collars and average rate forwards which hedge our exposure to the Japanese yen at September 30, 2014 and December 31, 2013 was $11 billion and $6.8 billion, respectively.

In the second quarter of 2014, following the Acquisition, we entered into a portfolio of zero cost collars to hedge our exposure to movements in the Korean won and its impact on our net earnings.  These zero cost collars have a gross notional value outstanding at September 30, 2014 of $3 billion, and began settling quarterly in the third quarter of 2014 and will conclude at the end of 2015.  The loss on the mark-to-market of these zero cost collars, which is also included in the line item Foreign currency exchange and hedge (loss) gain, net, was $25 million and $21 million, respectively, for the three and nine months ended September 30, 2014.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  We are currently assessing the potential impact of adopting this ASU on our financial statements and related disclosures.

2.      Restructuring, Impairment and Other Charges

2014 Activity

For the nine months ended September 30, 2014, we recorded charges of $51 million for workforce reductions, asset disposals and write-offs, and exit costs for restructuring activities in the Display Technologies, Optical Communications and Specialty Materials segments, with total cash expenditures estimated to be $11 million.

In the fourth quarter of 2013, Corning implemented a global restructuring plan within several of our segments to better align our cost position.  These actions consisted of workforce reductions, asset disposals and write-offs, and exit costs.  We recorded charges of $67 million associated with these actions, with total cash expenditures expected to be approximately $40 million.

© 2014 Corning Incorporated. All Rights Reserved.

The following table summarizes the restructuring, impairment and other charges for the nine months ended September 30, 2014 (in millions):
	Reserve at January 1, 2014	Net charges/ (reversals)	Non cash adjustments	Cash payments	Reserve at September 30, 2014
Restructuring:
Employee related costs	$36	$32	$(2)	$(27)	$39
Other charges	8	5	(1)	(3)	9
Total restructuring activity	$44	$37	$(3)	$(30)	$48

Impairment charges and disposal of long-lived assets		$14

Total restructuring, impairment and other charges		$51

Cash payments for employee-related costs related to the 2014 and 2013 restructuring actions are expected to be substantially completed in 2015.

2013 Activity

The following table summarizes the restructuring reserve activity for the nine months ended September 30, 2013 (in millions):
	Reserve at January 1, 2013	Net charges/ (reversals)	Cash payments	Reserve at September 30, 2013
Restructuring:
Employee-related costs	$38	$(1)	$(27)	$10
Other charges (credits)	4		(3)	1
Total restructuring activity	$42	$(1)	$(30)	$11

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

© 2014 Corning Incorporated. All Rights Reserved.

Under the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of September 30, 2014, Dow Corning had recorded a liability of $1.7 billion for future funding of the Settlement Trust.  This amount reflects Dow Corning’s estimate of the remaining obligation to fund the resolution of breast implant claims pursuant to the Plan.  Future filing behaviors and the remaining level of funding that will be required are uncertain.  Actual funding amounts may be materially different than the recorded liability.  Dow Corning, with the assistance of a third party advisor, is in the process of assessing the impact of recent information about potential future claims experience, and, as a result, it is reasonably possible Dow Corning’s estimate of the remaining obligation could materially change in the near term.  Although Dow Corning is not yet able to estimate the impact of these matters, the implant liability currently reflects the maximum capped amount under the Plan; therefore, any future revision to the estimate is expected to result in a lower recorded liability.  Any adjustment to Dow Corning’s breast implant liability would impact the Company’s earnings in proportion to the Company’s 50 percent ownership interest in Dow Corning.

As a separate matter arising from its bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of September 30, 2014, Dow Corning has estimated the potential liability to these creditors to be within the range of $98 million to $320 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $98 million, net of applicable tax benefits.

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

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan”).  On September 30, 2014, the United States District Court for the Western District of Pennsylvania (the “District Court”) affirmed the Bankruptcy Court’s decision confirming the Amended PCC Plan.  The lone objector may appeal that decision to the United States Court of Appeals for the Third Circuit.  If that occurs, it would likely take many months for the confirmation of the Amended PCC Plan to be finally affirmed.

Under the Amended PCC Plan, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value.  Corning has the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Amended PCC Plan requires Corning to make: 1) one payment of $70 million one year from the date the Amended PCC Plan becomes effective and certain conditions are met; and 2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

© 2014 Corning Incorporated. All Rights Reserved.

Other Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,400 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case.  When PCC filed for bankruptcy protection, the Bankruptcy Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”).  The stay remains in place as of the date of this filing.  Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed.  These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date.  As of September 30, 2014, Corning had received for these cases approximately $19 million in insurance payments related to those claims.  If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is finally affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

Total Estimated Liability for the Amended PCC Plan and the Other Asbestos Litigation

The liability for the Amended PCC Plan and the other asbestos litigation was estimated to be $701 million at September 30, 2014, compared with an estimate of liability of $690 million at December 31, 2013.  This $701 million liability is comprised of $261 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos litigation, all referenced in the preceding paragraphs.  With respect to the PCE liability, at September 30, 2014 and December 31, 2013, the fair value of $261 million of our interest in PCE significantly exceeded its carrying value of $164 million and $167 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation under the Amended PCC Plan are not scheduled to commence until more than 12 months after the Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

© 2014 Corning Incorporated. All Rights Reserved.

As of September 30, 2014 and December 31, 2013, contingent guarantees totaled a notional value of $153 million and $151 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $300 million and $126 million, at September 30, 2014 and December 31, 2013, respectively.  The increase in purchase obligations from December 31, 2013 to September 30, 2014, was attributable to the acquisition of the remaining interests of Samsung Corning Precision Materials, which increased the amount of obligations at September 30, 2014 by $166 million.

Product warranty liability accruals were considered insignificant at September 30, 2014 and December 31, 2013.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 15 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2014 and December 31, 2013, Corning had accrued approximately $28 million (undiscounted) and $15 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.6 billion at September 30, 2014 and $3.5 billion at December 31, 2013, compared to recorded book values of $3.2 billion at September 30, 2014 and $3.3 billion at December 31, 2013.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

2014
In the third quarter of 2014, we amended and restated our existing revolving credit facility.  The amended facility provides a $2 billion unsecured multi-currency line of credit and expires on September 30, 2019.  At September 30, 2014, there were no outstanding amounts on this credit facility.  The facility includes affirmative and negative covenants that Corning must comply with, including a leverage (debt to capital ratio) financial covenant.  As of September 30, 2014, we were in compliance with all of the covenants.

At September 30, 2014, Corning had $424 million in outstanding commercial paper as part of the Company’s commercial paper program established in the second quarter of 2013.  The estimated fair value of this commercial paper approximates its carrying value due to the short-term maturities.

© 2014 Corning Incorporated. All Rights Reserved.

2013
In the second quarter of 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s revolving credit facility is available to support obligations under the commercial paper program, if needed.

In the first quarter of 2013, we amended and restated our then-existing revolving credit facility.  The 2013 amended facility provided a $1 billion unsecured multi-currency line of credit that would have expired in March 2018.  This facility was amended and restated by the $2 billion facility entered into in the third quarter of 2014.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4 billion.  The total amount repaid was approximately $500 million.  Upon repayment, the facility was terminated.

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Provision for income taxes	$(395)	$(141)	$(747)	$(366)
Effective tax rate	28.0%	25.7%	33.5%	19.2%

For the three and nine months ended September 30, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•
Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a deemed distribution to the U.S. of a portion of foreign current year earnings;

•	Equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were offset by discrete tax charges of $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries, and $146 million attributable to a change in judgment on the realizability of certain foreign deferred taxes assets for the nine months ended September 30, 2014.

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

In addition to the items noted above, the tax provision for the nine months ended September 30, 2013 reflects a $54 million tax benefit to record the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

© 2014 Corning Incorporated. All Rights Reserved.

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 0.3 and 1.7 percentage points for the three months ended September 30, 2014 and 2013, respectively.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 0.6 and 1.3 percentage points for the nine months ended September 30, 2014 and 2013, respectively.

In April 2011, South Korean tax authorities completed a tax audit of Samsung Corning Precision Materials.  As a result, the tax authorities issued a pre-assessment of approximately $46 million for an asserted underpayment of withholding tax on dividends paid from September 2006 through March 2009.  Our first level of appeal was denied on October 5, 2011 and a formal assessment was issued.  The assessment was paid in full in the fourth quarter of 2011, allowing us to continue the appeal process.  On May 30, 2014, the Korean Tax Tribunal issued a ruling partially in favor of Samsung Corning Precision Materials, resulting in an $18 million refund to Corning.  Samsung Corning Precision Materials and Corning continue to appeal the remainder of the assessment and believe we will prevail when all available appeal remedies have been exhausted.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of approximately $9 million of current earnings in 2014 that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws, derivative contract settlements or the development of tax planning ideas that allow us to repatriate earnings at little or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

© 2014 Corning Incorporated. All Rights Reserved.

6.      Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to Corning Incorporated	$1,014	$408	$1,484	$1,540
Less: Series A convertible preferred stock dividend	24		70
Net income available to common stockholders - basic	990	408	1,414	1,540
Plus: Series A convertible preferred stock dividend	24		70
Net income available to common stockholders - diluted	$1,014	$408	$1,484	$1,540

Weighted-average common shares outstanding - basic	1,284	1,454	1,315	1,465
Effect of dilutive securities:
Stock options and other dilutive securities	12	9	12	9
Series A convertible preferred stock dividend	115		109
Weighted-average common shares outstanding - diluted	1,411	1,463	1,436	1,474
Basic earnings per common share	$0.77	$0.28	$1.08	$1.05
Diluted earnings per common share	$0.72	$0.28	$1.03	$1.04

Anti-dilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards	23	36	24	40
Accelerated share repurchase forward contract			4
Total	23	36	28	40

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Bonds, notes and other securities:
U.S. government and agencies	$743	$530	$744	$531
Equity securities	$6		$7
Total short-term investments	$749	$530	$751	$531
Asset-backed securities	$43	$46	$38	$38
Total long-term investments	$43	$46	$38	$38

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

© 2014 Corning Incorporated. All Rights Reserved.

The following table summarizes the contractual maturities of available-for-sale securities at September 30, 2014 (in millions):
Less than one year	$451
Due in 1-5 years	293
Due in 5-10 years
Due after 10 years (1)	38
Total	$782

(1)	Includes $38 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive income in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 (dollars in millions):
		September 30, 2014
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$38	$(4)	$38	$(4)
Total long-term investments	21	$38	$(4)	$38	$(4)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2013
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	20	$38	$(8)	$38	$(8)
Total long-term investments	20	$38	$(8)	$38	$(8)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of September 30, 2014 and December 31, 2013, for securities that have credit losses, an unrealized loss on other than temporary impaired securities of $4 million and $6 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled approximately $954 million and $1,449 million for the nine months ended September 30, 2014 and 2013, respectively.

© 2014 Corning Incorporated. All Rights Reserved.

8.      Inventories

Inventories comprise the following (in millions):
	September 30, 2014	December 31, 2013
Finished goods	$457	$486
Work in process	245	234
Raw materials and accessories	323	311
Supplies and packing materials	302	239
Total inventories	$1,327	$1,270

9.      Investments

Samsung Corning Precision Materials

Prior to December 2013, Corning owned 50% of its equity affiliate, Samsung Corning Precision Materials, Samsung Display owned 42.5% and three shareholders owned the remaining 7%.  In the fourth quarter of 2013, in connection with a series of agreements with Samsung Display announced in October 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on the Samsung Corning Precision Materials balance sheet at September 30, 2013.  The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57.5%.  Because this transaction did not result in a change in control based on the governing documents of this entity, Corning did not consolidate this entity as of December 31, 2013.

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

Dow Corning Corporation (“Dow Corning”)

Summarized income statement information for Dow Corning is as follows for the three and nine months ended September 30, 2014 and prior year comparative periods: net sales $1,520 million and $4,545 million (2013: $1,427 million and $4,120 million), gross profit(1) $351 million and $1,071 million (2013: $265 million and $868 million) and net income attributable to Dow Corning $176 million and $476 million (2013: $117 million and $267 million).  Dow Corning’s net income in the three and nine months ended September 30, 2014 includes an after-tax (loss) gain on a derivative instrument of $(20) million and $63 million, respectively (2013: $32 million and $32 million).  Additionally, for the three months ended September 30, 2014, Dow Corning’s net income includes an energy tax credit of $17 million and foreign tax credit of $82 million.
(1)Gross profit for the three months ended September 30, 2014 includes R&D costs of $70 million (2013: $59 million) and selling expense of $3 million (2013: $4 million).  Gross profit for the nine months ended September 30, 2014 includes R&D cost of $207 million (2013: $186 million) and selling expenses of $9 million (2013: $10 million).

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

© 2014 Corning Incorporated. All Rights Reserved.

The Acquisition was accounted for under the purchase method of accounting in accordance with business combination accounting guidance.  Accordingly, the preliminary purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value on the date of Acquisition.  The fair value was determined based on the fair value of consideration transferred for the remaining equity interest of Samsung Display’s shares.

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

Corning issued 1,900 shares of Preferred Stock as consideration in the Acquisition of Samsung Corning Precision Materials which had a fair value of $1.9 billion on the acquisition date.  The fair value was determined using an option pricing model based on the features of the Preferred Stock.  That measure is based on Level 2 inputs observable in the market such as Corning’s common stock price and dividend yield.

The Acquisition also includes a contingent consideration arrangement that potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Samsung Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million was estimated by applying an option pricing model using the Company’s projections of Corning Precision Materials’ future revenues.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  In the third quarter of 2014, we recorded a pre-tax adjustment in Selling, general and administrative expenses in the amount of $77 million to reflect the increase in the fair value of the potential receipt of the contingent consideration.

The following table summarizes the total fair value of Samsung Corning Precision Materials at the acquisition date including the net consideration transferred to acquire the remaining 42.5% of Samsung Corning Precision Materials, the fair value of Corning’s non-controlling interest in Samsung Corning Precision Materials pre- and post-acquisition and the amount of the implied fair value of the total entity for the purpose of allocating the purchase price to the acquired net assets.

Net consideration applied to acquired assets	Samsung Display	Corning Incorporated	Samsung Corning Precision Materials
Ownership percentage	42.5%	57.5%	100%
Fair value based on $1.9 billion consideration transferred	$1,911	$2,588	$4,499
Less contingent consideration - receivable	(196)	(265)	(461)
Net fair value of consideration @ 100%	1,715	2,323	4,038

Corning’s loss on royalty contract	(136)	(184)	(320)
Fair value post-acquisition	$1,579	$2,139	$3,718

Corning’s fair value 57.5% post-acquisition	2,139
Total fair value at January 15, 2014	$3,718

© 2014 Corning Incorporated. All Rights Reserved.

The $1.9 billion fair value of consideration transferred for the remaining 42.5% interest in Samsung Corning Precision Materials plus the fair value of Corning’s pre-acquisition fair value less the contingent consideration due Corning as of the acquisition date results in a net fair value for the total entity of $4 billion.

As a result of the acquisition of Samsung Corning Precision Materials, Corning reacquired its technology license rights and effectively settled its pre-existing royalty contract with the acquired entity, Samsung Corning Precision Materials.  With regard to the reacquired right, Corning engaged a third-party specialist to assist in assessing the fair value of this right and determined that the reacquired right had a value of zero.  In addition, the Company assessed whether this royalty contract was favorable or unfavorable to Corning.  It was determined that the contractual royalty rate of 3% as compared to the then current market rate of 12% was unfavorable to Corning.  The effective settlement of the contract was valued using the Income Approach; specifically, a relief from royalty method.  The amount by which the contract was unfavorable to Corning when compared to current market transactions for similar items resulted in a loss of $320 million which was recorded on the acquisition date, representing 100% of the loss on the effective settlement of the contract.  There were no stated contractual settlement provisions or previously recorded assets or liabilities to consider when determining the value associated with the settlement.

Because the pre-existing contract was unfavorable to Corning, a portion of the consideration transferred was deemed to be applicable to the effective settlement of the royalty contract between Corning and the acquiree, Samsung Corning Precision Materials.  The $320 million loss attributable to the settlement of the pre-existing arrangement was accounted for as a separate transaction from the business combination as follows:

•
At acquisition, since the contract with Samsung Corning Precision Materials was effectively settled, Corning recognized a loss of $320 million.  Of the $320 million, $184 million effectively offset the portion of the gain on previously held equity investment attributable to Corning’s interest in the royalty contract.  As a result, the pre-acquisition fair value of Corning’s 57.5% share of $2.3 billion decreased to the fair value of $2.1 billion post-acquisition; and

•
At acquisition, since the seller, Samsung Display, was a 42.5% shareholder of Samsung Corning Precision Materials, 42.5%, or $136 million, of the $320 million loss to effectively settle the contract reduced the consideration transferred to acquire Samsung Display’s interest in Samsung Corning Precision Materials.  Accordingly, $136 million of the consideration transferred was treated separately from the purchase price, resulting in the implied consideration transferred of approximately $1.6 billion.

The net economic effect to Corning following the transaction was a net loss of $136 million, constituting a $320 million loss due to Corning’s unfavorable contract and its share of the favorable contract in Samsung Corning Precision Materials of $184 million.

The gain on the previously held equity investment was calculated based on the fair value of the entity immediately preceding the Acquisition.  As the pre-existing contract was treated as a separate transaction, the pre-existing contract was not taken into consideration when calculating the gain on the previously held equity interest.

© 2014 Corning Incorporated. All Rights Reserved.

The net gain on previously owned equity was calculated as follows:
December 2013 Investment Balance	$3,709
Dividend (1)	(1,574)
Other	(18)
Net investment book balance at 1/15/2014	$2,117

Fair value Samsung Corning Precision Materials	$4,038
57.5% of Samsung Corning Precision Materials (2)	2,323
Working capital adjustment and other	52
57.5% of the pre-acquisition fair value of assets	$2,375

Gain on previously held equity investment (2)	$258
Translation gain	136
Net gain	$394

(1)
In conjunction with the Framework Agreement, the parties agreed to have Samsung Corning Precision Materials distribute all cash and cash equivalents as a dividend to the shareholders of record as of December 31, 2013.  The dividend was not part of the purchase price as the agreement was to distribute cash and cash equivalents as a dividend to the shareholders as soon as practicable.  As such, at acquisition Corning did not have legal title to the cash to be distributed, although the dividend was distributed subsequent to the acquisition date.  Therefore, the portion of Corning’s share of the $1.6 billion dividend received was accounted for in Corning’s consolidated financial statements as if the dividend occurred at or immediately prior to the date of acquisition at which time Samsung Corning Precision Materials was still an equity method investment in Corning’s consolidated financial statements.

(2)
As Corning was a 57.5% shareholder at the date of acquisition, immediately preceding the acquisition of Samsung Corning Precision Materials, Corning recognized an asset and respective gain as part of the calculation of its previously held equity investment which included approximately $184 million attributed to its economic interest in the royalty contract.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at acquisition date.  Corning has not completed its accounting for the Acquisition and its review of deferred taxes; therefore, amounts are subject to change.

Recognized amounts of identified assets acquired and liabilities assumed (in millions):
Cash and cash equivalents (1)	$133
Trade receivables	353
Inventory (3)	116
Property, plant and equipment (3)	3,615
Other current and non-current assets (3)	74
Debt – current	(32)
Accounts payable and accrued expenses (3)	(356)
Other current and non-current liabilities (3)	(307)
Total identified net assets (3)	3,596
Non-controlling interests	15
Fair value of Samsung Corning Precision Materials on acquisition date	(3,718)
Goodwill (2)(3)	$107

(1)	Cash and cash equivalents are presented net of the 2014 dividend distributed subsequent to the Acquisition, in the amount of $2.8 billion.
(2)	The goodwill recognized is not deductible for U.S. income tax purposes. The goodwill was allocated to the Display Technologies segment.
(3)
In the second and third quarters of 2014, the company recorded total measurement period adjustments of $39 million for the Acquisition of Corning Precision Materials primarily related to accrual of contingent liabilities and employee benefit obligations.

© 2014 Corning Incorporated. All Rights Reserved.

The goodwill is primarily attributable to the workforce of the acquired business and the synergies expected to result from the integration of Corning Precision Materials. Acquisition-related costs of $92 million in the nine months ended September 30, 2014 included costs for post-Acquisition compensation expense, legal, accounting, valuation and other professional services and were included in selling, general and administrative expenses in the Consolidated Statements of Income.  Since the date of acquisition, the consolidation of Corning Precision Materials added $1,331 million to Net sales.  The impact to Net income of the consolidation of Corning Precision Materials is impracticable to calculate due to the level of integration within the Display Technologies segment and the significant amount of estimates that would be required.

Unaudited Pro Forma Financial Information

The unaudited pro forma combined consolidated statement of income for the three and nine months ended September 30, 2013, was derived from the unaudited financial statements of Corning and Samsung Corning Precision Materials for the three and nine months ended September 30, 2013, and is presented to show how Corning might have appeared had the Acquisition occurred as of January 1, 2013.

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

Unaudited Pro Forma Financial Information (in millions, except per share data):
	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net sales	$2,554	$7,431
Net income from continuing operations – basic	$480	$1,837
Net income from continuing operations – diluted	$505	$1,910
Earnings per common share attributable to common shareholders
Basic	$0.33	$1.25
Diluted	$0.32	$1.20
Shares used in computing per share amounts
Basic	$1,454	$1,465
Diluted	$1,578	$1,589

There were no other significant acquisitions for the nine months ended September 30, 2014, and for the year ended December 31, 2013.

© 2014 Corning Incorporated. All Rights Reserved.

11.      Property, Net of Accumulated Depreciation

Property, net of accumulated depreciation follows (in millions):
	September 30, 2014	December 31, 2013
Land	$474	$121
Buildings	5,607	4,175
Equipment	14,089	12,286
Construction in progress	1,275	1,084
	21,445	17,666
Accumulated depreciation	(8,412)	(7,865)
Total	$13,033	$9,801

The increase in Property, net of accumulated depreciation in 2014 is primarily driven by the Acquisition of Samsung Corning Precision Materials, which added $3.6 billion to this balance at acquisition.

In the three months ended September 30, 2014 and 2013, interest costs capitalized as part of Property, net of accumulated depreciation were $9 million and $8 million, respectively.  In the nine months ended September 30, 2014 and 2013, interest costs capitalized as part of Property, net of accumulated depreciation, were $31 million and $25 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At September 30, 2014 and December 31, 2013, the recorded value of precious metals totaled $3.2 billion and $2.2 billion, respectively.  Depletion expense for precious metals in the three months ended September 30, 2014 and 2013 was $3 million and $4 million, respectively.  Depletion expense for precious metals in the nine months ended September 30, 2014 and 2013 totaled $16 million and $15 million, respectively.  The consolidation of Corning Precision Materials added approximately $1.1 billion in precious metals and approximately $3 million of depletion expense for the nine months ended September 30, 2014.

12.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended September 30, 2014 and December 31, 2013 is as follows (in millions):
	Display Technologies	Optical Communications	Specialty Materials	Life Sciences	Total

Balance at December 31, 2013	$9	$240	$150	$603	$1,002
Goodwill (1)	68		54		122
Measurement period adjustments (2)	39				39
Foreign currency translation adjustment	(1)	(1)	(4)	(15)	(21)
Balance at September 30, 2014	$115	239	200	588	1,142

(1)
The Company recorded the Acquisition of Samsung Corning Precision Materials and a small acquisition in the Specialty Materials segment in the first quarter of 2014.  Refer to Note 10 (Acquisition) to the Consolidated Financial Statements for additional information on the Acquisition of Samsung Corning Precision Materials.

(2)
In the second and third quarters of 2014, the company recorded measurement period adjustments of $39 million for the Acquisition of Samsung Corning Precision Materials primarily related to the accrual of contingent liabilities and employee benefit obligations.

© 2014 Corning Incorporated. All Rights Reserved.

Corning’s gross goodwill balances for the periods ended September 30, 2014 and December 31, 2013 were $7.6 billion and $7.5 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended September 30, 2014 and December 31, 2013, and were generated entirely through goodwill impairments related to the Optical Communications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	September 30, 2014			December 31, 2013
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$304	$147	$157	$290	$138	$152
Customer lists and other	416	62	354	436	48	388

Total	$720	$209	$511	$726	$186	$540

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets decreased during the first nine months of 2014, primarily due to amortization of $25 million and foreign currency translation adjustments, offset by a small acquisition.

Amortization expense related to these intangible assets is estimated to be $34 million for 2014, $33 million for 2015 and $32 million annually from 2016 to 2019.

13.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013

Service cost	$30	$16	$62	$53	$4	$3	$9	$10
Interest cost	42	33	118	99	10	10	28	29
Expected return on plan assets	(45)	(42)	(131)	(126)
Amortization of net loss						3		11
Amortization of prior service cost (credit)	1	1	4	3	(3)	(1)	(5)	(4)
Recognition of actuarial gain				(41)
Total pension and postretirement benefit expense (credit)	$28	$8	$53	$(12)	$11	$15	$32	$46

© 2014 Corning Incorporated. All Rights Reserved.

14.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for the translated earnings contracts of $13.9 billion at September 30, 2014 (at December 31, 2013: $6.8 billion), including purchased and zero cost collars of $4.4 billion (at December 31, 2013: $5.9 billion) and average rate forwards of $9.5 billion (at December 31, 2013: $0.9 billion).  With respect to the purchased collars and zero cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased and zero cost collars, either the put or the call option can be exercised at maturity.  As of September 30, 2014, the total net notional value of the purchased collars and zero cost collars was $2.3 billion (at December 31, 2013: $3 billion).

The following tables summarize the gross notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for September 30, 2014 and December 31, 2013 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2014	2013		2014	2013		2014	2013

Derivatives designated as hedging instruments

Foreign exchange contracts	$150	$433	Other current assets	$8	$8	Other accrued liabilities		$(3)
			Other assets	1
Interest rate contracts	550	550				Other liabilities	$(18)	(28)

Derivatives not designated as hedging instruments

Foreign exchange contracts	1,118	804	Other current assets	17	20	Other accrued liabilities	(11)	(3)
Translated earnings contracts	13,899	6,826	Other current assets	378	344	Other accrued liabilities	(18)	(3)
			Other assets	477	90	Other liabilities	(8)

Total derivatives	$15,717	$8,613		$881	$462		$(55)	$(37)

© 2014 Corning Incorporated. All Rights Reserved.

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended September 30, 2014 and 2013 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the three months ended September 30
Derivatives in hedging relationships	Gain recognized in other comprehensive income (OCI)		Location of gain reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2014	2013		2014	2013

-			Sales	$1
Interest rate contracts		$3	Cost of sales	2	$9
Foreign exchange contracts	$11	(3)	Other (expense) income, net		17

Total cash flow hedges	$11	$0		$3	$26

(1)	The amount of hedge ineffectiveness for the three months ended September 30, 2014 and 2013 was insignificant.

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the nine months ended September 30, 2014 and 2013 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the nine months ended September 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2014	2013		2014	2013

-			Sales	$1
Interest rate contracts		$40	Cost of sales	2	$28
Foreign exchange contracts	$6	48	Other (expense) income, net		48

Total cash flow hedges	$6	$88		$3	$76

(1)	The amount of hedge ineffectiveness for the nine months ended September 30, 2014 and 2013 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain/(loss) recognized in income (1)
		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013

Foreign exchange contracts – balance sheet	Other income (expense), net	$21	$(6)	$16	$82
Foreign exchange contracts – loans	Other income (expense), net	5	(2)	6	83
Translated earnings contracts	Other income (expense), net	739	(46)	600	205

Total undesignated		$765	$(54)	$622	$370

(1)	Certain amounts for prior periods were reclassified to conform to the current year presentation.

© 2014 Corning Incorporated. All Rights Reserved.

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$762	$762
Other current assets (1)	$404		$404
Non-current assets:
Other assets (1)(2)	$789		$516	$273

Current liabilities:
Other accrued liabilities (1)	$29		$29
Non-current liabilities:
Other liabilities (1)	$26		$26

(1)
Derivative assets and liabilities include foreign exchange contracts, including forwards, zero-cost and purchased collars, together with interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and a contingent consideration asset which was measured by applying an option pricing model using projected future Corning Precision Materials’ revenue.

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

© 2014 Corning Incorporated. All Rights Reserved.

As a result of the Acquisition of Samsung Corning Precision Materials, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  This contingent consideration arrangement potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company’s projection of future revenues generated by Corning Precision Materials.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  In the third quarter of 2014, the fair value of the potential receipt of the contingent consideration in 2018 is estimated to be $273 million.  Corning recorded a pre-tax adjustment in the amount of $77 million to reflect the increase in the fair value which is mainly due to the movement in foreign exchange rate.

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

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s board of directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of September 30, 2014, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the Acquisition, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

© 2014 Corning Incorporated. All Rights Reserved.

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

In addition to the shares repurchased through the ASR agreement, in the three and nine months ended September 30, 2014, we repurchased 9.6 million and 27.6 million shares of common stock on the open market for approximately $200 million and $567 million, respectively, as part of the share repurchase program made effective on January 15, 2014.

Accumulated Other Comprehensive Income

In the nine months ended September 30, 2014 and 2013, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation component.  A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Beginning balance	$629	$373	$492	$1,174
Other comprehensive (loss) income	(600)	76	(313)	(477)
Equity method affiliates	(76)	241	(226)	(7)
Net current-period other comprehensive (loss) income	(676)	317	(539)	(484)
Ending balance	$(47)	$690	$(47)	$690

In the first quarter of 2014, a $136 million cumulative foreign currency translation gain was released to income as a result of the step acquisition of Corning Precision Materials and included in the gain on previously held equity investment.

There were no material tax effects related to foreign currency translation gains and losses.

© 2014 Corning Incorporated. All Rights Reserved.

17.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $19 million and $15 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $47 million and $40 million for the nine months ended September 30, 2014 and 2013, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of a stock option is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the nine months ended September 30, 2014:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2013	57,139	$17.83
Granted	1,591	21.01
Exercised	(8,000)	12.33
Forfeited and Expired	(606)	17.30
Options Outstanding as of September 30, 2014	50,124	18.81	4.67	$156,052
Options Expected to Vest as of September 30, 2014	49,998	18.82	4.67	155,206
Options Exercisable as of September 30, 2014	36,845	20.39	3.47	78,022

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2014, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of September 30, 2014, there was approximately $15 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.4 years.  Compensation cost related to stock options was approximately $9 million and $7 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $20 million and $18 million for the nine months ended September 30, 2014 and 2013, respectively.

Proceeds received from the exercise of stock options were $98 million and $54 million for the nine months ended September 30, 2014 and 2013, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the nine months ended September 30, 2014 and 2013 was approximately $60 million and $38 million, respectively, which is currently deductible for tax purposes.  However, these tax benefits were not fully recognized due to net operating loss and credit carryforwards available to the Company.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

© 2014 Corning Incorporated. All Rights Reserved.

The following range of inputs were used for the valuation of option grants under our Stock Option Plans:
	Three months ended September 30,						Nine months ended September 30,
	2014			2013			2014			2013
Expected volatility	45.7	-	45.7%	46.6	-	47.0%	45.7	-	46.2%	46.6	-	47.4%
Weighted-average volatility	45.7	-	45.7%	46.7	-	46.7%	45.7	-	46.2%	46.7	-	47.3%
Expected dividends	1.98	-	1.98%	2.68	-	2.68%	1.90	-	2.09%	2.68	-	3.02%
Risk-free rate	2.0	-	2.0%	1.8	-	2.2%	2.0	-	2.2%	0.8	-	2.2%
Average risk-free rate	2.0	-	2.0%	2.2	-	2.2%	2.0	-	2.2%	1.1	-	2.2%
Expected term (in years)	7.2	-	7.2	5.8	-	7.2	7.2	-	7.2	5.8	-	7.1
Pre-vesting departure rate	0.5	-	0.5%	0.4	-	4.1%	0.5	-	0.5%	0.4	-	4.1%

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

Incentive Stock Plans

The Corning Incentive Stock Plan permits restricted stock and restricted stock unit grants, either determined by specific performance goals or issued directly and, in most instances, subject to the possibility of forfeiture and without cash consideration.  Restricted stock and restricted stock units under the Incentive Stock Plan are granted at the closing market price on the grant date, contingently vest over a period of generally one to ten years, and generally have contractual lives of one to ten years.  The fair value of each restricted stock grant or restricted stock unit awarded under the Incentive Stock Plan was estimated on the date of grant.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2013, and changes which occurred during the nine months ended September 30, 2014:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2013	6,108	$14.58
Granted	1,476	20.44
Vested	(1,587)	17.34
Forfeited	(119)	14.73
Non-vested shares and share units at September 30, 2014	5,878	$15.30

© 2014 Corning Incorporated. All Rights Reserved.

As of September 30, 2014, there was approximately $31 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Incentive Stock Plan.  The cost is expected to be recognized over a weighted-average period of 1.7 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $10 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $27 million and $22 million for the nine months ended September 30, 2014 and 2013, respectively.

18.      Significant Customers

For the three and nine months ended September 30, 2014, Corning had one customer that individually accounted for 10% or more of the Company’s consolidated net sales.  For the three months ended September 30, 2013, Corning had one customer that individually accounted for 10% or more of the Company’s consolidated net sales.  For the nine months ended September 30, 2013, Corning did not have a customer that individually accounted for 10% or more of the Company’s consolidated net sales.

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

© 2014 Corning Incorporated. All Rights Reserved.

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2014
Net sales	$1,009	$698	$282	$327	$214	$10	$2,540
Depreciation (1)	$166	$38	$29	$30	$15	$9	$287
Amortization of purchased intangibles		$3			$6		$9
Research, development and engineering expenses (2)	$31	$35	$23	$35	$6	$43	$173
Restructuring, impairment & other charges	$3					$(3)
Equity in earnings of affiliated companies	$(3)					$4	$1
Income tax (provision) benefit	$(136)	$(35)	$(28)	$(25)	$(9)	$21	$(212)
Net income (loss) (3)	$387	$68	$57	$43	$19	$(41)	$533

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2013
Net sales	$648	$650	$225	$326	$215	$3	$2,067
Depreciation (1)	$121	$38	$30	$30	$14	$4	$237
Amortization of purchased intangibles		$3			$5		$8
Research, development and engineering expenses (2)	$23	$37	$23	$33	$5	$33	$154
Equity in earnings of affiliated companies	$73			$1		$4	$78
Income tax (provision) benefit	$(86)	$(32)	$(16)	$(32)	$(10)	$16	$(160)
Net income (loss) (3)	$318	$62	$32	$65	$20	$(32)	$465

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Nine months ended September 30, 2014
Net sales	$2,925	$1,977	$842	$886	$647	$34	$7,311
Depreciation (1)	$510	$111	$89	$86	$46	$21	$863
Amortization of purchased intangibles		$7			$18		$25
Research, development and engineering expenses (2)	$117	$106	$65	$102	$16	$119	$525
Restructuring, impairment & other charges	$42	$12				$(3)	$51
Equity in earnings of affiliated companies	$(16)		$2			$13	$(1)
Income tax (provision) benefit	$(453)	$(85)	$(72)	$(62)	$(26)	$59	$(639)
Net income (loss) (3)	$878	$156	$147	$113	$54	$(140)	$1,208

© 2014 Corning Incorporated. All Rights Reserved.

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Nine months ended September 30, 2013
Net sales	$1,929	$1,721	$681	$885	$641	$6	$5,863
Depreciation (1)	$362	$110	$91	$104	$42	$13	$722
Amortization of purchased intangibles		$7			$16		$23
Research, development and engineering expenses (2)	$60	$103	$68	$108	$15	$104	$458
Equity in earnings of affiliated companies	$314	$2	$1	$4		$13	$334
Income tax (provision) benefit	$(250)	$(87)	$(47)	$(79)	$(28)	$46	$(445)
Net income (loss) (3)	$1,004	$173	$95	$162	$57	$(91)	$1,400

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income of reportable segments	$574	$497	$1,348	$1,491
Non-reportable segments	(41)	(32)	(140)	(91)
Unallocated amounts:
Net financing costs (1)	(27)	(3)	(86)	(65)
Stock-based compensation expense	(19)	(15)	(47)	(40)
Exploratory research	(24)	(29)	(75)	(80)
Corporate contributions	(19)	(7)	(35)	(32)
Equity in earnings of affiliated companies, net of impairments (2)	94	59	245	142
Asbestos settlement	(5)	(5)	(11)	(13)
Purchased collars and average rate forward contracts, net of tax	478	(46)	405	206
Other corporate items (3)	3	(11)	(120)	22
Net income	$1,014	$408	$1,484	$1,540

(1)	Net financing costs include interest income, interest expense and investment gains associated with benefit plans.
(2)
Primarily represents the equity earnings of Dow Corning, which, for the three months ended September 30, 2014, includes our portion of a mark-to-market loss on a derivative instrument of $(8) million (after-tax), an energy tax credit of $8 million (after-tax), and a foreign tax credit of $38 million (after-tax).  For the nine months ended September 30, 2014, the equity earnings of Dow Corning included our portion of a mark-to-market gain on a derivative instrument of $29 million (after-tax).  For the three and nine months ended September 30, 2013, the equity earnings of Dow Corning includes our portion of gains in the amounts of approximately $30 million for the resolution of contract disputes against customers relating to enforcement of long-term supply agreements and $16 million for the positive impact of the settlement of a derivative, along with a charge of $4 million related to the impact of a tax valuation allowance.  Also included in the nine months ended September 30, 2013, an $11 million restructuring charge for our share of costs for headcount reductions and asset write-offs.

(3)	For the nine months ended September 30, 2013, Corning recorded a $54 million tax benefit for the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.

© 2014 Corning Incorporated. All Rights Reserved.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the three months ended September 30, 2014, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 60% of total segment sales.
•	In the Optical Communications segment, one customer accounted for 13% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 89% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 50% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 47% of total segment sales.

In the nine months ended September 30, 2014, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 61% of total segment sales.
•	In the Optical Communications segment, one customer accounted for 10% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 88% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 48% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 45% of total segment sales.

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

© 2014 Corning Incorporated. All Rights Reserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2013 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described in this filing and in “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of September 30, 2014.

Our MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Capital Resources and Liquidity
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW

The impact of the Acquisition of the remaining equity interests in our affiliate Samsung Corning Precision Materials, now known as Corning Precision Materials, combined with strong business performance in both the Environmental Technologies and Optical Communications segments, drove an increase in sales of 23% and 25%, respectively, in the three and nine months ended September 30, 2014, when compared to the same periods last year.  Net income increased significantly in the third quarter of 2014, up 149%, driven by the net gain on our yen-denominated hedging program, the consolidation of Corning Precision Materials and the resulting cost reductions and efficiencies gained through synergies and the positive impact of the change in the contingent consideration fair value resulting from the Acquisition.  The increase was offset somewhat by price declines slightly outpacing volume increases in the Display Technologies segment and the negative impact of the depreciation of the Japanese yen versus the U.S. dollar exchange rate.  Net income decreased slightly in the nine months ended September 30, 2014, when compared to the same period last year, driven by tax-related items which occurred in the second quarter, the negative impact of the depreciation of the Japanese yen versus the U.S. dollar exchange rate and the absence of several favorable events which occurred in 2013.  These negative events were somewhat offset by the net gain on our yen-denominated hedging program, an increase in equity earnings from Dow Corning and higher net income in the Environmental Technologies segment.

© 2014 Corning Incorporated. All Rights Reserved.

Net sales in the third quarter of 2014 increased by $473 million to $2,540 million, when compared to the third quarter of 2013.  The increase in net sales was due to the following items:

•
Higher sales in the Display Technologies segment, driven by the consolidation of Corning Precision Materials, which increased sales by $463 million, and an increase in volume in the mid-teens in percentage terms, offset somewhat by price declines in the mid-teens and the negative impact of the Japanese yen versus the U.S. dollar exchange rate in the amount of $69 million;

•
An increase in net sales in the Optical Communications segment in the amount of $48 million, driven by an increase in sales of carrier network products in the amount of $39 million, largely due to growth in North America, and an increase of $9 million in enterprise network products; and

•
An increase of $57 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and increased demand for Class 8 vehicles in North America.  Automotive substrate products also increased, up $14 million, due to higher demand in Europe and China.

Net sales in the nine months ended September 30, 2014 increased by $1,448 million to $7,311 million, when compared to the same period in 2013.  The increase in net sales was due to the following items:

•
Higher sales in the Display Technologies segment, driven by the consolidation of Corning Precision Materials, which increased sales by $1,331 million, and an increase in volume in the high-single digits in percentage terms, offset somewhat by price declines in the mid-teens in percentage terms and the negative impact of the Japanese yen versus the U.S. dollar exchange rate in the amount of $226 million;

•
An increase in net sales in the Optical Communications segment in the amount of $256 million, driven by an increase in sales of carrier network products in the amount of $211 million, largely due to growth in North America and Europe, up $77 million and $60 million, respectively, the $50 million impact of a small acquisition and the consolidation of an investment due to a change in control which occurred at the end of the second quarter of 2013 and an increase of $45 million in enterprise network products; and

•
An increase of $161 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and increased demand for Class 8 vehicles in North America.

In the third quarter of 2014, we generated net income of $1,014 million or $0.72 per share, compared to net income of $408 million or $0.28 per share for the same period in 2013.  When compared to the same period last year, the increase in net income was due largely to the following items (amounts presented after-tax):

•	The positive net impact of our yen-denominated hedge programs, driven by the weakening of the Japanese yen in 2014, in the amount of $493 million;
•	The impact of the consolidation of Corning Precision Materials, as well as cost reductions and efficiencies gained through synergies;
•	The impact of the change in the fair value of the contingent consideration resulting from the acquisition of Corning Precision Materials in the amount of $60 million;
•	A $29 million increase in equity earnings from Dow Corning, driven by favorable tax events and an increase in volume; and
•	Higher net income in the Environmental Technologies segment, up $25 million, driven by an increase in demand for our diesel products.

© 2014 Corning Incorporated. All Rights Reserved.

The increase in net income for the three months ended September 30, 2014 was offset somewhat by the following items (amounts presented after-tax):

•	The negative impact from the Japanese yen versus the U.S. dollar exchange rate in the amount of $37 million;
•	Price declines in the mid-teens in percentage terms slightly outpacing an increase in volume in the mid-teens; and
•	A decrease in net income in the amount of $38 million in the Specialty Materials segment.

In the nine months ended September 30, 2014, we generated net income of $1,484 million or $1.03 per share, compared to net income of $1,540 million or $1.04 per share for the same period in 2013.  When compared to the same period last year, the decrease in net income was due largely to the following items (amounts presented after-tax):

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

•	The negative impact from the Japanese yen versus the U.S. dollar exchange rate in the amount of $130 million;
•	Price declines in the mid-teens in percentage terms outpacing an increase in volume in the high-single digits; and
•
The absence of the $26 million gain recognized on the true-up to our 2012 pension liability and the $11 million gain resulting from the change in control of an equity investment, occurring in the second quarter of 2013.

The decrease in net income for the nine months ended September 30, 2014 was offset somewhat by the following items (amounts presented after-tax):

•	The positive net impact of our yen-denominated hedge programs, driven by the weakening of the Japanese yen in 2014, in the amount of $418 million;
•	The impact of the consolidation of Corning Precision Materials, as well as cost reductions and efficiencies gained through synergies;
•
An increase of $89 million in equity earnings from Dow Corning, driven by favorable tax events of $38 million,  Corning’s share of a mark-to-market gain on a derivative instrument in the amount of $29 million and an increase in volume; and

•	A $52 million increase in net income in the Environmental Technologies segment, driven by an increase in demand for our diesel products.

Our key priorities for 2014 remain similar to those from previous years:  protect our financial health and invest in the future.  During the first nine months of 2014, we made the following progress toward these priorities:

© 2014 Corning Incorporated. All Rights Reserved.

Protecting Financial Health
Our balance sheet remains strong, and we generated positive cash flow from operating activities:

•
We ended the third quarter of 2014 with $6.1 billion of cash, cash equivalents and short-term investments, an increase from the balance at December 31, 2013 of $5.2 billion, and well above our debt balance at September 30, 2014 of $3.7 billion.  The increase in cash was driven by the consolidation of Corning Precision Materials beginning in the first quarter of 2014, and the cash received from Samsung Display for the additional issuance of Preferred Stock in connection with the Acquisition, offset by the cash paid for our share repurchases.

•
Our debt to capital ratio increased from 13% reported at December 31, 2013 to 14% at September 30, 2014, driven by an increase in the amount of outstanding commercial paper and our share repurchase program.

•
Operating cash flow in the nine months ended September 30, 2014 was $3,597 million, an increase of $2,094 million when compared to the first nine months of 2013, driven by a dividend from Samsung Corning Precision Materials distributed subsequent to the Acquisition of the remaining equity interests of the affiliate.

Investing In Our Future
Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  During 2014, we will maintain our innovation strategy focused on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  When compared to the same periods in 2013, our spending levels for research, development and engineering declined slightly to 8% of sales in the three and nine months ended September 30, 2014.

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

Capital spending totaled $740 million and $682 million for the nine months ended September 30, 2014 and 2013, respectively.  Spending in the first nine months of 2014 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2014 capital spending to be approximately $1.1 billion.  We expect that approximately $500 million will be directed toward our Display Technologies segment, of which approximately $107 million is related to capital projects started in 2012 and 2013.

Corporate Outlook
Our recent Acquisition of the remaining equity interests in our affiliate Samsung Corning Precision Materials will drive sales growth in 2014.  In our Display Technologies segment, we expect our market share to stabilize and price declines to be moderate.  We anticipate the overall LCD glass retail market in 2014, as measured in square feet of glass, will increase by 10%, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  We also expect sales to grow in our Optical Communications and Environmental Technologies segments.  We anticipate a rise in global demand for Corning’s carrier network products, combined with growth of enterprise network products, will drive increased sales in our Optical Communications segment.  We expect growth in Environmental Technologies due to higher demand for our heavy duty diesel products driven by new governmental regulations in Europe and increased demand for Class 8 vehicles in North America.  We expect sales of light-duty diesel products to improve due to higher volume in Europe and automotive substrate product sales to increase due to higher demand in Europe and China.  Net income may be negatively impacted by the effect of movements in foreign exchange rates.  We may take advantage of acquisition opportunities that support the long-term strategies of our businesses.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

© 2014 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$2,540	$2,067	23%	$7,311	$5,863	25%

Gross margin	$1,089	$901	21%	$3,056	$2,554	20%
(gross margin %)	43%	44%		42%	44%

Selling, general and administrative expenses	$256	$265	(3)%	$969	$790	23%
(as a % of net sales)	10%	13%		13%	13%

Research, development and engineering expenses	$199	$184	8%	$605	$541	12%
(as a % of net sales)	8%	9%		8%	9%

Equity in earnings of affiliated companies	$95	$138	(31)%	$243	$477	(49)%
(as a % of net sales)	4%	7%		3%	8%

Transaction-related gain, net				$74		*
(as a % of net sales)				1%

Other income (expense), net	$720	$(1)	*	$589	$329	79%
(as a % of net sales)	28%	*		8%	6%

Income before income taxes	$1,409	$549	157%	$2,231	$1,906	17%
(as a % of net sales)	55%	27%		31%	33%

Provision for income taxes	$(395)	$(141)	180%	$(747)	$(366)	104%
(as a % of net sales)	(16)%	(7)%		(10)%	(6)%

Net income attributable to Corning Incorporated	$1,014	$408	149%	$1,484	$1,540	(4)%
(as a % of net sales)	40%	20%		20%	26%

*	Percent change not meaningful

© 2014 Corning Incorporated. All Rights Reserved.

Net Sales
For the three months ended September 30, 2014, net sales increased by $473 million when compared to the same period in 2013.  Driving the growth in net sales are the following items:

•
An increase in the Display Technologies segment in the amount of $361 million, driven by the consolidation of Corning Precision Materials, which increased sales by $463 million, and an increase in volume in the mid-teens in percentage terms, offset somewhat by price declines in the mid-teens and the negative impact of the Japanese yen versus the U.S. dollar exchange rate in the amount of $69 million;

•
An increase in the Optical Communications segment in the amount of $48 million, driven by an increase in sales of carrier network products in the amount of $39 million and an increase of $9 million in enterprise network products.  Specifically, the following items impacted sales within the carrier network products group in the three months ended September 30, 2014, when compared to the same period in 2013:

o	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America, up $17 million;
o	An increase of $11 million in sales of hardware and equipment products in South America;
o	An increase of $8 million in wireless product sales; and
o	Lower sales of optical fiber, driven by a $21 million decrease in China, offset somewhat by higher sales in North America and Europe, increasing by $7 million and $5 million, respectively.
•
An increase of $57 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and increased demand for Class 8 vehicles in North America.  Automotive substrate products also increased, up $14 million, due to higher demand in Europe and China.

Net sales in the nine months ended September 30, 2014 increased by $1,448 million to $7,311 million, when compared to the same period in 2013.  The increase in net sales was due to the following items:

•
An increase in the Display Technologies segment in the amount of $996 million, driven by the consolidation of Corning Precision Materials, which increased sales by $1,331 million, and an increase in volume in the high-single digits in percentage terms, offset somewhat by price declines in the mid-teens and the negative impact of the Japanese yen versus the U.S. dollar exchange rate in the amount of $226 million;

•
An increase in the Optical Communications segment in the amount of $256 million, driven by an increase in sales of carrier network products in the amount of $211 million and an increase of $45 million in enterprise network products.  Specifically, the following items impacted sales within the carrier network products group in the first nine months of 2014, when compared to the same period in 2013:

o	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America and Europe, up $77 million and $60 million, respectively;
o
The impact of a full three quarters of sales from a small acquisition and the consolidation of an investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $50 million; and

o	Lower sales of optical fiber, driven by a $50 million decrease in China, offset slightly by higher sales in North America and Europe, increasing by $17 million and $18 million, respectively.
•
An increase of $161 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and increased demand for Class 8 vehicles in North America.

Although the impact of fluctuations in foreign currency exchange rates did not materially impact net sales in our Optical Communications, Environmental Technologies, Life Sciences and Specialty Materials segments, the impact of the fluctuation in the Japanese yen had a negative impact of approximately $69 million and $226 million, respectively, on net sales in our Display Technologies segment in the three and nine months ended September 30, 2014.

© 2014 Corning Incorporated. All Rights Reserved.

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

Gross Margin
In the three and nine months ended September 30, 2014, gross margin dollars increased by $188 million and $502 million, respectively, when compared to the same periods in 2013, driven largely by the consolidation of Corning Precision Materials and higher volume and improved manufacturing efficiencies in the Environmental Technologies segment.  As a percentage of net sales, gross margin decreased when compared to the same periods last year, due primarily to the impact of the depreciation of the Japanese yen versus the U.S. dollar in the amounts of $66 million and $206 million, respectively, price declines in the mid-teens in percentage terms in our Display Technologies segment and the impact of inventory builds in 2013 in the Optical Communications and Specialty Materials segments that did not repeat in 2014, offset somewhat by the positive impact of the consolidation of Corning Precision Materials.

Selling, General and Administrative Expenses
For the three months ended September 30, 2014, selling, general and administrative expenses decreased by $9 million, driven by the positive impact of a contingent consideration fair value adjustment of $77 million and cost control measures implemented by our segments, offset somewhat by $24 million of additional expense from the consolidation of Corning Precision Materials and an increase of $19 million in share-based and performance-based compensation expenses.  As a percentage of net sales, selling, general and administrative expenses decreased to 10%, when compared to 13% in the third quarter of 2013, driven by the contingent consideration fair value gain of $77 million.

For the nine months ended September 30, 2014, selling, general and administrative expenses increased by $179 million, driven by $72 million of additional expense from the consolidation of Corning Precision Materials, an increase of $33 million in share-based and performance-based compensation expenses and an increase of approximately $92 million in acquisition-related costs, including $72 million of post-combination compensation expense, offset somewhat by the positive impact of a contingent consideration fair value adjustment of $77 million and cost control measures implemented by our segments.  As a percentage of net sales, selling, general and administrative expenses were 13%, consistent with the same period in 2013, due to the increase in expenses related to the Acquisition largely being offset by the contingent consideration fair value adjustment.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three and nine months ended September 30, 2014, research, development and engineering expenses increased by $15 million and $64 million, respectively, when compared to the same periods last year.  Driving the increase was the consolidation of Corning Precision Materials, which added approximately $19 million and $56 million, respectively.  As a percentage of net sales, research, development and engineering expenses were 8% in the three and nine months ended September 30, 2014, slightly lower than the same periods in 2013.

© 2014 Corning Incorporated. All Rights Reserved.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Samsung Corning Precision Materials		$74		$319
Dow Corning Corporation	$88	57	$234	138
All other	7	7	9	20
Total equity earnings	$95	$138	$243	$477

Equity earnings of affiliated companies decreased in the three and nine months ended September 30, 2014, when compared to the same periods last year, reflecting the Acquisition and consolidation of Samsung Corning Precision Materials, offset somewhat by an increase in equity earnings from Dow Corning.  Equity earnings from Dow Corning in the three and nine months ended September 30, 2014 increased substantially, up 54% and 70%, respectively, when compared to the same periods in 2013, despite the absence of several favorable non-operating items which occurred in the third quarter of 2013 totaling $46 million.  The increase in the third quarter of 2014 was driven by the following items:

•
An increase in equity earnings of $23 million in the silicones segment, driven by favorable tax adjustments in the amount of $41 million and an increase in volume, offset somewhat by the absence of two positive non-operating items recorded in the third quarter of 2013 in the amount of $36 million, Corning’s share of a mark-to-market loss on a derivative instrument in the amount of $10 million and the effect of higher inventory costs.

•
An increase in equity earnings of $8 million in the polysilicon segment, driven by an increase in volume and a gain in the amount of $9 million related to energy tax credits, offset slightly by the absence of a $10 million gain on a settlement of a long-term sales agreement recorded in the third quarter of 2013.

Equity earnings from Dow Corning increased by $96 million in the nine months ended September 30, 2014, when compared to the same period in 2013, driven by the following items:

•
An increase in equity earnings of $53 million in the silicones segment, driven by favorable tax adjustments in the amount of $41 million, Corning’s share of a mark-to-market gain on a derivative instrument in the amount of $32 million and an increase in volume, offset somewhat by the effect of higher inventory costs and the absence of two positive non-operating items recorded in the third quarter of 2013 in the amount of $36 million.

•
An increase in equity earnings of $44 million in the polysilicon segment, driven by higher volume, the absence of $11 million in restructuring charges incurred in the first half of 2013, a gain in the amount of $9 million related to energy tax credits and the settlement of a long-term sales agreement in the first quarter of 2014 in the amount of $9 million.

Other Income (Expense), Net
“Other income (expense), net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Royalty income from Samsung Corning Precision Materials		$14		$43
Foreign currency exchange and hedge gain (loss), net	$744	(33)	$596	248
Net (gain) loss attributable to noncontrolling interests	(2)			1
Other, net	(22)	18	(7)	37
Total	$720	$(1)	$589	$329

© 2014 Corning Incorporated. All Rights Reserved.

Beginning in the first quarter of 2014, due to the Acquisition and consolidation of Samsung Corning Precision Materials (now Corning Precision Materials), royalty income from Corning Precision Materials is no longer recognized in Corning’s consolidated statement of income.

Included in the line item Foreign currency exchange and hedge gain (loss), net, for the three and nine months ended September 30, 2014 and 2013 is the impact of purchased collars and average forward contracts which hedge our exposure to movements in the Japanese yen and its impact on our net earnings.  In the three and nine months ended September 30, 2014, we recorded net pre-tax gains on our yen-denominated hedging programs in the amounts of $764 million and $621 million, respectively.  These gains were driven by the mark-to-market of the purchased collars and average forward contracts, and occurred due to the significant weakening of the Japanese yen in 2014.  We recorded a net loss in the amount of $46 million in the third quarter of 2013 and a net gain in the amount of $206 million for the nine months ended September 30, 2013.  The gross notional value outstanding for purchase collars and average rate forwards which hedge our exposure to the Japanese yen at September 30, 2014 and December 31, 2013 was $11.0 billion and $6.8 billion, respectively.

In the second quarter of 2014, following the Acquisition, we entered into a portfolio of zero cost collars to hedge our exposure to movements in the Korean won and its impact on our net earnings.  These zero cost collars have a gross notional value outstanding at September 30, 2014 of $2.9 billion, and began settling quarterly in the third quarter of 2014 and will conclude at the end of 2015.  The loss on the mark-to-market of these zero cost collars, which is also included in the line item Foreign currency exchange and hedge gain (loss), net, was $25 million and $21 million, respectively, for the three and nine months ended September 30, 2014.

Income Before Income Taxes
Income before income taxes for the three and nine months ended September 30, 2014, was negatively impacted by the depreciation of the Japanese yen versus the U.S. dollar in the amount of $54 million and $181 million, respectively.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Provision for income taxes	$(395)	$(141)	$(747)	$(366)
Effective tax rate	28.0%	25.7%	33.5%	19.2%

For the three and nine months ended September 30, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•
Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a deemed distribution to the U.S. of a portion of foreign current year earnings;

•	Equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were offset principally by discrete tax charges of $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly-owned foreign subsidiaries and $146 million attributable to a change in judgment on the realizability of certain foreign deferred tax assets for the nine months ended September 30, 2014.

© 2014 Corning Incorporated. All Rights Reserved.

For the three and nine months ended September 30, 2013, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies;
•	Equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to Corning Incorporated	$1,014	$408	$1,484	$1,540
Basic earnings per common share	$0.77	$0.28	$1.08	$1.05
Diluted earnings per common share	$0.72	$0.28	$1.03	$1.04
Shares used in computing per share amounts
Basic earnings per common share	1,284	1,454	1,315	1,465
Diluted earnings per common share	1,411	1,463	1,436	1,474

Comprehensive Income
For the three months ended September 30, 2014, comprehensive income decreased by $381 million when compared to the same period in 2013, driven by the negative impact of the change in foreign currency translation gains and losses, offset by an increase of $606 million in net income attributable to Corning Incorporated.  In the three months ended September 30, 2014, we recognized a loss of $676 million compared to a gain of $317 million in the same period in 2013.  The losses recognized in 2014 were driven by unfavorable movements in the translation rates of Japanese yen, Korean won and the Euro to the U.S. dollar.

For the nine months ended September 30, 2014, comprehensive income decreased by $158 million when compared to the same period in 2013, driven by the increase in foreign currency translation losses and a decrease of $56 million in net income attributable to Corning Incorporated.  In the nine months ended September 30, 2014, we recognized a loss of $539 million compared to a loss of $484 million in the same period in 2013.  The losses recognized in 2014 were driven by unfavorable movements in the translation rates of Japanese yen, Korean won and the Euro to the U.S. dollar.

Refer to Note 16 (Shareholders’ Equity) to the consolidated financial statements for additional information.

© 2014 Corning Incorporated. All Rights Reserved.

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

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13
Core net sales	$2,649	$2,108	26%	$7,615	$5,943	28%
Core equity in earnings of affiliated companies	$76	$121	(37)%	$195	$474	(59)%
Core earnings	$568	$487	17%	$1,556	$1,387	12%

Core Net Sales
Core net sales in the third quarter of 2014, which excludes the impact of changes in the Japanese yen, Korean won and other certain items, totaled $2,649 million, an increase of $541 million, or 26%, when compared to the same period in 2013.  Driving this growth are the following items:

•
An increase in the Display Technologies segment in the amount of $430 million, driven by the consolidation of Corning Precision Materials, which increased core sales by $504 million, and an increase in volume in the mid-teens in percentage terms, offset somewhat by price declines in the mid-teens;

•
An increase in the Optical Communications segment in the amount of $48 million, driven by an increase in sales of carrier network products in the amount of $39 million and an increase of $9 million in enterprise network products.  Specifically, the following items impacted sales within the carrier network products group in the three months ended September 30, 2014, when compared to the same period in 2013:

o	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America, up $17 million;
o	An increase of $11 million in sales of hardware and equipment products in South America;
o	An increase of $8 million in wireless product sales; and
o	Lower sales of optical fiber, driven by a $21 million decrease in China, offset somewhat by higher sales in North America and Europe, increasing by $7 million and $5 million, respectively.
•
An increase of $57 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and increased demand for Class 8 vehicles in North America.   Automotive substrate products also increased, up $14 million, due to higher demand in Europe and China.

© 2014 Corning Incorporated. All Rights Reserved.

Core net sales in the nine months ended September 30, 2014 increased by $1,672 million to $7,615 million, when compared to the same period in 2013.  The increase in core net sales was due to the following items:

•
An increase in the Display Technologies segment in the amount of $1,222 million, driven by the consolidation of Corning Precision Materials, which increased sales by $1,437 million, and an increase in volume in the high-single digits in percentage terms, offset somewhat by price declines in the mid-teens;

•
An increase in the Optical Communications segment in the amount of $256 million, driven by an increase in sales of carrier network products in the amount of $211 million and an increase of $45 million in enterprise network products.  Specifically, the following items impacted sales within the carrier network products group in the first nine months of 2014, when compared to the same period in 2013:

o	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America and Europe, up $77 million and $60 million, respectively;
o
The impact of a full three quarters of sales from a small acquisition and the consolidation of an investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $50 million; and

o	Lower sales of optical fiber, driven by a $50 million decrease in China, offset slightly by higher sales in North America and Europe, increasing by $17 million and $18 million, respectively.
•
An increase of $161 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and increased demand for Class 8 vehicles in North America.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of core equity in earnings of affiliated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Samsung Corning Precision Materials		$85		$335
Dow Corning Corporation*	$68	28	$177	114
All other	8	8	18	25
Total equity earnings	$76	$121	$195	$474

*
In 2013, we excluded the operating results of Dow Corning’s consolidated subsidiary Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the impact of the severe unpredictability and instability in the polysilicon market.

The following table reconciles the non-GAAP financial measure of equity earnings from Dow Corning to its most directly comparable GAAP financial measure:
	Equity Earnings
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
As reported	$88	$57	$234	$138
Hemlock Semiconductor operating results (3)		3		(1)
Hemlock Semiconductor non-operating results (3)(7)		(10)		(1)
Equity in earnings of affiliated companies (9)	(20)	(22)	(57)	(22)
Core Performance measures	$68	$28	$177	$114
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

© 2014 Corning Incorporated. All Rights Reserved.

Core equity earnings of affiliated companies decreased in the three and nine months ended September 30, 2014, when compared to the same period last year, reflecting the Acquisition and consolidation of Corning Precision Materials.  Core equity earnings from Dow Corning in the three and nine months ended September 30, 2014 increased considerably, up $40 million and $63 million, respectively, driven by the following items:

•
An increase in core equity earnings of $29 million and $24 million, respectively, in the silicones segment, driven by favorable tax adjustments in the amount of $19 million and an increase in volume, offset slightly by the effect of higher inventory costs.

•
An increase in core equity earnings of $11 million and $36 million, respectively, in the polysilicon segment, driven by an increase in volume and a gain in the amount of $2 million related to energy tax credits.

Core Earnings
When compared to the same period last year, core earnings increased in the three months ended September 30, 2014 by $81 million, or 17%, driven by the following items (amounts presented after-tax):

•	The impact of the consolidation of Corning Precision Materials, as well as cost reductions and efficiencies gained through synergies;
•	A $37 million increase in core equity earnings from Dow Corning, driven by favorable tax events and an increase in volume; and
•	Higher net income in the Environmental Technologies segment, up $25 million, driven by an increase in demand for our diesel products.

When compared to the same period last year, core earnings increased in the nine months ended September 30, 2014 by $169 million, or 12%, driven by the following items (amounts presented after-tax):

•	The impact of the consolidation of Corning Precision Materials, as well as cost reductions and efficiencies gained through synergies;
•	An increase of $59 million in core equity earnings from Dow Corning, driven by favorable tax events and an increase in volume; and
•	A $52 million increase in net income in the Environmental Technologies segment, driven by an increase in demand for our diesel products.

The amount of net periodic pension expense or credit included in core earnings for the three months ended September 30, 2014 and 2013 was expense of $28 million and $8 million, respectively, and for the nine months ended September 30, 2014 and 2013 was expense of $53 million and a credit of $12 million, respectively.  Refer to Note 13 (Employee Benefit Plans) to the Consolidated Financial Statements for additional information.

© 2014 Corning Incorporated. All Rights Reserved.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Core earnings attributable to Corning Incorporated	$568	$487	$1,556	$1,387
Less: Series A convertible preferred stock dividend	24		70
Core earnings available to common stockholders - basic	544	487	1,486	1,387
Add: Series A convertible preferred stock dividend	24		70
Core earnings available to common stockholders - diluted	$568	$487	$1,556	$1,387

Weighted-average common shares outstanding - basic	1,284	1,454	1,315	1,465
Effect of dilutive securities:
Stock options and other dilutive securities	12	9	12	9
Series A convertible preferred stock	115		109
Weighted-average common shares outstanding - diluted	1,411	1,463	1,436	1,474
Core basic earnings per common share	$0.42	$0.33	$1.13	$0.95
Core diluted earnings per common share	$0.40	$0.33	$1.08	$0.94

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

© 2014 Corning Incorporated. All Rights Reserved.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.
	Three months ended September 30, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$2,540	$95	$1,409	$1,014	28%	$0.72
Constant-yen (1)	110	1	94	68		0.05
Constant-won (1)	(1)		17	12		0.01
Purchased collars and average forward contracts (2)			(739)	(478)		(0.34)
Acquisition-related costs (4)			7	5
Discrete tax items (5)				13		0.01
Asbestos settlement (6)			6	4
Restructuring, impairment and other charges (7)			7	7
Equity in earnings of affiliated companies (9)		(20)	(20)	(19)		(0.01)
Contingent consideration fair value adjustment (10)			(77)	(60)		(0.04)
Other items related to the Acquisition of Samsung Corning Precision Materials (10)			2	2
Core Performance measures	$2,649	$76	$706	$568	19.5%	$0.40
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

© 2014 Corning Incorporated. All Rights Reserved.

	Three months ended September 30, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$2,067	$138	$549	$408	25.7%	$0.28
Constant-yen (1)	41	12	40	31		0.02
Purchased collars and average forward contracts (2)			46	25		0.02
Other yen-related transactions (2)			(25)	(18)		(0.01)
Hemlock Semiconductor operating results (3)		3	3	3
Hemlock Semiconductor non-operating results (3)(7)		(10)	(10)	(9)		(0.01)
Acquisition-related costs (4)			10	7
Discrete tax items (5)				58		0.04
Asbestos settlement (6)			5	3
Equity in earnings of affiliated companies (9)		(22)	(22)	(20)		(0.02)
Gain on change in control of equity investment (12)				(1)
Core Performance measures	$2,108	$121	$596	$487	18.3%	$0.33
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

© 2014 Corning Incorporated. All Rights Reserved.

	Nine months ended September 30, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$7,311	$243	$2,231	$1,484	33.5%	$1.03
Constant-yen (1)	306	2	257	188		0.13
Constant-won (1)	(2)		34	24		0.02
Purchased collars and average forward contracts (2)			(600)	(406)		(0.28)
Acquisition-related costs (4)			65	52		0.04
Discrete tax items (5)				198		0.14
Asbestos settlement (6)			12	7
Restructuring, impairment and other charges (7)			63	51		0.04
Liquidation of subsidiary (8)				(3)
Equity in earnings of affiliated companies (9)		(50)	(50)	(48)		(0.03)
Gain on previously held equity investment (10)			(394)	(292)		(0.20)
Settlement of pre-existing contract (10)			320	320		0.22
Contingent consideration fair value adjustment (10)			(77)	(60)		(0.04)
Post-combination expenses (10)			72	55		0.04
Other items related to the Acquisition of Samsung Corning Precision Materials (10)			(12)	(14)		(0.01)
Core Performance measures	$7,615	$195	$1,921	$1,556	19%	$1.08
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

© 2014 Corning Incorporated. All Rights Reserved.

	Nine months ended September 30, 2013
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$5,863	$477	$1,906	$1,540	19.2%	$1.04
Constant-yen (1)	80	22	76	58		0.04
Purchased collars and average forward contracts (2)			(205)	(138)		(0.09)
Other yen-related transactions (2)			(71)	(49)		(0.03)
Hemlock Semiconductor operating results (3)		(4)	(4)	(4)
Hemlock Semiconductor non-operating results (3)(7)		1	1	1
Acquisition-related costs (4)			36	24		0.02
Discrete tax items (5)				4
Asbestos settlement (6)			13	9		0.01
Equity in earnings of affiliated companies (9)		(22)	(22)	(20)		(0.02)
Pension mark-to-market adjustment (11)			(41)	(26)		(0.02)
Gain on change in control of equity investment (12)			(18)	(12)		(0.01)
Core Performance measures	$5,943	$474	$1,671	$1,387	17.0%	$0.94
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

© 2014 Corning Incorporated. All Rights Reserved.

Items which we exclude from GAAP measures to arrive at Core Performance measures are as follows:

(1)	Constant-currency adjustments:

Constant-yen:  Because a significant portion of Corning’s LCD glass business revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings of translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  We use an internally derived management rate of ¥93, which is aligned to our yen portfolio of purchased collars, and have restated all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

Constant-won:  Following the Acquisition of Samsung Corning Precision Materials and because a significant portion of Samsung Corning Precision Materials’(now Corning Precision Materials) costs are denominated in Korean won, management believes it is important to understand the impact on core earnings from translating won into dollars.  Presenting results on a constant-won basis mitigates the translation impact of the Korean won, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts without the variability caused by the fluctuations caused by changes in the rate of this currency.  We use an internally derived management rate of 1,100, which is consistent with historical prior period averages of the won.  We have not recast prior periods presented as the impact is not material to Corning in those periods.

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

(3)
Results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor: In 2013, we excluded the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the operating and non-operating items and events which have caused severe unpredictability and instability in earnings beginning in 2012.  These events were primarily driven by the macro-economic environment.  Specifically, the negative impact of the determination by the Chinese Ministry of Commerce (“MOFCOM”), which imposes provisional anti-dumping duties on solar-grade polysilicon imports from the United States, and the impact of asset write-offs, offset by the benefit of large payments required under Hemlock Semiconductor customers’ “take-or-pay” contracts, are events that are unrelated to Dow Corning’s core operations, and that have, or could have, significant impacts to this business.  Beginning in 2014, due to the stabilization of the polycrystalline silicon industry, we will no longer exclude the operating results of Hemlock Semiconductor from core performance measures.

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

(6)	Certain litigation-related charges: These adjustments relate to the Pittsburgh Corning Corporation (PCC) asbestos litigation.
(7)	Restructuring, impairment and other charges. In the third quarter of 2014, amount includes other expenses and disposal costs not classified as restructuring expense.
(8)	Liquidation of subsidiary: The partial impact of non-restructuring related items due to the decision to liquidate a consolidated subsidiary that is not significant.
(9)
Equity in earnings of affiliated companies:  These adjustments relate to items which do not reflect expected on-going operating results of our affiliated companies, such as restructuring, impairment and other charges and settlements under “take-or-pay” contracts.

(10)
Impacts from the Acquisition of Samsung Corning Precision Materials: Pre-acquisition gains and losses on previously held equity investment and other gains and losses related to the Acquisition, including post-combination expenses, fair value adjustments to the indemnity asset related to contingent consideration and the impact of the withholding tax on a dividend from Samsung Corning Precision Materials.

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

© 2014 Corning Incorporated. All Rights Reserved.

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

Display Technologies
The following tables provide net sales and other data for the Display Technologies segment (in millions):
As Reported	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$1,009	$648	56%	$2,925	$1,929	52%
Equity earnings of affiliated companies	$(3)	$73	(104)%	$(16)	$314	(105)%
Net income	$387	$318	22%	$878	$1,004	(13)%

Core Performance	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$1,119	$689	62%	$3,231	$2,009	61%
Equity earnings of affiliated companies	$(2)	$85	(102)%	$(7)	$335	(102)%
Core earnings	$347	$304	14%	$1,012	$954	6%

© 2014 Corning Incorporated. All Rights Reserved.

The following tables reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$1,009	$(3)	$387	$2,925	$(16)	$878
Constant-yen (1)	110	1	70	306	2	192
Constant-won (1)			12			24
Purchased collars and average forward contracts (2)			(63)			(172)
Acquisition-related costs (4)						37
Discrete tax items (5)						4
Restructuring, impairment and other charges (7)			1			31
Equity in earnings of affiliated companies (9)					7	6
Contingent consideration fair value adjustment (10)			(60)			(60)
Other items related to the Acquisition of Samsung Corning Precision Materials (10)						72
Core performance	$1,119	$(2)	$347	$3,231	$(7)	$1,012

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$648	$73	$318	$1,929	$314	$1,004
Constant-yen (1)	41	12	31	80	21	60
Purchased collars, average forward contracts and other yen-related transactions (2)			(45)			(57)
Pension mark-to-market adjustment (11)						(53)
Core performance	$689	$85	$304	$2,009	$335	$954
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

© 2014 Corning Incorporated. All Rights Reserved.

As Reported
When compared to the third quarter of 2013, the increase in net sales of $361 million in the third quarter of 2014 was due to the Acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the consolidation of this entity, which added $463 million in net sales.  Price declines in the mid-teens in percentage terms slightly outpaced an increase in volume in the mid-teens, which was driven by sales of larger-sized LCD televisions and supply chain preparations for the upcoming holiday season.  Sequentially, price declines were more moderate than the second quarter, as anticipated.  The depreciation of the Japanese yen versus the U.S. dollar adversely impacted net sales by $69 million.

Net income in the Display Technologies segment increased by $69 million, or 22%, in the three months ended September 30, 2014, when compared to the same period last year, and was largely driven by the following items (amounts presented after-tax):

•	The consolidation of Corning Precision Materials and the resulting cost reductions and efficiencies gained through synergies; and
•	The impact of the change in the fair value of the contingent consideration resulting from the acquisition of Corning Precision Materials in the amount of $60 million.

The increase in net income was offset somewhat by the following items (amounts presented after-tax):

•	The impact of price declines in the mid-teens in percentage terms slightly outpacing volume gains in the mid-teens; and
•
The depreciation of the Japanese yen versus the U.S. dollar in the amount of $39 million, offset somewhat by the increase in realized gains on our yen-denominated hedge programs in the amount of $18 million.

When compared to the same period last year, the increase of $996 million in net sales in the nine months ended September 30, 2014, was due to the Acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the consolidation of this entity, which added $1,331 million in net sales.  This impact was somewhat offset by price declines in the mid-teens in percentage terms, which more than offset an increase in volume in the high-single digits, and the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales by $226 million.

Net income in the Display Technologies segment decreased by $126 million, or 13%, in the nine months ended September 30, 2014, when compared to the same period last year.  The positive impact of an increase in volume in the high-single digits, the $60 million change in the fair value of the contingent consideration resulting from the acquisition of Corning Precision Materials and the impact of the consolidation of Corning Precision Materials were more than offset by the following items:

•	The impact of price declines in the mid-teens in percentage terms;
•
The depreciation of the Japanese yen versus the U.S. dollar in the amount of $132 million, offset somewhat by the increase in realized gains on our yen-denominated hedge programs in the amount of $115 million;

•	Restructuring and acquisition-related expenses in the amounts of $31 million and $37 million, respectively; and
•	The absence of royalty income from Samsung Corning Precision Materials.

Core Performance
When compared to the third quarter of 2013, the increase in core net sales of $430 million, or 62%, in the third quarter of 2014 was due to the Acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the consolidation of this entity, which added $504 million in net sales.  Although LCD glass volume increased in the mid-teens in percentage terms in the third quarter of 2014, this increase was slightly outpaced by price declines in the mid-teens.  Sequentially, price declines were more moderate than the second quarter, as anticipated.

© 2014 Corning Incorporated. All Rights Reserved.

Core earnings in the Display Technologies segment increased by $43 million, or 14%, in the three months ended September 30, 2014, when compared to the same period last year.  The positive impact of an increase in volume in the mid-teens and the consolidation of Corning Precision Materials and the resulting cost reductions and efficiencies gained through synergies were partially offset by the impact of price declines in the mid-teens in percentage terms.

When compared to the same period last year, the increase in core net sales of $1,222 million, or 61%, in the nine months ended September 30, 2014, was due to the Acquisition of the remaining equity interests of our affiliate Corning Precision Materials, and the consolidation of this entity, which added $1,437 million in net sales.  Although volume increased in the high-single digit in the first nine months of 2014, this increase was more than offset by price declines in the mid-teens in percentage terms.

Core earnings in the Display Technologies segment increased by $58 million, or 6%, in the nine months ended September 30, 2014, when compared to the same period last year.  The positive impact of the consolidation of Corning Precision Materials and an increase in volume in the high-single digits were partially offset by the impact of price declines in the mid-teens in percentage terms and the absence of royalty income from Corning Precision Materials.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three and nine months ended September 30, 2014, three customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 60% and 61%, respectively, of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
We anticipate the overall LCD glass retail market in 2014, as measured in square feet of glass, will increase 10%, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  We expect Corning’s share of the market in 2014 will remain consistent with our share in 2013.

In the fourth quarter, the Company anticipates its LCD glass volume will be consistent to down slightly when compared to the third quarter of 2014, and in line with or slightly better than the overall glass market volume.  We expect sequential LCD glass price declines in the fourth quarter of 2014 will be more moderate and in the range we experienced throughout most of 2013.

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

© 2014 Corning Incorporated. All Rights Reserved.

Optical Communications
The following tables provide net sales and other data for the Optical Communications segment (in millions):
As Reported	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales:
Carrier network	$535	$496	8%	$1,524	$1,313	16%
Enterprise network	163	154	6%	453	408	11%
Total net sales	698	650	7%	1,977	1,721	15%

Net income	$68	$62	10%	$156	$173	(10)%

Core Performance	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales
Carrier network	$535	$496	8%	$1,524	$1,313	16%
Enterprise network	163	154	6%	453	408	11%
Total net sales	698	650	7%	1,977	1,721	15%

Core earnings	$70	$65	8%	$172	$160	8%

The following tables reconcile the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Sales	Net income	Sales	Net income
As reported	$698	$68	$1,977	$156
Acquisition-related costs (4)		2		6
Restructuring, impairment and other charges (7)				12
Liquidation of subsidiary (8)				(2)
Core performance	$698	$70	$1,977	$172

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Sales	Net income	Sales	Net income
As reported	$650	$62	$1,721	$173
Acquisition-related costs (4)		3		7
Pension mark-to-market adjustment (11)				(9)
Gain on change in control of equity investment (12)				(11)
Core performance	$650	$65	$1,721	$160
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

© 2014 Corning Incorporated. All Rights Reserved.

As Reported
In the third quarter of 2014, net sales of the Optical Communications segment increased by $48 million, or 7%, when compared to the third quarter of 2013, driven by a $39 million increase in sales of our carrier network products.  Specifically, the following items impacted sales within the carrier network products group in the third quarter of 2014:

•	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America, up $17 million;
•	An increase of $11 million in sales of hardware and equipment products in South America;
•	An increase of $8 million in wireless product sales; and
•	Lower sales of optical fiber, driven by a $21 million decrease in China, offset somewhat by higher sales in North America and Europe, increasing by $7 million and $5 million, respectively.

Sales of enterprise network products also increased in the third quarter of 2014, up $9 million, when compared to the same period in 2013, driven by higher sales of data center products in Europe.

In the nine months ended September 30, 2014, net sales of the Optical Communications segment increased by $256 million, or 15%, when compared to the first nine months of 2013, driven by a $211 million increase in sales of our carrier network products.  Specifically, the following items impacted sales within the carrier network products group in the first nine months of 2014:

•	Higher sales of cable and hardware and equipment products used in fiber-to-the-home solutions in North America and Europe, up $77 million and $60 million, respectively;
•
The impact of a full three quarters of sales from a small acquisition and the consolidation of an investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $50 million; and

•	Lower sales of optical fiber, driven by a $50 million decrease in China, offset slightly by higher sales in North America and Europe, increasing by $17 million and $18 million, respectively.

Sales of enterprise network products also increased in the first nine months of 2014, up $45 million, when compared to the same period in 2013, due to strong sales in all regions of the world, led by an increase of $18 million for data center and LAN products in Europe, and higher sales of wireless products in the amount of $12 million.

Net income increased by $6 million, or 10%, in the third quarter of 2014, when compared to the third quarter of 2013, driven by the significant increase in volume for carrier network products in North America and Europe, an increase in worldwide enterprise network product volume and increased manufacturing efficiencies through cost reductions and productivity improvements, offset by growth in lower margin product lines and price declines in fiber and cable products.

Although sales increased by 15% in the nine months ended September 30, 2014, net income declined by 10%.  Strong volume in both carrier and enterprise network products was offset by optical fiber price declines in China, higher operating expenses, unfavorable mix in carrier products, and the absence of the inventory build we experienced in the first half of 2013.  Restructuring charges and acquisition costs of $12 million and $6 million, respectively, and the absence of two favorable non-operating items that occurred in the second quarter of 2013 in the amount of $20 million, also negatively impacted the results of this segment.

Movements in foreign exchange rates did not significantly impact the results of this segment in the three and nine months ended September 30, 2014.

© 2014 Corning Incorporated. All Rights Reserved.

Core Performance
When compared to the same periods last year, core earnings in the three and nine months ended September 30, 2014 increased by $5 million, or 8%, and $12 million, or 8%, respectively, driven by strong volume in both carrier and enterprise network products, offset by optical fiber price declines in China, higher operating expenses, unfavorable mix in carrier products, and the absence of the inventory build we experienced in the first half of 2013.

For the three and nine months ended September 30, 2014, one customer of the Optical Communications segment, which accounted for more than 10% of total segment sales, accounted for 13% and 10%, respectively, of total segment sales.

Outlook:
Optical Communications fourth-quarter sales are expected to increase by a mid-single digit percentage year over year.

Environmental Technologies
The following tables provide net sales and other data for the Environmental Technologies segment (in millions):
As Reported	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales:
Automotive	$135	$121	12%	$404	$366	10%
Diesel	147	104	41%	438	315	39%
Total net sales	$282	$225	25%	$842	$681	24%

Net income	$57	$32	78%	$147	$95	55%

Core Performance	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$282	$225	25%	$842	$681	24%
Core earnings	$57	$32	78%	$147	$92	60%

The following table reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Sales	Net income	Sales	Net income
As reported	$225	$32	$681	$95
Pension mark-to-market adjustment (11)				(3)
Core performance	$225	$32	$681	$92
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

© 2014 Corning Incorporated. All Rights Reserved.

As Reported
In the three and nine months ended September 30, 2014, net sales of this segment increased by $57 million, or 25%, and $161 million, or 24%, respectively, when compared to the same periods in 2013, driven by higher sales across all product lines.  Driving the increase was higher demand for our heavy duty diesel products propelled by new governmental regulations in Europe and increased demand for Class 8 vehicles in North America.  Sales of light-duty diesel products also improved due to higher volume in Europe.  Automotive substrate product sales increased due to higher demand in Europe and China.

When compared to the same periods last year, net income in the three and nine months ended September 30, 2014 improved significantly, up 78% and 55%, respectively, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy-duty diesel products and higher European sales of light-duty diesel products, combined with an increase in automotive vehicle builds, drove the increase.  Higher costs associated with facility expansion projects and the absence of the pension mark-to-market gain in 2013 somewhat offset the increase in net income.

Movements in foreign exchange rates did not significantly impact the results of this segment in the three and nine months ended September 30, 2014.

Core Performance
When compared to the same periods last year, core earnings in the three and nine months ended September 30, 2014 increased by $25 million, or 78%, and $55 million, or 60%, respectively, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy-duty diesel products and higher European and North American sales of light-duty diesel products, combined with an increase in automotive vehicle builds, drove the increase.  Higher fixed costs associated with facility expansion projects somewhat offset the increase in net income.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three and nine months ended September 30, 2014, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 89% and 88%, respectively, of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
For the Environmental Technologies segment, fourth-quarter year-over-year sales are anticipated to increase by a high single-digit percentage when compared to the fourth quarter of 2013, driven by continued strength for heavy-duty diesel products.

© 2014 Corning Incorporated. All Rights Reserved.

Specialty Materials
The following tables provide net sales and net income for the Specialty Materials segment (in millions):
As Reported	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$327	$326		$886	$885
Net income	$43	$65	(34)%	$113	$162	(30)%

Core Performance	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$327	$326		$886	$885
Core earnings	$52	$65	(20)%	$128	$157	(18)%

The following tables reconcile the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Sales	Net income	Sales	Net income
As reported	$327	$43	$886	$113
Constant-yen (1)		(2)		(4)
Purchased collars and average forward contracts (2)		3		9
Acquisition-related costs (4)				(1)
Restructuring, impairment and other charges (7)		8		11
Core performance	$327	$52	$886	$128

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Sales	Net income	Sales	Net income
As reported	$326	$65	$885	$162
Constant-yen (1)				(1)
Purchased collars, average forward contracts and other yen-related transactions (2)				(1)
Pension mark-to-market adjustment (11)				(3)
Core performance	$326	$65	$885	$157
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three and nine months ended September 30, 2014 in the Specialty Materials segment remained consistent when compared to the same periods in 2013.  Corning Gorilla Glass price declines almost entirely offset an increase in volume for Corning Gorilla Glass and higher sales for our advanced optics products, led by improvements in the specialty glass market.

© 2014 Corning Incorporated. All Rights Reserved.

When compared to the same periods last year, the decrease in net income for the three and nine months ended September 30, 2014 was driven by lower prices for Corning Gorilla Glass and the impact of charges related to the closure of production lines in Japan, offset somewhat by an increase in volume for both Corning Gorilla Glass and advanced optics products.  Additionally, higher production costs and the absence of the inventory build we experienced in the first half of 2013 negatively impacted the nine month comparison.

Movements in foreign exchange rates did not significantly impact the results of this segment in the three and nine months ended September 30, 2014.

Core Performance
When compared to the same periods last year, core earnings in the three and nine months ended September 30, 2014 decreased by $13 million, or 20%, and $29 million, or 18%, respectively, driven by lower prices for Corning Gorilla Glass, offset partially by Corning Gorilla Glass and advanced optics product volume improvements and lower operating expenses.  Additionally, the absence of the inventory build we experienced in the first half of 2013 negatively impacted the nine month comparison.

For the three and nine months ended September 30, 2014, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 50% and 48%, respectively, of total segment sales when combined.

Outlook:
Specialty Materials segment sales are expected to decrease sequentially by a low-to-mid teen digit percentage in the fourth quarter, reflecting the absence of new product launches that occurred in the third quarter of 2014.

Life Sciences
The following tables provide net sales and net income for the Life Sciences segment (in millions):
As Reported	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$214	$215		$647	$641	1%
Net income	$19	$20	(5)%	$54	$57	(5)%

Core Performance	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$214	$215		$647	$641	1%
Core earnings	$22	$23	(4)%	$65	$71	(8)%

© 2014 Corning Incorporated. All Rights Reserved.

The following tables reconcile the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Sales	Net income	Sales	Net income
As reported	$214	$19	$647	$54
Acquisition-related costs (4)		3		11
Core performance	$214	$22	$647	$65

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Sales	Net income	Sales	Net income
As reported	$215	$20	$641	$57
Acquisition-related costs (4)		3		17
Pension mark-to-market adjustment (11)				(3)
Core performance	$215	$23	$641	$71
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three months ended September 30, 2014 remained relatively consistent with the same period in the prior year.  Net sales for the nine months ended September 30, 2014 increased by $6 million, driven by growth in North America and China.

When compared to the same periods in 2013, net income in the three and nine months ended September 30, 2014 decreased by $1 million and $3 million, respectively, driven by less favorable customer and product mix and the absence of the pension mark-to-market gain in 2013, offset slightly by higher volume and lower acquisition costs.  Acquisition-related costs were lower in the first nine months of 2014 due to higher spending in 2013 related to the acquisition of the Discovery Labware business in the fourth quarter of 2012.

Movements in foreign exchange rates did not significantly impact the results of this segment in the three and nine months ended September 30, 2014.

Core Performance
When compared to the same periods last year, core earnings in the three and nine months ended September 30, 2014 decreased by $1 million and $6 million, respectively, driven by less favorable customer and product mix, offset slightly by higher volume.

For the three and nine months ended September 30, 2014, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 47% and 45%, respectively, of net sales when combined.

Outlook:
In the fourth quarter of 2014, Life Sciences segment sales are expected to be consistent with the fourth quarter of 2013.

© 2014 Corning Incorporated. All Rights Reserved.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results for new product lines and development projects that involve the use of various technologies for new products such as advanced flow reactors and adjacency businesses in pursuit of thin, strong glass.  This segment also includes results for certain corporate investments such as Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products.

The following table provides net sales and other data for All Other (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13

Net sales	$10	$3	233%	$34	$6	467%
Research, development and engineering expenses	$43	$33	30%	$119	$104	14%
Equity in earnings of affiliated companies	$4	$4		$13	$13
Net loss	$(41)	$(32)	(28)%	$(140)	$(91)	(54)%

The results of this segment in the three and nine months ended September 30, 2014 reflect the net sales and net loss incurred for a development project which was not part of segment results in the three and nine months ended September 30, 2013.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
The following items impacted Corning’s financing and capital structure in the three months ended September 30, 2014 and 2013:

2014
In the third quarter of 2014, we amended and restated our existing revolving credit facility.  The amended facility provides a $2 billion unsecured multi-currency line of credit and expires on September 30, 2019.  At September 30, 2014, there were no outstanding amounts on this credit facility.  The facility includes affirmative and negative covenants that Corning must comply with, including a leverage (debt to capital ratio) financial covenant.  As of September 30, 2014, we were in compliance with all of the covenants.

At September 30, 2014, Corning had $424 million in outstanding commercial paper as part of the Company’s commercial paper program established in the second quarter of 2013.  The estimated fair value of this commercial paper approximates its carrying value due to the short-term maturities.

2013
In the second quarter of 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s revolving credit facility is available to support obligations under the commercial paper program, if needed.

In the first quarter of 2013, we amended and restated our then-existing revolving credit facility.  The 2013 amended facility provided a $1 billion unsecured multi-currency line of credit that would have expired in March 2018.  This facility was amended and restated by the $2 billion facility entered into in the third quarter of 2014.

© 2014 Corning Incorporated. All Rights Reserved.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4 billion.  The total amount repaid was approximately $500 million.  Upon repayment, the facility was terminated.

Share Repurchase Program
In the first quarter of 2014, the share repurchase program announced on October 22, 2013 was made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014.  This program authorizes the Company to repurchase up to $2 billion of our common stock by December 31, 2015.  At September 30, 2014, there was $182.8 million remaining to purchase shares under this authorization.

Fixed Rate Cumulative Convertible Preferred Stock, Series A
On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 1,900 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $1.9 billion, to Samsung Display in connection with the Acquisition of its equity interests in Samsung Corning Precision Materials.  Corning also issued to Samsung Display an additional amount of Fixed Rate Cumulative Convertible Preferred Stock at closing, for an aggregate issue price of $400 million in cash.

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s board of directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of September 30, 2014, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the Acquisition, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

Capital Spending
Capital spending totaled $740 million and $682 million for the nine months ended September 30, 2014 and 2013, respectively.  Spending in the first nine months of 2014 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2014 capital spending to be approximately $1.1 billion.  We expect that approximately $500 million will be directed toward our Display Technologies segment, of which approximately $107 million is related to capital projects started in 2012 and 2013.

Cash Flow
Summary of cash flow data (in millions):
	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$3,597	$1,503
Net cash used in investing activities	$(753)	$(575)
Net cash used in financing activities	$(1,846)	$(1,347)

© 2014 Corning Incorporated. All Rights Reserved.

Net cash provided by operating activities increased significantly in the nine months ended September 30, 2014, when compared to the same period last year, due to a dividend of approximately $1.6 billion received from Samsung Corning Precision Materials and a decrease in inventory in the Optical Communications segment, Environmental Technologies and Specialty Materials segments, offset somewhat by lower net income.

Net cash used in investing activities was higher in the nine months ended September 30, 2014, when compared to the same period last year, due to an increase in short-term investments, an investment in an unconsolidated subsidiary and higher capital spending, offset partially by the realized gains on our yen-denominated purchased collars.

Net cash used in financing activities in the nine months ended September 30, 2014 increased when compared to the same period last year, driven by our share repurchase programs, somewhat offset by the issuance of commercial paper, cash received from the issuance of preferred stock and the absence of the retirement of long-term debt in the first quarter of 2013.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of September 30, 2014	As of December 31, 2013

Working capital	$7,875	$7,145
Current ratio	4.7:1	5.1:1
Trade accounts receivable, net of allowances	$1,601	$1,253
Days sales outstanding	57	58
Inventories	$1,327	$1,270
Inventory turns	4.1	3.6
Days payable outstanding (1)	35	47
Long-term debt	$3,228	$3,272
Total debt to total capital	14%	13%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2013 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	A-	Stable
December 16, 2013

Moody’s	A3	Stable
September 12, 2011

© 2014 Corning Incorporated. All Rights Reserved.

Management Assessment of Liquidity
We ended the third quarter of 2014 with approximately $6.1 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  At September 30, 2014, approximately 79% of the consolidated amount was held outside of the U.S.  Almost all of the amounts held outside the U.S. are indefinitely reinvested in our foreign operations but are available for repatriation, subject to relevant tax consequences, which may be significant in a particular period.  We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in those locations where it is needed.

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

In addition to the shares repurchased through the ASR agreement, in the three and nine months ended September 30, 2014, we repurchased 9.6 million and 27.6 million shares of common stock on the open market for approximately $200 million and $567 million, respectively, as part of the share repurchase program made effective on January 15, 2014.

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

© 2014 Corning Incorporated. All Rights Reserved.

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

Corning also has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At September 30, 2014, our leverage using this measure was 14% and we are in compliance with the financial covenant.

In the first quarter of 2013, Corning repaid the aggregate principal amount and accrued interest outstanding on the credit facility entered into in the second quarter of 2011 that allowed Corning to borrow up to Chinese Renminbi (RMB) 4.0 billion.  The total amount repaid was approximately $500 million.  Upon repayment, this facility was terminated.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of September 30, 2014, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2013 Form 10-K and remain unchanged through the first nine months of 2014.  For certain items, additional details are provided below.

Impairment of Assets Held for Use
We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified.  We review our long-lived assets in each quarter in which impairment indicators are present.  We must exercise judgment in assessing whether an event of impairment has occurred.

© 2014 Corning Incorporated. All Rights Reserved.

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

At September 30, 2014 and December 31, 2013, the average carrying value of precious metals was higher than the fair market value by $130 million and $164 million, respectively.  These precious metals are utilized by the Display and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  We are currently assessing the potential impact of adopting this ASU on our financial statements and related disclosures.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 15 hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2014 and December 31, 2013, Corning had accrued approximately $28 million (undiscounted) and $15 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2014 Corning Incorporated. All Rights Reserved.

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

© 2014 Corning Incorporated. All Rights Reserved.

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

During the first and second quarter of 2014 the Company entered into a series of average rate forwards with no associated premium, which partially hedge the impact of Japanese yen translation on the Company’s projected 2015, 2016 and 2017 net income.  In the second quarter of 2014, as a result of the acquisition of the remaining interests in Samsung Corning Precision, we entered into a portfolio of zero cost collars to hedge our exposure to movements in the Korean won and its impact on our net earnings through the end of 2015.  At September 30, 2014, the total gross notional value for the translated earnings contracts was $13.9 billion (at December 31, 2013: $6.8 billion), including purchased collars and zero cost collars of $4.4 billion (at December 31, 2013: $5.9 billion) and average rate forwards of $9.5 billion (at December 31, 2013: $0.9 billion).  With respect to the purchased collars and zero cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased collars and zero cost collars, either the put or the call option can be exercised at maturity.  As of September 30, 2014, the total net notional value of the purchased collars and zero cost collars was $2.3 billion (at December 31, 2013: $3 billion).

The fair value of our open foreign exchange forward and option contracts is most significantly impacted by fluctuations in the Japanese yen and Korean won.  At September 30, 2014, a hypothetical 10% adverse movement in Japanese yen and Korean won exchange rates could result in an unrealized loss in fair value of these instruments of $1,059 million (at December 31, 2013: $398 million) and $94 million (at December 31, 2013: $0), respectively.  Changes in fair values of these instruments are ultimately offset in the period of settlement by changes in the fair value of the underlying exposure.  Prior to settlement, the unrealized fair value changes could cause material volatility in our earnings.

© 2014 Corning Incorporated. All Rights Reserved.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2014, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2014 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Dow Corning Corporation. See our 2013 Form 10-K, Part 1, Item 3.  For updates to estimated liabilities as of September 30, 2014, see Part I, Item 1, Financial Statements, Note 3 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Pittsburgh Corning Corporation and Other Asbestos Litigation.  See our 2013 Form 10-K, Part I, Item 3.  For updates regarding the proceedings and estimated liabilities as of September 30, 2014, see Part I, Item 1, Financial Statements, Note 3 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation.  See our 2013 Form 10-K, Part I, Item 3.

Chinese Anti-dumping Investigation Involving Single-Mode Optical Fiber Produced in India.  See our 2013 Form 10-K, Part I, Item 3.  On August 13, 2014, MOFCOM announced its final determination in this investigation assessing a 24.5% dumping margin on CTIPL's exports to China.  The dumping margins will remain in effect until August 13, 2019.

Chinese Anti-dumping Investigation Involving Optical Fiber Preforms Produced in the United States.  See our 2014 Form 10-Q for the Period Ending March 31, 2014 (“Q1 2014 10-Q”), Part II, Item 1.  On September 10, 2014, MOFCOM held an injury hearing, in which Corning participated and presented strong evidence of non-injury. We subsequently submitted a detailed non-injury brief and economic report further supporting the absence of threat of injury to the Chinese industry.

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

© 2014 Corning Incorporated. All Rights Reserved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2014:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
July 1-31, 2014	5,103,096	$21.57	5,022,683	$274,544,075
August 1-31, 2014	4,588,883	$20.16	4,548,710	$182,843,399
September 1-30, 2014	6,767	$20.97	-	$182,843,399
Total	9,698,746	$20.90	9,571,393	$182,843,399

(1)
This column reflects the following transactions during the third quarter of 2014:  (i) the deemed surrender to us of 50,288 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 77,065 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 9,571,393 shares of common stock in conjunction with the repurchase program made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014.

(2)	On October 22, 2013, we announced authorization to repurchase up to $2 billion of our common stock by December 31, 2015, through a repurchase program made effective on January 15, 2014.

© 2014 Corning Incorporated. All Rights Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	10.1	Amendment No. 4 to Deferred Compensation Plan for Directors dated September 30, 2014

	10.2	Amended and Restated Credit Agreement dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed on October 3, 2014

	12	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

© 2014 Corning Incorporated. All Rights Reserved.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

October 29, 2014	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

October 29, 2014	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

© 2014 Corning Incorporated. All Rights Reserved.