Form 10-K
period 2014-12-31
CORNING INC /NY
filed 2015-02-13
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
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

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28 billion based on the $21.95 price as reported on the New York Stock Exchange.

There were 1,271,340,532 shares of Corning’s common stock issued and outstanding as of January 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 17, 2015, and filed for the Registrant’s 2015 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

Index

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

Corning Incorporated is a world leader in the manufacture of specialty glass and ceramics.  Drawing on more than 160 years of materials science and process engineering knowledge, Corning creates and makes keystone components that enable high-technology systems for consumer electronics, mobile emissions control, optical communications and life sciences.  Corning operates in five reportable segments:  Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences.  Corning manufactures and processes products at approximately 90 plants in 17 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (“LCDs”) that are used primarily in LCD televisions, notebook computers and flat panel desktop monitors.  This segment develops, manufactures and supplies high quality glass substrates using technology expertise and a proprietary fusion manufacturing process, which Corning invented and is the cornerstone of the Company’s technology leadership in the LCD industry.  The automated process yields high quality glass substrates with excellent dimensional stability and uniformity – essential attributes for the production of large, high performance active matrix LCDs.  Corning’s fusion process is scalable and is thought to be the most effective process in producing large size substrates.  We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably.  In 2006, Corning launched EAGLE XG®, the industry’s first LCD glass substrate that is free of heavy metals.  In 2010, leveraging the EAGLE XG® composition, Corning introduced EAGLE XG® Slim glass, a line of slim glass substrates which enables lighter-weight portable devices and thinner televisions and monitors.  In 2011, Corning launched Corning Lotus™ Glass, a high-performance display glass developed to enable cutting-edge technologies, including organic light-emitting diode (“OLED”) displays and next generation LCDs.  Corning Lotus Glass helps support the demanding manufacturing processes of both OLED and liquid crystal displays for high performance, portable devices such as smart phones, tablets, and notebook computers.  In 2012, Corning introduced Corning® Willow™ Glass, our ultra-slim flexible glass for use in next-generation consumer electronic technologies.  Not only does this technology support thinner backplanes for both OLED and LCD displays, it also allows for curved displays for immersive viewing or mounting on non-flat surfaces.  In 2013, Corning announced the commercial launch of Corning Lotus™ XT Glass, a second-generation glass substrate specially formulated for high-performance displays.  The Corning Lotus Glass platform offers an energy-efficient, immersive display device that features high resolution, fast response times, and bright picture quality.  In January 2015, Corning introduced Corning Iris™ Glass, a substrate that can significantly reduce the thickness of a liquid crystal display television set, making it as thin as a smartphone, as well as providing outstanding transmission quality.

Through the end of 2013, the Display Technologies segment also included the equity affiliate Samsung Corning Precision Materials Co., Ltd. (“Samsung Corning Precision Materials”), of which Corning owned 57.5% and Samsung Display Co., Ltd. (“Samsung Display”) owned 42.5%.  To extend Corning’s leadership in specialty glass and drive earnings growth, Corning entered into a series of strategic and financial agreements with Samsung Display intended to strengthen product and technology collaborations between the two companies (“Acquisition”).  Corning completed this transaction on January 15, 2014.

Index

The following is a summary of the series of transactions, and the impacts to the Display Technologies segment:

•	Corning obtained full ownership of Samsung Corning Precision Materials. This organization, named Corning Precision Materials, was integrated into Corning’s Display Technologies segment during 2014.
•	Corning and Samsung Display extended their long-term LCD display glass supply agreement through 2023.
•	The two companies’ strengthened their technology collaborations on strategic product development and commercialization initiatives.

In connection with these agreements, in the fourth quarter of 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on Samsung Corning Precision Materials’ balance sheet at September 30, 2013.  The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57.5%.  Because this transaction did not result in a change in control based on the governing documents of this entity, Corning did not consolidate this entity as of December 31, 2013.  The remaining transactions were completed on January 15, 2014, which increased Corning’s ownership to 100% and resulted in consolidation of the entity beginning in the first quarter of 2014.

LCD glass manufacturing is a capital intensive business.  Important attributes for success include efficient manufacturing, access to capital, technology know-how, and patents.  As a result of the transactions with Samsung Display, Corning expects to realize increased flexibility in glass-melting capabilities, which will allow the company to re-evaluate the need for major capital expenditures for additional fusion glass manufacturing assets.

Corning has LCD glass manufacturing operations in the United States, South Korea, Japan, Taiwan and China.  Following the Acquisition, Corning services all specialty glass customers in all regions directly, utilizing its manufacturing facilities throughout Asia.

Patent protection and proprietary trade secrets are important to the Display Technologies segment’s operations.  Corning has a growing portfolio of patents relating to its products, technologies and manufacturing processes.  Corning licenses certain of its patents to third parties and generates royalty income from these licenses.  Refer to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 40% of Corning’s sales in 2014.

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

Our Optical Communications segment has recently evolved from being a manufacturer of optical fiber and cable, hardware and equipment to being a comprehensive provider of industry-leading optical solutions across the broader communications industry.  This segment is classified into two main product groupings – carrier network and enterprise network.  The carrier network product group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications.  The enterprise network product group consists primarily of optical-based communication networks sold to businesses, governments and individuals for their own use.

Our carrier network product portfolio begins with optical fiber products, including Vascade® submarine optical fibers for use in submarine networks; LEAF® optical fiber for long-haul, regional and metropolitan networks; SMF-28® ULL fiber for more scalable long-haul and regional networks; SMF-28e+™ single-mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; ClearCurve® ultra-bendable single-mode fiber for use in multiple-dwelling units and fiber-to-the-home applications; and Corning® SMF-28® Ultra Fiber, designed for high performance across the range of long-haul, metro, access, and fiber-to-the-home network applications, combining the benefits of industry-leading attenuation and improved macrobend performance in one fiber.  Our optical fiber is sold directly to end users or third-party cablers around the world.  Corning’s remaining fiber production is cabled internally and sold to end users as either bulk cable or as part of an integrated optical solution.  Corning’s cable products support various outdoor, indoor/outdoor and indoor applications and include a broad range of loose tube, ribbon and drop cable designs with flame-retardant versions available for indoor and indoor/outdoor use.

Index

In addition to optical fiber and cable, our carrier network product portfolio also includes hardware and equipment products, including cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures, network interface devices, and other accessories.  These products may be sold as individual components or as part of integrated optical connectivity solutions designed for various carrier network applications.  Examples of these solutions include our FlexNAPTM terminal distribution system, which provides pre-connectorized distribution and drop cable assemblies for cost-effectively deploying Fiber-to-the-Home (“FTTH”) networks; and the CentrixTM platform, which provides a high-density fiber management system with industry-leading density and innovative jumper routing that can be deployed in a wide variety of carrier switching centers.

To keep pace with surging demand for mobile bandwidth, Corning has a full complement of operator-grade distributed antenna systems (“DAS”), including the recently developed Optical Network Evolution (“ONE”) wireless platform.  ONE is the first all-optical converged cellular and Wi-Fi® solution built on an all-optical backbone with modular service support.  The ONE™ Wireless Platform provides virtually unlimited bandwidth, and meets all of the wireless service needs of large-scale enterprises at a lower cost than the typical DAS solution.

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

In 2014, we introduced Corning® Fibrance™ Light-Diffusing Fiber, a glass optical fiber optimized for thin, colorful, aesthetic lighting.  Fibrance Light-Diffusing Fiber enables decorative lighting to be designed or embedded into tight or small places where other bulky lighting elements cannot fit, thereby enhancing a product’s overall aesthetics and user experience, and opening up new design possibilities for a variety of markets such as automotive, architecture, consumer electronics or appliances.

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

The Optical Communications segment represented 27% of Corning’s sales for 2014.

Index

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

The Environmental Technologies segment represented 11% of Corning’s sales for 2014.

Specialty Materials Segment

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.  Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics components, aerospace and defense, astronomy, ophthalmic products, telecommunications components and cover glass that is optimized for portable display devices.

Our cover glass, known as Corning® Gorilla® Glass, is a thin sheet glass designed specifically to function as a cover glass for display devices such as tablets, notebook PCs and mobile phones.  Elegant and lightweight, Corning Gorilla Glass is durable enough to resist many real-world events that commonly cause glass failure, enabling exciting new applications in technology and design.  Early in 2012, Corning launched Corning® Gorilla® Glass 2, the next generation in our Corning Gorilla Glass suite of products.  Corning Gorilla Glass 2 enables up to a 20% reduction in glass thickness, while maintaining the industry-leading damage resistance, toughness and scratch-resistance.  In 2013, we introduced Corning® Gorilla® Glass 3 with Native Damage Resistance and Corning® Gorilla® Glass NBT™, designed to help protect touch notebook displays from scratches and other forms of damage that come from everyday handling and use.  And in the fourth quarter of 2014, Corning announced its latest breakthrough innovation in consumer electronics material design, Corning® Gorilla® Glass 4, which delivers the highest damage resistance performance versus all alternative compositions, and has the capability to significantly improve device drop performance.

Corning Gorilla Glass is manufactured in Kentucky, South Korea, Japan and Taiwan.

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

The Specialty Materials segment represented approximately 12% of Corning’s sales for 2014.

Index

Life Sciences Segment

As a leading developer, manufacturer and global supplier of scientific laboratory products for 100 years, Corning’s Life Sciences segment collaborates with researchers seeking new approaches to increase efficiencies, reduce costs and compress timelines in the drug discovery process.  Using unique expertise in the fields of materials science, surface science, optics, biochemistry and biology, the segment provides innovative solutions that improve productivity and enable breakthrough discoveries.

Life Sciences laboratory products include general labware and equipment, as well as specialty surfaces, media and reagents that are used for cell culture research, bioprocessing, genomics, drug discovery, microbiology and chemistry.  Corning sells life science products under these primary brands: Corning, Falcon, PYREX, Axygen, and Gosselin.  The products are marketed worldwide, primarily through distributors to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other research facilities.  Corning manufactures these products in the United States in Maine, New York, New Jersey, California, Utah, Virginia, Massachusetts and North Carolina, and outside of the U.S. in Mexico, France, Poland, and China.

In addition to being a global leader in consumable glass and plastic laboratory tools for life science research, Corning continues to develop and produce unique technologies aimed at simplifying customer lab processes, or “workflows”, through three key categories:

•	Vessels – Corning® HYPER platform of vessels for increased cell yields; Corning® Microcarriers for cell scale-up, therapy and vaccine applications;
•	Surfaces – Corning® CellBIND® Surface; Corning®Matrigel®; Corning®BioCoatTM; Corning Synthemax® II Surface;
•	Media – Corning® stemgro®

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

The Life Sciences segment represented approximately 9% of Corning’s sales for 2014.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning Precision Materials’ non-LCD business and new product lines and development projects such as advanced flow reactors and adjacency businesses in pursuit of thin, strong glass.  This segment also includes certain corporate investments such as Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products.

The All Other segment represented less than 1% of Corning’s sales for 2014.

Additional explanation regarding Corning and its five reportable segments is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 (Reportable Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (“Dow Chemical”) each own half of Dow Corning Corporation (“Dow Corning”), an equity company headquartered in Michigan that manufactures silicone products worldwide.  Dow Corning is a leader in silicon-based technology and innovation, offering more than 7,000 products and services.  Dow Corning is the majority-owner of Hemlock Semiconductor Group (“Hemlock”), a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries.  Dow Corning’s sales were $6,221 million in 2014.  Additional discussion about Dow Corning appears in the Legal Proceedings section.  Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

Index

Corning and PPG Industries, Inc. each own half of Pittsburgh Corning Corporation (“PCC”), an equity company in Pennsylvania that manufactures glass products for architectural and industrial uses.  PCC filed for Chapter 11 bankruptcy reorganization in April 2000.  Corning also owns half of Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation that manufactures glass products for industrial uses primarily in Europe.  Additional discussion about PCC and PCE appears in the Legal Proceedings section.

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

Display Technologies Segment

We believe Corning is the largest worldwide producer of glass substrates for active matrix LCD displays.  The environment for LCD glass substrate products is very competitive and Corning believes it has sustained its competitive advantages by investing in new products, providing a consistent and reliable supply, and using its proprietary fusion manufacturing process.  This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals.  Asahi Glass Co. Ltd. and Nippon Electric Glass Co. Ltd. are Corning’s principal competitors in display glass substrates.

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

The primary competing producers of the Optical Communications segment are TE Connectivity Ltd. and Prysmian Group.

Environmental Technologies Segment

For worldwide automotive ceramic substrate products, Corning has a major market position that has remained relatively stable over the past year.  Corning has also established a strong presence in the heavy duty and light duty diesel vehicle market and believes its competitive advantage in automotive ceramic substrate products for catalytic converters and diesel filter products for exhaust systems is based upon global presence, customer service, engineering design services and product innovation.  Corning’s Environmental Technologies products face principal competition from NGK Insulators, Ltd. and Ibiden Co. Ltd.

Specialty Materials Segment

Corning is one of very few manufacturers with deep capabilities in materials science, optical design, shaping, coating, finishing, metrology, and system assembly.  Additionally, we are addressing emerging needs of the consumer electronics industry with the development of chemically strengthened glass.  Corning Gorilla Glass is a thin-sheet glass that is better able to survive events that most commonly cause glass failure.  Its advanced composition allows a deeper layer of chemical strengthening than is possible with most other chemically strengthened glasses, making it both durable and damage resistant.  Our products and capabilities in this segment position the Company to meet the needs of a broad array of markets including display, semiconductor, aerospace/defense, astronomy, vision care, industrial/commercial, and telecommunications.  For this segment, Schott, Asahi Glass Co. Ltd., Nippon Electric Glass Co. Ltd. and Heraeus are the main competitors.

Life Sciences Segment

Corning seeks to maintain a competitive advantage by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes.  Our principle worldwide competitors include Thermo Fisher Scientific, Inc. and  Perkin Elmer.  Corning also faces increasing competition from large distributors that have pursued backward integration or introduced private label products.

Index

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

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff have been, and continue to be, important to the Company’s growth.  Patents have been granted on many of these inventions in the United States and other countries.  Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments.  Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations.  In 2014, Corning was granted about 400 patents in the U.S. and over 750 patents in countries outside the U.S.

Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting Corning’s innovations.  Corning has historically enforced, and will continue to enforce, its intellectual property rights.  At the end of 2014, Corning and its wholly-owned subsidiaries owned over 8,000 unexpired patents in various countries of which over 3,300 were U.S. patents.  Between 2015 and 2016, approximately 7% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations.  Worldwide, Corning has about 7,000 patent applications in process, with about 2,200 in process in the U.S.  Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 1,200 patents in various countries, of which about 300 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications.  There is no group of important Display Technologies segment patents set to expire between 2015 and 2017.

The Optical Communications segment has over 3,100 patents in various countries, of which over 1,200 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include: (i) patents relating to optical fiber products including low loss optical fiber, high data rate optical fiber, and dispersion compensating fiber, and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; (iii) patents relating to optical fiber connectors, termination and storage and associated methods of manufacture; and (iv) patents related to distributed communication systems.  There is no group of important Optical Communications segment patents set to expire between 2015 and 2017.

The Environmental Technologies segment has over 600 patents in various countries, of which over 250 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products.  There is no group of important Environmental Technologies segment patents set to expire between 2015 and 2017.

Index

The Specialty Materials segment has over 700 patents in various countries, of which over 350 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include patents relating to protective cover glass, ophthalmic glasses and polarizing dyes, and semiconductor/microlithography optics and blanks, metrology instrumentation and laser/precision optics, glass polarizers, specialty fiber, and refractories.  There is no group of important Specialty Materials segment patents set to expire between 2015 and 2017.

The Life Sciences segment has over 650 patents in various countries, of which about 250 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including multiwell plates and cell culture products, as well as equipment and processes for label independent drug discovery.  There is no group of important Life Sciences segment patents set to expire between 2015 and 2017.

Products reported in All Other include development projects, new product lines, and other businesses or investments that do not meet the threshold for separate reporting.

Many of the Company’s patents are used in operations or are licensed for use by others, and Corning is licensed to use patents owned by others.  Corning has entered into cross-licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning’s principal trademarks include the following:  Axygen, Corning, Celcor, ClearCurve, DuraTrap, Eagle XG, Epic, Evolant, Gosselin, Gorilla, HPFS, Lanscape, Pretium, Pyrex, Steuben, Falcon, SMF-28e, and Willow.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations.  This program has resulted in capital and operating expenditures each year.  In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $10 million in 2014 and are estimated to be $13 million in 2015.

Corning’s 2014 consolidated operating results were charged with approximately $49 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control.  Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2014, Corning had approximately 34,600 full-time employees, including approximately 11,500 employees in the United States.  From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers.  Unions are certified as bargaining agents for approximately 24.1% of Corning’s U.S. employees.

Index

Executive Officers of the Registrant

James P. Clappin   President, Corning Glass Technologies
Mr. Clappin joined Corning in 1980 as a process engineer.  He transitioned to GTE Corporation in 1983 when the Central Falls facility was sold and returned to Corning in 1988.  He began working in the display business in 1994.  Mr. Clappin relocated to Japan in 1996, as plant manager at Corning Display Technologies (CDT) Shizuoka facility.  In 2002, he was appointed as general manager of CDT worldwide business.  He served as president of CDT from September 2005 through July 2010.  He was appointed president, Corning Glass Technologies, in 2010.  Age 57.

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

James B. Flaws   Vice Chairman and Chief Financial Officer
Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions.  Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997, vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002.  Mr. Flaws is a director of Dow Corning Corporation.  Mr. Flaws has been a member of Corning’s Board of Directors since 2000.  Age 66.

Kirk P. Gregg   Executive Vice President and Chief Administrative Officer
Mr. Gregg joined Corning in 1993 as director of Executive Compensation.  He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, Administration in December 1997 and to his current position in 2002.  He is responsible for Human Resources, Information Technology, Procurement and Transportation, Aviation, Community Affairs, Government Affairs, Business Services and Corporate Security.  Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting.  Age 55.

Clark S. Kinlin   Executive Vice President, Corning Optical Communications
Mr. Kinlin joined Corning in 1981 in the Specialty Materials division.  From 1985 to 1995 he worked in the Optical Fiber division.  In 1995, he joined Corning Consumer Products (CCP).  In 2000, Mr. Kinlin was named president, Corning International Corporation and, in 2003, he was appointed as general manager for Greater China.  From April 2007 to March 2008, he was chief operating officer, Corning Cable Systems (now Corning Optical Communications) and was named president and chief executive officer in 2008.  He was appointed executive vice president in 2012.  Age 55.

Lawrence D. McRae   Executive Vice President, Strategy and Corporate Development
Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions.  He was elected vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, and senior vice president Strategy and Corporate Development in October 2005.  He was elected to his present position in October 2010.  Mr. McRae is on the board of directors of Dow Corning Corporation.  Age 56.

David L. Morse   Executive Vice President and Chief Technology Officer
Dr. Morse joined Corning in 1976 in glass research and worked as a composition scientist in developing and patenting several major products.  He served in a variety of product and materials research and technology director roles and was appointed division vice president and technology director for photonic technology groups beginning in March 1999.  He became director of corporate research, science and technology in December 2001.  He was elected vice president in January 2003, becoming senior vice president and director of corporate research in 2006.  Dr. Morse was elected to his current position in May 2012.  He is on the board of Dow Corning Corporation and a member of the National Academy of Engineering and the National Chemistry Board.  Age 62.

Eric S. Musser   Executive Vice President, Corning Technologies and International
Mr. Musser joined Corning in 1986 and served in a variety of manufacturing positions at fiber plants in Wilmington, N.C. and Melbourne, Australia, before becoming manufacturing strategist for the Optical Fiber business in 1996.  Mr. Musser joined Corning Lasertron in 2000 and became president later that year.  He was named director, manufacturing operations for Photonic Technologies in 2002.  In 2003, he returned to Optical Fiber as division vice president, development and engineering and was named vice president and general manager in 2005.  In 2007, he was appointed general manager of Corning Greater China and was named president of Corning International in 2012.  Mr. Musser was appointed executive vice president in 2014.  Age 55.

Index

Christine M. Pambianchi   Senior Vice President, Human Resources
Ms. Pambianchi joined Corning in 2000 as division human resource manager, Corning Optical Fiber, and later was named director, Human Resources, Corning Optical Communications.  She has led the Human Resources function since January 2008 when she was named vice president, Human Resources.  Ms. Pambianchi was appointed to senior vice president, Human Resources, in 2010, and is responsible for leading Corning’s global human resource function.  Age 46.

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

R. Tony Tripeny   Senior Vice President, Corporate Controller and Principal Accounting Officer
Mr. Tripeny joined Corning in 1985 as the corporate accounting manager of Corning Cable Systems, and became the Keller, Texas facility’s plant controller in 1989.  In 1993, he was appointed equipment division controller of Corning Cable Systems and, in 1996 corporate controller.  Mr. Tripeny was appointed chief financial officer of Corning Cable Systems in July 2000.  In 2003, he took on the additional role of Telecommunications group controller.  He was appointed division vice president, operations controller in August 2004, and vice president, corporate controller in October 2005.  Mr. Tripeny was elected to his current position in April 2009.  He is on the board of directors of Hardinge Inc.  Age 55.

Wendell P. Weeks   Chairman, Chief Executive Officer and President
Mr. Weeks joined Corning in 1983.  He was named vice president and general manager of the Optical Fiber business in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president in 1999, and president, Corning Optical Communications in 2001.  Mr. Weeks was named president and chief operating officer of Corning in 2002, president and chief executive officer in 2005 and chairman and chief executive officer on April 26, 2007.  He added the title of president in December 2010.  Mr. Weeks is a director of Merck & Co. Inc.  Mr. Weeks has been a member of Corning’s Board of Directors since 2000.  Age 55.

Document Availability

A copy of Corning’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Corporate Secretary, Corning Incorporated, Corning, NY 14831.  The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations page on Corning’s web site at www.corning.com.  The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Other

Additional information in response to Item 1 is found in Note 20 (Reportable Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

Item 1A.  Risk Factors

We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict.  Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock or debt.  The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance.  This information should be read in conjunction with MD&A and the consolidated financial statements and related notes incorporated by reference into this report.  The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider, as these factors could cause our future results to differ from those in the forward-looking statements and from historical trends.

Index

As a global company, we face many risks which could adversely impact our ongoing operations and reported financial results

We operate in over 100 countries and derive a substantial portion of our revenues from, and have significant operations, outside of the United States.  Our international operations include manufacturing, assembly, sales, customer support, and shared administrative service centers.

Compliance with laws and regulations increases our cost of doing business.  These laws and regulations include U.S. laws and local laws which include data privacy requirements, employment and labor laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions and export requirements.  Non-compliance or violations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business.  Such violations could result in prohibitions on our ability to offer our products and services in one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.  Our success depends, in part, on our ability to anticipate and manage these risks.

We are also subject to a variety of other risks in managing a global organization, including those related to:

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

•	Fluctuations in currency exchange rates, convertibility of currencies and restrictions involving the movement of funds between jurisdictions and countries;
•	Sovereign and political risks that may adversely affect Corning’s profitability and assets;
•	Geographical concentration of our factories and operations and regional shifts in our customer base;
•	Periodic health epidemic concerns;
•	Political unrest, confiscation or expropriation of our assets by foreign governments, terrorism and the potential for other hostilities;
•	Difficulty in protecting intellectual property, sensitive commercial and operations data, and information technology systems generally;
•	Differing legal systems, including protection and treatment of intellectual property and patents;
•	Complex or unclear tax regimes;
•	Complex tariffs, trade duties and other trade barriers including anti-dumping duties;
•	Difficulty in collecting obligations owed to us such as accounts receivable;
•	Natural disasters such as floods, earthquakes, tsunamis and windstorms; and
•	Potential power loss or disruption affecting manufacturing.

Our sales could be negatively impacted by the actions of one or more key customers, or the circumstances to which they are subject, leading to the substantial reduction in orders for our products

In 2014, Corning’s ten largest customers accounted for 48% of our sales.

In addition, a relatively small number of customers accounted for a high percentage of net sales in our reportable segments.  For 2014, three customers of the Display Technologies segment accounted for 61% of total segment net sales when combined.  In the Optical Communications segment, one customer accounted for 11% of segment net sales.  In the Environmental Technologies segment, three customers accounted for 88% of total segment sales in aggregate.  In the Specialty Materials segment, three customers accounted for 51% of segment sales in 2014.  In the Life Sciences segment, two customers accounted for 45% of segment sales in 2014.  As a result of mergers and consolidations between customers, Corning’s customer base could become more concentrated.

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

Index

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

Sales in our Life Sciences segment are concentrated with two large distributors who are also competitors, and the balance is to a variety of pharmaceutical and biotechnology companies, hospitals, universities, and other research facilities.  In 2014, our two largest distributors accounted for 45% of Life Sciences’ segment sales.  Changes in our distribution arrangements in this segment may adversely affect this segment’s financial results.

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

•	our ability to manufacture glass substrates and strengthened glass, to satisfy our customers’ technical requirements and our contractual obligations; and
•	our ability to develop new products in response to government regulations and laws.

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

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, New Taiwan dollar, Korean won, and Euro, will significantly impact our sales, profit and cash flows.  Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the US dollar and Japanese yen.  Sales in our Display Technologies segment, representing 40% of Corning’s sales in 2014, are denominated in Japanese yen.  Corning hedges significant translation, transaction and balance sheet currency exposures and uses a variety of derivative instruments to reduce the impact of foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results including our net profits.

Index

A large portion of our sales, profit and cash flows are transacted in non-US dollar currencies and we expect that we will continue to realize gains or losses with respect to these exposures, net of gains or losses from our hedging programs.  For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures or should we elect not to hedge certain foreign currency exposures.  Alternatively, we may experience gains or losses if the underlying exposure which we have hedged change (increases or decreases) and we are unable to reverse, unwind, or terminate the hedges concurrent with the change in the underlying notional exposure.  The objective of our hedging activities is to mitigate the risk associated with foreign currency exposures.  We are also exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining a diverse group of highly-rated major international financial institutions with which we have other financial relationships as our counterparties.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.  Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors.  All of these factors could materially impact our results of operations, anticipated future results, financial position and cash flows, the timing of which is variable and generally outside of our control.

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

The success of our business depends on our ability to develop and produce advantaged products that meet our customers’ needs

Our business relies on continued global demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to our customers, original equipment manufacturers and distributors.  This is dependent on a number of factors, including our ability to manage and maintain key customer relationships, our ability to produce products that meet the quality, performance and price expectations of our customers.  The manufacturing of our products involves complex and precise processes.  In some cases, existing manufacturing may be insufficient to achieve the requirements of our customers.  We will need to develop new manufacturing processes and techniques to maintain profitable operations.  While we continue to fund projects to improve our manufacturing techniques and processes and lower our costs, we may not achieve satisfactory manufacturing costs that will fully enable us to meet our profitability targets.

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

Index

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

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2014, Corning had goodwill and other intangible assets of $1,647 million.  While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

We operate in a highly competitive environment

We operate in a highly competitive environment, and our outlook depends on the company’s share of industry sales based on our ability to compete with others in the marketplace.  The Company competes on the basis of product attributes, customer service, quality and price.  There can be no assurance that our products will be able to compete successfully with other companies’ products.  Our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, product performance failures, our failure to price our products competitively, our failure to produce our products at a competitive cost or unexpected, emerging technologies or products.  We expect that we will face continuous competition from existing competitors, low cost manufacturers and new entrants.  We believe we must invest in research and development, engineering, manufacturing and marketing capabilities, and continue to improve customer service in order to remain competitive.  We cannot provide assurance that we will be able to maintain or improve our competitive position.

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

Index

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

A significant amount of our net profits and cash flows are generated from outside the U.S., and certain repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company.  In addition, there have been proposals to change U.S. tax laws that could significantly impact how U.S. global corporations are taxed on foreign earnings.  Although we cannot predict whether or in what form proposed legislation may pass, if enacted certain anti-deferral proposals could have a material adverse impact on our tax expense and cash flow.

Our business depends on our ability to attract and retain talented employees

The loss of the services of any member of our senior management team or key research and development or engineering personnel without adequate replacement, or the inability to attract new qualified personnel, could have a material adverse effect on our operations and financial performance.

We are subject to strict environmental regulations and regulatory changes that could result in fines or restrictions that interrupt our operations

Some of our manufacturing processes generate chemical waste, waste water, other industrial waste or greenhouse gases, and we are subject to numerous laws and regulations relating to the use, storage, discharge and disposal of such substances.  We have installed anti-pollution equipment for the treatment of chemical waste and waste water at our facilities.  We have taken steps to control the amount of greenhouse gases created by our manufacturing operations.  However, we cannot provide assurance that environmental claims will not be brought against us or that government regulators will not take steps toward adopting more stringent environmental standards.

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

Index

We may experience difficulties in enforcing our intellectual property rights and we may be subject to claims of infringement of the intellectual property rights of others

We rely on patent and trade secret laws, copyright, trademark, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights.  Despite our efforts, these protections may be limited and we may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses.  We cannot provide assurance that the patents that we hold or may obtain will provide meaningful protection against our competitors.  Changes in or enforcement of laws concerning intellectual property, worldwide, may affect our ability to prevent or address the misappropriation of, or the unauthorized use of, our intellectual property.  Litigation may be necessary to enforce our intellectual property rights.  Litigation is inherently uncertain and outcomes are often unpredictable.  If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

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

Current or future litigation or regulatory investigations may harm our financial condition or results of operations

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

We face risks through equity affiliates that we do not control

Corning’s net income includes equity earnings from affiliated companies.  For the year ended December 31, 2014, we recognized $266 million of equity earnings, of which approximately 95% came from Dow Corning (which makes silicone and high purity polycrystalline products).

Index

Our equity investments may not continue to perform at the same levels as in recent years.  Dow Corning emerged from Chapter 11 bankruptcy in 2004 and has certain obligations under its Plan of Reorganization to resolve and fund claims of its creditors and personal injury claimants.  Dow Corning may incur further bankruptcy charges in the future, which may adversely affect its operations or assets.  Dow Corning also could be adversely impacted by diminished performance at their consolidated subsidiary, Hemlock Semiconductor Group.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

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

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage.  Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of alleged violations.  Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

Moreover, several of our related partners are domiciled in areas of the world with laws, rules and business practices that differ from those in the United States.  Although we strive to select equity partners and affiliates who share our values and understand our reporting requirements as a U.S.-domiciled company and to ensure that an appropriate business culture exists within these ventures to minimize and mitigate our risk, we nonetheless face the reputational and legal risk that our equity partners and affiliates may violate applicable laws, rules and business practices.

Acquisitions, equity investments and strategic alliances may have an adverse effect on our business

We expect to continue making acquisitions and entering into equity investments and strategic alliances as part of our business strategy.  These transactions involve significant challenges and risks including that a transaction may not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty integrating new employees, business systems, and technology, or diversion of management’s attention from our other businesses.  It may take longer than expected to realize the full benefits, such as increased revenue and cash flow, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized.  These events could harm our operating results or financial condition.

Index

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

Significant macroeconomic events, changes in regulations, or a crisis in the financial markets could limit our access to capital

We utilize credit in both the capital markets and from banks to facilitate company borrowings, hedging transactions, leases and other financial transactions.  We maintain a $2 billion revolving credit agreement to fund potential liquidity needs and to backstop certain transactions.  An adverse macroeconomic event or changes in bank regulations could limit our ability to gain access to credit or to renew the revolving credit agreement upon expiration.  Additionally, a financial markets crisis may limit our ability to access liquidity.

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

Information technology dependency and security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm

The Company is increasingly dependent on sophisticated information technology and infrastructure.  Any significant breakdown, intrusion, interruption or corruption of these systems or data breaches could have a material adverse effect on our business.  Like other global companies, we have, from time to time, experienced incidents related to our information technology (“IT”) systems, and expect that such incidents will continue, including malware and computer virus attacks, unauthorized access, systems failures and disruptions.  We have measures and defenses in place against unauthorized access, but we may not be able to prevent, immediately detect, or remediate such events.

We use electronic IT in our manufacturing processes and operations and other aspects of our business.  Despite our implementation of security measures, our IT systems are vulnerable to disruptions from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions.  A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets.  Such disruptions or security breaches could result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business.

Additionally, utilities and other operators of critical energy infrastructure that serve our facilities face heightened security risks, including cyber-attack.  In the event of such an attack, disruption in service from our utility providers could disrupt our manufacturing operations which rely on a continuous source of power (electrical, gas, etc.).

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

Index

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We operate approximately 90 manufacturing plants and processing facilities in 17 countries, of which approximately 34% are located in the U.S.  We own 71% of our executive and corporate buildings, which are mainly located in and around Corning, New York.  We also own approximately 94% of our research and development facilities and the majority of our manufacturing facilities.  We own approximately 71% of our sales and administrative facilities.  The remaining facilities are leased.

For the years ended 2014, 2013 and 2012 we invested a total of $3.9 billion, primarily in facilities outside of the U.S. in our Display Technologies segment.  Of the $1.1 billion spent in 2014, over $650 million were for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 33.4 million square feet.  Distribution of this total area follows:
(million square feet)	Total	Domestic	Foreign

Manufacturing	26.7	7.6	19.1
Sales and administrative	2.5	2.1	0.4
Research and development	2.1	1.9	0.2
Warehouse	2.1	1.6	0.5

Total	33.4	13.2	20.2

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of December 31, 2014, Dow Corning had recorded a reserve for breast implant litigation of $400 million.  See Note 7 (Investments) for additional detail.

Other Dow Corning Claims Arising From Bankruptcy Proceedings

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of December 31, 2014, Dow Corning has estimated the liability to commercial creditors to be within the range of $99 million to $324 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $99 million, net of applicable tax benefits.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Dow Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Index

Pittsburgh Corning Corporation and Asbestos Litigation.  Corning and PPG Industries, Inc. (“PPG”) each own 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim.  Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products.

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).  On September 30, 2014, the United States District Court for the Western District of Pennsylvania (the “District Court”) affirmed the Bankruptcy Court’s decision confirming the Amended PCC Plan.  On October 30, 2014, one of the objectors to the Plan appealed the District Court’s affirmation of the Plan to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”), and that appeal is currently being scheduled for briefing.  It will likely take many months for the Third Circuit Court of Appeals to render its decision.

Under the Plan as affirmed by the Bankruptcy Court and affirmed by the District Court, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value.  Corning has the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Plan requires Corning to make: (1) one payment of $70 million one year from the date the Plan becomes effective and certain conditions are met; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,300 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case.  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”).  The stay remains in place as of the date of this filing.  Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed by the District Court and the Third Circuit Court of Appeals.  These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date.  As of December 31, 2014, Corning had received for these cases approximately $19 million in insurance payments related to those claims.  If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is finally affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

Index

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $681 million at December 31, 2014, compared with an estimate of liability of $690 million at December 31, 2013.  The $681 million liability is comprised of $241 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos litigation, all referenced in the preceding paragraphs.  With respect to the PCE liability, at December 31, 2014 and 2013, the fair value of $241 million and $250 million of our interest in PCE significantly exceeded its carrying value of $162 million and $167 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  For the years ended December 31, 2014 and 2013, Corning recorded asbestos litigation income of $9 million and expense of $19 million, respectively.  The entire obligation is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

Environmental Litigation.  Corning has been named by the United States Environmental Protection Agency (the “EPA”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the EPA, are jointly and severally liable for the cost of cleanup unless the EPA agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2014 and 2013, Corning had accrued approximately $42.5 million (undiscounted) and $15 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Chinese Anti-dumping Investigation Involving Single-Mode Optical Fiber Produced in India.  In August 2013, China’s Ministry of Commerce (“MOFCOM”) initiated an anti-dumping proceeding involving single-mode optical fiber produced in India and exported to China.  On August 13, 2014, MOFCOM announced its final determination in this investigation assessing a 24.5% dumping margin on Corning’s Indian affiliate, CTIPL’s, exports to China.  The dumping margins will remain in effect until August 13, 2019 unless lowered, eliminated, or increased on interim review or extended by sunset review.

Chinese Anti-Dumping Investigation Involving Optical Fiber Preforms Produced in the United States.  On March 19, 2014, China’s MOFCOM initiated an anti-dumping investigation involving optical fiber preforms originating in the United States and Japan.  The petition was submitted by China’s domestic industry who is seeking to have anti-dumping duties in the range of 15-24% assessed against subject merchandise.  On September 10, 2014, MOFCOM held an injury hearing, in which Corning participated and presented strong evidence of non-injury.  We subsequently submitted a detailed non-injury brief and economic report further supporting the absence of threat of injury to the Chinese industry.  We expect a final determination sometime in the first quarter of 2015.

Index

Trade Secret Misappropriation Suits Concerning LCD Glass Technology.  On July 18, 2011, in China, Corning Incorporated filed suit in the Beijing Second Intermediate People’s Court against Hebei Dongxu Investment Group Co., Ltd., which changed its name to Dongxu Group Co., Ltd. (“Dongxu”) for misappropriation of certain trade secrets related to the fusion draw process for manufacturing glass substrates used in active matrix liquid crystal displays (“LCDs”).  On July 18, 2011, in South Korea, Corning Incorporated and Samsung Corning Precision Materials filed suits in the Daejeon District Court against Dongxu, one of its officers, and two other named individuals, for related trade secret misappropriation.  On November 15, 2013, these cases were settled with Dongxu taking a license to the misappropriated technology for a royalty, broken up into two payments.  Dongxu made the first payment in December 2013, and the second payment in November 2014.

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

Index

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

The following table sets forth the high and low sales price of Corning’s common stock as reported on the Composite Tape.
	First quarter	Second quarter	Third quarter	Fourth quarter
2014
Price range
High	$20.99	$22.20	$22.37	$23.52
Low	$16.55	$20.17	$19.23	$17.03
2013
Price range
High	$13.35	$16.43	$15.51	$18.07
Low	$11.75	$12.64	$13.84	$13.82

As of December 31, 2014, there were approximately 17,819 record holders of common stock and approximately 501,928 beneficial shareholders.

On October 3, 2012, Corning’s Board of Directors declared a 20% increase in the Company’s quarterly common stock dividend, increasing Corning’s quarterly dividend to $0.09 per share of common stock.  On April 24, 2013, Corning’s Board of Directors declared an 11% increase in the Company’s quarterly common stock dividend, increasing Corning’s quarterly dividend to $0.10 per share of common stock.  And on December 3, 2014, Corning’s Board of Directors declared a 20% increase in the Company’s quarterly common stock dividend, increasing Corning’s quarterly dividend to $0.12 per share of common stock.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuances of options under our existing equity compensation plans as of December 31, 2014, including the 2010 Equity Plan for Non-Employee Directors and 2012 Long-Term Incentive Plan:
	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	48,724,000	$18.94	75,235,046
Equity compensation plans not approved by security holders	0	0	0
Total	48,724,000	$18.94	75,235,046

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

Index

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

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2014:

Issuer Purchases of Equity Securities
Period	Number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
October 1-31, 2014	4,374,592	$18.33	4,364,700	$102,845,099
November 1-30, 2014	4,985,050	$20.63	4,984,411	$0
December 1-31, 2014	29,601	$21.21	0	$1,500,000,000
Total at December 31, 2014	9,389,243	$19.56	9,349,111	$1,500,000,000

(1)
This column reflects the following transactions during the fiscal fourth quarter of 2014:  (i) the deemed surrender to us of 878 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 39,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 9,349,111 shares of common stock in conjunction with the repurchase program made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014.

(2)
On October 22, 2013, we announced authorization to repurchase up to $2 billion of our common stock by December 31, 2015, through a repurchase program made effective on January 15, 2014.  This program was finalized in the fourth quarter of 2014.

(3)	On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion of our common stock between the date of announcement and December 31, 2016.

Index

Item 6.  Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)
	Years ended December 31,
	2014	2013	2012	2011	2010

Results of operations

Net sales	$9,715	$7,819	$8,012	$7,890	$6,632
Research, development and engineering expenses	$815	$710	$769	$668	$599
Equity in earnings of affiliated companies	$266	$547	$810	$1,471	$1,958
Net income attributable to Corning Incorporated	$2,472	$1,961	$1,636	$2,817	$3,574

Earnings per common share attributable to Corning Incorporated:
Basic	$1.82	$1.35	$1.10	$1.80	$2.29
Diluted	$1.73	$1.34	$1.09	$1.78	$2.26

Cash dividends declared per common share	$0.52	$0.39	$0.32	$0.23	$0.20
Shares used in computing per share amounts:
Basic earnings per common share	1,305	1,452	1,494	1,562	1,558
Diluted earnings per common share	1,427	1,462	1,506	1,583	1,581

Financial position

Working capital	$7,914	$7,145	$7,739	$6,580	$6,873
Total assets	$30,063	$28,478	$29,375	$27,848	$25,833
Long-term debt	$3,227	$3,272	$3,382	$2,364	$2,262
Total Corning Incorporated shareholders’ equity	$21,579	$21,162	$21,486	$21,078	$19,375

Selected data

Capital expenditures	$1,076	$1,019	$1,801	$2,432	$1,007
Depreciation and amortization	$1,167	$1,002	$997	$957	$854
Number of employees	34,600	30,400	28,700	28,800	26,200

Reference should be made to the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Index

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

OVERVIEW

The impact of the Acquisition of the remaining equity interests in our affiliate Samsung Corning Precision Materials, now known as Corning Precision Materials, combined with strong business performance in the Environmental Technologies and Optical Communications segments, drove an increase in sales of 24% in the year ended December 31, 2014, when compared to the same period last year.  Net income increased significantly in 2014, up 26%, driven by the net gain on our yen-denominated hedging program, the consolidation of Corning Precision Materials, the positive impact of the change in the contingent consideration fair value resulting from the Acquisition, an increase in equity earnings from Dow Corning and higher net income in the Environmental Technologies and Optical Communications segments.  The increase was offset somewhat by price declines outpacing volume increases in the Display Technologies segment, the negative impact of the depreciation of the Japanese yen against the U.S. dollar, several tax-related items and the net loss on several Acquisition-related items.

Net sales in the year ended December 31, 2014 were $9,715 million, compared to $7,819 million in the year ended December 31, 2013.  When compared to 2013, the change in net sales was driven by the following items:

•
An increase of $1.3 billion in the Display Technologies segment, driven by the consolidation of Corning Precision Materials, which increased sales by $1.8 billion, and an increase in volume that was slightly more than 10% in percentage terms, offset somewhat by price declines in the mid-teens in percentage terms and the negative impact of the Japanese yen versus the U.S. dollar exchange rate in the amount of $373 million;

•
An increase in net sales in the Optical Communications segment in the amount of $326 million, driven by an increase in sales of carrier network products in the amount of $254 million, largely due to growth in North America and Europe, the $53 million impact of a small acquisition and the consolidation of an investment due to a change in control which occurred at the end of the second quarter of 2013 and an increase of $72 million in enterprise network products.  These increases were offset slightly by a $52 million decrease in optical fiber sales in China; and

•
An increase of $173 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America.

For the year ended December 31, 2014, we generated net income of $2.5 billion or $1.73 per share compared to net income of $2 billion or $1.34 per share for 2013.  When compared to last year, the increase in net income was due to the following items (amounts presented after tax):

•	The positive net impact of our yen-denominated hedge programs, driven by the weakening of the Japanese yen in 2014, in the amount of $560 million;
•	The impact of the consolidation of Corning Precision Materials, as well as cost reductions and efficiencies gained through synergies;
•	The change in the contingent consideration fair value resulting from the Acquisition in the amount of $194 million;
•
An increase of $56 million in equity earnings from Dow Corning, driven by Corning’s share of a gain in the amount of $393 million from the reduction in the implant liability, favorable tax adjustments of $46 million and an increase in business results in both the silicone and polysilicon segments, offset by Corning’s share of a charge taken related to the abandonment of a polycrystalline silicon facility in the amount of $465 million; and

Index

•	A $50 million increase in net income in the Environmental Technologies segment, driven by an increase in demand for our diesel and automotive products and improved manufacturing efficiency.

The increase in net income for the year ended December 31, 2014 was offset somewhat by the following items (amounts presented after-tax):

•
The impact of several tax-related items in the amount of $231 million, including changes in deferred tax valuation allowances of $150 million, $46 million of tax expense related to out-of-period transfer pricing adjustments and the absence of a tax benefit in the amount of $54 million recorded in the first quarter of 2013 related to the impact of the American Taxpayer Relief Act enacted on January 3, 2013 retroactive to 2012;

•	The net impact of several Acquisition-related items in the amount of $72 million;
•	The negative impact from the Japanese yen versus the U.S. dollar exchange rate in the amount of $210 million; and
•	In the Display Technologies segment, price declines in the mid-teens in percentage terms outpacing an increase in volume slightly higher than 10%.

Corning remains committed to a strategy of growing through global innovation.  This strategy has served us well.  Our key priorities for 2014 were similar to those in prior years:  protect our financial health and invest in the future.  During 2014, we made the following progress on these priorities:

Protecting Financial Health

Our financial position remained sound and we delivered strong cash flows from operating activities.  Significant items in 2014 included the following:

•
We ended the year with $6.1 billion of cash, cash equivalents and short-term investments, an increase from the December 31, 2013 balance of $5.2 billion, well above our debt balance at December 31, 2014 of $3.3 billion.  The increase in cash was driven by the consolidation of Corning Precision Materials, the cash received from Samsung Display for the additional issuance of Preferred Stock in connection with the Acquisition and strong operating cash flow, offset by the cash paid for our share repurchases.

•	Our debt to capital ratio of 13% at December 31, 2014 was consistent with our ratio at December 31, 2013.
•
Operating cash flow for the year was $4.7 billion, an increase of $1.9 billion when compared to December 31, 2013, driven by a dividend in the amount of approximately $1.6 billion from Samsung Corning Precision Materials distributed subsequent to the Acquisition of the remaining equity interests of the affiliate.

Investing in our Future

Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  Although our spending level for research, development and engineering decreased slightly from 9% of sales in 2013 to 8% of sales in 2014, we maintained our innovation strategy focused on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  We continue to work on new products, including glass substrates for high performance displays and LCD applications, precision glass for advanced displays, emissions control products for cars, trucks, and off-road vehicles, products that accelerate drug discovery and manufacturing and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems, fiber-to-the cell site and fiber-to-the antenna.  We have focused our research, development and engineering spending to support the advancement of new product attributes for our Corning® Gorilla® Glass suite of products.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic technologies.

Capital spending totaled $1.1 billion in 2014, slightly above the amount spent in 2013.  Spending in 2014 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2015 capital expenditures to be approximately $1.3 billion to $1.4 billion.  We anticipate approximately $650 million will be allocated to our Display Technologies segment.

Index

Corporate Outlook

We expect 2015 to produce another year of sales increases in our Optical Communications, Life Sciences, Specialty Materials and Environmental Technologies segments, and for the LCD retail glass market and Corning’s glass volume to grow.  We believe the overall LCD glass retail market in 2015 will increase in the high-single digits, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  We anticipate a rise in global demand for Corning’s carrier network products, combined with growth of enterprise network products, will increase sales in our Optical Communications segment.  We believe sales of Corning Gorilla Glass will improve in 2015, as we expect price declines to be moderate and volume to improve in line with the increase in the handheld market.  And we expect another strong year of manufacturing process improvements and cost reductions, which, in combination with sales growth, will deliver overall earnings growth for Corning.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.

RESULTS OF OPERATIONS

Selected highlights from our continuing operations follow (in millions):
	2014	2013	2012	% change
				14 vs. 13	13 vs. 12

Net sales	$9,715	$7,819	$8,012	24	(2)

Gross margin	$4,052	$3,324	$3,319	22	*
(gross margin %)	42%	43%	41%

Selling, general and administrative expense	$1,211	$1,126	$1,205	8	(7)
(as a % of net sales)	12%	14%	15%

Research, development and engineering expenses	$815	$710	$769	15	(8)
(as a % of net sales)	8%	9%	10%

Restructuring, impairment and other charges	$71	$67	$133	6	(50)
(as a % of net sales)	1%	1%	2%

Equity in earnings of affiliated companies	$266	$547	$810	(51)	(32)
(as a % of net sales)	3%	7%	10%

Transaction-related gain, net	$74			*
(as a % of net sales)	1%

Other income, net	$1,394	$667	$83	109	704
(as a % of net sales)	14%	9%	1%

Income before income taxes	$3,568	$2,473	$1,975	44	25
(as a % of net sales)	37%	32%	25%

Provision for income taxes	$(1,096)	$(512)	$(339)	114	51
(as a % of net sales)	(11)%	(7)%	(4)%

Net income attributable to Corning Incorporated	$2,472	$1,961	$1,636	26	20
(as a % of net sales)	25%	25%	20%

*	Percent change not meaningful.

Index

Net Sales

Corning’s net sales in the year ended December 31, 2014 improved in all of our segments, increasing by $1,896 million to $9,715 million, when compared to the same period in 2013, driven by the following events:

•
Display Technologies increased by $1.3 billion, due to the consolidation of Corning Precision Materials, which increased sales by $1.8 billion, and an increase in volume that was slightly more than 10% in percentage terms, offset somewhat by price declines in the mid-teens and the negative impact of the Japanese yen versus the U.S. dollar exchange rate in the amount of $373 million;

•
Optical Communications increased by $326 million, driven by an increase in sales of carrier network products in the amount of $254 million, largely due to growth in North America and Europe, up $113 million and $46 million, respectively, the impact of a full year of sales from a small acquisition and the consolidation of an investment due to a change in control that occurred at the end of the second quarter of 2013, which added $53 million, and an increase of $72 million in enterprise network products.  These increases were offset slightly by a $52 million decrease in optical fiber sales in China;

•
An increase of $173 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China, and increased demand for Class 8 vehicles in North America.  Automotive substrate sales were also strong, increasing 9%, due to increased demand in Europe and China;

•
Specialty Materials improved by $35 million, driven by an increase in sales of advanced optics products.  Corning Gorilla Glass sales remained consistent with the prior year, with volume increases offset by an unfavorable shift in product mix and price declines; and

•	Life Science increased by $11 million, driven by growth in North America and China, up $12 million and $5 million, respectively.

For the year ended December 31, 2013, net sales remained relatively consistent when compared to the year ended December 31, 2012, with higher sales in the Optical Communications and Life Sciences segments offset by declines in the Display Technologies, Environmental Technologies and Specialty Materials segments.  The change in net sales was largely driven by the following:

•
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

•	Net sales increased by $194 million in the Life Sciences segment, driven by the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012;
•
Display Technologies segment sales were lower, driven by price declines in the mid-teens and the impact of the depreciation of the Japanese yen versus the U.S. dollar offsetting volume increases in the mid-twenties in percentage terms;

•	Environmental Technologies segment sales decreased, driven by a decline of 9% for diesel products;
•	Net sales declined by $176 million in the Specialty Materials segment, driven by a 17% decline in sales of Corning Gorilla Glass.

In 2014, 2013 and 2012, sales into international markets accounted for 77%, 74% and 77%, respectively, of total net sales.

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

Index

Gross Margin

For 2014, gross margin dollars increased by $728 million when compared to 2013, driven largely by the consolidation of Corning Precision Materials, combined with an increase of $102 million in the Environmental Technologies segment from higher volume and improved manufacturing efficiencies.  Gross margin as a percentage of net sales decreased when compared to the same period last year, due primarily to the impact of the depreciation of the Japanese yen versus the U.S. dollar in the amount of $333 million, price declines in the mid-teens in percentage terms in our Display Technologies segment, higher pension expense of approximately $50 million and the impact of inventory builds in 2013 in the Optical Communications and Specialty Materials segments that did not repeat in 2014.

For 2013, gross margin dollars and as a percentage of sales increased when compared to 2012, led by a decrease in pension expense in the amount of $150 million driven by a 100 basis point increase in the discount rate used to value our U.S. pension liability and an increase of 6% in the Specialty Materials segment, resulting from improvements in manufacturing efficiency and cost reduction programs.  The depreciation of the Japanese yen versus the U.S. dollar and price declines in the Display Technologies segment partially offset the increase.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended December 31, 2014 increased by $85 million when compared to 2013.  The increase was largely driven by the consolidation of Corning Precision Materials, which added $90 million, an increase in pension expense of approximately $27 million, an increase of $38 million in share-based and performance-based compensation expenses and an increase of approximately $90 million in acquisition-related costs, including $72 million of post-combination compensation expense, offset somewhat by the positive impact of a contingent consideration fair value adjustment of $249 million.  As a percentage of net sales, selling, general and administrative expenses were 12%, considerably lower than the same period in 2013, largely due to the contingent consideration fair value adjustment more than offsetting the increase in Selling, general, and administrative expenses resulting from the Acquisition.

Selling, general, and administrative expenses for 2013 decreased by $79 million when compared to 2012.  This decrease was largely driven by a decrease in pension expense in the amount of $76 million driven by a 100 basis point increase in the discount rate used to value our U.S. pension liability, cost control measures implemented in our segments and a decline in variable compensation in the amount of $27 million, offset somewhat by an increase in costs in the Optical Communications, Specialty Materials and Life Sciences segments.  As a percentage of net sales, these expenses decreased when compared to the same period last year.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

For the year ended December 31, 2014, research, development, and engineering expenses increased by $105 million when compared to the same period last year, driven by the consolidation of Corning Precision Materials, which added $69 million, an increase of approximately $30 million in new business development spending and $20 million of additional pension expense.  We continue to focus on new product development in areas such as glass substrates for high performance displays in our Display Technologies segment, wireless solutions for diverse venue applications in the Optical Communications segment and advancement of new product attributes for our Corning Gorilla Glass suite of products in our Specialty Materials segment.  As a percentage of net sales, research, development and engineering expenses declined slightly, from 9% in 2013 to 8% in 2014, reflecting cost control measures implemented in 2014.

For the year ended December 31, 2013, research, development, and engineering expenses decreased by $59 million when compared to the same period last year, driven by a decrease in pension expense in the amount of $47 million driven by a 100 basis point increase in the discount rate used to value our U.S. pension liability and declines in our Display Technologies and Environmental Technologies segments of $19 million and $11 million, respectively, offset slightly by higher costs in the Optical Communications, Specialty Materials and Life Sciences segments.  As a percentage of net sales, research, development and engineering expenses declined slightly in the year ended December 31, 2013, when compared to the same period in 2012.

Index

Restructuring, Impairment, and Other Charges and Credits

Corning recorded restructuring, impairment, and other charges and credits in 2014, 2013 and 2012, which affect the comparability of our results for the periods presented.  Additional information on restructuring and asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements.  A description of those charges and credits follows:

2014 Activity

For the year ended December 31, 2014, we recorded charges of $71 million for workforce reductions, asset disposals and write-offs, and exit costs for restructuring activities with total cash expenditures estimated to be $51 million.  Annualized savings from these actions are estimated to be approximately $94 million and will be reflected largely in selling, general, and administrative expenses.

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

Asbestos Litigation

In 2014, we recorded a decrease to our asbestos litigation liability of $9 million compared to an increase of $19 million in 2013 and $14 million in 2012.

Our asbestos litigation liability was estimated to be $681 million at December 31, 2014, compared with an estimate of $690 million at December 31, 2013.  The entire obligation is classified as a non-current liability as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the proposed Amended PCC Plan is ultimately effective, and a portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

See Legal Proceedings for additional information about this matter.

Index

Equity in Earnings of Affiliated Companies

The following provides a summary of equity earnings of affiliated companies (in millions):
	Years ended December 31,
	2014	2013	2012

Samsung Corning Precision Materials		$320	$699
Dow Corning	$252	196	90
All other	14	31	21
Total equity earnings	$266	$547	$810

Equity earnings of affiliated companies decreased in the twelve months ended December 31, 2014, when compared to the same period last year, reflecting the Acquisition and consolidation of Samsung Corning Precision Materials, offset somewhat by an increase in equity earnings from Dow Corning.

Dow Corning

The following table provides a summary of equity earnings from Dow Corning, by component (in millions):
	Year ended December 31,
	2014	2013	2012
Silicones	$653	$166	$122
Polysilicon (Hemlock Semiconductor Group)	(401)	30	(32)
Total Dow Corning	$252	$196	$90

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

Due to the conditions and uncertainties during 2012 described above, sales volume declined and production levels of certain operating assets were reduced.  As a result, in the fourth quarter of 2012, Dow Corning determined that a polycrystalline silicon plant expansion previously delayed since the fourth quarter of 2011 would no longer be economically viable and made the decision to abandon this expansion activity.  The abandonment resulted in an impairment charge of $57 million, before tax, for Corning’s share of the write down in the value of these construction-in-progress assets.  Further, the startup of another polycrystalline silicon plant expansion that was expected to begin production in 2013 was delayed and its assets were idled.

In July 2012, the MOFCOM initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and South Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers.  The petition alleged that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government.  On July 18, 2013, MOFCOM announced its preliminary determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the U.S. and Korea.  The Chinese authorities imposed provisional antidumping duties on producers in the U.S. and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon product from the Dow Corning subsidiary into China.  On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5% on solar grade polycrystalline silicon products from the Dow Corning subsidiary.  On January 20, 2014, MOFCOM issued a final determination.  The final determination resulted in no change to the antidumping duties, and the countervailing duties were reduced to 2.1%.  The requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective on July 24, 2013 for the antidumping duties and on September 20, 2013 for the countervailing duties, adjusted for the final determination.  Dow Corning will not be subject to duties for previous sales.

Index

In December 2014, Dow Corning determined its polycrystalline silicon plant expansion which was delayed in the fourth quarter of 2012, would not be economically viable and made the decision to permanently abandon the assets.  This decision was made after review of sustained adverse market conditions and continued oversupply, the cost of operating the facility and the ongoing impact of tariffs on polycrystalline silicon imported into China.  The decision to permanently cease use of these assets resulted in Dow Corning taking a pre-tax charge of approximately $1.5 billion in the fourth quarter of 2014 (Corning’s share after-tax: $465 million).  As a result of the significant change in the use of this asset, Dow Corning assessed whether the carrying value of all polycrystalline silicon assets might be impaired.  Dow Corning’s estimates of future undiscounted cash flows indicated the polycrystalline silicon asset group was recoverable.

In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from breast implant product lawsuits.  On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the “Plan”) which provided for the settlement or other resolution of implant claims.  Under the Plan, Dow Corning established and agreed to fund a products liability settlement program (the “Settlement Facility”).  The Plan contains a cap on the amount of payments required from Dow Corning to fund the Settlement Facility.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Facility, and approximately $1.3 billion has been paid to claimants out of the Settlement Facility.  Dow Corning’s recorded liability related to implant matters (“Implant Liability”) was approximately $1.7 billion at September 30, 2014, representing Dow Corning’s estimated remaining obligation for future funding of the Settlement Facility.

During the fourth quarter of 2014, Dow Corning, with the assistance of a third-party advisor, developed an estimate of the future Implant Liability based on evidence that the actual funding required for the Settlement Facility is expected to be lower than the full funding cap set forth in the Plan.  On December 12, 2014, Dow Corning reduced its Implant Liability by approximately $1.3 billion (Corning’s share after-tax: $393 million).  Previously, the Implant Liability was based on the full funding cap set forth in the Plan.  The revised Implant Liability reflects Dow Corning’s best estimate of its remaining obligations under the Plan.  Should events or circumstances occur in the future which change Dow Corning’s estimate of the remaining funding obligations, the Implant Liability will be revised.  This adjustment does not affect Dow Corning’s commitment or ability to fulfill its obligations under the settlement, and all claims that qualify under the settlement will be paid according to the terms of the Plan.

2014 vs. 2013
Equity earnings from Dow Corning increased by $56 million in the twelve months ended December 31, 2014, when compared to the same period in 2013, driven by the following items:

•
An increase in equity earnings of $487 million in the silicones segment, driven by the gain resulting from the reduction of the Implant Liability in the amount of $393 million, favorable tax adjustments in the amount of $46 million and a decrease in tax expense, offset somewhat by a $5 million decrease in the amount of gains recorded on the mark-to-market of a derivative instrument; and

•
An decrease in equity earnings of $431 million in the polysilicon segment, driven by Corning’s share of Dow Corning’s charge for the abandonment of a polycrystalline silicon plant expansion in the amount of $465, offset slightly by higher volume, the absence of $11 million in restructuring charges incurred in the first half of 2013, a gain in the amount of $6 million related to energy tax credits and the settlement of a long-term sales agreement in the first quarter of 2014 in the amount of $9 million.

2013 vs. 2012
Equity earnings from Dow Corning increased by 118% in the twelve months ended December 31, 2013 when compared to the same period in 2012, due to the following items:

•
In the silicones segment, a gain of $20 million associated with the termination of a long-term sales agreement, the positive impact of the recognition of a derivative instrument in the amount of $16 million, the absence of the 2012 restructuring charge of $30 million, coupled with cost reduction resulting from these actions, and lower variable compensation costs.  The increase in earnings was partially offset by the negative impact of price declines and weaker demand in Asia and the Americas; and

•
In the polysilicon segment, the absence of the impairment charge of $57 million recorded in 2012 related to the abandonment of a polycrystalline silicon plant expansion, offset by Corning’s share of restructuring charges at Hemlock in the amount of $11 million and the absence of the gain of $10 million associated with the resolution of a contract dispute.

Index

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Years ended December 31,
	2014	2013	2012

Royalty income from Samsung Corning Precision Materials		$56	$83
Foreign currency transaction and hedge gains, net	$1,352	500	8
Loss on retirement of debt			(26)
Foreign government subsidy	3	55
Other, net	39	56	18
Total	$1,394	$667	$83

Beginning in the first quarter of 2014, due to the Acquisition and consolidation of Samsung Corning Precision Materials (now Corning Precision Materials), royalty income from Corning Precision Materials is no longer recognized in Corning’s consolidated statement of income.

Included in the line item Foreign currency transaction and hedge gains, net, for the years ended December 31, 2014 and 2013 is the impact of purchased collars and average forward contracts which hedge our translation exposure resulting from movements in the Japanese yen against the U.S. dollar and its impact on our net earnings.  In the years ended December 31, 2014 and 2013, we recorded net pre-tax gains on our yen-denominated hedging programs in the amount of $1,406 million and $435 million, respectively, which included $344 million and $110 million of realized gains, respectively.  These gains were driven by the mark-to-market valuation of the purchased collars and average forward contracts, and occurred due to the depreciation in the 2014 and 2013 exchange rates for the Japanese yen versus the U.S. dollar of 14% and 22%, respectively.  The gross notional value outstanding for purchased collars and average rate forward contracts was $9.8 billion at December 31, 2014 and $6.8 billion at December 31, 2013.  Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risks for additional details.

In the second quarter of 2014, following the Acquisition, we entered into a portfolio of zero cost collars to hedge our exposure to movements in the Korean won and its impact on our net earnings.  These zero cost collars have a gross notional value outstanding at December 31, 2014 of $2.3 billion, and began settling quarterly in the third quarter of 2014 and will conclude at the end of 2015.  The net pre-tax loss on these zero cost collars, which is also included in the line item Foreign currency transaction and hedge gains, net, was $37 million for the twelve months ended December 31, 2014, and included $6 million of realized losses.

Income Before Income Taxes

Income before income taxes for the year ended December 31, 2014, was negatively impacted by the depreciation of the Japanese yen versus the U.S. dollar in the amount of $297 million.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (dollars in millions):
	Years ended December 31,
	2014	2013	2012
Provision for income taxes	$1,096	$512	$339
Effective tax rate	30.7%	20.7%	17.2%

The effective income tax rate for 2014 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a taxable intercompany loan made to the U.S., and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax.

Partially offsetting the benefits above is a $177 million charge attributable to a change in judgment on the realizability of certain foreign deferred taxes assets in Germany and Japan.

Index

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

Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss and state tax net operating loss carry forwards, as well as other foreign net operating loss carryforwards, because we cannot conclude that it is more likely than not that we will earn income of the character or amount required to utilize these assets before they expire.  The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2014 and 2013 was $298 million and $286 million, respectively.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of approximately $10 million of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws, derivative contract settlements or the development of tax planning ideas that allow us to repatriate earnings at minimal or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  As of December 31, 2014, taxes have not been provided on approximately $10.3 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

Our foreign subsidiary in Taiwan operates under various tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2018.  The impact of the tax holidays on our effective rate is a reduction in the rate of 0.4, 1.2 and 1.7 percentage points for 2014, 2013 and 2012, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements for further details regarding income tax matters.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):
	Years ended December 31,
	2014	2013	2012

Net income attributable to Corning Incorporated	$2,472	$1,961	$1,636
Basic earnings per common share	$1.82	$1.35	$1.10
Diluted earnings per common share	$1.73	$1.34	$1.09
Shares used in computing per share amounts
Basic earnings per common share	1,305	1,452	1,494
Diluted earnings per common share	1,427	1,462	1,506

Index

Comprehensive Income

	Years ended December 31,
(In millions)	2014	2013	2012

Net income attributable to Corning Incorporated	$2,472	$1,961	$1,636

Foreign currency translation adjustments and other	(1,073)	(682)	(179)
Net unrealized (losses) gains on investments	(1)	2	13
Unamortized (losses) gains and prior service costs for postretirement benefit plans	(281)	392	(1)
Net unrealized gains (losses) on designated hedges	4	(24)	47
Other comprehensive loss, net of tax (Note 17)	(1,351)	(312)	(120)

Comprehensive income attributable to Corning Incorporated	$1,121	$1,649	$1,516

2014 vs. 2013
For the year ended December 31, 2014, comprehensive income decreased by $528 million when compared to the same period in 2013, driven by an increase in unamortized losses for postretirement benefit plans and the negative impact of the change in foreign currency translation adjustments, offset by an increase of $511 million in net income attributable to Corning Incorporated.

The increase in unamortized losses for postretirement benefit plans in the amount of $673 million is driven mainly by changes to the discount rate and mortality assumptions used to value Corning’s U.S. pension and postretirement medical and life benefit plan (“OPEB”) obligations and the benefit plan obligations of our equity affiliate Dow Corning at December 31, 2014.  Corning and Dow Corning adopted the Society of Actuaries mortality table RP-2014 published in October, 2014, along with an updated improvement scale, and the discount rate for our U.S. benefit plans decreased between 75 and 100 basis points.  At December 31, 2014, the decrease in discount rates and the change in the mortality assumption for our U.S. plans led to an actuarial after-tax loss of approximately $281 million versus a gain in 2013 of $392 million.  The loss of $281 million occurring in 2014 included the impact to our U.S. pension and OPEB plans from the mortality table change in the amount of $88 million, the impact of $89 million from changes in other actuarial assumptions and $124 million from our equity affiliate Dow Corning, offset by reclassifications to the income statement of $20 million after-tax related to U.S. non-qualified and international pension plans.  Because the actuarial loss for our U.S qualified pension plan did not fall outside of the corridor, which is defined as equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, it was recorded in accumulated other comprehensive income (“AOCI”) and did not impact net income for the year ended December 31, 2014.

The increase in the loss on foreign currency translation adjustments for the year ended December 31, 2014 in the amount of $391 million was driven by the following items:  1) the increase in the loss in the translation of Corning’s consolidated subsidiaries in the amount of $65 million, which resulted primarily from the depreciation of the Japanese yen to U.S. dollar translation rate during 2014; 2) the increase in the loss in the translation of Corning’s equity method investments in the amount of $190 million; and 3) the reclassification of a gain to net income in the amount of $136 million related to the Acquisition of Samsung Corning Precision Materials.

2013 vs. 2012
For the year ended December 31, 2013, comprehensive income increased by $133 million, when compared to the same period in 2012, driven by an increase in net income attributable to Corning Incorporated and an increase in unamortized gains for postretirement benefit plans, offset partially by the increase in the loss on foreign currency translation adjustments.

The increase in the amount of unamortized gains for postretirement benefit plans is due to an increase of between 75 and 100 basis points in the discount rates used to value Corning’s U.S. pension and postretirement medical and life benefit plan (“OPEB”) obligations and the benefit plan obligations of our equity affiliate Dow Corning.  At December 31, 2013, the increase in discount rates led to an actuarial after-tax gain of $392 million.  Because this gain did not fall outside of the corridor, which is defined as equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, the gain was recorded in AOCI and did not impact net income for the year ended December 31, 2013.

Index

The increase in the loss on foreign currency translation adjustments for the year ended December 31, 2013 in the amount of $503 million was driven by the following items:  1) the increase in the loss in the translation of Corning’s consolidated subsidiaries in the amount of $317 million, which resulted primarily from the depreciation of the Japanese yen to U.S. dollar translation rate during 2013; 2) the increase in the loss in the translation of Corning’s equity method investments in the amount of $238 million, which is attributed to the change in the Korean won to U.S. dollar translation rate during 2013, which impacted our equity affiliate Samsung Corning Precision Materials; and 3) the absence of the 2012 reclassification of a gain to net income in the amount of $52 million related to the gain on the liquidation of a foreign subsidiary.

See Note 13 (Employee Retirement Plans) and Note 17 (Shareholders’ Equity) for additional details.

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at Core Performance measures.  We believe reporting Core Performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Net sales, equity in earnings of affiliated companies, and net income are adjusted to exclude the impacts of changes in the Japanese yen and Korean won, the impact of the purchased and zero cost collars, average forward contracts and other yen-related transactions, acquisition-related costs, the 2013 results of the polysilicon business of our equity affiliate Dow Corning Corporation, discrete tax items, restructuring and restructuring-related charges, certain litigation and regulatory expenses, pension mark-to-market adjustments, and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management discussion and analysis on our reportable segments has also been adjusted for these items.  These measures are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for U.S. GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations follow (in millions):
	2014	2013	2012	% change
				14 vs. 13	13 vs. 12

Core net sales	$10,217	$7,948	$7,605	29	5
Core equity in earnings of affiliated companies	$311	$595	$713	48	(17)
Core earnings attributable to Corning Incorporated	$2,185	$1,797	$1,595	22	13

Core Net Sales

Corning’s core net sales in the year ended December 31, 2014 improved in all of our segments, increasing by $2,269 million to $10,217 million, when compared to the same period in 2013.  Driving the growth in core net sales are the following items:

•
Display Technologies increased by $1.7 billion, due to the consolidation of Corning Precision Materials, which increased sales by $1.9 billion, and an increase in volume that was slightly more than 10% in percentage terms, offset somewhat by price declines in the mid-teens;

•
Optical Communications increased by $326 million, driven by an increase in sales of carrier network products in the amount of $254 million, largely due to growth in North America and Europe, up $113 million and $46 million, respectively, the impact of a full year of sales from a small acquisition and the consolidation of an investment due to a change in control that occurred at the end of the second quarter of 2013, which added $53 million, and an increase of $72 million in enterprise network products.  These increases were offset slightly by a $52 million decrease in optical fiber sales in China;

•
An increase of $173 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China, and increased demand for Class 8 vehicles in North America.  Automotive substrate sales were also strong, increasing 9%, on increased demand in Europe and China;

•
Specialty Materials improved by $35 million, driven by an increase in sales of advanced optics products.  Corning Gorilla Glass sales remained consistent with the prior year, with volume increases offset by an unfavorable shift in product mix and price declines; and

•	Life Sciences increased by $11 million, driven by growth in North America and China, up $12 million and $5 million, respectively.

Index

For the year ended December 31, 2013, core net sales increased by 5% when compared to the same period in 2012.  Higher net core sales in the Display Technologies, Optical Communications and Life Sciences segments were offset slightly by declines in the Environmental Technologies and Specialty Materials segments.  The change in core net sales was driven by the following events:

•
In the Display Technologies segment, volume increases in the mid-twenties in percentage terms more than offset price declines in the mid-teens, which drove an increase in core sales of $173 million, or 7%;

•
Optical Communications increased by $196 million, driven by an increase in sales of our carrier products in the amount of $163 million, largely due to the ramp-up of the fiber-to-the-premises initiative in Australia, which increased by $28 million, an increase of $23 million in sales of wireless products and higher sales of cable products in North America, China and Europe, up $52 million, $33 million and $26 million, respectively;

•	An increase in the Life Sciences segment of $194 million, driven by the impact of the acquisition of the Discovery Labware business in the fourth quarter of 2012;
•	In the Environmental Technologies segment, while automotive product sales remained relatively consistent with the prior year, core sales of our diesel products declined by 9%; and
•	A decline of $176 million in the Specialty Materials segment, due to a 17% decline in Corning Gorilla Glass sales.

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):
	2014	2013	2012	% change
				14 vs. 13	13 vs. 12

Samsung Corning Precision Materials		$419	$549		(24)
Dow Corning *	$287	$145	$143	98	1
All other	$24	$31	$21	(23)	48
Total core equity earnings	$311	$595	$713	(48)	(17)

*
In 2013 and 2012, we excluded the operating results of Dow Corning’s consolidated subsidiary Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the impact of the severe unpredictability and instability in the polysilicon market.

Core equity earnings of affiliated companies decreased in the twelve months ended December 31, 2014, when compared to the same period last year, reflecting the Acquisition and consolidation of Samsung Corning Precision Materials, offset somewhat by an increase in equity earnings from Dow Corning.

Dow Corning

The following table provides a summary of core equity earnings from Dow Corning, by component (in millions):
	Year ended December 31,
	2014	2013	2012
Silicones	$197	$145	$143
Polysilicon (Hemlock Semiconductor Group)	90	31	25
Total Dow Corning	$287	$176	$168

The following table reconciles the non-GAAP financial measure of equity earnings from Dow Corning to its most directly comparable GAAP financial measure:
	2014	2013	2012
As reported	$252	$196	$90
Hemlock Semiconductor operating results (3)		(31)	(25)
Hemlock Semiconductor non-operating results (3)		(1)	77
Equity in earnings of affiliated companies (9)	35	(19)	1
Core Performance measures	$287	$145	$143
See Part 1, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for the descriptions of the footnoted reconciling items.

Index

2014 vs. 2013
Core equity earnings from Dow Corning increased in the twelve months ended December 31, 2014, when compared to the same period in 2013, driven by higher earnings in both the silicones and polysilicon segments.  Driving the increase was a decrease in tax expense in the silicones segment and higher volume and improved manufacturing performance in the polysilicon segment.

2013 vs. 2012
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

Core Earnings
When compared to the same period last year, core earnings increased in the twelve months ended December 31, 2014 by $388 million, or 22%, driven by the following items (amounts presented after-tax):

•	The impact of the consolidation of Corning Precision Materials and the resulting cost reductions and efficiencies gained through synergies;
•	An increase in core equity earnings from Dow Corning, driven by a decrease in tax expense, improved manufacturing efficiency and an increase in volume;
•	An increase of $57 million in the Environmental Technologies segment, driven by an increase in demand for our diesel products and improved manufacturing efficiency; and
•	An increase of $35 million in the Optical Communications segment, driven by higher sales of carrier network and enterprise network products.

The increase in core earnings for the year ended December 31, 2014 was offset somewhat by price declines in the mid-teens in percentage terms outpacing an increase in volume slightly higher than 10% in our Display Technologies segment.

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

Included in core earnings for the years ended December 31, 2014, 2013 and 2012 is net periodic pension expense in the amount of $74 million, $37 million and $63 million, respectively, which excludes the annual pension mark-to-market adjustments.  In 2014, 2013 and 2012, the mark-to-market adjustments were a pre-tax loss in the amount of $29 million, a gain in the amount of $30 million and a loss in the amount of $217 million, respectively.  Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Index

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	2014	2013	2012
Core earnings attributable to Corning Incorporated	$2,185	$1,797	$1,595
Less: Series A convertible preferred stock dividend	94
Core earnings available to common stockholders - basic	2,091	1,797	1,595
Add: Series A convertible preferred stock dividend	94
Core earnings available to common stockholders - diluted	$2,185	$1,797	$1,595

Weighted-average common shares outstanding - basic	1,305	1,452	1,494
Effect of dilutive securities:
Stock options and other dilutive securities	12	10	12
Series A convertible preferred stock	110
Weighted-average common shares outstanding - diluted	1,427	1,462	1,506
Core basic earnings per common share	$1.60	$1.24	$1.07
Core diluted earnings per common share	$1.53	$1.23	$1.06

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

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.
	Year ended December 31, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$9,715	$266	$3,568	$2,472	30.7%	$1.73
Constant-yen (1)	502	2	419	306		0.22
Constant-won (1)			37	26		0.02
Purchased collars and average forward contracts (2)			(1,369)	(916)		(0.64)
Acquisition-related costs (4)			74	57		0.04
Discrete tax items and other tax-related adjustments (5)				240		0.17
Litigation, regulatory and other legal matters (6)			(1)	(2)
Restructuring, impairment and other charges (7)			86	66		0.05
Liquidation of subsidiary (8)				(3)
Equity in earnings of affiliated companies (9)		43	43	38		0.03
Gain on previously held equity investment (10)			(394)	(292)		(0.20)
Settlement of pre-existing contract (10)			320	320		0.22
Contingent consideration fair value adjustment (10)			(249)	(194)		(0.14)
Post-combination expenses (10)			72	55		0.04
Other items related to the Acquisition of Samsung Corning Precision Materials (10)			(10)	(12)		(0.01)
Pension mark-to-market adjustment (11)			29	24		0.02

Core performance measures	$10,217	$311	$2,625	$2,185	16.8%	$1.53

Index

	Year ended December 31, 2013
(in millions)	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share

As reported	$7,819	$547	$2,473	$1,961	20.7%	$1.34
Constant-yen (1)	129	36	122	96		0.07
Purchased collars and average rate forwards (2)			(435)	(287)		(0.20)
Other yen-related transactions (2)			(99)	(69)		(0.05)
Hemlock Semiconductor operating results (3)		(31)	(31)	(30)		(0.02)
Hemlock Semiconductor non-operating results (3)		1	1	1
Acquisition-related costs (4)			54	40		0.03
Discrete tax items and other tax-related adjustments (5)				9		0.01
Certain litigation-related charges and credits (6)			19	13		0.01
Restructuring, impairment and other charges (7)			67	46		0.03
Equity in earnings of affiliated companies (9)		42	42	44		0.02
Pension mark-to-market adjustment (11)			(30)	(17)		(0.01)
Gain on change in control of equity investment (12)			(17)	(12)		(0.01)
Other			4	2

Core performance measures	$7,948	$595	$2,170	$1,797	17.2%	$1.23

	Year ended December 31, 2012
(in millions)	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share

As reported	$8,012	$810	$1,975	$1,636	17.2%	$1.09
Constant-yen (1)	(407)	(167)	(434)	(353)		(0.23)
Other yen-related transactions (2)			(22)	(16)		(0.01)
Hemlock Semiconductor operating results (3)		(25)	(25)	(23)		(0.02)
Hemlock Semiconductor non-operating results (3)		77	77	72		0.05
Acquisition-related costs (4)			24	16		0.01
Discrete tax items and other tax-related adjustments (5)				41		0.03
Certain litigation-related charges and credits (6)			14	9		0.01
Restructuring, impairment and other charges (7)			133	91		0.06
Pension mark-to-market adjustment (11)			217	140		0.09
Equity in earnings of affiliated companies (9)		18	18	17		0.01
Loss on repurchase of debt (13)			26	17		0.01
Accumulated other comprehensive income (14)			(52)	(52)		(0.03)

Core performance measures	$7,605	$713	$1,951	$1,595	18.2%	$1.06

Index

Items which we exclude from GAAP measures to arrive at Core performance measures are as follows:

(1)	Constant-currency adjustments:

Constant-yen:  Because a significant portion of Corning’s LCD glass business revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings of translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  As of December 31, 2014, we used an internally derived management rate of ¥93, which is aligned to our yen portfolio of purchased collars and average rate forwards, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

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

(2)
Purchased and zero cost collars, average forward contracts and other yen-related transactions:  We have excluded the impact of our yen-denominated purchased collars, average forward contracts, and other yen-related transactions for each period presented.  Additionally, we are also excluding the impact of our portfolio of Korean won-denominated zero cost collars which we entered into in the second quarter of 2014.  By aligning an internally derived rate with our portfolio of purchased collars and average forward contracts, and excluding other yen-related transactions and the constant-currency adjustments, we have materially mitigated the impact of changes in the Japanese yen and Korean won.

(3)
Results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor: In 2013, we excluded the results of Dow Corning’s consolidated subsidiary, Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the operating and non-operating items and events which have caused severe unpredictability and instability in earnings beginning in 2012.  These events were primarily driven by the macro-economic environment.  Specifically, the negative impact of the determination by the Chinese Ministry of Commerce (“MOFCOM”), which imposed provisional anti-dumping duties on solar-grade polysilicon imports from the United States, and the impact of asset write-offs, offset by the benefit of large payments required under Hemlock Semiconductor customers’ “take-or-pay” contracts, are events that are unrelated to Dow Corning’s core operations, and that have, or could have, significant impacts to this business.  Beginning in 2014, due to the stabilization of the polycrystalline silicon industry, we will no longer exclude the operating results of Hemlock Semiconductor from core performance measures.

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(5)
Discrete tax items and other tax-related adjustments:  This represents the removal of discrete adjustments attributable to changes in tax law and changes in judgment about the realizability of certain deferred tax assets, as well as other non-operational tax-related adjustments, including the tax effect of a transfer pricing out of period adjustment in 2014.  This item also includes the income tax effects of adjusting from GAAP earnings to core earnings.

(6)
Litigation, regulatory and other legal matters:  Includes amounts related to the Pittsburgh Corning Corporation (PCC) asbestos litigation, adjustments to our estimated liability for environmental-related items and the settlement of litigation related to a small acquisition.

(7)	Restructuring, impairment and other charges. This amount includes restructuring, impairment and other charges, as well as other expenses and disposal costs not classified as restructuring expense.
(8)	Liquidation of subsidiary: The partial impact of non-restructuring related items due to the decision to liquidate a consolidated subsidiary that is not significant.
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

(13)
Loss on repurchase of debt:  In 2012, Corning recorded a loss on the repurchase of $13 million of our 8.875% senior unsecured notes due 2021, $11 million of our 8.875% senior unsecured notes due 2016, and $51 million of our 6.75% senior unsecured notes due 2013.

(14)	Accumulated other comprehensive income: In 2012, Corning recorded a translation capital gain on the liquidation of a foreign subsidiary.

Index

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays.
•	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to provide workflow solutions for scientific applications.

All other reportable segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other”.  This group is primarily comprised of development projects and results for new product lines.

We prepared the financial results for our segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among our reportable segments differently than we would for stand-alone financial information prepared in accordance with U.S. GAAP.  The Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and with how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to the most directly comparable GAAP financial measure, please see “Reconciliation of non-GAAP Measures” below.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies

(in millions)
				% change
As Reported	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales	$3,851	$2,545	$2,909	51	(13)
Equity earnings of affiliated companies	$(20)	$357	$692	(106)	(48)
Net income	$1,369	$1,267	$1,589	8	(20)

(in millions)
				% change
Core Performance	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales	$4,354	$2,674	$2,501	63	7
Equity earnings of affiliated companies	$(10)	$420	$544	(102)	(23)
Net income	$1,390	$1,253	$1,246	11	1

Index

The following table reconciles the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions).
	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
(in millions)	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$3,851	$(20)	$1,369	$2,545	$357	$1,267	$2,909	$692	$1,589
Constant-yen (1)	502	3	316	129	35	99	(408)	(166)	(380)
Constant-won (1)			27
Purchased collars and average forward contracts (2)			(290)			(90)
Other yen-related transactions (2)						(67)			(15)
Acquisition-related costs (4)			37			8
Discrete tax items (5)			4			10
Restructuring, impairment, and other charges (7)			40			6			17
Equity in earnings of affiliated companies (9)		7	6		28	28		18	18
Contingent consideration fair value adjustment (10)			(194)
Other items related to the Acquisition of Samsung Corning Precision Materials (10)	1		73
Pension mark-to-market (11)			2			(8)			17
Core performance	$4,354	$(10)	$1,390	$2,674	$420	$1,253	$2,501	$544	$1,246

See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

As Reported

2014 vs. 2013
When compared to the same period last year, the increase of $1,306 million in net sales in the year ended December 31, 2014, was due to the Acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the consolidation of this entity, which added $1.8 billion in net sales.  This impact was somewhat offset by price declines in the mid-teens in percentage terms, which more than offset an increase in volume that was slightly more than 10% in percentage terms, and the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales by $373 million.

Net income in the Display Technologies segment increased by $102 million, or 8%, in the year ended December 31, 2014, when compared to the same period last year.  This increase was driven by the following items:

•	The impact of the Acquisition of Corning Precision Materials and the resulting cost reductions gained through synergies;
•	The fair value adjustment of the contingent consideration resulting from the Acquisition of Corning Precision Materials in the amount of $194 million; and
•	Improvements in manufacturing efficiency of $46 million.

The increase in net income was partially offset by the following items:

•	The impact of price declines in the mid-teens in percentage terms that more than offset the increase in volume;
•	The absence of the $67 million gain from our yen-denominated cash flow hedging program;
•	The increase in transaction and acquisition-related costs related to the Acquisition of Corning Precision Materials in the amounts of $73 million and $29 million, respectively; and
•	An increase of $34 million in restructuring, impairment and other charges.

Index

2013 vs. 2012
In 2013, net sales in the Display Technologies segment declined in the amount of $364 million when compared to 2012, primarily due to the impact of the depreciation of the Japanese yen versus the U.S. dollar in the amount of $537 million and price declines in the mid-teens in percentage terms, offset somewhat by an increase in volume in the mid-twenties.  The increase in volume was driven by higher sales of larger-sized LCD televisions, defined as greater than 40 inches, which increased by nearly 100% in 2013, and higher sales in mobile computing products, including tablets and smart phones.  Additionally, during the fourth quarter of 2013, we renewed the agreements with key customers that we had announced in the fourth quarter of 2012, which stabilize Corning’s share at each of the customers and maintain a fixed relationship between Corning’s pricing and competitive pricing at that customer.

When compared to 2012, the $335 million decrease in equity earnings from Samsung Corning Precision Materials in 2013 reflected the impact of the depreciation of the Japanese yen versus the U.S. dollar in the amount of $201 million and price declines in the mid-teens in percentage terms.  Volume remained relatively consistent in 2013 when compared to the levels in 2012.  Manufacturing improvements in the amount of $28 million were more than offset by higher taxes in the amount of $54 million, driven by the partial expiration of a Korean tax holiday and $28 million of asset write-offs and disposals.

When compared to 2012, the decrease in net income of $322 million in the Display Technologies segment in 2013 reflects the impact of the depreciation of the Japanese yen versus the U.S. dollar in the amount of $479 million and the impact of price declines in the mid-teens in percentage terms.  These declines were partially offset by an increase in volume in the mid-twenties in percentage terms, the impact of gains realized on our purchased collars and average rate forwards in the amount of $90 million and cost reduction programs.

Core Performance

2014 vs. 2013
When compared to the same period last year, the increase in core net sales of $1,680 million, or 63%, in the year ended December 31, 2014, was due to the Acquisition of the remaining equity interests of our affiliate Corning Precision Materials, and the consolidation of this entity, which added $1.9 billion in net sales.  This impact was somewhat offset by price declines in the mid-teens in percentage terms, which more than offset an increase in volume that was slightly more than 10% in percentage terms.

Core earnings in the Display Technologies segment increased by $137 million, or 11%, in the year ended December 31, 2014, when compared to the same period last year.  The increase was driven by the positive impact of the Acquisition of Corning Precision Materials and the resulting cost reductions gained through synergies, coupled with improvements in manufacturing efficiency of $46 million, partially offset by the impact of price declines in the mid-teens in percentage terms that more than offset the increase in volume.

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

When compared to 2012, the increase in core earnings in the Display Technologies segment in 2013 reflects an increase in volume in the mid-twenties in percentage terms and the impact of cost reduction programs, partially offset by price declines in the mid-teens in percentage terms and the impact of lower equity earnings.

Index

Other Information

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan, South Korea, China and Taiwan.  In 2014, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 61% of total segment sales.  In 2013, four customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 94% of total segment sales.  In 2012, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 63% of total segment sales.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any of these significant customers were unable to continue to purchase our products.

In addition, prior to consolidation, Samsung Corning Precision Materials’ sales were concentrated across a small number of its customers.  In 2013 and 2012, sales to two LCD panel makers located in South Korea accounted for approximately 93% of Samsung Corning Precision Materials sales in each of those two years.

Corning has invested to expand capacity to meet the projected demand for LCD glass substrates.  In 2014, 2013 and 2012, capital spending in this segment was approximately $400 million, $350 million and $850 million, respectively.  We expect capital spending for 2015 to be approximately $650 million.

Outlook:
Corning anticipates another year of growth in the LCD glass market in 2015, with retail demand up high-single digits in percentage terms, as measured in square feet.  We believe that supply chain inventory levels remain healthy and industry glass supply appears aligned with overall demand.

In the first quarter of 2015, Corning anticipates LCD glass volume in its Display Technologies segment will be consistent to down slightly on a sequential basis, following a very strong fourth quarter performance.  This is in line with normal seasonality in the business.  Quarterly glass price declines are expected to be moderate again.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other factors.  We are cautious about the potential negative impact that economic conditions, particularly a global economic recession, excess market capacity and world political tensions could have on consumer demand.  While the LCD industry has grown, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time but we believe that we have sufficient manufacturing flexibility to adjust to fluctuations in demand.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.  In order to mitigate this risk, Corning entered into a series of foreign exchange contracts to hedge our exposure to movements in the Japanese yen and its impact on our earnings.

Optical Communications

(in millions)
				% change
As Reported	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales:
Carrier network	$2,036	$1,782	$1,619	14	10
Enterprise network	616	544	511	13	6
Total net sales	$2,652	$2,326	$2,130	14	9

Net income	$205	$199	$146	3	36

Index

(in millions)
				% change
Core Performance	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales:
Carrier network	$2,036	$1,782	$1,619	14	10
Enterprise network	616	544	511	13	6
Total net sales	$2,652	$2,326	$2,130	14	9

Net income	$231	$196	$137	18	43

The following table reconciles the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions).
	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$2,652	$205	$2,326	$199	$2,130	$146
Acquisition-related costs (4)		(2)		9		1
Restructuring, impairment, and other charges (7)		17		8		31
Pension mark-to-market (11)		13		(9)		11
Gain on change in control (12)				(11)
Accumulated other comprehensive income (14)						(52)
Liquidation of subsidiary (8)		(2)
Core performance	$2,652	$231	$2,326	$196	$2,130	$137
See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

As Reported

2014 vs. 2013
In the twelve months ended December 31, 2014, net sales of the Optical Communications segment increased by $326 million, or 14%, when compared to the same period in 2013, driven by a $254 million increase in sales of our carrier network products.  Specifically, the following items impacted sales within the carrier network products group in the year ended December 31, 2014:

•	Higher sales of cable and hardware and equipment products primarily used in fiber-to-the-home solutions in North America and Europe, up $113 million and $46 million, respectively;
•
The impact of a full year of sales from a small acquisition and the consolidation of an investment due to a change in control which occurred at the end of the second quarter of 2013, which added approximately $53 million; and

•	An increase of $11 million in sales of optical fiber, driven by higher sales in North America and Europe, partially offset by a decrease in China.

Sales of enterprise network products also increased in the twelve months ended December 31, 2014, up $72 million, when compared to the same period in 2013, due to strong sales in all regions of the world, led by an increase in sales of data center and LAN products in Europe and North America, up $21 million and $20 million, respectively, and an increase of $16 million in wireless products sales.

Index

Net income increased by $6 million, or 3%, in 2014, when compared to 2013.  The significant increase in volume for carrier network products in North America and Europe and an increase in worldwide enterprise network product volume were somewhat offset by price declines in fiber and cable products, $17 million of additional operating expenses driven by two small acquisitions and the absence of the inventory build we experienced in the first half of 2013.  An increase in restructuring charges of $9 million, an increase of $22 million in the amount of the pension mark-to-market adjustment and the absence of the $11 million gain on change in control of an equity company that occurred in the second quarter of 2013 also negatively impacted the results of this segment.

2013 vs. 2012
In 2013, net sales of the Optical Communications segment increased when compared to 2012, driven by an increase of $163 million in the carrier network market.  Driving the growth in carrier network products are the following items:

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

The increase in net income in 2013 when compared to 2012 reflects an increase in volume in carrier and enterprise network products, improved manufacturing performance and the implementation of strong spending controls and cost reduction initiatives, combined with an increase of $20 million on the gain in 2013 versus a loss in 2012 on the mark-to-market of our defined benefit pension plans, a reduction of $23 million in restructuring charges and a gain of $11 million on the change in control of an equity company.  This increase was somewhat offset by an increase in acquisition-related costs of $8 million and lower volume in optical fiber, lower price and a less favorable mix of products sales in 2013.

Movements in foreign exchange rates did not significantly impact the results of this segment in the years ended December 31, 2014 and 2013.

Core Performance

2014 vs. 2013
When compared to the same period last year, core earnings in the twelve months ended December 31, 2014 increased by $35 million, or 18%, when compared to 2013.  The significant increase in volume for carrier network products in North America and Europe and an increase in worldwide enterprise network product volume were somewhat offset by price declines in fiber and cable products, $17 million of additional operating expenses driven by two small acquisitions and the absence of the inventory build we experienced in the first half of 2013.

2013 vs. 2012
The increase in core earnings in 2013 when compared to 2012 reflects an increase in volume in carrier and enterprise network products, improved manufacturing performance and the implementation of strong spending controls and cost reduction initiatives, offset by lower volume in optical fiber, lower price and a less favorable mix of products sales in 2013.  Movements in foreign exchange rates did not significantly impact the results of this segment.

The Optical Communications segment has a concentrated customer base.  In the years ended December 31, 2014, 2013 and 2012, one customer, which individually accounted for more than 10% of segment net sales, accounted for 11%, 10% and 12%, respectively, of total segment net sales.

Outlook:
Optical Communications segment sales in the first quarter of 2015 are expected to increase by more than 10 percent when compared to the first quarter of 2014, as the segment continues its strong overall performance.

Index

Environmental Technologies

(in millions)
				% change
As Reported	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales:
Automotive	$528	$485	$486	9
Diesel	564	434	478	30	(9)
Total net sales	$1,092	$919	$964	19	(5)

Net income	$182	$132	$112	38	18

(in millions)
				% change
Core Performance	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales:
Automotive	$528	$485	$486	9
Diesel	564	434	478	30	(9)
Total net sales	$1,092	$919	$964	19	(5)

Net income	$187	$130	$119	44	9

The following table reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions).
	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,092	$182	$919	$132	$964	$112
Restructuring, impairment, and other charges (7)				1		2
Pension mark-to-market (11)		5		(3)		5
Core performance	$1,092	$187	$919	$130	$964	$119

See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

As Reported

2014 vs. 2013
In the twelve months ended December 31, 2014, net sales of this segment increased by $173 million, or 19%, when compared to the same period in 2013, driven by higher sales across all product lines.  Driving the increase was higher demand for our heavy duty diesel products propelled by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America.  Sales of light-duty diesel products also improved due to higher volume in Europe.  Automotive substrate product sales increased due to higher demand in Europe and China.

When compared to the same period last year, net income in the twelve months ended December 31, 2014 improved significantly, up $50 million, or 38%, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy-duty diesel products in Europe, China and North America and higher European sales of light-duty diesel products, combined with an increase in automotive vehicle builds, drove the increase.  Higher costs associated with facility expansion projects and an increase in the pension mark-to-market adjustment somewhat offset the increase in net income.

Index

2013 vs. 2012
When compared to 2012, net sales in the Environmental Technologies segment decreased in 2013, due to lower sales of light-duty diesel filters and heavy-duty diesel products.  Demand for light-duty diesel vehicles which use our filters declined due to weak economic conditions in Europe.  Heavy-duty diesel product sales were lower due to the decline in the production of Class 8 vehicles in North America.  Net sales of this segment in 2013 were not materially impacted by movements in foreign exchange rates when compared to 2012.

Although net sales declined in 2013 when compared to 2012, net income increased by 18%, driven by significantly improved manufacturing performance for our automotive and heavy-duty diesel products, and lower operating expenses.  Net income also included an increase of $8 million due to the positive change in the mark-to-market of our defined benefit pension plans.

Movements in foreign exchange rates did not significantly impact the results of this segment in the years ended December 31, 2014 and 2013.

Core Performance

2014 vs. 2013
When compared to the same period last year, core earnings in the twelve months ended December 31, 2014 increased by $57 million, or 44%, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy-duty diesel products in Europe, China and North America and higher European sales of light-duty diesel products, combined with an increase in automotive vehicle builds, drove the increase.  Higher costs associated with facility expansion projects somewhat offset the increase in net income

2013 vs. 2012
Although net sales declined in 2013 when compared to 2012, core earnings increased by 9%, driven by significantly improved manufacturing performance for our automotive and heavy-duty diesel products, and lower operating expenses.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers.  For 2014, 2013, and 2012, net sales to three customers, which individually accounted for more than 10% of segment sales, accounted for 88%, 87% and 86%, respectively, of total segment sales.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
We anticipate that Environmental Technologies sales in the first quarter of 2015 will be consistent when compared to the first quarter of 2014.

Specialty Materials

(in millions)
				% change
As Reported	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales	$1,205	$1,170	$1,346	3	(13)
Net income	$144	$187	$137	(23)	36

(in millions)
				% change
Core Performance	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales	$1,205	$1,170	$1,346	3	(13)
Net income	$162	$196	$201	(17)	(2)

Index

The following table reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions).
	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,205	$144	$1,170	$187	$1,346	$137
Constant-yen (1)		(7)		(2)		25
Purchased collars and average forward contracts (2)		14
Acquisition-related costs (4)		(1)		1
Restructuring, impairment, and other charges (7)		12		12		33
Pension mark-to-market (11)				(2)		6
Core performance	$1,205	$162	$1,170	$196	$1,346	$201

See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

As Reported

2014 vs. 2013
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

Net sales for the twelve months ended December 31, 2014 in the Specialty Materials segment increased by $35 million, or 3%, when compared to the same period in 2013, driven by higher sales of our advanced optics and commercial optics products.  Although Corning Gorilla Glass volume increased by 23%, net sales remained consistent with the prior year, driven by an unfavorable shift in product mix and price declines.  Additionally, although volume increased in 2014 when compared to 2013, the growth did not meet our expectations due to the flat market for tablets.

When compared to the same period last year, the decrease in net income for the twelve months ended December 31, 2014 was driven by the absence of the inventory build we experienced in the first half of 2013, the write-off a trade receivable balance in the amount of $8 million and price declines for Corning Gorilla Glass.  Partially offsetting the decrease was an increase in volume for both Corning Gorilla Glass and advanced optics products and the impact of costs reductions as a result of restructuring actions.

2013 vs. 2012
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

Although net sales declined by 13% in the year ended December 31, 2013, net income increased by 36%, when compared to 2012, due to strong cost controls, lower restructuring charges, manufacturing cost reduction initiatives and the beginning of the advanced optics products business recovery, which partially offset the lower sales of Corning Gorilla Glass.  The depreciation of the Japanese yen versus the U.S. dollar positively impacted net income by approximately $27 million in the year ended December 31, 2013, when compared to the same period in the prior year.

Movements in foreign exchange rates did not significantly impact the results of this segment in the years ended December 31, 2014 and 2013.

Index

Core Performance

2014 vs. 2013
When compared to the same period last year, the decrease in core earnings in the twelve months ended December 31, 2014 was driven by the absence of the inventory build we experienced in the first half of 2013, price declines for Corning Gorilla Glass and higher production costs.  Partially offsetting the decrease was an increase in volume for both Corning Gorilla Glass and advanced optics products and the impact of costs reductions as a result of restructuring actions.

2013 vs. 2012
Although core net sales declined by 13% in the year ended December 31, 2013, core earnings decreased by only 2%, when compared to 2012, due to strong cost controls, manufacturing cost reduction initiatives and the beginning of the advanced optics products business recovery, which partially offset the lower sales of Corning Gorilla Glass.

For 2014 and 2013, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 51% and 47%, respectively, of total segment sales.  For 2012, two customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 54% of total segment sales.

Outlook:
In the first quarter of 2015, Specialty Materials segment sales are expected to increase by approximately 10% when compared to the first quarter of 2014, as a result of increased Gorilla Glass demand for products launched in the third and fourth quarters of 2014.

Life Sciences

(in millions)
				% change
As Reported	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales	$862	$851	$657	1	30
Net income	$71	$71	$28		154

(in millions)
				% change
Core Performance	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales	$862	$851	$657	1	30
Net income	$87	$92	$48	(5)	92

The following table reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions).
	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$862	$71	$851	$71	$657	$28
Acquisition-related costs (4)		14		21		15
Restructuring, impairment, and other charges (7)		2		3		1
Pension mark-to-market (11)				(3)		4
Core performance	$862	$87	$851	$92	$657	$48

See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

Index

As Reported

2014 vs. 2013
Net sales for the year ended December 31, 2014 increased by $11 million when compared to the same period in the prior year.  Higher sales in North America and China, up $12 million and $5 million, respectively, were offset slightly by lower sales in Australia.  Net income remained consistent when compared to the same period in 2013, driven by less favorable product mix and higher operating expenses which were offset by higher volume and lower acquisition-related costs due to the completion of the integration of Discovery Labware business.

2013 vs. 2012
Net sales for the year ended December 31, 2013 increased when compared to the same period last year, due to the impact of the acquisition of the Discovery Labware business completed in the fourth quarter of 2012, which increased net sales by $192 million.  Net sales of the segment’s existing lines remained relatively consistent.

When compared to the same period in 2012, net income in the year ended December 31, 2013 increased substantially, driven by a $38 million improvement attributable to the impact of the Discovery Labware acquisition and the positive impact of $7 million on the change in the mark-to-market of our defined benefit pension plans.  Offsetting the gains from Discovery Labware and the pension mark-to-market were an increase in acquisition-related costs of $6 million and higher restructuring charges.

Movements in foreign exchange rates did not significantly impact the results of this segment in the years ended December 31, 2014 and 2013.

Core Performance

2014 vs. 2013
Core earnings decreased slightly when compared to the same period in 2013, driven by less favorable product mix, offset somewhat by higher volume.

2013 vs. 2012
When compared to the same period in 2012, core earnings in the year ended December 31, 2013 increased substantially, driven by the impact of the Discovery Labware acquisition in the amount of $38 million.  Movements in foreign exchange rates did not significantly impact the results of this segment in the year ended December 31, 2013.

For 2014, 2013 and 2012, two customers in the Life Sciences segment, which individually accounted for more than 10% of total segment net sales, collectively accounted for 45%, 44% and 38%, respectively, of total segment sales.

Outlook:
Sales in the Life Sciences segment are expected to remain relatively consistent in the first quarter of 2015, when compared to the same period in 2014.

All Other

(in millions)
				% change
As Reported	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales	$53	$8	$6	563	33
Research, development and engineering expenses	$177	$116	$123	53	(6)
Equity earnings of affiliated companies	$18	$(24)	$17	*	*
Net loss	$(196)	$(163)	$(98)	20	66

*	Percent change not meaningful

Index

(in millions)
				% change
Core Performance	2014	2013	2012	14 vs. 13	13 vs. 12

Net sales	$53	$8	$6	563	33
Research, development and engineering expenses	$177	$116	$123	53	(6)
Equity earnings of affiliated companies	$18	$12	$17	50	(29)
Net loss	$(193)	$(122)	$(98)	58	24

The following table reconciles the non-GAAP financial measures for the All Other segment with our financial statements presented in accordance with GAAP (in millions).
	Year ended December 31, 2014			Year ended December 31, 2013
(in millions)	Sales	Equity earnings	Net income	Sales	Equity earnings	Net income
As reported	$53	$18	$(196)	$8	$(24)	$(163)
Purchased collars and average forward contracts (2)			2
Restructuring, impairment, and other charges (7)
Pension mark-to-market (11)			1		36	41
Core performance	$53	$18	$(193)	$8	$12	$(122)

See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, “Items which we exclude from GAAP measures to arrive at Core Performance measures” for an explanation of the reconciling items.

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning Precision Materials’ non-LCD business and new product lines and development projects that involve the use of various technologies for new products such as advanced flow reactors and adjacency businesses in pursuit of thin, strong glass.  This segment also includes results for certain corporate investments such as Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products.

2014 vs. 2013
The increase in net sales of this segment in the year ended December 31, 2014 reflects the consolidation of the Corning Precision Materials’ non-LCD business as a result of the Acquisition.  The increase in the net loss of this segment reflects higher spending for development projects which were not part of the segment in the year ended December 31, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure during 2014 and 2013:

2014
•
In the third quarter of 2014, we amended and restated our existing revolving credit facility.  The amended facility provides a $2 billion unsecured multi-currency line of credit and expires on September 30, 2019.  At December 31, 2014, there were no outstanding amounts under this credit facility.  The facility includes affirmative and negative covenants that Corning must comply with, including a leverage (debt to capital ratio) financial covenant.  As of December 31, 2014, we were in compliance with all of the covenants.

Index

2013
•
In the first quarter of 2013, we amended and restated our then-existing revolving credit facility.  The 2013 amended facility provided a $1 billion unsecured multi-currency line of credit that would have expired in March 2018.  This facility was terminated when we entered into the amended and restated $2 billion facility in the third quarter of 2014.

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

Common Stock Dividends

On December 3, 2014, Corning’s Board of Directors declared a 20% increase in the quarterly common stock dividend, which increased the quarterly dividend from $0.10 to $0.12 per common share, beginning with the dividend to be paid in the first quarter of 2015.  This increase marks the fourth dividend increase since October 2011.

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 1,900 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $1.9 billion, to Samsung Display in connection with the Acquisition of its equity interests in Samsung Corning Precision Materials.  Corning also issued to Samsung Display an additional 400 shares of Fixed Rate Cumulative Convertible Preferred Stock at closing, for an aggregate issue price of $400 million in cash.

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s Board of Directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of December 31, 2014, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the Acquisition, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

Capital Spending

Capital spending totaled $1.1 billion in 2014, slightly above the amount spent in 2013.  Spending in 2014 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2015 capital expenditures to be approximately $1.3 billion to $1.4 billion.  Approximately $650 million will be allocated to our Display Technologies segment.

Index

Cash Flows

Summary of cash flow data (in millions):
	Years ended December 31,
	2014	2013	2012

Net cash provided by operating activities	$4,709	$2,787	$3,206
Net cash used in investing activities	$(962)	$(1,004)	$(2,628)
Net cash used in financing activities	$(2,586)	$(2,063)	$(115)

2014 vs. 2013
Net cash provided by operating activities increased significantly in the year ended December 31, 2014, when compared to the same period last year, due to a dividend of approximately $1.6 billion received from Samsung Corning Precision Materials, an increase in net income of $511 million and the cash inflows from inventory movements.  Although net inventory increased by $52 million due to the Acquisition, which added $121 million, this inventory was acquired through the issuance of preferred stock.  Cash outflows for inventory declined by $120 million in the base Display Technologies and Specialty Materials segments in 2014 when compared to 2013, offset somewhat by an increase of approximately $50 million, driven by spending for new business development, and increases in the Optical Communications and Life Sciences segments.

Net cash used in investing activities decreased slightly in the year ended December 31, 2014, when compared to the same period last year, driven by a decrease in investments in unconsolidated entities, the realized gains on our yen-denominated purchased collars and the absence of the premium paid for our yen-denominated purchased collars in 2013, offset by an increase in short-term investments.

Net cash used in financing activities in the year ended December 31, 2014 increased when compared to the same period last year, driven by our share repurchase programs and the absence of the proceeds received in 2013 from the issuance of long-term debt, somewhat offset by cash received from the issuance of preferred stock and the absence of the retirement of long-term debt in the first quarter of 2013.

2013 vs. 2012
Net cash provided by operating activities decreased in the year ended December 31, 2013, when compared to the same period last year, largely due to a decrease in dividends received from affiliated companies and the unfavorable impact of changes in working capital, driven by the following items:

•
Higher incentive compensation payments of approximately $100 million, driven by the pay-out of the initial year of the executive cash-based performance plan and an increase in performance-driven incentives;

•	An increase in foreign tax payments in the amount of $114 million, driven by higher withholding tax in Taiwan; and
•	An increase in fiber and cable inventory in the Optical Communications segment in the amount of $111 million, due to a decline in sales in China, Europe and North America.

A decline in accounts receivable in the Display Technologies, Optical Communications and Specialty Materials segments somewhat offset these unfavorable impacts.

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

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our largest single pension plan is Corning’s U.S. qualified plan.  At December 31, 2014, this plan accounted for 77% of our consolidated defined benefit pension plans’ projected benefit obligation and 86% of the related plans’ assets.

Index

We have historically contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements.  In 2014, we made voluntary cash contributions of $85 million to our domestic defined benefit pension plan and $45 million to our international pension plans.  In 2013, we did not contribute to our domestic defined benefit pension plan and contributed $5 million to our international pension plans.  In 2012, we made voluntary cash contributions of $75 million to our domestic defined benefit pension plan and $30 million to our international pension plans.  Although we will not be subject to any mandatory contributions in 2015, we anticipate making voluntary cash contributions of up to $65 million to our U.S. pension plan and up to $28 million to our international pension plans in 2015.

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Restructuring

For the year ended December 31, 2014, we recorded charges of $71 million for workforce reductions, asset disposals and write-offs, and exit costs for restructuring activities with total cash expenditures estimated to be $51 million.

In the fourth quarter of 2013, Corning implemented a global restructuring plan within several of our segments, consisting of workforce reductions, asset disposals and write-offs, and exit costs.  We recorded charges of $67 million associated with these actions, with total cash expenditures expected to be approximately $40 million.

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

During 2014, 2013 and 2012, we made payments of $39 million, $35 million and $15 million, respectively, related to employee severance and other exit costs resulting from restructuring actions.  Refer to Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):
	December 31,
	2014	2013

Working capital	$7,914	$7,145
Current ratio	4.4:1	5.1:1
Trade accounts receivable, net of allowances	$1,501	$1,253
Days sales outstanding	56	58
Inventories	$1,322	$1,270
Inventory turns	4.2	3.6
Days payable outstanding (1)	41	47
Long-term debt	$3,227	$3,272
Total debt to total capital	13%	13%

(1)	Includes trade payables only.

Index

Credit Ratings

As of February 13, 2015, our credit ratings were as follows:
RATING AGENCY	Rating long-term debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	A-	Stable
December 16, 2013

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity

We ended the fourth quarter of 2014 with approximately $6.1 billion of cash, cash equivalents and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  Although approximately 68% of the consolidated amount was held outside of the U.S. at December 31, 2014, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of tax effective financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

From time to time, we may issue debt, the proceeds of which may be used for general corporate purposes or to refinance certain debt maturities.  Additionally, to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In the fourth quarter of 2014, the Company entered into interest rate swap agreements to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated issuance.  The instruments were designated as cash flow hedges.

On June 24, 2013, the Company established a commercial paper program on a private placement basis, pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s revolving credit facility is available to support obligations under the commercial paper program, if needed.  At December 31, 2014, we did not have any outstanding commercial paper under this program.

Share Repurchase Programs

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

In addition to the shares repurchased through the ASR agreement, we repurchased 61.3 million shares of common stock on the open market for approximately $1.0 billion, as part of the 2013 Repurchase Program.  This program was executed between the second quarter of 2013 and the first quarter of 2014, with a total of 118.9 million shares repurchased for approximately $2 billion.

Index

On March 4, 2014, as part of the $2 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014 (the “2014 Repurchase Program”), Corning entered into an ASR agreement with Citibank N.A. (“Citi”).  Under the ASR agreement with Citi, Corning agreed to purchase $1.25 billion of its common stock, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  On May 28, 2014, the ASR agreement with Citi was completed, and Corning received an additional 8.7 million shares to settle the ASR agreement.  In total, Corning repurchased 61.2 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR agreement with Citi, less a discount.

In addition to the shares repurchased through the ASR agreement, in the year ended December 31, 2014, we repurchased 36.9 million shares of common stock on the open market for approximately $750 million, as part of the 2014 Repurchase Program.  This program was completed in the fourth quarter of 2014, with a total of 98.2 million shares repurchased for approximately $2 billion.

On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion shares of common stock between the date of announcement and December 31, 2016.  No shares were repurchased under this program between the date of authorization and December 31, 2014.

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

Our major source of funding for 2015 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short-term investments and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments and dividend payments.

Corning also has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At December 31, 2014, our leverage using this measure was 13% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of December 31, 2014, we were in compliance with all such provisions.

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

Index

Beginning in the second quarter of 2013 and continuing throughout 2014, Corning entered into a series of average rate forwards with no associated premium, which hedge the translation impact of Japanese yen on Corning’s projected 2015 net income and a significant portion of Corning’s projected 2016 and 2017 net income.  Like the purchased collars, these contracts settle quarterly, and are not designated as accounting hedges.  In the years ended December 31, 2014 and 2013, we recorded pre-tax net gains of $1,406 million and $435 million, respectively, related to changes in the fair value of the purchased collars and average rate forward contracts, offset slightly by premium expense.  Included in these amounts are realized gains of $344 million and $110 million, respectively, for the years ended December 31, 2014 and 2013.  The gross notional value outstanding for purchase collars and average rate forwards which hedge our exposure to the Japanese yen at December 31, 2014 and 2013 was $9.8 billion and $6.8 billion, respectively.

In the second quarter of 2014, following the Acquisition, we entered into a portfolio of zero cost collars to hedge our translation exposure resulting from movements in the Korean won and its impact on our net earnings.  These zero cost collars have a gross notional value outstanding at December 31, 2014 of $2.3 billion, and began settling quarterly in the third quarter of 2014 and will conclude at the end of 2015.  In the year ended December 31, 2014, we recorded a pre-tax net loss of $37 million related to changes in the fair value of these zero cost collars, which included $6 million in realized losses.

Gains and losses related to purchased collars and average rate forwards are recorded in earnings in the Other income, net line of the Consolidated Statements of Income.

Off Balance Sheet Arrangements

Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which Corning has an obligation to the entity that is not recorded in our consolidated financial statements.

Corning’s off balance sheet arrangements include guarantee contracts.  At the time a guarantee is issued, the Company is required to recognize a liability for the fair value or market value of the obligation it assumes.  In the normal course of our business, we do not routinely provide significant third-party guarantees.  Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones.  These guarantees have various terms, and none of these guarantees are individually significant.

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

Index

Contractual Obligations

The amounts of our obligations follow (in millions):
		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$75	$21	$3	$1	$50
Stand-by letters of credit (1)	61	57			4
Loan guarantees	14				14
Subtotal of commitment expirations per period	$150	$78	$3	$1	$68

Purchase obligations (6)	$287	$152	$105	$15	$15
Capital expenditure obligations (2)	358	358
Total debt (3)	2,899	29	314	250	2,306
Interest on long-term debt (4)	2,451	151	293	274	1,733
Capital leases and financing obligations (3)	360	7	14	7	332
Imputed interest on capital leases and financing obligations	258	19	38	38	163
Minimum rental commitments	238	48	75	44	71
Uncertain tax positions (5)	2	1	1
Subtotal of contractual obligation payments due by period	6,853	765	840	628	4,620
Total commitments and contingencies	$7,003	$843	$843	$629	$4,688

(1)	At December 31, 2014, $41 million of the $61 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	Total debt above is stated at maturity value, and excludes interest rate swap gains and bond discounts.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(5)	At December 31, 2014, $8 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $6 million of that amount will become payable.
(6)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.

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

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2014 and 2013, Corning had accrued approximately $42.5 million (undiscounted) and $15 million (undiscounted), respectively, for its estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Index

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein.  The estimates that required us to make difficult, subjective or complex judgments, including future projections of performance and relevant discount rates, are set forth below.

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

Examples of events or circumstances that may be indicative of impairments include, but are not limited to:

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

Index

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

At December 31, 2014 and December 31, 2013, the carrying value of precious metals was higher than the fair market value by $222 million and $164 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

In the fourth quarter of 2011, the Specialty Materials segment recorded an impairment charge in the amount of $130 million related to certain assets used in the production of large cover glass due to sales that were significantly below our expectations.  In the fourth quarter of 2012, after reassessing the large cover glass business, Corning concluded that the large cover glass market was developing differently in 2012 than our expectations, and demand for larger-sized cover glass was declining, and the market for this type of glass was instead targeting smaller gen size products.  Additionally, in the fourth quarter of 2012, our primary customer of large cover glass notified Corning of its decision to exit from this display market.  Based on these events, we recorded an additional impairment charge in the fourth quarter of 2012 in the amount of $44 million, before tax.  This impairment charge represents a write-down of assets specific to the glass-strengthening process for large size cover glass to their fair market values, and includes machinery and equipment used in the ion exchange process.  Additional information on the asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements.

Impairment of Goodwill

We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units.

Corning’s goodwill relates primarily to the Display Technologies, Optical Communications, Specialty Materials and Life Sciences operating segments.  On a quarterly basis, management performs a qualitative assessment of factors in each reporting unit to determine whether there have been any triggering events.  The two-step impairment test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  We perform a detailed, two-step process every three years if no indicators suggest a test should be performed in the interim.  We use this calculation as quantitative validation of the step-zero qualitative process that is performed during the intervening periods and does not represent an election to perform the two-step process in place of the step-zero review.

The following summarizes our qualitative process to assess our goodwill balances for impairment:

•	We assess qualitative factors in each of our reporting units which carry goodwill to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test.
•	The following events and circumstances are considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:
o	Macroeconomic conditions, such as a deterioration in general economic conditions, fluctuations in foreign exchange rates and/or other developments in equity and credit markets;
o	Market capital in relation to book value;
o	Industry and market considerations, such as a deterioration in the environment in which an entity operates, material loss in market share and significant declines in product pricing;
o	Cost factors, such as an increase in raw materials, labor or other costs;
o	Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue;
o	Other relevant entity-specific events, such as material changes in management or key personnel; and
o	Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets including acquisitions and dispositions.

The examples noted above are not all-inclusive, and the Company will consider other relevant events and circumstances that affect the fair value of a reporting unit in determining whether to perform the first step of the goodwill impairment test.

Index

Our two-step goodwill recoverability assessment is based on our annual strategic planning process.  This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows.  Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.  Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

Display Technologies

Goodwill for the Display Technologies segment is tested at the reporting unit level which is also the operating segment level.  On a quarterly basis in 2014, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Display Technologies reporting unit’s fair value is less than its carrying amount.

Optical Communications

Goodwill for the Optical Communications segment is tested at the reporting unit level which is also the operating segment level.  On a quarterly basis in 2014, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Optical Communications reporting unit’s fair value is less than its carrying amount.

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

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the reporting unit level, which is one level below an operating segment, as goodwill is the result of transactions associated with certain businesses within this operating segment.  There is only one reporting unit with goodwill within this operating segment.  On a quarterly basis in 2014, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Specialty Materials reporting unit’s fair value is less than its carrying amount.

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

Life Sciences

Goodwill for the Life Sciences segment is tested at the reporting unit level which is also the operating segment level.  On a quarterly basis in 2014, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Life Sciences reporting unit’s fair value is less than its carrying amount.

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

Index

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

Corning accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes.  As required under FASB ASC Topic 740, we only record tax benefits for technical positions that we believe have a greater than 50% likelihood of being sustained on their technical merits and then only to the extent of the amount of tax benefit that is greater than 50% likely of being realized upon settlement.  In estimating these amounts, we must exercise judgment around factors such as the weighting of the tax law in our favor, the willingness of a tax authority to aggressively pursue a particular position, or alternatively, consider a negotiated compromise, and our willingness to dispute a tax authorities assertion to the level of appeal we believe is required to sustain our position.  As a result, it is possible that our estimate of the benefits we will realize for uncertain tax positions may change when we become aware of new information affecting these judgments and estimates.

Equity method investments

In October 2013, Corning announced that it was entering into a series of strategic and financial agreements with Samsung Display which would result in Corning obtaining full ownership of Samsung Corning Precision Materials.  As part of this agreement, in the fourth quarter of 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on Samsung Corning Precision Materials balance sheet at September 30, 2013.  The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57.5%.  Because this transaction did not result in a change in control based on the governing articles of this entity, Corning did not consolidate this entity as of December 31, 2013.  The remaining transactions were completed on January 15, 2014, which increased Corning’s ownership to 100% and resulted in consolidation of the entity beginning in the first quarter of 2014.  This organization was integrated into Corning’s Display Technologies segment in 2014.  Refer to Note 8 (Acquisition) to the Consolidated Financial Statements for additional information.

At December 31, 2014 and 2013, the carrying value of our equity method investments was $1.8 billion and $5.5 billion, respectively.  In 2014, our largest equity method investment, Dow Corning, comprised 74% of the balance.  In 2013, prior to the Acquisition and consolidation of Samsung Corning Precision Materials, our largest equity method investments, Dow Corning and Samsung Corning Precision Materials, comprised approximately 93% of the balance.  We review our equity method investments for indicators of impairment on a periodic basis or if events or circumstances change to indicate the carrying amount may be other-than-temporarily impaired.  When such indicators are present, we then perform an in-depth review for impairment.  An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.  As of December 31, 2014 and 2013, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

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

Index

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

As a result of the Acquisition of Samsung Corning Precision Materials, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  This contingent consideration arrangement potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company’s projection of future revenues generated by Corning Precision Materials.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of December 31, 2014, the fair value of the potential receipt of the contingent consideration in 2018 is estimated to be $445 million.  Corning recorded a pre-tax adjustment in the year ended December 31, 2014 in the amount of $249 million to reflect the increase in the fair value which is mainly due to the movement in foreign exchange rate.

Probability of litigation outcomes

We are required to make judgments about future events that are inherently uncertain.  In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law, and other case-specific issues.  See Part II – Item 3. Legal Proceedings for a discussion of the material litigation matters we face.  The most significant matter involving judgment is the liability for asbestos litigation.  There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending asbestos claims, our assessment of the strength of our corporate veil defenses, and our continuing dialogue with our insurance carriers and the claimants’ representatives.  The proposed asbestos resolution (Amended PCC Plan) is subject to a number of contingencies.  As noted in Part II – Item 3. Legal Proceedings, the District Court’s affirmation of the Amended PCC Plan faces objections by certain parties.  For these and other reasons, Corning’s liability for these asbestos matters may be subject to changes in subsequent quarters.  The estimate of the cost of resolving the non-PCC asbestos claims may also be subject to change as developments occur.  Management continues to believe that the likelihood of the uncertainties surrounding these proceedings causing a material adverse impact to Corning’s financial statements is remote.

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

Pension and other postretirement employee benefits (OPEB)

Corning offers employee retirement plans consisting of defined benefit pension plans covering certain domestic and international employees and postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents.  The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care trend rates.  The cost of providing plan benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation.

Costs for our defined benefit pension plans consist of two elements:  1) on-going costs recognized quarterly, which are comprised of service and interest costs, expected return on plan assets and amortization of prior service costs; and 2) mark-to-market gains and losses outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, which are recognized annually in the fourth quarter of each year.  These gains and losses result from changes in actuarial assumptions for discount rates and the differences between actual and expected return on plan assets.  Any interim remeasurements triggered by a curtailment, settlement or significant plan changes, as well as any true-up to the annual valuation, are recognized as a mark-to-market adjustment in the quarter in which such event occurs.

Index

Costs for our OPEB plans consist of on-going costs recognized quarterly, and are comprised of service and interest costs, amortization of prior service costs and amortization of actuarial gains and losses.  We recognize the actuarial gains and losses resulting from changes in actuarial assumptions for discount rates as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis and amortize them into our operating results over the average remaining service period of employees expected to receive benefits under the plans, to the extent such gains and losses are outside of the corridor.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning’s employee pension and other postretirement obligations, and current and future expense.

The following table presents our actual and expected return on assets, as well as the corresponding percentage, for the years ended 2014, 2013 and 2012:
	December 31,
(In millions)	2014	2013	2012
Actual return on plan assets – Domestic plans	$287	$65	$299
Expected return on plan assets – Domestic plans	159	158	150
Actual return on plan assets – International plans	68	6	10
Expected return on plan assets – International plans	15	11	10

	December 31,
	2014	2013	2012
Weighted-average actual and expected return on assets:
Actual return on plan assets – Domestic plans	10.82%	2.67%	12.06%
Expected return on plan assets – Domestic plans	6.25%	6.00%	6.00%
Actual return on plan assets – International plans	17.15%	2.73%	6.01%
Expected return on plan assets – International plans	4.12%	3.73%	6.01%

As of December 31, 2014, the Projected Benefit Obligation (PBO) for U.S. pension plans was $3,222 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:
Change in assumption	Effect on 2015 pre-tax pension expense	Effect on December 31, 2014 PBO

25 basis point decrease in discount rate	- 2 million	+ 89 million
25 basis point increase in discount rate	+ 2 million	- 87 million
25 basis point decrease in expected return on assets	+ 7 million
25 basis point increase in expected return on assets	- 7 million

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.  These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2014, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $116 million before tax, and a 25 basis point increase in the discount rate would increase stockholders’ equity by $113 million.  In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning’s U.S. OPEB plans:
Change in assumption	Effect on 2015 pre-tax OPEB expense	Effect on December 31, 2014 APBO*

25 basis point decrease in discount rate	+ 2 million	+ 27 million
25 basis point increase in discount rate	- 2 million	- 26 million

* Accumulated Postretirement Benefit Obligation (APBO).

Index

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned.  In certain instances, revenue recognition is based on estimates of fair value of deliverables as well as estimates of product returns, allowances, discounts, and other factors.  These estimates are supported by historical data.  Corning also has contractual arrangements with certain customers in which we recognize revenue on a completed contract basis.  Revenues under the completed-contract method are recognized upon substantial completion, defined as acceptance by the customer and compliance with performance specifications as agreed upon in the contract, which in certain instances require estimates and judgments in the determining the timing of substantial completion of the contract. While management believes that the estimates used are appropriate, differences in actual experience or changes in estimates may affect Corning’s future results.

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

Index

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Form 10-Q, Form 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements.  These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, Euro, Chinese renminbi and Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, cyber attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	unanticipated disruption to equipment, facilities, or operations;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
-
customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their ongoing operations and manufacturing expansions and pay their receivables when due;

-	loss of significant customers;
-	fluctuations in supply chain inventory levels;
-	equity company activities, principally at Dow Corning;
-	changes in tax laws and regulations;
-	changes in accounting rules and standards;
-	the potential impact of legislation, government regulations, and other government action and investigations;
-	temporary idling of capacity or delaying expansion;
-	the ability to implement productivity, consolidation and cost reduction efforts, and to realize anticipated benefits;
-	restructuring actions and charges; and
-	other risks detailed in Corning’s SEC filings.

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

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining a diverse group of highly-rated major international financial institutions with which we have other financial relationships as our counterparties.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.

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

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk.  Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates.  At December 31, 2014, with respect to open foreign exchange forward and option contracts, and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $1,080 million compared to $479 million at December 31, 2013.  Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $959 million compared to $398 million at December 31, 2013.  Specific to the South Korean won, a 10% adverse movement in quoted South Korean won exchange rates could result in a loss in fair value of these instruments of $79 million compared to $0 million at December 31, 2013.

As we derive approximately 73% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen, South Korean won, and Euro.  Our forecasts generally assume exchange rates during 2015 will remain constant at January 2015 levels.  As an example of the impact that changes in foreign currency exchange rates could have on our financial results, we compare 2014 actual sales in yen, won and Euro transaction currencies at an average currency exchange rate during the year to a 10% change in the currency exchange rate.  A plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2014 net sales of approximately $384 million.  A plus or minus 10% movement in the U.S. dollar – South Korean won and U.S. dollar – euro exchange rates would result in a change to 2014 net sales of approximately $4 million and $100 million, respectively.  We estimate that a plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2014 net income attributable to Corning Incorporated of approximately $238 million.  A plus or minus 10% movement in the U.S. dollar – South Korean won and U.S. dollar – euro exchange rates would result in a change to 2014 net income attributable to Corning Incorporated of approximately $73 million and $31 million, respectively.

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

Index

From time to time, we may issue debt, the proceeds of which may be used for general corporate purposes or to refinance certain debt maturities.  Additionally, to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In the fourth quarter of 2014, the Company entered into interest rate swap agreements to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated issuance.  The instruments were designated as cash flow hedges.

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

Index

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment of internal control over financial reporting includes controls over recognition of equity earnings and equity investments by Corning.  Internal control over financial reporting for Dow Corning is the responsibility of Dow Corning management. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of Corning’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors of the Registrant

The section entitled “Proposal 1 – Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 30, 2015, is incorporated by reference in this Annual Report on Form 10-K.  Information regarding executive officers is presented in Item I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

Corning has an Audit Committee and has identified three members of the Audit Committee as Audit Committee financial experts.  See sections entitled “Committees” and “Additional Information” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 30, 2015, which are incorporated by reference in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 30, 2015, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors adopted the (i) Code of Ethics for the Chief Executive Officer and Financial Executives and the (ii) Code of Conduct for Directors and Executive Officers, which supplements the Code of Conduct.  These Codes have been in existence for more than ten years and govern all employees and directors.  During 2014, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  A copy of the Code of Ethics is available on our website at www.corning.com/investor_relations/corporate_governance/codes_of_conduct.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Corporate Secretary, Corning Incorporated, Corning, NY  14831.  We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.  See section entitled “Ethics and Conduct” in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 30, 2015, which are incorporated by reference in this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The sections entitled “Compensation Discussion and Analysis”, “Compensation Tables”, “Item 1 – Election of Directors – Director Compensation” and “Compensation Committee Report” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 30, 2015, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections entitled “Stock Ownership Information – Beneficial Ownership of Directors and Officers” and “Stock Ownership Information-Beneficial Ownership of Corning’s Largest Shareholders” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 30, 2015, are incorporated by reference in this Annual Report on Form 10-K.  The information required by this item related to the Company’s securities authorized for issuance under equity compensation plans as of December 31, 2014 is included in Part I, “Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The sections entitled “Policy on Transactions with Related Persons”, “Director Independence and Transactions Considered in Independence Determinations” and  “Committees” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 30, 2015, are incorporated by reference in this Annual Report on Form 10-K.

Index

Item 14.  Principal Accounting Fees and Services

The sections entitled “Ratification of Appointment of Independent Public Accounting Firm – Fees Paid to Independent Registered Public Accounting Firm” and “Ratification of Appointment of Independent Accounting Firm – Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 30, 2015, are incorporated by reference in this Annual Report on Form 10-K.

In June 2014, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report.  The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

Index

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:
			Page
	1.	Financial statements	85
	2.	Financial statement schedule:
		(i) Valuation accounts and reserves	142
		See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

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

4.1
Indenture, dated November 8, 2000, by and between the Company and of The Bank of New York Mellon Trust Company, N.A. (successor to J. P. Morgan Chase & Co., formerly The Chase Manhattan Bank), as trustee (Incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-57082).  The Company agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.

4.2
Form of certificate for shares of the common stock (incorporated by reference to Exhibit 4 to the Company’s registration statement on Form S-8 dated May 7, 2010 (Registration Statement No. 333-166642)).  The terms of the Company’s Fixed Rate Cumulative Convertible Preferred Stock, Series A are reflected in the Certificate of Amendment to the Restated Certificate of Incorporation dated January 14, 2014, filed with the Secretary of State of the State of New York on January 14, 2014 and included as Exhibit 3(i)(1) hereto.

4.3
Shareholder Agreement, dated as of October 22, 2013, by and between Samsung Display Co., Ltd. and Corning Incorporated (Incorporated by reference to Exhibit 10.66 to Corning’s Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014).

4.4
Standstill Agreement, dated as of October 22, 2013, by and among Samsung Electronics Co., Ltd., Samsung Display Co., Ltd. and Corning Incorporated (Incorporated by reference to Exhibit 10.67 to Corning’s Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014).

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

10.4
Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following individuals:  James P. Clappin, James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed May 4, 2004).

10.5
Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following individuals:  James P. Clappin, James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.4 of Corning’s Form 10-Q filed May 4, 2004).

Index

10.6
Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following individuals:  James P. Clappin, James B. Flaws, Kirk P. Gregg and Lawrence D. McRae (Incorporated by reference to Exhibit 10.5 of Corning’s Form 10-Q filed May 4, 2004).

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

Index

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

Index

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

10.51	Amendment No. 2 to Corning Incorporated Supplemental Pension Plan dated December 18, 2008 (Incorporated by reference to Exhibit 10.66 of Corning’s Form 10-K filed February 10, 2011).

10.52
Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Incentive Stock Rights, effective January 3, 2011 (Incorporated by reference to Exhibit 10.67 of Corning’s Form 10-K filed February 10, 2011).

10.53	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 3, 2011 (Incorporated by reference to Exhibit 10.68 of Corning’s Form 10-K filed February 10, 2011).

10.54	Amendment No. 2 to Deferred Compensation Plan for Directors dated February 1, 2012 (Incorporated by reference to Exhibit 10.62 of Corning’s Form 10-K filed February 13, 2012).

10.55	Amendment No. 3 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2008 (Incorporated by reference to Exhibit 10.59 of Corning’s Form 10-K filed February 13, 2013).

10.56	2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A of Corning Proxy Statement, Definitive 14A filed March 13, 2012, for April 26, 2012 Annual Meeting of Shareholders).

10.57	Amendment No. 3 to Deferred Compensation Plan for Directors dated December 28, 2012 (Incorporated by reference to Exhibit 10.61 of Corning’s Form 10-K filed February 13, 2013).

10.58	Amendment No. 4 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2012 (Incorporated by reference to Exhibit 10.62 of Corning’s Form 10-K filed February 13, 2013).

10.59
Framework Agreement, dated as of October 22, 2013, by and among Samsung Display Co., Ltd.; Corning Incorporated and the other parties thereto.  (Incorporated by reference to Exhibit 10.65 to Corning’s Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014).  The Company has omitted certain schedules, exhibits and similar attachments to the Framework Agreement pursuant to Item 601(b)(2) of Regulation S-K.

10.60
Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2014 (Incorporated by reference to Exhibit 10.69 to Corning’s Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014.

10.61	Amendment No. 4 to Deferred Compensation Plan for Directors dated September 30, 2014. (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed on October 29, 2014).

10.62
Amended and Restated Credit Agreement dated as of September 30, 2014, among Corning Incorporated, JPMorgan Chase Bank, N.A., Citibank, N.A., Bank of America, N.A., Deutsche Bank AG New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Bank of China New York Branch, and The Bank of New York Mellon  (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed on October 3, 2014).

10.63	2014 Variable Compensation Plan (Incorporated by reference to Appendix B of Corning’s Proxy Statement, Definitive 14A filed March 13, 2014 for the April 29, 2014 Annual Meeting of Shareholders).

10.64	Form of Corning Incorporated Incentive Stock Rights Agreement, effective January 1, 2015.

10.65	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2015.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14
Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2014.

Index

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Samil PricewaterhouseCoopers.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

(c)	Financial Statements:

	1.	Financial Statements of Dow Corning Corporation for the years ended December 31, 2014, 2013 and 2012	144
	2.	Financial Statements of Samsung Corning Precision Materials Co., Ltd. for the years ended December 31, 2013, 2012 and 2011	181

Index

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief	February 13, 2015
	(Wendell P. Weeks)	Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

		Capacity	Date

	/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief Executive Officer and President	February 13, 2015
	(Wendell P. Weeks)	(Principal Executive Officer)

	/s/ James B. Flaws	Vice Chairman of the Board of Directors and Chief Financial Officer	February 13, 2015
	(James B. Flaws)	(Principal Financial Officer)

	/s/ R. Tony Tripeny	Senior Vice President – Corporate Controller	February 13, 2015
	(R. Tony Tripeny)	(Principal Accounting Officer)

	*	Director	February 13, 2015
(Donald W. Blair)

	*	Director	February 13, 2015
(Stephanie A. Burns)

	*	Director	February 13, 2015
(John A. Canning, Jr.)

	*	Director	February 13, 2015
(Richard T. Clark)

	*	Director	February 13, 2015
(Robert F. Cummings, Jr.)

	*	Director	February 13, 2015
(James B. Flaws)

	*	Director	February 13, 2015
(Deborah A. Henretta)

	*	Director	February 13, 2015
(Daniel P. Huttenlocher)

	*	Director	February 13, 2015
(Kurt M. Landgraf)

	*	Director	February 13, 2015
(Kevin J. Martin)

Index

	*	Director	February 13, 2015
(Deborah D. Rieman)

	*	Director	February 13, 2015
(Hansel E. Tookes II)

	*	Director	February 13, 2015
(Mark S. Wrighton)

*By	/s/ Lewis A. Steverson
(Lewis A. Steverson, Attorney-in-fact)

Index

Corning Incorporated
2014 Annual Report

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2015

Index

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2014	2013	2012

Net sales	$9,715	$7,819	$8,012
Cost of sales	5,663	4,495	4,693

Gross margin	4,052	3,324	3,319

Operating expenses:
Selling, general and administrative expenses	1,211	1,126	1,205
Research, development and engineering expenses	815	710	769
Amortization of purchased intangibles	33	31	19
Restructuring, impairment and other charges (Note 2)	71	67	133
Asbestos litigation (credit) charges (Note 7)	(9)	19	14

Operating income	1,931	1,371	1,179

Equity in earnings of affiliated companies (Note 7)	266	547	810
Interest income	26	8	14
Interest expense	(123)	(120)	(111)
Transaction-related gain, net (Note 8)	74
Other income, net	1,394	667	83

Income before income taxes	3,568	2,473	1,975
Provision for income taxes (Note 6)	(1,096)	(512)	(339)

Net income attributable to Corning Incorporated	$2,472	$1,961	$1,636

Earnings per common share attributable to Corning Incorporated:
Basic (Note 18)	$1.82	$1.35	$1.10
Diluted (Note 18)	$1.73	$1.34	$1.09

Dividends declared per common share	$0.52	$0.39	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Index

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2014	2013	2012

Net income attributable to Corning Incorporated	$2,472	$1,961	$1,636

Foreign currency translation adjustments and other	(1,073)	(682)	(179)
Net unrealized (losses) gains on investments	(1)	2	13
Unamortized (losses) gains and prior service costs for postretirement benefit plans	(281)	392	(1)
Net unrealized gains (losses) on designated hedges	4	(24)	47
Other comprehensive loss, net of tax (Note 17)	(1,351)	(312)	(120)

Comprehensive income attributable to Corning Incorporated	$1,121	$1,649	$1,516

The accompanying notes are an integral part of these consolidated financial statements.

Index

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2014	2013

Assets

Current assets:
Cash and cash equivalents	$5,309	$4,704
Short-term investments, at fair value (Note 3)	759	531
Total cash, cash equivalents and short-term investments	6,068	5,235
Trade accounts receivable, net of doubtful accounts and allowances - $47 and $28	1,501	1,253
Inventories, net of inventory reserves - $127 and $94 (Note 5)	1,322	1,270
Deferred income taxes (Note 6)	248	278
Other current assets (Note 11 and 15)	1,099	855
Total current assets	10,238	8,891

Investments (Note 7)	1,801	5,537
Property, plant and equipment, net of accumulated depreciation - $8,332 and $7,865 (Note 9)	12,766	9,801
Goodwill, net (Note 10)	1,150	1,002
Other intangible assets, net (Note 10)	497	540
Deferred income taxes (Note 6)	1,889	2,234
Other assets (Note 8, 11 and 15)	1,722	473

Total Assets	$30,063	$28,478

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 12)	$36	$21
Accounts payable	997	771
Other accrued liabilities (Note 11 and 14)	1,291	954
Total current liabilities	2,324	1,746

Long-term debt (Note 12)	3,227	3,272
Postretirement benefits other than pensions (Note 13)	814	766
Other liabilities (Note 11 and 14)	2,046	1,483
Total liabilities	8,411	7,267

Commitments and contingencies (Note 14)
Shareholders’ equity (Note 17):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,672 million and 1,661 million	836	831
Additional paid-in capital – common stock	13,456	13,066
Retained earnings	13,021	11,320
Treasury stock, at cost; shares held: 398 million and 262 million	(6,727)	(4,099)
Accumulated other comprehensive (loss) income	(1,307)	44
Total Corning Incorporated shareholders’ equity	21,579	21,162
Noncontrolling interests	73	49
Total equity	21,652	21,211

Total Liabilities and Equity	$30,063	$28,478

The accompanying notes are an integral part of these consolidated financial statements.

Index

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2014	2013	2012

Cash Flows from Operating Activities:
Net income	$2,472	$1,961	$1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,167	971	978
Amortization of purchased intangibles	33	31	19
Restructuring, impairment and other charges	71	67	133
Loss on retirement of debt			26
Stock compensation charges	58	54	70
Equity in earnings of affiliated companies	(266)	(547)	(810)
Dividends received from affiliated companies	1,704	630	1,090
Deferred tax provision	612	189	18
Restructuring payments	(39)	(35)	(15)
Employee benefit payments (in excess of) less than expense	(52)	52	178
Gains on translated earnings contracts	(1,369)	(435)
Unrealized translation losses on transactions	431	96	241
Contingent consideration fair value adjustment	(249)
Changes in certain working capital items:
Trade accounts receivable	(16)	(29)	(272)
Inventories	2	(247)	(23)
Other current assets	(16)	34	(81)
Accounts payable and other current liabilities	(3)	(23)	189
Other, net	169	18	(171)
Net cash provided by operating activities	4,709	2,787	3,206

Cash Flows from Investing Activities:
Capital expenditures	(1,076)	(1,019)	(1,801)
Acquisitions of businesses, net of cash received	66	(68)	(723)
Investment in unconsolidated entities	(109)	(526)	(111)
Proceeds from loan repayments from unconsolidated entities	23	8
Short-term investments – acquisitions	(1,398)	(1,406)	(2,270)
Short-term investments – liquidations	1,167	2,026	2,269
Premium on purchased collars		(107)
Realized gains on translated earnings contracts	361	87
Other, net	4	1	8
Net cash used in investing activities	(962)	(1,004)	(2,628)

Cash Flows from Financing Activities:
Retirement of long-term debt, net		(498)	(280)
Net repayments of short-term borrowings and current portion of long-term debt	(52)	(71)	(26)
Proceeds from issuance of long-term debt, net		248	1,362
Proceeds from issuance of short-term debt, net	29
Proceeds (payments) from the settlement of interest rate swap agreements		33	(18)
Principal payments under capital lease obligations	(6)	(7)	(1)
Proceeds from issuance of preferred stock (1)	400
Proceeds received for asset financing and related incentives, net	1	276
Payments to acquire noncontrolling interest		(47)
Proceeds from the exercise of stock options	116	85	38
Repurchases of common stock for treasury	(2,483)	(1,516)	(720)
Dividends paid	(591)	(566)	(472)
Other, net			2
Net cash used in financing activities	(2,586)	(2,063)	(115)
Effect of exchange rates on cash	(556)	(4)	(136)
Net increase (decrease) in cash and cash equivalents	605	(284)	327
Cash and cash equivalents at beginning of year	4,704	4,988	4,661

Cash and cash equivalents at end of year	$5,309	$4,704	$4,988

(1)
In the first quarter of 2014, Corning issued 1,900 shares of Preferred Stock to Samsung Display Co., Ltd. in connection with the acquisition of their equity interests in Samsung Corning Precision Materials Co., Ltd. (Note 8).  Corning also issued to Samsung Display an additional 400 shares of Preferred Stock at closing, for an issue price of $400 million in cash (Note 17).

The accompanying notes are an integral part of these consolidated financial statements.

Index

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

(In millions)	Convertible preferred stock	Common stock	Additional paid-in capital-common	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2011		$818	$13,041	$8,767	$(2,024)	$476	$21,078	$51	$21,129

Net income				1,636			1,636	(5)	1,631
Other comprehensive loss						(120)	(120)	1	(119)
Purchase of common stock for treasury					(719)		(719)		(719)
Shares issued to benefit plans and for option exercises		7	105		(1)		111		111
Dividends on shares				(472)			(472)		(472)
Other, net				1	(29)		(28)		(28)
Balance, December 31, 2012		$825	$13,146	$9,932	$(2,773)	$356	$21,486	$47	$21,533

Net income				1,961			1,961		1,961
Other comprehensive loss						(312)	(312)		(312)
Purchase of common stock for treasury			(200)		(1,316)		(1,516)		(1,516)
Shares issued to benefit plans and for option exercises		6	139		(1)		144		144
Dividends on shares				(566)			(566)		(566)
Other, net			(19)	(7)	(9)		(35)	2	(33)
Balance, December 31, 2013		$831	$13,066	$11,320	$(4,099)	$44	$21,162	$49	$21,211

Net income				2,472			2,472	3	2,475
Other comprehensive loss						(1,351)	(1,351)	(1)	(1,352)
Shares issued for acquisition of equity investment company	$1,900						1,900	15	1,915
Shares issued for cash	400						400		400
Purchase of common stock for treasury			129		(2,612)		(2,483)		(2,483)
Shares issued to benefit plans and for option exercises		5	261		(2)		264		264
Dividends on shares				(771)			(771)		(771)
Other, net					(14)		(14)	7	(7)
Balance, December 31, 2014	$2,300	$836	$13,456	$13,021	$(6,727)	$(1,307)	$21,579	$73	$21,652

The accompanying notes are an integral part of these consolidated financial statements.

Index

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

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

The equity method of accounting is used for investments in affiliated companies that are not controlled by Corning and in which our interest is generally between 20% and 50% and we have significant influence over the entity.  Our share of earnings or losses of affiliated companies, in which at least 20% of the voting securities is owned and we have significant influence but not control over the entity, is included in consolidated operating results.  In the fourth quarter of 2013, Corning acquired the minority interests of three shareholders in one of our affiliated companies, Samsung Corning Precision Materials, which increased Corning’s ownership percentage from 50% to 57.5%.  Because this transaction did not result in a change in control based on the governing articles of this entity, Corning did not consolidate this entity as of December 31, 2013.  Corning acquired the remaining ownership interests of Samsung Corning Precision Materials on January 15, 2014, which increased Corning’s ownership to 100% and resulted in consolidation of the entity beginning in the first quarter of 2014.

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

Samsung Corning Precision Materials Co., Ltd. (“Samsung Corning Precision Materials”)

As further discussed in Note 8 (Acquisition), on January 15, 2014, Corning completed a series of strategic and financial agreements to acquire the common shares of Samsung Corning Precision Materials previously held by Samsung Display Co., Ltd. (“Samsung Display”).  As a result of these transactions, Corning is now the owner of 100% of the common shares of Samsung Corning Precision Materials, which we have consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials Co., Ltd. (“Corning Precision Materials”), the former Samsung Corning Precision Materials organization and operations were integrated into the Display Technologies segment in the first quarter of 2014.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes.  Significant estimates and assumptions in these consolidated financial statements include estimates of fair value associated with revenue recognition, restructuring charges, goodwill and long-lived asset impairment tests, estimates of acquired assets and liabilities, estimates of fair value of investments, equity interests, environmental and legal liabilities, income taxes and deferred tax valuation allowances, assumptions used in calculating pension and other postretirement employee benefit expenses and the fair value of stock based compensation.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Index

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

In addition, Corning also has contractual arrangements with certain customers in which we recognize revenue on a completed contract basis.  Revenues under the completed-contract method are recognized upon substantial completion, defined as acceptance by the customer and compliance with performance specifications as agreed upon in the contract.  The Company acts as a principal under the contracts, and recognizes revenues with corresponding cost of revenues on a gross basis for the full amount of the contract.

Other Income, Net

“Other income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Years ended December 31,
	2014	2013	2012

Royalty income from Samsung Corning Precision Materials		$56	$83
Foreign currency transaction and hedge gains, net	$1,352	500	8
Loss on retirement of debt			(26)
Foreign government subsidy	3	55
Other, net	39	56	18
Total	$1,394	$667	$83

Beginning in the first quarter of 2014, due to the Acquisition and consolidation of Samsung Corning Precision Materials (now Corning Precision Materials), royalty income from Corning Precision Materials is no longer recognized in Corning’s consolidated statements of income.

Included in the line item Foreign currency transaction and hedge gains, net, for the years ended December 31, 2014 and 2013 is the impact of purchased collars and average forward contracts which hedge our translation exposure resulting from movements in the Japanese yen and its impact on our net earnings.  In the years ended December 31, 2014 and 2013, we recorded net pre-tax gains on our yen-denominated hedging programs in the amount of $1,406 million and $435 million, respectively, which included $344 million and $110 million of realized gains, respectively.  These gains were driven by the mark-to-market of the purchased collars and average forward contracts, and occurred due to the depreciation in the 2014 and 2013 exchange rates for the Japanese yen versus the U.S. dollar of 14% and 22%, respectively.  The gross notional value outstanding for purchased collars and average rate forward contracts was $9.8 billion at December 31, 2014 and $6.8 billion at December 31, 2013.

In the second quarter of 2014, following the Acquisition, we entered into a portfolio of zero cost collars to hedge our exposure to movements in the Korean won and its impact on our net earnings.  These zero cost collars have a gross notional value outstanding at December 31, 2014 of $2.3 billion, and began settling quarterly in the third quarter of 2014 and will conclude at the end of 2015.  The net pre-tax loss on these zero cost collars, which is also included in the line item Foreign currency transaction and hedge gains, net, was $37 million for the twelve months ended December 31, 2014, and included $6 million of realized losses.

Research and Development Costs

Research and development costs are charged to expense as incurred.  Research and development costs totaled $701 million in 2014, $613 million in 2013 and $651 million in 2012.

Index

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

Supplemental disclosure of cash flow information follows (in millions):
	Years ended December 31,
	2014	2013	2012
Non-cash transactions:
Accruals for capital expenditures	$358	$185	$240
Cash paid for interest and income taxes:
Interest (1)	$171	$182	$178
Income taxes, net of refunds received	$577	$469	$355

(1)
Included in this amount are approximately $40 million, $35 million and $74 million of interest costs that were capitalized as part of property, plant and equipment, net in 2014, 2013 and 2012, respectively.

Short-Term Investments

Our short-term investments consist of available-for-sale securities that are stated at fair value.  Consistent with Corning’s cash investment policy, our short-term investments consist primarily of fixed-income securities.  Preservation of principal is the primary principle of our cash investment policy that is carried out by limiting interest rate, reinvestment, security, quality and event risk.  Our investments are generally liquid and all are investment grade quality.  The portfolio is invested predominantly in U.S. Treasury securities and quality money market funds.  Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.  Realized gains and losses are recorded in other income (expense), net.

Index

1.      Summary of Significant Accounting Policies (continued)

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

Property, Plant and Equipment, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost.  Depreciation is based on estimated useful lives of properties using the straight-line method.  Except as described in Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements related to accelerated depreciation arising from restructuring programs and Note 9 (Property, Plant and Equipment, Net of Accumulated Depreciation) of the Consolidated Financial Statements related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

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

Index

1.      Summary of Significant Accounting Policies (continued)

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

Employee Retirement Plans

Corning offers employee retirement plans consisting of defined benefit pension plans covering certain domestic and international employees and postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents.  The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care trend rates.  The cost of providing plan benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation.

Costs for our defined benefit pension plans consist of two elements:  1) on-going costs recognized quarterly, which are comprised of service and interest costs, expected return on plan assets and amortization of prior service costs; and 2) mark-to-market gains and losses outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, which are recognized annually in the fourth quarter of each year.  These gains and losses result from changes in actuarial assumptions for discount rates and the differences between actual and expected return on plan assets.  Any interim remeasurements triggered by a curtailment, settlement or significant plan changes, as well as any true-up to the annual valuation, are recognized as a mark-to-market adjustment in the quarter in which such event occurs.

Costs for our postretirement benefit plans consist of on-going costs recognized quarterly, and are comprised of service and interest costs, amortization of prior service costs and amortization of actuarial gains and losses.  We recognize the actuarial gains and losses resulting from changes in actuarial assumptions for discount rates as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis and amortize them into our operating results over the average remaining service period of employees expected to receive benefits under the plans, to the extent such gains and losses are outside of the corridor.

Index

1.      Summary of Significant Accounting Policies (continued)

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for more detail.

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

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions.  With minor exceptions, no provision is made for U.S. income taxes on the undistributed earnings of wholly-owned foreign subsidiaries because substantially all such earnings are indefinitely reinvested in those companies.  Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year in which the earnings are no longer indefinitely reinvested in those subsidiaries.

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

For an equity investment with impairment indicators, we measure fair value on the basis of discounted cash flows or other appropriate valuation methods, depending on the nature of the company involved.  If it is probable that we will not recover the carrying amount of our investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly.  We require our material equity method affiliates to provide audited financial statements.  Consequently, adjustments for asset recoverability are included in equity earnings.  We also utilize these financial statements in our recoverability assessment.

Fair Value of Financial Instruments

Major categories of financial assets and liabilities, including short-term investments, other assets and derivatives are measured at fair value on a recurring basis.  Certain assets and liabilities including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis.

Index

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

Derivative Instruments

We participate in a variety of foreign exchange forward contracts and foreign exchange option contracts entered into in connection with the management of our exposure to fluctuations in foreign exchange rates.  We utilize interest rate swaps to reduce the risk of changes in a benchmark interest rate from the probable forecasted issuance of debt and to swap fixed rate interest payments into floating rate interest payments. These financial exposures are managed in accordance with corporate policies and procedures.

All derivatives are recorded at fair value on the balance sheet.  Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are not recognized in current operating results but are recorded in accumulated other comprehensive income.  Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings.  This reclassification is recorded in the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales, royalties, or cost of sales.  Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by the change in the fair value of the hedged item.  Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings in the other income, net line of the consolidated statement of operations.

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

2.      Restructuring, Impairment and Other Charges

2014 Activity

For the year ended December 31, 2014, we recorded charges of $71 million for workforce reductions, asset disposals and write-offs, and exit costs for restructuring activities with total cash expenditures estimated to be $51 million.

The following table summarizes the restructuring, impairment and other charges as of and for the year ended December 31, 2014 (in millions):
	Reserve at January 1, 2014	Net Charges/ Reversals	Non cash adjustments	Cash payments	Reserve at December 31, 2014
Restructuring:
Employee related costs	$36	$48	$(9)	$(31)	$44
Other charges (credits)	8	1	(1)	(8)
Total restructuring activity	$44	$49	$(10)	$(39)	$44

Impairment charges and disposal of long-lived assets		$22

Total restructuring, impairment and other charges		$71

Index

2.      Restructuring, Impairment and Other Charges (continued)

Cash payments for employee-related and exit activity related to the 2014 restructuring actions are expected to be substantially completed in 2015.

The year-to-date cost of these plans for each of our reportable segments was as follows (in millions):
Operating segment	Employee- related and other charges
Display Technologies	$50
Optical Communications	17
Specialty Materials	1
Life Sciences	1
Corporate and All Other	2
Total restructuring, impairment and other charges	$71

2013 Activity

Corning implemented a corporate-wide restructuring plan within several of our segments in the fourth quarter of 2013, consisting of workforce reductions, asset disposals and write-offs, and exit costs.  We recorded charges of $67 million associated with these actions, with total cash expenditures expected to be approximately $40 million.

The following table summarizes the restructuring, impairment and other charges as of and for the year ended December 31, 2013 (in millions):
	Reserve at January 1, 2013	Net Charges/ Reversals	Non cash adjustments	Cash payments	Reserve at December 31, 2013
Restructuring:
Employee related costs	$38	$34	$(4)	$(32)	$36
Other charges (credits)	4	7		(3)	8
Total restructuring activity	$42	$41	$(4)	$(35)	$44

Impairment charges and disposal of long-lived assets:		$26

Total restructuring, impairment and other charges		$67

Cash payments for employee-related and exit activity related to the 2013 corporate-wide restructuring plan were substantially completed in 2014.

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

Index

2.      Restructuring, Impairment and Other Charges (continued)

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

Cash payments for employee-related costs related to the 2012 corporate-wide restructuring plan were substantially completed in 2013.  Cash payments for exit activities were completed in 2012.

3.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale securities (in millions):
	Amortized cost December 31,		Fair value December 31,
	2014	2013	2014	2013
Bonds, notes and other securities:
U.S. government and agencies	$759	$530	$759	$531
Total short-term investments	$759	$530	$759	$531
Asset-backed securities	$42	$46	$38	$38
Total long-term investments	$42	$46	$38	$38

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

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2014 (in millions):
Less than one year	$440
Due in 1-5 years	319
Due in 5-10 years
Due after 10 years (1)	38
Total	$797

(1)	Included in the maturity table is $38 million of asset-based securities that mature over time.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.

Index

3.      Available-for-Sale Investments (continued)

The following tables provide the fair value and gross unrealized losses of the Company’s investments and unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:
(in millions)	Number of securities in a loss position	December 31, 2014
		12 months or greater		Total
		Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$37	$(4)	$37	$(4)
Total long-term investments	21	$37	$(4)	$37	$(4)

(1)	Unrealized losses in securities less than 12 months were not significant.

(in millions)	Number of securities in a loss position	December 31, 2013
		12 months or greater		Total
		Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	20	$38	$(8)	$38	$(8)
Total long-term investments	20	$38	$(8)	$38	$(8)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of December 31, 2014 and 2013, for securities that have credit losses, an unrealized loss on other than temporary impaired securities of $4 million and $6 million, respectively, is recognized in accumulated other comprehensive income.

Proceeds from sales and maturities of short-term investments totaled $1.2 billion, $2 billion and $2.3 billion in 2014, 2013 and 2012, respectively.

4.      Significant Customers

For 2014, Corning’s sales to Samsung Display Co. Ltd., a customer of our Display Technologies segment, represented 14% of the Company’s consolidated net sales.  In 2013, Corning’s sales to AU Optronics Corporation, a customer of our Display Technologies segment, represented 10% of the Company’s consolidated net sales.  In 2012, no customers met or exceeded 10% of Corning’s consolidated net sales.

5.      Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):
	December 31,
	2014	2013
Finished goods	$486	$486
Work in process	255	234
Raw materials and accessories	302	311
Supplies and packing materials	279	239
Total inventories, net of inventory reserves	$1,322	$1,270

6.      Income Taxes

Income before income taxes follows (in millions):
	Years ended December 31,
	2014	2013	2012

U.S. companies	$2,384	$1,274	$382
Non-U.S. companies	1,184	1,199	1,593
Income before income taxes	$3,568	$2,473	$1,975

Index

6.      Income Taxes (continued)

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):
	Years ended December 31,
	2014	2013	2012
Current:
Federal	$38	$3	$(4)
State and municipal	32	12	3
Foreign	414	308	321
Deferred:
Federal	411	112	143
State and municipal	(9)	50	(8)
Foreign	210	27	(116)
Provision for income taxes	$1,096	$512	$339

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:
	Years ended December 31,
	2014		2013		2012
Statutory U.S. income tax rate	35.0%		35.0%		35.0%
State income tax (benefit), net of federal effect	4.9	(8)	0.6		0.2
Tax holidays (1)	(0.4)		(1.2)		(1.7)
Investment and other tax credits (2)	(0.3)		(2.0)		(1.1)
Rate difference on foreign earnings	(8.3)		(7.9)	(4)	(2.0)
Equity earnings impact (3)	(2.0)		(6.6)		(13.6)
Valuation allowances	0.7	(6)	3.1	(5)	(0.1)
Other items, net	1.1	(7)	(0.3)		0.5
Effective income tax (benefit) rate	30.7%		20.7%		17.2%

(1)
Primarily related to a subsidiary in Taiwan operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2018).  The impact of tax holidays on net income per share on a diluted basis was $0.01 in 2014, $0.02 in 2013 and $0.02 in 2012.

(2)	Primarily related to research and development and other credits in the U.S.
(3)
Equity in earnings of nonconsolidated affiliates reported in the financials net of tax.  The decrease from 2012-2013 was driven by significantly lower earnings from Samsung Corning Precision Materials and from 2013-2014 the change of Samsung Corning Precision Materials from an equity company to a consolidated entity.

(4)
In 2013, $74 million of tax benefit increase was due to $37 million expense recorded in 2012 that was reversed in the first quarter of 2013 as a result of the retroactive application of the American Taxpayer Relief Act enacted on January 3, 2013.  In 2013, the additional increase in the benefit was attributable to excess foreign tax credits realized in U.S. from a taxable intercompany loan.

(5)	Primarily related to change in judgment on the realizability of Australia and certain state deferred tax assets.
(6)
$177 million tax expense related to change in judgment on the realizability of Germany and Japan deferred tax assets is partially offset with benefit from state deferred tax asset valuation allowance reductions, including the valuation allowance relating to the New York State attribute reduction discussed in (8) below.

(7)
Includes in 2014, $9 million benefit for domestic manufacturing deduction and $46 million of tax expense related to out of period transfer pricing adjustments.  The impact of these corrections is not material to any individual period previously presented.

(8)	Includes $100 million tax expense related to the write-off of New York State tax attributes for a state law change that were offset with full valuation allowance.

Index

6.      Income Taxes (continued)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):
	December 31,
	2014	2013

Loss and tax credit carryforwards	$1,235	$1,788
Other Assets	69	63
Asset impairments and restructuring reserves	170	172
Postretirement medical and life benefits	312	290
Fixed assets		85
Other accrued liabilities	246	320
Other employee benefits	473	387
Gross deferred tax assets	2,505	3,105
Valuation allowance	(298)	(286)
Total deferred tax assets	2,207	2,819
Intangible and other assets	(152)	(321)
Fixed assets	(299)
Total deferred tax liabilities	(451)	(321)
Net deferred tax assets	$1,756	$2,498

The net deferred tax assets are classified in our consolidated balance sheets as follows (in millions):
	December 31,
	2014	2013
Current deferred tax assets	$248	$278
Non-current deferred tax assets	1,889	2,234
Current deferred tax liabilities	(5)	(1)
Non-current deferred tax liabilities	(376)	(13)
Net deferred tax assets	$1,756	$2,498

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2014 follow (in millions):
		Expiration
	Amount	2015-2019	2020-2024	2025-2034	Indefinite
Net operating losses	$423	$92	$120	$20	$191
Capital losses	9	9
Tax credits	803	62	672	38	31
Totals as of December 31, 2014	$1,235	$163	$792	$58	$222

The recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable.  Cumulative tax benefits totaling $236 million will be recorded in additional paid-in-capital when credit carry forwards are utilized and the windfall tax benefit can be realized.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized.  Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss and state tax net operating loss carry forwards, as well as other foreign net operating loss carryforwards, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire.  U.S. profits of approximately $5.1 billion will be required to fully realize the U.S. deferred tax assets as of December 31, 2014, of which $110.3 million will be required over the next 20 years to realize the deferred tax assets related to general business credits and $2.1 billion of foreign sourced income will be required over the next 10 years to fully realize the deferred tax assets associated with foreign tax credits.  The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2014 and 2013 was $298 million and $286 million, respectively.

Index

6.      Income Taxes (continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):
	2014	2013
Balance at January 1	$15	$16
Additions based on tax positions related to the current year		1
Additions for tax positions of prior years	5
Reductions for tax positions of prior years
Settlements and lapse of statute of limitations	(10)	(2)
Balance at December 31	$10	$15

Included in the balance at December 31, 2014 and 2013 are $5 million and $7 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense.  For the years ended December 31, 2014, 2013 and 2012, the amounts recognized in interest expense and income were immaterial.  The amounts accrued at December 31, 2014 and 2013 for the payment of interest and penalties were not significant.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned of its U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns.  All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS).  The statute for all years from 2004 forward will remain open until the statute closes for the return in which the NOL carryovers generated in 2004 and 2005 are fully utilized.  The statute for U.S. foreign tax and research and experimentation credit carryforwards generated through 2013 will also remain open until the statute closes for the returns in which the credits are utilized.

Corning Incorporated and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years.  Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations.  Generally, these countries have statutes of limitations ranging from 3 to 7 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2009 onward), Taiwan (2013 onward) and South Korea (2010 onward).

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of approximately $10 million of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws, derivative contract settlements or the development of tax planning ideas that allow us to repatriate earnings at minimal or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  As of December 31, 2014, taxes have not been provided on approximately $10.3 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

Index

7.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)			December 31,
				2014	2013
Affiliated companies accounted for by the equity method
Samsung Corning Precision Materials (2)					$3,709
Dow Corning		50%		$1,325	1,420
All other	20%	to	50%	452	390
				1,777	5,519
Other investments				24	18
Total				$1,801	$5,537

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies at December 31, 2014. Corning does not control any of such entities.
(2)	On January 15, 2014 Corning acquired the remaining equity interests of Samsung Corning Precision Materials, resulting in 100% ownership of this entity.

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):
	Years ended December 31,
	2014		2013	2012

Statement of operations (1)(2):
Net sales		$7,124	$8,526	$9,957
Gross profit		$1,701	$2,655	$3,628
Net income		$647	$1,135	$1,541
Corning’s equity in earnings of affiliated companies		$266	$547	$810

Related party transactions:
Corning sales to affiliated companies		$13	$13	$50
Corning purchases from affiliated companies		$25	$189	$167
Corning transfers of assets, at cost, to affiliated companies (3)	$		$37	$55
Dividends received from affiliated companies		$130	$629	$1,089
Royalty income from affiliated companies		$2	$57	$84
Corning services to affiliates			$2	$24

	December 31,
	2014	2013
Balance sheet (1)(2):
Current assets	$5,432	$8,416
Noncurrent assets	$6,864	$12,220
Short-term borrowings, including current portion of long-term debt	$7	$79
Other current liabilities	$1,630	$1,886
Long-term debt	$950	$937
Other long-term liabilities	$5,143	$6,502
Non-controlling interest	$634	$619

Related party transactions:
Balances due from affiliated companies	$19	$45
Balances due to affiliated companies	$2	$5

(1)	2013 and 2012 amounts include Samsung Corning Precision Materials.
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

(3)	In 2013 and 2012, Corning purchased machinery and equipment on behalf of Samsung Corning Precision Materials to support its capital expansion initiatives.

Index

7.	Investments (continued)

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

At December 31, 2014, approximately $1.9 billion of equity in undistributed earnings of equity companies was included in our retained earnings.

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

As further discussed in Note 8 (Acquisition), on January 15, 2014, Corning completed the acquisition of the common shares of Samsung Corning Precision Materials previously held by Samsung Display.  As a result of these transactions, Corning became the owner of 100% of the common shares of Samsung Corning Precision Materials, which was consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials, the former Samsung Corning Precision Materials organization and operations were integrated into the Display Technologies segment in the first quarter of 2014.

Dow Corning
Dow Corning is a U.S.-based manufacturer of silicone products.  Corning and Dow Chemical each own half of Dow Corning.

Dow Corning’s financial position and results of operations follow (in millions):
	Years ended December 31,
	2014	2013	2012

Statement of operations:
Net sales	$6,221	$5,711	$6,119
Gross profit (1)	$1,543	$1,280	$1,413
Net income attributable to Dow Corning	$513	$376	$181
Corning’s equity in earnings of Dow Corning	$252	$196	$90

Related party transactions:
Corning purchases from Dow Corning	$15	$22	$23
Dividends received from Dow Corning	$125	$100	$100

	December 31,
	2014	2013
Balance sheet:
Current assets	$4,712	$3,996
Noncurrent assets	$6,433	$8,306
Short-term borrowings, including current portion of long-term debt	$7	$79
Other current liabilities	$1,441	$1,267
Long-term debt	$945	$937
Other long-term liabilities	$5,125	$6,240
Non-controlling interest	$634	$606

(1)	Gross profit for the year ended December 31, 2014 includes R&D cost of $273 million (2013: $248 million and 2012: $281 million).

Index

7.	Investments (continued)

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

Due to the conditions and uncertainties during 2012 described above, sales volume declined and production levels of certain operating assets were reduced.  As a result, in the fourth quarter of 2012, Dow Corning determined that a polycrystalline silicon plant expansion previously delayed since the fourth quarter of 2011 would no longer be economically viable and made the decision to abandon this expansion activity.  The abandonment resulted in an impairment charge of $57 million, before tax, for Corning’s share of the write down in the value of these construction-in-progress assets.  Further, the startup of another polycrystalline silicon plant expansion that was expected to begin production in 2013 was delayed and its assets were idled.

In July 2012, the MOFCOM initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers.  The petition alleged that producers within these countries exported solar-grade polycrystalline silicon to China at less than fair value and that production of solar-grade polycrystalline silicon in the U.S. has been subsidized by the U.S. government.  On July 18, 2013, MOFCOM announced its preliminary determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping by producers in the U.S. and Korea.  The Chinese authorities imposed provisional antidumping duties on producers in the U.S. and Korea ranging from 2.4% to 57.0%, including duties of 53.3% on future imports of solar-grade polycrystalline silicon product from the Dow Corning subsidiary into China.  On September 16, 2013, the Chinese authorities imposed provisional countervailing duties of 6.5% on solar grade polycrystalline silicon products from the Dow Corning subsidiary.  On January 20, 2014, MOFCOM issued a final determination.  The final determination resulted in no change to the antidumping duties, and the countervailing duties were reduced to 2.1%.  The requirement for customers to pay provisional duties on imports from solar-grade polycrystalline silicon producers became effective on July 24, 2013 for the antidumping duties and on September 20, 2013 for the countervailing duties, adjusted for the final determination.  Dow Corning will not be subject to duties for previous sales.

In December 2014, Dow Corning determined its polycrystalline silicon plant expansion which was delayed in the fourth quarter of 2012, would not be economically viable and made the decision to permanently abandon the assets.  This decision was made after review of sustained adverse market conditions and continued oversupply, the cost of operating the facility and the ongoing impact of tariffs on polycrystalline silicon imported into China.  The decision to permanently cease use of these assets resulted in Dow Corning taking a pre-tax charge of approximately $1.5 billion in the fourth quarter of 2014 (Corning’s share after-tax: $465 million).  As a result of the significant change in the use of this asset, Dow Corning assessed whether the carrying value of all polycrystalline silicon assets might be impaired.  Dow Corning’s estimates of future undiscounted cash flows indicated the polycrystalline silicon asset group was recoverable.

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

On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the “Plan”) which provided for the settlement or other resolution of implant claims.  Under the Plan, Dow Corning established and agreed to fund a products liability settlement program (the “Settlement Facility”).  The Plan contains a cap on the amount of payments required from Dow Corning to fund the Settlement Facility.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Facility, and approximately $1.3 billion has been paid to claimants out of the Settlement Facility.  Dow Corning’s recorded liability related to implant matters (“Implant Liability”) was approximately $1.7 billion at September 30, 2014, representing Dow Corning’s estimated remaining obligation for future funding of the Settlement Facility.

Index

7.	Investments (continued)

During the fourth quarter of 2014, Dow Corning, with the assistance of a third-party advisor, developed an estimate of the future Implant Liability based on evidence that the actual funding required for the Settlement Facility is expected to be lower than the full funding cap set forth in the Plan.  On December 12, 2014, Dow Corning reduced its Implant Liability by approximately $1.3 billion (Corning’s share after-tax: $393 million).  Previously, the Implant Liability was based on the full funding cap set forth in the Plan.  The revised Implant Liability reflects Dow Corning’s best estimate of its remaining obligations under the Plan.  Should events or circumstances occur in the future which change Dow Corning’s estimate of the remaining funding obligations, the Implant Liability will be revised.  This adjustment does not affect Dow Corning’s commitment or ability to fulfill its obligations under the settlement, and all claims that qualify under the settlement will be paid according to the terms of the Plan.

As a separate matter arising from its bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of December 31, 2014, Dow Corning has estimated the potential liability to these creditors to be within the range of $99 million to $324 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $99 million, net of applicable tax benefits.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Dow Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

Pittsburgh Corning Corporation and Asbestos Litigation.  Corning and PPG Industries, Inc. (“PPG”) each own 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim.  Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC’s asbestos products.

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).  On September 30, 2014, the United States District Court for the Western District of Pennsylvania (the “District Court”) affirmed the Bankruptcy Court’s decision confirming the Amended PCC Plan.  On October 30, 2014, one of the objectors to the Plan appealed the District Court’s affirmation of the Plan to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”), and that appeal is currently being scheduled for briefing.  It will likely take many months for the Third Circuit Court of Appeals to render its decision.

Under the Plan as affirmed by the Bankruptcy Court and affirmed by the District Court, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value.  Corning has the option to use its shares rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Plan requires Corning to make: (1) one payment of $70 million one year from the date the Plan becomes effective and certain conditions are met; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

Index

7.	Investments (continued)

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,300 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case.  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”).  The stay remains in place as of the date of this filing.  Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed by the District Court and the Third Circuit Court of Appeals.  These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date.  As of December 31, 2014, Corning had received for these cases approximately $19 million in insurance payments related to those claims.  If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is finally affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning.  Corning has recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $681 million at December 31, 2014, compared with an estimate of liability of $690 million at December 31, 2013.  The $681 million liability is comprised of $241 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos litigation, all referenced in the preceding paragraphs.  With respect to the PCE liability, at December 31, 2014 and 2013, the fair value of $241 million and $250 million of our interest in PCE significantly exceeded its carrying value of $162 million and $167 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  For the years ended December 31, 2014 and 2013, Corning recorded asbestos litigation income of $9 million and expense of $19 million, respectively.  The entire obligation is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

8.      Acquisition

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

The Acquisition was accounted for under the purchase method of accounting in accordance with business combination accounting guidance.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value on the date of Acquisition.  The fair value was determined based on the fair value of consideration transferred for the remaining equity interest of Samsung Display’s shares.

Index

8.      Acquisition (continued)

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

The Acquisition also includes a contingent consideration arrangement that potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Samsung Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million at date of acquisition and $445 million at December 31, 2014 was estimated by applying an option pricing model using the Company’s projections of Corning Precision Materials’ future revenues.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  Corning recorded $249 million of pre-tax reductions in Selling, general and administrative expenses for the year ended December 31, 2014 to reflect the increase in the fair value of the potential receipt of the contingent consideration.

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

Index

8.      Acquisition (continued)

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

Index

8.      Acquisition (continued)

The following table summarizes the amounts of identified assets acquired and liabilities assumed at acquisition date and recorded measurement period adjustments.  Corning has completed its accounting for the Acquisition and its review of deferred taxes.

Recognized amounts of identified assets acquired and liabilities assumed (in millions):
Cash and cash equivalents (1)	$133
Trade receivables (3)	357
Inventory (3)	105
Property, plant and equipment (3)	3,595
Other current and non-current assets (3)	71
Debt – current	(32)
Accounts payable and accrued expenses (3)	(357)
Other current and non-current liabilities (3)	(294)
Total identified net assets (3)	3,578
Non-controlling interests	15
Fair value of Samsung Corning Precision Materials on acquisition date	(3,718)
Goodwill (2)(3)	$125

(1)	Cash and cash equivalents are presented net of the 2014 dividend distributed subsequent to the Acquisition, in the amount of $2.8 billion.
(2)	The goodwill recognized is not deductible for U.S. income tax purposes. The goodwill was allocated to the Display Technologies segment.
(3)
During 2014, the Company recorded total measurement period adjustments of $60 million for the Acquisition of Corning Precision Materials primarily related to accrual of contingent liabilities and employee benefit obligations.

The goodwill is primarily attributable to the workforce of the acquired business and the synergies expected to result from the integration of Corning Precision Materials.  Acquisition-related costs of $93 million in the year ended December 31, 2014 included costs for post-Acquisition compensation expense, legal, accounting, valuation and other professional services and were included in selling, general and administrative expenses in the Consolidated Statements of Income.  Since the date of acquisition, the consolidation of Corning Precision Materials added $1,761 million to Net sales.  The impact to Net income of the consolidation of Corning Precision Materials is impracticable to calculate due to the level of integration within the Display Technologies segment and the significant amount of estimates that would be required.

Unaudited Pro Forma Financial Information

The unaudited pro forma combined consolidated statement of income for the year ended December 31, 2013, was derived from the unaudited financial statements of Corning and Samsung Corning Precision Materials for the year ended December 31, 2013, and is presented to show how Corning might have appeared had the Acquisition occurred as of January 1, 2013.

The unaudited pro forma combined consolidated financial information was prepared pursuant to the rules and regulations of the SEC.  The unaudited pro forma adjustments reflecting the Acquisition have been prepared in accordance with the business combination accounting guidance and reflect the allocation of the purchase price to the acquired assets and liabilities based upon the fair values, using the assumptions set forth above.

Unaudited Pro Forma Financial Information (in millions, except per share data):
Twelve months ended December 31, 2013
Net sales	$9,871
Net income attributable to Corning Incorporated – basic earnings per share	$2,327
Net income – attributable to Corning Incorporated – diluted earnings per share	$2,425
Earnings per common share attributable to common shareholders
Basic	$1.60
Diluted	$1.54
Shares used in computing per share amounts
Basic	1,452
Diluted	1,577

There were no other significant acquisitions for the year ended December 31, 2014.

Index

8.      Acquisition (continued)

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

9.      Property, Plant and Equipment, Net of Accumulated Depreciation

Property, plant and equipment, net of accumulated depreciation follow (in millions):
	December 31,
	2014	2013
Land	$458	$121
Buildings	5,470	4,175
Equipment	13,848	12,286
Construction in progress	1,322	1,084
	21,098	17,666
Accumulated depreciation	(8,332)	(7,865)
Total	$12,766	$9,801

The increase in Property, plant and equipment, net of accumulated depreciation in 2014 is primarily driven by the Acquisition of Samsung Corning Precision Materials, which added $3.6 billion to this balance at acquisition.

Approximately $40 million, $35 million and $74 million of interest costs were capitalized as part of Property, plant and equipment, net of accumulated depreciation, in 2014, 2013 and 2012, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At December 31, 2014 and 2013, the recorded value of precious metals totaled $3.1 billion and $2.2 billion, respectively.  Depletion expense for precious metals in the years ended December 31, 2014, 2013 and 2012 was $21 million, $20 million and $20 million, respectively.  The consolidation of Corning Precision Materials added approximately $1.1 billion in precious metals and approximately $4 million of depletion expense for the year ended December 31, 2014.

Index

10.      Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2014 and 2013 were as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2012	$209	$9	$150	$606	$974
Acquired goodwill (2)	32				32
Measurement period adjustment (1)				(4)	(4)
Foreign currency translation adjustment	(1)			1
Balance at December 31, 2013	$240	$9	$150	$603	$1,002
Acquired goodwill (3)		68	54		122
Measurement period adjustment (4)		60			60
Foreign currency translation adjustment	(2)	(3)	(6)	(23)	(34)
Balance at December 31, 2014	$238	$134	$198	$580	$1,150

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
(3)
The Company recorded the Acquisition of Samsung Corning Precision Materials and a small acquisition in the Specialty Materials segment in the first quarter of 2014.  Refer to Note 8 (Acquisition) to the Consolidated Financial Statements for additional information on the Acquisition of Samsung Corning Precision Materials.

(4)
In the year ended December 31, 2014, the Company recorded measurement period adjustments of $60 million for the Acquisition of Samsung Corning Precision Materials primarily related to the accrual of contingent liabilities and employee benefit obligations.

Corning’s gross goodwill balance for the fiscal years ended December 31, 2014 and 2013 were $7.6 billion and $7.5 billion, respectively.  Accumulated impairment losses were $6.5 billion for the fiscal years ended December 31, 2014 and 2013, respectively, and were generated entirely through goodwill impairments related to the Optical Communications segment.

Other Intangible Assets

Other intangible assets follow (in millions):
	December 31,
	2014			2013
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Amortized intangible assets:
Patents, trademarks & trade names	$302	$149	$153	$290	$138	$152
Customer list and other	411	67	344	436	48	388

Total	$713	$216	$497	$726	$186	$540

Amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets decreased by $43 million during the year ended December 31, 2014, primarily due to amortization of $33 million and foreign currency translation adjustments of $17 million, offset by a small acquisition.

Amortization expense related to these intangible assets is estimated to be $33 million for 2015 and $32 million annually from 2016 to 2019.

Index

11.	Other Assets and Other Liabilities

Other assets follow (in millions):
	December 31,
	2014	2013
Current assets:
Derivative instruments	$687	$372
Other current assets	412	483
Other current assets	$1,099	$855

Non-current assets:
Derivative instruments	$847	$90
Contingent consideration asset	445
Other non-current assets	430	383
Other assets	$1,722	$473

Other liabilities follow (in millions):
	December 31,
	2014	2013
Current liabilities:
Wages and employee benefits	$562	$445
Income taxes	106	139
Other current liabilities	623	370
Other accrued liabilities	$1,291	$954

Non-current liabilities:
Asbestos litigation	$681	$690
Other non-current liabilities	1,365	793
Other liabilities	$2,046	$1,483

Asbestos Litigation

Corning and PPG each own 50% of the capital stock of PCC.  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $681 million at December 31, 2014, compared with an estimate of liability of $690 million at December 31, 2013.  The $681 million liability is comprised of $241 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos litigation, all referenced in the preceding paragraphs.  With respect to the liability for other asbestos litigation, the estimated liability for non-PCC claims represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  The entire obligation is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).  Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information on the asbestos litigation.

Index

12.	Debt

(In millions)
	December 31,
	2014	2013

Current portion of long-term debt	$36	$21

Long term debt
Debentures, 8.875%, due 2016	$66	$67
Debentures, 1.45%, due 2017	250	250
Debentures, 6.625%, due 2019	243	238
Debentures, 4.25%, due 2020	287	276
Debentures, 8.875%, due 2021	69	70
Debentures, 3.70%, due 2023	249	249
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	99	99
Debentures, 6.85%, due 2029	170	172
Debentures, callable, 7.25%, due 2036	249	249
Debentures, 4.70%, due 2037	250	250
Debentures, 5.75%, due 2040	398	398
Debentures, 4.75%, due 2042	499	499
Other, average rate 4.94%, due through 2042	389	431
Total long term debt	3,263	3,293
Less current portion of long-term debt	36	21
Long-term debt	$3,227	$3,272

At December 31, 2014 and 2013, the weighted-average interest rate on current portion of long-term debt was 2.5% and 2.6%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.6 billion at December 31, 2014 and $3.5 billion at December 31, 2013.  The measurement of the fair value of long term debt was determined using Level 2 inputs.

The following table shows debt maturities by year at December 31, 2014 (in millions)*:
2015	2016	2017	2018	2019	Thereafter

$36	$71	$257	$3	$253	$2,639

*Excludes interest rate swap gains and bond discounts.

Debt Issuances and Retirements

2014
•
In the third quarter of 2014, we amended and restated our existing revolving credit facility.  The amended facility provides a $2 billion unsecured multi-currency line of credit and expires on September 30, 2019.  At December 31, 2014, there were no outstanding amounts on this credit facility.  The facility includes affirmative and negative covenants that Corning must comply with, including a leverage (debt to capital ratio) financial covenant.  As of December 31, 2014, we were in compliance with all of the covenants.

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

Index

12.	Debt (continued)

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

•	In the fourth quarter of 2012, we completed the following debt-related transactions:
o	We issued $250 million of 1.45% senior unsecured notes that mature on November 15, 2017. The net proceeds of $248 million from the offering were used for general corporate purposes.
o
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

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets.  In 2014, we made voluntary cash contributions of $85 million to our domestic defined benefit pension plan and contributed $45 million to our international pension plans.  In 2013, we did not contribute to our domestic defined benefit pension plan and contributed $5 million to our international pension plans.  Although we will not be subject to any mandatory contributions in 2015, we anticipate making voluntary cash contributions of up to $65 million to our domestic pension plan and up to $28 million to our international pension plans in 2015.

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

Index

13.      Employee Retirement Plans (continued)

Obligations and Funded Status
The change in benefit obligation and funded status of our employee retirement plans follows (in millions):
	Total pension benefits		Domestic pension benefits		International pension benefits
December 31,	2014	2013	2014	2013	2014	2013

Change in benefit obligation
Benefit obligation at beginning of year	$3,300	$3,630	$2,844	$3,198	$456	$432
Service cost	82	70	55	60	27	10
Interest cost	160	131	137	115	23	16
Plan participants’ contributions	1	1	1	1
Acquisitions	103				103
Amendments	25		25
Actuarial loss (gain)	394	(362)	327	(368)	67	6
Other	(3)	2		2	(3)
Benefits paid	(207)	(177)	(167)	(164)	(40)	(13)
Foreign currency translation	(46)	5			(46)	5
Benefit obligation at end of year	$3,809	$3,300	$3,222	$2,844	$587	$456

Change in plan assets
Fair value of plan assets at beginning of year	$2,896	$2,975	$2,596	$2,684	$300	$291
Actual gain on plan assets	355	71	287	65	68	6
Employer contributions	147	20	97	10	50	10
Plan participants’ contributions	1	1	1	1
Acquisitions	97				97
Benefits paid	(207)	(177)	(167)	(164)	(40)	(13)
Foreign currency translation	(26)	6			(26)	6
Fair value of plan assets at end of year	$3,263	$2,896	$2,814	$2,596	$449	$300

Funded status at end of year
Fair value of plan assets	$3,263	$2,896	$2,814	$2,596	$449	$300
Benefit obligations	(3,809)	(3,300)	(3,222)	(2,844)	(587)	(456)
Funded status of plans	$(546)	$(404)	$(408)	$(248)	$(138)	$(156)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$47	$23		$15	$47	$8
Current liability	(41)	(15)	$(30)	(10)	(11)	(5)
Noncurrent liability	(552)	(412)	(378)	(253)	(174)	(159)
Recognized liability	$(546)	$(404)	$(408)	$(248)	$(138)	$(156)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$308	$132	$278	$83	$30	$49
Prior service cost (credit)	41	21	44	27	(3)	(6)
Amount recognized at end of year	$349	$153	$322	$110	$27	$43

The accumulated benefit obligation for defined benefit pension plans was $3.6 billion and $3.2 billion at December 31, 2014 and 2013, respectively.

Index

13.      Employee Retirement Plans (continued)

	Postretirement benefits
December 31,	2014	2013

Change in benefit obligation
Benefit obligation at beginning of year	$815	$987
Service cost	11	13
Interest cost	38	39
Plan participants’ contributions	7	14
Amendments	(5)	(4)
Actuarial loss (gain)	49	(178)
Other		5
Benefits paid	(56)	(61)
Medicare subsidy received	3	1
Foreign currency translation		(1)
Benefit obligation at end of year	$862	$815

Funded status at end of year
Fair value of plan assets	$0	$0
Benefit obligations	(862)	(815)
Funded status of plans	$(862)	$(815)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(48)	$(49)
Noncurrent liability	(814)	(766)
Recognized liability	$(862)	$(815)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$132	$82
Prior service credit	(27)	(29)
Amount recognized at end of year	$105	$53

The following information is presented for pension plans where the projected benefit obligation as of December 31, 2014 and 2013 exceeded the fair value of plan assets (in millions):
	December 31,
	2014	2013

Projected benefit obligation	$3,425	$447
Fair value of plan assets	$2,831	$20

In 2014, the fair value of plan assets exceeded the projected benefit obligation for the United Kingdom, the South Korea and one of the France pension plans.

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2014 and 2013 exceeded the fair value of plan assets (in millions):
	December 31,
	2014	2013

Accumulated benefit obligation	$479	$417
Fair value of plan assets	$17	$20

In 2014, the fair value of plan assets exceeded the accumulated benefit obligation for the United States, the United Kingdom, the South Korea and one of the France pension plans.

Index

13.      Employee Retirement Plans (continued)

The components of net periodic benefit expense for our employee retirement plans follow (in millions):
	Total pension benefits			Domestic pension benefits			International pension benefits
December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012

Service cost	$ 82	$ 70	$ 62	$ 55	$ 60	$ 53	$ 27	$10	$ 9
Interest cost	160	131	154	137	115	138	23	16	16
Expected return on plan assets	(174)	(169)	(161)	(159)	(158)	(151)	(15)	(11)	(10)
Amortization of prior service cost (credit)	6	5	8	7	6	9	(1)	(1)	(1)
Recognition of actuarial (gain) loss	29	(30)	217	4	(41)	187	25	11	30
Total net periodic benefit expense	$103	$ 7	$280	$ 44	$ (18)	$236	$ 59	$25	$44

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effects	$ (3)						$ (3)
Settlements	(2)						(2)
Current year actuarial loss (gain)	212	$(264)	$257	$198	$(274)	$218	14	$10	$39
Recognition of actuarial gain (loss)	(29)	30	(217)	(4)	41	(187)	(25)	(11)	(30)
Current year prior service cost	25		3	25		3
Amortization of prior service (cost) credit	(6)	(5)	(8)	(7)	(6)	(9)	1	1	1
Total recognized in other comprehensive (income) loss	$197	$(239)	$ 35	$212	$(239)	$ 25	$(15)	$ 0	$10

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$300	$(232)	$315	$256	$(257)	$261	$ 44	$25	$54

	Postretirement benefits
	2014	2013	2012

Service cost	$11	$13	$13
Interest cost	38	39	45
Amortization of net loss		15	15
Amortization of prior service credit	(6)	(6)	(6)
Total net periodic benefit expense	$43	$61	$67

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	$49	$(178)	$20
Amortization of actuarial loss		(15)	(16)
Current year prior service credit	(5)	(5)
Amortization of prior service credit	6	6	6
Total recognized in other comprehensive (income) loss	$50	$(192)	$10

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$93	$(131)	$77

Index

13.      Employee Retirement Plans (continued)

The Company expects to recognize $6 million of net prior service cost as a component of net periodic pension cost in 2015 for its defined benefit pension plans.  The Company expects to recognize $5 million of net loss and $6 million of net prior service credit as components of net periodic postretirement benefit cost in 2015.

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

Mortality is one of the key assumptions used in valuing liabilities of retirement plans.  It is used to assign a probability of payment for future plan benefits that are contingent upon participants’ survival.  To make this assumption, benefit plan sponsors typically use a base mortality table and an improvement scale that adjusts the rates of mortality for future anticipated changes to historical death rates.  For the past seven years, Corning has utilized the RP 2000 mortality table with improvement Scale AA in performing valuations of its U.S. pension and OPEB liabilities.  On October 27, 2014, the Society of Actuaries (“SOA”) published new mortality tables for benefit plan sponsors to consider when measuring their benefit plan costs and obligations.  These tables reflect the fact that life expectancies have improved since the last comprehensive study of mortality data was released in 2000.  In the fourth quarter of 2014, Corning undertook a review of its mortality assumption for its U.S. benefit plans to determine if an update to our current mortality table was appropriate.  Based on the findings of this analysis, Corning believes that the RP-2014 table adjusted for Corning’s experience with future improvements projected using scale BB-2D represents the best estimate of future mortality improvement for Corning’s U.S. benefit plans.   The impact of the mortality table change was an increase of $88 million to our pension obligation.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:
	Pension benefits
	Domestic			International			Postretirement benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.00%	4.75%	3.75%	3.21%	4.08%	4.48%	4.00%	4.75%	4.00%
Rate of compensation increase	3.50%	4.00%	4.00%	3.88%	3.85%	3.45%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:
	Pension benefits
	Domestic			International			Postretirement benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.75%	3.75%	4.75%	4.08%	4.48%	4.40%	4.75%	4.00%	4.75%
Expected return on plan assets	6.25%	6.00%	6.00%	4.12%	3.73%	6.01%
Rate of compensation increase	4.00%	4.00%	4.25%	3.85%	3.45%	3.44%

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes.  Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2014	2013
Health care cost trend rate assumed for next year	6.67%	7%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2020

Index

13.      Employee Retirement Plans (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):
	One-percentage-point increase	One-percentage-point decrease
Effect on annual total of service and interest cost	$ 4	$ (3)
Effect on postretirement benefit obligation	$49	$(41)

Plan Assets
Corning’s expected long-term rates of return on plan assets reflect the average rates of earnings expected on the funds invested to provide for the benefits included in our domestic and international projected benefit obligations.  We based these rates on asset/liability forecast modeling, which is based on our current asset allocation, the return and standard deviation for each asset class, current market conditions and transitions from current conditions to long-term returns.

The Company’s overall investment strategy is to obtain sufficient return to offset or exceed inflation and provide adequate liquidity to meet the benefit obligations of the pension plan.  Investments are made in public securities to ensure adequate liquidity to support benefit payments.  Domestic and international stocks and bonds provide diversification to the portfolio.  The target allocation range for global equity investment is 20%-25% which includes large, mid and small cap companies and investments in both developed and emerging markets.  The target allocation for bond investments is 60%, which predominately includes corporate bonds.  Long duration fixed income assets are utilized to mitigate the sensitivity of funding ratios to changes in interest rates.  The target allocation range for non-public investments in private equity and real estate is 5%-15%, and is used to enhance returns and offer additional asset diversification.  The target allocation range for commodities is 0%-5%, which provides some inflation protection to the portfolio.

The following tables provide fair value measurement information for the Company’s major categories of our domestic defined benefit plan assets:
		Fair value measurements at reporting date using
(in millions)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$310	$49	$261
International companies	327	78	249

Fixed income:
U.S. corporate bonds	1,720	166	1,554

Private equity (1)	192			$192
Real estate (2)	84			84
Cash equivalents	80	80
Commodities (3)	101		101
Total	$2,814	$373	$2,165	$276

(1)
This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in U.S. companies.  The inputs are valued by discounted cash flow analysis and comparable sale analysis.

(2)
This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S.  The inputs are valued by discounted cash flow analysis; comparable sale analysis and periodic external appraisals.

(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

Index

13.      Employee Retirement Plans (continued)

		Fair value measurements at reporting date using
(in millions)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$325	$216	$109
International companies	294	118	176

Fixed income:
U.S. corporate bonds	1,538	142	1,396

Private equity (1)	207			$207
Real estate (2)	93			93
Cash equivalents	39	39
Commodities (3)	100		100
Total	$2,596	$515	$1,781	$300

(1)
This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in U.S. companies.  The inputs are valued by discounted cash flow analysis and comparable sale analysis.

(2)
This category includes industrial, office, apartments, hotels, infrastructure, and retail investments which are limited partnerships predominately in the U.S.  The inputs are valued by discounted cash flow analysis; comparable sale analysis and periodic external appraisals.

(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps, and exchange traded funds.

The following tables provide fair value measurement information for the Company’s major categories of our international defined benefit plan assets:
		Fair value measurements at reporting date using
(in millions)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$6		$6
International companies	22		22

Fixed income:
International fixed income	361	$293	68

Insurance contracts	5			$5
Mortgages	7			7
Cash equivalents	48	48
Total	$449	$341	$96	$12

Index

13.      Employee Retirement Plans (continued)

		Fair value measurements at reporting date using
(in millions)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$6		$6
International companies	22		22

Fixed income:
International fixed income	245	$185	60

Insurance contracts	6			$6
Mortgages
Cash equivalents	21	21
Total	$300	$206	$88	$6

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2014 and 2013:
	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2014		Year ended December 2014
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2013	$207	$93	$0	$6

Actual return on plan assets relating to assets still held at the reporting date	31	8		1
Transfers in and/or out of level 3	(46)	(17)	7	(2)
Ending balance at December 31, 2014	$192	$84	$7	$5
	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2013		Year ended December 2013
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2012	$221	$103	$0	$6

Actual return on plan assets relating to assets still held at the reporting date	25	9
Transfers in and/or out of level 3	(39)	(19)
Ending balance at December 31, 2013	$207	$93	$0	$6

Credit Risk
61% of domestic plan assets are invested in long duration bonds.  The average rating for these bonds is A.  These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for asset-backed securities) would result in a decline in the value of the bonds.  These bonds are also subject to default risk.

Currency Risk
12% of domestic assets are valued in non-U.S. dollar denominated investments that are subject to currency fluctuations.  The value of these securities will decline if the U.S. dollar increases in value relative to the value of the currencies in which these investments are denominated.

Index

13.      Employee Retirement Plans (continued)

Liquidity Risk
10% of the domestic securities are invested in Level 3 securities.  These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.

At December 31, 2014 and 2013, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data
In 2015, we anticipate making voluntary cash contributions of approximately $65 million to our domestic defined benefit plan and approximately $28 million to our international defined benefit plans.

The following reflects the gross benefit payments that are expected to be paid for our domestic and international defined benefit pension plans, the postretirement medical and life plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):
Expected benefit payments
	Domestic pension benefits	International pension benefits	Postretirement benefits	Expected federal subsidy payments postretirement benefits
2015	$ 202	$ 27	$ 48	$ 2
2016	$ 185	$ 22	$ 49	$ 2
2017	$ 189	$ 23	$ 49	$ 3
2018	$ 194	$ 26	$ 48	$ 3
2019	$ 199	$ 26	$ 48	$ 3
2020-2024	$1,091	$165	$239	$15

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements.  Total consolidated defined contribution plan expense was $62 million, $63 million and $50 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Index

14.      Commitments, Contingencies, and Guarantees

The amounts of our obligations follow (in millions):
		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$75	$21	$3	$1	$50
Stand-by letters of credit (1)	61	57			4
Loan guarantees	14				14
Subtotal of commitment expirations per period	$150	$78	$3	$1	$68

Purchase obligations (6)	$287	$152	$105	$15	$15
Capital expenditure obligations (2)	358	358
Total debt (3)	2,899	29	314	250	2,306
Interest on long-term debt (4)	2,451	151	293	274	1,733
Capital leases and financing obligations (3)	360	7	14	7	332
Imputed interest on capital leases and financing obligations	258	19	38	38	163
Minimum rental commitments	238	48	75	44	71
Uncertain tax positions (5)	2	1	1
Subtotal of contractual obligation payments due by period	6,853	765	840	628	4,620
Total commitments and contingencies	$7,003	$843	$843	$629	$4,688

(1)	At December 31, 2014, $41 million of the $61 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	Total debt above is stated at maturity value, and excludes interest rate swap gains and bond discounts.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(5)	At December 31, 2014, $8 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when $6 million of that amount will become payable.
(6)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.

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

We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Minimum rental commitments under leases outstanding at December 31, 2014 follow (in millions):
2015	2016	2017	2018	2019	2020 and thereafter

$48	$45	$30	$25	$19	$71

Total rental expense was $92 million for 2014, $85 million for 2013 and $80 million for 2012.

Index

14.      Commitments, Contingencies, and Guarantees (continued)

Product warranty liability accruals at December 31, 2014 and December 31, 2013 are insignificant.

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2014 and December 31, 2013, Corning had accrued approximately $42.5 million (undiscounted) and $15 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At December 31, 2014, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

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

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining a diverse group of highly-rated major international financial institutions with which we have other financial relationships as our counterparties.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.  In April 2014, the Finance Committee of the Board of Directors approved the Company’s qualification for and election of the end-user exception to the mandatory swap clearing requirement of the Dodd-Frank Act.

Index

15.      Hedging Activities (continued)

Cash Flow Hedges
Our cash flow hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Our cash flow hedging activity also uses interest rate swaps to reduce the risk of increases in benchmark interest rates on the probable issuance of debt and associated interest payments.  In the fourth quarter of 2014, the Company entered into interest rate swap agreements to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated issuance.  The instruments were designated as cash flow hedges.

Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Through December 31, 2014, the hedge ineffectiveness related to these instruments is not material.  Corning defers net gains and losses related to effective portion of cash flow hedges into accumulated other comprehensive (loss) income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At December 31, 2014, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax net gain of $15.2 million.

Fair Value Hedges
In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively.  The analysis excludes the impact of credit risk from the assessment of hedge effectiveness.  The amount recorded in current period earnings in the other income, net component, relative to ineffectiveness, is nominal for the year ended December 31, 2013.  There were no outstanding fair value hedges in 2012.

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

The Company also uses these types of contracts to reduce the potential for unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of translated earnings.  With a purchased collar structure, the Company writes a local currency call option and purchases a local currency put option or vice versa.  The purchased collars offset the impact of translated earnings above the put price and below the call strike price and that offset is reported in other income, net.  The Company entered into a series of purchased collars, settling quarterly, to hedge the effect of translation impact for each respective quarter, and span up to the fourth quarter of 2014.  Due to the nature of the instruments, only either the put option or the call option can be exercised at maturity.  As of December 31, 2014, the U.S. dollar net notional value of the Korean won purchased collars is $1.2 billion.  The Company entered into a series of average rate forwards with no associated premium, which will partially hedge the impact of Japanese yen translation on the Company’s projected 2015 through 2017 net income.  These forwards have a notional value of $9.8 billion and will settle net without obligation to deliver Japanese yen.

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

Index

15.      Hedging Activities (continued)

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for December 31, 2014 and December 31, 2013 (in millions):
			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2014	2013		2014	2013		2014	2013

Derivatives designated as hedging instruments

Foreign exchange contracts	$487	$433	Other current assets	$22	$8	Other accrued liabilities	$(6)	$(3)
Interest rate contracts	1,300	550	Other assets	1		Other liabilities	(15)	(28)
Derivatives not designated as hedging instruments

Foreign exchange contracts	1,285	804	Other current assets	17	20	Other accrued liabilities	(5)	(3)
Translated earnings contracts	12,126	6,826	Other current assets	649	344	Other accrued liabilities	(33)	(3)
			Other assets	846	90

Total derivatives	$15,198	$8,613		$1,535	$462		$(59)	$(37)

Index

15.      Hedging Activities (continued)

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)			Location of gain/(loss) reclassified from accumulated OCI into income effective/ineffective	Gain/(loss) reclassified from accumulated OCI into income ineffective/effective (1)
	2014	2013	2012		2014	2013	2012

Cash flow hedges
-				Net sales	$3		$1
Interest rate hedge	$(3)	$33	$15	Cost of sales	7	$38	16
Foreign exchange contracts	20	56	85	Other income, net		91	11

Total cash flow hedges	$17	$89	$100		$10	$129	$28

		Gain (loss) recognized in income
Undesignated derivatives	Location	2014	2013	2012

Foreign exchange contracts – balance sheet	Other income, net	$29	$100	$82
Foreign exchange contracts – loans	Other income, net	13	87	141
Translated earnings contracts	Other income, net	1,369	435

Total undesignated		$1,411	$622	$223

(1)
There was no amount of ineffectiveness for 2014 and the amount of hedge ineffectiveness for the year ended December 31, 2013 was $24 million related to interest rate swaps settled in the fourth quarter.  The amount of ineffectiveness for 2012 was insignificant.

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

Index

16.      Fair Value Measurements (continued)

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:
		Fair value measurements at reporting date using
(in millions)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$ 759	$759
Other current assets (1)	$ 687		$687
Non-current assets:
Other assets (2)	$1,330		$885	$445

Current liabilities:
Other accrued liabilities (1)	$ 44		$ 44
Non-current liabilities:
Other liabilities (1)	$ 15		$ 15

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and a contingent consideration asset which was measured by applying an option pricing model using projected future Corning Precision Materials’ revenue.

		Fair value measurements at reporting date using
(in millions)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$531	$531
Other current assets (1)	$372		$372
Non-current assets:
Other assets (2)	$128		$128	-

Current liabilities:
Other accrued liabilities (1)	$ 9		$ 9
Non-current liabilities:
Other liabilities (1)	$ 28		$ 28

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include asset-backed securities which are measured using observable quoted prices for similar assets.

As a result of the Acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  This contingent consideration arrangement potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company’s projection of future revenues generated by Corning Precision Materials.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of December 31, 2014, the fair value of the potential receipt of the contingent consideration in 2018 is $445 million.  Corning recorded a pre-tax adjustment in the amount of $249 million to reflect the increase in the fair value which is mainly due to the movement in foreign exchange rate.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the years ended December 31, 2014 and 2013.

Index

17.      Shareholders’ Equity

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

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s Board of Directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of December 31, 2014, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the Acquisition, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

Share Repurchases

During 2012, we repurchased 56 million shares of common stock on the open market for $719 million as part of the share repurchase program announced on October 5, 2011.

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

In addition to the shares repurchased through the ASR agreement, we repurchased 61.3 million shares of common stock on the open market for approximately $1 billion, as part of the 2013 Repurchase Program.  This program was executed between the second quarter of 2013 and the first quarter of 2014, with a total of 118.9 million shares repurchased for approximately $2 billion.

On March 4, 2014, as part of the $2 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning’s Acquisition of Samsung Corning Precision Materials on January 15, 2014 (the “2014 Repurchase Program”), Corning entered into an ASR agreement with Citibank N.A. (“Citi”).  Under the ASR agreement with Citi, Corning agreed to purchase $1.25 billion of its common stock, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  On May 28, 2014, the ASR agreement with Citi was completed, and Corning received an additional 8.7 million shares to settle the ASR agreement.  In total, Corning repurchased 61.2 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the ASR agreement with Citi, less a discount.

In addition to the shares repurchased through the ASR agreement, in the year ended December 31, 2014, we repurchased 36.9 million shares of common stock on the open market for approximately $750 million, as part of the 2014 Repurchase Program.  This program was completed in the fourth quarter of 2014, with a total of 98.2 million shares repurchased for approximately $2 billion.

Index

17.      Shareholders’ Equity (continued)

The following table presents changes in capital stock for the period from January 1, 2012 to December 31, 2014 (in millions):
	Common stock		Treasury stock
	Shares	Par value	Shares	Cost

Balance at December 31, 2011	1,636	$818	(121)	$(2,024)

Shares issued to benefit plans and for option exercises	13	7		(1)
Shares purchased for treasury			(56)	(719)
Other, net			(2)	(29)
Balance at December 31, 2012	1,649	$825	(179)	$(2,773)

Shares issued to benefit plans and for option exercises	12	6		(1)
Shares purchased for treasury			(82)	(1,316)
Other, net			(1)	(9)
Balance at December 31, 2013	1,661	$831	(262)	$(4,099)

Shares issued to benefit plans and for option exercises	11	5		(2)
Shares purchased for treasury			(135)	(2,612)
Other, net			(1)	(14)
Balance at December 31, 2014 (1)	1,672	$836	(398)	$(6,727)

(1)
On January 15, 2014, in conjunction with the Acquisition of Corning Precision Materials, Corning issued 2,300 Fixed Rate Cumulative Convertible Preferred Stock, Series A (“Preferred Stock”), par value $100 per share, at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  There have been no further issuances or conversions of Preferred Stock during 2014.

Index

17.	Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income

A summary of changes in the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investee’s accumulated other comprehensive income (loss), is as follows (in millions) (1):
	Foreign currency translation adjustments and other	Unamortized actuarial gains (losses) and prior service costs	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2011	$1,353	$(819)	$(29)	$(29)	$476
Other comprehensive income before reclassifications (4)	$(439)	$(181)	$11	$63	$(546)
Amounts reclassified from accumulated other comprehensive income (2)	(52)	149	(6)	(18)	73
Equity method affiliates (3)	312	31	8	2	353
Net current-period other comprehensive income (loss)	(179)	(1)	13	47	(120)
Balance at December 31, 2012	$1,174	$(820)	$(16)	$18	$356

Other comprehensive income before reclassifications (5)	$(756)	$283	$1	$56	$(416)
Amounts reclassified from accumulated other comprehensive income (2)		(10)	(1)	(81)	(92)
Equity method affiliates (3)	74	119	2	1	196
Net current-period other comprehensive income (loss)	(682)	392	2	(24)	(312)
Balance at December 31, 2013	$492	$(428)	$(14)	$(6)	$44

Other comprehensive income before reclassifications (6)	$(821)	$(172)	$4	$10	$(979)
Amounts reclassified from accumulated other comprehensive income (2)	(136)	18	1	(6)	(123)
Equity method affiliates (3)	(116)	(127)	(6)		(249)
Net current-period other comprehensive income (loss)	(1,073)	(281)	(1)	4	(1,351)
Balance at December 31, 2014	$(581)	$(709)	$(15)	$(2)	$(1,307)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Tax effects of reclassifications are disclosed separately in this Note 17.
(3)	Tax effects related to equity method affiliates are not significant.
(4)
Amounts are net of total tax benefit of $56 million, including $(37) million related to the hedges component, $99 million related to the retirement plans component and $(6) million related to the investments component.

(5)	Amounts are net of total tax expense of $(197) million, including $(33) million related to the hedges component and $(164) million related to the retirement plans component.
(6)
Amounts are net of total tax benefit of $96 million, including $(7) million related to the hedges component and $104 million related to the retirement plans component and $(1) million related to the investments component.

Index

17.      Shareholders’ Equity (continued)

(In millions)
Reclassifications Out of Accumulated Other Comprehensive Income (AOCI) by Component (1)
Details about AOCI Components	Amount reclassified from AOCI			Affected line item in the consolidated statements of income
	Years ended December 31,
	2014	2013	2012

Foreign currency translation adjustment	$136			Transaction-related gain, net
			$52	Other income, net
	136		52	Net of tax

Amortization of net actuarial (loss) gain	$(29)	$15	$(233)	(2)
Amortization of prior service cost		1	(2)	(2)
	(29)	16	(235)	Total before tax
	11	(6)	86	Tax benefit (expense)
	$(18)	$10	$(149)	Net of tax

Realized (losses) gains on investments	$(1)	$1	$10	Other income, net
			(4)	Tax expense
	$(1)	$1	$6	Net of tax

Realized gains on designated hedges	$3		$1	Sales
	7	$38	16	Cost of sales
		91	11	Other income, net
	10	129	28	Total before tax
	(4)	(48)	(10)	Tax expense
	$6	$81	$18	Net of tax

Total reclassifications for the period	$123	$92	$(73)	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.
(2)	These accumulated other comprehensive income components are included in net periodic pension cost. See Note 13 – Employee Retirement Plans for additional details.

18.      Earnings Per Common Share

Basic earnings per common share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share assumes the issuance of common shares for all potentially dilutive securities outstanding.

Index

18.      Earnings Per Common Share (continued)

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):
	Years ended December 31,
	2014	2013	2012
Net income attributable to Corning Incorporated	$2,472	$1,961	$1,636
Less: Series A convertible preferred stock dividend	94
Net income available to common stockholders - basic	2,378	1,961	1,636
Plus: Series A convertible preferred stock dividend	94
Net income available to common stockholders - diluted	$2,472	$1,961	$1,636

Weighted-average common shares outstanding - basic	1,305	1,452	1,494
Effect of dilutive securities:
Stock options and other dilutive securities	12	10	12
Series A convertible preferred stock dividend	110
Weighted-average common shares outstanding - diluted	1,427	1,462	1,506
Basic earnings per common share	$1.82	$1.35	$1.10
Diluted earnings per common share	$1.73	$1.34	$1.09

Anti-dilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards	24	39	43
Accelerated share repurchase forward contract	3	3
Total	27	42	43

19.      Share-based Compensation

Stock Compensation Plans

We maintain long-term incentive plans (the Plans) for key team members and non-employee members of our Board of Directors.  The Plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards).  At December 31, 2014, there were approximately 75 million unissued common shares available for future grants under the Plans.

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

Total share-based compensation cost of $58 million, $54 million and $70 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Options

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

Index

19.      Share-based Compensation (continued)

The following table summarizes information concerning options outstanding including the related transactions under the stock option plans for the year ended December 31, 2014:
	Number of shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2013	57,139	$17.83
Granted	1,606	20.99
Exercised	(9,338)	12.60
Forfeited and expired	(683)	17.19
Options outstanding as of December 31, 2014	48,724	18.94	4.49	$229,808
Options expected to vest as of December 31, 2014	48,562	18.95	4.49	228,602
Options exercisable as of December 31, 2014	35,445	20.63	3.27	117,170

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2014, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.  The total number of “in-the-money” options exercisable on December 31, 2014, was approximately 22 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2014, 2013 and 2012 was $8.29, $5.02 and $4.95, respectively.  The total fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $16 million, $29 million and $47 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2014, 2013 and 2012, was approximately $22 million, $25 million and $37 million, respectively.

As of December 31, 2014, there was approximately $8 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.7 years.

Proceeds received from the exercise of stock options were $116 million for the year ended December 31, 2014, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was approximately $69 million, $55 million and $51 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the year ended December 31, 2014.  There were no income tax benefits realized from share-based compensation for the years ended December 31, 2013 and 2012, due to net operating loss and credit carryforwards available to the Company.  Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements.

An award is considered vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”).  Awards to retirement eligible employees are fully vested at the date of grant, and the related compensation expense is recognized immediately upon grant or over the period from the grant date to the date of retirement eligibility for employees that become age 55 during the vesting period.

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

Index

19.      Share-based Compensation (continued)

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	2014			2013			2012
Expected volatility	45.4	-	46.2%	46.5	-	47.4%	47.8	-	48.9%
Weighted-average volatility	45.4	-	46.2%	46.6	-	47.3%	48.0	-	48.5%
Expected dividends	1.90	-	2.09%	2.35	-	3.02%	2.28	-	3.31%
Risk-free rate	2.0	-	2.2%	0.8	-	2.2%	0.8	-	1.3%
Average risk-free rate	2.0	-	2.2%	1.1	-	2.2%	1.0	-	1.3%
Expected term (in years)	7.2	-	7.2	5.8	-	7.2	5.7	-	7.1
Pre-vesting departure rate	0.5	-	0.5%	0.4	-	4.1%	0.4	-	4.2%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2013, and changes which occurred during the year ended December 31, 2014:
	Shares (000’s)	Weighted- average grant-date fair value
Non-vested shares at December 31, 2013	6,108	$14.58
Granted	1,566	20.46
Vested	(1,803)	16.95
Forfeited	(134)	14.90
Non-vested shares and share units at December 31, 2014	5,737	15.43

As of December 31, 2014, there was approximately $22 million of unrecognized compensation cost related to nonvested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.0 years.  The total fair value of time-based restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $32 million, $29 million and $13 million, respectively.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $36 million, $29 million and $31 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Index

19.      Share-based Compensation (continued)

As of December 31, 2014, there is no unrecognized compensation cost related to non-vested performance-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The total fair value of performance-based restricted stock that vested during the year ended December 31, 2012, was approximately $45 million.  Compensation cost related to performance-based restricted stock and restricted stock units was approximately $2 million for the year ended December 31, 2012.

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

Index

20.      Reportable Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)
	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2014
Net sales	$3,851	$2,652	$1,092	$1,205	$862	$53	$9,715
Depreciation (1)	$676	$154	$119	$113	$60	$31	$1,153
Amortization of purchased intangibles		$10			$22		$32
Research, development and engineering expenses (2)	$138	$141	$91	$140	$22	$177	$709
Restructuring, impairment and other charges	$54	$17		$(1)	$1	$(3)	$68
Equity in earnings of affiliated companies	$(20)		$2			$18
Income tax (provision) benefit	$(599)	$(116)	$(91)	$(78)	$(34)	$85	$(833)
Net income (loss) (5)	$1,369	$205	$182	$144	$71	$(196)	$1,775
Investment in affiliated companies, at equity	$63	$2	$32			$214	$311
Segment assets (6)	$8,863	$1,737	$1,297	$1,288	$553	$518	$14,256
Capital expenditures	$492	$145	$173	$104	$30	$101	$1,045

For the year ended December 31, 2013
Net sales	$2,545	$2,326	$919	$1,170	$851	$8	$7,819
Depreciation (1)	$481	$147	$120	$137	$57	$18	$960
Amortization of purchased intangibles		$10			$21		$31
Research, development and engineering expenses (2)	$84	$140	$89	$144	$20	$116	$593
Restructuring, impairment and other charges	$7	$12	$1	$19	$4	$8	$51
Equity in earnings of affiliated companies (4)	$357	$2	$1	$4		$(24)	$340
Income tax (provision) benefit	$(327)	$(101)	$(65)	$(91)	$(36)	$61	$(559)
Net income (loss) (5)	$1,267	$199	$132	$187	$71	$(163)	$1,693
Investment in affiliated companies, at equity	$3,666	$3	$31	$10		$232	$3,942
Segment assets (6)	$9,501	$1,654	$1,230	$1,333	$551	$422	$14,691
Capital expenditures	$350	$105	$196	$62	$51	$55	$819

For the year ended December 31, 2012
Net sales	$2,909	$2,130	$964	$1,346	$657	$6	$8,012
Depreciation (1)	$514	$130	$117	$153	$44	$14	$972
Amortization of purchased intangibles		$9			$10		$19
Research, development and engineering expenses (2)	$103	$137	$100	$143	$22	$123	$628
Restructuring, impairment and other charges (3)	$21	$39	$3	$54	$2		$119
Equity in earnings of affiliated companies (4)	$692		$1			$17	$710
Income tax (provision) benefit	$(367)	$(58)	$(58)	$(69)	$(14)	$53	$(513)
Net income (loss) (5)	$1,589	$146	$112	$137	$28	$(98)	$1,914
Investment in affiliated companies, at equity	$3,262	$17	$30	$4		$262	$3,575
Segment assets (6)	$9,953	$1,435	$1,103	$1,707	$552	$351	$15,101
Capital expenditures	$845	$311	$154	$93	$47	$52	$1,502

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	In 2012, Corning recorded a $44 million impairment charge in the Specialty Materials segment related to certain assets located in Japan used for the production of large cover glass.
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

(6)	Segment assets include inventory, accounts receivable, property, plant and equipment, net, and associated equity companies and cost investments.

Index

20.      Reportable Segments (continued)

For the year ended December 31, 2014, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 61% of total segment sales.
•	In the Optical Communications segment, one customer accounted for 11% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 88% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 51% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 45% of total segment sales.

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

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):
	Years ended December 31,
	2014	2013	2012
Net income of reportable segments	$1,971	$1,856	$2,012
Net loss of All Other	(196)	(163)	(98)
Unallocated amounts:
Net financing costs (1)	(113)	(66)	(196)
Stock-based compensation expense	(58)	(54)	(70)
Exploratory research	(102)	(112)	(89)
Corporate contributions	(43)	(42)	(44)
Equity in earnings of affiliated companies, net of impairments (2)	269	207	82
Asbestos settlement	(13)	(19)	(14)
Purchased collars and average rate forward contracts	639	197
Other corporate items (3)	118	157	53
Net income	$2,472	$1,961	$1,636

(1)	Net financing costs include interest expense, interest income, and interest costs and investment gains and losses associated with benefit plans.
(2)	Equity in earnings of affiliated companies is primarily equity in earnings of Dow Corning, which includes the following items:
•
In 2014, Dow Corning’s net income includes an after-tax gain of $365 million from the reduction of the Implant Liability, an after-tax gain on a derivative instrument of $29 million, foreign tax credits of approximately $99 million, and an energy tax credit of approximately $13 million, offset partially by the after-tax charge of $432 million for the abandonment of a polycrystalline silicon plant expansion.

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

(3)	Other corporate items include the tax impact of the unallocated amounts, excluding purchased collars and average rate forward contracts, and the following significant items:
•	In 2014, Corning recorded $150 million from changes in deferred tax valuation allowances and $46 million of tax expense related to out-of-period transfer pricing adjustments.
•	In 2013, Corning recorded a $54 million tax benefit for the impact of the American Taxpayer Relief Act enacted on January 3, 2013 and made retroactive to 2012.
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

Index

20.      Reportable Segments (continued)

A reconciliation of reportable segment net assets to consolidated net assets follows (in millions):
	December 31,
	2014	2013	2012
Total assets of reportable segments	$13,738	$14,269	$14,750
Non-reportable segments	518	422	351
Unallocated amounts:
Current assets (1)	7,402	6,349	7,300
Investments (2)	1,490	1,595	1,340
Property, plant and equipment, net (3)	1,657	1,594	1,494
Other non-current assets (4)	5,258	4,249	4,140
Total assets	$30,063	$28,478	$29,375

(1)	Includes current corporate assets, primarily cash, short-term investments, current portion of long-term derivative assets and deferred taxes.
(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning).
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets, long-term derivative assets and deferred taxes.

Selected financial information concerning the Company’s product lines and reportable segments follow (in millions):
	Fiscal Years Ended December 31,
Revenues from External Customers	2014	2013	2012
Display Technologies	$3,851	$2,545	$2,909

Optical Communications
Carrier network	2,036	1,782	1,619
Enterprise network	616	544	511

Total Optical Communications	2,652	2,326	2,130

Environmental Technologies
Automotive and other	528	485	486
Diesel	564	434	478

Total Environmental Technologies	1,092	919	964

Specialty Materials
Corning Gorilla Glass	846	848	1,027
Advanced optics and other specialty glass	359	322	319

Total Specialty Materials	1,205	1,170	1,346

Life Sciences
Labware	536	529	430
Cell culture products	326	322	227

Total Life Science	862	851	657

All Other	53	8	6
	$9,715	$7,819	$8,012

Index

20.      Reportable Segments (continued)

Information concerning principal geographic areas was as follows (in millions):
	2014		2013		2012
	Net sales (2)	Long- lived assets (1)	Net sales (2)	Long- lived assets (1)	Net sales (2)	Long- lived assets (1)

North America
United States	$2,275	$7,998	$2,061	$7,170	$1,859	$6,771
Canada	311		308		246
Mexico	35	50	23	36	24	87
Total North America	2,621	8,048	2,392	7,206	2,129	6,858

Asia Pacific
Japan	608	1,311	621	1,548	751	1,949
Taiwan	1,092	2,005	1,376	2,277	1,708	2,836
China	1,893	1,115	1,916	1,218	2,103	1,215
Korea	1,882	3,595	96	3,234	94	3,342
Other	308	109	278	127	243	84
Total Asia Pacific	5,783	8,135	4,287	8,404	4,899	9,426

Europe
Germany	397	217	337	171	264	139
France	81	277	79	287	57	267
United Kingdom	187	176	165	6	134	14
Other	369	980	280	1,147	274	550
Total Europe	1,034	1,650	861	1,611	729	970

Latin America
Brazil	67	36	77	66	29	1
Other	35		37	6	33	6
Total Latin America	102	36	114	72	62	7

All Other	175	19	165	25	193	35
Total	$9,715	$17,888	$7,819	$17,318	$8,012	$17,296

(1)
Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.  In 2014, assets in the U.S. include the investment in Dow Corning.  In 2013 and 2012, assets in the U.S. and South Korea include investments in Dow Corning and Samsung Corning Precision Materials.

(2)	Net sales are attributed to countries based on location of customer.

Index

Corning Incorporated and Subsidiary Companies
Schedule II – Valuation Accounts and Reserves
(in millions)

Year ended December 31, 2014	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$28	$19		$47
Deferred tax assets valuation allowance	$286	$186	$174	$298
Accumulated amortization of purchased intangible assets	$185	$31		$216
Reserves for accrued costs of business restructuring	$44	$49	$49	$44

Year ended December 31, 2013	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$26	$2		$28
Deferred tax assets valuation allowance	$210	$80	$4	$286
Accumulated amortization of purchased intangible assets	$154	$31		$185
Reserves for accrued costs of business restructuring	$42	$41	$39	$44

Year ended December 31, 2012	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$19	$7		$26
Deferred tax assets valuation allowance	$219	$10	$19	$210
Accumulated amortization of purchased intangible assets	$135	$19		$154
Reserves for accrued costs of business restructuring	$10	$52	$20	$42

Index

Quarterly Operating Results
(unaudited)

(In millions, except per share amounts)

2014	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,289	$2,482	$2,540	$2,404	$9,715
Gross margin	$935	$1,032	$1,089	$996	$4,052
Restructuring, impairment and other credits	$17	$34		$20	$71
Asbestos litigation charges	$2	$4	$5	$(20)	$(9)
Equity in earnings of affiliated companies	$86	$62	$95	$23	$266
Provision for income taxes	$(180)	$(172)	$(395)	$(349)	$(1,096)
Net income attributable to Corning Incorporated	$301	$169	$1,014	$988	$2,472

Basic earnings per common share	$0.21	$0.11	$0.77	$0.76	$1.82
Diluted earnings per common share	$0.20	$0.11	$0.72	$0.70	$1.73

2013	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$1,814	$1,982	$2,067	$1,956	$7,819
Gross margin	$770	$883	$901	$770	$3,324
Restructuring, impairment and other charges				$67	$67
Asbestos litigation charges	$2	$6	$5	$6	$19
Equity in earnings of affiliated companies	$173	$166	$138	$70	$547
Provision for income taxes	$(34)	$(191)	$(141)	$(146)	$(512)
Net income attributable to Corning Incorporated	$494	$638	$408	$421	$1,961

Basic earnings per common share	$0.33	$0.43	$0.28	$0.30	$1.35
Diluted earnings per common share	$0.33	$0.43	$0.28	$0.30	$1.34
.

Index

DOW CORNING CORPORATION
  AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
For the period ended December 31, 2014

Index

DOW CORNING CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	146

Consolidated Statements of Income
for the years ended December 31, 2014, 2013, and 2012	147

Consolidated Statements of Comprehensive Income
for the years ended December 31, 2014, 2013, and 2012	148

Consolidated Balance Sheets as of December 31, 2014 and 2013	149

Consolidated Statements of Cash Flows
for the years ended December 31, 2014, 2013, and 2012	151

Consolidated Statements of Equity
for the years ended December 31, 2014, 2013, and 2012	152

Notes to Consolidated Financial Statements	154

Index

Independent Auditor’s Report

To the Board of Directors of
Dow Corning Corporation

We have audited the accompanying consolidated financial statements of Dow Corning Corporation and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014.

Management's Responsibility for the Consolidated Financial Statements

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

Auditor's Responsibility

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 4, 2015

Index

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except for per share amounts)

	Years Ended December 31,
	2014	2013	2012

Net Sales	$ 6,221.3	$ 5,710.5	$ 6,118.5

Operating Costs and Expenses
Cost of sales	4,678.1	4,430.6	4,705.1
Marketing and administrative expenses	663.1	699.5	787.3
Gains on long-term sales agreements	(39.0)	(228.5)	(48.2)
Asset charges and restructuring expenses	1,481.0	165.5	365.0
Total operating costs and expenses	6,783.2	5,067.1	5,809.2

Operating Income (Loss)	(561.9)	643.4	309.3

Interest income	9.3	7.9	11.9
Interest expense	(49.0)	(45.7)	(3.9)
Other nonoperating income, net	8.4	61.9	30.9
Implant liability adjustment	1,299.8	-	-

Income before Income Taxes	706.6	667.5	348.2

Income tax provision	132.0	233.8	162.9

Net Income	574.6	433.7	185.3

Less: Noncontrolling interests' share in net income	61.8	57.4	(2.4)

Net Income Attributable to Dow Corning Corporation	$ 512.8	$ 376.3	$ 187.7

Weighted-Average Common Shares Outstanding	2.5	2.5	2.5
(basic and diluted)

Net Income per Share (basic and diluted)	$ 205.12	$ 150.52	$ 75.08

Dividends Declared per Common Share	$ 100.00	$ 80.00	$ 80.00

(See Notes to the Consolidated Financial Statements)

Index

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

	Years Ended December 31,
	2014	2013	2012

Net Income	$ 574.6	$ 433.7	$ 185.3

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(170.8)	(2.7)	(26.9)
Unrealized net gain (loss) on securities:
Unrealized holding gain arising during the period	8.2	4.8	22.7
Reclassificaton adjustment for gain included in income	(17.6)	-	(3.4)
Net gain (loss) on cash flow hedges:
Unrealized gain (loss) arising during the period	-	0.2	(2.9)
Reclassification adjustment for loss included in income	-	5.4	9.4
Defined benefit plan adjustments:
Gain (loss) arising during the period	(467.7)	292.7	23.8
Amortization of pension adjustments included in income	49.0	81.5	84.2
Other comprehensive income (loss), before tax	(598.9)	381.9	106.9
Income tax (expense) benefit related to items of OCI1	141.9	(130.1)	(40.3)
Other comprehensive income (loss), net of tax	(457.0)	251.8	66.6

Comprehensive Income	117.6	685.5	251.9

Less: Noncontrolling interests' share in comprehensive income	47.4	44.4	(16.5)
Comprehensive Income Attributable to Dow Corning Corporation	$ 70.2	$ 641.1	$ 268.4

(See Notes to the Consolidated Financial Statements)

1Other Comprehensive Income/(Loss) ("OCI")

Index

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

ASSETS
	December 31, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$ 2,291.2	$ 1,826.1
Accounts receivable (net of allowance for doubtful accounts of $10.4 in 2014 and 2013)	745.9	721.4
Notes and other receivables	246.0	225.7
Inventories	1,083.8	1,003.8
Deferred income taxes - current	263.7	106.0
Other current assets	81.4	112.7
Total current assets	4,712.0	3,995.7

Property, Plant and Equipment	10,683.1	12,538.4
Less - Accumulated Depreciation	(5,276.3)	(5,307.3)
Net property, plant and equipment	5,406.8	7,231.1

Other Assets
Marketable securities	86.1	96.3
Deferred income taxes - noncurrent	311.0	362.1
Intangible assets (net of accumulated amortization of $58.4 in 2014 and 2013)	70.9	77.1
Goodwill	61.9	70.3
Other noncurrent assets	496.4	469.5
Total other assets	1,026.3	1,075.3
Total Assets	$ 11,145.1	$ 12,302.1
(See Notes to the Consolidated Financial Statements)

Index

 DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31, 2014	December 31, 2013
Current Liabilities
Short-term borrowings and current maturities of long-term debt
	$ 7.0	$ 79.3
Trade accounts payable	522.9	460.0
Accrued payrolls and employee benefits	207.0	149.6
Accrued taxes	99.2	87.7
Accrued interest	106.8	101.4
Current deferred revenue	319.6	305.2
Other current liabilities	185.7	162.8
Total current liabilities	1,448.2	1,346.0

Other Liabilities
Long-term debt	945.4	937.1
Implant liability	363.6	1,616.4
Employee benefits	1,552.0	1,137.0
Deferred income tax liabilities - noncurrent	42.2	20.3
Deferred revenue	2,882.7	3,137.4
Other noncurrent liabilities	284.3	329.3
Total other liabilities	6,070.2	7,177.5

Equity
Stockholders' equity
Common stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)
	12.5	12.5
Retained earnings	3,794.6	3,531.8
Accumulated other comprehensive loss	(814.4)	(371.8)
Dow Corning Corporation's stockholders' equity	2,992.7	3,172.5
Noncontrolling interest in consolidated subsidiaries	634.0	606.1
Total equity	3,626.7	3,778.6

Total Liabilities and Equity	$ 11,145.1	$ 12,302.1

(See Notes to the Consolidated Financial Statements)

Index

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	Years ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$ 574.6	$ 433.7	$ 185.3
Depreciation and amortization	491.3	490.1	398.6
Gains on long-term sales agreements	(39.0)	(228.5)	(48.2)
Cash flows related to gains on long-term sales agreements	-	183.2	213.7
Asset charges and restructuring expenses	1,481.0	113.9	365.0
Changes in restructuring accrual	(14.3)	(53.1)	-
Changes in deferred revenue, net	(201.2)	(77.8)	(35.8)
Changes in deferred taxes, net	45.7	(68.7)	66.2
Tax-related bond deposits, net	29.2	17.9	112.2
Other, net	83.8	119.3	109.1
Changes in operating assets and liabilities
Changes in accounts and notes receivable	(46.1)	29.9	169.6
Changes in accounts payable	36.7	11.5	(110.4)
Changes in inventory	(123.6)	3.1	69.3
Changes in other operating assets and liabilities	98.6	14.6	35.0
Cash flows related to reorganization, net	(0.4)	(24.4)	(26.8)
Implant liability adjustment	(1,299.8)	-	-
Cash provided by operating activities	1,116.5	964.7	1,502.8

Cash Flows from Investing Activities
Capital expenditures	(249.8)	(363.3)	(1,042.0)
Proceeds from sales, maturities, and redemptions of securities	18.9	-	117.3
Other, net	(58.5)	(29.9)	(6.2)
Cash used in investing activities	(289.4)	(393.2)	(930.9)

Cash Flows from Financing Activities
Increase in short-term borrowings	-	99.0	71.2
Payments of short-term borrowings	(73.2)	(99.0)	(134.4)
Increase in long-term debt	16.3	166.1	-
Payments of long-term debt	(12.6)	(202.6)	(655.2)
Loans from noncontrolling shareholders	-	-	112.2
Distributions to shareholders of noncontrolling interests	(19.5)	(14.0)	(63.6)
Acquisition of additional shares of noncontrolling interests	-	(266.0)	-
Dividends paid to stockholders	(250.0)	(200.0)	(200.0)
Cash used in financing activities	(339.0)	(516.5)	(869.8)

Effect of Exchange Rate Changes on Cash	(23.0)	0.7	2.2

Changes in Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	465.1	55.7	(295.7)
Cash and cash equivalents at beginning of period	1,826.1	1,770.4	2,066.1

Cash and cash equivalents at end of period	$ 2,291.2	$ 1,826.1	$ 1,770.4

(See Notes to the Consolidated Financial Statements)

Index

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars)

	Total	Noncontrolling Interest	Dow Corning Corporation Stockholders' Equity
			Total Stockholders' Equity	Retained Earnings	AOCI1	Common Stock

Balance as of December 31, 2011	$ 3,584.9	$ 767.1	$ 2,817.8	$ 3,522.6	$ (717.3)	$ 12.5

Net Income	185.3	(2.4)	187.7	187.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(26.9)	(16.3)	(10.6)		(10.6)
Unrealized net gain on available for sale securities	19.3	1.8	17.5		17.5
Net loss on cash flow hedges	4.1	-	4.1		4.1
Pension and other postretirement benefit adjustments	70.1	0.4	69.7		69.7
Total comprehensive income (loss)	251.9	(16.5)	268.4
Dividends declared on common stock, distributions to shareholders of noncontrolling interests and other	(263.6)	(63.6)	(200.0)	(200.0)
Balance as of December 31, 2012	$ 3,573.2	$ 687.0	$ 2,886.2	$ 3,510.3	$ (636.6)	$ 12.5

Net Income	433.7	57.4	376.3	376.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2.7)	(14.2)	11.5		11.5
Unrealized net gain on available for sale securities	4.8	1.1	3.7		3.7
Net gain on cash flow hedges	3.6	-	3.6		3.6
Pension and other postretirement benefit adjustments	246.1	0.1	246.0		246.0
Total comprehensive income	685.5	44.4	641.1
Dividends declared on common stock, distributions to shareholders of noncontrolling interests and other	(214.0)	(14.0)	(200.0)	(200.0)
Acquisition of additional shares of noncontrolling interests	(266.1)	(111.3)	(154.8)	(154.8)
Balance as of December 31, 2013	$ 3,778.6	$ 606.1	$ 3,172.5	$ 3,531.8	$ (371.8)	$ 12.5

Net Income	574.6	61.8	512.8	512.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(170.8)	(12.7)	(158.1)		(158.1)
Unrealized net (loss) on available for sale securities	(9.4)	(1.6)	(7.8)		(7.8)
Pension and other postretirement benefit adjustments	(276.8)	(0.1)	(276.7)		(276.7)
Total comprehensive income	117.6	47.4	70.2
Dividends declared on common stock, distributions to shareholders of noncontrolling interests and other	(269.5)	(19.5)	(250.0)	(250.0)
Balance as of December 31, 2014	$ 3,626.7	$ 634.0	$ 2,992.7	$ 3,794.6	$ (814.4)	$ 12.5

(See Notes to the Consolidated Financial Statements)

1Accumulated Other Comprehensive Income/(Loss) ("AOCI")

Index

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

Dow Corning built its business based on silicon chemistry.  Silicon is one of the most abundant elements in the world.  Most of Dow Corning’s products are based on polymers known as silicones, which have a silicon-oxygen-silicon backbone.  Through various chemical processes, Dow Corning manufactures silicones that have an extremely wide variety of characteristics, in forms ranging from fluids, gels, greases, and elastomeric materials to resins and other rigid materials.  Silicones combine the temperature and chemical resistance of glass with the versatility of plastics.  Regardless of form or application, silicones generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness, and resistance to ultraviolet radiation.

The Company engages primarily in the discovery, development, manufacturing, marketing, and distribution of silicon-based materials.  Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products.  The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than five percent of the Company’s sales in any of the past three years.  Dow Corning’s silicon-based materials are used in a broad range of products and applications across multiple sectors such as electronics, automotive, construction, textiles, and healthcare.  The Company, through its Hemlock Semiconductor Group subsidiaries, is a provider of polycrystalline silicon used in semiconductor and solar applications.  Principal United States manufacturing plants are located in Kentucky and Michigan.  Principal foreign manufacturing plants are located in Belgium, Brazil, China, France, Germany, Japan, South Korea, and the United Kingdom.  The Company operates research and development facilities and/or technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, Singapore, South Korea, Taiwan, and the United Kingdom.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Management has evaluated subsequent events through February 4, 2015, the date the financial statements were available to be issued.  Certain prior period items have been reclassified to conform to the current presentation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities as of the date of the financial statements.  Actual results could differ from those estimates.

Index

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance, management considers factors such as current overall geographic and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs, and the level of past-due amounts.  Changes in these conditions may result in additional allowances.  After all attempts to collect a receivable have failed and local legal requirements are met, the receivable is written off against the allowance.

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

The Company capitalizes the costs of internal-use software and includes the costs in “Property, Plant and Equipment” in the consolidated balance sheets.  The amounts capitalized and subsequently amortized do not have a material impact on the Company’s consolidated financial position or results of operations.

Expenditures for maintenance and repairs are charged against income as incurred.  Expenditures that significantly increase asset value, extend asset useful lives, or adapt property to a new or different use are capitalized.

The Company capitalizes interest as a component of the cost of capital assets constructed for its own use.  The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization.  See Note 17 for additional details on interest payable to the Company’s commercial creditors.

Index

The Company accounts for asset retirement obligations by recording an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the assets exists.  These obligations may result from acquisition, construction, or the normal operation of a long-lived asset.  The Company records asset retirement obligations at fair value in the period incurred.  The Company’s asset retirement obligations do not have a material impact on the Company’s consolidated financial position or results of operations.

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

Marketable Securities

The Company accounts for investments in debt and equity securities at fair value for trading or available for sale securities.  The amortized cost method is used to account for investments in debt securities that the Company has the positive intent and ability to hold to maturity.  Investments in debt and equity securities are included in “Marketable securities” in the current or noncurrent sections of the consolidated balance sheets, as appropriate.  All such investments are considered to be available for sale.  The Company regularly evaluates whether it intends to sell, or if it is more likely than not it will be forced to sell its available for sale securities to determine if an other-than-temporary impairment loss has occurred.  In addition, the Company regularly evaluates available evidence to determine whether or not it will be able to recover the cost of these securities.  If the Company is unable to recover the cost of the securities, an other-than-temporary impairment has occurred and credit losses are charged to income in the period incurred.  Temporary declines in the fair value of investments are included in “Accumulated other comprehensive loss” in the consolidated balance sheets.  For the purpose of computing realized gain or loss on the disposition of investments, the specific identification method is used.  The Company’s policy is to purchase investment grade securities.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments, derivative financial instruments, and trade receivables.  The Company’s policies limit the amount of credit exposure to any single counterparty for cash and investments.  The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative financial instruments.  The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for potential credit losses and, historically, such losses have been within expectations.

Intangibles

Intangible assets of the Company include goodwill, patents and licenses, and other assets acquired by the Company that are separable and measurable apart from goodwill.  Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment.  The Company completed its annual test for impairment of the goodwill balance as of June 30, 2014 and noted no impairment.  Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Revenue

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured.  Revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services.  Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue.  The Company reduces revenue for product returns, allowances, and price discounts at the time the sale is recognized.  Amounts billed to customers in excess of amounts recognized as revenue are reported as deferred revenue in the consolidated balance sheets.

Index

Cost of Sales

Cost of sales includes material, labor, and overhead costs associated with the manufacture and shipment of the Company’s products, as well as research and development costs.  Shipping costs are primarily comprised of payments to third party freight carriers.  Research and development costs are primarily comprised of labor costs, outside services, and depreciation.  Research and development costs were $273.3, $247.6, and $281.2 for the years ended December 31, 2014, 2013, and 2012, respectively.

Income Taxes

The income tax provision includes federal, state and foreign income taxes that are both currently payable and deferred.  The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and tax base of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  The Company records a valuation allowance on deferred tax assets when it is more likely than not that the expected future tax benefits will not be realized.  In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income, and available tax planning strategies.  These judgments are routinely reviewed by management.  Further, the Company recognizes the financial statement effects of uncertain tax liabilities stemming from uncertain tax positions when it is more likely than not that those positions will not be sustained upon examination.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Interest and penalties were not material to the Company’s consolidated financial position or results of operations.

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

For foreign subsidiaries where the U.S. dollar is the functional currency, inventories, property, plant and equipment, and other non-monetary assets, together with their related elements of expense, are translated at historical exchange rates.  All monetary assets and liabilities are remeasured at current exchange rates with gains and losses recognized in “Other nonoperating income, net” in the consolidated statements of income.  All other revenues and expenses are translated at average exchange rates.  Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows, and fair values of assets and liabilities.  In addition, the Company may use derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows.

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

Index

The Company measures derivative financial instruments at fair value and classifies them as “Other current assets,” “Other noncurrent assets,” “Other current liabilities,” or “Other noncurrent liabilities” in the consolidated balance sheets.  Unrealized gains and losses related to the Company’s derivatives designated as cash flow hedges are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets.  These gains and losses are reclassified from “Accumulated other comprehensive loss” as the underlying hedged item affects earnings.  Realized derivative gains and losses related to cash flow hedges, foreign exchange contracts and commodity contracts are recognized in the Company’s income statement in “Other nonoperating income, net” or “Cost of sales,” as appropriate.  Both unrealized and realized gains and losses related to derivative instruments used to hedge the economic exposure to foreign currency fluctuations and not designated as hedging instruments are recognized in “Other nonoperating income, net.”

Cash flows from derivatives designated as hedges are classified in the same category of the consolidated statements of cash flows as the items being hedged.  Cash flows from derivatives not designated as hedging instruments are classified according to the activity in which they relate.

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

Environmental Matters

The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company, and third party waste disposal facilities based on evaluations of current law and existing technologies.  Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies.  The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated.  The liabilities recorded are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available.

Warranties

In the normal course of business, to facilitate sales of its products, the Company issues product warranties, and it enters into contracts and purchase orders that often contain standard terms and conditions that typically include a warranty.  The Company’s warranty activities do not have a material impact on the Company’s consolidated financial position or results of operations.

Guarantees

Guarantees arise in the normal course of business from relationships with customers, employees, and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur.  Non-performance under a contract by the guaranteed party triggers the obligation of the Company.  The Company’s potential obligation under its guarantees is not material to the Company’s consolidated financial position or results of operations.

New Accounting Standards

In February 2013, the FASB issued guidance to amend the requirements for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  The guidance was effective for annual periods beginning after December 15, 2013, with early adoption permitted.  The adoption did not impact the Company’s financial position or results of operations.

Index

In March 2013, the FASB issued guidance that resolves the diversity in practice about whether consolidation accounting guidance or foreign currency accounting guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a certain group of assets within a foreign entity.  In addition, the guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages. The guidance was effective for annual periods beginning after December 15, 2013, with early adoption permitted.  The adoption did not impact the Company’s financial position or results of operations.

In April 2013, the FASB issued guidance that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent and disclose the entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.  The guidance was effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted.  The adoption did not impact the Company’s financial position or results of operations.

In December 2013, the FASB issued guidance to define Public Business Entities (“PBE”) in the FASB Master Glossary.  The definition of a PBE will be used by the FASB to determine the scope of new accounting and reporting guidance and to identify the types of companies that are excluded from the scope of the Private Company Decision-Making Framework.  Under the new definition, the Company is a PBE.  The definition of PBE did not impact the Company’s financial statement disclosures, financial position, or results of operations.

In April 2014, the FASB issued guidance to update the definition of discontinued operations by limiting reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted.  The adoption is not expected to impact the Company’s financial position and results of operations.

In May 2014, the FASB issued guidance which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its financial position, results of operations, and financial statement disclosures.

In August 2014, the FASB issued guidance that requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption is not expected to impact the Company’s financial statement disclosures.

NOTE 3 – GAINS ON LONG-TERM SALES AGREEMENTS

In 2014, the Company recognized a gain associated with the termination of a long-term sales agreement with a customer.  The long-term sales agreement required the customer to make initial non-refundable advanced cash payments, which were recorded as deferred revenue.  During the term of the contract, the customer ceased taking its contractually required minimum supply of product resulting in a termination of the contract and legal actions to recover damages associated with the customer’s failure to perform.  The termination and related actions resulted in recognition of $32.7 of previously recorded deferred revenue.  The Company has no remaining obligation to perform under the agreement.  The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” in the consolidated statements of income.  After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2014 increased by $17.2.

Index

In 2013, the Company recognized a gain associated with the termination of a long-term sales agreement with a customer.  The Company received a cash payment of $183.2, of which, $176.5 was recognized and reflected in “Gains on long-term sales agreements” in the consolidated statements of income.  The remaining amount was applied to outstanding receivables or was deferred.  The Company considered the settlement to be a triggering event for a held-and-used impairment test as production assets were dedicated solely to supplying this customer contract.  As such, the Company evaluated the recoverability of the long-lived assets.  Based on this evaluation, the Company determined that the long-lived assets with a carrying amount of $122.2 were impaired, and as a result, were written down to their estimated fair value of $8.3.  Fair value was based on the liquidation value of these assets.  As the liquidation value exceeded the fair value based on future cash flows, the assets were written down to the liquidation value.  The impairment charge was reflected in “Asset charges and restructuring expenses” in the consolidated statements of income.  As a result of the gain and impairment, net income attributable to the Company for the year ended December 31, 2013 increased by $40.7, after income taxes.

Also during 2013, the Company recognized a gain associated with the termination of multiple long-term sales agreements with a customer.  The long-term sales agreements required the customer to make initial non-refundable advanced cash payments, which were recorded as deferred revenue.  During the term of the contract, the customer ceased taking its contractually required minimum supply of product resulting in a decision by the Company to terminate the contracts and initiate legal actions to recover damages associated with the customer’s failure to perform.  The termination and related actions resulted in recognition of $52.0 of previously recorded deferred revenue.  The Company has no remaining obligation to perform under the agreements.  The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” in the consolidated statements of income.  After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2013 increased by $23.1.

In 2012, the Company resolved a contract dispute related to certain long-term sales agreements.  The resolution was mainly comprised of a cash payment of $18.5 and recognition of previously recorded deferred revenue of $24.7.  The Company has no remaining obligation to perform under the agreements.  The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” in the consolidated statements of income.  After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the year ended December 31, 2012 increased by $19.7.

In 2011, the Company resolved a contract dispute related to certain long-term sales agreements.  The resolution included a cash payment of $195.2, which was received by the Company in January 2012.

NOTE 4 – POLYCRYSTALLINE SILICON MARKET CONDITIONS AND CHINA TRADE MATTERS

The Company is a provider of polycrystalline silicon and other silicon-based products used in the manufacturing of semiconductor devices and solar cells and modules.  These products account for a significant portion of the Company’s operating results.  Pricing for these products declined sharply during the fourth quarter of 2011.  As a result, management made a decision to temporarily delay ongoing construction activities associated with the second phase of a polycrystalline silicon plant expansion.

In July 2012, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of solar-grade polycrystalline silicon products from the U.S. and Korea based on a petition filed by Chinese solar-grade polycrystalline silicon producers.  Solar-grade polycrystalline sales volumes declined and the production levels of certain of the Company’s existing operating assets were reduced.  During the fourth quarter of 2012, management determined the additional planned capacity of the second phase plant expansion was no longer economically viable due to the market conditions and made the decision to abandon the partially constructed assets.  The construction-in-progress assets were written down to scrap values, resulting in a charge of $283.2 on assets with a carrying value of $312.4.

As a result of the ongoing market conditions and the trade matter, the planned first quarter 2013 startup of the first phase of a polycrystalline silicon plant expansion was delayed.  In the third quarter of 2013, MOFCOM imposed provisional antidumping and countervailing duties, and the requirement for customers to pay provisional duties on imports of solar-grade polycrystalline silicon became effective.  Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset group is recoverable by estimating the sum of future undiscounted cash flows expected to be generated by the asset.  If the estimated undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge must be recognized for the difference between the carrying value and the fair value of the asset.  As a result of the notice of provisional duties received from MOFCOM during the third quarter of 2013, the Company assessed whether the carrying value of all polycrystalline silicon assets might be impaired.  The Company’s estimates of future undiscounted cash flows indicated the polycrystalline silicon asset group was recoverable.

Index

In January 2014, MOFCOM issued a final determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping.  The determination resulted in antidumping duties of 53.3% and countervailing duties of 2.1% on future imports from the Company into China.  During the fourth quarter of 2014, due to sustained adverse market conditions created by industry oversupply, ongoing challenges presented by global trade disputes, and the cost of operating the facility, management concluded that future operation of the first phase of the polycrystalline silicon plant expansion would not be economically viable and decided to permanently abandon the assets.  The decision was approved by the Company’s Board of Directors on December 15, 2014.  The decision to permanently abandon the assets resulted in a charge of $1,481.0, reflected in “Asset charges and restructuring expenses” in the consolidated statements of income.  The charge consisted of $1,434.6 relating to the write-down to fair value on assets with a carrying value of $1,489.4.  The fair value was determined based on liquidation value of the assets.  The charge also included other contract cancellation, employee separation, and related exit costs of $46.4, of which a $34.0 liability remained at December 31, 2014.  As a result of the significant change in the use of this asset, the Company assessed whether the carrying value of all polycrystalline silicon assets might be impaired.  The Company’s estimates of future undiscounted cash flows indicated the polycrystalline silicon asset group was recoverable.  After write-down for the abandonment, the total carrying value of polycrystalline silicon fixed assets was $2.0 billion as of December 31, 2014.

NOTE 5 – RESTRUCTURING

In 2013, the Company initiated a plan of restructuring that included the involuntary termination of professional and production employees, primarily in domestic manufacturing locations where operations had declined.  During the year ended December 31, 2013, the Company recorded $9.0 for employee-related costs and recognized a charge of $30.5 associated with the termination of a long-term supply contract.  This restructuring liability was settled as of December 31, 2013.

In 2012, the Company initiated a plan of restructuring that included the involuntary termination of professional employees worldwide and capital asset disposals.  As of December 31, 2012, the Company recorded $67.5 for employee-related costs associated with ongoing benefit arrangements and $297.5 for asset disposals, including charges for the polycrystalline silicon asset abandonments discussed in Note 4.  During the year ended December 31, 2013, the Company recorded an additional $11.2 for asset charges and decreased employee-related costs by $1.2.  This restructuring liability was settled as of December 31, 2014.

NOTE 6 – INVESTMENTS

Investments reflected in “Marketable securities” in the consolidated balance sheets as of December 31, 2014 and 2013 were $86.1 and $96.3, respectively.  These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses, and fair value of the investments by classification were as follows:

	December 31, 2014
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Debt Securities - Auction rate preferred securities	Level 3	$ 76.0	$ -	$ (3.1)	$ 72.9
Foreign Equity Securities	Level 1	0.5	2.1	-	2.6
Preferred Equity Securities	Level 2	-	-	-	-
Other	Level 1	10.6	-	-	10.6
Total Marketable Securities		$ 87.1	$ 2.1	$ (3.1)	$ 86.1

	December 31, 2013
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Debt Securities - Auction rate preferred securities	Level 3	$ 76.0	$ -	$ (7.0)	$ 69.0
Foreign Equity Securities	Level 1	1.0	2.1	-	3.1
Preferred Equity Securities	Level 2	0.9	13.3	-	14.2
Other	Level 1	10.0	-	-	10.0
Total Marketable Securities		$ 87.9	$ 15.4	$ (7.0)	$ 96.3

Index

As of December 31, 2014, securities in an unrealized loss position for 12 months or more were valued at $15.4, net of unrealized losses of $1.2.  As of December 31, 2013, the Company did not have any securities in an unrealized loss position for more than 12 months.

Level 3 Assets

The changes in fair value of Level 3 assets were as follows:

	2014	2013

Beginning balance as of January 1	$ 69.0	$ 75.7
Transfers out of Level 3	-	-
Change in unrealized losses in other comprehensive loss	3.9	(6.7)
Realized gains/(losses) included in earnings	-	-
Sales/redemptions of assets classified as Level 3	-	-
Ending balance as of December 31	$ 72.9	$ 69.0

In 2013, the Company reached a settlement relating to losses incurred by the Company associated with its auction rate securities portfolio and the failure of the auction market.  The total settlement reached was a $29.5 gain and was reflected in “Other nonoperating income, net” in the consolidated statements of income.

The Company held the following securities classified as Level 3 assets based upon valuation using significant unobservable inputs:

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range

Auction rate preferred securities	$72.9	Effective interest	Market required effective interest rate	4.0% - 5.0%

Auction Rate Preferred Securities

As of December 31, 2014 and 2013, the Company held auction rate preferred securities valued at $72.9 and $69.0, respectively.  The interest rates reset on these variable rate instruments quarterly through an auction process.  Since the auctions have failed, default dividend allocation methods are in effect.  While 84% of the securities were rated below investment grade as of December 31, 2014, all of the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices.

NOTE 7 – INVENTORIES

The components of inventories were as follows:

	December 31, 2014	December 31, 2013

Produced goods	$ 777.8	$ 738.0
Purchased materials	181.5	134.1
Maintenance and supplies	124.5	131.7
Total Inventory	$ 1,083.8	$ 1,003.8

Produced goods include both work-in-process and finished goods.  Due to the nature of the Company’s operations, it is not practical to classify inventory between work-in-process and finished goods as such classifications can be interchangeable for certain items.  Purchased materials primarily consist of the Company’s raw material inventories.  Maintenance and supplies included in inventory primarily represent spare component parts that are used in the Company’s manufacturing processes.

Index

NOTE 8 – INCOME TAXES

The components of income before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
	2014	2013	2012

Domestic	$ 358.5	$ 276.5	$ 175.5
Foreign	348.1	391.0	172.7
Total	$ 706.6	$ 667.5	$ 348.2

The components of the income tax provision were as follows:

	Years Ended December 31,
	2014			2013			2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Domestic	$ (30.3)	$ 33.0	$ 2.7	$ 213.1	$ (154.8)	$ 58.3	$ (61.2)	$ 104.2	$ 43.0
Foreign	113.4	15.9	129.3	114.6	60.9	175.5	115.1	4.8	119.9
Total	$ 83.1	$ 48.9	$ 132.0	$ 327.7	$ (93.9)	$ 233.8	$ 53.9	$ 109.0	$ 162.9

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
Deferred Tax Assets:
Implant costs	$ 132.4	$ 592.4
Postretirement benefit obligations	513.1	382.2
Tax loss carryforwards	151.4	143.8
Tax credit carryforwards	427.5	159.2
Accruals and other	135.8	147.4
Inventories	18.9	3.7
Long-term debt	45.5	44.3
Deferred revenue	172.6	120.8
Total deferred tax assets	$1,597.2	$1,593.8
Deferred tax liabilities:
Property, plant and equipment	(868.1)	(981.7)
Net deferred tax assets prior to valuation allowance	$ 729.1	$ 612.1
Less: Valuation allowance	(197.9)	(169.7)
Net Deferred Tax Assets	$ 531.2	$ 442.4

The Company believes that it is more likely than not that the overall net deferred tax assets will be realized.  However, valuation allowances of $197.9 have been recorded as of December 31, 2014 where the Company believes it is not more likely than not that the deferred tax assets in certain jurisdictions will be realized.  The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies, and the period of time over which the tax benefits can be utilized.  Of the total valuation allowance amount, $28.2 is attributable to realized and unrealized capital losses on marketable securities; $96.1 from a state investment tax credit; $18.4 primarily due to net operating losses in Brazil; and $37.8 from state net operating losses in the U.S.

As of December 31, 2013, the Company’s “Implant liability” recorded in the consolidated balance sheets was $1,616.4 with an associated “Implant costs” deferred tax asset of $592.4.  As of December 31, 2014, the Company revised its estimate of liability associated with the plan and reduced the “Implant liability” to $363.6, which decreased the deferred tax asset to $132.4.  See Note 17 for further discussion of the revised liability estimate.

The Company has tax credit carryforwards of $427.5 as of December 31, 2014 attributable to foreign tax credits in the U.S. of $298.8, general business credits in the U.S. of $32.6, and state investment tax credits of $96.1.  The foreign tax credits expire between 2019 and 2024; the general business credits expire between 2031 and 2034; and the state investment tax credit has an indefinite carryforward period.

Index

Tax effected operating loss carryforwards as of December 31, 2014 were $151.4.  Of the tax effected operating loss carryforwards, $92.8 are subject to an indefinite carryforward period and were generated by the Company’s subsidiaries in Brazil and the United Kingdom and $49.6 are state net operating losses which are subject to various carryforward periods.

Cash paid for income taxes, net of refunds received, was $109.6, $155.8, and $160.8 for the years ended December 31, 2014, 2013, and 2012, respectively.

The effective rate of the income tax provision may differ from the United States federal statutory tax rate.  A reconciliation of the tax rate was as follows:

	Years Ended December 31,
	2014	2013	2012

Income Tax Provision at Statutory Rate	$ 247.3	$ 233.6	$ 121.9

Increase/(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	(16.8)	6.7	(25.0)
Domestic manufacturing deduction	8.5	(20.7)	4.9
Valuation allowances	(4.3)	11.7	(1.4)
Change in foreign tax rates	-	13.1	10.2
Tax reserves	-	(8.1)	8.6
Noncontrolling interest losses	-	4.5	46.0
U.S. tax effect of foreign earnings and dividends	(93.6)	2.9	4.0
Other, net	(9.1)	(9.9)	(6.3)
Total Income Tax Provision at Effective Rate	$ 132.0	$ 233.8	$ 162.9

Effective Rate	18.7%	35.0%	46.8%

During 2014, the Company paid a dividend from a subsidiary in Luxembourg to the U.S.  The Company recorded a reduction of $99.2 to the income tax provision for the year ended December 31, 2014.  This repatriation of earnings does not change the Company’s ability and intent to continue to permanently reinvest undistributed earnings of foreign subsidiaries.

During 2012, management determined a polycrystalline silicon plant expansion would no longer be economically viable due to challenging market conditions and abandoned this activity.  The impact of the abandonment write-down was $36.3, included in “Noncontrolling interest losses” within the table above.  The impact of the write-down increased the effective tax rate as the Company does not receive the full tax benefit from the portion of tax losses attributable to the noncontrolling shareholders.  As the Company had acquired the remaining interest in the majority owned subsidiary since 2012, the 2014 abandonment of a polycrystalline silicon plant expansion did not impact noncontrolling interest losses.

As of December 31, 2014, income and remittance taxes have not been recorded on $814.0 of undistributed earnings of foreign subsidiaries, as the Company intends to reinvest those earnings indefinitely.  If the Company did not intend to reinvest those earnings indefinitely, the Company would have a deferred tax liability of $89.5 related to the outside basis difference of its foreign subsidiaries.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2006.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year
United Kingdom	2013	Korea	2013
Belgium	2012	Brazil	2009
Japan	2010	China	2009
Germany	2011	United States	2006

Index

During 2010, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for 2006, 2007, 2008, and 2009.  The Company filed protests and appeals in response to the proposed adjustments for the years 2006 through 2009.  The Company also made voluntary protective bond deposits of $112.2 in 2010 and subsequently redeemed $112.2 of the deposits in 2012 due to management’s belief that the IRS assertions would not be sustained.  If the IRS prevails on the proposed adjustments for the remaining years under audit, the resulting tax deficiency will be $115.3.  However, due to the temporary nature of the proposed adjustments, management believes that the resolution of the remaining issues will not have a material impact on the Company’s consolidated financial position or results of operations.

During 2014, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for 2011 and 2012.  Management plans to contest the proposed adjustments and believes the adjustments will not be sustained.  If the IRS prevails on the proposed adjustments, the estimated tax deficiency is approximately $709.6 for 2011 and $326.2 for 2012.   Future proposed adjustments related to the same matter are possible.  However, due to the temporary nature of the proposed adjustments, management believes that resolution of the claims will not have a material impact on the Company’s consolidated results of operations.

As of December 31, 2014, no jurisdiction has proposed any other significant adjustments to the Company’s tax returns that management believes would be sustained and would materially affect the Company’s financial position.  In addition, the Company does not anticipate that any material adjustments will result from settlements, closing of tax examinations, or expiration of applicable statutes of limitation in various jurisdictions within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits, excluding any indirect tax benefit of these unrecognized gross tax benefits in another jurisdiction, interest, and penalties, was as follows:

	Years Ended December 31,
	2014	2013	2012

Unrecognized tax benefits as of January 1	$ 89.5	$ 16.9	$ 3.7
Additions based on tax positions related to the current year	11.2	70.6	-
Additions for tax positions of prior years	-	33.7	27.8
Reductions to tax positions related to the current year	16.7
Reductions for tax positions of prior years	(2.1)	(5.6)	(0.3)
Settlements	(12.9)	(26.1)	(14.3)
Balance as of December 31	$ 102.4	$ 89.5	$ 16.9

The Company had approximately $102.4 of total gross unrecognized tax benefits as of December 31, 2014.  Of this total, $21.8 (including interest, penalties, and net of the federal benefit on state items) represents the amounts of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in any future period.

NOTE 9 – DERIVATIVES

In 2013, the Company recognized a favorable long-term supply contract at fair value.  The contract provides for the supply of electricity, which is expected to be used in the normal course of business.  The contract requires the purchase of minimum volumes and any unused volumes are liquidated on a net basis when minimum volumes are not taken.  The contract is a derivative, but was previously unrecognized under the normal purchase normal sale scope exception within the derivative accounting guidance.  Due to operational matters and uncertainty regarding the level of future physical deliveries and net settlements under the contract, the Company determined that the normal purchase normal sale scope exception could no longer be applied.

Under a discounted cash flow method, the fair value of the supply contract was determined by using market prices from the Brazilian Intercontinental Exchange (“BRIX”) for the years 2014 through 2017 and extrapolating them over the remaining periods where market prices are not observable.  Since the BRIX curve only provides forward pricing until May 2017, the inputs used in the valuation of the contract were considered Level 3.  Electricity prices used in the valuation ranged from $68 to $136 U.S. dollars per megawatt hour for the years 2014 through 2017.  The Company used the observable price from 2017 of $68 U.S. dollars per megawatt hour as the basis for the price in the final year, 2018.  Changes in the fair value of the contract are reflected in “Other nonoperating income, net” in the consolidated statements of income.  During the years ended December 31, 2014 and 2013, the Company recognized $47.6 and $63.3 of income, respectively.  The derivative asset was reflected in “Other noncurrent assets” in the consolidated balance sheets as of December 31, 2014 and December 31, 2013, at $110.9 and $63.3, respectively.  Cash flows related to this derivative are reflected in “Cash flows from operating activities” in the consolidated statements of cash flows.

Index

Other derivative balances and hedging activities were not material to the financial position or results of operations of the Company.

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

The Company accounts for its investment in these entities under the equity method of accounting.  The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company’s guarantees of nonconsolidated subsidiaries’ debt.  As of December 31, 2014, the maximum exposure to loss was $155.8.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	Estimated Useful	December 31,
	Life (Years)	2014	2013
Land	-	$ 138.8	$ 204.3
Land improvements	11-20	355.3	545.4
Buildings	18-33	2,248.4	2,918.7
Machinery and equipment	3-25	7,774.8	8,735.9
Construction-in-progress	-	165.8	134.1
Total property, plant and equipment		$ 10,683.1	$ 12,538.4
Accumulated depreciation		(5,276.3)	(5,307.3)
Net property, plant and equipment		$ 5,406.8	$ 7,231.1

The Company recorded depreciation expense of $486.0, $484.0, and $391.5 for the years ended December 31, 2014, 2013, and 2012, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2014, 2013, and 2012 was $5.1, $16.5, and $94.5, respectively.

NOTE 12 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2014 and 2013, the Company had gross goodwill of $61.9 and $70.3, respectively.  Changes in the carrying amount of goodwill related to currency translation.  The gross and net amounts of intangible assets, excluding goodwill, were as follows:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$ 5.6	$ (4.2)	$ 1.4
Completed technology	13.3	(9.8)	3.5
Electricity contract	35.3	(15.8)	19.5
Land use rights	52.4	(7.5)	44.9
Other	22.7	(21.1)	1.6
Total	$ 129.3	$ (58.4)	$ 70.9

Index

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$ 6.5	$ (0.2)	$ 6.3
Completed technology	15.2	(14.2)	1.0
Electricity contract	35.3	(13.2)	22.1
Land use rights	52.6	(6.5)	46.1
Other	25.9	(24.3)	1.6
Total	$ 135.5	$ (58.4)	$ 77.1

The Company recorded amortization expense related to these intangible assets of $5.3, $6.1, and $7.1 for the years ended December 31, 2014, 2013, and 2012, respectively.  The estimated aggregate amortization expense to be recorded in each of the next five years is as follows: 2015 - $5.2, 2016 - $5.2, 2017 - $5.2, 2018 - $5.2, and 2019 - $4.0.

NOTE 13 – NOTES PAYABLE AND CREDIT FACILITIES

Short-Term Borrowings

Amounts reflected in “Short-term borrowings and current maturities of long-term debt” in the consolidated balance sheets contain current maturities of the long-term debt instruments disclosed below when repayment is due within the next 12 months.  Such amounts were $7.0 and $5.5 as of December 31, 2014 and 2013, respectively.

Additionally, the Company had outstanding short-term debt of $73.8 in China as of December 31, 2013.  The borrowings in China were primarily denominated in Renminbi with an interest rate generally set by the People’s Bank of China at the time of borrowing.  Since the interest rates for the borrowings in China were reset regularly based on market conditions, management believed the carrying value of the debt approximated its fair value for these borrowings and classified them as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.  The borrowings in China were fully repaid during 2014.

Credit Facilities

In March 2011, the Company entered into a five-year $1.0 billion revolving credit facility agreement with various U.S. and foreign banks.  In November 2013, the facility was extended through 2018.  The facility allows for borrowing in multiple currencies for working capital needs and general corporate purposes of the Company.  Borrowings bear interest at a LIBOR-plus rate or an alternate rate based on LIBOR, the Prime Rate or the Federal Funds Effective rate plus various spreads based on the terms of the agreement.  As of December 31, 2014, the Company had no outstanding balance on the facility.

In addition, the Company had unused and committed credit facilities with various U.S. and foreign banks of $60.2 and $67.9 as of December 31, 2014 and 2013, respectively.  These credit facilities may require the payment of commitment fees.  The Company intends to renew these facilities at their respective maturities.  These facilities are available to support working capital requirements.

Long-Term Debt

Long-term debt consisted of the following:

	Years Ended December 31,
	2014	Rates	2013	Rates
Long-term debt
Variable rate notes due 2016	$ 150.0	1.3%	$ 150.0	1.3%
Fixed rate notes due 2018	350.0	4.1%	350.0	4.1%
Variable rate bonds due 2019	2.0	0.2%	2.5	0.2%
Fixed rate notes due 2021	350.0	4.8%	350.0	4.8%
Other obligations and capital leases	100.4	2.6-9.0%	90.1	3.5-9.0%
Total long-term debt	$ 952.4		$ 942.6
Less current maturities of long-term debt	7.0		5.5
Total long-term debt due after one year	$ 945.4		$ 937.1

Index

In February 2013, a wholly owned subsidiary of the Company entered into a $150.0 unsecured term loan, due in February 2016, with a U.S. branch of a Japanese bank.  Subsequent to December 31, 2014, the Company committed to prepay $50.0 of the loan in February 2015.  Since the interest rate for the borrowing under the loan agreement is reset regularly based on market conditions, management believes the carrying value of the debt approximates the fair value of the borrowing and is classified as a Level 2 measurement due to use of valuation inputs based on similar liabilities in the market.

In March 2011, the Company issued senior unsecured fixed rate notes at par with an aggregate principal amount of $700.0, including $350.0 of 4.1% Series A Notes due March 2018 and $350.0 of 4.8% Series B notes due March 2021.  Valuation of the senior notes is conducted on a quarterly basis using the benchmark risk-free interest rate with a credit spread based on comparable companies with similar credit risk profiles and considering business-specific risks.  Because the fixed rate notes were valued using inputs based on similar liabilities observed in the market, the Company’s fixed rate notes were classified as a Level 2 measurement.  As of December 31, 2014, the fair values of Series A Notes and Series B Notes were $361.0 and $380.1, respectively.

In April 2009, a majority owned subsidiary of the Company entered into an unsecured five-year term loan facility with a syndicate of commercial banks in China.  The amount of the facility was 4.2 billion Renminbi ($688.9 U.S. dollars).  The facility permitted borrowing in U.S. dollars and Renminbi with required repayments commencing two years after the drawdown date.  Repayments of $198.1 and $394.7 were made in 2013 and 2012, respectively.  The full amount was repaid as of December 31, 2013.  No further borrowings are available under this facility.

The Company and its subsidiaries are in compliance with its debt covenants, including leverage ratios and interest coverage ratios.

Annual aggregate maturities of the long-term debt of the Company are: 2015 - $7.0, 2016 - $156.2, 2017 - $20.0, 2018 - $355.6, and $413.6 for 2019 and beyond.

Cash paid for interest during the year ended December 31, 2014, 2013, and 2012 was $50.1, $57.8, and $95.4, respectively.

Sales of Receivables

The Company maintains an accounts receivable facility with a bank in Japan which expires in March 2015.  The discount rate under this facility is the equivalent of TIBOR plus 0.25%.  The Company sold receivables in the amount of $77.2 and $244.7 to this bank in exchange for cash proceeds of $77.2 and $244.6 during the years ended December 31, 2014 and 2013, respectively.  Under the facility, the Company continues to collect the receivables from the customer but retains no interest in the receivables.  The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.  The transfer of receivables provides additional liquidity to the Company.  The counterparty for the receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by receivables in the U.S. which expires in October 2015.  The interest rate under this facility is based on LIBOR.  As of December 31, 2014 and 2013, there were no outstanding amounts under this facility.  The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.

Letters of Credit

The Company had outstanding letters of credit of $37.2 and $52.8 as of December 31, 2014 and 2013, respectively.

NOTE 14 – DEFERRED REVENUE

The Company has historically entered into long-term product sales agreements with certain customers.  Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments.  Most of these product sales agreements extend over various periods and, prior to 2012, the revenue associated with the agreements had been recognized using the average sales price over the life of the agreements.  Under the average price methodology, differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology were reported as deferred revenue in the consolidated balance sheets.  After a series of amendments to the agreements in 2012, the Company concluded that future sales prices were no longer fixed and determinable and discontinued the use of the average price methodology.  For the year ended December 31, 2012 and periods thereafter, the revenue associated with these product sales agreements is recognized using invoice-based pricing with a ratable recognition of existing deferred revenue amounts.

Index

Under certain agreements, customers were required to make initial non-refundable advanced cash payments.  During the years ended December 31, 2014 and 2013, the Company received advanced payments of $65.8 and $111.2, respectively.  The Company does not expect to receive any advanced payments in the next twelve months.  Advanced cash payments received are recorded as deferred revenue and are typically applied ratably on a per kilogram basis as products are shipped over the life of the agreements.  Modification to terms of the agreements may alter the timing of future advanced payments receipts or their application to future purchases.  In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments.  The advanced payments received are reflected in “Cash flows from operating activities” in the consolidated statements of cash flows.

Total deferred revenue reflected in “Current deferred revenue” and “Deferred revenue” in the consolidated balance sheets as of December 31, 2014 and 2013, was $3,202.3 and $3,442.6, respectively. The changes in deferred revenue were as follows:

	2014	2013	2012

Beginning balance as of January 1	$ 3,442.6	$ 3,572.3	$ 3,632.7
Average price revenue generated	-	-	1.9
Average price revenue recognized	(19.4)	(15.8)	(26.1)
Advanced payments received	65.8	111.2	95.3
Advanced payments applied	(246.6)	(175.4)	(88.7)
Contract resolution / other	(40.1)	(49.7)	(42.8)
Ending balance as of December 31	$ 3,202.3	$ 3,442.6	$ 3,572.3

Current deferred revenue of $319.6 and $305.2 was recorded in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.  The current portion was determined based on the Company’s estimate of advanced payments to be applied to customer purchases in the next 12 months.

NOTE 15 – PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees.  The components of net periodic benefit cost for the Company’s U.S. and non-U.S. plans were as follows:

	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost
Service cost	$ 49.9	$ 61.6	$ 63.3	$ 13.2	$ 26.0	$ 26.1	$ 63.1	$ 87.6	$ 89.4
Interest cost on projected benefit obligations	90.3	83.1	85.1	33.7	30.5	33.5	124.0	113.6	118.6
Expected return on plan assets	(74.8)	(71.6)	(74.5)	(34.8)	(30.6)	(30.8)	(109.6)	(102.2)	(105.3)
Amortization of net prior service costs	2.4	2.4	2.7	1.0	1.2	1.4	3.4	3.6	4.1
Amortization of net losses	39.4	59.1	65.9	4.2	11.9	12.2	43.6	71.0	78.1
Other adjustments	-	-	-	-	2.6	-	-	2.6	-
Total	$107.2	$134.6	$142.5	$ 17.3	$ 41.6	$ 42.4	$124.5	$176.2	$184.9

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013

Amortization of net prior service costs	$ (2.4)	$ (2.4)	$ (0.6)	$ (0.8)	$ (3.0)	$ (3.2)
Amortization of net losses or settlement recognition	(39.4)	(59.1)	(4.0)	(12.1)	(43.4)	(71.2)
Net loss (gain) arising during the year	377.9	(194.7)	78.9	(48.8)	456.8	(243.5)
Total	$ 336.1	$ (256.2)	$ 74.3	$ (61.7)	$ 410.4	$ (317.9)

Index

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013

Projected benefit obligation	$ 2,458.4	$ 1,948.4	$ 826.4	$ 742.0	$ 3,284.8	$ 2,690.4
Accumulated benefit obligation	2,080.1	1,663.8	808.0	726.2	2,888.1	2,390.0
Fair value of plan assets	1,483.9	1,330.5	608.6	566.0	2,092.5	1,896.5

The reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets, and the funded status of the plans as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013
Change in benefit obligation
Projected benefit obligation, beginning of year	$ 1,948.3	$ 2,136.3	$ 867.9	$ 833.7	$ 2,816.2	$ 2,970.0
Service cost	49.9	61.6	13.2	26.0	63.1	87.6
Interest cost	90.3	83.1	33.7	30.5	124.0	113.6
Actuarial (gains) losses	482.0	(245.8)	141.4	19.6	623.4	(226.2)
Foreign currency exchange rate changes	-	-	(75.9)	7.3	(75.9)	7.3
Benefits paid and settlements	(112.1)	(86.9)	(29.0)	(28.5)	(141.1)	(115.4)
Curtailments and Other	-	-	-	(20.7)	-	(20.7)
Projected benefit obligation, end of year	$ 2,458.4	$ 1,948.3	$ 951.3	$ 867.9	$ 3,409.7	$ 2,816.2

Fair value of plan assets
Fair value of plan assets, beginning of year	$ 1,330.5	$ 1,310.9	$ 661.1	$ 579.3	$ 1,991.6	$ 1,890.2
Actual return on plan assets	179.0	20.8	97.2	62.3	276.2	83.1
Foreign currency exchange rate changes	-	-	(50.0)	15.9	(50.0)	15.9
Employer contributions	86.5	85.7	18.4	32.1	104.9	117.8
Benefits paid and settlements	(112.1)	(86.9)	(29.0)	(28.5)	(141.1)	(115.4)
Fair value of plan assets, end of year	$ 1,483.9	$ 1,330.5	$ 697.7	$ 661.1	$ 2,181.6	$ 1,991.6

Funded status of plans	$ (974.5)	$ (617.8)	$ (253.6)	$ (206.8)	$(1,228.1)	$ (824.6)
Accumulated benefit obligation	2,080.1	1,663.8	875.8	802.7	2,955.9	2,466.5

The assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans were as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 5.6	$ -	$ -	$ 5.6
Equity securities	194.5	3.6	-	198.1
Corporate debt securities	-	396.4	-	396.4
U.S. government debt securities	-	258.6	-	258.6
U.S. government guaranteed mortgage backed securities	-	24.9	-	24.9
Other governmental debt securities	1.2	75.2	-	76.4
Investment funds	45.1	1,170.3	0.4	1,215.8
Other	-	5.8	-	5.8
Total	$ 246.4	$ 1,934.8	$ 0.4	$ 2,181.6

Index

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 4.9	$ -	$ -	$ 4.9
Equity securities	192.2	3.0	-	195.2
Corporate debt securities	-	354.9	-	354.9
U.S. government debt securities	-	200.0	-	200.0
U.S. government guaranteed mortgage backed securities	-	18.5	-	18.5
Other governmental debt securities	1.0	66.2	-	67.2
Investment funds	70.8	1,073.2	0.4	1,144.4
Other	-	6.5	-	6.5
Total	$ 268.9	$ 1,722.3	$ 0.4	$ 1,991.6

The changes in fair value of Level 3 assets for the year ended December 31, 2014 were as follows:

Beginning balance as of January 1, 2014	$ 0.4
Actual return on assets	-
Purchases	-
Sales	-
Ending balance as of December 31, 2014	$ 0.4

Level 1 assets were valued based on quoted prices in active markets.  Level 2 assets were primarily comprised of assets held in investment funds.  The value of these funds was determined based on quoted prices in active markets for assets that are identical to the underlying assets held by the funds.

Level 3 assets were investments in a long-term property lease fund.  Due to the absence of observable prices in an active market for the same or similar securities, the fair value of the securities was based on the last available market price for the underlying assets.

Amounts recorded in the consolidated balance sheets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013

Current benefit liabilities	$ (6.1)	$ (5.8)	$ (4.2)	$ (3.4)	$ (10.3)	$ (9.2)
Noncurrent benefit liabilities	(968.4)	(612.0)	(249.4)	(203.4)	(1,217.8)	(815.4)
Total recognized liabilities	$ (974.5)	$ (617.8)	$ (253.6)	$ (206.8)	$(1,228.1)	$ (824.6)

Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service cost	$ 8.1	$ 10.5	$ 4.4	$ 6.0	$ 12.5	$ 16.5
Net loss	1,063.2	724.8	214.6	157.1	1,277.8	881.9
Accumulated other comprehensive loss	$ 1,071.3	$ 735.3	$ 219.0	$ 163.1	$ 1,290.3	$ 898.4

The Company expects to recognize $77.3 of net loss and $3.3 of net prior service cost as a component of net periodic pension cost in 2015 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan.  For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period.  The Company had approximately $52.5 of net unrecognized asset gains associated with its U.S. pension plans as of December 31, 2014 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the U.S. defined benefit plan, as of December 31, 2014, the fair value of plan assets included 37% of equity securities and 63% of debt securities.  The plan targets an asset allocation of 40% equity securities and 60% debt securities.  The plan’s expected long-term rate of return is determined by the asset allocation and expected future rates of return on equity and fixed income securities.

Index

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

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding.  Contributions of approximately $136.2 are planned for the U.S. plans in 2015.  Contributions of approximately $15.5 are planned for non-U.S. plans in 2015.

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

	Benefit Obligations as of December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013

Discount rate	3.8%	4.8%	2.8%	4.0%	3.5%	4.5%
Rate of increase in future compensation levels	4.3%	4.3%	1.0%	1.1%	3.4%	3.2%

	Net Periodic Pension Cost for the Years Ended December 31,
	U.S. Plans			Non-U.S. Plans			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012

Discount rate	4.8%	4.0%	4.3%	4.0%	3.8%	4.4%	4.5%	4.0%	4.3%
Rate of increase in future compensation levels	4.3%	4.3%	4.8%	1.0%	3.6%	4.2%	3.4%	4.1%	4.6%
Expected long-term rate of return on plan assets	5.6%	5.6%	6.6%	5.6%	5.6%	5.9%	5.6%	5.6%	6.4%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate.  The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

In 2014, the Company determined that its best estimate for a mortality assumption related to its U.S. defined benefit plans was to follow the recommendation of the Society of Actuaries (“SOA”) and implement the new mortality tables and related improvement scale released by the SOA in 2014.  The new mortality information reflects improved life expectancies and an expectation that the trend will continue, which increased the Company’s benefit obligation as of December 31, 2014.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table.  The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2014 and include benefits attributable to future employee service.

Index

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total

2015	$ 91.4	$ 24.5	$ 115.9
2016	93.1	28.7	121.8
2017	95.6	31.2	126.8
2018	98.6	33.8	132.4
2019	102.2	35.7	137.9
2020-2024	578.3	213.7	792.0

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care benefits for most retired employees, primarily in the U.S.  The cost of providing these benefits to retirees outside the U.S. is not significant; therefore, this discussion relates to the U.S. plans only.  Net periodic postretirement benefit cost included the following components:

	Years Ended December 31,
	2014	2013	2012
Net Periodic Postretirement Benefit Cost
Service cost	$ 4.7	$ 5.9	$ 5.9
Interest cost	12.7	13.4	14.2
Amortization of prior service credits	(1.5)	(1.6)	(4.7)
Amortization of actuarial losses	4.1	8.7	7.4
Total	$ 20.0	$ 26.4	$ 22.8

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income included:

	Years Ended December 31,
	2014	2013
Amortization of prior service credits	$ 1.5	$ 1.6
Amortization of loss	(4.1)	(8.7)
Prior service credit arising during the year	(19.7)	-
Net loss (gain) arising during the year	29.5	(44.0)
Total	$ 7.2	$ (51.1)

Index

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation was as follows:

	December 31,
	2014	2013
Change in accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$ 320.0	$ 362.9
Service cost	4.7	5.9
Interest cost	12.7	13.4
Actuarial loss/(gain)	29.5	(44.0)
Plan change	(19.7)	-
Benefits paid	(18.0)	(18.2)
Accumulated postretirement benefit obligation at end of year	$ 329.2	$ 320.0

Funded status of plans	$ (329.2)	$ (320.0)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$ (17.8)	$ (19.9)
Noncurrent benefit liabilities	(311.4)	(300.1)
Total recognized liabilities	$ (329.2)	$ (320.0)

Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service credit	$ (21.8)	$ (3.6)
Net loss (gain)	108.6	83.2
Accumulated other comprehensive loss	$ 86.8	$ 79.6

The Company expects to recognize $7.1 of net loss and $3.1 of net prior service credit as a component of net periodic postretirement benefit cost in 2015.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.9% and 8.0% in 2014 and 2013, respectively.  In both 2014 and 2013, the health care cost trend rate was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter.  The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants.  The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later and such limits are expected to be reached in all subsequent years.  Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.0% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2014 by 1.5%.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.6% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2014 by 1.2%.

The discount rate used to determine the accumulated postretirement benefit obligation as of December 31, 2014 and 2013 was 3.8% and 4.5%, respectively.  The discount rate used to determine net periodic postretirement benefit cost for the years ended December 31, 2014, 2013, and 2012 was 4.5%, 3.8%, and 4.3%, respectively.  The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.

The Company funds most of the cost of the postretirement health care as incurred.  Benefit payments to retirees were $19.0 for the year ended December 31, 2014.  Reimbursements received under Medicare Part D were $1.0 for the year ended December 31, 2014.  The Company expects to pay future benefits under its postretirement health care plans as detailed in the following table.  The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2014.

Index

Estimated Postretirement Benefit Payments

2015	$ 18.1
2016	18.3
2017	18.6
2018	19.0
2019	19.4
2020-2024	101.2

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees.  The Company made matching contributions under defined contribution plans of $17.1, $17.8, and $19.5 for the years ended December 31, 2014, 2013, and 2012, respectively.  The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company.  Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2014 were $14.7.  The Company expects to make additional contributions of $17.1 to all defined contribution plans during 2015.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the components of accumulated other comprehensive loss for the years ended December 31, 2014, 2013, and 2012, included the following components:

	Foreign currency translation adjustment	Unrealized net gain (loss) on available for sale securities	Net gain (loss) on cash flow hedges1	Unamortized pension losses and prior service costs2	Accumulated other comprehensive income (loss)
Balance as of December 31, 2011	$ 228.1	$ (15.5)	$ (7.6)	$ (922.3)	$ (717.3)
Other comprehensive income before reclassifications	(10.6)	20.9	(1.9)	15.1	23.5
Amounts reclassified from AOCI3	-	(3.4)	6.0	54.6	57.2
Net current-period other comprehensive income	(10.6)	17.5	4.1	69.7	80.7
Balance as of December 31, 2012	$ 217.5	$ 2.0	$ (3.5)	$ (852.6)	$ (636.6)

Other comprehensive income before reclassifications	11.6	3.7	-	192.9	208.2
Amounts reclassified from AOCI3	-	-	3.5	53.1	56.6
Net current-period other comprehensive income	11.6	3.7	3.5	246.0	264.8
Balance as of December 31, 2013	$ 229.1	$ 5.7	$ -	$ (606.6)	$ (371.8)

Other comprehensive income before reclassifications	(158.1)	7.2	-	(308.3)	(459.2)
Amounts reclassified from AOCI3	-	(15.0)	-	31.6	16.6
Net current-period other comprehensive income	(158.1)	(7.8)	-	(276.7)	(442.6)
Balance as of December 31, 2014	$ 71.0	$ (2.1)	$ -	$ (883.3)	$ (814.4)

1
Net of tax effect of $(0.0), $(2.1), and $(2.4) for the years ended December 31, 2014, 2013, and 2012, respectively.  Tax effects of gains and losses arising during the period and reclassifications for gains included in income are included in the table below.

2
Net of tax effect of $141.9, $(130.1), and $(40.3) for the years ended December 31, 2014, 2013, and 2012, respectively.  Tax effects of gains and losses arising during the period and amortization in net income are included in the table below.

3	The unamortized pension losses and prior service costs are included in the computation of net periodic pension cost (see Note 15 for additional details).

	Years Ended December 31,
	2014	2013	2012
Net gain (loss) on cash flow hedges:
Gain (loss) arising during the period	$ -	$ (0.1)	$ 1.0
Less: reclassification for gain included in income	-	(2.0)	(3.4)
Net unrealized gain (loss) on cash flow hedges	-	(2.1)	(2.4)

Defined benefit plan adjustments:
Net gain (loss) arising during the period	159.4	(99.6)	(8.3)
Less: amortization of pension adjustments in net income	(17.5)	(28.4)	(29.6)
Defined benefit plans, net	141.9	(128.0)	(37.9)

Total tax (expense) benefit	$ 141.9	$ (130.1)	$ (40.3)

Index

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Chapter 11 Related Matters

On May 15, 1995 (the “Filing Date”), the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan in order to resolve the Company’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”).  The Company’s Joint Plan of Reorganization (the “Plan”) was confirmed in November 1999 and provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding through several settlement options or through litigation and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding.  The Company emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Plan.

Breast Implant and Other Products Liability Claims

The centerpiece of the Plan is a products liability settlement program administered by an independent claims office (the “Settlement Facility”). Claim processing activities of the Settlement Facility are performed under the management and direct oversight of a court-appointed Finance Committee.  Products liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”).   Under the Plan, total payments by the Company committed to resolving products liability claims are capped at a maximum $2.35 billion net present value (“NPV”) determined as of the Effective Date using a discount rate of 7%.  Of this amount, no more than $400.0 NPV determined as of the Effective Date (the “Litigation Subfund”) can be used to fund the Litigation Facility.  The Plan provisions specify certain fixed benefit amounts paid based on claimant eligibility (“First Priority”), as well as additional secondary benefit amounts (“Second Priority”) that vary based on claimant eligibility and availability of funds for distribution after the First Priority payments have been satisfied.  Under certain circumstances described in the Plan, the Litigation Subfund can be used to fund the settlement program, but only for First Priority payments.

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date.  Under the Plan, the Company is not required to remit additional funds to the Settlement Facility unless and until necessary to preserve liquidity.  The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits.  Insurance recoveries are paid directly to the Settlement Facility by the Company or by the Company’s insurers on behalf of the Company.  In 2013, the Company recognized a $24.2 gain in “Other nonoperating income, net” in the consolidated statements of income in connection with insurance settlements.  As of December 31, 2014, the Company and its insurers have made life-to-date payments of $1,753.2 to the Settlement Facility and the Settlement Facility reported an unexpended balance of $191.8. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds, and/or prospective borrowings.

As of December 31, 2013, the Company’s “Implant liability” recorded in the consolidated balance sheets was $1,616.4.  Consistent with previous liability amounts reported after Plan inception, this liability reflected the maximum capped amount under the Plan and represented management’s best estimate of the remaining obligation to fund the resolution of breast implant and other medical device claims pursuant to the Plan.  As of December 31, 2014, the Company revised its estimate and reduced the implant liability to $363.6.  The revision to the estimate was due to a combination of factors and the basis for the reduction is described in the following paragraphs.

Overall, the Settlement Facility has reported that claim filing rates and aggregate claim payouts have declined in recent years compared to the levels experienced near plan inception. Under the Plan, the Settlement Facility administers various levels of benefits to multiple classes of claimants based on claimant eligibility and the claimant’s ability to demonstrate certain medical or other qualifying criteria.  Since Plan inception, filing deadlines for certain categories of benefits have expired and benefit payments to certain groups of claimants have been fully or substantially distributed.  The Domestic Breast Implant Personal Injury class (“Class 5”) represents the largest group of claimants in the Settlement Facility with the highest aggregate eligible benefit values.  As of December 31, 2014, the Settlement Facility reported that approximately $1.2 billion in funds had been distributed to Class 5 claimants.  As of June 1, 2014, filing deadlines for all settlement benefits in this group, other than “Disease” benefits, had expired.  Class 5 claimants remain eligible to file claims under the “Disease” benefit category through June 1, 2019.  As of December 31, 2014, the Settlement Facility reported that approximately 57,000 claimant “Disease” filings have been resolved, representing approximately $600.0 of the $1.2 billion distributed to this group.  Based on the information reported by the Settlement Facility, approximately 63,000 Class 5 claimants remain potentially eligible to file “Disease” claims as of December 31, 2014.  This group represents the most significant remaining source of liability exposure as qualifying claimants are eligible for payments ranging from $2 thousand to $250 thousand dollars per claim.  While management anticipates a rise in claim filings as the 2019 filing deadline approaches, as is typical for mass tort settlement programs, future filing behaviors and the level of future funding requirements for this group over the remaining duration of the plan are uncertain.

Index

Since the Effective Date, approximately 740 opt-out lawsuits have been brought against the Litigation Facility.  As of December 31, 2014, the Settlement Facility reported that approximately $35.4 has been expended by the Litigation Facility and 17 claims remain unresolved.

In December 2013, the U.S. District Court for the Eastern District of Michigan, acting upon the recommendation and motion of the court-appointed Finance Committee and over the objection of the Company, authorized the Finance Committee to disburse a portion (50%) of Second Priority payments to claimants.  The Settlement Facility began disbursing payments to claimants under the court’s authorization in the second quarter of 2014.  The Plan documents provide that Second Priority payments, in full or in part, may be paid only upon a showing that adequate funding for First Priority payments is assured.  The Company believes the required level of assurance, as set forth in the Plan documents, has not been demonstrated.  An appellate court ruling in January 2015 supports the Company’s legal view. Although the timing of the disbursements is under legal dispute, the majority of the court-authorized Second Priority payments have been disbursed to claimants as of December 31, 2014.

In the second quarter of 2014, the Company received the Final Report on Claims Processing in the Revised Settlement Program (the “RSP Final Report”).  The Revised Settlement Program (the “RSP”) was a program sponsored by certain other breast implant manufacturers in the context of multi-district, coordinated federal breast implant cases.  The RSP was also a revised successor to an earlier settlement plan involving the Company (prior to its bankruptcy filing) and was open from 1995 through 2010. While the Company withdrew from the RSP, many of the benefit categories and payment levels in the Company’s settlement program were drawn from the RSP.  The RSP Final Report indicated that claim filing levels and benefits paid as reported in the comparable remaining periods of the RSP were substantially lower than filing levels and payments reported in earlier periods of the RSP.

Primarily as a result of the court’s authorization to disburse a portion of Second Priority payments and management’s assessment of information contained in the RSP Final Report, management determined sufficient information existed to revise its estimate of the implant liability during the fourth quarter of 2014.  The court’s concurrence with the motion of the court-appointed Finance Committee and the actual disbursement of early Second Priority payments provided stronger indication that these parties do not expect the maximum level of funding to be required in order to satisfy future obligations under the Plan.  Further, management concluded that claim information from the RSP Final Report would provide a reasonable basis to estimate future claim filing levels for the comparable periods remaining in the Settlement Facility.  This conclusion was based on an analysis that compared the design of both plans, as well as a comparison of actual claim filing experience observed through the first 10 years of each plan.  Management has determined that through 2014, adequate time has passed and sufficient actual claim experience has been accumulated in order to make a reasonable judgment on the comparability of claim experience between the RSP and the Settlement Facility.  Management, with the assistance of a third-party advisor, developed an estimate of the future Settlement Facility liability, primarily based on the assumption that future claim filings in the Settlement Facility will be similar to claim filing trends observed in the comparable periods of the RSP.  This assessment resulted in an estimated liability of $363.6.  Accordingly, as of December 31, 2014, management reduced the recorded liability to this amount and reflected the $1,299.8 reduction in “Implant liability adjustment” in the consolidated statements of income.

Management believes the revised liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including:

•	Future claim filing levels in the Settlement Facility will be similar to the RSP;
•	Future acceptance rates, disease mix, and payment values will be materially consistent with historical experience;
•	No material negative outcomes in future controversies or disputes over Plan interpretation will occur; and
•	The Plan will not be modified.

If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated.  If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,681.7 as of December 31, 2014.

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”).  In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement.  Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date.  The maximum amount payable under the agreement was $285.0.  As of December 31, 2014, $284.1 had been paid to Dow Chemical and $0.9 was reflected in “Other noncurrent liabilities” in the consolidated balance sheets.

Index

In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not offset by certain qualifying product liability claims paid by Dow Chemical, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date.  As of December 31, 2014, Dow Chemical had given notice to the Company that it has thus far incurred $174.0 of potentially qualifying claims.

Commercial Creditor Issues

The Joint Plan of Reorganization provides that each of the Company’s commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims.The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between the Company and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the Filing Date through the Effective Date (the “Pendency Interest”) as well as the presence of any recoverable fees, costs, and expenses.

The Company’s position is that (a) Pendency Interest should be (i) an amount determined by applying non-default rates of interest for floating rate obligations in accordance with the formulas in the relevant contracts, except that the aggregate amount of interest cannot be less than that resulting from the application of a fixed rate of 6.28% through the Effective Date and (ii) the higher of the relevant contract rates or 6.28% for all other obligations to the Commercial Creditors through the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at 5%, and (c) default interest rates should not apply (the “Company’s Position”). The Commercial Creditors’ position is that (a) Pendency Interest should be an amount determined by applying default rates of interest with respect to amounts overdue under the terms of the relevant debt and commercial agreements until the Effective Date, (b) interest payable to the Commercial Creditors for periods following the Effective Date should be computed at 5%, and (c) certain of the Commercial Creditors are entitled to unspecified fees, costs, and expenses.  The Company has paid to the Commercial Creditors an amount of interest that the Company considers to be undisputed, which was calculated by application of the Company’s Position (the “Undisputed Portion”).

In July 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting the Company’s Commercial Creditors to recover fees, costs, and expenses where allowed by relevant loan agreements and state law.  The matter was remanded to the U.S. District Court for the Eastern District of Michigan for further proceedings, including rulings on the facts surrounding specific claims and consideration of any equitable factors that would preclude the application of the Interest Rate Presumption.

As of December 31, 2014, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion.  As of December 31, 2014, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $98.9 to $324.3.  However, no single amount within the range appears to be a better estimate than any other amount within the range.  Therefore, the Company has recorded the minimum liability within the range.  As of December 31, 2014 and December 31, 2013, the amount of interest included in “Accrued interest” in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $97.4 and $92.7, respectively.  The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Risks and Uncertainties

The actual amount of future liabilities to resolve Chapter 11 related matters is uncertain.  As additional facts and circumstances develop related to Chapter 11 matters, it is at least reasonably possible that estimates recorded in the Company’s consolidated financial statements may be revised.  Future revisions, if required, could have a material effect on the Company’s financial position and results of operations in the period or periods in which such revisions are recorded.  Since any specific future developments, and the impact such developments might have on amounts recorded in the Company’s consolidated financial statements, are unknown at this time, an estimate of possible future adjustments cannot be made.

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

Index

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $30.3.  Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability.  The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated.  The amount accrued for environmental matters was $4.1 and $3.6 as of December 31, 2014 and 2013, respectively.

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

Other Regulatory Matters

Companies that manufacture and sell chemical products may experience risks under current or future laws and regulations which may result in significant costs and liabilities.  The Company routinely conducts health, toxicological, and environmental tests of its products.  The Company cannot predict what future regulatory or other actions, if any, may be taken regarding the Company’s products or the consequences of their production and sale.  Such actions could result in significant losses, and there can be no assurance that significant losses would not be incurred.  However, based on currently available information, the Company does not believe that any such actions would have a material adverse impact on the Company’s financial statements.

Other Legal Matters

The Company is subject to various claims and lawsuits that arise during the normal course of business, including matters relating to commercial disputes, product liability, governmental regulation, and other actions.  The Company believes that the possibility is remote that resolution of all presently pending matters would have a material adverse impact on the Company’s consolidated financial statements.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance, and taxes.  For the years ended December 31, 2014, 2013, and 2012 lease expense was $52.9, $51.4, and $53.9, respectively.  The minimum future lease payments required under noncancellable operating leases as of December 31, 2014 in the aggregate are $252.5, including the following amounts due in each of the next five years: 2015 - $44.7, 2016 - $33.1, 2017 - $23.5, 2018 - $19.4, and 2019 - $17.3.

NOTE 18 – CHANGES IN OWNERSHIP OF CONSOLIDATED SUBSIDIARIES

In 2013, the Company acquired additional ownership interests in three majority owned consolidated subsidiaries within the polycrystalline silicon industry in exchange for total cash consideration of $266.1.  The Company adjusted the carrying amount of the noncontrolling interest by $111.3 to reflect the change in ownership of the subsidiaries.  The acquisitions were accounted for as equity transactions.

Index

NOTE 19 – RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning, and their affiliates.  The following tables summarize related party transactions and balances with the Company’s shareholders:

	Years Ended December 31,
	2014	2013	2012
Sales to Dow Chemical	$ 19.3	$ 17.0	$ 6.9
Sales to Corning	15.4	18.9	23.3
Purchases from Dow Chemical	52.4	69.3	65.3

	December 31,
	2014	2013
Accounts receivable from Dow Chemical	$ 2.1	$ 1.0
Accounts receivable from Corning	1.0	0.7
Accounts payable to Dow Chemical	3.9	2.1

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

	Years Ended December 31,
	2014	2013	2012
Sales to nonconsolidated affiliates and noncontrolling shareholders	$ 461.1	$ 528.6	$ 612.4
Purchases from nonconsolidated affiliates and noncontrolling shareholders	357.0	337.6	361.0

The 2013 and 2012 “Purchases from nonconsolidated affiliates and noncontrolling shareholders” have been increased by $173.4 and $92.2, respectively, to correct the amounts previously reported.  The Company determined the impact of these revisions was not material to the prior periods, however, if revised, the comparability of prior periods would be enhanced.

	December 31,
	2014	2013
Accounts receivable from nonconsolidated affiliates and noncontrolling shareholders	$ 91.6	$ 95.5
Accounts payable to nonconsolidated affiliates and noncontrolling shareholders	24.6	7.2

In addition, the Company loans excess funds to Toray Industries, Inc., which is the noncontrolling shareholder of one of the Company’s non-wholly owned consolidated subsidiaries.  The amount of loans receivable as of December 31, 2014 and 2013 was $34.6 and $46.7, respectively.  These balances are included in “Notes and other receivables” in the consolidated balance sheets.

In November 2012, a majority owned subsidiary received a loan from the noncontrolling shareholder, Wacker Chemie AG.  The loan bears interest at 4.5% and is due in November 2021.  In December 2012, the majority owned subsidiary received an additional loan from Wacker Chemie AG, which also bears interest at 4.5% and is due in November 2020.  The outstanding balance of these loans was 705.0 and 740.1 Renminbi ($115.2 and $121.4 U.S. dollars, respectively) as of December 31, 2014 and 2013, respectively.  The loan balances are included in “Other noncurrent liabilities” in the consolidated balance sheets.

Index

Samsung Corning Precision
Materials Co., Ltd.

Consolidated Financial Statements

As of December 31, 2013 and 2012
and for the years ended
December 31, 2013, 2012 and 2011

Index

Samsung Corning Precision Materials Co., Ltd.
Index
December 31, 2013 and 2012
and for the years ended December 31, 2013, 2012 and 2011

Independent Auditor's Report

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

Management's Responsibility for the Consolidated Financial Statements

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

Auditor's Responsibility

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements.  The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error.  In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

/s/ Samil PricewaterhouseCoopers
Seoul, Korea
February 8, 2014

Index

Samsung Corning Precision Materials Co., Ltd.
Consolidated Balance Sheets
December 31, 2013 and 2012

(in thousands, except share and per share amounts)	2013	2012

Assets
Current assets
Cash and cash equivalents	$2,525,381	$1,609,360
Short-term financial instruments	190,025	844,365
Accounts and notes receivable
Customers, net of allowance for doubtful accounts of $5,115 and $5,931	74,957	110,315
Related parties	277,845	382,994
Inventories	92,767	92,324
Current deferred income tax assets, net	2,062	1,914
Assets held for sale	292,617	313,288
Other current assets	109,291	136,571
Total current assets	3,564,945	3,491,131

Equity method investments	2,352	6,689
Property, plant and equipment, net	3,336,416	3,644,033
Non-current deferred income tax assets, net	102	129
Other non-current assets	183,048	243,704
Total assets	$7,086,863	$7,385,686

Liabilities and Equity
Current liabilities
Accounts payable
Trade accounts payable	$3,025	$16,098
Non-trade accounts payable	21,753	32,834
Related parties	50,507	78,549
Income taxes payable	109,787	158,126
Accrued bonus payable	60,198	71,667
Accrued expenses	27,967	21,431
Liabilities held for sale	51,095	14,228
Other current liabilities	13,081	12,279
Total current liabilities	337,413	405,212

Accrued severance benefits, net	-	5,975
Non-current deferred income tax liabilities, net	210,740	247,185
Total liabilities	548,153	658,372

Commitments and contingencies

The accompanying notes are an integral part of these financial statements.

Index

Samsung Corning Precision Materials Co., Ltd.
Consolidated Balance Sheets
December 31, 2013 and 2012

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

Index

Samsung Corning Precision Materials Co., Ltd.
Consolidated Statements of Income
Years ended December 31, 2013, 2012 and 2011

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

Index

Samsung Corning Precision Materials Co., Ltd.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2013, 2012 and 2011

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

Index

Samsung Corning Precision Materials Co., Ltd.
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011

(in thousands)	2013	2012	2011

Cash flows from operating activities
Net income including noncontrolling interests	$648,052	$1,389,441	$2,062,643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	315,687	334,588	388,438
Foreign exchange translation (gain) loss, net	(140,325)	(116,072)	(3,382)
Provision for severance benefits	27,212	26,924	18,385
Deferred income tax expense (benefit)	(29,817)	16,332	(21,829)
Equity losses of affiliated companies	5,198	39,366	27,758
Impairment charges / write-off	127,196	35,173	10,954
Amortization of long-term supply contract payment	63,341	64,745	-
Gain on disposal of property, plant and equipment	(13,797)	(345)	(1)
Other, net	1,799	(14,335)	(991)
Changes in operating assets and liabilities
Accounts and notes receivable	137,300	57,017	(310,924)
Inventories	(29,603)	6,651	(37,203)
Other current assets	82,458	(7,111)	27,629
Payment on long-term supply contract	-	-	(300,000)
Accounts payable and other current liabilities	32,538	(25,156)	(3,741)
Net cash provided by operating activities	1,227,239	1,807,218	1,857,736

Cash flows from investing activities
Purchases of property, plant and equipment	(303,266)	(407,451)	(512,797)
Decrease (increase) in short-term financial instruments, net	607,475	21,611	(242,721)
Investment in affiliates	-	(7,000)	-
Change in restricted cash, net	3,645	(11,974)	(17,472)
Net proceeds from sale or disposal of assets	157,663	85,304	24,468
Other, net	(2,190)	5,880	(1,681)
Net cash provided by (used in) investing activities	463,327	(313,630)	(750,203)

Cash flows from financing activities
Increase in short-term borrowings	32,059	-	-
Acquisition of subsidiary’s stock	-	-	(26,074)
Cash dividends to noncontrolling interests	(33)	(65)	(67)
Cash dividends to Samsung Corning Precision Materials shareholders	(940,556)	(1,960,667)	(1,116,619)
Net cash used in financing activities	(908,530)	(1,960,732)	(1,116,686)
Effect of exchange rate changes on cash and cash equivalents	133,985	379,536	(24,063)
Net increase (decrease) in cash and cash equivalents	916,021	(87,608)	(33,216)

Cash and cash equivalents
Beginning of year	1,635,434	1,723,042	1,756,258
End of year	$2,551,455	$1,635,434	$1,723,042

Certain amounts for prior periods were reclassified to conform to the 2013 presentation.

The accompanying notes are an integral part of these financial statements.

Index

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

Index

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

Available-for sale securities reflected in “other non-current assets” in the consolidated balance sheets as at December 31, 2013 and 2012 were $5,835 thousand and $6,366 thousand, respectively.  The cost, gross unrealized gains and fair value of the available-for-sale securities were as follows:

(in thousands)	2013			2012
	Cost	Gross unrealized gains	Fair value	Cost	Gross unrealized gains	Fair value

Equity securities	$103	$5,732	$5,835	$103	$6,263	$6,366

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

Changes in accrued severance benefits for each period are as follows:

(in thousands)	2013	2012	2011

Balance at the beginning of the year	$77,907	$55,023	$41,909
Provision for severance benefits	24,705	24,749	16,380
Severance payments	(6,799)	(7,931)	(4,057)
Translation adjustments and other	1,849	6,066	791
	97,662	77,907	55,023
Less: Cumulative contributions to the National Pension Fund	(45)	(47)	(53)
Severance plan assets	(100,800)	(71,885)	(43,099)
Balance at the end of the year	$(3,183)1	$5,975	$11,871

1	The balance included in other current assets as of December 31, 2013.

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

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

(in thousands)	2013	2012

Assets
Accounts and notes receivable, net	$29,337	$25,949
Inventories, net	102,593	76,701
Property, plant and equipment, net	158,862	208,273
Other assets	1,825	2,365
Assets of discontinued operations	$292,617	$313,288

Liabilities
Accounts payable and accrued expenses	$9,538	$8,414
Short-term borrowings1	32,059	-
Other liabilities	9,498	5,814
Liabilities of discontinued operations	$51,095	$14,228

1
As of December 31, 2013, SCM’s term loan debt was $32,059 thousand, and variable interest rate is contracted.  As of December 31, 2013, the weighted average rate was 2.08%.  Due to the decision to shut down PV business, the term loan is immediately due and payable.

4.	Inventories

Inventories consist of the following:

(in thousands)	2013	2012

Finished goods	$14,808	$13,879
Semi-finished goods	4,685	6,783
Raw materials	17,823	21,511
Work-in-process	768	1,046
Auxiliary materials	54,683	49,105
	$92,767	$92,324

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

5.	Other Current Assets

Other current assets consist of the following:

(in thousands)	2013	2012

Prepaid expenses	$79,659	$79,926
Prepaid value added tax	-	10,907
Accrued income receivable	4,165	17,434
Restricted cash	24,703	28,145
Other current assets	764	159
	$109,291	$136,571

6.	Equity Method Investments

Equity method investments comprise the following:

(in thousands)	Ownership interest1	2013	2012

Affiliated companies accounted for under the equity method
Corsam Technologies LLC	50%	$2,352	$6,689

1	This reflects the Company’s direct ownership interests in the affiliated company. The Company does not have control of the entity.

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

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

10.	Transactions with Related Parties

A summary of related party transactions and related receivable and payable balances as of December 31 is as follows:

2013 (1)	Sales4	Purchases5	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Display	$1,597,601	$-	$2,475	$241,901	$281
Samsung C&T Corporation	1,170	79,460	239	266	11,859
Samsung Engineering	208	5,882	6,126	-	6,968
Samsung SDS	3,233	10,631	35,040	-	14,129
SCG	100,197	-	2,910	38,010	1,187
Others	160,627	20,658	39,423	10,742	6,337
	1,863,036	116,631	86,213	290,919	40,761
Corning	161,131	36,912	62,318	1,717	11,313
	$2,024,167	$153,543	$148,531	$292,636	$52,074

(1)
As of and for the year ended December 31, 2013, related parties sales of $83,525 thousand, purchases of $19 thousand and services expenses of $1,653 thousand and related receivables of $14,791 thousand and payables of $1,567 thousand for discontinued operations are included in the above table.

2012 (2)	Sales4	Purchases5	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Display	$2,231,298	$29,919	$2,312	$349,236	$521
Samsung C&T Corporation	22	50,334	286	1	25,845
Samsung Engineering	156	36,370	147	7,201	640
Samsung SDS	60	71,945	35,828	-	27,829
SCG	69,779	-	1,211	-	-
Others	17,968	21,557	53,296	7,412	17,417
	2,319,283	210,125	93,080	363,850	72,252
Corning	126,041	79,691	89,535	31,836	6,386
	$2,445,324	$289,816	$182,615	$395,686	$78,638

(2)
As of and for the year ended December 31, 2012, related parties sales of $98,271 thousand, purchases of $195 thousand and services expenses of $1,029 thousand and related receivables of $12,692 thousand and payables of $89 thousand for discontinued operations are included in the above table.

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

2011 (3)	Sales4	Purchases5	Services Expensed	Receivables	Payables
(in thousands)
Samsung affiliates
Samsung Electronics	$2,580,173	$-	$8,677	$317,693	$5,480
Samsung C&T Corporation	27	66,165	496	2	13,790
Samsung Engineering	1,034	41,619	1,279	53	6,881
Samsung SDS	15	13,923	19,844	6	8,928
Others	62,234	23,937	98,208	5,091	28,638
	2,643,483	145,644	128,504	322,845	63,717
Corning	108,916	102,037	226,441	1,039	5,478
	$2,752,399	$247,681	$354,945	$323,884	$69,195

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

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

Index

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

The corporate income tax rates including resident tax surcharge is a) 11 % on the taxable income of up to 0.2 billion won, b) 22% over taxable income exceeding 0.2 billion won up to 20 billion won, and c) 24.2% for the taxable income exceeding 20 billion won.  The Company recognized its deferred income tax assets and liabilities as of December 31, 2013 based on the enacted future tax rates.

The primary components of the temporary differences that gave rise to the Company's deferred income tax assets and liabilities were as follows:

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

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

Index

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

Index

Samsung Corning Precision Materials Co., Ltd.
Notes to Consolidated Financial Statements

14.	Accumulated Other Comprehensive Income

A summary of changes in the components of accumulated other comprehensive income (loss), after tax, is as follows:

(in thousands)	Unrealized Gains and Losses on Available-for- sale securities	Foreign currency translation adjustment	Total

Balances at December 31, 2010	$25,089	$(123,689)	$(98,600)
Other comprehensive income before reclassifications	198	(278,649)	(278,451)
Amounts reclassified from accumulated other comprehensive income	(23,441)	-	(23,441)
Net current-period other comprehensive income	(23,243)	(278,649)	(301,892)
Balances at December 31, 2011	$1,846	$(402,338)	$(400,492)
Other comprehensive income before reclassifications	2,293	583,679	585,972
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	2,293	583,679	585,972
Balances at December 31, 2012	$4,139	$181,341	$185,480
Other comprehensive income before reclassifications	(557)	105,155	104,598
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	(557)	105,155	104,598
Balances at December 31, 2013	$3,582	$286,496	$290,078

A summary of reclassification out of accumulated other comprehensive income by component is as follows:

	2013	2012	2011	Affected line item in the consolidated statements of income

Realized gains on available for sale securities	$-	$-	$30,924	Other income, net
	-	-	(7,483)	Tax expense
	$-	$-	$23,441	Net of tax

15.	Commitments and Contingencies

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

Index

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

Index