Form 10-Q
period 2015-03-31
CORNING INC /NY
filed 2015-05-01
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 15, 2015
Corning’s Common Stock, $0.50 par value per share	1,258,553,209 shares

© 2015 Corning Incorporated. All Rights Reserved.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2015	2014

Net sales	$2,265	$2,289
Cost of sales	1,336	1,354

Gross margin	929	935

Operating expenses:
Selling, general and administrative expenses	316	397
Research, development and engineering expenses	189	198
Amortization of purchased intangibles	12	8
Restructuring, impairment and other charges		17

Operating income	412	315

Equity in earnings of affiliated companies	94	86
Interest income	5	12
Interest expense	(30)	(30)
Transaction-related gain, net		74
Foreign currency transaction and hedge gain (loss), net	33	(6)
Other (expense) income, net (Note 1)	(21)	30

Income before income taxes	493	481
Provision for income taxes (Note 4)	(86)	(180)

Net income attributable to Corning Incorporated	$407	$301

Earnings per common share attributable to Corning Incorporated:
Basic (Note 5)	$0.30	$0.21
Diluted (Note 5)	$0.29	$0.20

Dividends declared per common share (1)	$0.00	$0.10

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended March 31,

	2015	2014

Net income attributable to Corning Incorporated	$407	$301

Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other	(256)	(132)
Net unrealized gains on investments	1	13
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans	1	9
Net unrealized gains (losses) on designated hedges	5	(4)
	(249)	(114)
Comprehensive income attributable to Corning Incorporated	$158	$187

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$4,304	$5,309
Short-term investments, at fair value (Note 6)	763	759
Total cash, cash equivalents and short-term investments	5,067	6,068
Trade accounts receivable, net of doubtful accounts and allowances - $46 and $47	1,487	1,501
Inventories, net of inventory reserves - $100 and $127 (Note 7)	1,331	1,322
Deferred income taxes (Note 4)	262	248
Other current assets	1,091	1,099
Total current assets	9,238	10,238

Investments (Note 8)	1,764	1,801
Property, plant and equipment, net of accumulated depreciation - $8,591 and $8,332 (Note 10)	12,708	12,766
Goodwill, net (Note 11)	1,343	1,150
Other intangible assets, net (Note 11)	702	497
Deferred income taxes (Note 4)	1,883	1,889
Other assets	1,685	1,722

Total Assets	$29,323	$30,063

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 3)	$106	$36
Accounts payable	872	997
Other accrued liabilities (Note 2)	917	1,291
Total current liabilities	1,895	2,324

Long-term debt (Note 3)	3,165	3,227
Postretirement benefits other than pensions (Note 12)	810	814
Other liabilities (Note 2)	2,081	2,046
Total liabilities	7,951	8,411

Commitments and contingencies (Note 2)
Shareholders’ equity (Note 15):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,679 million and 1,672 million	840	836
Additional paid-in capital – common stock	13,552	13,456
Retained earnings	13,405	13,021
Treasury stock, at cost; Shares held: 420 million and 398 million	(7,243)	(6,727)
Accumulated other comprehensive loss	(1,556)	(1,307)
Total Corning Incorporated shareholders’ equity	21,298	21,579
Noncontrolling interests	74	73
Total equity	21,372	21,652

Total Liabilities and Equity	$29,323	$30,063

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$407	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	279	289
Amortization of purchased intangibles	12	8
Restructuring, impairment and other charges		17
Stock compensation charges	10	15
Equity in earnings of affiliated companies	(94)	(86)
Dividends received from affiliated companies	48	1,610
Deferred tax (benefit) expense provision	(5)	22
Restructuring payments	(13)	(11)
Employee benefit payments in excess of expense	(6)	(17)
Gains on translated earnings contracts	(29)	(2)
Unrealized translation losses (gains) on transactions	298	(16)
Changes in certain working capital items:
Trade accounts receivable	35	21
Inventories	(1)	(3)
Other current assets	(13)	28
Accounts payable and other current liabilities	(314)	(413)
Other, net	(13)	(26)
Net cash provided by operating activities	601	1,737

Cash Flows from Investing Activities:
Capital expenditures	(333)	(246)
Acquisitions of business, net of cash (paid) received	(531)	66
Investment in unconsolidated entities		(109)
Proceeds from loan repayments from unconsolidated entities	4	5
Short-term investments – acquisitions	(284)	(445)
Short-term investments – liquidations	282	338
Realized gains on translated earnings contracts	149	89
Other, net		1
Net cash used in investing activities	(713)	(301)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(8)
Proceeds from issuance of commercial paper		418
Proceeds from issuance of preferred stock (1)		400
Payments from settlement of interest rate swap arrangements	(9)
Proceeds from the exercise of stock options	89	50
Repurchases of common stock for treasury	(477)	(1,901)
Dividends paid	(177)	(136)
Net cash used in financing activities	(574)	(1,177)
Effect of exchange rates on cash	(319)	5
Net (decrease) increase in cash and cash equivalents	(1,005)	264
Cash and cash equivalents at beginning of period	5,309	4,704

Cash and cash equivalents at end of period	$4,304	$4,968

(1)
In the first quarter of 2014, Corning issued 1,900 shares of Preferred Stock to Samsung Display Co., Ltd. in connection with the acquisition of their equity interests in Samsung Corning Precision Materials Co., Ltd. (“Samsung Corning Precision Materials”).  Corning also issued to Samsung Display an additional 400 shares of Preferred Stock at closing, for an issue price of $400 million in cash.

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

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

Other (Expense) Income, Net

“Other (expense) income, net” in Corning’s consolidated statements of income includes the following (in millions):
	Three months ended March 31,
	2015	2014

Net (gain) loss attributable to noncontrolling interests	$(2)	$3
Other, net	(19)	27
Total	$(21)	$30

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09. If finalized, we could elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Under this proposal, early adoption for annual periods beginning after December 15, 2016, including interim periods within that reporting period, would also be permissible. We are currently assessing the potential impact of adopting this ASU on our financial statements and related disclosures.

© 2015 Corning Incorporated. All Rights Reserved.

2.      Commitments, Contingencies, and Guarantees

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  At March 31, 2015 and December 31, 2014, Dow Corning had recorded a reserve for breast implant litigation of $363 million and $364 million, respectively.

Other Dow Corning Claims Arising From Bankruptcy Proceedings

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of March 31, 2015, Dow Corning has estimated the liability to commercial creditors to be within the range of $100 million to $328 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $100 million, net of applicable tax benefits.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Dow Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).  On September 30, 2014, the United States District Court for the Western District of Pennsylvania (the “District Court”) affirmed the Bankruptcy Court’s decision confirming the Amended PCC Plan.  On October 30, 2014, one of the objectors to the Plan appealed the District Court’s affirmation of the Plan to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”).  It will likely take many months for the Third Circuit Court of Appeals to render its decision.

© 2015 Corning Incorporated. All Rights Reserved.

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

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,300 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case.  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”).  The stay remains in place as of the date of this filing.  Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed by the District Court and the Third Circuit Court of Appeals.  These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date.  As of March 31, 2015, Corning had received for these cases approximately $19 million in insurance payments related to those claims.  If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is finally affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning.  In prior periods, Corning recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $682 million at March 31, 2015, compared with an estimate of liability of $681 million at December 31, 2014.  The $682 million liability is comprised of $242 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos litigation, all referenced in the preceding paragraphs.  With respect to the PCE liability, at March 31, 2015 and December 31, 2014, the fair value of $242 million and $241 million of our interest in PCE significantly exceeded its carrying value of $145 million and $162 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  For the three months ended March 31, 2015 and 2014, Corning recorded asbestos litigation expense of $1 million and $2 million, respectively.  The entire obligation is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

© 2015 Corning Incorporated. All Rights Reserved.

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

As of March 31, 2015 and December 31, 2014, contingent guarantees totaled a notional value of $178 million and $150 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $300 million and $287 million, at March 31, 2015 and December 31, 2014, respectively.

Product warranty liability accruals were considered insignificant at March 31, 2015 and December 31, 2014.

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters, and is subject to various claims that arise in the normal course of business.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.  Other than certain asbestos related claims, there are no other material loss contingencies related to litigation.

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2015 and December 31, 2014, Corning had accrued approximately $41 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At March 31, 2015, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

© 2015 Corning Incorporated. All Rights Reserved.

3.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.6 billion at March 31, 2015 and December 31, 2014, compared to recorded book values of $3.2 billion at March 31, 2015 and December 31, 2014.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

4.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2015	2014

Provision for income taxes	$(86)	$(180)
Effective tax rate	17.4%	37.4%

For the three months ended March 31, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•
Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from a taxable intercompany loan made to the U.S. and the repatriation of a small portion of high-tax foreign current year earnings; and

•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax.

These benefits were partially offset by a discrete tax charge of $11 million to restate deferred tax assets due to a law change enacted in Japan.

For the three months ended March 31, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a taxable intercompany loan made to the U.S.;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset principally by a discrete tax charge in the first quarter of 2014 in the amount of $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries.

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 0.3 and 1.2 percentage points for the three months ended March 31, 2015 and 2014, respectively.

© 2015 Corning Incorporated. All Rights Reserved.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of approximately $6 million of current earnings in 2015 that have a net tax benefit associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws or the development of tax planning ideas that allow us to repatriate earnings at little or no tax cost or with a tax benefit, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

5.      Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):
	Three months ended March 31,
	2015	2014
Net income attributable to Corning Incorporated	$407	$301
Less: Series A convertible preferred stock dividend	(24)	(21)
Net income available to common stockholders - basic	383	280
Plus: Series A convertible preferred stock dividend	24
Net income available to common stockholders - diluted	$407	$280

Weighted-average common shares outstanding - basic	1,266	1,359
Effect of dilutive securities:
Stock options and other dilutive securities	13	11
Series A convertible preferred stock dividend	115
Weighted-average common shares outstanding - diluted	1,394	1,370
Basic earnings per common share	$0.30	$0.21
Diluted earnings per common share	$0.29	$0.20

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock		97
Employee stock options and awards	14	29
Accelerated share repurchase forward contract		12
Total	14	138

© 2015 Corning Incorporated. All Rights Reserved.

6.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Bonds, notes and other securities:
U.S. government and agencies	$761	$759	$763	$759
Total short-term investments	$761	$759	$763	$759
Asset-backed securities	$41	$42	$37	$38
Total long-term investments	$41	$42	$37	$38

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

The following table summarizes the contractual maturities of available-for-sale securities at March 31, 2015 (in millions):
Less than one year	$535
Due in 1-5 years	228
Due in 5-10 years
Due after 10 years (1)	37
Total	$800

(1)	Includes $37 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (dollars in millions):
		March 31, 2015
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$37	$(4)	$37	$(4)
Total long-term investments	21	$37	$(4)	$37	$(4)

(1)	Unrealized losses in securities less than 12 months were not significant.

© 2015 Corning Incorporated. All Rights Reserved.

		December 31, 2014
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$37	$(4)	$37	$(4)
Total long-term investments	21	$37	$(4)	$37	$(4)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of March 31, 2015 and December 31, 2014, for securities that have credit losses, an other than temporary impairment loss of $4 million in both periods is recognized in accumulated other comprehensive (loss) income.

For the three months ended March 31, 2015 and 2014, proceeds from sales and maturities of short-term investments totaled approximately $300 million in both periods.

7.      Inventories, net of inventory reserves

Inventories, net of inventory reserves comprise the following (in millions):
	March 31, 2015	December 31, 2014
Finished goods	$527	$486
Work in process	257	255
Raw materials and accessories	268	302
Supplies and packing materials	279	279
Total inventories, net of inventory reserves	$1,331	$1,322

8.      Investments

Dow Corning Corporation (“Dow Corning”)

Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended March 31,
	2015	2014
Statement of Operations:
Net sales	$1,364	$1,524
Gross profit (1)	$358	$483
Net income attributable to Dow Corning	$185	$191
Corning’s equity in earnings of Dow Corning	$92	$92

(1)	Gross profit for the three months ended March 31, 2015 includes research and development costs of $62 million (2014: $67 million).

Dow Corning’s net income in the first quarters of 2015 and 2014 includes pre-tax gains on settlements of long-term sales agreements in the amounts of $178 million and $32 million, respectively, and a pre-tax loss of $27 million and a pre-tax gain of $99 million, respectively, on a derivative instrument.

© 2015 Corning Incorporated. All Rights Reserved.

9.      Acquisitions

Corning completed four acquisitions during the first quarter of 2015.  A summary of the preliminary allocation of the total purchase consideration for the four acquisitions is as follows (in millions):
Cash and cash equivalents	$2
Trade receivables	49
Inventory	28
Property, plant and equipment	37
Other intangible assets	233
Other current and non-current assets	32
Current and non-current liabilities	(54)
Total identified net assets	327
Purchase consideration	(547)
Goodwill (1)	$220

(1)	The goodwill was allocated to the Optical Communications segment.

The total consideration related to the acquisitions in the first quarter of 2015 primarily consisted of cash and, in two of the acquisitions, contingent consideration.  The contingent consideration arrangements may require additional amounts to be paid in 2016 and 2017 based on projections of future revenues.  The combined potential additional consideration is capped at $28 million.  The total fair value of the contingent consideration for the two acquisitions was fair valued at $13 million as of the acquisition date of each acquisition.

The goodwill generated from these acquisitions is primarily related to the value of the product portfolio and customer/distribution networks acquired, combined with Corning’s existing business segments, as well as market participant synergies and other intangibles that do not qualify for separate recognition.  The goodwill is partially deductible for income tax purposes.

For the acquisitions completed during the three months ended March 31, 2015, amortized intangible assets have a weighted-average useful life of approximately 10 years.

Acquisition-related costs of $9 million included in selling, general and administrative expense in the Consolidated Statements of Income for the three months ended March 31, 2015 included costs for legal, accounting, valuation and other professional services.  The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition.  Pro forma results of operations for the acquisitions completed during the quarter ended March 31, 2015 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Corning’s financial results.

10.      Property, Plant and Equipment, Net of Accumulated Depreciation

Property, plant and equipment, net of accumulated depreciation follows (in millions):
	March 31, 2015	December 31, 2014
Land	$452	$458
Buildings	5,472	5,470
Equipment	13,956	13,848
Construction in progress	1,419	1,322
	21,299	21,098
Accumulated depreciation	(8,591)	(8,332)
Total	$12,708	$12,766

© 2015 Corning Incorporated. All Rights Reserved.

In the three months ended March 31, 2015 and 2014, interest costs capitalized as part of Property, plant and equipment, net of accumulated depreciation, were $10 million in both periods.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At March 31, 2015 and December 31, 2014, the recorded value of precious metals totaled $3.1 billion in both periods.  Depletion expense for precious metals in the three months ended March 31, 2015 and 2014 totaled $7 million and $8 million, respectively.

11.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended March 31, 2015 and December 31, 2014 is as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2014	$238	$134	$198	$580	$1,150
Acquired goodwill (1)	220				220
Foreign currency translation adjustment	(2)	(1)	(5)	(19)	(27)
Balance at March 31, 2015	$456	$133	$193	$561	$1,343

(1)
The Company completed several acquisitions in the Optical Communications segment during the first quarter of 2015.  Refer to Note 9 (Acquisitions) to the Consolidated Financial Statements for additional information on these acquisitions.

Corning’s gross goodwill balances for the periods ended March 31, 2015 and December 31, 2014 were $7.8 billion and $7.6 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended March 31, 2015 and December 31, 2014, and were generated entirely through goodwill impairments related to the Optical Communications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	March 31, 2015			December 31, 2014
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$353	$152	$201	$302	$149	$153
Customer lists and other	575	74	501	411	67	344
Total	$928	$226	$702	$713	$216	$497

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first three months of 2015, primarily due to acquisitions of $233 million in other intangible assets offset by amortization of $12 million and foreign currency translation adjustments of $16 million.

Amortization expense related to these intangible assets is estimated to be $57 million for 2015, $55 million annually from 2016 to 2019, and $50 million for 2020.

© 2015 Corning Incorporated. All Rights Reserved.

12.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014

Service cost	$23	$16	$3	$3
Interest cost	36	38	8	9
Expected return on plan assets	(45)	(43)
Amortization of net loss			1
Amortization of prior service cost (credit)	2	2	(1)	(1)
Total pension and postretirement benefit expense	$16	$13	$11	$11

13.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for the translated earnings contracts of $14.7 billion at March 31, 2015 (at December 31, 2014: $12.1 billion), including purchased and zero-cost collars of $5.8 billion (at December 31, 2014: $2.3 billion) and average rate forwards of $8.9 billion (at December 31, 2014: $9.8 billion).  With respect to the purchased and zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased and zero-cost collars, either the put or the call option can be exercised at maturity.  As of March 31, 2015, the total net notional value of the purchased and zero-cost collars was $3 billion (at December 31, 2014: $1.2 billion).

© 2015 Corning Incorporated. All Rights Reserved.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2015 and December 31, 2014 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 742	$ 487	Other current assets	$ 34	$ 22	Other accrued liabilities	$ (6)	$ (6)
			Other assets	8

Interest rate contracts	1,300	1,300	Other assets		1	Other liabilities	(10)	(15)

Derivatives not designated as hedging instruments

Foreign exchange contracts	564	1,285	Other current assets	14	17	Other accrued liabilities	(5)	(5)

Translated earnings contracts	14,664	12,126	Other current assets	618	649	Other accrued liabilities	(32)	(33)
			Other assets	811	846	Other liabilities	(55)

Total derivatives	$17,270	$15,198		$1,485	$1,535		$(108)	$(59)

© 2015 Corning Incorporated. All Rights Reserved.

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended March 31, 2015 and 2014 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the quarter ended March 31
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2015	2014		2015	2014

Interest rate hedges	$(13)		Sales	$5
			Cost of sales	2
Foreign exchange contracts	27	$(7)

Total cash flow hedges	$ 14	$(7)		$7

(1)	The amount of hedge ineffectiveness at March 31, 2015 and 2014 was insignificant.

		Gain (loss) recognized in income
		Three months ended March 31,
Undesignated derivatives	Location	2015	2014

Foreign exchange contracts – balance sheet	Foreign currency transaction and hedge gain (loss), net	$11	$(12)
Foreign exchange contracts – loans	Foreign currency transaction and hedge gain (loss), net	2	4
Translated earnings contracts	Foreign currency transaction and hedge gain (loss), net	29	2

Total undesignated		$42	$(6)

14.      Fair Value Measurements

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

© 2015 Corning Incorporated. All Rights Reserved.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$763	$763
Other current assets (1)	$666		$666
Non-current assets:
Other assets (1)(2)	$1,301		$856	$445

Current liabilities:
Other accrued liabilities (1)(3)	$45		$42	$3
Non-current liabilities:
Other liabilities (1)(3)	$75		$65	$10

(1)
Derivative assets and liabilities include foreign exchange forward and purchased collar contracts, and interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets which are measured by applying an option pricing model using projected future revenue.

(3)	Other accrued liabilities and other liabilities include contingent consideration payables which are measured by applying an option pricing model using projected future revenues.

		Fair value measurements at reporting date using
	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$759	$759
Other current assets (1)	$687		$687
Non-current assets:
Other assets (1)(2)	$1,330		$885	$445

Current liabilities:
Other accrued liabilities (1)	$44		$44
Non-current liabilities:
Other liabilities (1)	$15		$15

(1)
Derivative assets and liabilities include foreign exchange forward and purchased collar contracts, and interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets which are measured by applying an option pricing model using projected future revenue.

© 2015 Corning Incorporated. All Rights Reserved.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of March 31, 2015 and December 31, 2014, the fair value of the potential receipt of the contingent consideration in 2018 was $445 million.

As a result of the acquisitions of iBwave Solutions Inc. and the fiber-optics business of Samsung Electronics Co., Ltd., the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  As of March 31, 2015, the fair value of the contingent consideration payable is $13 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the quarter ended March 31, 2015.

15.      Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 2,300 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of March 31, 2015, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

During the three months ended March 31, 2015, we repurchased 21.1 million shares of common stock for $502 million as part of a $1.5 billion share repurchase program announced on December 3, 2014.

Accumulated Other Comprehensive Income

In the first three months of 2015 and 2014, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation component.

A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):
	Three months ended March 31,
	2015	2014
Beginning balance	$(581)	$492
Other comprehensive (loss) income	(174)	25
Equity method affiliates	(82)	(157)
Net current-period other comprehensive (loss) income	(256)	(132)
Ending balance	$(837)	$360

In the first quarter of 2014, a $136 million cumulative foreign currency translation gain was released to income as a result of the step acquisition of Corning Precision Materials and included in the gain on previously held equity investment.

There were no material tax effects related to foreign currency translation gains and losses.

© 2015 Corning Incorporated. All Rights Reserved.

16.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $10 million and $15 million for the three months ended March 31, 2015 and 2014, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the three months ended March 31, 2015:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2014	48,724	$18.94
Granted	501	22.70
Exercised	(5,351)	16.66
Forfeited and Expired	(25)	20.47
Options Outstanding as of March 31, 2015	43,849	19.26	4.43	$188,767
Options Expected to Vest as of March 31, 2015	43,782	19.26	4.42	188,505
Options Exercisable as of March 31, 2015	37,293	19.73	3.72	148,763

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2015, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of March 31, 2015, there was approximately $8 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  Compensation cost related to stock options was approximately $4 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.

Proceeds received from the exercise of stock options were $89 million and $50 million for the three months ended March 31, 2015 and 2014, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was approximately $40 million and $32 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the three months ended March 31, 2015.  There was an immaterial amount of income tax benefits realized from share-based compensation for the three months ended March 31, 2014 due to net credit carryforwards available to the Company.  Refer to Note 4 (Income Taxes) to the consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

The following inputs were used for the valuation of option grants under our stock option plans:
	Three months ended March 31,
	2015			2014
Expected volatility	44.9	-	44.9%	46.2	-	46.2%
Weighted-average volatility	44.9	-	44.9%	46.2	-	46.2%
Expected dividends	1.92	-	1.92%	2.09	-	2.09%
Risk-free rate	1.9	-	1.9%	2.2	-	2.2%
Average risk-free rate	1.9	-	1.9%	2.2	-	2.2%
Expected term (in years)	7.2	-	7.2	7.2	-	7.2
Pre-vesting departure rate	0.6	-	0.6%	0.5	-	0.5%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2014, and changes which occurred during the three months ended March 31, 2015:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2014	5,737	$15.43
Granted	1,138	22.88
Vested	(1,454)	13.48
Forfeited
Non-vested shares and share units at March 31, 2015	5,421	$17.52

© 2015 Corning Incorporated. All Rights Reserved.

As of March 31, 2015, there was approximately $41 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.7 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $6 million and $9 million for the three months ended March 31, 2015 and 2014, respectively.

17.      Significant Customers

For the three months ended March 31, 2015 and March 31, 2014, Corning had one customer that individually accounted for 10% or more of the Company’s consolidated net sales.

18.      Reportable Segments

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

© 2015 Corning Incorporated. All Rights Reserved.

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2015
Net sales	$808	$697	$282	$272	$197	$9	$2,265
Depreciation (1)	$156	$38	$29	$26	$15	$9	$273
Amortization of purchased intangibles		$6			$5		$11
Research, development and engineering expenses (2)	$24	$33	$23	$31	$5	$45	$161
Restructuring, impairment and other charges		$(1)					$(1)
Equity in earnings of affiliated companies	$(2)					$2
Income tax (provision) benefit	$(132)	$(29)	$(23)	$(21)	$(8)	$23	$(190)
Net income (loss) (3)	$294	$57	$48	$38	$16	$(48)	$405

Three months ended March 31, 2014
Net sales	$929	$593	$275	$261	$210	$21	$2,289
Depreciation (1)	$173	$36	$30	$27	$15	$5	$286
Amortization of purchased intangibles		$2			$6		$8
Research, development and engineering expenses (2)	$45	$37	$21	$33	$5	$28	$169
Restructuring, impairment and other charges	$5	$12					$17
Equity in earnings of affiliated companies	$(9)		$1			$2	$(6)
Income tax (provision) benefit	$(198)	$(19)	$(21)	$(16)	$(8)	$16	$(246)
Net income (loss) (3)	$209	$27	$43	$31	$17	$(40)	$287

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development, and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

© 2015 Corning Incorporated. All Rights Reserved.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended March 31,
	2015	2014
Net income of reportable segments	$453	$327
Non-reportable segments	(48)	(40)
Unallocated amounts:
Net financing costs (1)	(24)	(29)
Stock-based compensation expense	(10)	(15)
Exploratory research	(26)	(27)
Corporate contributions	(12)	(5)
Equity in earnings of affiliated companies, net of impairments (2)	94	92
Asbestos settlement	(1)	(2)
Purchased collars and average forward contracts	(76)	2
Other corporate items (3)	57	(2)
Net income	$407	$301

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)	Primarily represents the equity earnings of Dow Corning.
(3)	Other corporate items include the tax impact of the unallocated amounts, excluding purchased collars and average rate forward contracts.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the first quarter of 2015, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 62% of total segment sales.
•	In the Optical Communications segment, one customer accounted for 10% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 60% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 45% of total segment sales.

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2014 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2014 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 31, 2015.

Our MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Capital Resources and Liquidity
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW
Although Corning’s net sales in the first quarter of 2015 were relatively consistent with the prior year, net income increased by $106 million, or 35%.  The increase in net income was largely driven by the absence of the withholding tax on a dividend from Samsung Corning Precision Materials received in the first quarter of 2014 in the amount of $102 million and higher net income in the Display Technologies and Optical Communications segments, offset somewhat by the negative impact of the strengthening of the U.S. dollar versus the Japanese yen and euro.

Net sales in the first quarter of 2015 were $2.3 billion, consistent with the first quarter of 2014.  When compared to the first quarter of 2014, sales increases of 18% in the Optical Communications segment, 4% in the Specialty Materials segment and 3% in the Environmental Technologies segment offset sales declines of 13% in the Display Technologies and 6% in the Life Sciences segments.  The Optical Communications segment sales increase was the most significant segment increase in the first quarter of 2015, and was mainly due to the impact of an acquisition completed this quarter and an increase in carrier network products.  The net sales decrease in the Display Technologies segment was due to the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $127 million.

© 2015 Corning Incorporated. All Rights Reserved.

In the first quarter of 2015, we generated net income of $407 million or $0.29 per share, compared to net income of $301 million or $0.20 per share for the same period in 2014.  The increase in net income was predominantly due to the absence of the dividend withholding tax in the amount of $102 million on Corning’s share of the dividend from Samsung Corning Precision Materials distributed in the first quarter of 2014 and higher net income in the Display Technologies and Optical Communications segments, up $85 million and $30 million, respectively.  The increase in net income in the Display Technologies segment was due to higher volume, an increase in manufacturing efficiency, which added $12 million, a $14 million decline in operating expenses and the absence of approximately $100 million of acquisition-related and other costs incurred in the first quarter of 2014 related to the acquisition of Corning Precision Materials, partially offset by lower interest income and price declines.  The increase in the Optical Communications segment was driven by higher volume across the majority of the segment’s product lines, coupled with $8 million of manufacturing efficiencies gained through cost reductions, partially offset by higher operating expenses.

Protecting Financial Health
Our financial position remains strong, and we generated positive cash flow from operating activities.  Significant items in the first quarter of 2015 include the following:

•
Operating cash flow in the three months ended March 31, 2015 was $601 million, a decrease of $1,136 million when compared to the first quarter of 2014.  Exclusive of the dividend received in the first quarter of 2014 from Samsung Corning Precision Materials in the amount of $1.6 billion, cash flow from operations increased by approximately $500 million in the first quarter of 2015;

•
We ended the first quarter of 2015 with $5.1 billion of cash, cash equivalents and short-term investments, a decrease from the balance at December 31, 2014 of $6.1 billion, but well above our debt balance at March 31, 2015 of $3.3 billion; and

•	Our debt to capital ratio increased slightly from 13.1% reported at December 31, 2014 to 13.3% at March 31, 2015, driven by our share repurchase program.

Investing In Our Future
Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  Although our spending level for research, development and engineering decreased from 9% of sales in the first quarter of 2014 to 8% of sales in the first quarter of 2015 through synergies resulting from the acquisition of Corning Precision Materials, we maintained our innovation strategy focused on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  We continue to work on new products, including glass substrates for high performance displays and LCD applications, precision glass for advanced displays, emissions control products for cars, trucks, and off-road vehicles, products that accelerate drug discovery and manufacturing and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems, fiber-to-the cell site and fiber-to-the antenna.  We have focused our research, development and engineering spending to support the advancement of new product attributes for our Corning® Gorilla® Glass suite of products.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic technologies.

Capital spending totaled $333 million and $246 million for the three months ended March 31, 2015 and March 31, 2014, respectively.  Spending in the first three months of 2015 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2015 capital spending to be approximately $1.3 billion to $1.4 billion.  We expect that approximately $650 million will be directed toward our Display Technologies segment.

© 2015 Corning Incorporated. All Rights Reserved.

2015 Corporate Outlook
We anticipate 2015 will be another year of sales growth for Corning led by our Optical Communications segment, which is experiencing strong demand and benefiting from recent acquisitions.  We also expect growth in our Environmental Technologies and Life Sciences segments, but the potential for further weakening of the euro exchange rate may negatively affect this growth.  Consumer demand for handheld electronic devices, particularly new smartphone models, will drive Corning Gorilla Glass 4 glass volume increases during the year.  We exited 2014 with strong momentum and our first quarter performance reinforces expectations for our 2015 growth.

RESULTS OF OPERATIONS

Selected highlights for the first quarter follow (dollars in millions):
	Three months ended March 31,		% change
	2015	2014	15 vs. 14

Net sales	$2,265	$2,289	(1)%

Gross margin	$929	$935	(1)%
(gross margin %)	41%	41%

Selling, general and administrative expenses	$316	$397	(20)%
(as a % of net sales)	14%	17%

Research, development and engineering expenses	$189	$198	(5)%
(as a % of net sales)	8%	9%

Equity in earnings of affiliated companies	$94	$86	9%
(as a % of net sales)	4%	4%

Transaction-related gain, net		$74	(100)%
(as a % of net sales)		3%

Foreign currency transaction and hedge gain (loss), net	$33	$(6)	*
(as a % of net sales)	1%

Income before income taxes	$493	$481	2%
(as a % of net sales)	22%	21%

Provision for income taxes	$(86)	$(180)	(52)%
(as a % of net sales)	(4)%	(8)%

Net income attributable to Corning Incorporated	$407	$301	35%
(as a % of net sales)	18%	13%

*	Percent change not meaningful.

© 2015 Corning Incorporated. All Rights Reserved.

Net Sales
The following table presents net sales by reportable segment (in millions):
	Three months ended March 31,		% Change
	2015	2014	15 vs. 14
Display Technologies	$808	$929	(13)%
Optical Communications	697	593	18%
Environmental Technologies	282	275	3%
Specialty Materials	272	261	4%
Life Sciences	197	210	(6)%
All other	9	21	(57)%
Total net sales	$2,265	$2,289	(1)%

For the three months ended March 31, 2015, net sales decreased by $24 million, or 1%, when compared to the same period in 2014.  The primary sales drivers by segment were as follows:

•
A decrease of $121 million in the Display Technologies segment, driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $127 million.  Volume increased in the high-teens in percentage terms but was almost entirely offset by price declines in the mid-teens;

•
An increase of $104 million in the Optical Communications segment, driven by an increase of $55 million in sales of enterprise network products, due largely to an acquisition completed in the first quarter of 2015 and an increase in carrier network products in the amount of $45 million, driven by growth in North America;

•
An increase in Environmental Technologies segment net sales in the amount of $7 million driven by higher demand for our heavy duty diesel products due to continued strong demand for Class 8 vehicles in North America, and slightly higher light duty substrate sales, offset slightly by a decline for our light duty diesel filters in Europe and the $16 million impact of the stronger U.S. dollar versus the euro;

•
An increase of $11 million in the Specialty Materials segment, driven by an increase of $22 million in Corning Gorilla Glass sales, which was partially offset by a decline of $11 million in advanced optics products sales due to a downturn in the semiconductor industry and the impact of strengthening of the U.S. dollar versus the euro; and

•	A decrease of $13 million in the Life Sciences segment due to the $11 million impact of unfavorable movements in foreign exchange rates coupled with lower volume.

The impact of fluctuations in foreign exchange rates negatively impacted Corning’s consolidated net sales in the first quarter of 2015 when compared to the first quarter of 2014 in the amount of $186 million.

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

Gross Margin
For the three months ended March 31, 2015, gross margin dollars and gross margin as a percentage of net sales were consistent with the same period last year.  The impact of the depreciation of the Japanese yen versus the U.S. dollar in the amount of $106 million was offset by lower acquisition-related costs, higher sales and a first quarter acquisition in the Optical Communications segment, higher sales and continued improvements in manufacturing performance in the Environmental Technologies segment and higher Corning Gorilla Glass sales and improved manufacturing performance in the Specialty Materials, Environmental Technologies and Display Technologies segments.

© 2015 Corning Incorporated. All Rights Reserved.

Selling, General and Administrative Expenses
For the three months ended March 31, 2015, selling, general and administrative expenses decreased by $81 million, or 20%, when compared to the same period in 2014.  The significant decrease was due to lower acquisition-related and post combination expenses, which were higher last year due to the acquisition of the remaining equity interests of Samsung Corning Precision Materials.  Excluding the impact of these costs in the first quarters of 2015 and 2014, which were $14 million and $90 million, respectively, selling, general and administrative expenses were consistent year-over-year.  As a percentage of net sales, selling, general and administrative expenses decreased by 3% when compared to the first quarter of 2014, due to lower acquisition-related and post combination expenses.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three months ended March 31, 2015, research, development and engineering expenses decreased by $9 million, or 5%, when compared to the same period last year, driven by a decrease in the Display Technologies segment resulting from synergies from the acquisition of Samsung Corning Precision Materials, offset somewhat by an increase in spending for new business development.  As a percentage of net sales, research, development and engineering expenses were 8%, slightly lower than the same period in 2014.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended March 31,
	2015	2014
Dow Corning Corporation	$92	$92
All other	2	(6)
Total equity earnings	$94	$86

Equity earnings of affiliated companies increased by $8 million in the three months ended March 31, 2015, when compared to the same period last year, reflecting the decrease in equity losses of two small equity companies.

Equity earnings from Dow Corning remained consistent with the first quarter of 2014.  The following table provides a summary of equity in earnings from Dow Corning, by segment (in millions):
	Three months ended March 31,
	2015	2014
Silicones	$34	$69
Hemlock Semiconductor (Polysilicon)	58	23
Total Dow Corning	$92	$92

The following items impacted equity earnings from Dow Corning in the first quarter of 2015 when compared to the same period in 2014:

•
A decrease in equity earnings in the silicones segment of $35 million, driven by the change in the mark-to-market of a derivative instrument in the amount of $45 million (Quarter 1, 2015: $13 million loss; Quarter 1, 2014: $32 million gain), offset somewhat by a $5 million decrease in Chapter 11 bankruptcy accruals and lower interest expense in the amount of $2 million; and

•
An increase in equity earnings of $35 million in the polysilicon segment, driven by the increase in Corning’s share of settlements of long-term sales agreements in the amount of $40 million (Quarter 1, 2015: $49 million; Quarter 1, 2014:  $9 million), partially offset by lower volume and higher operating expenses.

© 2015 Corning Incorporated. All Rights Reserved.

Foreign Currency Transaction and Hedge Gain (Loss), Net
Included in the line item Foreign currency transaction and hedge gain (loss), net, for the three months ended March 31, 2015 and 2014 is the impact of purchased and zero-cost collars and average forward contracts which hedge our translation exposure arising from movements in the Japanese yen, Korean won and euro against the U.S. dollar and its impact on our net earnings.

In the three months ended March 31, 2015 and March 31, 2014, we recorded net pre-tax gains on our yen-denominated hedging programs in the amount of $20 million and $2 million, respectively.  The gross notional value outstanding for purchased and zero-cost collars and average rate forward contracts was $10.3 billion at March 31, 2015 and $9.8 billion at December 31, 2014.

Net pre-tax gains on our Korean won-denominated portfolio of zero-cost collars were $3 million in the first quarter of 2015.  This program, which was initiated in the second quarter of 2014 following the acquisition of Corning Precision Materials, has a gross notional value outstanding at March 31, 2015 and December 31, 2014 of $4.1 billion and $2.3 billion, respectively.

In the first quarter of 2015, in response to the significant strengthening of the U.S. dollar versus the euro, we entered into a portfolio of zero-cost collars to hedge against our euro translation exposure.  In the first quarter of 2015, we recorded a net pre-tax gain in the amount of $7 million.  These collars have a notional value of $285 million, and began settling in the first quarter of 2015.

Income Before Income Taxes
The impact of fluctuations in foreign exchange rates negatively impacted Corning’s consolidated income before income taxes in the first quarter of 2015 when compared to the first quarter of 2014 in the amount of $108 million.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2015	2014

Provision for income taxes	$(86)	$(180)
Effective tax rate	17.4%	37.4%

For the three months ended March 31, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•
Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from a taxable intercompany loan made to the U.S. and the repatriation of a small portion of high-tax foreign current year earnings; and

•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax.

These benefits were partially offset by a discrete tax charge of $11 million to restate deferred tax assets due to a law change enacted in Japan.

© 2015 Corning Incorporated. All Rights Reserved.

For the three months ended March 31, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits attributable to a taxable intercompany loan made to the U.S.;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset principally by a discrete tax charge in the first quarter of 2014 in the amount of $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries.

Refer to Note 4 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended March 31,
	2015	2014
Net income attributable to Corning Incorporated - basic	$383	$280
Net income attributable to Corning Incorporated - diluted	$407	$280
Basic earnings per common share	$0.30	$0.21
Diluted earnings per common share	$0.29	$0.20
Shares used in computing per share amounts
Basic earnings per common share	1,266	1,359
Diluted earnings per common share	1,394	1,370

Comprehensive Income
For the three months ended March 31, 2015, comprehensive income decreased by $29 million when compared to the same period in 2014, driven by the negative impact of the change in foreign currency translation gains and losses, offset by an increase of $106 million in net income attributable to Corning Incorporated.  In the three months ended March 31, 2015, we recognized a foreign currency translation loss of $256 million compared to a loss of $132 million in the same period in 2014.  The losses recognized in 2015 were driven by unfavorable movements in the translation rates of the Korean won and the euro to the U.S. dollar.

Refer to Note 15 (Shareholders’ Equity) to the consolidated financial statements for additional information.

CORE PERFORMANCE MEASURES
In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at core performance measures.  We believe reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Corning has adopted the use of constant currency reporting for the Japanese yen and Korean won, and uses an internally derived management rate which is closely aligned to our yen- and won-denominated portfolio of zero-cost collars and average rate forwards.  In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

© 2015 Corning Incorporated. All Rights Reserved.

Net sales, equity in earnings of affiliated companies, and net income are adjusted to exclude the impacts of changes in the Japanese yen, the Korean won, the realized and unrealized impact of the yen-denominated purchased and zero-cost collars, average forward contracts and other yen-related transactions, the realized and unrealized impact of the won-denominated zero-cost collars, the unrealized impact of the euro-denominated zero-cost collars, acquisition-related costs, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments, and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES
Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended March 31,		% change
	2015	2014	15 vs. 14
Core net sales	$2,430	$2,326	4%
Core equity in earnings of affiliated companies	$53	$61	(13)%
Core net income	$484	$423	14%

Core Net Sales
The following table presents core net sales by reportable segment (in millions):
	Three months ended March 31,		% change
	2015	2014	15 vs. 14
Display Technologies	$972	$966	1%
Optical Communications	697	593	18%
Environmental Technologies	282	275	3%
Specialty Materials	272	261	4%
Life Sciences	197	210	(6)%
All other	10	21	(52)%
Total core net sales	$2,430	$2,326	4%

Core net sales in the first quarter of 2015 and 2014 totaled $2,430 million and $2,326 million, respectively, an increase of $104 million, or 4%.  In all segments except Display Technologies, core net sales is consistent with GAAP net sales.  Because a significant portion of the Display Technologies segment revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings of translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  As of March 31, 2015, we used an internally derived management rate of ¥99, which is closely aligned to our current yen portfolio of purchased collars and average rate forwards through 2017, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

When compared to the same period last year, core net sales in the Display Technologies segment increased by $6 million in the first quarter of 2015, driven by an increase in volume in the high-teens in percentage terms, offset by price declines in the mid-teens.  The increase in volume in the Display Technologies segment was driven by an increase in demand for larger-size LCD televisions.

© 2015 Corning Incorporated. All Rights Reserved.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of core equity in earnings of affiliated companies (in millions):
	Three months ended March 31,
	2015	2014

Dow Corning Corporation	$51	$59
All other	2	2
Total equity earnings	$53	$61

The following table reconciles the non-GAAP financial measure of core equity earnings to its most directly comparable GAAP financial measure (in millions):
	Three months ended March 31,
	2015	2014

As reported	$94	$86
Equity in earnings of affiliated companies (8)	(41)	(25)
Core performance measures	$53	$61
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

Core equity earnings from Dow Corning decreased by $8 million, or 13%, in the three months ended March 31, 2015 when compared to the same period in 2014, due to the following items:

•
An increase in equity earnings in the silicones segment of $5 million, driven by a decrease of $5 million in Chapter 11 bankruptcy accruals and $2 million of lower interest expense, offset somewhat by lower sales volume; and

•	A decrease in equity earnings of $13 million in the polysilicon segment, driven by lower volume and higher operating expenses.

Core Earnings
When compared to the same period last year, core earnings increased in the three months ended March 31, 2015 by $61 million, or 14%.  Core earnings increased in all of our segments except Life Sciences, and was driven by the following items:

•
An increase of $11 million, or 4%, in the Display Technologies segment, driven by an increase in volume in the high-teens in percentage terms, a $12 million improvement due to manufacturing efficiencies and a decline in operating expenses of $14 million, partially offset by lower interest income and price declines in the mid-teens;

•
An increase of $33 million, or 85%, in the Optical Communications segment, driven by higher volume across the majority of the segment’s product lines and the impact of an acquisition completed in the first quarter of 2015, coupled with the impact of lower manufacturing costs;

•
An increase of $5 million, or 12%, in the Environmental Technologies segment, driven by an increase in demand for our heavy duty diesel products and net cost reductions, offset by lower sales of light duty diesel filters and the unfavorable impact on operations of the depreciation of the euro versus the U.S. dollar; and

•
An increase of $14 million, or 44%, in the Specialty Materials segment, due to an increase in volume for Corning Gorilla Glass products and lower manufacturing costs, offset somewhat by price declines and lower advanced optics sales volume.

© 2015 Corning Incorporated. All Rights Reserved.

Included in core earnings for the three months ended March 31, 2015 and 2014 is net periodic pension expense in the amount of $16 million and $13 million, respectively.  Refer to Note 12 (Employee Benefit Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended March 31,
	2015	2014
Core net income attributable to Corning Incorporated	$484	$423
Less: Series A convertible preferred stock dividend	(24)	(21)
Core earnings available to common stockholders - basic	460	402
Add: Series A convertible preferred stock dividend	24	21
Core earnings available to common stockholders - diluted	$484	$423

Weighted-average common shares outstanding - basic	1,266	1,359
Effect of dilutive securities:
Stock options and other dilutive securities	13	11
Series A convertible preferred stock	115	97
Weighted-average common shares outstanding - diluted	1,394	1,467
Core basic earnings per common share	$0.36	$0.30
Core diluted earnings per common share	$0.35	$0.29

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

© 2015 Corning Incorporated. All Rights Reserved.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):
	Three months ended March 31, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$2,265	$94	$493	$407	17.4%	0.29
Constant-yen (1)	165		134	98		0.07
Purchased and zero-cost collars and average forward contracts (2)			(29)	(18)		(0.01)
Acquisition-related costs (3)			19	13		0.01
Discrete tax items and other tax-related adjustments (4)				11		0.01
Litigation, regulatory and other legal matters (5)			1	1
Restructuring, impairment and other charges (6)			2	3
Equity in earnings of affiliated companies (8)		(41)	(41)	(39)		(0.03)
Other items related to the Acquisition of Samsung Corning Precision Materials (9)			2	2
Post-combination expenses (10)			9	6
Core performance measures	$2,430	$53	$590	$484	18%	0.35

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2015 Corning Incorporated. All Rights Reserved.

	Three months ended March 31, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$2,289	$86	$481	$301	37.4%	0.20
Constant-yen (1)*	37		31	23		0.02
Purchased collars and average forward contracts (2)			(2)	(10)		(0.01)
Acquisition-related costs (3)			48	40		0.03
Discrete tax items and other tax-related adjustments (4)				21		0.01
Litigation, regulatory and other legal matters (5)			2	1
Restructuring, impairment and other charges (6)			17	15		0.01
Liquidation of subsidiary (7)				(3)
Equity in earnings of affiliated companies (8)		(25)	(25)	(24)		(0.02)
Gain on previously held equity investment (9)			(394)	(292)		(0.20)
Settlement of pre-existing contract (9)			320	320		0.22
Post-combination expenses related to the Acquisition of Samsung Corning Precision Materials (9)			72	55		0.04
Other items related to the Acquisition of Samsung Corning Precision Materials (9)			(24)	(24)		(0.02)
Core performance measures	$2,326	$61	$526	$423	19.6%	0.29
* In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2015 Corning Incorporated. All Rights Reserved.

Items which we exclude from GAAP measures to arrive at core performance measures are as follows:

(1)	Constant-currency adjustments:

Constant-yen:  Because a significant portion of Display Technologies segment revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings of translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  As of March 31, 2015, we used an internally derived management rate of ¥99, which is closely aligned to our current yen portfolio of zero-cost collars and average rate forwards, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

Constant-won:  Following the Acquisition of Samsung Corning Precision Materials and because a significant portion of  Corning Precision Materials’ costs are denominated in Korean won, management believes it is important to understand the impact on core earnings from translating won into dollars.  Presenting results on a constant-won basis mitigates the translation impact of the Korean won, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts without the variability caused by the fluctuations caused by changes in the rate of this currency.  We use an internally derived management rate of 1,100, which is consistent with historical prior period averages of the won.

(2)
Purchased and zero-cost collars and average forward contracts:  We have excluded the impact of our yen-denominated purchased and zero-cost collars and average forward contracts for each period presented.  We have also excluded the impact of our portfolio of Korean won-denominated zero-cost collars.  By aligning an internally derived rate with our portfolio of purchased and zero-cost collars and average forward contracts, and excluding other yen-related transactions and the constant-currency adjustments, we have materially mitigated the impact of changes in the Japanese yen and Korean won.  Additionally, beginning in the first quarter of 2015, the impact of the mark-to-market related to future periods on our portfolio of euro-denominated zero-cost collars has been excluded.

(3)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(4)
Discrete tax items and other tax-related adjustments:  This represents the removal of discrete adjustments attributable to changes in tax law and changes in judgment about the realizability of certain deferred tax assets, as well as other non-operational tax-related adjustments.  This item also includes the income tax effects of adjusting from GAAP earnings to core earnings.

(5)
Litigation, regulatory and other legal matters:  Includes amounts related to the Pittsburgh Corning Corporation (PCC) asbestos litigation, adjustments to our estimated liability for environmental-related items and other legal matters.

(6)	Restructuring, impairment and other charges: This amount includes restructuring, impairment and other charges, as well as other expenses and disposal costs not classified as restructuring expense.
(7)	Liquidation of subsidiary: The partial impact of non-restructuring related items due to the decision to liquidate a consolidated subsidiary that is not significant.
(8)
Equity in earnings of affiliated companies:  These adjustments relate to items which do not reflect expected on-going operating results of our affiliated companies, such as restructuring, impairment and other charges and settlements under “take-or-pay” contracts.

(9)
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

(10)	Post-combination expenses: Expenses which occurred after the completion of several small acquisitions in the first quarter of 2015.

© 2015 Corning Incorporated. All Rights Reserved.

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays.
•	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to enable workflow solutions for scientific applications.

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

© 2015 Corning Incorporated. All Rights Reserved.

Display Technologies
The following tables provide net sales and net income for the Display Technologies segment and reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2015		Three months ended March 31, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$808	$294	$929	$209

Constant-yen (1)*	164	99	37	23
Purchased and zero-cost collars and average forward contracts (2)		(99)		(56)
Acquisition-related costs (3)				35
Restructuring, impairment and other charges (6)				3
Equity earnings of affiliated companies (8)				6
Impacts from the Acquisition of Samsung Corning Precision Materials (9)				63
Core performance	$972	$294	$966	$283
* In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
When compared to the first quarter of 2014, the decrease in net sales of $121 million, or 13%, in the first quarter of 2015 was driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $127 million, partially offset by the increase in volume in the high teens in percentage terms slightly outpacing price declines in the mid-teens.  The increase in LCD glass volume in the first quarter of 2015 was driven by an increase in sales of larger-sized LCD televisions and share recovery at a key Korean customer.

Net income in the Display Technologies segment increased by $85 million, or 41%, in the three months ended March 31, 2015, when compared to the same period last year, and was largely driven by an increase in volume in the high-teens in percentage terms, the absence of $100 million in costs incurred in the first quarter of 2014 related to the acquisition of Corning Precision Materials, a $12 million improvement due to manufacturing efficiencies and a decline in operating expenses of $14 million, partially offset by lower interest income and price declines in the mid-teens.

Core Performance
When compared to the same period last year, core net sales in the Display Technologies segment increased by $6 million, or 1%, in the first quarter of 2015, driven by an increase in volume in the high-teens in percentage terms, offset by price declines in the mid-teens.  Volume increased due to higher sales of larger-sized LCD televisions.

Core earnings in the Display Technologies segment increased by $11 million, or 4%, driven by an increase in volume in the high-teens in percentage terms, a $12 million improvement due to manufacturing efficiencies and a decline in operating expenses of $14 million, partially offset by lower interest income and price declines in the mid-teens.

© 2015 Corning Incorporated. All Rights Reserved.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in China, Japan and Taiwan.  For the three months ended March 31, 2015, three customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 62% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
We believe the overall LCD glass retail market in 2015 will increase in the mid-to-high single digits in percentage terms, driven by the combination of an increase in retail sales of LCD televisions and the demand for larger television screen sizes.  We expect Corning’s share of the market in 2015 will remain consistent with our share in 2014.

In the second quarter of 2015, Corning expects its LCD glass volume to increase by a low single-digit percentage sequentially.  Glass prices in the quarter are expected to decline even less than the first quarter.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impact that economic conditions, particularly a global economic recession, excess market capacity and world political tensions could have on consumer demand.  While the LCD industry has grown in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time but we believe that we have levers to proactively manage our capacity to adjust to fluctuations in demand.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales, profitability and cash flows of this segment.  In order to mitigate this risk, Corning entered into a series of foreign exchange contracts to hedge our exposure to movements in the Japanese yen and its impact on our earnings.

Optical Communications
The following table provides net sales and net income for the Optical Communications segment and reconciles the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2015		Three months ended March 31, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$697	$57	$593	$27

Acquisition-related costs (3)		10		2
Restructuring, impairment and other charges (6)		(1)		12
Liquidation of subsidiary (7)				(2)
Post-combination expenses (10)		6
Core performance	$697	$72	$593	$39
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2015 Corning Incorporated. All Rights Reserved.

As Reported
In the first quarter of 2015, net sales of the Optical Communications segment increased by $104 million, or 18%, when compared to the first quarter of 2014, driven by an increase in both carrier network and enterprise network products, up $49 million and $55 million, respectively.  Driving the growth in carrier network products are the following items:

•	Higher sales of fiber-to-the-home and cable products in North America, up $49 million; and
•	An increase in sales of optical fiber, driven by higher demand for single-mode fiber in Europe and North America.

The growth in sales in the enterprise network market was due to an increase of $12 million in sales in North America primarily related to data center products and the impact of an acquisition completed in the first quarter of 2015, offset by a decrease in sales of $8 million in China.

Movements in foreign exchange rates negatively impacted Optical Communications net sales in the amount of $27 million in the first quarter of 2015 when compared to the first quarter of 2014.

The increase in net income of $30 million, or 111%, in the Optical Communications segment was driven by higher sales volume, a decrease of $13 million in restructuring costs, and $8 million of manufacturing efficiencies gained through cost reductions, offset somewhat by higher acquisition-related and post-combination expenses in the amount of $14 million.  Movements in foreign exchange rates did not significantly impact net income of this segment in the first quarter of 2015 when compared to the same period in 2014.

Core Performance
The increase in core earnings of $33 million, or 85%, in the Optical Communications segment was driven by higher sales volume and manufacturing efficiencies gained through cost reductions.

For the three months ended March 31, 2015, one customer of the Optical Communications segment, which individually accounted for more than 10% of segment net sales, accounted for 10% of total segment sales when combined.

Outlook:
In the second quarter of 2015, Optical Communications segment sales are expected to increase on a year-over-year basis by a mid-teen percentage as demand from carrier and enterprise networks remains strong.  Recent acquisitions will also contribute to strong performance.

Environmental Technologies
The following table provides net sales and net income for the Environmental Technologies segment (in millions):
	Three months ended March 31,
As Reported and Core Performance	2015	2014

Net sales:
Automotive	$136	$133
Diesel	146	142
Total net sales	$282	$275

Net income	$48	$43

© 2015 Corning Incorporated. All Rights Reserved.

As Reported and Core Performance
In the three months ended March 31, 2015, net sales of this segment increased by $7 million, or 3% when compared to the same period in 2014.  Heavy duty diesel products increased due to continued strong demand for Class 8 vehicles in North America.  Sales of light duty diesel products were negatively impacted by lower volume in Europe.  Movements in the euro exchange rate versus the U.S. dollar negatively impacted the Environmental Technologies segment net sales in the amount of $16 million in the first quarter of 2015 when compared to the first quarter of 2014.

Net income increased by $5 million, or 12%, driven by an increase in demand for our heavy duty diesel products and improvements in manufacturing efficiency in the amount of $5 million, offset by lower sales of light duty diesel filters and the unfavorable impact on operations of the depreciation of the euro versus the U.S. dollar.  Movements in the euro exchange rate versus the U.S. dollar negatively impacted net income in the Environmental Technologies segment in the amount of $6 million in the first quarter of 2015 when compared to the first quarter of 2014.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three months ended March 31, 2015, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 86% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
In the Environmental Technologies segment, second-quarter sales are anticipated to decrease by a mid-single digit percentage on a year-over-year basis.  The company expects demand for its emissions control products to be consistent with last year.  A weaker euro exchange rate will impact year-over-year sales comparisons.

Specialty Materials
The following table provides net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2015		Three months ended March 31, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported – GAAP	$272	$38	$261	$31

Constant-yen (1)*		(1)		(1)
Purchased and zero-cost collars and average forward contracts (2)		5		3
Acquisition-related costs (3)				(1)
Restructuring, impairment and other charges (6)		4
Core performance	$272	$46	$261	$32
* In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2015 Corning Incorporated. All Rights Reserved.

As Reported
Net sales for the three months ended March 31, 2015 in this segment increased by $11 million, or 4%, when compared to the same period in 2014, driven by an increase of $22 million in Corning Gorilla Glass sales, led by handheld touch devices.  This increase was partially offset by a decline of $11 million in advanced optics product sales due to a downturn in the semiconductor industry and the impact of the strengthening of the U.S. dollar versus the euro.  Movements in the euro foreign exchange rate negatively impacted net sales in the Specialty Materials segment in the amount of $4 million in the first quarter of 2015 when compared to the first quarter of 2014.

When compared to the same period last year, the increase in net income of $7 million, or 23%, in the three months ended March 31, 2015 was driven by an increase in volume of Corning Gorilla Glass products and manufacturing efficiencies gained through cost reductions, offset somewhat by price declines and the decrease in sales of advanced optics products.  Movements in foreign exchange rates did not significantly impact net income of this segment in the first quarter of 2015 when compared to the same period in 2014.

Core Performance
When compared to the same period last year, the increase in core earnings of $14 million, or 44%, for the three months ended March 31, 2015 was driven by an increase in volume of Corning Gorilla Glass products and manufacturing efficiencies gained through cost reductions, offset somewhat by price declines and the decrease in sales of advanced optics products.

For the three months ended March 31, 2015, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 60% of total segment sales when combined.

Outlook:
In the second quarter of 2015, Specialty Materials segment sales are expected to decrease by a mid-single digit percentage when compared to the second quarter of 2014, driven by declines in advanced optic product sales.  Corning Gorilla Glass sales are expected to remain strong.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment and reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2015		Three months ended March 31, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported – GAAP	$197	$16	$210	$17
Acquisition-related costs (3)		3		4
Core performance	$197	$19	$210	$21
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three months ended March 31, 2015 decreased by $13 million, or 6%, when compared to the same period last year, due to the negative impact of the strengthening of the U.S. dollar versus foreign currencies, which negatively impacted net sales by $11 million.

In the first quarter of 2015, net income in the Life Sciences segment remained relatively consistent with the same period last year, with declines in volume and the negative impact of $4 million from movements in foreign exchange rates offset slightly by improvements in manufacturing efficiency and lower acquisition-related costs.

© 2015 Corning Incorporated. All Rights Reserved.

Core Performance
When compared to the same period last year, the decrease in core earnings of $2 million, or 10%, for the three months ended March 31, 2015 was driven by volume declines and the negative impact of $4 million from movements in foreign exchange rates offset slightly by improvements in manufacturing efficiency.

For the three months ended March 31, 2015, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 45% of net sales when combined.

Outlook:
In the second quarter of 2015, Life Sciences segment sales are projected to be down slightly year-over-year, driven by the impact of the weaker foreign exchange rates.

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

The following table provides net sales and other data for All Other (in millions):
	Three months ended March 31,
As Reported	2015	2014

Net sales	$9	$21
Research, development and engineering expenses	$45	$28
Equity earnings of affiliated companies	$2	$2
Net loss	$(48)	$(40)

The decrease in net sales of this segment in the three months ended March 31, 2015 reflects the absence of sales resulting from the sale of a small consolidated business at the end of the first quarter of 2014.  The increase in the net loss of this segment reflects higher spending for development projects.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
There were no significant items that impacted Corning’s financing structure in the three months ended March 31, 2015 and 2014.

Share Repurchase Program
On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion worth of shares of common stock between the date of announcement and December 31, 2016.  In the first quarter of 2015, 21.1 million shares were repurchased for $502 million under this program.

Capital Spending
Capital spending totaled $333 million and $246 million for the three months ended March 31, 2015 and 2014, respectively.  Spending in the first three months of 2015 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2015 capital spending to be approximately $1.3 billion to $1.4 billion.

© 2015 Corning Incorporated. All Rights Reserved.

Cash Flow
Summary of cash flow data (in millions):
	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$601	$1,737
Net cash used in investing activities	$(713)	$(301)
Net cash used in financing activities	$(574)	$(1,177)

Net cash provided by operating activities decreased significantly in the three months ended March 31, 2015, when compared to the same period last year, due to the absence of the dividend of approximately $1.6 billion received from Samsung Corning Precision Materials in the first quarter of 2014, offset somewhat by higher net income and the non-cash adjustment to net income related to the negative impact of the movement of foreign exchange rates over the past twelve months.

Net cash used in investing activities was higher in the three months ended March 31, 2015, when compared to the same period last year, due to higher capital spending and several acquisitions that were completed in the first quarter of 2015, offset by a decrease in short term investments and an increase in realized gains on our translated earnings contracts.

Net cash used in financing activities in the three months ended March 31, 2015 decreased when compared to the same period last year, driven by a decline in the amount of share repurchases, somewhat offset by the absence of cash received from the issuance of preferred stock and commercial paper in the first quarter of 2014.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of March 31, 2015	As of December 31, 2014

Working capital	$7,343	$7,914
Current ratio	4.9:1	4.4:1
Trade accounts receivable, net of allowances	$1,487	$1,501
Days sales outstanding	59	56
Inventories	$1,331	$1,322
Inventory turns	4.2	4.2
Days payable outstanding (1)	38	41
Long-term debt	$3,165	$3,227
Total debt to total capital	13.3%	13.1%

(1)	Includes trade payables only.

© 2015 Corning Incorporated. All Rights Reserved.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2014 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	A-	Stable
December 16, 2013

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the first quarter of 2015 with approximately $5.1 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet existing or reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  Although approximately 60% of the consolidated amount was held outside of the U.S. at March 31, 2015, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

From time to time, Corning may issue debt, the proceeds of which may be used for general corporate purposes.  Additionally, to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In the first quarter of 2015, the interest rate swaps that were entered into in the fourth quarter of 2014 were settled prior to the issuance of the anticipated debt.  Because the Company continues to anticipate that the debt issuance will occur, it entered into two interest rate swap agreements to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated issuance.  The instruments were designated as cash flow hedges.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes will vary, but may not exceed 390 days from the date of issue.  The interest rates will vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s revolving credit facility is available to support obligations under the commercial paper program, if needed.  At March 31, 2015, we did not have any outstanding commercial paper under this program.

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

Our major source of funding for 2015 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short-term investments and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, acquisitions, the asbestos litigation, capital expenditures, scheduled debt repayments and dividend payments and share repurchase programs.

© 2015 Corning Incorporated. All Rights Reserved.

Corning also has access to a $2.0 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At March 31, 2015, our leverage using this measure was 13% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of March 31, 2015, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2014 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2014 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2014 Form 10-K and remain unchanged through the first three months of 2015.  For certain items, additional details are provided below.

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

At March 31, 2015 and December 31, 2014, the carrying value of precious metals was higher than the fair market value by $393 million and $222 million, respectively.  These precious metals are utilized by the Display and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

© 2015 Corning Incorporated. All Rights Reserved.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09.  If finalized, we could elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  Under this proposal, early adoption for annual periods beginning after December 15, 2016, including interim periods within that reporting period, would also be permissible.  We are currently assessing the potential impact of adopting this ASU on our financial statements and related disclosures.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2015 and December 31, 2014, Corning had accrued approximately $41 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2015 Corning Incorporated. All Rights Reserved.

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

•	loss of significant customers;
•	fluctuations in supply chain inventory levels;
•	equity company activities, principally at Dow Corning;
•	changes in accounting rules and standards;
•	the potential impact of legislation, government regulations, and other government action and investigations;
•	temporary idling of capacity or delaying expansion;
•	the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits;
•	restructuring actions and charges; and
•	other risks detailed in Corning’s SEC filings.

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2014 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2014 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2015, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2015 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Dow Corning Corporation. See our 2014 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of March 31, 2015, see Part I, Item 1, Financial Statements, Note 2 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Pittsburgh Corning Corporation and Other Asbestos Litigation.  See our 2014 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of March 31, 2015, see Part I, Item 1, Financial Statements, Note 2 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation.  See our 2014 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of March 31, 2015, see Part I, Item 1, Financial Statements, Note 2 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Chinese Anti-Dumping Investigation Involving Optical Fiber Preforms Produced in the United States.  See our 2014 Form 10-K, Part I, Item 3.  We expect a preliminary determination sometime in the second quarter of 2015.

Grand Jury Subpoena.  See our 2014 Form 10-K, Part I, Item 3.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2014 Form 10-K, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2014 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2015:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
January 1-31, 2015	7,161,355	$23.39	7,095,400	$1,334,020,825
February 1-28, 2015	6,859,998	$24.55	6,344,500	$1,178,247,576
March 1-31, 2015	7,676,505	$23.49	7,673,800	$ 998,000,274
Total	21,697,858	$23.79	21,113,700	$ 998,000,274

(1)
This column reflects the following transactions during the first quarter of 2015:  (i) the deemed surrender to us of 545,593 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 38,565 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 21,113,700 shares of common stock in conjunction with the repurchase program announced on December 3, 2014.

(2)	On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion worth of shares of common stock between the date of announcement and December 31, 2016.

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	12	Computation of Ratio of Earnings to Fixed Charges

	20	Other Documents or Statements to Security Holders

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

© 2015 Corning Incorporated. All Rights Reserved.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

May 1, 2015	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

May 1, 2015	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

© 2015 Corning Incorporated. All Rights Reserved.