Form 10-Q
period 2015-06-30
CORNING INC /NY
filed 2015-07-30
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2015
Corning’s Common Stock, $0.50 par value per share	1,225,935,145 shares

© 2015 Corning Incorporated. All Rights Reserved.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net sales	$2,343	$2,482	$4,608	$4,771
Cost of sales	1,368	1,450	2,704	2,804

Gross margin	975	1,032	1,904	1,967

Operating expenses:
Selling, general and administrative expenses	337	322	653	719
Research, development and engineering expenses	191	208	380	406
Amortization of purchased intangibles	16	8	28	16
Restructuring, impairment and other charges		34		51

Operating income	431	460	843	775

Equity in earnings of affiliated companies	62	62	156	148
Interest income	5	4	10	16
Interest expense	(33)	(30)	(63)	(60)
Transaction-related gain, net				74
Foreign currency hedge gain (loss), net	164	(137)	206	(143)
Other (expense) income, net	(23)	(18)	(53)	12

Income before income taxes	606	341	1,099	822
Provision for income taxes (Note 4)	(110)	(172)	(196)	(352)

Net income attributable to Corning Incorporated	$496	$169	$903	$470

Earnings per common share attributable to Corning Incorporated:
Basic (Note 5)	$0.38	$0.11	$0.68	$0.32
Diluted (Note 5)	$0.36	$0.11	$0.65	$0.32

Dividends declared per common share (1)	$0.12	$0.10	$0.12	$0.20

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,

	2015	2014	2015	2014

Net income attributable to Corning Incorporated	$496	$169	$903	$470

Foreign currency translation adjustments and other	(40)	269	(296)	137
Net unrealized (losses) gains on investments		(9)	1	4
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans	5	(6)	6	3
Net unrealized gains (losses) on designated hedges		1	5	(3)
Other comprehensive (loss) income, net of tax (Note 15)	(35)	255	(284)	141

Comprehensive income attributable to Corning Incorporated	$461	$424	$619	$611

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$4,968	$5,309
Short-term investments, at fair value (Note 6)	505	759
Total cash, cash equivalents and short-term investments	5,473	6,068
Trade accounts receivable, net of doubtful accounts and allowances - $46 and $47	1,545	1,501
Inventories, net of inventory reserves - $125 and $127 (Note 7)	1,385	1,322
Deferred income taxes (Note 4)	291	248
Other current assets	1,174	1,099
Total current assets	9,868	10,238

Investments (Note 8)	1,844	1,801
Property, plant and equipment, net of accumulated depreciation - $8,784 and $8,332 (Note 10)	12,669	12,766
Goodwill, net (Note 11)	1,343	1,150
Other intangible assets, net (Note 11)	700	497
Deferred income taxes (Note 4)	1,808	1,889
Other assets	1,656	1,722

Total Assets	$29,888	$30,063

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 3)	$102	$36
Accounts payable	930	997
Other accrued liabilities (Note 2)	990	1,291
Total current liabilities	2,022	2,324

Long-term debt (Note 3)	3,910	3,227
Postretirement benefits other than pensions (Note 12)	781	814
Other liabilities (Note 2)	2,120	2,046
Total liabilities	8,833	8,411

Commitments and contingencies (Note 2)
Shareholders’ equity (Note 15):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,680 million and 1,672 million	840	836
Additional paid-in capital – common stock	13,578	13,456
Retained earnings	13,727	13,021
Treasury stock, at cost; Shares held: 449 million and 398 million	(7,871)	(6,727)
Accumulated other comprehensive loss	(1,591)	(1,307)
Total Corning Incorporated shareholders’ equity	20,983	21,579
Noncontrolling interests	72	73
Total equity	21,055	21,652

Total Liabilities and Equity	$29,888	$30,063

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$903	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	562	583
Amortization of purchased intangibles	28	16
Restructuring, impairment and other charges		51
Stock compensation charges	25	28
Equity in earnings of affiliated companies	(156)	(148)
Dividends received from affiliated companies	95	1,641
Deferred tax expense provision	31	103
Restructuring payments	(23)	(17)
Employee benefit payments in excess of expense	(8)	(28)
(Gains) losses on foreign currency hedges related to translated earnings	(191)	139
Unrealized translation losses (gains) on transactions	236	(60)
Changes in certain working capital items:
Trade accounts receivable	(25)	(11)
Inventories	(54)	13
Other current assets	(100)	28
Accounts payable and other current liabilities	(191)	(384)
Other, net	16	56
Net cash provided by operating activities	1,148	2,480

Cash Flows from Investing Activities:
Capital expenditures	(641)	(478)
Acquisitions of business, net of cash (paid) received	(531)	66
Investment in unconsolidated entities	(33)	(109)
Proceeds from loan repayments from unconsolidated entities	6	11
Short-term investments – acquisitions	(570)	(803)
Short-term investments – liquidations	825	574
Realized gains on foreign currency hedges related to translated earnings	321	152
Other, net		4
Net cash used in investing activities	(623)	(583)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(42)
Principal payments under capital lease obligations	(1)	(1)
Proceeds from issuance of short-term debt	2	17
Proceeds from issuance of long-term debt	745
Proceeds from issuance of commercial paper		416
Proceeds from issuance of preferred stock (1)		400
Payments from settlement of interest rate swap arrangements	(10)
Proceeds from the exercise of stock options	98	84
Repurchases of common stock for treasury	(1,093)	(2,076)
Dividends paid	(350)	(287)
Net cash used in financing activities	(609)	(1,489)
Effect of exchange rates on cash	(257)	6
Net (decrease) increase in cash and cash equivalents	(341)	414
Cash and cash equivalents at beginning of period	5,309	4,704

Cash and cash equivalents at end of period	$4,968	$5,118

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

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us” or “our” mean Corning Incorporated and subsidiary companies.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, Revenue from Contracts with Customers.  We can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  We are currently assessing the adoption date and potential impact of adopting this ASU on our financial statements and related disclosures.

© 2015 Corning Incorporated. All Rights Reserved.

2.      Commitments, Contingencies and Guarantees

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

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,300 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case.  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”).  The stay remains in place as of the date of this filing.  Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed by the District Court and the Third Circuit Court of Appeals.  These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date.  As of June 30, 2015, Corning had received for these cases approximately $19 million in insurance payments related to those claims.  If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is finally affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning.  In prior periods, Corning recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

© 2015 Corning Incorporated. All Rights Reserved.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $685 million at June 30, 2015, compared with an estimate of liability of $681 million at December 31, 2014.  The $685 million liability is comprised of $245 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos litigation, all referenced in the preceding paragraphs.  With respect to the PCE liability, at June 30, 2015 and December 31, 2014, the fair value of $245 million and $241 million of our interest in PCE significantly exceeded its carrying value of $151 million and $162 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  For the three months ended June 30, 2015 and 2014, Corning recorded asbestos litigation expense of $2 million and $4 million, respectively.  For the six months ended June 30, 2015 and 2014, Corning recorded asbestos litigation expense of $3 million and $6 million, respectively.  The entire obligation is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

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

As of June 30, 2015 and December 31, 2014, contingent guarantees totaled a notional value of $174 million and $150 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $311 million and $287 million, at June 30, 2015 and December 31, 2014, respectively.

Product warranty liability accruals were considered insignificant at June 30, 2015 and December 31, 2014.

© 2015 Corning Incorporated. All Rights Reserved.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2015 and December 31, 2014, Corning had accrued approximately $41 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At June 30, 2015, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

3.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $4.2 billion at June 30, 2015 and $3.6 billion at December 31, 2014, compared to recorded book values of $3.9 billion at June 30, 2015 and $3.2 billion at December 31, 2014.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Debt Issuances

2015
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  The net proceeds of $745 million will be used for general corporate purposes.  We can redeem these debentures at any time, subject to certain stipulations.

4.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Provision for income taxes	$(110)	$(172)	$(196)	$(352)
Effective tax rate	18.2%	50.4%	17.8%	42.8%

© 2015 Corning Incorporated. All Rights Reserved.

For the three and six months ended June 30, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

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

For the three and six months ended June 30, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from a taxable intercompany loan made to the U.S.;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset by discrete tax charges of:  1) $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries for the six months ended June 30, 2014; and 2) $135 million and $146 million attributable to a change in judgment on the realizability of certain foreign deferred tax assets for the three and six months ended June 30, 2014, respectively.

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 0.4 and 1.4 percentage points for the three months ended June 30, 2015 and 2014, respectively.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of 0.4 and 1.3 for the six months ended June 30, 2015 and 2014, respectively.

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

© 2015 Corning Incorporated. All Rights Reserved.

5.      Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to Corning Incorporated	$496	$169	$903	$470
Less: Series A convertible preferred stock dividend	24	24	49	45
Net income available to common stockholders - basic	472	145	854	425
Plus: Series A convertible preferred stock dividend	24		49
Net income available to common stockholders - diluted	$496	$145	$903	$425

Weighted-average common shares outstanding - basic	1,246	1,302	1,257	1,331
Effect of dilutive securities:
Stock options and other dilutive securities	10	13	11	12
Series A convertible preferred stock	115		115
Weighted-average common shares outstanding - diluted	1,371	1,315	1,383	1,343
Basic earnings per common share	$0.38	$0.11	$0.68	$0.32
Diluted earnings per common share	$0.36	$0.11	$0.65	$0.32

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock		115		106
Employee stock options and awards	20	20	17	24
Accelerated share repurchase forward contract				6
Total	20	135	17	136

6.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Bonds, notes and other securities:
U.S. government and agencies	$505	$759	$505	$759
Total short-term investments	$505	$759	$505	$759
Asset-backed securities	$40	$42	$35	$38
Total long-term investments	$40	$42	$35	$38

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

© 2015 Corning Incorporated. All Rights Reserved.

The following table summarizes the contractual maturities of available-for-sale securities at June 30, 2015 (in millions):
Less than one year	$505
Due in 1-5 years
Due in 5-10 years
Due after 10 years (1)	35
Total	$540

(1)	Includes $35 million of asset-based securities that mature over time and are being reported at their final maturity dates.

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity until realized.

The following tables provide the fair value and gross unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 (dollars in millions):
		June 30, 2015
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$35	$(4)	$35	$(4)
Total long-term investments	21	$35	$(4)	$35	$(4)

(1)	Unrealized losses in securities less than 12 months were not significant.

		December 31, 2014
		12 months or greater		Total
	Number of securities in a loss position	Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$37	$(4)	$37	$(4)
Total long-term investments	21	$37	$(4)	$37	$(4)

(1)	Unrealized losses in securities less than 12 months were not significant.

As of June 30, 2015 and December 31, 2014, for securities that have credit losses, an other than temporary impairment loss of $4 million in both periods is recognized in accumulated other comprehensive (loss) income.

For the six months ended June 30, 2015 and 2014, proceeds from sales and maturities of short-term investments totaled approximately $0.8 billion and $0.6 billion, respectively.

© 2015 Corning Incorporated. All Rights Reserved.

7.      Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):
	June 30, 2015	December 31, 2014
Finished goods	$585	$486
Work in process	267	255
Raw materials and accessories	245	302
Supplies and packing materials	288	279
Total inventories, net of inventory reserves	$1,385	$1,322

8.      Investments

Dow Corning Corporation (“Dow Corning”)

Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statement of Operations:
Net sales	$1,424	$1,501	$2,788	$3,025
Gross profit (1)	$364	$349	$722	$720
Net income attributable to Dow Corning	$113	$109	$298	$300
Corning’s equity in earnings of Dow Corning	$57	$54	$149	$146

(1)	Gross profit for the three and six months ended June 30, 2015 includes research and development costs of $63 million and $125 million (2014: $70 million and $137 million).

Dow Corning’s net income in the three and six months ended June 30, 2015 included a pre-tax gain of $29 million from the settlement of an intellectual property dispute and a pre-tax loss of $21 million and $48 million, respectively, on a derivative instrument.  Additionally, in the first quarter of 2015, Dow Corning recorded a pre-tax gain of $178 million on the settlement of long-term sales agreements.

Dow Corning’s net income in the three and six months ended June 30, 2014 includes a pre-tax gain of $25 million and $114 million, respectively, on a derivative instrument, and in the six months ending June 30, 2014 includes a pre-tax gain of $32 million on the settlement of long-term sales agreements.

© 2015 Corning Incorporated. All Rights Reserved.

9.      Acquisitions

Corning completed four acquisitions during the first quarter of 2015.  During the second quarter of 2015 minor adjustments were made to the preliminary allocation of the total purchase consideration related to working capital adjustments and true-up of the fair value of assets acquired for the four acquisitions.  Corning has not completed its accounting for the acquisitions; therefore, amounts are subject to change.  A summary of the preliminary allocation of the total purchase consideration for the four acquisitions is as follows (in millions):
Cash and cash equivalents	$2
Trade receivables	49
Inventory	28
Property, plant and equipment	37
Other intangible assets	242
Other current and non-current assets	22
Current and non-current liabilities	(59)
Total identified net assets	321
Purchase consideration	(534)
Goodwill (1)	$213

(1)	The goodwill was allocated to the Optical Communications segment.

The total consideration related to the acquisitions primarily consisted of cash and, in two of the acquisitions, contingent consideration.  The contingent consideration arrangements may require additional amounts to be paid in 2016 and 2017 based on projections of future revenues.  The combined potential additional consideration is capped at $28 million.  The total fair value of the contingent consideration for the two acquisitions was fair valued at $13 million as of the acquisition date and had no changes as of June 30, 2015.

The goodwill generated from these acquisitions is primarily related to the value of the product portfolio and customer/distribution networks acquired, combined with Corning’s existing business segments, as well as market participant synergies and other intangibles that do not qualify for separate recognition.  The goodwill is partially deductible for income tax purposes.

The acquired amortizable intangible assets have a weighted-average useful life of approximately 10 years.

Acquisition-related costs of $9 million included in selling, general and administrative expense in the Consolidated Statements of Income for the six months ended June 30, 2015 included costs for legal, accounting, valuation and other professional services.  The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Corning’s financial results.

10.      Property, Plant and Equipment, Net of Accumulated Depreciation

Property, plant and equipment, net of accumulated depreciation follows (in millions):
	June 30, 2015	December 31, 2014
Land	$449	$458
Buildings	5,470	5,470
Equipment	14,218	13,848
Construction in progress	1,316	1,322
	21,453	21,098
Accumulated depreciation	(8,784)	(8,332)
Total	$12,669	$12,766

© 2015 Corning Incorporated. All Rights Reserved.

In the three months ended June 30, 2015 and 2014, interest costs capitalized as part of Property, plant and equipment, net of accumulated depreciation, were $10 million and $11 million, respectively.  In the six months ended June 30, 2015 and 2014, interest costs capitalized as part of Property, plant and equipment, net of accumulated depreciation, were $21 million and $22 million, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At June 30, 2015 and December 31, 2014, the recorded value of precious metals totaled $3.0 billion and $3.1 billion, respectively.  Depletion expense for precious metals in the three months ended June 30, 2015 and 2014 totaled $5 million in both periods.  Depletion expense for precious metals in the six months ended June 30, 2015 and 2014 totaled $12 million and $13 million, respectively.

11.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended June 30, 2015 and December 31, 2014 is as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2014	$238	$134	$198	$580	$1,150
Acquired goodwill (1)	220				220
Measurement period adjustments	(7)				(7)
Foreign currency translation adjustment	(1)	(2)	(4)	(13)	(20)
Balance at June 30, 2015	$450	$132	$194	$567	$1,343

(1)
The Company completed several acquisitions in the Optical Communications segment during the first half of 2015.  Refer to Note 9 (Acquisitions) to the Consolidated Financial Statements for additional information on these acquisitions.

Corning’s gross goodwill balances for the periods ended June 30, 2015 and December 31, 2014 were $7.8 billion and $7.6 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended June 30, 2015 and December 31, 2014, and were generated entirely through goodwill impairments related to the Optical Communications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	June 30, 2015			December 31, 2014
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$358	$155	$203	$302	$149	$153
Customer lists and other	584	87	497	411	67	344
Total	$942	$242	$700	$713	$216	$497

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first six months of 2015, primarily due to acquisitions of $242 million in other intangible assets offset by amortization of $28 million and foreign currency translation adjustments of $11 million.

Amortization expense related to these intangible assets is estimated to be $57 million for 2015, $56 million annually from 2016 to 2019, and $51 million for 2020.

© 2015 Corning Incorporated. All Rights Reserved.

12.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014

Service cost	$22	$16	$45	$32	$4	$2	$7	$5
Interest cost	37	38	73	76	8	9	16	18
Expected return on plan assets	(44)	(43)	(89)	(86)
Amortization of net loss					1		2
Amortization of prior service cost (credit)	1	1	3	3	(2)	(1)	(3)	(2)
Recognition of actuarial loss	8		8
Total pension and postretirement benefit expense	$24	$12	$40	$25	$11	$10	$22	$21

13.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for the foreign currency hedges related to translated earnings of $13.2 billion at June 30, 2015 (at December 31, 2014: $12.1 billion), including purchased and zero-cost collars of $5.3 billion (at December 31, 2014: $2.3 billion) and average rate forwards of $7.9 billion (at December 31, 2014: $9.8 billion).  With respect to the purchased and zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased and zero-cost collars, either the put or the call option can be exercised at maturity.  As of June 30, 2015, the total net notional value of the purchased and zero-cost collars was $2.8 billion (at December 31, 2014: $1.2 billion).

© 2015 Corning Incorporated. All Rights Reserved.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2015 and December 31, 2014 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	June 30, 2015	Dec. 31, 2014		June 30, 2015	Dec. 31, 2014		June 30, 2015	Dec. 31, 2014

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 674	$ 487	Other current assets	$ 31	$ 22	Other accrued liabilities	$ (5)	$ (6)
			Other assets	9		Other liabilities	(1)

Interest rate contracts	550	1,300	Other assets		1	Other liabilities	(8)	(15)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	444	1,285	Other current assets	2	17	Other accrued liabilities	(4)	(5)

Foreign currency hedges related to translated earnings	13,236	12,126	Other current assets	636	649	Other accrued liabilities	(29)	(33)
			Other assets	763	846	Other liabilities	(38)

Total derivatives	$14,904	$15,198		$1,441	$1,535		$(85)	$(59)

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended June 30, 2015 and 2014 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the three months ended June 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2015	2014		2015	2014

Interest rate hedges	$ 6		Sales	$5
Foreign exchange contracts	7	$2	Cost of sales	4

Total cash flow hedges	$13	$2		$9

(1)	The amount of hedge ineffectiveness at June 30, 2015 and 2014 was insignificant.

© 2015 Corning Incorporated. All Rights Reserved.

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the six months ended June 30, 2015 and 2014 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the six months ended June 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2015	2014		2015	2014

Interest rate hedges	$ (7)		Sales	$10
Foreign exchange contracts	34	$(5)	Cost of sales	6

Total cash flow hedges	$ 27	$(5)		$16

(1)	The amount of hedge ineffectiveness at June 30, 2015 and 2014 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014

Foreign exchange contracts – balance sheet	Foreign currency hedge gain (loss), net	$2	$7	$13	$(5)
Foreign exchange contracts – loans	Foreign currency hedge gain (loss), net		(3)	2	1
Foreign currency hedges related to translated earnings	Foreign currency hedge gain (loss), net	162	(141)	191	(139)

Total undesignated		$164	$(137)	$206	$(143)

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

© 2015 Corning Incorporated. All Rights Reserved.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$505	$505
Other current assets (1)	$669		$669
Non-current assets:
Other assets (1)(2)	$1,265		$807	$458

Current liabilities:
Other accrued liabilities (1)(3)	$41		$38	$3
Non-current liabilities:
Other liabilities (1)(3)	$57		$47	$10

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

(3)	Other accrued liabilities and other liabilities include Level 3 contingent consideration payables which are measured by applying an option pricing model using projected future revenues.

		Fair value measurements at reporting date using
	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$759	$759
Other current assets (1)	$687		$687
Non-current assets:
Other assets (1)(2)	$1,330		$885	$445

Current liabilities:
Other accrued liabilities (1)	$44		$44
Non-current liabilities:
Other liabilities (1)	$15		$15

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

© 2015 Corning Incorporated. All Rights Reserved.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of June 30, 2015 and December 31, 2014, the fair value of the potential receipt of the contingent consideration in 2018 was $458 million and $445 million, respectively.

As a result of the acquisitions of iBwave Solutions Inc. and the fiber-optics business of Samsung Electronics Co., Ltd., the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  As of June 30, 2015, the fair value of the contingent consideration payable is $13 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the six months ended June 30, 2015.

15.      Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 2,300 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of June 30, 2015, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

During the three and six months ended June 30, 2015, we repurchased 29.4 million and 50.5 million shares of common stock for $626 million and $1,128 million, respectively, as part of a $1.5 billion share repurchase program announced on December 3, 2014.

Accumulated Other Comprehensive Income

In the three and six months ended June 30, 2015 and 2014, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation component.

A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$(837)	$360	$(581)	$492
Other comprehensive (loss) income	(62)	262	(236)	287
Equity method affiliates	22	7	(60)	(150)
Net current-period other comprehensive income	(40)	269	(296)	137
Ending balance	$(877)	$629	$(877)	$629

In the first quarter of 2014, a $136 million cumulative foreign currency translation gain was released to income as a result of the step acquisition of Corning Precision Materials and included in the gain on previously held equity investment.

There were no material tax effects related to foreign currency translation gains and losses.

© 2015 Corning Incorporated. All Rights Reserved.

16.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $15 million and $13 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $25 million and $28 million for the six months ended June 30, 2015 and 2014, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the six months ended June 30, 2015:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2014	48,724	$18.94
Granted	1,572	21.49
Exercised	(5,994)	16.36
Forfeited and Expired	(135)	17.10
Options Outstanding as of June 30, 2015	44,167	19.39	4.37	$134,198
Options Expected to Vest as of June 30, 2015	44,103	19.39	4.36	134,060
Options Exercisable as of June 30, 2015	36,560	19.85	3.52	105,383

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2015, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of June 30, 2015, there was approximately $10 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 2.0 years.  Compensation cost related to stock options was approximately $7 million and $5 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $11 million for each of the six month periods ended June 30, 2015 and 2014.

Proceeds received from the exercise of stock options were $98 million and $84 million for the six months ended June 30, 2015 and 2014, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the six months ended June 30, 2015 and 2014 was approximately $46 million and $51 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the three and six months ended June 30, 2015.  There was an immaterial amount of income tax benefits realized from share-based compensation for the three and six months ended June 30, 2014 due to net credit carryforwards available to the Company.  Refer to Note 4 (Income Taxes) to the consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

The following inputs were used for the valuation of option grants under our stock option plans:
	Three months ended June 30,						Six months ended June 30,
	2015			2014			2015			2014
Expected volatility	44.5	-	44.5%	45.8	-	45.8%	44.5	-	44.9%	45.8	-	46.2%
Weighted-average volatility	44.5	-	44.5%	45.8	-	45.8%	44.5	-	44.9%	45.8	-	46.2%
Expected dividends	2.24	-	2.24%	1.90	-	1.90%	1.92	-	2.24%	1.90	-	2.09%
Risk-free rate	1.9	-	1.9%	2.2	-	2.2%	1.9	-	1.9%	2.2	-	2.2%
Average risk-free rate	1.9	-	1.9%	2.2	-	2.2%	1.9	-	1.9%	2.2	-	2.2%
Expected term (in years)	7.2	-	7.2	7.2	-	7.2	7.2	-	7.2	7.2	-	7.2
Pre-vesting departure rate	0.6	-	0.6%	0.5	-	0.5%	0.6	-	0.6%	0.5	-	0.5%

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

Incentive Stock Plans

The Corning Incentive Stock Plan permits restricted stock and restricted stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.  Restricted stock and restricted stock units under the Incentive Stock Plan are granted at the closing market price on the grant date, contingently vest over a period of generally one to ten years, and generally have contractual lives of one to ten years.  The fair value of each restricted stock grant or restricted stock unit awarded under the Incentive Stock Plan is based on the grant date closing price of the Company’s stock.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2014, and changes which occurred during the six months ended June 30, 2015:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2014	5,737	$15.43
Granted	1,329	22.60
Vested	(1,656)	13.73
Forfeited	(9)	22.68
Non-vested shares and share units at June 30, 2015	5,401	$17.70

© 2015 Corning Incorporated. All Rights Reserved.

As of June 30, 2015, there was approximately $37 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $8 million for each of the three month periods ended June 30, 2015 and 2014, and approximately $14 million and $17 million for the six months ended June 30, 2015 and 2014, respectively.

17.      Significant Customers

Corning had one customer that individually accounted for 11% of the Company’s consolidated net sales in the three and six months ended June 30, 2015.  For the three and six months ended June 30, 2014, Corning had one customer that individually accounted for 14% of the Company’s consolidated net sales.

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

© 2015 Corning Incorporated. All Rights Reserved.

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2015
Net sales	$789	$800	$260	$272	$211	$11	$2,343
Depreciation (1)	$152	$43	$32	$27	$15	$11	$280
Amortization of purchased intangibles		$11			$5		$16
Research, development and engineering expenses (2)	$26	$35	$23	$29	$6	$44	$163
Restructuring, impairment and other charges				$3			$3
Equity in earnings of affiliated companies	$(3)					$6	$3
Income tax (provision) benefit	$(136)	$(37)	$(22)	$(22)	$(9)	$21	$(205)
Net income (loss) (3)	$303	$77	$46	$44	$18	$(45)	$443

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2014
Net sales	$987	$686	$285	$298	$223	$3	$2,482
Depreciation (1)	$171	$37	$30	$29	$16	$7	$290
Amortization of purchased intangibles		$2			$6		$8
Research, development and engineering expenses (2)	$41	$34	$21	$34	$5	$48	$183
Restructuring, impairment and other charges	$24					$10	$34
Equity in earnings of affiliated companies	$(4)		$1			$7	$4
Income tax (provision) benefit	$(119)	$(31)	$(23)	$(21)	$(9)	$22	$(181)
Net income (loss) (3)	$282	$61	$47	$39	$18	$(59)	$388

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Six months ended June 30, 2015
Net sales	$1,597	$1,497	$542	$544	$408	$20	$4,608
Depreciation (1)	$308	$81	$61	$53	$30	$20	$553
Amortization of purchased intangibles		$17			$10		$27
Research, development and engineering expenses (2)	$50	$68	$46	$60	$11	$89	$324
Restructuring, impairment and other charges		$(1)		$3			$2
Equity in earnings of affiliated companies	$(5)					$8	$3
Income tax (provision) benefit	$(268)	$(66)	$(45)	$(43)	$(17)	$44	$(395)
Net income (loss) (3)	$597	$134	$94	$82	$34	$(93)	$848

© 2015 Corning Incorporated. All Rights Reserved.

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Six months ended June 30, 2014
Net sales	$1,916	$1,279	$560	$559	$433	$24	$4,771
Depreciation (1)	$344	$73	$60	$56	$31	$12	$576
Amortization of purchased intangibles		$4			$12		$16
Research, development and engineering expenses (2)	$86	$71	$42	$67	$10	$76	$352
Restructuring, impairment and other charges	$29	$12				$10	$51
Equity in earnings of affiliated companies	$(13)		$2			$9	$(2)
Income tax (provision) benefit	$(317)	$(50)	$(44)	$(37)	$(17)	$38	$(427)
Net income (loss) (3)	$491	$88	$90	$70	$35	$(99)	$675

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income of reportable segments	$488	$447	$941	$774
Non-reportable segments	(45)	(59)	(93)	(99)
Unallocated amounts:
Net financing costs (1)	(25)	(30)	(49)	(59)
Stock-based compensation expense	(15)	(13)	(25)	(28)
Exploratory research	(28)	(24)	(54)	(51)
Corporate contributions	(12)	(11)	(24)	(16)
Equity in earnings of affiliated companies, net of impairments (2)	59	59	153	151
Asbestos settlement	(2)	(4)	(3)	(6)
Unrealized loss on foreign currency hedges related to translated earnings	(7)	(119)	(82)	(149)
Other corporate items (3)	83	(77)	139	(47)
Net income	$496	$169	$903	$470

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)	Primarily represents the equity earnings of Dow Corning.
(3)	Other corporate items include the tax impact of the unallocated amounts, excluding foreign currency hedges related to translated earnings.

© 2015 Corning Incorporated. All Rights Reserved.

The sales of each of our reportable segments are concentrated across a relatively small number of customers.  In the three months ended June 30, 2015, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 61% of total segment sales.
•	In the Optical Communications segment, two customers accounted for 22% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 87% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 53% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 48% of total segment sales.

In the six months ended June 30, 2015, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 61% of total segment sales.
•	In the Optical Communications segment, one customer accounted for 11% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 86% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 56% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 46% of total segment sales.

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2014 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2014 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 30, 2015.

Our MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Capital Resources and Liquidity
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW
Although Corning’s net sales in the second quarter and first half of 2015 decreased slightly when compared to the same periods in the prior year, net income increased by $327 million, or 193%, and $433 million, or 92%, respectively.  The increase in net income was driven by the positive net impact of our yen-denominated hedge programs, the absence of several negative tax-related items occurring in 2014 and higher net income in the Display Technologies and Optical Communications segment, offset somewhat by the negative impact of the strengthening of the U.S. dollar versus the Japanese yen and euro on our results.

Net sales in the second quarter and first half of 2015 were $2.3 billion and $4.6 billion, respectively, down slightly when compared to the same periods in 2014.  Sales in our Optical Communications segment increased by $114 million, or 17%, and $218 million, or 17%, respectively, but were more than offset by declines in our remaining segments.  The increase in sales in the Optical Communications segment was mainly due to the impact of several acquisitions completed in 2015 and an increase in volume in North America.  The decrease in sales of $198 million, or 20%, and $319 million, or 17%, respectively, in the Display Technologies segment was the most significant segment decline, and was driven by the depreciation of the Japanese yen versus the U.S. dollar and price declines in the mid-teens in percentage terms, offset somewhat by an increase in volume.

© 2015 Corning Incorporated. All Rights Reserved.

In the second quarter of 2015, we generated net income of $496 million or $0.36 per share, compared to net income of $169 million or $0.11 per share for the same period in 2014.  The increase in net income was driven by the following items:

•	Unrealized gains from our foreign currency hedges related to translated earnings in the amount of $112 million, driven by the significant weakening of the Japanese yen in 2015;
•
The absence of several negative tax-related items that occurred in the second quarter of 2014, including the establishment of deferred tax valuation allowances in Japan and Germany, totaling $164 million;

•
An increase of $21 million in the Display Technologies segment, driven by an increase in volume in the high single-digits in percentage terms, an increase of $55 million on the realized gain on our foreign exchange hedges related to translated earnings, a decline of $27 million in restructuring charges, the absence of $18 million in costs incurred in the second quarter of 2014 related to the acquisition of Corning Precision Materials and improvements in manufacturing efficiencies, partially offset by the depreciation of the Japanese yen versus the U.S. dollar in the amount of $86 million and price declines in the mid-teens; and

•
An increase of $16 million in the Optical Communications segment, due to an increase in sales of carrier network and enterprise network products, the favorable impact of several acquisitions this year and manufacturing efficiencies gained through cost reductions.

The impact of fluctuations in foreign exchange rates negatively impacted Corning’s consolidated net income in the three months ended June 30, 2015 in the amount of $91 million when compared to the same period in 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency hedges related to translated earnings of $71 million.

In the first half of 2015, we generated net income of $903 million or $0.65 per share, compared to net income of $470 million or $0.32 per share for the same period in 2014.  The increase in net income was due to the following items:

•	Unrealized gains from our foreign currency hedges related to translated earnings in the amount of $67 million, driven by the significant weakening of the Japanese yen in 2015;
•	The absence of the dividend withholding tax in the amount of $102 million on Corning’s share of the dividend from Samsung Corning Precision Materials distributed in the first quarter of 2014;
•	The absence of several tax-related items recorded in the first half of 2014 in the amount of $185 million, including the establishment of deferred tax valuation allowances in Japan and Germany;
•
Higher net income in the Display Technologies segment, up $106 million, or 22%, driven by an increase in volume in the mid-teens in percentage terms, an increase of $98 million in the realized gain on our foreign currency hedges related to translated earnings, a decline of $30 million in restructuring charges, the absence of $118 million in costs incurred in the first half of 2014 related to the acquisition of Corning Precision Materials and improvements in manufacturing efficiency, partially offset by the depreciation of the Japanese yen versus the U.S. dollar in the amount of $162 million and price declines in the mid-teens; and

•
An increase of $46 million in the Optical Communications segment, due to higher sales volume for both carrier network and enterprise network products, the favorable impact of several acquisitions completed this year, manufacturing efficiencies gained through cost reductions and lower restructuring costs.

The impact of fluctuations in foreign exchange rates negatively impacted Corning’s consolidated net income in the six months ended June 30, 2015 in the amount of $174 million when compared to the same period in 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency hedges related to translated earnings of $124 million.

© 2015 Corning Incorporated. All Rights Reserved.

Protecting Financial Health
Our financial position remains strong, and we generated positive cash flow from operating activities.  Significant items in the first half of 2015 include the following:

•
Operating cash flow in the six months ended June 30, 2015 was $1,148 million, a decrease of $1,332 million when compared to the same period in 2014.  Exclusive of the dividend received in the first quarter of 2014 from Samsung Corning Precision Materials of almost $1.6 billion, cash flow from operations increased by approximately $200 million;

•
We ended the first half of 2015 with $5.5 billion of cash, cash equivalents and short-term investments, a decrease from the balance at December 31, 2014 of $6.1 billion, but well above our debt balance at June 30, 2015 of $4.0 billion; and

•	Our debt to capital ratio increased from 13.1% reported at December 31, 2014 to 16.0% at June 30, 2015, driven by our share repurchase program and the debt issuance in the second quarter of 2015.

Investing In Our Future
Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  Our spending level for research, development and engineering decreased from 9% of sales in the first half of 2014 to 8% of sales in the first half of 2015 driven by synergies resulting from the acquisition of Corning Precision Materials.  We continue to maintain our innovation strategy focused on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  We continue to work on new products, including glass substrates for high performance displays and LCD applications, precision glass for advanced displays, emissions control products for cars, trucks, and off-road vehicles, products that accelerate drug discovery and manufacturing and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems, fiber-to-the cell site and fiber-to-the antenna.  We have focused our research, development and engineering spending to support the advancement of new product attributes for our Corning® Gorilla® Glass suite of products.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic technologies.

Capital spending totaled $641 million and $478 million for the six months ended June 30, 2015 and 2014, respectively.  Spending in the first six months of 2015 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2015 capital spending to be approximately $1.3 billion to $1.4 billion.  We expect that approximately $650 million will be directed toward our Display Technologies segment.

2015 Corporate Outlook
We anticipate 2015 will be another strong year for Corning led by our Optical Communications segment, which is experiencing strong demand and benefiting from recent acquisitions.  We also expect Corning Gorilla Glass 4 glass volume will increase during the year, driven by consumer demand for handheld electronic devices, particularly new smartphone models.  We will continue to focus on our strategy to grow our businesses through product innovations and acquisitions.  As part of this strategy, in the second quarter of 2015, we announced an agreement to acquire a business that will enable Corning to bring revolutionary new technologies and innovation opportunities to the pharmaceutical glass packaging market.  We exited 2014 with strong momentum and our first half performance, coupled with our strategic acquisitions, reinforces our expectations for 2015 growth.

© 2015 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14

Net sales	$2,343	$2,482	(6)%	$4,608	$4,771	(3)%

Gross margin	$975	$1,032	(6)%	$1,904	$1,967	(3)%
(gross margin %)	42%	42%		41%	41%

Selling, general and administrative expenses	$337	$322	5%	$653	$719	(9)%
(as a % of net sales)	14%	13%		14%	15%

Research, development and engineering expenses	$191	$208	(8)%	$380	$406	(6)%
(as a % of net sales)	8%	8%		8%	9%

Equity in earnings of affiliated companies	$62	$62	-	$156	$148	5%
(as a % of net sales)	3%	2%		3%	3%

Transaction-related gain, net					$74	(100)%
(as a % of net sales)					2%

Foreign currency hedge gain (loss), net	$164	$(137)	*	$206	$(143)	*
(as a % of net sales)	7%	(6)%		4%	(3)%

Income before income taxes	$606	$341	78%	$1,099	$822	34%
(as a % of net sales)	26%	14%		24%	17%

Provision for income taxes	$(110)	$(172)	(36)%	$(196)	$(352)	(44)%
(as a % of net sales)	(5)%	(7)%		(4)%	(7)%

Net income attributable to Corning Incorporated	$496	$169	193%	$903	$470	92%
(as a % of net sales)	21%	7%		20%	10%

*	Percent change not meaningful.

© 2015 Corning Incorporated. All Rights Reserved.

Net Sales
The following table presents net sales by reportable segment (in millions):
	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Display Technologies	$789	$987	(20)%	$1,597	$1,916	(17)%
Optical Communications	800	686	17%	1,497	1,279	17%
Environmental Technologies	260	285	(9)%	542	560	(3)%
Specialty Materials	272	298	(9)%	544	559	(3)%
Life Sciences	211	223	(5)%	408	433	(6)%
All Other	11	3	267%	20	24	(17)%
Total net sales	$2,343	$2,482	(6)%	$4,608	$4,771	(3)%

For the three months ended June 30, 2015, net sales decreased by $139 million, or 6%, when compared to the same period in 2014.  The primary sales drivers by segment were as follows:

•
A decrease of $198 million in the Display Technologies segment, driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $144 million.  Volume increased in the high single-digits in percentage terms but was more than offset by price declines in the mid-teens;

•
An increase of $114 million in the Optical Communications segment, driven by an increase of $61 million in sales of enterprise network products, due largely to the impact of a small acquisition completed in the first quarter of 2015 and an increase in data center products sales in North America, coupled with an increase of $53 million in carrier network products, driven by growth in North America and the impact of two recent acquisitions, offset somewhat by a decline in sales of wireless products and fiber and cable products in Europe;

•
A decrease in Environmental Technologies segment net sales in the amount of $25 million.  Automotive light duty substrates declined by $7 million driven by the negative impact of movements in the euro exchange rate versus the U.S. dollar, offset somewhat by slightly higher volume and an increase in sales of premium products.  Sales of diesel products also declined, down $18 million, with lower sales of light duty diesel products in Europe and the impact of the weaker euro more than offsetting strong demand for heavy duty diesel products in Europe and for Class 8 vehicles in North America;

•	A decrease of $26 million in the Specialty Materials segment, driven primarily by a decline of $16 million in advanced optics products sales due to a downturn in the semiconductor industry; and
•	A decrease of $12 million in the Life Sciences segment due to the impact of unfavorable movements in foreign exchange rates.

For the six months ended June 30, 2015, net sales decreased by $163 million, or 3%, when compared to the same period in 2014.  The primary sales drivers by segment were as follows:

•
A decrease of $319 million in the Display Technologies segment, driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $271 million.  Volume increased in the mid-teens in percentage terms but was offset by price declines in the mid-teens;

•
An increase of $218 million in the Optical Communications segment, driven by an increase of $112 million in sales of enterprise network products, due largely to a small acquisition completed in the first quarter of 2015 and an increase in data center products sales in North America, combined with an increase in carrier network products in the amount of $106 million, driven by growth in North America and the impact of two small acquisitions completed in the first quarter of 2015;

•
A decrease in the Environmental Technologies segment of $18 million driven by the impact of unfavorable movements in foreign exchange rates of $33 million and lower sales volume of light duty diesel products in Europe, offset somewhat by strong demand for heavy duty diesel products in Europe and for Class 8 vehicles in North America and higher light duty substrate sales;

© 2015 Corning Incorporated. All Rights Reserved.

•
A decrease of $15 million in the Specialty Materials segment, driven by a decline in advanced optics sales of $26 million, partially offset by an increase in Corning Gorilla Glass sales, led by demand for handheld touch devices; and

•	A decrease of $25 million in the Life Sciences segment due primarily to the impact of unfavorable movements in foreign exchange rates of $23 million.

In the three and six months ended June 30, 2015, the impact of fluctuations in foreign exchange rates, primarily the Japanese yen and the euro, negatively impacted Corning’s consolidated net sales in the amounts of $205 million and $391 million, respectively, when compared to the same periods in 2014.

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

Gross Margin
In the three and six months ended June 30, 2015, gross margin as a percentage of net sales was relatively consistent with the same periods last year.  The negative impact of the depreciation of the Japanese yen versus the U.S. dollar in the amounts of $114 million and $220 million, respectively, was offset by the impact of first quarter acquisitions in the Optical Communications segment, lower acquisition-related and restructuring costs, and improvements in manufacturing performance in all of our segments.

Selling, General and Administrative Expenses
In the three months ended June 30, 2015, selling, general and administrative expenses increased by $15 million when compared to the same period in 2014, driven by several small acquisitions completed in the first quarter of 2015 in the Optical Communications segment, coupled with higher spending for new business development.  In the six months ended June 30, 2015, selling, general and administrative expenses decreased by $66 million when compared to the same period in 2014.  The significant decrease was due to lower acquisition-related and post combination expenses, which were higher last year due to the acquisition of the remaining equity interests of Samsung Corning Precision Materials.  When compared to the same periods last year, as a percentage of net sales, selling, general and administrative expenses increased slightly in the second quarter of 2015, driven by our recent acquisitions, and decreased slightly in the six months ended June 30, 2015, due to lower acquisition-related and post combination expenses.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization; and utilities and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three and six months ended June 30, 2015, research, development and engineering expenses decreased by $17 million and $26 million, respectively, when compared to the same periods last year, driven by a decrease in the Display Technologies segment resulting from synergies from the acquisition of Samsung Corning Precision Materials and lower spending for new business development.  As a percentage of net sales, research, development and engineering expenses remained relatively consistent with the same periods in 2014.

© 2015 Corning Incorporated. All Rights Reserved.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Dow Corning Corporation	$57	$54	$149	$146
All other	5	8	7	2
Total equity earnings	$62	$62	$156	$148

The following table provides a summary of equity in earnings from Dow Corning, by business (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Silicones	$43	$45	$77	$114
Hemlock Semiconductor (Polysilicon)	14	9	72	32
Total Dow Corning	$57	$54	$149	$146

Equity earnings from Dow Corning increased slightly in the three and six months ended June 30, 2015 when compared to the same periods last year, and were impacted by the following items:

•
A decrease in equity earnings in silicones of $2 million and $37 million, respectively, driven by unfavorable movements in foreign exchange rates, higher pension expense and the negative impact of the change in the mark-to-market of a derivative instrument in the amount of $15 million (Quarter 2, 2015: $7 million loss; Quarter 2, 2014: $8 million gain) and $60 million (First half of 2015: $20 million loss; First half of 2014: $40 million gain), offset somewhat by a decrease in Chapter 11 bankruptcy accruals and a $9 million gain on the settlement on an intellectual property dispute; and

•
An increase in equity earnings in polysilicon of $5 million and $40 million, respectively, driven by sales of more profitable products, a decrease in manufacturing costs related to the restructuring actions implemented in the fourth quarter of 2014 and, in the first quarter of 2015, by an increase in Corning’s share of settlements of long-term sales agreements in the amount of $40 million (Quarter 1, 2015: $49 million; Quarter 1, 2014: $9 million), offset by lower volume and an increase in operating expenses.

© 2015 Corning Incorporated. All Rights Reserved.

Foreign Currency Hedge Gain (Loss), Net
Included in the line item Foreign currency hedge gain (loss), net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, Korean won and euro against the U.S. dollar and its impact on our net earnings, as well as other foreign exchange hedges that limit exposures to foreign functional currency fluctuations.  The following table provides detailed information on the impact of our foreign currency hedge gains and losses:
	Three months ended June 30, 2015		Three months ended June 30, 2014		Change 2015 vs. 2014
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains, net	$172	$108	$47	$37	$125	$71
Unrealized (losses) gains	(10)	(7)	(188)	(119)	178	112
Total translated earnings contract gain (loss)	162	101	(141)	(82)	303	183
Foreign currency hedges, other	2	1	4	3	(2)	(2)
Foreign Currency Hedge Gain (Loss), Net	$164	$102	$(137)	$(79)	$301	$181

	Six months ended June 30, 2015		Six months ended June 30, 2014		Change 2015 vs. 2014
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains, net	$321	$201	$96	$77	$225	$124
Unrealized (losses) gains	(130)	(82)	(235)	(149)	105	67
Total translated earnings contract gain (loss)	191	119	(139)	(72)	330	191
Foreign currency hedges, other	15	9	(4)	(3)	19	12
Foreign Currency Hedge Gain (Loss), Net	$206	$128	$(143)	$(75)	$349	$203

The gross notional value outstanding for our foreign currency hedges related to translated earnings is $13.2 billion, and is comprised of the following:  1) Japanese yen-denominated hedges - $9.3 billion; 2) Korean won-denominated hedges - $3.6 billion; and 3) euro-denominated hedges - $299 million.

Income Before Income Taxes
The impact of fluctuations in foreign exchange rates negatively impacted Corning’s consolidated income before income taxes in the three and six months ended June 30, 2015 when compared to the same periods in 2014 in the amounts of $123 million and $235 million, respectively.  This impact was offset by the impact of the realized gain from our foreign currency hedges related to translated earnings of $125 million and $225 million, respectively.

© 2015 Corning Incorporated. All Rights Reserved.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Provision for income taxes	$(110)	$(172)	$(196)	$(352)
Effective tax rate	18.2%	50.4%	17.8%	42.8%

For the three and six months ended June 30, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

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

For the three and six months ended June 30, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from a taxable intercompany loan made to the U.S.;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset by discrete tax charges of:  1) $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries for the six months ended June 30, 2014; and 2) $135 million and $146 million attributable to a change in judgment on the realizability of certain foreign deferred tax assets for the three and six months ended June 30, 2014, respectively.

Refer to Note 4 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to Corning Incorporated	$496	$169	$903	$470
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$472	$145	$854	$425
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$496	$145	$903	$425
Basic earnings per common share	$0.38	$0.11	$0.68	$0.32
Diluted earnings per common share	$0.36	$0.11	$0.65	$0.32
Shares used in computing per share amounts
Basic earnings per common share	1,246	1,302	1,257	1,331
Diluted earnings per common share	1,371	1,315	1,383	1,343

(1)	Refer to Note 5 (Earnings per Common Share) to the consolidated financial statements for additional information.

© 2015 Corning Incorporated. All Rights Reserved.

Comprehensive Income
For the three and six months ended June 30, 2015, comprehensive income increased by $37 million and $8 million, respectively, when compared to the same periods in 2014, driven by an increase in net income attributable to Corning Incorporated of $327 million and $433 million, respectively, offset by the negative impact of the change in foreign currency translation gains and losses.  In the three and six months ended June 30, 2015, we recognized a foreign currency translation loss of $40 million and $296 million, respectively, compared to a gain of $269 million and $137 million, respectively, in the same periods in 2014.  The losses recognized in 2015 were largely driven by unfavorable movements in the translation rates of the Japanese yen, Korean won and the euro to the U.S. dollar.

Refer to Note 15 (Shareholders’ Equity) to the consolidated financial statements for additional information.

CORE PERFORMANCE MEASURES
In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at core performance measures.  We believe reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Corning has adopted the use of constant currency reporting for the Japanese yen and Korean won, and uses an internally derived management rate which is closely aligned to our foreign currency hedges.  In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

Net sales, equity in earnings of affiliated companies and net income are adjusted to exclude the impacts of changes in the Japanese yen and the Korean won, gains and losses on our foreign currency hedges related to translated earnings, acquisition-related costs, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management’s discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES
Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Core net sales	$2,517	$2,512	-	$4,947	$4,838	2%
Core equity in earnings of affiliated companies	$71	$57	25%	$124	$118	5%
Core earnings	$522	$487	7%	$1,006	$910	11%

© 2015 Corning Incorporated. All Rights Reserved.

Core Net Sales
The following table presents core net sales by reportable segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Display Technologies	$963	$1,017	(5)%	$1,935	$1,983	(2)%
Optical Communications	800	686	17%	1,497	1,279	17%
Environmental Technologies	260	285	(9)%	542	560	(3)%
Specialty Materials	272	298	(9)%	544	559	(3)%
Life Sciences	211	223	(5)%	408	433	(6)%
All Other	11	3	267%	21	24	(13)%
Total core net sales	$2,517	$2,512	-	$4,947	$4,838	2%

Core net sales increased $5 million and $109 million in the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.  In all segments except Display Technologies, core net sales is consistent with GAAP net sales.  Because a significant portion of the Display Technologies segment revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings of translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses and establish operational goals and forecasts.  As of June 30, 2015, we used an internally derived management rate of ¥99, which is closely aligned to our current yen-denominated hedges related to translated earnings, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of core equity in earnings of affiliated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Dow Corning Corporation	$63	$49	$114	$109
All other	8	8	10	9
Total core equity earnings	$71	$57	$124	$118

The following table provides a summary of core equity earnings from Dow Corning, by business (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Silicones	$49	$40	$91	$77
Hemlock Semiconductor (polysilicon)	14	9	23	32
Total Dow Corning	$63	$49	$114	$109

© 2015 Corning Incorporated. All Rights Reserved.

The following table reconciles the non-GAAP financial measure of core equity earnings to its most directly comparable GAAP financial measure (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

As reported	$62	$62	$156	$148
Constant-yen (1)	2		2
Equity in earnings of affiliated companies (8)	7	(5)	(34)	(30)
Core performance measures	$71	$57	$124	$118
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

In the three and six months ended June 30, 2015, core equity earnings from Dow Corning increased by $14 million, or 29%, and $5 million, or 5%, respectively, when compared to the same periods in 2014, due to the following items:

•
An increase in equity earnings in silicones of $9 million and $14 million, respectively, driven by a $9 million gain on the settlement on an intellectual property dispute and a decrease in Chapter 11 bankruptcy accruals, offset slightly by unfavorable movements in foreign exchange rates and higher pension expense; and

•
An increase in equity earnings in polysilicon of $5 million in the second quarter of 2015, driven by sales of more profitable products and a decrease in manufacturing costs related to the restructuring actions implemented in the fourth quarter of 2014, offset somewhat by lower volume and an increase in operating expenses.  In the first half of 2015, equity earnings decreased by $9 million driven by lower volume and higher operating expenses.

Core Earnings
In the second quarter of 2015, we generated core earnings of $522 million or $0.38 per share compared to $487 million or $0.34 per share for the same period in 2014.  The increase of 7% was driven by an increase in core earnings of $28 million in the Optical Communications segment, due to an increase in sales of carrier network and enterprise network products, the favorable impact of several acquisitions this year and manufacturing efficiencies gained through cost reductions, combined with an increase in core equity earnings from Dow Corning of $14 million.

In the first half of 2015, we generated core earnings of $1,006 million or $0.73 per share compared to $910 million or $0.63 per share in the first half of 2014.  The increase of 11% was driven by the Optical Communications segment, which increased by $61 million, or 60%, and was due to higher sales volume for both carrier network and enterprise network products, the favorable impact of several acquisitions completed this year and manufacturing efficiencies gained through cost reductions.  These gains were somewhat offset by an increase in operating expenses driven by the impact of the acquisitions.

Included in core earnings for the three and six months ended June 30, 2015 is net periodic pension expense in the amounts of $16 million and $32 million, respectively, and for the same periods in 2014, $12 million and $25 million, respectively.  Refer to Note 12 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

© 2015 Corning Incorporated. All Rights Reserved.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Core earnings attributable to Corning Incorporated	$522	$487	$1,006	$910
Less: Series A convertible preferred stock dividend	24	24	49	45
Core earnings available to common stockholders - basic	498	463	957	865
Add: Series A convertible preferred stock dividend	24	24	49	45
Core earnings available to common stockholders - diluted	$522	$487	$1,006	$910

Weighted-average common shares outstanding - basic	1,246	1,302	1,257	1,331
Effect of dilutive securities:
Stock options and other dilutive securities	10	13	11	12
Series A convertible preferred stock	115	115	115	106
Weighted-average common shares outstanding - diluted	1,371	1,430	1,383	1,449
Core basic earnings per common share	$0.40	$0.36	$0.76	$0.65
Core diluted earnings per common share	$0.38	$0.34	$0.73	$0.63

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

© 2015 Corning Incorporated. All Rights Reserved.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):
	Three months ended June 30, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$2,343	$62	$606	$496	18.2%	0.36
Constant-yen (1)	174	2	141	104		0.08
Constant-won (1)			1
Foreign currency hedges related to translated earnings (2)			(162)	(101)		(0.07)
Acquisition-related costs (3)			12	7		0.01
Litigation, regulatory and other legal matters (5)			2	1
Restructuring, impairment and other charges (6)			3	2
Equity in earnings of affiliated companies (8)		7	7	7		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(11)	(9)		(0.01)
Post-combination expenses (10)			16	10		0.01
Pension mark-to-market (11)			8	5
Core performance measures	$2,517	$71	$623	$522	16.2%	0.38
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2015 Corning Incorporated. All Rights Reserved.

	Three months ended June 30, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$2,482	$62	$341	$169	50.4%	0.11
Constant-yen (1) *	30		26	19		0.01
Constant-won (1)			17	12		0.01
Foreign currency hedges related to translated earnings (2)			141	82		0.06
Acquisition-related costs (3)			10	7
Discrete tax items and other tax-related adjustments (4)				164		0.11
Litigation, regulatory and other legal matters (5)			4	2
Restructuring, impairment and other charges (6)			39	29		0.02
Equity in earnings of affiliated companies (8)		(5)	(5)	(5)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			10	8		0.01
Core performance measures	$2,512	$57	$583	$487	16.5%	0.34
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

© 2015 Corning Incorporated. All Rights Reserved.

	Six months ended June 30, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$4,608	$156	$1,099	$903	17.8%	0.65
Constant-yen (1)	339	2	275	202		0.15
Constant-won (1)			1
Foreign currency hedges related to translated earnings (2)			(191)	(119)		(0.09)
Acquisition-related costs (3)			31	20		0.01
Discrete tax items and other tax-related adjustments (4)				11		0.01
Litigation, regulatory and other legal matters (5)			3	2
Restructuring, impairment and other charges (6)			5	5
Equity in earnings of affiliated companies (8)		(34)	(34)	(32)		(0.02)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(9)	(7)		(0.01)
Post-combination expenses (10)			25	16		0.01
Pension mark-to-market (11)			8	5
Core performance measures	$4,947	$124	$1,213	$1,006	17.1%	0.73
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2015 Corning Incorporated. All Rights Reserved.

	Six months ended June 30, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$4,771	$148	$822	$470	42.8%	0.32
Constant-yen (1) *	67		57	42		0.03
Constant-won (1)			17	12		0.01
Foreign currency hedges related to translated earnings (2)			139	72		0.05
Acquisition-related costs (3)			58	47		0.03
Discrete tax items and other tax-related adjustments (4)				185		0.13
Litigation, regulatory and other legal matters (5)			6	3
Restructuring, impairment and other charges (6)			56	44		0.03
Liquidation of subsidiary (7)				(3)
Equity in earnings of affiliated companies (8)		(30)	(30)	(29)		(0.02)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(16)	67		0.05
Core performance measures	$4,838	$118	$1,109	$910	17.9%	0.63
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

Constant-yen:  Because a significant portion of Display Technologies segment revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings of translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  As of January 1, 2015, we used an internally derived management rate of ¥99, which is closely aligned to our current yen portfolio of foreign currency hedges, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

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

(2)	Foreign currency hedges related to translated earnings: We have excluded the impact of the gains and losses of our foreign currency hedges related to translated earnings for each period presented.
(3)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
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

(10)	Post-combination expenses: Post-combination expenses incurred as a result of an acquisition in the first quarter of 2015.
(11)
Pension mark-to-market:  Mark-to-market pension gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among our reportable segments differently than we would for stand-alone financial information prepared in accordance with GAAP.  The Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and with how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to the most directly comparable GAAP financial measure, please see “Reconciliation of non-GAAP Measures” above.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies
The following tables provide net sales and net income for the Display Technologies segment and reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$789	$303	$1,597	$597

Constant-yen (1)	174	105	338	204
Foreign currency hedges related to translated earnings (2)		(108)		(207)
Impacts from the acquisition of Samsung Corning Precision Materials (9)		(10)		(10)
Core performance	$963	$290	$1,935	$584

© 2015 Corning Incorporated. All Rights Reserved.

	Three months ended June 30, 2014		Six months ended June 30, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$987	$282	$1,916	$491

Constant-yen (1)*	30	19	67	42
Constant-won (1)		11		11
Foreign currency hedges related to translated earnings (2)		(53)		(109)
Acquisition-related costs (3)		2		37
Discrete tax items and other tax-related adjustments (4)		4		4
Restructuring, impairment and other charges (6)		27		30
Equity earnings of affiliated companies (8)				6
Impacts from the acquisition of Samsung Corning Precision Materials (9)		8		71
Core performance	$1,017	$300	$1,983	$583
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

As Reported
When compared to the same periods in 2014, the decrease in net sales of $198 million and $319 million in the three and six months ended June 30, 2015 was driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $144 million and $271 million, respectively, and price declines in the mid-teens in percentage terms.  Volume increased in the high single-digits in the second quarter and in the mid-teens in the first half of 2015, and was driven by an increase in sales of larger-sized LCD televisions and share recovery at a key Korean customer.

Net income in the Display Technologies segment increased by $21 million, or 7%, in the three months ended June 30, 2015, when compared to the same period last year, and was driven by an increase in volume in the high single-digits in percentage terms, an increase of $55 million on the realized gain on foreign currency hedges related to translated earnings, a decline of $27 million in restructuring charges, the absence of $18 million in costs incurred in the second quarter of 2014 related to the acquisition of Corning Precision Materials and improvements in manufacturing efficiencies.  These gains were partially offset by the depreciation of the Japanese yen versus the U.S. dollar in the amount of $86 million and price declines in the mid-teens.

Net income in the Display Technologies segment increased by $106 million, or 22%, in the six months ended June 30, 2015, when compared to the same period last year, and was driven by an increase in volume in the mid-teens in percentage terms, an increase of $98 million on the realized gain on foreign currency hedges related to translated earnings, a decline of $30 million in restructuring charges, the absence of $118 million in costs incurred in the second quarter of 2014 related to the acquisition of Corning Precision Materials and improvements in manufacturing efficiency.  These gains were partially offset by the depreciation of the Japanese yen versus the U.S. dollar in the amount of $162 million and price declines in the mid-teens.

Core Performance
When compared to the same periods in 2014, core net sales in the Display Technologies segment decreased by $54 million, or 5%, and $48 million, or 2%, in the second quarter and first half of 2015, respectively, driven by price declines in the mid-teens.  Volume increased in the high single-digits in the second quarter and in the mid-teens in the first half of 2015, and was driven by an increase in sales of larger-sized LCD televisions and share recovery at a key Korean customer.

© 2015 Corning Incorporated. All Rights Reserved.

Core earnings in the Display Technologies segment in the second quarter and first half of 2015 remained relatively consistent with the same periods last year.  Volume increases in the single-digits in the second quarter and in the mid-teens in the first half of 2015, improvements in manufacturing efficiency and a decline in operating expenses were offset by lower interest income and price declines in the mid-teens.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Korea, China, Japan and Taiwan.  For the three and six months ended June 30, 2015, three customers of the Display Technologies segment that individually accounted for more than 10% of segment net sales, accounted for approximately 61% of total segment sales when combined.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
We believe the overall LCD glass retail market in 2015 will grow approximately 6-7% year-over-year, driven by the demand for larger television screen sizes.  We expect Corning’s share of the market in 2015 will remain consistent with our share in 2014.

In the third quarter of 2015, LCD glass volume is expected to increase by a low single-digit percentage sequentially. The company expects LCD glass price declines to remain at a moderate level in the third quarter, which would be the fifth consecutive quarter of moderate price declines.

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

Optical Communications
The following tables provide net sales and net income for the Optical Communications segment and reconcile the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$800	$77	$1,497	$134

Acquisition-related costs (3)		4		14
Restructuring, impairment and other charges (6)				(1)
Post-combination expenses (10)		10		16
Core performance	$800	$91	$1,497	$163

© 2015 Corning Incorporated. All Rights Reserved.

	Three months ended June 30, 2014		Six months ended June 30, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$686	$61	$1,279	$88

Acquisition-related costs (3)		2		4
Restructuring, impairment and other charges (6)				12
Liquidation of subsidiary (7)				(2)
Core performance	$686	$63	$1,279	$102
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
In the second quarter and first half of 2015, net sales of the Optical Communications segment increased by $114 million, or 17%, and $218 million, or 17%, respectively, when compared to the same periods in 2014, driven by an increase in both carrier network and enterprise network products.  Carrier networks increased $53 million and $106 million, respectively, driven by higher sales of fiber-to-the-home and cable products in North America, up $69 million and $134 million, respectively, and the impact of recent acquisitions, offset somewhat by lower sales of wireless products and fiber and cable products in Europe.  Sales were down in Europe driven by lower volume and the negative impact of movements in the euro exchange rate versus the U.S. dollar.  Enterprise network sales grew by $61 million and $112 million, respectively, primarily due to an increase in sales in North America related to data center products, coupled with the impact of a small acquisition completed in 2015.  Movements in foreign exchange rates in the second quarter and first half of 2015 negatively impacted Optical Communications net sales in the amounts of $27 million and $54 million, respectively, when compared to the same periods in 2014.

The increase in net income in the second quarter and first half of 2015 of $16 million, or 26%, and $46 million, or 52%, respectively, in this segment was driven by higher sales volume for both carrier network and enterprise network products, the favorable impact of several acquisitions completed this year, manufacturing efficiencies gained through cost reductions and lower restructuring costs in the first half of 2015.  Movements in foreign exchange rates did not significantly impact net income of this segment in the three and six months ended June 30, 2015 when compared to the same periods in 2014.

Core Performance
The increase in the three and six months of 2015 in core earnings of $28 million, or 44%, and $61 million, or 60%, respectively, was driven by higher sales volume for both carrier network and enterprise network products, the favorable impact of several acquisitions completed this year and manufacturing efficiencies gained through cost reductions.

For the three months ended June 30, 2015, two customers of the Optical Communications segment, which individually accounted for more than 10% of segment net sales, accounted for 22% of total segment sales when combined.  For the six months ended June 30, 2015, one customer of the Optical Communications segment, which individually accounted for more than 10% of segment net sales, accounted for 11% of total segment sales when combined.

Outlook:
The Company expects third-quarter and full-year sales to be up in the mid-teen percentage range versus last year, as demand for the company’s FTTH and data center solutions remains high.

© 2015 Corning Incorporated. All Rights Reserved.

Environmental Technologies
The following table provides net sales and net income for the Environmental Technologies segment (in millions):
	Three months ended June 30,		Six months ended June 30,
As Reported and Core Performance	2015	2014	2015	2014

Net sales:
Automotive	$129	$136	$265	$269
Diesel	131	149	277	291
Total net sales	$260	$285	$542	$560

Net income	$46	$47	$94	$90

As Reported and Core Performance
In the three and six months ended June 30, 2015, net sales of this segment decreased by $25 million, or 9%, and $18 million, or 3%, respectively, when compared to the same periods in 2014.  The decline in sales of 5% and 1%, respectively, of automotive light duty substrates was primarily driven by the negative impact of movements in the euro exchange rate versus the U.S. dollar, but was offset somewhat by higher volume and an increase in sales of premium products.  Sales of diesel products also declined, with the negative impact of the movements in the euro exchange rate and lower sales of light duty diesel products in Europe more than offsetting an increase in sales of heavy duty diesel products.  Heavy duty diesel products increased due to continued strong demand in Europe and for Class 8 vehicles in North America.  Movements in the euro exchange rate versus the U.S. dollar negatively impacted net sales in the Environmental Technologies segment in the three and six months ended June 30, 2015 in the amounts of $17 million and $33 million, respectively, when compared to the same periods in 2014.

Net income remained relatively consistent in the second quarter of 2015, and increased by 4% in the first half of 2015, when compared to the same periods last year, driven by an increase in demand for our heavy duty diesel products and improvements in manufacturing efficiency, offset by lower sales of light duty diesel filters and the unfavorable impact of the depreciation of the euro versus the U.S. dollar.  Movements in the euro versus the U.S. dollar exchange rate negatively impacted net income in the Environmental Technologies segment in the amount of $6 million and $12 million in the three and six months ended June 30, 2015 when compared to the same periods in 2014.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers.  Although our sales are to the emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.  For the three months ended June 30, 2015, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 87% of total segment sales when combined.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.  For the six months ended June 30, 2015, three customers of the Environmental Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for approximately 86% of total segment sales when combined.

Outlook:
Sales in the Environmental Technologies segment is expected to be down slightly in the third quarter from the prior year, driven by the impact of changes in the euro-U.S. dollar exchange rate.

© 2015 Corning Incorporated. All Rights Reserved.

Specialty Materials
The following tables provide net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$272	$44	$544	$82

Constant-yen (1)		(2)		(3)
Foreign currency hedges related to translated earnings (2)				5
Restructuring, impairment and other charges (6)		2		6
Core performance	$272	$44	$544	$90

	Three months ended June 30, 2014		Six months ended June 30, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$298	$39	$559	$70

Constant-yen (1)*				(1)
Foreign currency hedges related to translated earnings (2)		3		6
Acquisition-related costs (3)				(1)
Restructuring, impairment and other charges (6)		3		3
Core performance	$298	$45	$559	$77
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

As Reported
Net sales for the three and six months ended June 30, 2015 in this segment decreased by $26 million, or 9%, and $15 million, or 3%, respectively, when compared to the same periods in 2014.  The decrease in the second quarter was due primarily to a decline in sales of advanced optics products, which was down $16 million due to a downturn in the semiconductor industry.  Sales in the six months ended June 30, 2015 declined due to a decline in advanced optics sales of $26 million, partially offset by an increase in Corning Gorilla Glass sales, led by handheld touch devices.  Movements in the euro foreign exchange rate negatively impacted net sales in the Specialty Materials segment in the amount of $4 million and $8 million in the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.

When compared to the same periods last year, the increase in net income of $5 million, or 13%, and $12 million, or 17%, in the three and six months ended June 30, 2015, respectively, was driven by manufacturing efficiencies and lower operating expenses gained through cost reductions, offset somewhat by price declines and the decrease in sales of advanced optics products.  Movements in foreign exchange rates did not significantly impact net income of this segment in the second quarter and first half of 2015 when compared to the same periods in 2014.

© 2015 Corning Incorporated. All Rights Reserved.

Core Performance
When compared to the same periods last year, core earnings remained relatively consistent in the second quarter of 2015 and increased by $13 million, or 17%, in the six months ended June 30, 2015.  Core earnings were driven by manufacturing efficiencies and lower operating expenses gained through cost reductions, offset somewhat by price declines and the decrease in sales of advanced optics products.  Movements in foreign exchange rates did not significantly impact core earnings of this segment in the second quarter and first half of 2015 when compared to the same periods in 2014.

For the three months ended June 30, 2015, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 53% of total segment sales when combined.  For the six months ended June 30, 2015, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment net sales, accounted for 56% of total segment sales when combined.

Outlook:
Gorilla Glass volume is expected to be up by a high single-digit percent sequentially, and consistent with last year’s exceptionally strong third-quarter performance. The company continues to see strong adoption of its new Gorilla Glass 4 product and also announced its first smartphone customer for Antimicrobial Corning® Gorilla® Glass. On a year-over-year basis, third-quarter sales in the Specialty Materials segment are expected to be down in the upper single-digit percent range, driven by the cyclical slowdown in the semiconductor industry.

Life Sciences
The following tables provide net sales and net income for the Life Sciences segment and reconcile the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$211	$18	$408	$34
Acquisition-related costs (3)		3		6
Core performance	$211	$21	$408	$40

	Three months ended June 30, 2014		Six months ended June 30, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$223	$18	$433	$35
Acquisition-related costs (3)		4		8
Core performance	$223	$22	$433	$43
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three and six months ended June 30, 2015 decreased by $12 million, or 5%, and $25 million, or 6% when compared to the same period last year, due to the negative impact of the strengthening of the U.S. dollar versus foreign currencies, which negatively impacted net sales by $12 million and $23 million, respectively.

© 2015 Corning Incorporated. All Rights Reserved.

In the second quarter and first half of 2015, net income in the Life Sciences segment was relatively consistent when compared to the same periods last year, with the negative impact from movements in foreign exchange rates offsetting improvements in manufacturing efficiency and lower acquisition-related costs.  Movements in the euro exchange rate versus the U.S. dollar negatively impacted net income in the Life Sciences segment in the amount of $3 million and $7 million in the three and six months ended June 30, 2015 when compared to the same periods in 2014.

Core Performance
In the second quarter and first half of 2015, core earnings in the Life Sciences segment declined slightly when compared to the same periods last year, with the negative impact from movements in foreign exchange rates offsetting improvements in manufacturing efficiency.

For the three months ended June 30, 2015, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 48% of net sales when combined.  For the six months ended June 30, 2015, two customers of the Life Sciences segment, which individually accounted for more than 10% of net sales, accounted for 46% of net sales when combined.

Outlook:
Sales in the Life Sciences segment is expected to be down slightly in the third quarter from the prior year, driven by the impact of changes in the euro-U.S. dollar exchange rate.

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

The following table provides net sales and other data for All Other (in millions):
	Three months ended June 30,		Six months ended June 30,
As Reported	2015	2014	2015	2014

Net sales	$11	$3	$20	$24
Research, development and engineering expenses	$44	$48	$89	$76
Equity earnings of affiliated companies	$6	$7	$8	$9
Net loss	$(45)	$(59)	$(93)	$(99)

The increase in net sales of this segment in the three months ended June 30, 2015 reflects an increase in sales in our emerging businesses, including our emerging innovations and advanced glass innovations groups.  The decrease in the net loss of this segment reflects the increase in net income associated with the higher sales in our emerging businesses, coupled with an increase in net income for Corning Precision Materials’ non-LCD products.

The decrease in net sales of this segment in the six months ended June 30, 2015 reflects the absence of sales resulting from the sale of a small consolidated business at the end of the first quarter of 2014, offset somewhat by an increase in sales in our emerging businesses.  The decrease in the net loss of this segment was driven by an increase in net income for Corning Precision Materials’ non-LCD products.

© 2015 Corning Incorporated. All Rights Reserved.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
The following items impacted Corning’s financing and capital structure in the three months ended June 30, 2015 and 2014:

2015
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  The net proceeds of $745 million will be used for general corporate purposes.  We can redeem these debentures at any time, subject to certain stipulations.

2014
At June 30, 2014, Corning had $416 million in outstanding commercial paper as part of the Company’s commercial paper program.  The estimated fair value of this commercial paper approximated its carrying value due to the short-term maturities.

Share Repurchase Program
On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion worth of shares of common stock between the date of announcement and December 31, 2016.  During the three and six months ended June 30, 2015, we repurchased 29.4 million and 50.5 million shares of common stock for $626 million and $1,128 million, respectively, as part of this program.

On July 15, 2015, Corning’s Board of Directions authorized a new $2 billion share repurchase program.  This program expires on December 31, 2016.

Capital Spending
Capital spending totaled $641 million and $478 million for the six months ended June 30, 2015 and 2014, respectively.  Spending in the first six months of 2015 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2015 capital spending to be approximately $1.3 billion to $1.4 billion.

Cash Flow
Summary of cash flow data (in millions):
	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$1,148	$2,480
Net cash used in investing activities	$(623)	$(583)
Net cash used in financing activities	$(609)	$(1,489)

Net cash provided by operating activities decreased significantly in the six months ended June 30, 2015, when compared to the same period last year, due to the absence of a special one-time dividend of approximately $1.6 billion received from Samsung Corning Precision Materials in the first quarter of 2014, offset somewhat by higher net income and the adjustment to net income related to the negative impact of the movement of foreign exchange rates.

Net cash used in investing activities was higher in the six months ended June 30, 2015, when compared to the same period last year, due to higher capital spending and several acquisitions that were completed in the first quarter of 2015, offset by net liquidations of short term investments and an increase in realized gains on our foreign currency hedges related to translated earnings.

© 2015 Corning Incorporated. All Rights Reserved.

Net cash used in financing activities in the six months ended June 30, 2015 decreased when compared to the same period last year, driven by the issuance of debt and a decline in the amount of share repurchases, somewhat offset by the absence of cash received from the issuance of preferred stock and commercial paper in the first quarter of 2014.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of June 30, 2015	As of December 31, 2014

Working capital	$7,846	$7,914
Current ratio	4.9:1	4.4:1
Trade accounts receivable, net of allowances	$1,545	$1,501
Days sales outstanding	59	56
Inventories	$1,385	$1,322
Inventory turns	4.1	4.2
Days payable outstanding (1)	41	41
Long-term debt	$3,910	$3,227
Total debt to total capital	16.0%	13.1%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2014 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	A-	Stable
December 16, 2013

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the second quarter of 2015 with approximately $5.5 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  Although approximately 58% of the consolidated amount was held outside of the U.S. at June 30, 2015, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

© 2015 Corning Incorporated. All Rights Reserved.

From time to time, Corning may issue debt, the proceeds of which may be used for general corporate purposes.  Additionally, to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In the first quarter of 2015, the interest rate swaps that were entered into in the fourth quarter of 2014 to hedge future interest payments from an anticipated debt issuance were settled prior to the issuance of the anticipated debt.  Because the Company continued to anticipate that the debt issuance would occur, it entered into two interest rate swap agreements in the first quarter of 2015 to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated issuance.  The instruments were designated as cash flow hedges, and were settled on May 5, 2015.  Concurrent with the settlement of the interest rate swap agreements, Corning issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes vary, but may not exceed 390 days from the date of issue.  The interest rates vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s revolving credit facility is available to support obligations under the commercial paper program, if needed.  At June 30, 2015, we did not have any outstanding commercial paper under this program.

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

Corning also has access to a $2.0 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The maximum allowable leverage ratio, which measures debt to total capital, is 50%.  At June 30, 2015, our leverage using this measure was 16.0% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of June 30, 2015, we were in compliance with all such provisions.

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

© 2015 Corning Incorporated. All Rights Reserved.

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2014 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2014 Form 10-K and remain unchanged through the first six months of 2015.  For certain items, additional details are provided below.

Impairment of Assets Held for Use
We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified.  We review our long-lived assets in each quarter in which impairment indicators are present.  We must exercise judgment in assessing whether an event of impairment has occurred.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium.  These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process and have a very long useful life.  Precious metals are reviewed for impairment as part of our assessment of long-lived assets.  This review considers all of the Company’s precious metals that are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity.  Precious metals are only acquired to support our operations and are not held for trading or other purposes.

At June 30, 2015 and December 31, 2014, the carrying value of precious metals was higher than the fair market value by $570 million and $222 million, respectively.  These precious metals are utilized by the Display and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, Revenue from Contracts with Customers.  We can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  We are currently assessing the adoption date and the potential impact of adopting this ASU on our financial statements and related disclosures.

© 2015 Corning Incorporated. All Rights Reserved.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2015 and December 31, 2014, Corning had accrued approximately $41 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2015 Corning Incorporated. All Rights Reserved.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (“SEC”) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “forecasts,” “likely” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

•	global business, financial, economic and political conditions;
•	tariffs and import duties;
•	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, euro, Chinese renminbi and Korean won;
•	product demand and industry capacity;
•	competitive products and pricing;
•	availability and costs of critical components and materials;
•	new product development and commercialization;
•	order activity and demand from major customers;
•	fluctuations in capital spending by customers;
•	possible disruption to operations due to terrorist activity, cyber attack, armed conflict, political or financial instability, natural disasters or major health concerns;
•	unanticipated disruption to equipment, facilities or operations;
•	facility expansions and new plant start-up costs;
•	effect of regulatory and legal developments;
•	ability to pace capital spending to anticipated levels of customer demand;
•	credit rating and ability to obtain financing and capital on commercially reasonable terms;
•	adequacy and availability of insurance;
•	financial risk management;
•	acquisition and divestiture activities;
•	rate of technology change;
•	level of excess or obsolete inventory;
•	ability to enforce patents and protect intellectual property and trade secrets;
•	adverse litigation;
•	product and components performance issues;
•	retention of key personnel;
•	stock price fluctuations;
•	trends for the continued growth of the Company’s businesses;
•	the ability of research and development projects to produce revenues in future periods;
•	a downturn in demand or decline in growth rates for LCD glass substrates;
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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2015, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2015 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Dow Corning Corporation. See our 2014 Form 10-K, Part I, Item 3.

Pittsburgh Corning Corporation and Other Asbestos Litigation.  See our 2014 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of June 30, 2015, see Part I, Item 1, Financial Statements, Note 2 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation.  See our 2014 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of June 30, 2015, see Part I, Item 1, Financial Statements, Note 2 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Chinese Anti-Dumping Investigation Involving Optical Fiber Preforms Produced in the United States.  See our 2014 Form 10-K, Part I, Item 3.  In May 2015, the Chinese Ministry of Commerce (“MOFCOM”) announced its preliminary and fact determinations that included a dumping margin of 39% against Corning.  Corning filed responses to each determination, requested on-site verification, and a hearing before MOFCOM.  On July 23, 2015 MOFCOM announced its Final Determination that included a dumping margin of 41.79% against Corning.  The company is evaluating its options to appeal MOFCOM’s decision.

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

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the second quarter of 2015:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
April 1-30, 2015	8,085,603	$22.23	8,028,243	$819,549,949
May 1-31, 2015	10,369,564	$21.25	10,339,637	$599,834,934
June 1-30, 2015	11,027,167	$20.71	11,026,255	$371,526,249
Total	29,482,334	$21.31	29,394,135	$371,526,249

(1)
This column reflects the following transactions during the second quarter of 2015:  (i) the deemed surrender to us of 25,610 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 62,589 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 29,394,135 shares of common stock in conjunction with the repurchase program announced on December 3, 2014.

(2)	On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion worth of shares of common stock between the date of announcement and December 31, 2016.

(3)	On July 15, 2015, Corning’s Board of Directors authorized the repurchase of up to $2 billion worth of shares of common stock between the date of announcement and December 31, 2016.

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

10.1
Form of Officer Severance Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Martin J. Curran; Eric S. Musser; Christine M. Pambianchi; and R. Tony Tripeny.

10.2
Form of Officer Change in Control Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Martin J. Curran; Eric S. Musser; Christine M. Pambianchi; and R. Tony Tripeny.

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

Corning Incorporated
(Registrant)

July 30, 2015	/s/ JAMES B. FLAWS
Date	James B. Flaws
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

July 30, 2015	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

© 2015 Corning Incorporated. All Rights Reserved.