Form 10-Q
period 2015-09-30
CORNING INC /NY
filed 2015-10-27
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 16, 2015
Corning’s Common Stock, $0.50 par value per share	1,182,984,475 shares

© 2015 Corning Incorporated. All Rights Reserved.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net sales	$2,272	$2,540	$6,880	$7,311
Cost of sales	1,380	1,451	4,084	4,255

Gross margin	892	1,089	2,796	3,056

Operating expenses:
Selling, general and administrative expenses	307	261	960	980
Research, development and engineering expenses	181	199	561	605
Amortization of purchased intangibles	12	9	40	25
Restructuring, impairment and other charges				51

Operating income	392	620	1,235	1,395

Equity in earnings of affiliated companies	39	95	195	243
Interest income	6	5	16	21
Interest expense	(38)	(31)	(101)	(91)
Transaction-related gain, net				74
Foreign currency hedge (loss) gain, net	(154)	765	52	622
Other expense, net	(27)	(45)	(80)	(33)

Income before income taxes	218	1,409	1,317	2,231
Provision for income taxes (Note 4)	(6)	(395)	(202)	(747)

Net income attributable to Corning Incorporated	$212	$1,014	$1,115	$1,484

Earnings per common share attributable to Corning Incorporated:
Basic (Note 5)	$0.16	$0.77	$0.84	$1.08
Diluted (Note 5)	$0.15	$0.72	$0.82	$1.03

Dividends declared per common share (1)	$0.12	$0.10	$0.24	$0.30

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,

	2015	2014	2015	2014

Net income attributable to Corning Incorporated	$212	$1,014	$1,115	$1,484

Foreign currency translation adjustments and other	(181)	(676)	(477)	(539)
Net unrealized (losses) gains on investments		(3)	1	1
Unamortized gains and prior service credits for postretirement benefit plans	6		12	3
Net unrealized (losses) gains on designated hedges	(37)	5	(32)	2
Other comprehensive loss, net of tax (Note 14)	(212)	(674)	(496)	(533)

Comprehensive income attributable to Corning Incorporated	$0	$340	$619	$951

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$4,440	$5,309
Short-term investments, at fair value (Note 6)	573	759
Total cash, cash equivalents and short-term investments	5,013	6,068
Trade accounts receivable, net of doubtful accounts and allowances - $48 and $47	1,479	1,501
Inventories, net of inventory reserves - $130 and $127 (Note 7)	1,374	1,322
Deferred income taxes (Note 4)	315	248
Other current assets	1,072	1,099
Total current assets	9,253	10,238

Investments (Note 8)	1,826	1,801
Property, plant and equipment, net of accumulated depreciation - $9,027 and $8,332	12,549	12,766
Goodwill, net (Note 10)	1,330	1,150
Other intangible assets, net (Note 10)	678	497
Deferred income taxes (Note 4)	1,711	1,889
Other assets	1,551	1,722

Total Assets	$28,898	$30,063

Liabilities and Equity

Current liabilities:
Current portion of long-term debt (Note 3)	$101	$36
Accounts payable	909	997
Other accrued liabilities (Note 2)	956	1,291
Total current liabilities	1,966	2,324

Long-term debt (Note 3)	3,915	3,227
Postretirement benefits other than pensions (Note 11)	782	814
Other liabilities (Note 2)	2,165	2,046
Total liabilities	8,828	8,411

Commitments and contingencies (Note 2)
Shareholders’ equity (Note 14):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,680 million and 1,672 million	840	836
Additional paid-in capital – common stock	13,590	13,456
Retained earnings	13,769	13,021
Treasury stock, at cost; Shares held: 496 million and 398 million	(8,699)	(6,727)
Accumulated other comprehensive loss	(1,803)	(1,307)
Total Corning Incorporated shareholders’ equity	19,997	21,579
Noncontrolling interests	73	73
Total equity	20,070	21,652

Total Liabilities and Equity	$28,898	$30,063

The accompanying notes are an integral part of these consolidated financial statements.

© 2015 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$1,115	$1,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	842	877
Amortization of purchased intangibles	40	25
Restructuring, impairment and other charges		51
Stock compensation charges	36	47
Equity in earnings of affiliated companies	(195)	(243)
Dividends received from affiliated companies	143	1,673
Deferred tax expense provision	187	414
Restructuring payments	(38)	(30)
Employee benefit payments less than (in excess) of expense	5	(5)
Gains on foreign currency hedges related to translated earnings	(42)	(600)
Unrealized translation losses on transactions	303	239
Contingent consideration for fair value adjustment		(77)
Changes in certain working capital items:
Trade accounts receivable	52	(63)
Inventories	(60)	27
Other current assets	(204)	17
Accounts payable and other current liabilities	(294)	(339)
Other, net	(45)	100
Net cash provided by operating activities	1,845	3,597

Cash Flows from Investing Activities:
Capital expenditures	(939)	(740)
Acquisitions of business, net of cash (paid) received	(531)	66
Investment in unconsolidated entities	(33)	(109)
Proceeds from loan repayments from unconsolidated entities	6	15
Short-term investments – acquisitions	(859)	(1,170)
Short-term investments – liquidations	1,046	954
Realized gains on foreign currency hedges related to translated earnings	489	226
Other, net	(1)	5
Net cash used in investing activities	(822)	(753)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(50)
Principal payments under capital lease obligations	(1)	(1)
Proceeds from issuance of short-term debt	2	22
Proceeds from issuance of long-term debt	745
Proceeds from issuance of commercial paper		424
Proceeds from issuance of preferred stock (1)		400
Payments from settlement of interest rate swap arrangements	(10)
Proceeds from the exercise of stock options	99	98
Repurchases of common stock for treasury	(1,905)	(2,300)
Dividends paid	(519)	(439)
Net cash used in financing activities	(1,589)	(1,846)
Effect of exchange rates on cash	(303)	(349)
Net (decrease) increase in cash and cash equivalents	(869)	649
Cash and cash equivalents at beginning of period	5,309	4,704

Cash and cash equivalents at end of period	$4,440	$5,353

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), deferring the effective date of ASU 2014-09 by one year.  We can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  We are currently assessing the adoption date and potential impact of adopting ASU 2014-09 on our financial statements and related disclosures.

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

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,300 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case.  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos cases (the “stay”).  The stay remains in place as of the date of this filing.  Under the Bankruptcy Court’s order confirming the Amended PCC Plan, the stay will remain in place until the Amended PCC Plan is finally affirmed by the District Court and the Third Circuit Court of Appeals.  These non-PCC asbestos cases have been covered by insurance without material impact to Corning to date.  As of September 30, 2015, Corning had received for these cases approximately $19 million in insurance payments related to those claims.  If and when the Bankruptcy Court’s confirmation of the Amended PCC Plan is finally affirmed, these non-PCC asbestos claims would be allowed to proceed against Corning.  In prior periods, Corning recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos cases.

© 2015 Corning Incorporated. All Rights Reserved.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $687 million at September 30, 2015, compared with an estimate of liability of $681 million at December 31, 2014.  The $687 million liability is comprised of $247 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos litigation, all referenced in the preceding paragraphs.  With respect to the PCE liability, at September 30, 2015 and December 31, 2014, the fair value of $247 million and $241 million of our interest in PCE significantly exceeded its carrying value of $155 million and $162 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the injunction issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  The entire obligation is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective and the PCE portion of the obligation will be fulfilled through the direct contribution of Corning’s investment in PCE (currently recorded as a non-current other equity method investment).

Non-PCC Asbestos Cases Insurance Litigation

Several of Corning’s insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies affecting the non-PCC asbestos cases, including rights that may be affected by the potential resolutions described above.  Corning has resolved these issues with a majority of its relevant insurers, and is vigorously contesting these cases with the remaining relevant insurers.  Management is unable to predict the outcome of the litigation with these remaining insurers.

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

As of September 30, 2015 and December 31, 2014, contingent guarantees totaled a notional value of $179 million and $150 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $313 million and $287 million, at September 30, 2015 and December 31, 2014, respectively.

Product warranty liability accruals were considered insignificant at September 30, 2015 and December 31, 2014.

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

© 2015 Corning Incorporated. All Rights Reserved.

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2015 and December 31, 2014, Corning had accrued approximately $38 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At September 30, 2015, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

3.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $4.2 billion at September 30, 2015 and $3.6 billion at December 31, 2014, compared to recorded book values of $3.9 billion at September 30, 2015 and $3.2 billion at December 31, 2014.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Debt Issuances

2015
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  The net proceeds of $745 million will be used for general corporate purposes.  We can redeem these debentures at any time, subject to certain stipulations.

2014
In the third quarter of 2014, we amended and restated our existing revolving credit facility.  The amended facility provides a $2 billion unsecured multi-currency line of credit and expires on September 30, 2019.  At September 30, 2015, there were no outstanding amounts on this credit facility.  The facility includes affirmative and negative covenants that Corning must comply with, including a leverage (debt to capital ratio) financial covenant.  As of September 30, 2015, we were in compliance with all of the covenants.

4.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Provision for income taxes	$(6)	$(395)	$(202)	$(747)
Effective tax rate	2.8%	28.0%	15.3%	33.5%

© 2015 Corning Incorporated. All Rights Reserved.

For the three and nine months ended September 30, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax.

For the three and nine months ended September 30, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset by discrete tax charges of:  1) $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries for the nine months ended September 30, 2014; and 2) $163 million attributable to a change in judgment on the realizability of certain foreign deferred tax assets for the nine months ended September 30, 2014.

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

© 2015 Corning Incorporated. All Rights Reserved.

5.      Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to Corning Incorporated	$212	$1,014	$1,115	$1,484
Less: Series A convertible preferred stock dividend	24	24	73	70
Net income available to common stockholders - basic	188	990	1,042	1,414
Plus: Series A convertible preferred stock dividend (1)		24	73	70
Net income available to common stockholders - diluted	$188	$1,014	$1,115	$1,484

Weighted-average common shares outstanding - basic	1,210	1,284	1,241	1,315
Effect of dilutive securities:
Stock options and other dilutive securities	8	12	10	12
Series A convertible preferred stock (1)		115	115	109
Weighted-average common shares outstanding - diluted	1,218	1,411	1,366	1,436
Basic earnings per common share	$0.16	$0.77	$0.84	$1.08
Diluted earnings per common share	$0.15	$0.72	$0.82	$1.03

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock (1)	115
Employee stock options and awards	29	23	22	24
Accelerated share repurchase forward contract				4
Total	144	23	22	28
(1)	In the three months ended September 30, 2015, the Series A convertible preferred stock was anti-dilutive and therefore excluded from the calculation of diluted earnings per share.

6.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Bonds, notes and other securities:
U.S. government and agencies	$573	$759	$573	$759
Total short-term investments	$573	$759	$573	$759
Asset-backed securities	$39	$42	$35	$38
Total long-term investments	$39	$42	$35	$38

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

© 2015 Corning Incorporated. All Rights Reserved.

The following table summarizes the contractual maturities of available-for-sale securities at September 30, 2015 (in millions):
Less than one year	$545
Due in 1-5 years	28
Due in 5-10 years
Due after 10 years (1)	35
Total	$608

(1)	Includes $35 million of asset-based securities that mature over time and are being reported at their final maturity dates.

For the nine months ended September 30, 2015 and 2014, proceeds from sales and maturities of short-term investments each totaled approximately $1.0 billion.

7.      Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):
	September 30, 2015	December 31, 2014
Finished goods	$583	$486
Work in process	257	255
Raw materials and accessories	246	302
Supplies and packing materials	288	279
Total inventories, net of inventory reserves	$1,374	$1,322

8.      Investments

Dow Corning Corporation (“Dow Corning”)

Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Statement of Operations:
Net sales	$1,389	$1,520	$4,177	$4,545
Gross profit (1)	$336	$351	$1,058	$1,071
Net income attributable to Dow Corning	$72	$176	$370	$476
Corning’s equity in earnings of Dow Corning	$36	$88	$185	$234

(1)	Gross profit for the three and nine months ended September 30, 2015 includes research and development costs of $54 million and $179 million (2014: $70 million and $207 million).

Dow Corning’s net income in the three and nine months ended September 30, 2015 includes a pre-tax loss of $56 million and $98 million, respectively, on a derivative instrument.  Additionally, in the first quarter of 2015, Dow Corning recorded a pre-tax gain of $178 million on the settlement of long-term sales agreements.

Dow Corning’s net income in the three and nine months ended September 30, 2014 includes a pre-tax (loss) gain of $(24) million and $90 million, respectively, on a derivative instrument.  Additionally, for the three months ended September 30, 2014 Dow Corning’s net income includes a foreign tax credit of $82 million.

© 2015 Corning Incorporated. All Rights Reserved.

9.      Acquisitions

Corning completed four acquisitions during the first quarter of 2015.  During the period ending September 30, 2015, minor adjustments were made to the preliminary allocation of the total purchase consideration related to working capital adjustments and true-up of the fair value of assets acquired for the four acquisitions.  Corning has not completed its accounting for the acquisitions; therefore, amounts are subject to change.  A summary of the preliminary allocation of the total purchase consideration for the four acquisitions is as follows (in millions):
Cash and cash equivalents	$2
Trade receivables	49
Inventory	28
Property, plant and equipment	37
Other intangible assets	242
Other current and non-current assets	22
Current and non-current liabilities	(59)
Total identified net assets	321
Purchase consideration	(534)
Goodwill (1)	$213

(1)	The goodwill was allocated to the Optical Communications segment.

The total consideration related to the acquisitions primarily consisted of cash and, in two of the acquisitions, contingent consideration.  The contingent consideration arrangements may require additional amounts to be paid in 2016 and 2017 based on projections of future revenues.  The combined potential additional consideration is capped at $28 million.  The total fair value of the contingent consideration for the two acquisitions was fair valued at $13 million as of the acquisition date and $10 million as of September 30, 2015.  The change in fair value of contingent consideration of $3 million was recorded as an adjustment to selling, general and administrative expenses.

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

Acquisition-related costs of $9 million included in selling, general and administrative expense in the Consolidated Statements of Income for the nine months ended September 30, 2015 included costs for legal, accounting, valuation and other professional services.  The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Corning’s financial results.

© 2015 Corning Incorporated. All Rights Reserved.

10.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended September 30, 2015 and December 31, 2014 is as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	Total

Balance at December 31, 2014	$238	$134	$198	$580	$1,150
Acquired goodwill (1)	220				220
Measurement period adjustments	(7)				(7)
Foreign currency translation adjustment	(10)	(7)	(3)	(13)	(33)
Balance at September 30, 2015	$441	$127	$195	$567	$1,330

(1)
The Company completed several acquisitions in the Optical Communications segment during the first quarter of 2015.  Refer to Note 9 (Acquisitions) to the Consolidated Financial Statements for additional information on these acquisitions.

Corning’s gross goodwill balances for the periods ended September 30, 2015 and December 31, 2014 were $7.8 billion and $7.6 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended September 30, 2015 and December 31, 2014, and were generated entirely through goodwill impairments related to the Optical Communications segment recorded primarily in 2001.

Other intangible assets are as follows (in millions):
	September 30, 2015			December 31, 2014
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$353	$159	$194	$302	$149	$153
Customer lists and other	579	95	484	411	67	344
Total	$932	$254	$678	$713	$216	$497

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first nine months of 2015, primarily due to acquisitions of $242 million in other intangible assets offset by amortization of $40 million and foreign currency translation adjustments of $20 million.

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

© 2015 Corning Incorporated. All Rights Reserved.

11.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014

Service cost	$22	$30	$67	$62	$3	$4	$10	$9
Interest cost	36	42	109	118	8	10	24	28
Expected return on plan assets	(44)	(45)	(133)	(131)
Amortization of net loss					1		3
Amortization of prior service cost (credit)	2	1	5	4	(2)	(3)	(5)	(5)
Recognition of actuarial loss			8
Total pension and postretirement benefit expense	$16	$28	$56	$53	$10	$11	$32	$32

12.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for the foreign currency hedges related to translated earnings of $12.7 billion at September 30, 2015 (at December 31, 2014: $12.1 billion), including zero-cost collars of $5.7 billion (at December 31, 2014: $2.3 billion) and average rate forwards of $7.0 billion (at December 31, 2014: $9.8 billion).  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, either the put or the call option can be exercised at maturity.  As of September 30, 2015, the total net notional value of the zero-cost collars was $3.0 billion (at December 31, 2014: $1.2 billion).

© 2015 Corning Incorporated. All Rights Reserved.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for September 30, 2015 and December 31, 2014 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	Sept. 30, 2015	Dec. 31, 2014		Sept. 30, 2015	Dec. 31, 2014		Sept. 30, 2015	Dec. 31, 2014

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 803	$ 487	Other current assets	$ 7	$ 22	Other accrued liabilities	$ (10)	$ (6)
			Other assets	1		Other liabilities	(28)

Interest rate contracts	550	1,300	Other assets	2	1	Other liabilities		(15)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	592	1,285	Other current assets	2	17	Other accrued liabilities	(5)	(5)

Foreign currency hedges related to translated earnings	12,678	12,126	Other current assets	540	649	Other accrued liabilities	(59)	(33)
			Other assets	605	846	Other liabilities	(72)

Total derivatives	$14,623	$15,198		$1,157	$1,535		$(174)	$(59)

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended September 30, 2015 and 2014 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the three months ended September 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2015	2014		2015	2014

Interest rate hedges			Sales	$4	$1
Foreign exchange contracts	$(58)	$11	Cost of sales	1	2

Total cash flow hedges	$(58)	$11		$5	$3

(1)	The amount of hedge ineffectiveness at September 30, 2015 and 2014 was insignificant.

© 2015 Corning Incorporated. All Rights Reserved.

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the nine months ended September 30, 2015 and 2014 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the nine months ended September 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain reclassified from accumulated OCI into income (effective) (1)
	2015	2014		2015	2014

Interest rate hedges	$ (7)		Sales	$14	$1
Foreign exchange contracts	(24)	$6	Cost of sales	7	2

Total cash flow hedges	$(31)	$6		$21	$3

(1)	The amount of hedge ineffectiveness at September 30, 2015 and 2014 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014

Foreign exchange contracts – balance sheet	Foreign currency hedge gain (loss), net	$(6)	$21	$7	$16
Foreign exchange contracts – loans	Foreign currency hedge gain (loss), net	1	5	3	6
Foreign currency hedges related to translated earnings	Foreign currency hedge gain (loss), net	(149)	739	42	600

Total undesignated		$(154)	$765	$52	$622

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

© 2015 Corning Incorporated. All Rights Reserved.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$573	$513	$60
Other current assets (1)	$549		$549
Non-current assets:
Other assets (1)(2)	$1,088		$643	$445

Current liabilities:
Other accrued liabilities (1)	$74		$74
Non-current liabilities:
Other liabilities (1)(3)	$110		$100	$10

(1)
Derivative assets and liabilities include foreign exchange forward and zero-cost collar contracts, and interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets which are measured by applying an option pricing model using projected future revenue.

(3)	Other liabilities include Level 3 contingent consideration payables which are measured by applying an option pricing model using projected future revenues.

		Fair value measurements at reporting date using
	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$759	$759
Other current assets (1)	$687		$687
Non-current assets:
Other assets (1)(2)	$1,330		$885	$445

Current liabilities:
Other accrued liabilities (1)	$44		$44
Non-current liabilities:
Other liabilities (1)	$15		$15

(1)
Derivative assets and liabilities include foreign exchange forward and zero-cost collar contracts, and interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets which are measured by applying an option pricing model using projected future revenue.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of September 30, 2015 and December 31, 2014, the fair value of the potential receipt of the contingent consideration in 2018 was $445 million and $445 million, respectively.

© 2015 Corning Incorporated. All Rights Reserved.

As a result of the acquisitions of iBwave Solutions Inc. and the fiber-optics business of Samsung Electronics Co., Ltd., the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  As of September 30, 2015, the fair value of the contingent consideration payable is $10 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the nine months ended September 30, 2015.

14.      Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 2,300 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of September 30, 2015, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

During the three and nine months ended September 30, 2015, we repurchased 46.5 million and 97.0 million shares of common stock for $827 million and $1,955 million, respectively, as part of a $1.5 billion share repurchase program announced on December 3, 2014 and as part of a $2 billion share repurchase program announced on July 15, 2015.  The program announced on December 3, 2014 was completed in the third quarter of 2015.

Accumulated Other Comprehensive Income

In the three and nine months ended September 30, 2015 and 2014, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation component.

A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$(877)	$629	$(581)	$492
Other comprehensive loss	(163)	(600)	(399)	(313)
Equity method affiliates	(18)	(76)	(78)	(226)
Net current-period other comprehensive loss	(181)	(676)	(477)	(539)
Ending balance	$(1,058)	$(47)	$(1,058)	$(47)

In the first quarter of 2014, a $136 million cumulative foreign currency translation gain was released to income as a result of the step acquisition of Corning Precision Materials and included in the gain on previously held equity investment.

There were no material tax effects related to foreign currency translation gains and losses.

© 2015 Corning Incorporated. All Rights Reserved.

15.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $11 million and $19 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $36 million and $47 million for the nine months ended September 30, 2015 and 2014, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the nine months ended September 30, 2015:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2014	48,724	$18.94
Granted	1,578	21.48
Exercised	(6,080)	16.31
Forfeited and Expired	(247)	18.83
Options Outstanding as of September 30, 2015	43,975	19.40	4.10	$67,066
Options Expected to Vest as of September 30, 2015	43,923	19.40	4.09	67,027
Options Exercisable as of September 30, 2015	36,470	19.84	3.26	54,856

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2015, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of September 30, 2015, there was approximately $9 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to stock options was approximately $2 million and $9 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $13 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively.

© 2015 Corning Incorporated. All Rights Reserved.

Proceeds received from the exercise of stock options were $99 million and $98 million for the nine months ended September 30, 2015 and 2014, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the nine months ended September 30, 2015 and 2014 was approximately $46 million and $60 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the three and nine months ended September 30, 2015.  There was an immaterial amount of income tax benefits realized from share-based compensation for the three and nine months ended September 30, 2014 due to net credit carryforwards available to the Company.  Refer to Note 4 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our stock option plans:
	Three months ended September 30,						Nine months ended September 30,
	2015			2014			2015			2014
Expected volatility	44.2	-	44.2%	45.7	-	45.7%	44.2	-	44.9%	45.7	-	46.2%
Weighted-average volatility	44.2	-	44.2%	45.7	-	45.7%	44.2	-	44.9%	45.7	-	46.2%
Expected dividends	2.67	-	2.67%	1.98	-	1.98%	1.92	-	2.67%	1.90	-	2.09%
Risk-free rate	2.0	-	2.0%	2.0	-	2.0%	1.9	-	2.0%	2.0	-	2.2%
Average risk-free rate	2.0	-	2.0%	2.0	-	2.0%	1.9	-	2.0%	2.0	-	2.2%
Expected term (in years)	7.2	-	7.2	7.2	-	7.2	7.2	-	7.2	7.2	-	7.2
Pre-vesting departure rate	0.6	-	0.6%	0.5	-	0.5%	0.6	-	0.6%	0.5	-	0.5%

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

© 2015 Corning Incorporated. All Rights Reserved.

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2014, and changes which occurred during the nine months ended September 30, 2015:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2014	5,737	$15.43
Granted	1,525	22.14
Vested	(1,836)	13.94
Forfeited	(59)	21.21
Non-vested shares and share units at September 30, 2015	5,367	$17.78

As of September 30, 2015, there was approximately $30 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $9 million and $10 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $23 million and $27 million for the nine months ended September 30, 2015 and 2014, respectively.

16.      Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates primarily for flat panel liquid crystal displays.
•	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to provide workflow solutions for scientific applications.

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

© 2015 Corning Incorporated. All Rights Reserved.

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2015
Net sales	$757	$747	$257	$288	$211	$12	$2,272
Depreciation (1)	$147	$41	$32	$29	$15	$9	$273
Amortization of purchased intangibles		$7			$5		$12
Research, development and engineering expenses (2)	$28	$33	$21	$27	$6	$34	$149
Restructuring, impairment and other charges				$2			$2
Equity in earnings of affiliated companies	$(3)					$4	$1
Income tax (provision) benefit	$(119)	$(34)	$(19)	$(23)	$(9)	$19	$(185)
Net income (loss) (3)	$255	$70	$38	$46	$18	$(38)	$389

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2014
Net sales	$1,009	$698	$282	$327	$214	$10	$2,540
Depreciation (1)	$166	$38	$29	$30	$15	$9	$287
Amortization of purchased intangibles		$3			$6		$9
Research, development and engineering expenses (2)	$31	$35	$23	$35	$6	$43	$173
Restructuring, impairment and other charges	$3					$(3)
Equity in earnings of affiliated companies	$(3)					$4	$1
Income tax (provision) benefit	$(136)	$(35)	$(28)	$(25)	$(9)	$21	$(212)
Net income (loss) (3)	$387	$68	$57	$43	$19	$(41)	$533

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Nine months ended September 30, 2015
Net sales	$2,354	$2,244	$799	$832	$619	$32	$6,880
Depreciation (1)	$455	$122	$93	$82	$45	$29	$826
Amortization of purchased intangibles		$24			$15		$39
Research, development and engineering expenses (2)	$78	$101	$67	$87	$17	$123	$473
Restructuring, impairment and other charges		$(1)		$5			$4
Equity in earnings of affiliated companies	$(8)					$12	$4
Income tax (provision) benefit	$(387)	$(100)	$(64)	$(66)	$(26)	$63	$(580)
Net income (loss) (3)	$852	$204	$132	$128	$52	$(131)	$1,237

© 2015 Corning Incorporated. All Rights Reserved.

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Nine months ended September 30, 2014
Net sales	$2,925	$1,977	$842	$886	$647	$34	$7,311
Depreciation (1)	$510	$111	$89	$86	$46	$21	$863
Amortization of purchased intangibles		$7			$18		$25
Research, development and engineering expenses (2)	$117	$106	$65	$102	$16	$119	$525
Restructuring, impairment and other charges	$42	$12				$(3)	$51
Equity in earnings of affiliated companies	$(16)		$2			$13	$(1)
Income tax (provision) benefit	$(453)	$(85)	$(72)	$(62)	$(26)	$59	$(639)
Net income (loss) (3)	$878	$156	$147	$113	$54	$(140)	$1,208

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income of reportable segments	$427	$574	$1,368	$1,348
Non-reportable segments	(38)	(41)	(131)	(140)
Unallocated amounts:
Net financing costs (1)	(31)	(27)	(80)	(86)
Stock-based compensation expense	(11)	(19)	(36)	(47)
Exploratory research	(32)	(24)	(86)	(75)
Corporate contributions	(13)	(19)	(37)	(35)
Equity in earnings of affiliated companies, net of impairments (2)	38	94	191	245
Asbestos settlement	9	(5)	6	(11)
Unrealized (loss) gain on foreign currency hedges related to translated earnings	(200)	431	(282)	282
Other corporate items (3)	63	50	202	3
Net income	$212	$1,014	$1,115	$1,484

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains associated with benefit plans.
(2)	Primarily represents the equity earnings of Dow Corning.
(3)	Other corporate items include the tax impact of the unallocated amounts, excluding foreign currency hedges related to translated earnings.

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2014 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2014 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of September 30, 2015.

Our MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Capital Resources and Liquidity
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW
Corning’s results in the three and nine months ended September 30, 2015 reflect the macro-economic headwinds facing our businesses in several regions of the world, as well as the negative impact of the strengthening of the U.S. dollar.  Net sales decreased by 11% and 6%, respectively, driven by declines in all of our segments except Optical Communications, and net income was down 79% and 25%, respectively, when compared to the same periods in 2014.

Net sales in the third quarter and first nine months of 2015 were $2,272 million and $6,880 million, respectively, a decrease of $268 million and $431 million when compared to the same periods in 2014.  Sales in our Optical Communications segment increased by $49 million, or 7%, and $267 million, or 14%, respectively, but were more than offset by declines in our other segments.  The increase in sales in the Optical Communications segment was mainly due to the impact of several acquisitions completed in 2015 and an increase in volume in North America in both carrier network and enterprise network products.  The decrease in sales of $252 million, or 25%, and $571 million, or 20%, respectively, in the Display Technologies segment was the most significant segment decline, and was driven by the depreciation of the Japanese yen versus the U.S. dollar and price declines in the low-teens in percentage terms.

© 2015 Corning Incorporated. All Rights Reserved.

In the third quarter of 2015, we generated net income of $212 million or $0.15 per share, compared to net income of $1,014 million or $0.72 per share for the same period in 2014.  The decrease in net income was primarily driven by the following items:

•	The decrease in unrealized gains from our foreign currency hedges related to translated earnings in the amount of $631 million;
•
A decrease of $132 million in the Display Technologies segment, driven by price declines in the low-teens in percentage terms and the impact of the change in the fair value of the contingent consideration resulting from the acquisition of Corning Precision Materials in the amount of $70 million; and

•	A decrease in equity earnings of $56 million.

The translation impact of fluctuations in foreign currency exchange rates negatively affected Corning’s consolidated net income in the three months ended September 30, 2015 in the amount of $88 million when compared to the same period in 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency hedges related to translated earnings of $59 million.

In the nine months ended September 30, 2015, we generated net income of $1,115 million or $0.82 per share, compared to net income of $1,484 million or $1.03 per share for the same period in 2014.  The decrease in net income was primarily due to the following items:

•	The decrease in the unrealized gains from our foreign currency hedges related to translated earnings in the amount of $564 million;
•	A decrease in equity earnings $48 million; and
•
A decrease of $26 million in the Display Technologies segment, driven by price declines in the low-teens in percentage terms and the impact of the change in the fair value of the contingent consideration resulting from the acquisition of Corning Precision Materials in the amount of $60 million.

The decrease in net income for the nine months ended September 30, 2015 was partially offset by the following items:

•	The absence of several tax-related items recorded in the first half of 2014 in the amount of $180 million, including the establishment of deferred tax valuation allowances in Japan and Germany;
•	The absence of the dividend withholding tax in the amount of $102 million on Corning’s share of the dividend from Samsung Corning Precision Materials distributed in the first quarter of 2014; and
•
An increase of $48 million in the Optical Communications segment, due to higher sales volume for both carrier network and enterprise network products, the favorable impact of several acquisitions completed this year and manufacturing efficiencies gained through cost reductions.

The translation impact of fluctuations in foreign currency exchange rates negatively affected Corning’s consolidated net income in the nine months ended September 30, 2015 in the amount of $262 million when compared to the same period in 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency translation hedges related to translated earnings of $183 million.

Protecting Financial Health
Our financial position remains strong, and we generated positive cash flow from operating activities.  Significant items in the first nine months of 2015 include the following:

•
Operating cash flow in the nine months ended September 30, 2015 was $1,845 million, a decrease of $1,752 million when compared to the same period in 2014.  Excluding the dividend received in the first quarter of 2014 from Samsung Corning Precision Materials of $1,574 million, cash flow from operations decreased by $178 million;

© 2015 Corning Incorporated. All Rights Reserved.

•
We ended the third quarter of 2015 with $5,013 million of cash, cash equivalents and short-term investments, a decrease from the balance at December 31, 2014 of $6,068 million, but well above our debt balance at September 30, 2015 of $4,016 million; and

•	Our debt to capital ratio increased from 13.1% reported at December 31, 2014 to 16.7% at September 30, 2015, driven by our share repurchase program and the debt issuance in the second quarter of 2015.

Investing In Our Future
Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  Our spending level for research, development and engineering remained consistent at 8% of sales in the first nine months of 2015 when compared to the first nine months of 2014.  We continue to maintain our innovation strategy focused on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  We continue to work on new products, including glass substrates for high performance displays and LCD applications, precision glass for advanced displays, emissions control products for cars, trucks, and off-road vehicles, products that accelerate drug discovery and manufacturing and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems.  We have focused our research, development and engineering spending to support the advancement of new product attributes for our Corning® Gorilla® Glass suite of products.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic technologies.

Capital spending totaled $939 million and $740 million for the nine months ended September 30, 2015 and 2014, respectively.  Spending in the first nine months of 2015 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2015 capital spending to be approximately $1.3 billion.  We expect that approximately $600 million will be directed toward our Display Technologies segment.

2015 Corporate Outlook
We will continue to focus on our strategy to grow our businesses through product innovations and acquisitions.  We remain confident that our strategy to grow through global innovation, while preserving our financial stability, will enable our continued long-term success.  We anticipate Corning will be negatively impacted in 2015 by the weakening global economy, particularly in China, and the impact of the strengthening of the U.S. dollar versus worldwide currencies.  When compared to 2014, we expect sales to decline in all of our segments except Optical Communications, which is benefiting from recent acquisitions.  While we expect our Display Technologies segment will be negatively impacted by the softness in the global television market, we are encouraged by longer-term industry trends, including moderate LCD glass price declines and consumer demand for larger flat panel displays.  And although we expect sales in the Specialty Materials segment to decline in 2015, we are encouraged by the strong industry acceptance of Corning® Gorilla® Glass 4, driven by consumer demand for handheld electronic devices, particularly new smartphone models.

© 2015 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14

Net sales	$2,272	$2,540	(11)%	$6,880	$7,311	(6)%

Gross margin	$892	$1,089	(18)%	$2,796	$3,056	(9)%
(gross margin %)	39%	43%		41%	42%

Selling, general and administrative expenses	$307	$261	18%	$960	$980	(2)%
(as a % of net sales)	14%	10%		14%	13%

Research, development and engineering expenses	$181	$199	(9)%	$561	$605	(7)%
(as a % of net sales)	8%	8%		8%	8%

Equity in earnings of affiliated companies	$39	$95	(59)%	$195	$243	(20)%
(as a % of net sales)	2%	4%		3%	3%

Transaction-related gain, net					$74	(100)%
(as a % of net sales)					1%

Foreign currency hedge (loss) gain, net	$(154)	$765	*	$52	$622	(92)%
(as a % of net sales)	(7)%	30%		1%	9%

Income before income taxes	$218	$1,409	(85)%	$1,317	$2,231	(41)%
(as a % of net sales)	10%	55%		19%	31%

Provision for income taxes	$(6)	$(395)	(98)%	$(202)	$(747)	(73)%
(as a % of net sales)	0%	(16)%		(3)%	(10)%

Net income attributable to Corning Incorporated	$212	$1,014	(79)%	$1,115	$1,484	(25)%
(as a % of net sales)	9%	40%		16%	20%

*	Percent change not meaningful.

© 2015 Corning Incorporated. All Rights Reserved.

Net Sales
The following table presents net sales by reportable segment (in millions):
	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Display Technologies	$757	$1,009	(25)%	$2,354	$2,925	(20)%
Optical Communications	747	698	7%	2,244	1,977	14%
Environmental Technologies	257	282	(9)%	799	842	(5)%
Specialty Materials	288	327	(12)%	832	886	(6)%
Life Sciences	211	214	(1)%	619	647	(4)%
All Other	12	10	20%	32	34	(6)%
Total net sales	$2,272	$2,540	11%	$6,880	$7,311	(6)%

For the three months ended September 30, 2015, net sales decreased by $268 million, or 11%, when compared to the same period in 2014.  The primary sales drivers by segment were as follows:

•
A decrease of $252 million in the Display Technologies segment, driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $134 million.  Volume increased in the low single-digits in percentage terms but was more than offset by price declines in the low-teens;

•
An increase of $49 million in the Optical Communications segment, driven by an increase of $29 million in sales of enterprise network products, due largely to the impact of a small acquisition completed in the first quarter of 2015 and an increase in data center product sales in North America, coupled with an increase of $20 million in carrier network products, driven by growth in fiber-to-the-home products in North America and the impact of two recent acquisitions, offset somewhat by a decline in sales of wireless products and fiber and cable products in Europe;

•
A decrease in Environmental Technologies segment net sales in the amount of $25 million.  Automotive light duty substrate sales declined by $4 million, driven by lower sales in China and the negative impact of movements in the euro exchange rate versus the U.S. dollar, partially offset by higher volume in North America and Europe.  Sales of diesel products declined $21 million, driven by lower sales of light duty diesel products in Europe and the impact of the weaker euro;

•	A decrease of $39 million in the Specialty Materials segment, due primarily to lower sales of advanced optics products driven by weakness in advanced optics’ semiconductor business; and
•	A decrease of $3 million in the Life Sciences segment due to the impact of unfavorable movements in foreign exchange rates.

For the nine months ended September 30, 2015, net sales decreased by $431 million, or 6%, when compared to the same period in 2014.  The primary sales drivers by segment were as follows:

•
A decrease of $571 million in the Display Technologies segment, driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $405 million.  Volume increased in the high single-digits in percentage terms but was more than offset by price declines in the low-teens;

•
An increase of $267 million in the Optical Communications segment, driven by an increase of $147 million in sales of enterprise network products, due largely to a small acquisition completed in the first quarter of 2015 and an increase in data center products sales in North America, combined with an increase in carrier network products in the amount of $120 million, driven by growth in fiber-to-the-home products in North America and the impact of two small acquisitions completed in the first quarter of 2015;

•
A decrease in the Environmental Technologies segment of $43 million driven by the impact of unfavorable movements in foreign exchange rates of $47 million and lower sales volume of light duty diesel products in Europe, offset somewhat by strong demand for heavy duty diesel products in Europe and for Class 8 vehicles in North America and higher light duty substrate sales;

© 2015 Corning Incorporated. All Rights Reserved.

•	A decrease of $54 million in the Specialty Materials segment, driven primarily by a decline in advanced optics sales; and
•	A decrease of $28 million in the Life Sciences segment due to the impact of unfavorable movements in foreign exchange rates of $35 million.

In the three and nine months ended September 30, 2015, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen and the euro, negatively affected Corning’s consolidated net sales in the amounts of $193 million and $584 million, respectively, when compared to the same periods in 2014.

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

Gross Margin
In the three and nine months ended September 30, 2015, gross margin as a percentage of net sales declined when compared with the same periods last year.  The negative impact of the depreciation of the Japanese yen versus the U.S. dollar in the amounts of $107 million and $327 million, respectively, and price declines in the Display Technologies segment in the low teens in percentage terms were offset by lower acquisition-related and restructuring costs and improvements in manufacturing performance in the Display Technologies, Specialty Materials and Life Sciences segments.

Selling, General and Administrative Expenses
In the three months ended September 30, 2015, selling, general and administrative expenses increased by $46 million when compared to the same period in 2014, driven by several small acquisitions in the Optical Communications segment completed in the first quarter of 2015 and the absence of a $77 million gain on a contingent consideration fair value adjustment recorded in the third quarter of 2014.  A decline in variable compensation and lower spending in the Display Technologies segment partially offset the increase.

In the nine months ended September 30, 2015, selling, general and administrative expenses decreased by $20 million when compared to the same period in 2014.  The decrease was due to lower spending in the Display Technologies segment and a decline in acquisition-related and post combination expenses, which were higher last year due to the acquisition of the remaining equity interests of Samsung Corning Precision Materials.  When compared to the same periods last year, as a percentage of net sales, selling, general and administrative expenses increased in the third quarter driven by our recent acquisitions, and increased slightly in the nine months ended September 30, 2015, driven by lower net sales in 2015.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; depreciation and amortization; and utilities and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three and nine months ended September 30, 2015, research, development and engineering expenses decreased by $18 million and $44 million, respectively, when compared to the same periods last year, driven by a decrease in the Display Technologies and Specialty Materials segments and lower spending for new business development.  As a percentage of net sales, research, development and engineering expenses remained relatively consistent with the same periods in 2014.

© 2015 Corning Incorporated. All Rights Reserved.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Dow Corning Corporation	$36	$88	$185	$234
All other	3	7	10	9
Total equity earnings	$39	$95	$195	$243

The following table provides a summary of equity in earnings from Dow Corning, by business (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Silicones	$28	$74	$105	$187
Hemlock Semiconductor (Polysilicon)	8	14	80	47
Total Dow Corning	$36	$88	$185	$234

Equity earnings from Dow Corning decreased significantly, down $52 million, or 59%, and $49 million, or 21%, respectively, in the three and nine months ended September 30, 2015 when compared to the same periods last year, driven by the following items:

•	A decrease in the silicones business of $46 million and $82 million, respectively, driven by the following items:
o	The absence of a $41 million favorable tax adjustment recorded in the third quarter of 2014;
o
The negative impact of the change in the mark-to-market of a derivative instrument in the amount of $8 million (Quarter 3, 2015: $18 million loss; Quarter 3, 2014: $10 million loss) and $70 million (first three quarters of 2015: $38 million loss; first three quarters of 2014: $32 million gain); and

o	Lower volume and unfavorable movements in foreign exchange rates.
•
A decrease in the polysilicon business of $6 million in the third quarter of 2015, driven by lower volume, and an increase of $33 million in the first nine months of 2015, due to a decrease in manufacturing costs and by an increase in Corning’s share of settlements of long-term sales agreements in the amount of $40 million (Quarter 1, 2015: $49 million; Quarter 1, 2014: $9 million).

© 2015 Corning Incorporated. All Rights Reserved.

Foreign Currency Hedge (Loss) Gain, Net
Included in the line item Foreign currency hedge (loss) gain, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, Korean won and euro against the U.S. dollar and its impact on our net earnings, as well as other foreign exchange hedges that limit exposures to foreign functional currency fluctuations.  The following table provides detailed information on the impact of our foreign currency hedge gains and losses:
	Three months ended September 30, 2015		Three months ended September 30, 2014		Change 2015 vs. 2014
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains, net	$168	$106	$58	$47	$110	$59
Unrealized (losses) gains	(317)	(200)	681	431	(998)	(631)
Total translated earnings contract (loss) gain	(149)	(94)	739	478	(888)	(572)
Foreign currency hedges, other	(5)	(3)	26	16	(31)	(19)
Foreign Currency Hedge (Loss) Gain, Net	$(154)	$(97)	$765	$494	$(919)	$(591)

	Nine months ended September 30, 2015		Nine months ended September 30, 2014		Change 2015 vs. 2014
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains, net	$489	$307	$154	$124	$335	$183
Unrealized (losses) gains	(447)	(282)	446	282	(893)	(564)
Total translated earnings contract gain (loss)	42	25	600	406	(558)	(381)
Foreign currency hedges, other	10	6	22	14	(12)	(8)
Foreign Currency Hedge Gain (Loss), Net	$52	$31	$622	$420	$(570)	$(389)

The gross notional value outstanding for our foreign currency hedges related to translated earnings is $12.7 billion, and is comprised of the following:  1) Japanese yen-denominated hedges - $9 billion; 2) Korean won-denominated hedges - $3.4 billion; and 3) euro-denominated hedges - $253 million.

Income Before Income Taxes
The translation impact of fluctuations in foreign currency exchange rates negatively affected Corning’s consolidated income before income taxes in the three and nine months ended September 30, 2015 when compared to the same periods in 2014 in the amounts of $114 million and $349 million, respectively.  This impact was offset by the impact of the realized gain from our foreign currency hedges related to translated earnings of $110 million and $335 million, respectively.

© 2015 Corning Incorporated. All Rights Reserved.

Provision for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Provision for income taxes	$(6)	$(395)	$(202)	$(747)
Effective tax rate	2.8%	28.0%	15.3%	33.5%

For the three and nine months ended September 30, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax.

For the three and nine months ended September 30, 2014, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•	Tax incentives in foreign jurisdictions, primarily Taiwan.

These benefits were more than offset by discrete tax charges of:  1) $102 million related to South Korean withholding tax on a dividend paid by Samsung Corning Precision Materials to Corning wholly owned foreign subsidiaries for the nine months ended September 30, 2014; and 2) $163 million attributable to a change in judgment on the realizability of certain foreign deferred tax assets for the nine months ended September 30, 2014.

Refer to Note 4 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to Corning Incorporated	$212	$1,014	$1,115	$1,484
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$188	$990	$1,042	$1,414
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$188	$1,014	$1,115	$1,484
Basic earnings per common share	$0.16	$0.77	$0.84	$1.08
Diluted earnings per common share	$0.15	$0.72	$0.82	$1.03
Shares used in computing per share amounts
Basic earnings per common share	1,210	1,284	1,241	1,315
Diluted earnings per common share	1,218	1,411	1,366	1,436

(1)	Refer to Note 5 (Earnings per Common Share) to the consolidated financial statements for additional information.

© 2015 Corning Incorporated. All Rights Reserved.

Comprehensive Income
For the three and nine months ended September 30, 2015, comprehensive income decreased by $340 million and $332 million, respectively, when compared to the same periods in 2014, driven by a decrease in Net income attributable to Corning Incorporated of $802 million and $369 million, respectively, offset by the impact of the decrease in foreign currency translation losses.  In the three and nine months ended September 30, 2015, we recognized a foreign currency translation loss of $181 million and $477 million, respectively, compared to a loss of $676 million and $539 million, respectively, in the same periods in 2014.  The losses recognized in both years were driven by unfavorable movements in the translation rates of the Japanese yen, Korean won, Chinese Yuan and the euro to the U.S. dollar.

Refer to Note 14 (Shareholders’ Equity) to the consolidated financial statements for additional information.

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

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES
Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Core net sales	$2,451	$2,583	(5)%	$7,398	$7,421	-
Core equity in earnings of affiliated companies	$58	$75	(23)%	$182	$193	(6)%
Core earnings	$447	$527	(15)%	$1,453	$1,437	1%

© 2015 Corning Incorporated. All Rights Reserved.

Core Net Sales
The following table presents core net sales by reportable segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Display Technologies	$936	$1,053	(11)%	$2,871	$3,036	(5)%
Optical Communications	747	698	7%	2,244	1,977	14%
Environmental Technologies	257	282	(9)%	799	842	(5)%
Specialty Materials	288	327	(12)%	832	886	(6)%
Life Sciences	211	214	(1)%	619	647	(4)%
All Other	12	9	33%	33	33	-
Total core net sales	$2,451	$2,583	(5)%	$7,398	$7,421	-

Core net sales decreased by $132 million and $23 million, respectively, in the three and nine months ended September 30, 2015 when compared to the same periods in 2014.  In all segments except Display Technologies, core net sales is consistent with GAAP net sales.  Because a significant portion of the Display Technologies segment revenues and manufacturing costs are denominated in Japanese yen, management believes it is important to understand the impact on core earnings of translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses and establish operational goals and forecasts.  As of January 1, 2015, we use an internally derived management rate of ¥99, which is closely aligned to our current yen-denominated hedges related to translated earnings, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

The translation impact from movements in foreign currency exchange rates in the third quarter and first nine months of 2015, excluding the Japanese yen, negatively affected core net sales in the amounts of $57 million and $176 million, respectively, when compared to the same periods in 2014.

Core Equity in Earnings of Affiliated Companies
The following table provides a summary of core equity earnings of affiliated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Dow Corning Corporation	$53	$68	$167	$177
All other	5	7	15	16
Total core equity earnings	$58	$75	$182	$193

The following table provides a summary of core equity earnings from Dow Corning, by business (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Silicones	$46	$60	$137	$137
Hemlock Semiconductor (polysilicon)	7	8	30	40
Total Dow Corning	$53	$68	$167	$177

© 2015 Corning Incorporated. All Rights Reserved.

The following table reconciles the non-GAAP financial measure of core equity earnings to its most directly comparable GAAP financial measure (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

As reported	$39	$95	$195	$243
Constant-yen (1)	2		4
Constant-won (1)	(1)		(1)
Equity in earnings of affiliated companies (8)	18	(20)	(16)	(50)
Core performance measures	$58	$75	$182	$193
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

Core equity earnings decreased by $17 million, or 23%, and $11 million, or 6%, respectively, in the three and nine months ended September 30, 2015 when compared to the same periods last year, driven by a decline in equity earnings from Dow Corning.  Dow Corning core equity earnings decreased due to lower volume and unfavorable movements in foreign exchange rates and the devaluation of the Chinese Yuan.

Core Earnings
In the third quarter of 2015, we generated core earnings of $447 million or $0.34 per share compared to $527 million or $0.37 per share for the same period in 2014.  The decrease of $80 million was predominantly driven by a decrease in core earnings of $47 million in the Display Technologies segment, driven by price declines in the low-teens in percentage terms, and lower core earnings in the Environmental Technologies segment, offset somewhat by lower operating expenses and a decrease of 3.2% in our effective tax rate.  The translation impact from movements in foreign currency exchange rates in the third quarter of 2015, excluding the Japanese yen, negatively impacted core earnings in the amount of $26 million when compared to the same period in 2014.

In the first nine months of 2015, we generated core earnings of $1,453 million or $1.06 per share compared to $1,437 million or $1.00 per share in the first nine months of 2014.  The increase was due to higher core earnings in the Optical Communications segment, up $62 million, driven by higher sales volume for both carrier network and enterprise network products, the favorable impact of several acquisitions completed this year and manufacturing efficiencies gained through cost reductions.  Core earnings also improved in the Specialty Materials segment, driven by an increase in Corning Gorilla Glass volume.  Lower core earnings in the Display Technologies, Environmental Technologies and Life Sciences segments, and the unfavorable translation impact from movements in foreign currency exchange rates, excluding the Japanese yen, of $52 million partially offset these gains.

Included in core earnings for the three and nine months ended September 30, 2015 is net periodic pension expense in the amounts of $16 million and $48 million, respectively, and for the same periods in 2014, $28 million and $53 million, respectively.  Refer to Note 11 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

© 2015 Corning Incorporated. All Rights Reserved.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Core earnings attributable to Corning Incorporated	$447	$527	$1,453	$1,437
Less: Series A convertible preferred stock dividend	24	24	73	70
Core earnings available to common stockholders - basic	423	503	1,380	1,367
Add: Series A convertible preferred stock dividend	24	24	73	70
Core earnings available to common stockholders - diluted	$447	$527	$1,453	$1,437

Weighted-average common shares outstanding - basic	1,210	1,284	1,241	1,315
Effect of dilutive securities:
Stock options and other dilutive securities	8	12	10	12
Series A convertible preferred stock	115	115	115	109
Weighted-average common shares outstanding - diluted	1,333	1,411	1,366	1,436
Core basic earnings per common share	$0.35	$0.39	$1.11	$1.04
Core diluted earnings per common share	$0.34	$0.37	$1.06	$1.00

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

© 2015 Corning Incorporated. All Rights Reserved.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):
	Three months ended September 30, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$2,272	$39	$218	$212	2.8%	0.15
Constant-yen (1)	178	2	144	111		0.08
Constant-won (1)	1	(1)	(14)	(10)		(0.01)
Foreign currency hedges related to translated earnings (2)			149	94		0.07
Acquisition-related costs (3)			9	5
Discrete tax items and other tax-related adjustments (4)				14		0.01
Litigation, regulatory and other legal matters (5)			(9)	(6)
Restructuring, impairment and other charges (6)			1	1
Equity in earnings of affiliated companies (8)		18	18	16		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (9)			13	10		0.01
Core performance measures	$2,451	$58	$529	$447	15.5%	0.34
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2015 Corning Incorporated. All Rights Reserved.

	Three months ended September 30, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$2,540	$95	$1,409	$1,014	28.0%	0.72
Constant-yen (1)*	44		36	27		0.02
Constant-won (1)	(1)		17	12		0.01
Foreign currency hedges related to translated earnings (2)			(739)	(478)		(0.34)
Acquisition-related costs (3)			7	5
Discrete tax items and other tax-related adjustments (4)				13		0.01
Litigation, regulatory and other legal matters (5)			6	4
Restructuring, impairment and other charges (6)			7	7
Equity in earnings of affiliated companies (8)		(20)	(20)	(19)		(0.01)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(75)	(58)		(0.04)
Core performance measures	$2,583	$75	$648	$527	18.7%	0.37
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

© 2015 Corning Incorporated. All Rights Reserved.

	Nine months ended September 30, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$6,880	$195	$1,317	$1,115	15.3%	0.82
Constant-yen (1)	517	4	419	313		0.23
Constant-won (1)	1	(1)	(13)	(10)		(0.01)
Foreign currency hedges related to translated earnings (2)			(42)	(25)		(0.02)
Acquisition-related costs (3)			40	25		0.02
Discrete tax items and other tax-related adjustments (4)				25		0.02
Litigation, regulatory and other legal matters (5)			(6)	(4)
Restructuring, impairment and other charges (6)			6	6
Equity in earnings of affiliated companies (8)		(16)	(16)	(16)		(0.01)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			4	3
Post-combination expenses (10)			25	16		0.01
Pension mark-to-market (11)			8	5
Core performance measures	$7,398	$182	$1,742	$1,453	16.6%	1.06
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2015 Corning Incorporated. All Rights Reserved.

	Nine months ended September 30, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$7,311	$243	$2,231	$1,484	33.5%	1.03
Constant-yen (1)*	111		93	69		0.05
Constant-won (1)	(1)		34	24		0.02
Foreign currency hedges related to translated earnings (2)			(600)	(406)		(0.28)
Acquisition-related costs (3)			65	52		0.04
Discrete tax items and other tax-related adjustments (4)				198		0.14
Litigation, regulatory and other legal matters (5)			12	7
Restructuring, impairment and other charges (6)			63	51		0.04
Liquidation of subsidiary (7)				(3)
Equity in earnings of affiliated companies (8)		(50)	(50)	(48)		(0.03)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(91)	9		0.01
Core performance measures	$7,421	$193	$1,757	$1,437	18.2%	1.00
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

© 2015 Corning Incorporated. All Rights Reserved.

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates primarily for flat panel liquid crystal displays.
•	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to provide workflow solutions for scientific applications.

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

Display Technologies
The following tables provide net sales and net income for the Display Technologies segment and reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$757	$255	$2,354	$852

Constant-yen (1)	178	107	516	311
Constant-won (1)	1	(9)	1	(9)
Foreign currency hedges related to translated earnings (2)		(106)		(313)
Impacts from the acquisition of Samsung Corning Precision Materials (9)		10
Core performance	$936	$257	$2,871	$841

© 2015 Corning Incorporated. All Rights Reserved.

	Three months ended September 30, 2014		Nine months ended September 30, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$1,009	$387	$2,925	$878

Constant-yen (1)*	44	27	111	69
Constant-won (1)		12		23
Foreign currency hedges related to translated earnings (2)		(63)		(172)
Acquisition-related costs (3)				37
Discrete tax items and other tax-related adjustments (4)				4
Restructuring, impairment and other charges (6)		1		31
Equity in earnings of affiliated companies (8)				6
Impacts from the acquisition of Samsung Corning Precision Materials (9)		(60)		11
Core performance	$1,053	$304	$3,036	$887
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

As Reported
When compared to the same periods in 2014, the decrease in net sales of $252 million, or 25%, and $571 million, or 20%, in the three and nine months ended September 30, 2015, respectively, was driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amounts of $134 million and $405 million, respectively, and price declines in the low-teens in percentage terms.  Sequentially, LCD glass price declines in the third quarter remained moderate.  Although volume increased slightly in the third quarter of 2015 when compared to the same period last year, the year-over-year increase in percentage terms was lower than we have recently experienced, driven by a weaker third quarter retail LCD glass market and temporary share loss at one of our largest customers due to a contract dispute.  We have resolved the dispute and expect to extend our long-term supply agreement to 2025, and for our share levels in line with the first half of 2015.

Net income in the Display Technologies segment decreased by $132 million, or 34%, in the three months ended September 30, 2015, when compared to the same period last year, and was driven by price declines in the low-teens in percentage terms and the impact of the change in the fair value of the contingent consideration resulting from the acquisition of Corning Precision Materials in the amount of $70 million.  The decrease was partially offset by an increase in volume in the low single-digits in percentage terms and lower manufacturing costs and improvements in manufacturing efficiency.  The translation impact of fluctuations in foreign currency exchange rates negatively impacted the Display Technologies segment net income in the three months ended September 30, 2015 in the amount of $59 million when compared to the same period in 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency hedges related to translated earnings of $43 million.

© 2015 Corning Incorporated. All Rights Reserved.

Net income in the Display Technologies segment decreased by $26 million, or 3%, in the nine months ended September 30, 2015, when compared to the same period last year, and was driven by price declines in the low-teens in percentage terms and the impact of the change in the fair value of the contingent consideration resulting from the acquisition of Corning Precision Materials in the amount of $60 million.  The decrease was partially offset by an increase in volume in the high single-digits in percentage terms, the absence of acquisition-related and restructuring costs of $37 million and $31 million, respectively, lower manufacturing costs and improvements in manufacturing efficiency.  The translation impact of fluctuations in foreign currency exchange rates negatively impacted Display Technologies net income in the nine months ended September 30, 2015 in the amount of $210 million when compared to the same period in 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency hedges related to translated earnings in the amount of $141 million.

Core Performance
When compared to the same periods in 2014, core net sales in the Display Technologies segment decreased by $117 million, or 11%, and $165 million, or 5%, in the third quarter and first nine months of 2015, respectively, driven primarily by price declines in the low-teens.  Sequentially, LCD glass price declines in the third quarter remained moderate.  Although volume increased slightly in the third quarter of 2015 when compared to the same period last year, the year-over-year increase in percentage terms was lower than we have recently experienced, driven by a weaker third quarter retail LCD glass market and temporary share loss at one of our largest customers due to a contract dispute.  We have resolved the dispute and expect to extend our long-term supply agreement to 2025, and for our share levels in line with the first half of 2015.

Core earnings in the Display Technologies segment in the three and nine months ended September 30, 2015 declined by $47 million, or 15%, and $46 million, or 5%, when compared to the same periods last year.  Volume increases in the low single-digits in the third quarter and in the high single-digits in the first nine months of 2015, lower manufacturing costs and a decline in operating expenses were more than offset by price declines in the low-teens.

Outlook:
Corning expects its fourth-quarter LCD glass volume to be down slightly sequentially. Corning’s LCD glass price declines are expected to decline less in the fourth quarter than in the third quarter.

The end market demand for LCD televisions, monitors and notebooks is dependent on consumer retail spending, among other things.  We are cautious about the potential negative impact that economic conditions, particularly a global economic recession, excess market capacity and world political tensions could have on consumer demand.  While the LCD industry has grown in recent years, economic volatility along with consumer preferences for panels of differing sizes, prices, or other factors may lead to pauses in market growth.  Therefore, it is possible that glass manufacturing capacity may exceed demand from time to time but we believe that we have levers to proactively manage our capacity to adjust to fluctuations in demand.  We may incur further charges in this segment to reduce our workforce and consolidate capacity.  In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales, profitability and cash flows of this segment.  In order to mitigate this risk, Corning entered into a series of foreign exchange contracts to hedge its currency exposure and its impact on our earnings.

© 2015 Corning Incorporated. All Rights Reserved.

Optical Communications
The following tables provide net sales and net income for the Optical Communications segment and reconcile the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$747	$70	$2,244	$204

Acquisition-related costs (3)		1		15
Restructuring, impairment and other charges (6)				(1)
Post-combination expenses (10)				16
Core performance	$747	$71	$2,244	$234

	Three months ended September 30, 2014		Nine months ended September 30, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$698	$68	$1,977	$156

Acquisition-related costs (3)		2		6
Restructuring, impairment and other charges (6)				12
Liquidation of subsidiary (7)				(2)
Core performance	$698	$70	$1,977	$172
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
In the three and nine months ended September 30, 2015, net sales of the Optical Communications segment increased by $49 million, or 7%, and $267 million, or 14%, respectively, when compared to the same periods in 2014, driven by an increase in both carrier network and enterprise network products.  Carrier networks increased $20 million and $120 million, respectively, driven by higher sales of fiber-to-the-home and cable products in North America, and the impact of recent acquisitions, offset somewhat by lower sales of wireless products and fiber and cable products in Europe.  Sales declined in Europe driven by lower volume and the negative impact of movements in the euro exchange rate versus the U.S. dollar.  Enterprise network sales grew by $29 million and $147 million, respectively, primarily due to the impact of an acquisition completed in 2015, which added $23 million and $107 million, respectively, and an increase in sales in North America related to data center products.  The translation impact from movements in foreign currency exchange rates in the third quarter and first nine months of 2015 negatively impacted Optical Communications net sales in the amounts of $29 million and $83 million, respectively, when compared to the same periods in 2014.

The increase in net income in the third quarter of $2 million, or 3% was primarily driven by higher sales volume for both carrier network and enterprise network products, almost entirely offset by price declines, higher volume of lower-margin products and an increase in manufacturing costs due to lower than expected carrier network product sales in the third quarter of 2015.  In the first three quarters of 2015, net income increased by $48 million, or 31%, driven by higher sales volume for both carrier network and enterprise network products, offset somewhat by an increase in operating costs and post-combination expenses associated with three acquisitions completed in the first quarter of 2015.  The translation impact from movements in foreign currency exchange rates did not significantly impact net income of this segment in the three and nine months ended September 30, 2015 when compared to the same periods in 2014.

© 2015 Corning Incorporated. All Rights Reserved.

Core Performance
The increase in core earnings in the three months ended September 30, 2015 of $1 million, or 1%, was primarily driven by higher sales volume for both carrier network and enterprise network products, almost entirely offset by price declines, higher volume of lower-margin products and an increase in manufacturing costs due to lower than expected carrier network product sales in the third quarter of 2015.  In the first three quarters of 2015, core earnings increased by $62 million, or 36%, driven by higher sales volume for both carrier network and enterprise network products, offset somewhat by an increase in operating costs.

Outlook:
Corning expects sales in the fourth quarter of 2015 in the Optical Communications segment to increase by a low to mid-single-digit percentage rate when compared to the same period in 2014.

Environmental Technologies
The following table provides net sales and net income for the Environmental Technologies segment (in millions):
	Three months ended September 30,		Nine months ended September 30,
As Reported and Core Performance	2015	2014	2015	2014

Net sales:
Automotive	$131	$135	$396	$404
Diesel	126	147	403	438
Total net sales	$257	$282	$799	$842

Net income	$38	$57	$132	$147

As Reported and Core Performance
In the three and nine months ended September 30, 2015, net sales of this segment decreased by $25 million, or 9%, and $43 million, or 5%, respectively, when compared to the same periods in 2014.  Sales of automotive light duty substrates declined primarily due to lower sales in China and the negative impact of movements in the euro exchange rate versus the U.S. dollar, partially offset by higher volume in North America and Europe.  Sales of diesel products also declined in these periods, driven by lower sales of light duty diesel products in Europe and the negative impact of the movements in the euro exchange rate.  The translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, negatively impacted net sales in the Environmental Technologies segment in the three and nine months ended September 30, 2015 in the amounts of $14 million and $47 million, respectively, when compared to the same periods in 2014.

Net income declined in the three and nine months ended September 30, 2015 by $19 million, or 33%, and $15 million, or 10%, when compared to the same periods last year, driven predominantly by lower sales, the unfavorable impact of the depreciation of the euro versus the U.S. dollar and facility expansion costs in China.  The translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, negatively impacted net income in the Environmental Technologies segment in the amounts of $5 million and $17 million in the three and nine months ended September 30, 2015 when compared to the same periods in 2014.

Outlook:
Sales in the Environmental Technologies segment are expected to decline at a mid-single-digit percentage rate in the fourth quarter of 2015 versus the same period in 2014.

© 2015 Corning Incorporated. All Rights Reserved.

Specialty Materials
The following tables provide net sales and net income for the Specialty Materials segment and reconcile the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$288	$46	$832	$128

Constant-yen (1)		(2)		(5)
Constant-won (1)		(1)		(1)
Foreign currency hedges related to translated earnings (2)				5
Restructuring, impairment and other charges (6)		1		7
Core performance	$288	$44	$832	$134

	Three months ended September 30, 2014		Nine months ended September 30, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$327	$43	$886	$113

Constant-yen (1)*		(1)		(2)
Foreign currency hedges related to translated earnings (2)		3		9
Acquisition-related costs (3)				(1)
Restructuring, impairment and other charges (6)		8		11
Core performance	$327	$53	$886	$130
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

As Reported
Net sales for the three and nine months ended September 30, 2015 decreased by $39 million, or 12%, and $54 million, or 6%, respectively, when compared to the same periods in 2014.  Sales of advanced optics products were lower due to weakness in advanced optics’ semiconductor business.  Corning Gorilla Glass volume in the third quarter of 2015 was consistent with a very strong third quarter of 2014, driven by demand at customers ahead of new product launches.  Sales of our newest gorilla glass product, Corning Gorilla Glass 4, continued to win models in the third quarter of 2015, resulting in a very encouraging adoption rate for this product.  The translation impact from movements in foreign currency exchange rates negatively impacted net sales in the Specialty Materials segment in the amounts of $3 million and $11 million in the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.

When compared to the same periods last year, the increase in net income of $3 million, or 7%, and $15 million, or 13%, in the three and nine months ended September 30, 2015, respectively, was driven by improvements in manufacturing efficiency, lower operating expenses gained through cost reductions and a decrease in restructuring charges, offset somewhat by a decrease in sales of advanced optics products. The translation impact from movements in foreign currency exchange rates did not significantly impact net income of this segment in the third quarter and first nine months of 2015 when compared to the same periods in 2014.

© 2015 Corning Incorporated. All Rights Reserved.

Core Performance
When compared to the same period last year, core earnings decreased by $9 million, or 17%, in the third quarter of 2015, as improvements in manufacturing efficiency and cost reductions only partially offset lower sales of advanced optics products.  In the nine months ended September 30, 2015, core earnings increased by $4 million, or 3%, driven by an increase in Corning Gorilla Glass sales, improvements in manufacturing efficiency and lower operating expenses gained through cost reductions, offset somewhat by a decrease in volume for advanced optics products.

Outlook:
Sales in the fourth quarter of 2015 in the Specialty Materials segment are expected to decline at a low-teens percentage rate on a year-over-year basis.

Life Sciences
The following tables provide net sales and net income for the Life Sciences segment and reconcile the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$211	$18	$619	$52
Acquisition-related costs (3)		3		9
Core performance	$211	$21	$619	$61

	Three months ended September 30, 2014		Nine months ended September 30, 2014
(in millions)	Net sales	Net income	Net sales	Net income
As reported	$214	$19	$647	$54
Acquisition-related costs (3)		3		11
Core performance	$214	$22	$647	$65
See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three and nine months ended September 30, 2015 decreased by $3 million, or 1%, and $28 million, or 4% when compared to the same period last year, due to the negative impact of the strengthening of the U.S. dollar versus foreign currencies, which negatively impacted net sales by $12 million and $35 million, respectively.

In the third quarter and first nine months of 2015, net income in the Life Sciences segment declined $1 million, or 5%, and $2 million, or 4%, respectively, when compared to the same periods last year, with the negative impact from movements in foreign exchange rates offsetting improvements in manufacturing efficiency and lower operating expenses.  The translation impact from movements in foreign currencies versus the U.S. dollar negatively impacted net income in the Life Sciences segment in the amount of $4 million and $11 million in the three and nine months ended September 30, 2015 when compared to the same periods in 2014.

Core Performance
In the third quarter and first nine months of 2015, core earnings in the Life Sciences segment declined slightly when compared to the same periods last year, with the negative impact from movements in foreign exchange rates offsetting improvements in manufacturing efficiency and lower operating expenses.

© 2015 Corning Incorporated. All Rights Reserved.

Outlook:
Sales in the fourth quarter of 2015 in the Life Sciences segment are expected to decline at a mid-single-digit percentage rate versus the same period in 2014.

All Other
All other reportable segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other”.  This group is primarily comprised of the results of Corning Precision Materials’ non-LCD business and new product lines and development projects that involve the use of various technologies for new products and adjacency businesses in pursuit of thin, strong glass.  This segment also includes results for certain corporate investments such as Eurokera and Keraglass equity affiliates, which manufacture smooth cooktop glass/ceramic products.

The following table provides net sales and other data for All Other (in millions):
	Three months ended September 30,		Nine months ended September 30,
As Reported	2015	2014	2015	2014

Net sales	$12	$10	$32	$34
Research, development and engineering expenses	$34	$43	$123	$119
Equity in earnings of affiliated companies	$4	$4	$12	$13
Net loss	$(38)	$(41)	$(131)	$(140)

The increase in net sales of this segment in the three months ended September 30, 2015 reflects an increase in sales in our emerging businesses, including our emerging innovations and advanced glass innovations groups.  The decrease in the net loss of this segment reflects the increase in net income associated with the higher sales in our emerging businesses.

The decrease in net sales of this segment in the nine months ended September 30, 2015 reflects the absence of sales resulting from the sale of a small consolidated business at the end of the first quarter of 2014, offset somewhat by an increase in sales in our emerging businesses.  The decrease in the net loss of this segment was driven by an increase in net income for Corning Precision Materials’ non-LCD products.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
The following items impacted Corning’s financing and capital structure in the nine months ended September 30, 2015 and 2014:

2015
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  The net proceeds of $745 million will be used for general corporate purposes.  We can redeem these debentures at any time, subject to certain stipulations.

2014
In the third quarter of 2014, we amended and restated our existing revolving credit facility.  The amended facility provides a $2 billion unsecured multi-currency line of credit and expires on September 30, 2019.  At September 30, 2015, there were no outstanding amounts on this credit facility.  The facility includes affirmative and negative covenants that Corning must comply with, including a leverage (debt to capital ratio) financial covenant.  As of September 30, 2015, we were in compliance with all of the covenants.

© 2015 Corning Incorporated. All Rights Reserved.

Share Repurchase Program
During the three and nine months ended September 30, 2015, we repurchased 46.5 million and 97.0 million shares of common stock for $827 million and $1,955 million, respectively, as part of a $1.5 billion share repurchase program announced on December 3, 2014 and as part of a $2 billion share repurchase program announced on July 15, 2015.  The program announced on December 3, 2014 was completed in the third quarter of 2015.

On October 26, 2015, Corning’s Board of Directors authorized a new share repurchase program for up to $4 billion of our common stock.  Corning plans to commence a $1.25 billion accelerated share repurchase program during the fourth quarter of 2015.

Capital Spending
Capital spending totaled $939 million and $740 million for the nine months ended September 30, 2015 and 2014, respectively.  Spending in the first nine months of 2015 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2015 capital spending to be approximately $1.3 billion.

Cash Flow
Summary of cash flow data (in millions):
	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$1,845	$3,597
Net cash used in investing activities	$(822)	$(753)
Net cash used in financing activities	$(1,589)	$(1,846)

Net cash provided by operating activities decreased significantly in the nine months ended September 30, 2015, when compared to the same period last year, due to the absence of a special one-time dividend of approximately $1,574 million received from Samsung Corning Precision Materials in the first quarter of 2014 and lower net income, offset somewhat by the adjustment to net income related to gains on foreign currency hedges and other noncash operating adjustments.

Net cash used in investing activities was higher in the nine months ended September 30, 2015, when compared to the same period last year, due to higher capital spending and several acquisitions that were completed in the first quarter of 2015, offset by net liquidations of short term investments and an increase in realized gains on our foreign currency hedges related to translated earnings.

Net cash used in financing activities in the nine months ended September 30, 2015 decreased when compared to the same period last year, driven by the issuance of debt and a decline in the amount of share repurchases, somewhat offset by the absence of cash received from the issuance of preferred stock and commercial paper in the first quarter of 2014.

© 2015 Corning Incorporated. All Rights Reserved.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of September 30, 2015	As of December 31, 2014

Working capital	$7,287	$7,914
Current ratio	4.7:1	4.4:1
Trade accounts receivable, net of allowances	$1,479	$1,501
Days sales outstanding	59	56
Inventories	$1,374	$1,322
Inventory turns	4.1	4.2
Days payable outstanding (1)	38	41
Long-term debt	$3,915	$3,227
Total debt to total capital	16.7%	13.1%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2014 Form 10-K for Fitch and Moody’s.  The Outlook includes an update by Standard & Poor’s on October 27, 2015.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	A-	Stable
May 17, 2011

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	A3	Stable
September 12, 2011

Management Assessment of Liquidity
We ended the third quarter of 2015 with approximately $5 billion of cash, cash equivalents, and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet reasonably likely future cash requirements.  Our cash, cash equivalents, and short-term investments are held in various locations throughout the world and are generally unrestricted.  Although approximately 60% of the consolidated amount was held outside of the U.S. at September 30, 2015, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

From time to time, Corning may issue debt, the proceeds of which may be used for general corporate purposes.  Additionally, to manage interest rate exposure, the Company, from time to time, may enter into interest rate swap agreements.  In the first quarter of 2015, the interest rate swaps that were entered into in the fourth quarter of 2014 to hedge future interest payments from an anticipated debt issuance were settled prior to the issuance of the anticipated debt.  Because the Company continued to anticipate that the debt issuance would occur, it entered into two interest rate swap agreements in the first quarter of 2015 to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated issuance.  The instruments were designated as cash flow hedges, and were settled on May 5, 2015.  Concurrent with the settlement of the interest rate swap agreements, Corning issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.

© 2015 Corning Incorporated. All Rights Reserved.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes vary, but may not exceed 390 days from the date of issue.  The interest rates vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s revolving credit facility is available to support obligations under the commercial paper program, if needed.  At September 30, 2015, we did not have any outstanding commercial paper under this program.

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

Corning also has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The maximum allowable leverage ratio, which measures debt to total capital, is 50%.  At September 30, 2015, our leverage using this measure was 16.7% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of September 30, 2015, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2014 Form 10-K and remain unchanged through the first nine months of 2015.  For certain items, additional details are provided below.

© 2015 Corning Incorporated. All Rights Reserved.

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

At September 30, 2015 and December 31, 2014, the carrying value of precious metals was higher than the fair market value by $780 million and $222 million, respectively.  These precious metals are utilized by the Display and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2015 and December 31, 2014, Corning had accrued approximately $38 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2015, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2015 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Dow Corning Corporation. See our 2014 Form 10-K, Part I, Item 3.

Pittsburgh Corning Corporation and Other Asbestos Litigation.  See our 2014 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of September 30, 2015, see Part I, Item 1, Financial Statements, Note 2 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation.  See our 2014 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of September 30, 2015, see Part I, Item 1, Financial Statements, Note 2 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

© 2015 Corning Incorporated. All Rights Reserved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2015:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
July 1-31, 2015	10,439,195	19.26	10,383,937	2,171,527,940
August 1-31, 2015	18,181,994	17.55	18,169,378	1,852,631,083
September 1-30, 2015	17,915,737	17.20	17,907,700	1,544,546,529
Total	46,536,926	17.80	46,461,015	1,544,546,529

(1)
This column reflects the following transactions during the third quarter of 2015:  (i) the deemed surrender to us of 34,256 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 41,655 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 46,461,015 shares of common stock in conjunction with the repurchase programs announced on December 3, 2014 and July 15, 2015.

(2)
On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion worth of shares of common stock between the date of announcement and December 31, 2016.  This authorization was exhausted in August 2015.

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

Corning Incorporated
(Registrant)

October 27, 2015	/s/ R. TONY TRIPENY
Date	R. Tony Tripeny
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

© 2015 Corning Incorporated. All Rights Reserved.