Form 10-K
period 2015-12-31
CORNING INC /NY
filed 2016-02-12
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24 billion based on the $19.73 price as reported on the New York Stock Exchange.

There were 1,112,837,205 shares of Corning’s common stock issued and outstanding as of January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 15, 2016, and filed for the Registrant’s 2016 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K, as specifically set forth in Part III.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Corning Incorporated is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  We succeed through sustained investment in research and development, a unique combination of material and process innovation, and close collaboration with customers to solve tough technology challenges.  Corning operates in five reportable segments:  Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences, and manufactures and processes products at approximately 89 plants in 17 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for liquid crystal displays (“LCDs”) that are used primarily in LCD televisions, notebook computers and flat panel desktop monitors.  This segment develops, manufactures and supplies high quality glass substrates using technology expertise and a proprietary fusion manufacturing process, which Corning invented and is the cornerstone of the Company’s technology leadership in the LCD industry.  The highly automated process yields glass substrates with a pristine surface and excellent thermal dimensional stability and uniformity – essential attributes for the production of large, high performance LCDs.  Corning’s fusion process is scalable and we believe it is the most cost effective process in producing large size substrates.

We are recognized for providing product innovations that enable our customers to produce larger, lighter, thinner and higher-resolution displays more affordably.  Some of the product innovations that we have launched over the past ten years utilizing our world-class processes and capabilities include the following:

•	EAGLE XG®, the industry’s first LCD glass substrate that is free of heavy metals;
•	EAGLE XG® Slim glass, a line of thin glass substrates which enables lighter-weight portable devices and thinner televisions and monitors;
•
Corning® Willow™ Glass, our ultra-thin flexible glass for use in next-generation consumer electronic technologies, including curved displays for immersive viewing or mounting on non-flat surfaces.  This glass is also used in a variety of non-display applications, such as decorative laminates for interior architecture and advanced semiconductor packaging; and

•
The family of Corning Lotus™ Glass, high-performance display glass developed to enable cutting-edge technologies, including organic light-emitting diode (“OLED”) displays and next generation LCDs.  These substrate glasses provide industry-leading levels of low total pitch variation, resulting in brighter, more energy-efficient displays with higher resolutions for consumers and better yields for panel makers.

Through the end of 2013, the Display Technologies segment also included the equity affiliate Samsung Corning Precision Materials Co., Ltd. (“Samsung Corning Precision Materials”), of which Corning owned 57.5% and Samsung Display Co., Ltd. (“Samsung Display”) owned 42.5%.  As described more fully in Note 8 (Acquisitions) to the Consolidated Financial Statements, to extend Corning’s leadership in specialty glass and drive earnings growth, Corning entered into a series of strategic and financial agreements with Samsung Display intended to strengthen product and technology collaborations between the two companies.  Corning completed the acquisition of Samsung Corning Precision Materials on January 15, 2014.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

In the fourth quarter of 2015, Corning announced that with the support of the Hefei government it will locate a Gen 10.5 glass manufacturing facility adjacent to the BOE Technology Group Co. Ltd. (BOE) plant in the Hefei XinZhan General Pilot Zone in Anhui Province, China.  Glass substrate production from the new facility is expected to support BOE’s plan to begin mass production of LCD panels for large-size televisions by the third quarter of 2018.

As part of this investment, Corning and BOE have entered into a long-term supply agreement that commits BOE to the purchase of Gen 10.5 glass substrates from the Corning manufacturing facility in Hefei.  BOE also has extended its long-term supply agreement with Corning to purchase glass substrates for Gen 8.5 and smaller sizes.  This investment will enable Corning to become the first manufacturer of TFT-grade Gen 10.5 substrates.  At 2,940 mm x 3,370 mm, Gen 10.5 will be the largest LCD glass substrate available, providing the most economical cuts for 65-inch and 75-inch televisions.  The Gen 10.5 substrates manufactured at the Hefei facility will use Corning® EAGLE XG® slim glass.

Corning has LCD glass manufacturing operations in the United States, South Korea, Japan, Taiwan and China.  Following the acquisition of Samsung Corning Precision Materials, Corning services all specialty glass customers in all regions directly, utilizing its manufacturing facilities throughout Asia.

Patent protection and proprietary trade secrets are important to the Display Technologies segment’s operations.  Refer to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 34% of Corning’s sales in 2015.

Optical Communications Segment

Corning invented the world’s first low-loss optical fiber in 1970.  Since that milestone, we have continued to pioneer optical fiber, cable and connectivity solutions.  As global bandwidth demand driven by video usage grows exponentially, telecommunications networks continue to migrate from copper to optical-based systems that can deliver the required cost-effective bandwidth-carrying capacity.  Our unrivaled experience puts us in a unique position to design and deliver optical solutions that reach every edge of the communications network.

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

Our carrier network product portfolio begins with optical fiber products, including Vascade® submarine optical fibers for use in submarine networks; LEAF® optical fiber for long-haul, regional and metropolitan networks; SMF-28® ULL fiber for more scalable long-haul and regional networks; SMF-28e+™ single-mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; ClearCurve® ultra-bendable single-mode fiber for use in multiple-dwelling units and fiber-to-the-home applications; and Corning® SMF-28® Ultra Fiber, designed for high performance across the range of long-haul, metro, access, and fiber-to-the-home network applications, combining the benefits of industry-leading attenuation and improved macrobend performance in one fiber.  A portion of our optical fiber is sold directly to end users and third-party cablers around the world.  Corning’s remaining fiber production is cabled internally and sold to end users as either bulk cable or as part of an integrated optical solution.  Corning’s cable products support various outdoor, indoor/outdoor and indoor applications and include a broad range of loose tube, ribbon and drop cable designs with flame-retardant versions available for indoor and indoor/outdoor use.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Corning operates manufacturing facilities worldwide.  Our optical fiber manufacturing facilities are located in North Carolina, China and India.  Cabling operations include facilities in North Carolina, Germany, Poland, China and smaller regional locations and equity affiliates.  Our manufacturing operations for hardware and equipment products are located in Texas, Arizona, Mexico, Brazil, Denmark, Germany, Poland, Israel, Australia and China.

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

The Optical Communications segment represented 33% of Corning’s sales for 2015.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

The Environmental Technologies segment represented 12% of Corning’s sales for 2015.

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

Our cover glass, known as Corning® Gorilla® Glass, is a thin sheet glass designed specifically to function as a cover glass for display devices such as tablets, notebook PCs and mobile phones.  Elegant and lightweight, Corning Gorilla Glass is durable enough to resist many real-world events that commonly cause glass failure, enabling exciting new applications in technology and design.  Early in 2012, Corning launched Corning® Gorilla® Glass 2, the next generation in our Corning Gorilla Glass suite of products.  Corning Gorilla Glass 2 enables up to a 20% reduction in glass thickness over previous generations of competitive glass, while maintaining the industry-leading damage resistance, toughness and scratch-resistance.  In 2013, we introduced Corning® Gorilla® Glass 3 with Native Damage Resistance and Corning® Gorilla® Glass NBT™, designed to help protect touch notebook displays and handheld devices from scratches and other forms of damage that come from everyday handling and use.  And in the fourth quarter of 2014, Corning announced its latest breakthrough innovation in consumer electronics material design, Corning® Gorilla® Glass 4, which delivers the highest damage resistance performance versus all alternative compositions, and has the capability to significantly improve device drop performance.

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

The Specialty Materials segment represented approximately 12% of Corning’s sales for 2015.

Life Sciences Segment

As a leading developer, manufacturer and global supplier of scientific laboratory products for 100 years, Corning’s Life Sciences segment collaborates with researchers and drug manufacturers seeking new approaches to increase efficiencies, reduce costs and compress timelines.  Using unique expertise in the fields of materials science, surface science, optics, biochemistry and biology, the segment provides innovative solutions that improve productivity and enable breakthrough discoveries.

Life Sciences laboratory products include consumables (plastic vessels, specialty surfaces and media), as well as general labware and equipment, that are used for cell culture research, bioprocessing, genomics, drug discovery, microbiology and chemistry.  Corning sells life science products under these primary brands: Corning, Falcon, PYREX, Axygen, and Gosselin.  The products are marketed worldwide, primarily through distributors to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other facilities.  Corning manufactures these products in the United States in Maine, New York, New Jersey, California, Utah, Virginia, Massachusetts and North Carolina, and outside of the U.S. in Mexico, France, Poland, and China.

In addition to being a global leader in laboratory consumables for life science research, Corning continues to develop and produce innovative technologies aimed at the growing biologic drug production markets.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Patent protection is important to the segment’s operations.  The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes.  Brand recognition and loyalty, through well-known trademarks, are important to the segment.  Refer to the material under the heading “Patents and Trademarks” for more information.

The Life Sciences segment represented approximately 9% of Corning’s sales for 2015.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business, which consists of a pharmaceutical glass vessel business and a glass tubing business used in the pharmaceutical packaging industry.  This segment also includes Corning Precision Materials’ non-LCD business and new product lines and development projects such as precision laser cutting/shaping technologies, advanced flow reactors and adjacency businesses in pursuit of thin, strong glass, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The All Other segment represented less than 1% of Corning’s sales for 2015.

Additional explanation regarding Corning and its five reportable segments, as well as financial information about geographic areas, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 (Reportable Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (“Dow Chemical”) each own half of Dow Corning Corporation (“Dow Corning”), an equity company headquartered in Michigan that manufactures silicone products worldwide.  Dow Corning is a leader in silicon-based technology and innovation, offering more than 7,000 products and services.  Dow Corning is the majority-owner of Hemlock Semiconductor Group (“Hemlock”), a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries.  Dow Corning’s sales were $5,649 million in 2015.

On December 11, 2015, Corning announced its intention to exchange its 50% equity interest in Dow Corning Corporation for 100% of the stock of a newly formed entity that will become a wholly-owned subsidiary of Corning Incorporated.  The newly formed entity will hold approximately 40% ownership in Hemlock Semiconductor Group and approximately $4.8 billion in cash.  Upon completion of this strategic realignment, which is expected to close during the first half of 2016, Dow Chemical, an equal owner of Dow Corning with Corning since 1943, will assume 100% ownership of Dow Corning.

Additional discussion about Dow Corning appears in Part II – Item 3. Legal Proceedings section and in Note 7 (Investments) to the Consolidated Financial Statements.  Dow Corning’s financial statements are attached in Item 15, Exhibits and Financial Statement Schedules.

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

Additional information about corporate investments is presented in the Legal Proceedings section and in Note 7 (Investments) to the Consolidated Financial Statements.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Display Technologies Segment

We believe Corning is the largest worldwide producer of glass substrates for LCD displays.  The environment for LCD glass substrate products is very competitive and Corning believes it has sustained its competitive advantages by investing in new products, providing a consistent and reliable supply, and continually improving its proprietary fusion manufacturing process.  This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals.  Asahi Glass Co. Ltd. and Nippon Electric Glass Co. Ltd. are Corning’s principal competitors in display glass substrates.

Optical Communications Segment

Competition within the communications equipment industry is intense among several significant companies.  Corning is a leading competitor in the segment’s principal product groups, which include carrier and enterprise networks.  The competitive landscape includes industry consolidation, price pressure and competition for the innovation of new products.  These competitive conditions are likely to persist.  Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property yield cost advantages relative to several of its competitors.

The primary competing producers of the Optical Communications segment are Commscope and Prysmian Group.

Environmental Technologies Segment

Corning has a major market position in worldwide automotive ceramic substrate products, as well as a strong presence in the heavy duty and light duty diesel vehicle market.  The Company believes its competitive advantage in automotive ceramic substrate products for catalytic converters and diesel filter products for exhaust systems is based upon global presence, customer service, engineering design services and product innovation.  Corning’s Environmental Technologies products face principal competition from NGK Insulators, Ltd. and Ibiden Co. Ltd.

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

Life Sciences Segment

Corning seeks to maintain a competitive advantage by emphasizing product quality, global distribution, supply chain efficiency, a broad product line and superior product attributes.  Our principle worldwide competitors include Thermo Fisher Scientific, Inc. and Perkin Elmer.  Corning also faces increasing competition from large distributors that have pursued backward integration or introduced private label products.

Raw Materials

Corning’s production of specialty glasses, ceramics, and related materials requires significant quantities of energy, uninterrupted power sources, certain precious metals, and various batch materials.

Although energy shortages have not been a problem recently, the cost of energy remains volatile.  Corning has achieved flexibility through engineering changes to take advantage of low-cost energy sources in most significant processes.  Specifically, many of Corning’s principal manufacturing processes can be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.  Additionally, in the fourth quarter of 2015, we entered into a 25-year power purchase agreement for solar-generated electricity in which we will purchase 62.5% of the expected output of a solar power facility in North Carolina.  This is a major step in Corning’s commitment to reduce its carbon footprint and continues our long history of being an environmentally conscious company.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff continue to be important to the Company’s growth.  Patents have been granted on many of these inventions in the United States and other countries.  Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments.  Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations.  In 2015, Corning was granted about 420 patents in the U.S. and over 740 patents in countries outside the U.S.

Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting Corning’s innovations.  Corning has historically enforced, and will continue to enforce, its intellectual property rights.  At the end of 2015, Corning and its wholly-owned subsidiaries owned over 7,750 unexpired patents in various countries of which over 3,250 were U.S. patents.  Between 2016 and 2017, approximately 6% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations.  Worldwide, Corning has about 9,170 patent applications in process, with about 2,350 in process in the U.S.  Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting the Company’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 1,430 patents in various countries, of which about 340 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications.  There are six important Display Technologies segment patents set to expire between 2016 and 2018.

The Optical Communications segment has over 2,730 patents in various countries, of which over 1,270 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include: (i) patents relating to optical fiber products including low loss optical fiber, high data rate optical fiber, and dispersion compensating fiber, and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; (iii) patents relating to optical fiber connectors, termination and storage and associated methods of manufacture; and (iv) patents related to distributed communication systems.  There are 10 important Optical Communications segment patents set to expire between 2016 and 2018.

The Environmental Technologies segment has over 690 patents in various countries, of which over 295 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products.  There are 36 important Environmental Technologies segment patents set to expire between 2016 and 2018.

The Specialty Materials segment has over 750 patents in various countries, of which over 360 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include patents relating to protective cover glass, ophthalmic glasses and polarizing dyes, and semiconductor/microlithography optics and blanks, metrology instrumentation and laser/precision optics, glass polarizers, specialty fiber, and refractories.  There are eight important Specialty Materials segment patents set to expire between 2016 and 2018.

The Life Sciences segment has over 540 patents in various countries, of which about 220 are U.S. patents.  No one patent is considered material to this business segment.  Some of the important U.S.-issued patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including multiwell plates and cell culture products, as well as equipment and processes for label independent drug discovery.  There are 31 important Life Sciences segment patents set to expire between 2016 and 2018.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Corning’s principal trademarks include the following:  Corning, Celcor, ClearCurve, DuraTrap, Eagle XG, Epic, Gorilla, HPFS, Pyrex, Steuben, Falcon, SMF-28e, and Willow.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations.  This program has resulted in capital and operating expenditures each year.  In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $14 million in 2015 and are estimated to be $26 million in 2016.

Corning’s 2015 consolidated operating results were charged with approximately $45 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control.  Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2015, Corning had approximately 35,700 full-time employees, including approximately 12,100 employees in the United States.  From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers.  Unions are certified as bargaining agents for approximately 23.1% of Corning’s U.S. employees.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Executive Officers of the Registrant

James P. Clappin   President, Corning Glass Technologies
Mr. Clappin joined Corning in 1980 as a process engineer.  He transitioned to GTE Corporation in 1983 when the Central Falls facility was sold and returned to Corning in 1988.  He began working in the display business in 1994.  Mr. Clappin relocated to Japan in 1996, as plant manager at Corning Display Technologies Shizuoka facility.  In 2002, he was appointed as general manager of CDT worldwide business.  He served as president of Corning Display Technologies from September 2005 through July 2010.  He was appointed president, Corning Glass Technologies, in 2010.  Age 58.

Martin J. Curran   Executive Vice President and Corning Innovation Officer
Mr. Curran joined Corning in 1984 and has held a variety of roles in finance, manufacturing, and marketing.  He has served as senior vice president, general manager for Corning Cable Systems Hardware and Equipment Operations in the Americas, responsible for operations in Hickory, North Carolina; Keller, Texas; Reynosa, Mexico; Shanghai, China; and the Dominican Republic.  Mr. Curran was appointed as Corning’s first innovation officer in August 2012.  Age 57.

Jeffrey W. Evenson   Senior Vice President and Chief Strategy Officer
Dr. Evenson joined Corning in June 2011 as senior vice president and operations chief of staff.  In 2015, he was named Chief Strategy Officer.  He serves on the Management Committee and oversees a variety of strategic programs and growth initiatives.  Prior to joining Corning, Dr. Evenson was a senior vice president with Sanford C. Bernstein, where he served as a senior analyst since 2004.  Before that, Dr. Evenson was a partner at McKinsey & Company, where he led technology and market assessment for early-stage technologies.  Age 50.

Lisa Ferrero   Senior Vice President and Chief Administrative Officer
Ms. Ferrero joined Corning in 1987 as a statistician and held various production management positions until joining Display Technologies in 1995 as a market analyst in Tokyo.  While in Japan, she was appointed export sales manager for Taiwan and Korea.  In 1998, she returned to Corning, N.Y. and was named market development manager.  She was appointed director of strategic marketing, planning, and analysis for Display Technologies in 2000.  In 2002, Ms. Ferrero joined Environmental Technologies as business manager for the heavy-duty diesel business and was named director of the automotive substrates business in 2003.  She was named vice president and deputy general manager, Display Technologies Asia in June 2005.  She served as general manager of Corning Display Technologies from July 2010 through 2015 overseeing operations across four regions:  China, Japan, Taiwan and the U.S.  Ms. Ferrero became senior vice president and chief administrative officer in January 2016.  Age 52.

Clark S. Kinlin   Executive Vice President
Mr. Kinlin joined Corning in 1981 in the Specialty Materials division.  From 1985 to 1995 he worked in the Optical Fiber division.  In 1995, he joined Corning Consumer Products.  In 2000, Mr. Kinlin was named president, Corning International Corporation and, in 2003, he was appointed as general manager for Greater China.  From April 2007 to March 2008, he was chief operating officer, Corning Cable Systems (now Corning Optical Communications) and was named president and chief executive officer in 2008.  He was appointed executive vice president in 2012.  Mr. Kinlin is on the board of Dow Corning Corporation.  Age 56.

Lawrence D. McRae   Vice Chairman and Corporate Development Officer
Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions.  He was appointed vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, senior vice president Strategy and Corporate Development in October 2005, and executive vice president Strategy and Corporate Development in 2010.  He was appointed to his present position in August 2015.  Mr. McRae is on the board of directors of Dow Corning Corporation.  Age 57.

David L. Morse   Executive Vice President and Chief Technology Officer
Dr. Morse joined Corning in 1976 in glass research and worked as a composition scientist in developing and patenting several major products.  He served in a variety of product and materials research and technology director roles and was appointed division vice president and technology director for photonic technology groups beginning in March 1999.  He became director of corporate research, science and technology in December 2001.  He was appointed vice president in January 2003, becoming senior vice president and director of corporate research in 2006.  Dr. Morse was appointed to his current position in May 2012.  He is on the board of Dow Corning Corporation and a member of the National Academy of Engineering and the National Chemistry Board.  Age 63.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Eric S. Musser   Executive Vice President, Corning Technologies and International
Mr. Musser joined Corning in 1986 and served in a variety of manufacturing positions at fiber plants in Wilmington, N.C. and Melbourne, Australia, before becoming manufacturing strategist for the Optical Fiber business in 1996.  Mr. Musser joined Corning Lasertron in 2000 and became president later that year.  He was named director, manufacturing operations for Photonic Technologies in 2002.  In 2003, he returned to Optical Fiber as division vice president, development and engineering and was named vice president and general manager in 2005.  In 2007, he was appointed general manager of Corning Greater China and was named president of Corning International in 2012.  Mr. Musser was appointed executive vice president in 2014.  Age 56.

Christine M. Pambianchi   Senior Vice President, Human Resources
Ms. Pambianchi joined Corning in 2000 as division human resource manager, Corning Optical Fiber, and later was named director, Human Resources, Corning Optical Communications.  She has led the Human Resources function since January 2008 when she was named vice president, Human Resources.  Ms. Pambianchi was appointed to senior vice president, Human Resources, in 2010, and is responsible for leading Corning’s global human resource function.  Age 47.

Mark S. Rogus   Senior Vice President and Treasurer
Mr. Rogus joined Corning in 1996 as manager, Corporate Finance.  In 1999 he was appointed assistant treasurer.  He was appointed as vice president and treasurer in December 2000, responsible for Corning’s worldwide treasury functions, including corporate finance, treasury operations, risk management, investment and pension plans.  He has served as senior vice president and treasurer of Finance since January 2004.  Prior to joining Corning, Mr. Rogus was a senior vice president at Wachovia Bank where he managed the bank’s business development activities in the U.S mid-Atlantic region and Canada for both investment and non-investment grade clients.  Age 56.

Edward A. Schlesinger   Vice President and Corporate Controller
Mr. Schlesinger joined Corning in 2013 as senior vice president and chief financial officer of Corning Optical Communications.  He led the Finance function for Corning Optical Communications and served on the Communications Leadership Team.  He was named vice president and corporate controller in September 2015, and appointed principal accounting officer in December 2015.  Prior to joining Corning, Mr. Schlesinger served as Vice President, Finance and Sector Chief Financial Officer for two of Ingersoll Rand’s business segments.  Mr. Schlesinger has a financial career that spans more than 20 years garnering extensive expertise in technical financial management and reporting.  Age 48.

Lewis A. Steverson   Senior Vice President and General Counsel
Mr. Steverson joined Corning in June 2013 as senior vice president and general counsel.  Prior to joining Corning, Mr. Steverson served as senior vice president, general counsel, and secretary of Motorola Solutions, Inc.  During his 18 years with Motorola, he held a variety of legal leadership roles across the company’s numerous business units.  Prior to Motorola, Mr. Steverson was in private practice at the law firm of Arnold & Porter.  Age 52.

R. Tony Tripeny   Senior Vice President and Chief Financial Officer
Mr. Tripeny joined Corning in 1985 as the corporate accounting manager of Corning Cable Systems, and became the Keller, Texas facility’s plant controller in 1989.  In 1993, he was appointed equipment division controller of Corning Cable Systems and, in 1996 corporate controller.  Mr. Tripeny was appointed chief financial officer of Corning Cable Systems in July 2000.  In 2003, he took on the additional role of Telecommunications group controller.  He was appointed division vice president, operations controller in August 2004, vice president, corporate controller in October 2005, and senior vice president and principal accounting officer in April 2009.  Mr. Tripeny was appointed to his current position as senior vice president and chief financial officer in September 2015.  He is a member of the board of directors of Hardinge, Inc.  Age 56.

Wendell P. Weeks   Chairman, Chief Executive Officer and President
Mr. Weeks joined Corning in 1983.  He was named vice president and general manager of the Optical Fiber business in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president in 1999, and president, Corning Optical Communications in 2001.  Mr. Weeks was named president and chief operating officer of Corning in 2002, president and chief executive officer in 2005 and chairman and chief executive officer on April 26, 2007.  He added the title of president in December 2010.  Mr. Weeks is a director of Merck & Co. Inc. and Amazon.com, Inc.  Mr. Weeks has been a member of Corning’s Board of Directors since 2000.  Age 56.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Document Availability

A copy of Corning’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Corporate Secretary, Corning Incorporated, One Riverfront Plaza, Corning, NY 14831.  The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations page on Corning’s website at www.corning.com.  The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

As a global company, we face many risks which could adversely impact our ongoing operations and reported financial results

We are a global company and derive a substantial portion of our revenues from, and have significant operations, outside of the United States.  Our international operations include manufacturing, assembly, sales, research and development, customer support, and shared administrative service centers.

Compliance with laws and regulations increases our costs.  These laws and regulations include U.S. laws and local laws which include data privacy requirements, employment and labor laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions and export requirements.  Non-compliance or violations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business.  Such violations could result in prohibitions on our ability to offer our products and services in one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.  Our success depends, in part, on our ability to anticipate and manage these risks.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Our sales could be negatively impacted by the actions of one or more key customers, or the circumstances to which they are subject, leading to the substantial reduction in orders for our products

In 2015, Corning’s ten largest customers accounted for 45% of our sales.

A relatively small number of customers accounted for a high percentage of net sales in our reportable segments.  For 2015, three customers of the Display Technologies segment accounted for 62% of total segment net sales when combined.  In the Optical Communications segment in 2015, two customers accounted for 22% of total segment net sales when combined.  In the Environmental Technologies segment in 2015, three customers accounted for 86% of total segment sales in aggregate.  In the Specialty Materials segment, three customers accounted for 56% of total segment sales in 2015 when combined.  In the Life Sciences segment, two customers accounted for 46% of total segment sales in 2015 in aggregate.  As a result of mergers and consolidations between customers, Corning’s customer base could become more concentrated.

Our Optical Communications segment customers’ purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy.  Sales in the Optical Communications segment are expected to be impacted by the pace of fiber-to-the-premises deployments and data center expansions.  Our sales will be dependent on planned targets for homes passed and connected and construction of new and/or expansion of existing data centers.  Changes in our customers’ deployment plans could adversely affect future sales.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

We face pricing pressures in each of our businesses that could adversely affect our financial performance

We face pricing pressure in each of our businesses as a result of intense competition, emerging technologies, or over-capacity.  We may not be able to achieve proportionate reductions in costs or sustain our current rate of cost reduction to offset pricing pressures.  We anticipate pricing pressures will continue in the future in all our businesses.

Any of these items could cause our sales, profitability and cash flows to be significantly reduced.

We face risks due to foreign currency fluctuations

Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, New Taiwan dollar, South Korean won, and euro, will significantly impact our sales, profit and cash flows.  Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the U.S. dollar and Japanese yen.  Sales in our Display Technologies segment, representing 34% of Corning’s sales in 2015, are denominated in Japanese yen.  Corning hedges significant translation, transaction and balance sheet currency exposures and uses a variety of derivative instruments to reduce the impact of foreign currency fluctuations associated with certain monetary assets and liabilities as well as operating results including our net profits.

A large portion of our sales, profit and cash flows are transacted in non-U.S. dollar currencies and we expect that we will continue to realize gains or losses with respect to these exposures, net of gains or losses from our hedging programs.  For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures or should we elect not to hedge certain foreign currency exposures.  Alternatively, we may experience gains or losses if the underlying exposure which we have hedged change (increases or decreases) and we are unable to reverse, unwind, or terminate the hedges concurrent with the change in the underlying notional exposure.  The objective of our hedging activities is to mitigate the risk associated with foreign currency exposures.  We are also exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  Neither we nor our counterparties are required to post collateral for these financial instruments.  Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors.  All of these factors could materially impact our results of operations, anticipated future results, financial position and cash flows, the timing of which is variable and generally outside of our control.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2015, Corning had goodwill and other intangible assets of $2,086 million.  In the fourth quarter of 2015, we recorded a charge of $29 million for the impairment of goodwill resulting from a small acquisition in 2014.  While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that additional impairment charges in the future will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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
•
changes to our assessment about the realizability of our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business;

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

We may experience difficulties in enforcing our intellectual property rights, which could result in loss of market share, and we may be subject to claims of infringement of the intellectual property rights of others

We rely on patent and trade secret laws, copyright, trademark, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights.  Despite our efforts, these protections may be limited and we may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses.  We cannot provide assurance that the patents that we hold or may obtain will provide meaningful protection against our competitors.  Changes in or enforcement of laws concerning intellectual property, worldwide, may affect our ability to prevent or address the misappropriation of, or the unauthorized use of, our intellectual property, potentially resulting in loss of market share.  Litigation may be necessary to enforce our intellectual property rights.  Litigation is inherently uncertain and outcomes are often unpredictable.  If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

We face risks through equity affiliates that we do not control

Corning’s net income includes equity earnings from affiliated companies.  For the year ended December 31, 2015, we recognized $299 million of equity earnings, of which approximately 94% came from Dow Corning (which makes silicone and high purity polycrystalline products).

On December 11, 2015, Corning announced its intention to exchange its 50% equity interest in Dow Corning for 100% of the stock of a newly formed entity that will become a wholly-owned subsidiary of Corning Incorporated.  The newly formed entity will hold approximately 40% ownership in Hemlock Semiconductor Group and approximately $4.8 billion in cash.  Upon completion of this strategic realignment, which is expected to close during the first half of 2016, Dow Chemical, an equal owner of Dow Corning with Corning since 1943, will assume 100% ownership of Dow Corning.

Going forward, we face the risk that our other equity investments may not perform at the levels expected.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards or regulations may adversely affect us.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Moreover, several of our related partners are domiciled in areas of the world with laws, rules and business practices that differ from those in the United States, and we face the reputational and legal risk that our related partners may violate applicable laws, rules and business practices.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

We use electronic IT in our manufacturing processes and operations and other aspects of our business.  Our IT systems may be vulnerable to disruptions from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions.  A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets.  Such disruptions or security breaches could result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We operate approximately 89 manufacturing plants and processing facilities in 17 countries, of which approximately 34% are located in the U.S.  We own 75% of our executive and corporate buildings, which are mainly located in and around Corning, New York.  We also own approximately 94% of our research and development facilities and the majority of our manufacturing facilities.  We own approximately 72% of our sales and administrative facilities.  The remaining facilities are leased.

For the years ended 2015, 2014 and 2013, we invested a total of $3.3 billion, primarily in facilities outside of the U.S. in our Display Technologies segment.  Of the $1.3 billion spent in 2015, over $781 million were for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 36.3 million square feet.  Distribution of this total area follows:
(million square feet)	Total	Domestic	Foreign

Manufacturing	29.5	7.6	21.9
Sales and administrative	2.3	1.9	0.4
Research and development	2.2	1.9	0.3
Warehouse	2.3	1.7	0.6

Total	36.3	13.1	23.2

Total assets and capital expenditures by operating segment are included in Note 20 (Reportable Segments) to the Consolidated Financial Statements.  Information concerning lease commitments is included in Note 14 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Item 3.  Legal Proceedings

Dow Corning Corporation. Corning and Dow Chemical each own 50% of the common stock of Dow Corning.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of December 31, 2015, Dow Corning had recorded a reserve for breast implant litigation of $291 million.  See Note 7 (Investments) to the Consolidated Financial Statements for additional detail.

Other Dow Corning Claims Arising From Bankruptcy Proceedings

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of December 31, 2015, Dow Corning has estimated the liability to commercial creditors to be within the range of $104 million to $341 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $104 million, net of applicable tax benefits.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Dow Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

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

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).  On September 30, 2014, the United States District Court for the Western District of Pennsylvania (the “District Court”) affirmed the Bankruptcy Court’s decision confirming the Amended PCC Plan.  On October 30, 2014, one of the objectors to the Plan appealed the District Court’s affirmation of the Plan to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”).  On January 6, 2016, all pending appeals of the Plan were withdrawn and Corning expects that the Plan will become effective in April 2016.

Under the Plan as affirmed by the Bankruptcy Court and affirmed by the District Court, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value.  Corning will contribute its equity interest in PCC and PCE on the Plan’s Funding Effective Date, which is expected to occur in June 2016.  Corning has the option to use its common stock rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Plan requires Corning to make: (1) one payment of $70 million one year from the date the Plan becomes effective and certain conditions are met; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,300 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case (the “non-PCC asbestos claims”).  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos claims (the “Stay”).  The Stay remains in place as of the date of this filing; however, given that the Amended PCC Plan is now affirmed by the District Court and the Third Circuit Court of Appeals, Corning anticipates the Stay will be lifted in the second half of 2016.  These non-PCC asbestos claims have been covered by insurance without material impact to Corning to date.  As of December 31, 2015, Corning had received for these claims approximately $19 million in insurance payments.  When the Stay is lifted, these non-PCC asbestos claims will be allowed to proceed against Corning.  In prior periods, Corning recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos claims.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $678 million at December 31, 2015, compared with an estimate of liability of $681 million at December 31, 2014.  The $678 million liability is comprised of $238 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos claims, all referenced in the preceding paragraphs.  With respect to the PCE liability, at December 31, 2015 and 2014, the fair value of $238 million and $241 million of our interest in PCE significantly exceeded its carrying value of $154 million and $162 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC asbestos claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the Stay issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  For the years ended December 31, 2015 and 2014, Corning recorded asbestos litigation income of $15 million and expense of $9 million, respectively.  At December 31, 2015, $440 million of the obligation, consisting of the $290 million for the fixed series of payments and $150 million for the non-PCC asbestos claims, is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective.  The amount of the obligation related to the fair value of PCE, $238 million, was reclassified to a current liability in the fourth quarter of 2015, as the contribution of the assets is expected to be made within the next twelve months.

Non-PCC Asbestos Claims Insurance Litigation

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

Environmental Litigation.  Corning has been named by the United States Environmental Protection Agency (the “EPA”) under the Superfund Act or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the EPA, are jointly and severally liable for the cost of cleanup unless the EPA agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2015 and 2014, Corning had accrued approximately $37 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Chinese Anti-Dumping Investigation Involving Optical Fiber Preforms Produced in the United States.  On March 19, 2014, the Chinese Ministry of Commerce (“MOFCOM”) initiated an anti-dumping investigation involving optical fiber preforms originating in the United States and Japan.  On July 23, 2015, MOFCOM announced its Final Determination that included a dumping margin of 41.79% against Corning.  The company is evaluating its options to appeal MOFCOM’s decision.

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

Item 4.  Mine Safety Disclosure

None.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

The following table sets forth the high and low sales price of Corning’s common stock as reported on the New York Stock Exchange Composite Tape.
	First quarter	Second quarter	Third quarter	Fourth quarter
2015
Price range
High	$25.16	$22.98	$20.02	$19.29
Low	$21.89	$19.57	$15.24	$16.36
2014
Price range
High	$20.99	$22.20	$22.37	$23.52
Low	$16.55	$20.17	$19.23	$17.03

As of December 31, 2015, there were approximately 16,622 registered holders of common stock and approximately 492,337 beneficial shareholders.

On February 3, 2016, Corning’s Board of Directors declared a 12.5% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.12 to $0.135 per share of common stock, beginning with the dividend to be paid in the first quarter of 2016.  This increase marks the fifth dividend increase since October 2011.  The Board previously increased the quarterly dividend 20%, from $0.10 to $0.12, on December 3, 2014.  The Company paid four quarterly dividends of $0.12 during the year ended December 31, 2015 and paid four quarterly dividends of $0.10 during the year ended December 31, 2014.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2015:

Issuer Purchases of Equity Securities
Period	Number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1-31, 2015	54,513,746	$18.77	54,500,524	$4,521,528,007
November 1-30, 2015	10,654	$18.82		$4,521,528,007
December 1-31, 2015	141,145	$18.42		$4,521,528,007
Total at December 31, 2015	54,665,545	$18.77	54,500,524	$4,521,528,007

(1)
These columns reflect the following transactions during the fourth quarter of 2015:  (i) the deemed surrender to us of 86,015 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 79,006 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 54,500,524 shares of common stock in conjunction with the repurchase programs announced on July 15, 2015.

(2)
On July 15, 2015, Corning’s Board of Directors authorized the repurchase of up to $2 billion worth of shares of common stock between the date of announcement and December 31, 2016.  On October 26, 2015, Corning’s Board of Directors supplemented this program with the authorization to repurchase an additional $4 billion worth of shares of common stock.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Item 6.  Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)
	Years ended December 31,
	2015	2014	2013	2012	2011

Results of operations

Net sales	$9,111	$9,715	$7,819	$8,012	$7,890
Research, development and engineering expenses	$769	$815	$710	$769	$668
Equity in earnings of affiliated companies	$299	$266	$547	$810	$1,471
Net income attributable to Corning Incorporated	$1,339	$2,472	$1,961	$1,636	$2,817

Earnings per common share attributable to Corning Incorporated:
Basic	$1.02	$1.82	$1.35	$1.10	$1.80
Diluted	$1.00	$1.73	$1.34	$1.09	$1.78

Cash dividends declared per common share	$0.36	$0.52	$0.39	$0.32	$0.23
Shares used in computing per share amounts:
Basic earnings per common share	1,219	1,305	1,452	1,494	1,562
Diluted earnings per common share	1,343	1,427	1,462	1,506	1,583

Financial position

Working capital	$5,455	$7,914	$7,145	$7,739	$6,580
Total assets	$28,547	$30,063	$28,478	$29,375	$27,848
Long-term debt	$3,910	$3,227	$3,272	$3,382	$2,364
Total Corning Incorporated shareholders’ equity	$18,788	$21,579	$21,162	$21,486	$21,078

Selected data

Capital expenditures	$1,250	$1,076	$1,019	$1,801	$2,432
Depreciation and amortization	$1,184	$1,200	$1,002	$997	$957
Number of employees	35,700	34,600	30,400	28,700	28,800

Reference should be made to the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

OVERVIEW

Strategy and Capital Allocation Framework

In October 2015, Corning announced a new strategy and capital allocation framework that reflects the company’s financial and operational strengths, as well as its ongoing commitment to increasing shareholder value.

Our probability of success increases as we invest in our world-class capabilities.  Over the next four years, Corning will concentrate approximately 80% of its research, development and engineering investment and capital spending on a cohesive set of three core technologies, four manufacturing and engineering platforms, and five market-access platforms.  This strategy will allow us to quickly apply our talents and repurpose our assets as needed.

Our financial strength also allows us to increase our return to shareholders. Through 2019, we expect to generate and deploy over $20 billion in cash and to return more than $10 billion to shareholders through share repurchases and dividends. As a result, we expect to increase our dividend per common share by at least 10% annually through 2019.

Investing in our Future

Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  Our spending level for research, development and engineering remained consistent at 8% of sales in the year ended December 31, 2015 when compared to the year ended December 31, 2014.  We continue to maintain our innovation strategy focusing on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  We continue to work on new products, including glass substrates for high-performance displays and LCD applications, precision glass for advanced displays, emission control products for cars, trucks, and off-road vehicles, products that accelerate drug discovery and manufacturing and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems.  We have also focused our research, development and engineering spending to support the advancement of new product attributes for our Corning Gorilla Glass suite of products, including Gorilla Glass® in automotive and architectural markets.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic and architectural applications.

2015 Results

The global economic headwinds, the continued softening in the television and consumer electronic device retail markets and the negative impact of the strengthening of the U.S. dollar negatively impacted Corning in 2015, resulting in lower net sales and net income when compared to results in 2014.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Net sales in the year ended December 31, 2015 were $9,111 million, a decrease of $604 million, or 6%, when compared to the year ended December 31, 2014.  Sales in our Optical Communications segment increased by $328 million, or 12%, but were more than offset by declines in our other segments.  The increase in sales in the Optical Communications segment was due to an increase in volume in North America in both carrier network and enterprise network products and the impact of several acquisitions completed in 2015.  The decrease in sales of $765 million, or 20%, in the Display Technologies segment was the most significant segment decline, and was driven by the depreciation of the Japanese yen versus the U.S. dollar in the amount of $446 million and price declines in the low-teens in percentage terms, partially offset by a mid-single digit increase in volume.

For the year ended December 31, 2015, we generated net income of $1.3 billion, or $1.00 per share, compared to net income of $2.5 billion, or $1.73 per share, for 2014.  When compared to last year, the decrease in net income was due to the following items (amounts presented after tax):

•	The decrease in the unrealized gains from our foreign currency hedges related to translated earnings in the amount of $1,054 million;
•
A decrease in net income of $301 million in the Display Technologies segment, driven by price declines in the low-teens in percentage terms more than offsetting a mid-single digit percentage increase in volume, continued softening in the television and IT retail markets and the impact of the change in the fair value of the contingent consideration resulting from the acquisition of Corning Precision Materials in the amount of $184 million;

•	The increase of $81 million in our defined benefit pension plans mark-to-market loss, driven by lower returns on our U.S. pension assets; and
•	The absence of a gain of $38 million recorded in 2014 related to the settlement of an intellectual property dispute.

The decrease in net income for the year ended December 31, 2015 was partially offset by the following items:

•	The positive change in the amounts recorded related to tax law changes and valuation allowance adjustments of $204 million;
•
An increase of $43 million in the Optical Communications segment, due to higher sales volume for both carrier and enterprise network products, the favorable impact of several acquisitions completed this year and manufacturing efficiencies gained through cost reductions; and

•	An increase in equity earnings of $33 million, driven by higher earnings at Dow Corning.

The translation impact of fluctuations in foreign currency exchange rates negatively affected Corning’s consolidated net income in the year ended December 31, 2015 in the amount of $294 million when compared to 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency translation hedges related to translated earnings of $186 million.

2016 Corporate Outlook

In 2016, Corning expects its Display Technologies segment to experience continued moderate sequential LCD glass price declines and glass volume growth in the mid-single digit percentage year over year, in line with total glass demand growth.  We anticipate that a rise in global demand for Corning’s carrier and enterprise network products will drive an increase in sales of a mid-single digit percentage in our Optical Communications segment, and that an increase in Corning Gorilla Glass and advanced optics volume will drive sales growth in the low-teens on a percentage basis in our Specialty Materials segment.  We expect sales in our Environmental Technologies segment to be down slightly for the year, driven by lower year-over-year demand for heavy-duty diesel products.  And we expect to continue the execution of our strategy and capital allocation framework begun in the fourth quarter of 2015, under which we plan to grow and sustain our leadership position in the markets in which we operate and return more than $10 billion to shareholders through 2019.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

RESULTS OF OPERATIONS

Selected highlights from our continuing operations follow (in millions):
	2015	2014	2013	% change
				15 vs. 14	14 vs. 13

Net sales	$9,111	$9,715	$7,819	(6)	24

Gross margin	$3,653	$4,052	$3,324	(10)	22
(gross margin %)	40%	42%	43%

Selling, general and administrative expenses	$1,523	$1,211	$1,126	26	8
(as a % of net sales)	17%	12%	14%

Research, development and engineering expenses	$769	$815	$710	(6)	15
(as a % of net sales)	8%	8%	9%

Restructuring, impairment and other charges		$71	$67	*	6
(as a % of net sales)		1%	1%

Equity in earnings of affiliated companies	$299	$266	$547	12	(51)
(as a % of net sales)	3%	3%	7%

Transaction-related gain, net		$74		*	*
(as a % of net sales)		1%

Foreign currency hedge gain, net	$85	$1,411	$622	(94)	127
(as a % of net sales)	1%	15%	8%

Income before income taxes	$1,486	$3,568	$2,473	(58)	44
(as a % of net sales)	16%	37%	32%

Provision for income taxes	$(147)	$(1,096)	$(512)	(87)	114
(as a % of net sales)	(2)%	(11)%	(7)%

Net income attributable to Corning Incorporated	$1,339	$2,472	$1,961	(46)	26
(as a % of net sales)	15%	25%	25%

*	Percent change not meaningful.

Net Sales

The following table presents net sales by reportable segment (in millions):
	Year ended December 31,			% Change	% Change
	2015	2014	2013	15 vs. 14	14 vs. 13
Display Technologies	$3,086	$3,851	$2,545	(20)%	51%
Optical Communications	2,980	2,652	2,326	12%	14%
Environmental Technologies	1,053	1,092	919	(4)%	19%
Specialty Materials	1,107	1,205	1,170	(8)%	3%
Life Sciences	821	862	851	(5)%	1%
All Other	64	53	8	21%	563%
Total net sales	$9,111	$9,715	$7,819	(6)%	24%

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

For the twelve months ended December 31, 2015, net sales decreased by $604 million, or 6%, when compared to the same period in 2014.  Driving the decline in net sales are the following items:

•
A decrease of $765 million in the Display Technologies segment, driven by the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $446 million, and price declines in the low-teens on a percentage basis.  Although volume increased in the mid-single digits in percentage terms, growth was muted somewhat by weakness in demand for televisions, computer monitors and mobile computing products;

•
A decrease in the Environmental Technologies segment of $39 million, driven by the translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, of $57 million and lower sales of light duty diesel products in Europe, partially offset by higher volume for heavy-duty diesel and light-duty substrate products;

•	A decrease of $98 million in the Specialty Materials segment, driven primarily by a decline in advanced optics sales; and
•	A decrease of $41 million in the Life Sciences segment due to the impact of unfavorable movements in foreign exchange rates of $43 million.

An increase of $328 million in the Optical Communications segment slightly offset the decline in sales.  The increase was driven by higher sales of enterprise network products, up $170 million, due to an acquisition completed in the first quarter of 2015 and an increase in data center products sales.  Sales of carrier network products also increased by $158 million driven by growth in fiber-to-the-home products in North America and the impact of two small acquisitions completed in the first quarter of 2015.

In the year ended December 31, 2015, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen and the euro, negatively affected Corning’s consolidated net sales in the amount of $663 million when compared to the same period in 2014.

Corning’s net sales in the year ended December 31, 2014 improved in all of our segments, increasing by $1,896 million to $9,715 million, when compared to the same period in 2013, driven by the following events:

•
Display Technologies increased by $1.3 billion, due to the consolidation of Corning Precision Materials, which increased sales by $1.8 billion, and an increase in volume that was slightly more than 10% in percentage terms, partially offset by price declines in the mid-teens on a percentage basis and the negative impact of the Japanese yen versus the U.S. dollar exchange rate in the amount of $373 million;

•
Optical Communications increased by $326 million, driven by an increase in sales of carrier network products in the amount of $254 million, largely due to growth in North America and Europe, the impact of a full year of sales from a small acquisition and the consolidation of an investment due to a change in control that occurred at the end of the second quarter of 2013, which added $53 million, and an increase of $72 million in enterprise network products.  These increases were offset slightly by a $52 million decrease in optical fiber sales in China;

•
An increase of $173 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy-duty diesel products, driven by new governmental regulations in Europe and China, and increased demand for Class 8 vehicles in North America.  Automotive substrate sales were also strong, increasing 9%, due to increased demand in Europe and China;

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

In the year ended December 31, 2014, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen, negatively affected Corning’s consolidated net sales in the amount of $347 million when compared to the same period in 2013.

In 2015, 2014 and 2013, sales in international markets accounted for 70%, 77% and 74%, respectively, of total net sales.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Gross Margin

In the year ended December 31, 2015, gross margin dollars and gross margin as a percentage of net sales both declined when compared to the same period last year, declining $399 million and 2%, respectively.  The negative impact of the depreciation of the Japanese yen versus the U.S. dollar in the amount of $368 million and price declines in the Display Technologies segment in the low teens in percentage terms drove the decrease, but were partially offset by cost reductions and the impact of several small acquisitions in the Optical Communications segment, improvements in manufacturing performance in the Display Technologies and Specialty Materials segments and lower acquisition-related and restructuring costs.  Additionally, our Emerging Innovation Group and Corning Pharmaceutical Technologies business added $26 million in gross margin dollars in 2015, reflecting the growing significance of new business development.

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

Selling, General and Administrative Expenses

In the twelve months ended December 31, 2015, selling, general and administrative expenses increased by $312 million when compared to the same period in 2014, driven primarily by an increase of $133 million in our defined benefit pension plans mark-to-market loss, the absence of the positive impact of a contingent consideration fair value adjustment of $249 million recorded in 2014 and an increase in spending in the Optical Communications segment driven by several acquisitions completed in 2015.  Offsetting these increases somewhat were a decrease in variable compensation, lower spending in the Display Technologies and Specialty Materials segments and a decline in acquisition-related and post-combination expenses, which were higher last year due to additional costs incurred related to the acquisition of the remaining equity interests of Samsung Corning Precision Materials.  When compared to the same period last year, as a percentage of net sales, selling, general and administrative expenses increased driven by lower net sales in 2015.

Selling, general and administrative expenses for the year ended December 31, 2014 increased by $85 million when compared to 2013.  The increase was largely driven by the consolidation of Corning Precision Materials, which added $90 million, an increase in pension expense of approximately $27 million, an increase of $38 million in share-based and performance-based compensation expenses and an increase of approximately $90 million in acquisition-related costs, including $72 million of post-combination compensation expense, offset somewhat by the positive impact of a contingent consideration fair value adjustment of $249 million.  As a percentage of net sales, selling, general and administrative expenses were 12%, considerably lower than the same period in 2013, largely due to the contingent consideration fair value adjustment more than offsetting the increase in Selling, general and administrative expenses resulting from the acquisition of Samsung Corning Precision Materials.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

For the year ended December 31, 2015, research, development and engineering expenses decreased by $46 million when compared to the same period last year, driven by lower variable compensation and a decrease in the Display Technologies and Specialty Materials segments.  As a percentage of net sales, research, development and engineering expenses remained consistent with the same period in 2014.

For the year ended December 31, 2014, research, development and engineering expenses increased by $105 million when compared to the same period last year, driven by the consolidation of Corning Precision Materials, which added $69 million, an increase of approximately $30 million in new business development spending and $20 million of additional pension expense.  We continue to focus on new product development in areas such as glass substrates for high performance displays in our Display Technologies segment, wireless solutions for diverse venue applications in the Optical Communications segment and advancement of new product attributes for our Corning Gorilla Glass suite of products in our Specialty Materials segment.  As a percentage of net sales, research, development and engineering expenses declined slightly, from 9% in 2013 to 8% in 2014, reflecting cost control measures implemented in 2014.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Restructuring, Impairment, and Other Charges

Corning recorded restructuring, impairment, and other charges and credits in 2014 and 2013, which affect the comparability of our results for the periods presented.  Additional information on restructuring and asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements.  A description of those charges and credits follows:

2015 Activity

For the year ended December 31, 2015, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were $40 million.

2014 Activity

For the year ended December 31, 2014, we recorded charges of $71 million for workforce reductions, asset disposals and write-offs, and exit costs for restructuring activities with total cash expenditures of approximately $39 million.  Annualized savings from these actions are estimated to be approximately $94 million and will be reflected largely in selling, general and administrative expenses.

2013 Activity

To better align our 2014 cost position in several of our businesses, Corning implemented a global restructuring plan within several of our segments in the fourth quarter of 2013, consisting of workforce reductions, asset disposals and write-offs, and exit costs.  We recorded charges of $67 million, before tax, associated with these actions.  Cash expenditures were approximately $35 million.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity earnings of affiliated companies (in millions):
	Years ended December 31,
	2015	2014	2013

Samsung Corning Precision Materials			$320
Dow Corning	$281	$252	196
All other	18	14	31
Total equity earnings	$299	$266	$547

Equity earnings of affiliated companies increased by $33 million in the twelve months ended December 31, 2015, when compared to the same period in 2014, reflecting the increase in equity earnings from Dow Corning.

Equity earnings of affiliated companies decreased by $281 million in the twelve months ended December 31, 2014, when compared to the same period in 2013, reflecting the acquisition and consolidation of Samsung Corning Precision Materials, offset somewhat by an increase in equity earnings from Dow Corning.

Dow Corning

The following table provides a summary of equity earnings from Dow Corning, by component (in millions):
	Year ended December 31,
	2015	2014	2013
Silicones	$160	$653	$166
Polysilicon (Hemlock Semiconductor Group)	121	(401)	30
Total Dow Corning	$281	$252	$196

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of December 31, 2015, Dow Corning had recorded a reserve for breast implant litigation of $291 million.  See Note 7 (Investments) to the Consolidated Financial Statements and Part II – Item 3. Legal Proceedings for additional detail.

On December 11, 2015, Corning announced its intention to exchange its 50% equity interest in Dow Corning Corporation for 100% of the stock of a newly formed entity that will become a wholly-owned subsidiary of Corning.  The newly formed entity will hold approximately 40% ownership in Hemlock Semiconductor Group and approximately $4.8 billion in cash.  Upon completion of this strategic realignment, which is expected to close during the first half of 2016, Dow Chemical, an equal owner of Dow Corning with Corning since 1943, will assume 100% ownership of Dow Corning.

2015 vs. 2014
Equity earnings from Dow Corning increased by $29 million in the twelve months ended December 31, 2015, when compared to the same period in 2014, driven by the following items:

•	A decrease in equity earnings from the silicones business of $493 million, driven by the following items:
o	The absence of the gain resulting from the reduction of the Implant Liability in the amount of $393 million;
o	The absence of $46 million of favorable tax adjustments recorded in 2014;
o	The negative impact of the change in the mark-to-market of a derivative instrument in the amount of $56 million ($43 million loss in 2015 compared to $13 million gain in 2014); and
o	Lower volume and unfavorable movements in foreign exchange rates.
•
A significant increase in equity earnings from the polysilicon business in the amount of $522 million, driven by the absence of the $465 million charge for the abandonment of a polycrystalline silicon plant expansion recorded in 2014 and an increase in Corning’s share of settlements of long-term sales agreements in the amount of $40 million ($49 million in the first quarter of 2015 compared to $9 million in the first quarter of 2014), partially offset by lower volume.

2014 vs. 2013
Equity earnings from Dow Corning increased by $56 million in the twelve months ended December 31, 2014, when compared to the same period in 2013, driven by the following items:

•
An increase in equity earnings of $487 million in the silicones segment, driven by the gain resulting from the reduction of the Implant Liability in the amount of $393 million, favorable tax adjustments in the amount of $46 million and a decrease in tax expense, offset somewhat by a $5 million decrease in the amount of gains recorded on the mark-to-market of a derivative instrument; and

•
A decrease in equity earnings of $431 million in the polysilicon segment, driven by Corning’s share of Dow Corning’s charge for the abandonment of a polycrystalline silicon plant expansion in the amount of $465 million, offset slightly by higher volume, the absence of $11 million in restructuring charges incurred in the first half of 2013, a gain in the amount of $6 million related to energy tax credits and the settlement of a long-term sales agreement in the first quarter of 2014 in the amount of $9 million.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Foreign Currency Hedge Gain, Net

Included in the line item Foreign currency hedge gain, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won and euro against the U.S. dollar and its impact on our net earnings, as well as other foreign exchange hedges that limit exposures to foreign functional currency fluctuations.  The following tables provide detailed information on the impact of our foreign currency hedge gains and losses:
	Year ended December 31, 2015		Year ended December 31, 2014		Change 2015 vs. 2014
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains, net	$653	$410	$274	$224	$379	$186
Unrealized (losses) gains	(573)	(362)	1,095	692	(1,668)	(1,054)
Total translated earnings contract gain	80	48	1,369	916	(1,289)	(868)
Foreign currency hedges, other	5	3	42	27	(37)	(24)
Foreign Currency Hedge Gain, Net	$85	$51	$1,411	$943	$(1,326)	$(892)

	Year ended December 31, 2014		Year ended December 31, 2013		Change 2014 vs. 2013
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains, net	$274	$224	$67	$55	$207	$169
Unrealized gains	1,095	692	368	232	727	460
Total translated earnings contract gain	1,369	916	435	287	934	629
Foreign currency hedges, other	42	27	187	118	(145)	(91)
Foreign Currency Hedge Gain, Net	$1,411	$943	$622	$405	$789	$538

The gross notional value outstanding for our foreign currency hedges related to translated earnings at December 31, 2015 is $11.9 billion, and is comprised of the following:  1) Japanese yen-denominated hedges - $8.3 billion; 2) South Korean won-denominated hedges - $3.3 billion; and 3) euro-denominated hedges - $345 million.

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates negatively affected Corning’s Income before income taxes in the year ended December 31, 2015 in the amount of $388 million when compared to 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency translation hedges related to translated earnings of $379 million.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (dollars in millions):
	Years ended December 31,
	2015	2014	2013
Provision for income taxes	$147	$1,096	$512
Effective tax rate	9.9%	30.7%	20.7%

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

The effective income tax rate for 2015 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax;
•	$63 million tax expense for unrecognized tax benefit primarily for positions taken related to net transfer pricing adjustments (offset with benefit for competent authority relief); and
•
$100 million tax benefit primarily related to change in judgment on the realizability of Germany and Japan deferred tax assets which is partially offset with tax expense from U.S. state and China deferred tax allowances increases.

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

Partially offsetting the benefits above is a $177 million charge attributable to a change in judgment on the realizability of certain foreign deferred tax assets in Germany and Japan.

Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss and state tax net operating loss carryforwards, as well as other foreign net operating loss carryforwards, because we cannot conclude that it is more likely than not that we will earn income of the character or amount required to utilize these assets before they expire.  The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2015 and 2014 was $238 million and $298 million, respectively.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of an immaterial amount of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws, derivative contract settlements or the development of tax planning ideas that allow us to repatriate earnings at minimal or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  As of December 31, 2015, taxes have not been provided on approximately $11 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

Our foreign subsidiary in Taiwan operates under various tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of such arrangements phase out through 2018.  The impact of the tax holidays on our effective rate is a reduction in the rate of 0.5, 0.4 and 1.2 percentage points for 2015, 2014 and 2013, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements for further details regarding income tax matters.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):
	Years ended December 31,
	2015	2014	2013

Net income attributable to Corning Incorporated	$1,339	$2,472	$1,961
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$1,241	$2,378	$1,961
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$1,339	$2,472	$1,961
Basic earnings per common share	$1.02	$1.82	$1.35
Diluted earnings per common share	$1.00	$1.73	$1.34
Shares used in computing per share amounts
Basic earnings per common share	1,219	1,305	1,452
Diluted earnings per common share	1,343	1,427	1,462

(1)	Refer to Note 18 (Earnings per Common Share) to the Consolidated Financial Statements for additional information.

Comprehensive Income

	Years ended December 31,
(In millions)	2015	2014	2013

Net income attributable to Corning Incorporated	$1,339	$2,472	$1,961

Foreign currency translation adjustments and other	(590)	(1,073)	(682)
Net unrealized gains (losses) on investments	1	(1)	2
Unamortized gains (losses) and prior service (costs) credits for postretirement benefit plans	121	(281)	392
Net unrealized (losses) gains on designated hedges	(36)	4	(24)
Other comprehensive loss, net of tax (Note 17)	(504)	(1,351)	(312)

Comprehensive income attributable to Corning Incorporated	$835	$1,121	$1,649

2015 vs. 2014
For the year ended December 31, 2015, comprehensive income decreased by $286 million when compared to the same period in 2014, driven by a decrease of $1,133 million in net income attributable to Corning Incorporated, offset by the positive impact of the change in foreign currency translation adjustments and the increase in unamortized gains for postretirement benefit plans.

The decrease in the loss on foreign currency translation adjustments for the year ended December 31, 2015 in the amount of $483 million (after-tax) was driven by the following items:  1) the decrease in the loss in the translation of Corning’s consolidated subsidiaries in the amount of $334 million;  2) the decrease in the loss in the translation of Corning’s equity method investments in the amount of $13 million; and 3) the absence of the reclassification of a gain to net income in 2014 in the amount of $136 million related to the acquisition of Samsung Corning Precision Materials.

The increase in unamortized gains for postretirement benefit plans in the amount of $402 million (after-tax) is due to the following:  1) the increase in the reclassification to the income statement of $81 million of actuarial losses in our defined benefit pension plans, largely driven by lower investment returns; 2) a decrease in actuarial losses of $119 million; and 3) the increase in actuarial gains of $202 million from our equity affiliate Dow Corning.

2014 vs. 2013
For the year ended December 31, 2014, comprehensive income decreased by $528 million when compared to the same period in 2013, driven by an increase in unamortized losses for postretirement benefit plans and the negative impact of the change in foreign currency translation adjustments, offset by an increase of $511 million in net income attributable to Corning Incorporated.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

The increase in unamortized losses for postretirement benefit plans in the amount of $673 million is driven mainly by changes to the discount rate and mortality assumptions used to value Corning’s U.S. pension and postretirement medical and life benefit plan (“OPEB”) obligations and the benefit plan obligations of our equity affiliate Dow Corning at December 31, 2014.  Corning and Dow Corning adopted the Society of Actuaries mortality table RP-2014 published in October 2014, along with an updated improvement scale, and the discount rate for our U.S. benefit plans decreased between 75 and 100 basis points.  At December 31, 2014, the decrease in discount rates and the change in the mortality assumption for our U.S. plans led to an actuarial after-tax loss of approximately $281 million versus a gain in 2013 of $392 million.  The loss of $281 million occurring in 2014 included the impact to our U.S. pension and OPEB plans from the mortality table change in the amount of $88 million, the impact of $89 million from changes in other actuarial assumptions and $124 million from our equity affiliate Dow Corning, offset by reclassifications to the income statement of $20 million after-tax related to U.S. non-qualified and international pension plans.  Because the actuarial loss for our U.S qualified pension plan did not fall outside of the corridor, which is defined as equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, it was recorded in accumulated other comprehensive income (“AOCI”) and did not impact net income for the year ended December 31, 2014.

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

See Note 13 (Employee Retirement Plans) and Note 17 (Shareholders’ Equity) to the Consolidated Financial Statements for additional details.

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at core performance measures.  We believe reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Corning has adopted the use of constant currency reporting for the Japanese yen and South Korean won, and uses an internally derived management rate which is closely aligned to our foreign currency hedges.  In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

Net sales, equity in earnings of affiliated companies and net income are adjusted to exclude the impacts of changes in the Japanese yen and the South Korean won, gains and losses on our foreign currency hedges related to translated earnings, acquisition-related costs, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management’s discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations follow (in millions):
	2015	2014	2013	% change
				15 vs. 14	14 vs. 13

Core net sales	$9,800	$9,955	$7,780	(2)%	28%
Core equity in earnings of affiliated companies	$269	$310	$531	(13)%	(42)%
Core earnings attributable to Corning Incorporated	$1,882	$2,023	$1,656	(7)%	22%

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Core Net Sales

The following table presents core net sales by reportable segment (in millions):
	Year ended December 31,			% Change	% Change
	2015	2014	2013	15 vs. 14	14 vs. 13
Display Technologies	$3,774	$4,092	$2,507	(8)%	63%
Optical Communications	2,980	2,652	2,326	12%	14%
Environmental Technologies	1,053	1,092	919	(4)%	19%
Specialty Materials	1,107	1,205	1,170	(8)%	3%
Life Sciences	821	862	851	(5)%	1%
All Other	65	52	7	25%	643%
Total core net sales	$9,800	$9,955	$7,780	(2)%	28%

In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues and manufacturing costs in the Display Technologies segment are denominated in Japanese yen, this segment is adjusted to remove the impact of translating yen into dollars.  Presenting results on a constant-yen basis mitigates the translation impact of the Japanese yen, and allows management to evaluate performance period over period, analyze underlying trends in our businesses and establish operational goals and forecasts.  As of January 1, 2015, we use an internally derived management rate of ¥99, which is closely aligned to our current yen-denominated hedges related to translated earnings, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

Core net sales decreased by $155 million to $9.8 billion in the year ended December 31, 2015 when compared to the same period in 2014.  Driving the decline in core net sales are the following items:

•
A decrease of $318 million in the Display Technologies segment, driven by price declines in the low-teens on a percentage basis.  Although volume increased in the mid-single digits in percentage terms, growth was muted somewhat by weakness in demand for televisions, computer monitors and mobile computing products;

•
A decrease in the Environmental Technologies segment of $39 million, driven by the translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, of $57 million and lower sales of light duty diesel products in Europe, partially offset by higher volume for heavy duty diesel and light duty substrate products;

•	A decrease of $98 million in the Specialty Materials segment, driven primarily by a decline in advanced optics sales; and
•	A decrease of $41 million in the Life Sciences segment due to the impact of unfavorable movements in foreign exchange rates of $43 million.

An increase of $328 million in the Optical Communications segment slightly offset the decline in sales.  The increase was driven by higher sales of enterprise network products, up $170 million, due to an acquisition completed in the first quarter of 2015 and an increase in data center products sales.  Sales of carrier network products also increased, up $158 million, driven by growth in fiber-to-the-home products in North America and the impact of two small acquisitions completed in the first quarter of 2015.

Corning’s core net sales in the year ended December 31, 2014 improved in all of our segments, increasing by $2,175 million to $9,955 million, when compared to the same period in 2013.  Driving the growth in core net sales are the following items:

•
Display Technologies increased by $1,585 million, due to the consolidation of Corning Precision Materials and an increase in volume that was slightly more than 10% in percentage terms, offset somewhat by price declines in the mid-teens;

•
Optical Communications increased by $326 million, driven by an increase in sales of carrier network products in the amount of $254 million, largely due to growth in North America and Europe, the impact of a full year of sales from a small acquisition and the consolidation of an investment due to a change in control that occurred at the end of the second quarter of 2013, which added $53 million, and an increase of $72 million in enterprise network products.  These increases were offset slightly by a $52 million decrease in optical fiber sales in China;

•
An increase of $173 million in the Environmental Technologies segment, due mainly to an increase in demand for our heavy duty diesel products, driven by new governmental regulations in Europe and China, and increased demand for Class 8 vehicles in North America.  Automotive substrate sales were also strong, increasing 9%, on increased demand in Europe and China;

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

The translation impact from movements in foreign currency exchange rates in the years ended December 31, 2015 and 2014, excluding the Japanese yen and South Korean won, negatively affected core net sales in the amount of $215 million and $68 million, respectively, when compared to the prior years.

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):
	2015	2014	2013	% change
				15 vs. 14	14 vs. 13

Samsung Corning Precision Materials			$356
Dow Corning *	$245	$287	145	(15)%	98%
All other	24	23	30	4%	(23)%
Total core equity earnings	$269	$310	$531	(13)%	(42)%

*
In 2013, we excluded the operating results of Dow Corning’s consolidated subsidiary Hemlock Semiconductor, a producer of polycrystalline silicon, to remove the impact of the severe unpredictability and instability in the polysilicon market.

Core equity earnings of affiliated companies decreased by $41 million in the twelve months ended December 31, 2015, when compared to the same period in 2014, reflecting the decrease in equity earnings from Dow Corning.

Core equity earnings of affiliated companies decreased by $221 million in the twelve months ended December 31, 2014, when compared to the twelve months ended December 31, 2013, reflecting the acquisition and consolidation of Samsung Corning Precision Materials, offset somewhat by an increase in equity earnings from Dow Corning.

Dow Corning

The following table provides a summary of core equity earnings from Dow Corning, by component (in millions):
	Year ended December 31,
	2015	2014	2013
Silicones	$176	$197	$145
Polysilicon (Hemlock Semiconductor Group)	69	90	31
Total Dow Corning	$245	$287	$176

The following table reconciles the non-GAAP financial measure of equity earnings from Dow Corning to its most directly comparable GAAP financial measure:
	2015	2014	2013
As reported	$281	$252	$196
Hemlock Semiconductor operating results (8)			(31)
Hemlock Semiconductor non-operating results (8)			(1)
Equity in earnings of affiliated companies (8)	(36)	35	(19)
Core Performance measures	$245	$287	$145

See Reconciliation of Non-GAAP Measures – Items Excluded from GAAP Measures below for the descriptions of the footnoted reconciling items.

2015 vs. 2014
Core equity earnings from Dow Corning decreased by $42 million, or 15%, in the year ended December 31, 2015, when compared to the same period last year, due to lower volume and unfavorable movements in foreign exchange rates and the devaluation of the Chinese yuan.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

2014 vs. 2013
Core equity earnings from Dow Corning increased in the twelve months ended December 31, 2014, when compared to the same period in 2013, driven by higher earnings in both the silicones and polysilicon segments.  Driving the increase was a decrease in tax expense in the silicones segment and higher volume and improved manufacturing performance in the polysilicon segment.

Core Earnings

2015 vs. 2014
In the year ended December 31, 2015, we generated core earnings of $1,882 million or $1.40 per share, compared to $2,023 million or $1.42 per share in the year ended December 31, 2014.  The decrease was due to lower core earnings in the Display Technologies, Environmental Technologies, Specialty Materials and Life Sciences segments, and the unfavorable translation impact from movements in foreign currency exchange rates, excluding the Japanese yen and South Korean won, of $57 million.  Slightly offsetting the decline is higher core earnings in the Optical Communications segment, up $61 million, driven by higher sales volume for both carrier network and enterprise network products, the favorable impact of several acquisitions completed this year and manufacturing efficiencies gained through cost reductions.

2014 vs. 2013
When compared to the same period in the prior year, core earnings increased in the twelve months ended December 31, 2014 by $367 million, or 22%, to $2,023 million, driven by the following items (amounts presented after-tax):

•	The impact of the consolidation of Corning Precision Materials and the resulting cost reductions and efficiencies gained through synergies;
•	An increase in core equity earnings from Dow Corning, driven by a decrease in tax expense, improved manufacturing efficiency and an increase in volume;
•	An increase of $58 million in the Environmental Technologies segment, driven by an increase in demand for our diesel products and improved manufacturing efficiency; and
•	An increase of $34 million in the Optical Communications segment, driven by higher sales of carrier network and enterprise network products.

The increase in core earnings for the year ended December 31, 2014 was offset somewhat by price declines in the mid-teens in percentage terms outpacing an increase in volume slightly higher than 10% in our Display Technologies segment.

Included in core earnings for the years ended December 31, 2015, 2014 and 2013 is net periodic pension expense in the amount of $62 million, $74 million and $37 million, respectively, which excludes the annual pension mark-to-market adjustments.  In the years ended December 31, 2015, 2014 and 2013, the mark-to-market adjustments were a pre-tax loss of $165 million, a pre-tax loss of $29 million and a pre-tax gain of $30 million, respectively.  Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	2015	2014	2013
Core earnings attributable to Corning Incorporated	$1,882	$2,023	$1,656
Less: Series A convertible preferred stock dividend	98	94
Core earnings available to common stockholders - basic	1,784	1,929	1,656
Add: Series A convertible preferred stock dividend	98	94
Core earnings available to common stockholders - diluted	$1,882	$2,023	$1,656

Weighted-average common shares outstanding - basic	1,219	1,305	1,452
Effect of dilutive securities:
Stock options and other dilutive securities	9	12	10
Series A convertible preferred stock	115	110
Weighted-average common shares outstanding - diluted	1,343	1,427	1,462
Core basic earnings per common share	$1.46	$1.48	$1.14
Core diluted earnings per common share	$1.40	$1.42	$1.13

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure.
	Year ended December 31, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$9,111	$299	$1,486	$1,339	9.9%	$1.00
Constant-yen (1)	687	6	567	423		0.31
Constant-won (1)	2	(2)	(25)	(19)		(0.01)
Foreign currency hedges related to translated earnings (2)			(80)	(48)		(0.04)
Acquisition-related costs (3)			55	36		0.03
Discrete tax items and other tax-related adjustments (4)				36		0.03
Litigation, regulatory and other legal matters (5)			5	3
Restructuring, impairment and other charges (6)			46	42		0.03
Liquidation of subsidiary (7)
Equity in earnings of affiliated companies (8)		(34)	(34)	(33)		(0.02)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(20)	(18)		(0.01)
Post-combination expenses (10)			25	16		0.01
Pension mark-to-market adjustment (11)			165	105		0.08

Core performance measures	$9,800	$269	$2,190	$1,882	14.1%	$1.40

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

	Year ended December 31, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Earnings per share
As reported	$9,715	$266	$3,568	$2,472	30.7%	$1.73
Constant-yen (1)*	240	1	197	144		0.10
Constant-won (1)			37	26		0.02
Foreign currency hedges related to translated earnings (2)			(1,369)	(916)		(0.64)
Acquisition-related costs (3)			74	57		0.04
Discrete tax items and other tax-related adjustments (4)				240		0.17
Litigation, regulatory and other legal matters (5)			(1)	(2)
Restructuring, impairment and other charges (6)			86	66		0.05
Liquidation of subsidiary (7)				(3)
Equity in earnings of affiliated companies (8)		43	43	38		0.03
Gain on previously held equity investment (9)			(394)	(292)		(0.20)
Settlement of pre-existing contract (9)			320	320		0.22
Contingent consideration fair value adjustment (9)			(249)	(194)		(0.14)
Post-combination expenses (9)			72	55		0.04
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(9)	(12)		(0.01)
Pension mark-to-market adjustment (11)			29	24		0.02

Core performance measures	$9,955	$310	$2,404	$2,023	15.8%	$1.42

*
In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

	Year ended December 31, 2013
(in millions)	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$7,819	$547	$2,473	$1,961	20.7%	$1.34
Constant-yen (1)*	(39)	(28)	(53)	(45)		(0.03)
Foreign currency hedges related to translated earnings (2)			(435)	(287)		(0.20)
Other yen-related transactions (2)			(99)	(69)		(0.05)
Acquisition-related costs (3)			54	40		0.03
Discrete tax items and other tax-related adjustments (4)				9		0.01
Litigation, regulatory and other legal matters (5)			19	13		0.01
Restructuring, impairment and other charges (6)			67	46		0.03
Equity in earnings of affiliated companies (8)		42	42	44		0.02
Hemlock Semiconductor operating results (8)		(31)	(31)	(30)		(0.02)
Hemlock Semiconductor non-operating results (8)		1	1	1
Pension mark-to-market adjustment (11)			(30)	(17)		(0.01)
Gain on change in control of equity investment (12)			(17)	(12)		(0.01)
Other			4	2

Core performance measures	$7,780	$531	$1,995	$1,656	17.0%	$1.13

*
In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Items Excluded from GAAP Measures

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

Constant-won:  Following the acquisition of Samsung Corning Precision Materials and because a significant portion of  Corning Precision Materials’ costs are denominated in South Korean won, management believes it is important to understand the impact on core earnings from translating won into dollars.  Presenting results on a constant-won basis mitigates the translation impact of the South Korean won, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts without the variability caused by the fluctuations caused by changes in the rate of this currency.  We use an internally derived management rate of 1,100, which is consistent with historical prior period averages of the won.

(2)	Foreign currency hedges related to translated earnings: We have excluded the impact of the gains and losses of our foreign currency hedges related to translated earnings for each period presented.
(3)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(4)
Discrete tax items and other tax-related adjustments:  This represents the removal of discrete adjustments attributable to changes in tax law and changes in judgment about the realizability of certain deferred tax assets, as well as other non-operational tax-related adjustments, including the tax effect of transfer pricing out-of-period adjustments in 2014 and 2015.

(5)
Litigation, regulatory and other legal matters:  Includes amounts related to the Pittsburgh Corning Corporation (PCC) asbestos litigation, adjustments to our estimated liability for environmental-related items and other legal matters.

(6)
Restructuring, impairment and other charges:  This amount includes restructuring, impairment and other charges, including goodwill impairment charges and other expenses and disposal costs not classified as restructuring expense.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business, which consists of a pharmaceutical glass business and a glass tubing business used in the pharmaceutical packaging industry.  This segment also includes Corning Precision Materials’ non-LCD business and new product lines and development projects such as laser technologies, advanced flow reactors and adjacency businesses in pursuit of thin, strong glass, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Display Technologies

The following table provides net sales and net income for the Display Technologies segment and reconciles the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$3,086	$1,095	$3,851	$1,396	$2,545	$1,293
Constant-yen (1)*	686	419	240	142	(38)	(47)
Constant-won (1)	2	(17)		27
Foreign currency hedges related to translated earnings (2)		(416)		(290)		(90)
Other yen-related transactions (2)						(67)
Acquisition-related costs (3)				37		8
Discrete tax items and other tax-related adjustments (4)				4		10
Restructuring, impairment and other charges (6)				40		6
Equity in earnings of affiliated companies (8)				6		28
Impacts from the acquisition of Samsung Corning Precision Materials (9)		(10)	1	(121)
Pension mark-to-market adjustment (11)		4		2		(8)
Core performance measures	$3,774	$1,075	$4,092	$1,243	$2,507	$1,133

*
In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted reconciling items.

As Reported

2015 vs. 2014
When compared to the same period in 2014, the decrease in net sales of $765 million, or 20%, in the year ended December 31, 2015 was driven by price declines in the low-teens in percentage terms and the depreciation of the Japanese yen versus the U.S. dollar, which adversely impacted net sales in the amount of $446 million.  Sequentially, fourth quarter LCD glass price declines were the lowest sequential decline of 2015.  Although volume increased in the mid-single digits in percentage terms, growth was muted somewhat by weakness in demand for televisions, computer monitors and mobile computing products.  Additionally, in the third quarter of 2015, we experienced temporary share loss at one of our largest customers due to a contract dispute.  We resolved the dispute in the fourth quarter of 2015, and extended our long-term supply agreement with this customer to 2025.

Net income in the Display Technologies segment decreased by $301 million, or 22%, in the year ended December 31, 2015, when compared to the same period last year.  This decrease was driven by the following items:

•	The impact of price declines in the low-teens in percentage terms that more than offset the mid-single digit percent increase in volume;
•	A decrease of $184 million in the gain on the fair value adjustment of the contingent consideration resulting from the acquisition of Corning Precision Materials; and
•	The absence of a gain on the settlement of an intellectual property dispute recorded in 2014 in the amount of $38 million.

The decrease in net income was partially offset by the following items:

•	Improvements in manufacturing efficiency of $79 million;
•	A decline in transaction and acquisition-related costs in the amounts of $73 million and $37 million, respectively;
•	A decrease of $40 million in restructuring, impairment and other charges; and
•	A decline in operating expenses.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

The translation impact of fluctuations in foreign currency exchange rates negatively impacted Display Technologies net income in the year ended December 31, 2015 in the amount of $233 million when compared to the same period in 2014.  This impact was partially offset by the increase in the realized gain from our foreign currency hedges related to translated earnings in the amount of $126 million.

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

Net income in the Display Technologies segment increased by $103 million, or 8%, in the year ended December 31, 2014, when compared to the same period last year.  This increase was driven by the following items:

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

Core Performance

2015 vs. 2014
When compared to the same period in 2014, core net sales in the Display Technologies segment decreased by $318 million, or 8%, in the year ended December 31, 2015, driven primarily by price declines in the low-teens in percentage terms.  Sequentially, LCD glass price declines in the fourth quarter remained moderate.  Although volume increased in the mid-single digits in percentage terms, growth was muted somewhat by weakness in demand for televisions, computer monitors and mobile computing products.  Additionally, in the third quarter of 2015, we experienced temporary share loss at one of our largest customers due to a contract dispute.  We resolved the dispute in the fourth quarter of 2015, and extended our long-term supply agreement with this customer to 2025.

Core earnings in the Display Technologies segment in the year ended December 31, 2015 declined by $168 million, or 14%, when compared to the same period last year.  Volume increases in the mid-single digits in percentage terms, lower manufacturing costs and a decline in operating expenses were more than offset by price declines in the low-teens and the absence of a gain on the settlement of an intellectual property dispute recorded in 2014 in the amount of $38 million.

2014 vs. 2013
When compared to the same period last year, the increase in core net sales of $1,585 million, or 63%, in the year ended December 31, 2014, was due to the acquisition of the remaining equity interests of our affiliate Samsung Corning Precision Materials, and the consolidation of this entity, which added $1.9 billion in net sales.  This impact was somewhat offset by price declines in the mid-teens in percentage terms, which more than offset an increase in volume that was slightly more than 10% in percentage terms.
Core earnings in the Display Technologies segment increased by $110 million, or 10%, in the year ended December 31, 2014, when compared to the same period last year.  The increase was driven by the positive impact of the acquisition of Corning Precision Materials and the resulting cost reductions gained through synergies, coupled with improvements in manufacturing efficiency of $46 million, partially offset by the impact of price declines in the mid-teens in percentage terms that more than offset the increase in volume.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Other Information

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan, South Korea, China and Taiwan.  In 2015, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 62% of total segment sales.  In 2014, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 61% of total segment sales.  In 2013, four customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 94% of total segment sales.  Our customers face the same global economic dynamics as we do in this market.  Our near-term sales and profitability would be impacted if any of these significant customers were unable to continue to purchase our products.

In addition, prior to consolidation, Samsung Corning Precision Materials’ sales were concentrated across a small number of its customers.  In 2013, sales to two LCD panel makers located in South Korea accounted for approximately 93% of Samsung Corning Precision Materials sales.

Corning has invested to expand capacity to meet the projected demand for LCD glass substrates.  In 2015, 2014 and 2013, capital spending in this segment was $594 million, $492 million and $350 million, respectively.  We expect capital spending for 2016 to be approximately $600 million.

2016 Outlook:
In the first quarter of 2016, Corning anticipates that panel maker utilization will continue to decline, which will reduce inventory levels in the supply chain.  As a result, the overall glass market and Corning’s LCD glass volume are expected to decline by a mid-to-high single-digit percentage sequentially.  Corning’s LCD glass price decline is expected to be moderate, achieving what will be one of the lowest first-quarter declines in five years.

For the full year, Corning expects moderate sequential price declines to continue, and for its glass volume to grow by a mid-single-digit percentage year over year, in line with total glass demand growth.  Corning expects global television unit sales will grow by a low single-digit percentage, and the average screen size will increase by at least 1.5 inches.  The company expects panel maker utilization to increase as the year progresses, and retail LCD glass area demand to be up by a high single-digit percentage in 2016.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Optical Communications

The following table provides net sales and net income for the Optical Communications segment and reconciles the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$2,980	$237	$2,652	$194	$2,326	$189
Acquisition-related costs (3)		16		(2)		9
Litigation, regulatory and other legal matters (5)		13
Restructuring, impairment and other charges (6)		(1)		17		8
Liquidation of subsidiary (7)				(2)
Post-combination expenses (10)		16
Pension mark-to-market adjustment (11)				13		(9)
Gain on change in control of equity investment (12)						(11)
Core performance measures	$2,980	$281	$2,652	$220	$2,326	$186

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted items.

As Reported

2015 vs. 2014
In the year ended December 31, 2015, net sales of the Optical Communications segment increased by $328 million, or 12%, when compared to the same period in 2014, driven by an increase in both carrier network and enterprise network products.  Carrier networks increased by $158 million, driven by higher sales of fiber-to-the-home and cable products in North America and the impact of recent acquisitions, offset somewhat by lower sales of wireless products and fiber and cable products in Europe.  Sales declined in Europe driven by lower volume and the negative impact of movements in the euro exchange rate versus the U.S. dollar.  Enterprise network sales grew by $170 million, primarily due to the impact of an acquisition completed in 2015 and an increase in data center product sales.  The translation impact from movements in foreign currency exchange rates in 2015 negatively impacted Optical Communications net sales in the amount of $101 million, when compared to the same period in 2014.

The increase in net income of $43 million, or 22%, was primarily driven by higher sales volume for both carrier network and enterprise network products and manufacturing efficiencies gained through cost reductions, offset somewhat by acquisition-related and post-combination expenses associated with three acquisitions completed in the first quarter of 2015.  Also somewhat offsetting the increase were price declines and a small legal settlement.  The translation impact from movements in foreign currency exchange rates did not significantly impact net income of this segment in the year ended December 31, 2015 when compared to the same period in 2014.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Sales of enterprise network products also increased in the twelve months ended December 31, 2014, up $72 million, when compared to the same period in 2013, due to strong sales in all regions of the world, led by an increase in sales of data center and LAN products in Europe and North America, up $21 million and $20 million, respectively, and an increase of $16 million in wireless products sales.  The translation impact from movements in foreign currency exchange rates in 2014 negatively impacted Optical Communications net sales in the amount of $64 million, when compared to the same period in 2013.

Net income increased by $5 million, or 3%, in 2014, when compared to 2013.  The significant increase in volume for carrier network products in North America and Europe and an increase in worldwide enterprise network product volume were somewhat offset by price declines in fiber and cable products, $17 million of additional operating expenses driven by two small acquisitions and the absence of the inventory build we experienced in the first half of 2013.  An increase in restructuring charges of $9 million, an increase of $22 million in the amount of the pension mark-to-market adjustment and the absence of the $11 million gain on change in control of an equity company that occurred in the second quarter of 2013 also negatively impacted the results of this segment.

The translation impact from movements in foreign currency exchange rates did not significantly impact net income of this segment in the year ended December 31, 2014 when compared to the same period in 2013.

Core Performance

2015 vs. 2014
In the year ended December 31, 2015, core earnings increased by $61 million, or 28%, driven by higher sales volume for both carrier network and enterprise network products and manufacturing efficiencies gained through cost reductions, offset somewhat by price declines.

2014 vs. 2013
Core earnings in the twelve months ended December 31, 2014 increased by $34 million, or 18%, when compared to 2013.  The significant increase in volume for carrier network products in North America and Europe and an increase in worldwide enterprise network product volume were somewhat offset by price declines in fiber and cable products, $17 million of additional operating expenses driven by two small acquisitions and the absence of the inventory build we experienced in the first half of 2013.

The Optical Communications segment has a concentrated customer base.  In the year ended December 31, 2015, two customers, which individually accounted for more than 10% of segment net sales, accounted for 22% of total segment net sales.  In the years ended December 31, 2014 and 2013, one customer, which individually accounted for more than 10% of segment net sales, accounted for 11% and 10%, respectively, of total segment net sales.

2016 Outlook:
Corning expects sales in the first quarter of 2016 to increase in the low-to-mid-single digit percentage range over its sales in the comparable period a year ago.  For the full year, the company expects sales to increase by a mid-single-digit percentage and exceed the goal of two times the growth rate of industry capital expenditures.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment and reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,053	$161	$1,092	$178	$919	$127
Restructuring, impairment and other charges (6)						1
Pension mark-to-market adjustment (11)				5		(3)
Core performance measures	$1,053	$161	$1,092	$183	$919	$125

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted items.

As Reported

2015 vs. 2014
In the year ended December 31, 2015, net sales of this segment decreased by $39 million, or 4%, when compared to the same period in 2014.  Sales of automotive light-duty substrates declined driven almost entirely by the negative impact of movements in the euro exchange rate versus the U.S. dollar, partially offset by higher volume in North America and Europe.  Sales of diesel products also declined in these periods, driven by lower sales of light-duty diesel products in Europe and the negative impact of the movements in the euro exchange rate, partially offset by higher volume for heavy duty diesel.  The translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, negatively impacted net sales in the Environmental Technologies segment in 2015 in the amount of $57 million, when compared to the same period in 2014.

Net income declined in the year ended December 31, 2015 by $17 million, or 10%, when compared to the same period last year, driven predominantly by lower sales, the unfavorable impact of the depreciation of the euro versus the U.S. dollar and facility expansion costs to support growth in China.  The translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, negatively impacted net income in the Environmental Technologies segment in the amount of $21 million in the year ended December 31, 2015 when compared to the same period in 2014.

2014 vs. 2013
In the twelve months ended December 31, 2014, net sales of this segment increased by $173 million, or 19%, when compared to the same period in 2013, driven by higher sales across all product lines.  Driving the increase was higher demand for our heavy-duty diesel products propelled by new governmental regulations in Europe and China and increased demand for Class 8 vehicles in North America.  Sales of light-duty diesel products also improved due to higher volume in Europe.  Automotive substrate product sales increased due to higher demand in Europe and China.

When compared to the same period last year, net income in the twelve months ended December 31, 2014 improved significantly, up $51 million, or 40%, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy-duty diesel products in Europe, China and North America and higher European sales of light-duty diesel products, combined with an increase in automotive vehicle builds, drove the increase.  Higher costs associated with facility expansion projects and an increase in the pension mark-to-market adjustment somewhat offset the increase in net income.

The translation impact from movements in foreign currency exchange rates did not significantly impact sales or net income of this segment in the year ended December 31, 2014 when compared to the same period in 2013.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Core Performance

2015 vs. 2014
Core earnings declined by $22 million, or 12%, in the year ended December 31, 2015, when compared to the same period last year, driven predominantly by lower sales, the unfavorable impact of the depreciation of the euro versus the U.S. dollar and facility expansion costs to support growth in China.  The translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, negatively impacted net income in the Environmental Technologies segment in the amount of $21 million in the year ended December 31, 2015 when compared to the same period in 2014.

2014 vs. 2013
When compared to the same period last year, core earnings in the twelve months ended December 31, 2014 increased by $58 million, or 46%, driven by improvements in manufacturing efficiency and strong volume gains across both automotive and diesel product lines.  Improving market conditions for heavy-duty diesel products in Europe, China and North America and higher European sales of light-duty diesel products, combined with an increase in automotive vehicle builds, drove the increase.  Higher costs associated with facility expansion projects somewhat offset the increase in net income.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers.  For 2015, 2014 and 2013, net sales to three customers, which individually accounted for more than 10% of segment sales, accounted for 86%, 88% and 87%, respectively, of total segment sales.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

2016 Outlook:
The North American heavy-duty truck market is down after several years of robust growth.  As a result, first-quarter sales are expected to decline by approximately 10%, compared with the same period last year. The full-year outlook is for sales to decline by a low single-digit percentage.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,107	$167	$1,205	$138	$1,170	$181
Constant-yen (1)*		(6)		(3)		2
Constant-won (1)		(2)
Foreign currency hedges related to translated earnings (2)		5		14
Acquisition-related costs (3)				(1)		1
Restructuring, impairment and other charges (6)		14		12		12
Pension mark-to-market adjustment (11)						(2)
Core performance measures	$1,107	$178	$1,205	$160	$1,170	$194

*
In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted items.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

As Reported

2015 vs. 2014
Net sales for the year ended December 31, 2015 decreased by $98 million, or 8%, when compared to the same period in 2014, primarily due to lower sales of advanced optics products.  This decline was driven by weakness in the semiconductor industry, delays in a large aerospace and defense program and the depreciation of the euro versus the U.S. dollar.  The translation impact from movements in foreign currency exchange rates negatively impacted net sales in the Specialty Materials segment in the amount of $12 million in 2015, when compared to the same period in 2014.

When compared to the same period last year, the increase in net income of $29 million, or 21%, in the year ended December 31, 2015 was driven by an increase in Corning Gorilla Glass volume, improvements in manufacturing efficiency and lower operating expenses gained through cost reductions, offset somewhat by a decrease in sales of advanced optics products.  The translation impact from movements in foreign currency exchange rates did not significantly impact net income of this segment in 2015 when compared to the same period in 2014.

2014 vs. 2013
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

When compared to the same period last year, the decrease in net income of $43 million, or 24%, for the twelve months ended December 31, 2014 was driven by the absence of the inventory build we experienced in the first half of 2013, the write-off of a trade receivable balance in the amount of $8 million and price declines for Corning Gorilla Glass.  Partially offsetting the decrease was an increase in volume for both Corning Gorilla Glass and advanced optics products and the impact of costs reductions as a result of restructuring actions.

The translation impact from movements in foreign currency exchange rates did not significantly impact sales or net income of this segment in the year ended December 31, 2014 when compared to the same period in 2013.

Core Performance

2015 vs. 2014
When compared to the same period last year, core earnings increased by $18 million, or 11%, in the year ended December 31, 2015, driven by an increase in Corning Gorilla Glass volume, improvements in manufacturing efficiency and lower operating expenses gained through cost reductions, offset somewhat by a decrease in sales of advanced optics products.

2014 vs. 2013
When compared to the same period last year, the decrease in core earnings of $34 million, or 18%, in the twelve months ended December 31, 2014 was driven by the absence of the inventory build we experienced in the first half of 2013, price declines for Corning Gorilla Glass and higher production costs.  Partially offsetting the decrease was an increase in volume for both Corning Gorilla Glass and advanced optics products and the impact of costs reductions as a result of restructuring actions.

For 2015, 2014 and 2013, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 56%, 51% and 47%,  respectively, of total segment sales.

2016 Outlook:
First-quarter sales are expected to decline year over year by a mid-teen percentage.  For 2016, the Company estimates annual sales will grow by a low-teen percentage when compared to 2015.  The variable timing of mobile device product launches drives Corning Gorilla Glass demand and is expected to cause significant swings in quarterly results.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Life Sciences

The following table provides net sales and net income for the Life Sciences segment and reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$821	$61	$862	$67	$851	$68
Acquisition-related costs (3)		12		14		21
Restructuring, impairment and other charges (6)				2		3
Pension mark-to-market adjustment (11)						(3)
Core performance measures	$821	$73	$862	$83	$851	$89

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted items.

As Reported

2015 vs. 2014
Net sales for the year ended December 31, 2015 decreased by $41 million, or 5%, when compared to the same period last year, due to the negative impact of the strengthening of the U.S. dollar versus foreign currencies, which negatively impacted net sales by $43 million.  Net income in the Life Sciences segment declined by $6 million, or 9%, when compared to the same period last year, with the negative impact from movements in foreign exchange rates in the amount of $14 million more than offsetting improvements in manufacturing efficiency.

2014 vs. 2013
Net sales for the year ended December 31, 2014 increased by $11 million when compared to the same period in the prior year.  Higher sales in North America and China, up $12 million and $5 million, respectively, were offset slightly by lower sales in Australia.  Net income remained relatively consistent when compared to the same period in 2013, driven by less favorable product mix and higher operating expenses which more than offset higher volume and lower acquisition-related costs due to the completion of the integration of Discovery Labware business.

The translation impact from movements in foreign currency exchange rates did not significantly impact sales or net income of this segment in the year ended December 31, 2014 when compared to the same period in 2013.

Core Performance

2015 vs. 2014
In the year ended December 31, 2015, core earnings in the Life Sciences segment declined by $10 million, or 12%, when compared to the same period last year, with the negative impact from movements in foreign exchange rates more than offsetting improvements in manufacturing efficiency.

2014 vs. 2013
Core earnings decreased by $6 million in the year ended December 31, 2014, when compared to the same period in 2013, driven by less favorable product mix, offset somewhat by higher volume.

For 2015, 2014 and 2013, two customers in the Life Sciences segment, which individually accounted for more than 10% of total segment net sales, collectively accounted for 46%, 45% and 44%, respectively, of total segment sales.

2016 Outlook:
First-quarter sales are expected to increase by a low single-digit percentage, compared with last year.  For the full year, sales are anticipated to grow faster than the market, which is expected to be up by a low single-digit percentage.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business, which consists of a pharmaceutical glass business and a glass tubing business used in the pharmaceutical packaging industry.  This segment also includes Corning Precision Materials’ non-LCD business and new product lines and development projects such as laser technologies, advanced flow reactors and adjacency businesses in pursuit of thin, strong glass, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and other data for All Other (in millions):
				% change
As Reported	2015	2014	2013	15 vs. 14	14 vs. 13

Net sales	$64	$53	$8	21	563
Research, development and engineering expenses	$186	$177	$116	5	53
Equity earnings of affiliated companies	$17	$18	$(24)	(6)	*
Net loss	$(202)	$(198)	$(165)	(2)	20

*	Percent change not meaningful

2015 vs. 2014
The increase in net sales of this segment in the year ended December 31, 2015 reflects the impact of an acquisition in the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015 and an increase in sales in our emerging businesses.  The slight increase in the net loss of this segment was driven by a goodwill impairment loss of $29 million, offset by higher net income in the pharmaceutical technologies and Corning Precision Materials’ non-LCD businesses.

2014 vs. 2013
The increase in net sales of this segment in the year ended December 31, 2014 reflects the consolidation of the Corning Precision Materials’ non-LCD business as a result of the acquisition.  The increase in the net loss of this segment reflects higher spending for development projects which were not part of the segment in the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning’s financing and capital structure during 2015, 2014 and 2013:

2015
•
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  The net proceeds of $745 million will be used for general corporate purposes.  We can redeem these notes at any time, subject to certain customary terms and conditions.

2014
•
In the third quarter of 2014, we amended and restated our existing revolving credit facility.  The amended facility provides a $2 billion unsecured multi-currency line of credit and expires on September 30, 2019.  At December 31, 2015, there were no outstanding amounts under this credit facility.  The facility includes affirmative and negative covenants that Corning must comply with, including a leverage (debt to capital ratio) financial covenant.  As of December 31, 2015, we were in compliance with all of the covenants.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Common Stock Dividends

On February 3, 2016, Corning’s Board of Directors declared a 12.5% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.12 to $0.135 per share of common stock, beginning with the dividend to be paid in the first quarter of 2016.  This increase marks the fifth dividend increase since October 2011.  The Board previously increased the quarterly dividend 20%, from $0.10 to $0.12, on December 3, 2014.  The Company paid four quarterly dividends of $0.12 during the year ended December 31, 2015 and paid four quarterly dividends of $0.10 during the year ended December 31, 2014.

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

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s Board of Directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of December 31, 2015, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the acquisition of Samsung Corning Precision Materials, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

Customer Deposits

In December 2015, Corning announced that with the support of the Hefei government it will locate a Gen 10.5 glass manufacturing facility in the Hefei XinZhan General Pilot Zone in Anhui Province, China.  Glass substrate production from the new facility is expected to support mass production of LCD panels for large-size televisions by the third quarter of 2018.

As part of this investment, Corning and a Chinese customer have entered into a long-term supply agreement that commits the customer to the purchase of Gen 10.5 glass substrates from the Corning manufacturing facility in Hefei.  This agreement stipulates that the customer will provide a non-refundable cash deposit in the amount of approximately $400 million to Corning to secure rights to an amount of glass that is produced by Corning over the next 10 years.  Corning received $197 million of this deposit in 2015 and will receive the additional $197 million in 2016.  As glass is shipped to the customer, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2015, there were no credit memoranda issued.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Capital Spending

Capital spending totaled $1.3 billion in 2015, slightly above the amount spent in 2014.  Spending in 2015 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2016 capital expenditures to be approximately $1.3 billion.  Approximately $600 million will be allocated to our Display Technologies segment.

Cash Flows

Summary of cash flow data (in millions):
	Years ended December 31,
	2015	2014	2013

Net cash provided by operating activities	$2,809	$4,709	$2,787
Net cash used in investing activities	$(685)	$(962)	$(1,004)
Net cash used in financing activities	$(2,603)	$(2,586)	$(2,063)

2015 vs. 2014
Net cash provided by operating activities decreased significantly in the year ended December 31, 2015, when compared to the same period last year, due to the absence of a special one-time dividend of $1,574 million received from Samsung Corning Precision Materials in the first quarter of 2014, lower net income and cash outflows from working capital movements, offset somewhat by the receipt of a $197 million customer deposit and the adjustment to net income related to gains on foreign currency hedges and other noncash operating adjustments.  Cash outflows from working capital movements were largely driven by an increase in variable compensation paid in 2015 and an increase in inventory in the Display Technologies segment.

Net cash used in investing activities decreased in the year ended December 31, 2015, when compared to the same period last year, due to net liquidations of short-term investments and an increase in realized gains on our foreign currency hedges related to translated earnings, offset by higher capital spending and several acquisitions that were completed in 2015.

Net cash used in financing activities in the year ended December 31, 2015 increased slightly when compared to the same period last year, driven by an increase in share repurchases and the absence of cash received from the issuance of preferred stock, offset by proceeds received from the issuance of long-term debt and commercial paper.

2014 vs. 2013
Net cash provided by operating activities increased significantly in the year ended December 31, 2014, when compared to the same period last year, due to a dividend of approximately $1,574 million received from Samsung Corning Precision Materials, an increase in net income of $511 million and the cash inflows from inventory movements.  Although net inventory increased by $52 million due to the acquisition of Samsung Corning Precision Materials, which added $121 million, this inventory was acquired through the issuance of preferred stock.  Cash outflows for inventory declined by $120 million in the Display Technologies and Specialty Materials segments in 2014 when compared to 2013, offset somewhat by an increase of approximately $50 million, driven by spending for new business development, and increases in the Optical Communications and Life Sciences segments.

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

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our largest single pension plan is Corning’s U.S. qualified plan.  At December 31, 2015, this plan accounted for 77% of our consolidated defined benefit pension plans’ projected benefit obligation and 86% of the related plans’ assets.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

We have historically contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements.  In 2015, we made voluntary cash contributions of $65 million to our domestic defined benefit pension plan and $35 million to our international pension plans.  In 2014, we made voluntary cash contributions of $85 million to our domestic defined benefit pension plan and $45 million to our international pension plans.  In 2013, we did not contribute to our domestic defined benefit pension plan and contributed $5 million to our international pension plans.  Although we will not be subject to any mandatory contributions in 2016, we anticipate making voluntary cash contributions of up to $62 million to our U.S. pension plan and up to $36 million to our international pension plans in 2016.

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Restructuring

For the year ended December 31, 2015, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were $40 million.

For the year ended December 31, 2014, we recorded charges of $71 million for workforce reductions, asset disposals and write-offs, and exit costs for restructuring activities with total cash expenditures of approximately $39 million.

In the fourth quarter of 2013, Corning implemented a global restructuring plan within several of our segments, consisting of workforce reductions, asset disposals and write-offs, and exit costs.  We recorded charges of $67 million associated with these actions, with total cash expenditures of $35 million.

Refer to Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):
	December 31,
	2015	2014

Working capital	$5,455	$7,914
Current ratio	2.9:1	4.4:1
Trade accounts receivable, net of allowances	$1,372	$1,501
Days sales outstanding	55	56
Inventories	$1,385	$1,322
Inventory turns	4.0	4.2
Days payable outstanding (1)	42	41
Long-term debt	$3,910	$3,227
Total debt to total capital	19%	13%

(1)	Includes trade payables only.

Credit Ratings

As of February 12, 2016, our credit ratings were as follows:
RATING AGENCY	Rating long-term debt	Outlook last update

Fitch	BBB+	Stable
October 29, 2015

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Management Assessment of Liquidity

We ended the fourth quarter of 2015 with approximately $4.6 billion of cash, cash equivalents and short-term investments.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet reasonably likely future cash requirements.  Our cash, cash equivalents and short-term investments are held in various locations throughout the world and are generally unrestricted.  Although approximately 71% of the consolidated amount was held outside of the United States at December 31, 2015, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

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

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes vary, but may not exceed 390 days from the date of issue.  The interest rates vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s revolving credit facility is available to support obligations under the commercial paper program, if needed.  At December 31, 2015, we had a balance of $481 million in outstanding commercial paper under this program.

Share Repurchase Programs

2013 Repurchase Program
On October 31, 2013, as part of the share repurchase program announced on April 24, 2013 (the “2013 Repurchase Program”), Corning entered into an accelerated share repurchase (“ASR”) agreement (the “2013 ASR agreement”) with JP Morgan Chase Bank, National Association, London Branch (“JPMC”).  Under the 2013 ASR agreement, Corning agreed to purchase $1 billion of its common stock, in total, with an initial delivery by JPMC of 47.1 million shares based on the current market price, and payment of $1 billion made by Corning to JPMC.  The payment to JPMC was recorded as a reduction to shareholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 47.1 million shares received upon execution, and a $200 million decrease in other-paid-in capital, which reflects the value of the stock held back by JPMC pending final settlement.  On January 28, 2014, the 2013 ASR agreement was completed.  Corning received an additional 10.5 million shares on January 31, 2014 to settle the 2013 ASR agreement.  In total, Corning purchased 57.6 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the 2013 ASR agreement, less a discount.

In addition to the shares repurchased through the 2013 ASR agreement, we repurchased 61.3 million shares of common stock on the open market for approximately $1 billion, as part of the 2013 Repurchase Program.  This program was executed between the second quarter of 2013 and the first quarter of 2014, with a total of 118.9 million shares repurchased for approximately $2 billion.

March 2014 Repurchase Program
On March 4, 2014, as part of the $2 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning’s acquisition of Samsung Corning Precision Materials on January 15, 2014 (the “March 2014 Repurchase Program”), Corning entered into an ASR agreement (the “2014 ASR agreement”) with Citibank N.A. (“Citi”).  Under the 2014 ASR agreement, Corning agreed to purchase $1.25 billion of its common stock, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  The 2014 ASR agreement was completed on May 28, 2014, and Corning received an additional 8.7 million shares to settle the 2014 ASR agreement.  In total, Corning repurchased 61.2 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the 2014 ASR agreement, less a discount.

In addition to the shares repurchased through the 2014 ASR agreement, in the year ended December 31, 2014, we repurchased 36.9 million shares of common stock on the open market for approximately $750 million, as part of the March 2014 Repurchase Program.  This program was completed in the fourth quarter of 2014, with a total of 98.2 million shares repurchased for approximately $2 billion.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

December 2014 Repurchase Program
On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion shares of common stock (the “December 2014 Repurchase Program”) between the date of announcement and December 31, 2016.  In the year ended December 31, 2015, we repurchased 70.4 million shares of common stock for approximately $1.5 billion as part of the December 2014 Repurchase Program, which was completed in the third quarter of 2015.

2015 Repurchase Programs
On July 15, 2015, Corning’s Board of Directors approved a $2 billion share repurchase program (the “July 2015 Repurchase Program”) and on October 26, 2015 the Board of Directors authorized an additional $4 billion share repurchase program (together with the July 2015 Repurchase Program, the “2015 Repurchase Programs”).  The 2015 Repurchase Programs permit Corning to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, advance repurchase agreements and/or other arrangements.

On October 28, 2015, Corning entered into an ASR with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $1.25 billion of Corning’s common stock (the “2015 ASR agreement”).  The 2015 ASR agreement was executed under the July 2015 Repurchase Program.  Under the 2015 ASR agreement, Corning made a $1.25 billion payment to Morgan Stanley on October 29, 2015 and received an initial delivery of approximately 53.1 million shares of Corning common stock from Morgan Stanley on the same day.  The payment to Morgan Stanley was recorded as a reduction to shareholders’ equity, consisting of a $1 billion increase in treasury stock, which reflects the value of the initial 53.1 million shares received upon execution, and a $250 million decrease in other-paid-in capital, which reflects the value of the stock held back by Morgan Stanley pending final settlement.  On January 19, 2016, the 2015 ASR agreement was completed.  Corning received an additional 15.9 million shares on January 22, 2016 to settle the 2015 ASR agreement.  In total, Corning purchased 69 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the 2015 ASR agreement, less a discount.

In addition to the shares repurchased through the 2015 ASR agreement, we repurchased 98 million shares of common stock on the open market for approximately $2 billion, as part of the December 2014 Repurchase Program and the July 2015 Repurchase Program, resulting in a total of 151 million shares repurchased during 2015.

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

Our major source of funding for 2016 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, short-term investments and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments and dividend payments.

Corning also has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At December 31, 2015, our leverage using this measure was 19% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of December 31, 2015, we were in compliance with all such provisions.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Purchased Collars, Zero-Cost Collars and Average Rate Forwards

In the first quarter of 2013, Corning executed a series of purchased collars that expire quarterly across a two-year period to hedge its translation exposure resulting from movements in the Japanese yen against the U.S. dollar.  Beginning in the second quarter of 2013 and continuing throughout 2015, Corning entered into a series of zero cost average rate collars and average rate forwards with no associated premium to hedge the translation impact of Japanese yen on Corning’s projected 2015, 2016 and 2017 net income.  Additionally, in January 2016, Corning took advantage of the stronger yen to extend its foreign exchange hedging program to hedge a significant portion of its projected yen exposure for the period 2018 through 2022.  In the years ended December 31, 2015, 2014 and 2013, we recorded pre-tax net gains of $113 million, $1,406 million and $435 million, respectively, related to changes in the fair value of these derivative instruments.  Included in these amounts are realized gains of $686 million, $280 million and $67 million, respectively.  The gross notional value outstanding for purchase collars and average rate forwards which hedge our exposure to the Japanese yen at December 31, 2015, 2014 and 2013 was $8.3 billion, $9.8 billion and $6.8 billion, respectively.

Beginning in the second quarter of 2014, and continuing throughout 2015, we entered into a portfolio of zero-cost collars to hedge our translation exposure resulting from movements in the South Korean won and its impact on our net earnings.  In the years ended December 31, 2015 and 2014, we recorded a pre-tax net loss of $36 million and $37 million, respectively, related to changes in the fair value of these zero-cost collars.  Included in these amounts are realized losses of $33 million and $6 million, respectively. These zero-cost collars have a gross notional value outstanding at December 31, 2015 and 2014 of $3.3 billion and $2.3 billion, respectively.

In the first quarter of 2015, in response to the significant strengthening of the U.S. dollar versus the euro, we entered into a portfolio of zero-cost collars and average rate forwards with an associated premium to hedge against our euro translation exposure.  In the year ended December 31 2015, we recorded a net pre-tax gain of $3 million.  These collars have a gross notional amount of $345 million at December 31, 2015.

These purchased collars, zero-cost collars, zero cost average rate collars and average rate forwards are not designated as accounting hedges, and changes in their fair value are recorded in earnings in the foreign currency hedge gain, net line of the Consolidated Statements of Income.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Contractual Obligations

The amounts of our obligations follow (in millions):
		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$92	$25	$6	$1	$60
Stand-by letters of credit (1)	47	44			3
Credit Facility to Equity Company	31	27			4
Loan guarantees	14				14
Subtotal of commitment expirations per period	$184	$96	$6	$1	$81

Purchase obligations (6)	$220	$106	$77	$33	$4
Capital expenditure obligations (2)	298	298
Total debt (3)	4,122	565	625	550	2,382
Interest on long-term debt (4)	2,385	165	316	280	1,624
Capital leases and financing obligations (3)	355	7	10	7	331
Imputed interest on capital leases and financing obligations	240	19	37	36	148
Minimum rental commitments	573	49	110	77	337
Uncertain tax positions (5)	58
Subtotal of contractual obligation payments due by period (5)	8,251	1,209	1,175	983	4,826
Total commitments and contingencies (5)	$8,435	$1,305	$1,181	$984	$4,907

(1)	At December 31, 2015, $38 million of the $47 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	Total debt above is stated at maturity value, and excludes interest rate swap gains and bond discounts.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(5)	At December 31, 2015, $58 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when any of that amount will become payable.
(6)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.

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

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2015 and 2014, Corning had accrued approximately $37 million (undiscounted) and $43 million (undiscounted), respectively, for its estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

At December 31, 2015 and December 31, 2014, the carrying value of precious metals was higher than the fair market value by $976 million and $222 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

Impairment of Goodwill

We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units.  We test for goodwill impairment at the reporting unit level and our reporting units are the operating segments or the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management.

Corning has recorded goodwill in the Display Technologies, Optical Communications, Specialty Materials, Life Sciences and All Other operating segments.  On a quarterly basis, management performs a qualitative assessment of factors in each reporting unit within these operating segments to determine whether there have been any triggering events.  The two-step impairment test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  We perform a detailed, two-step process every three years if no indicators suggest a test should be performed in the interim.  We use this calculation as quantitative validation of the step-zero qualitative process that is performed during the intervening periods and does not represent an election to perform the two-step process in place of the step-zero review.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Display Technologies

Goodwill for the Display Technologies segment is tested at the reporting unit level, which is also the operating segment level consisting of two components.  For the purposes of the annual goodwill impairment assessment, we have aggregated these two components into one reporting unit based upon their similar economic characteristics.  On a quarterly basis in 2015, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Display Technologies reporting unit’s fair value is less than its carrying amount.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability test in 2015 for this reporting unit.  A discount rate of 5.8% and a growth rate of 1% were used in 2015.  The results of our impairment test indicated that the fair value of the reporting unit exceeded its book value by a significant amount, and as such, further goodwill impairment testing was not necessary.  We determined a range of discount rates between 3.8% and 7.8% and growth rates between 0% and 3% would not have affected our conclusion.

Optical Communications

Goodwill for the Optical Communications segment is tested at the reporting unit level, which is also the operating segment level consisting of two components..  For the purposes of the annual goodwill impairment assessment, we have aggregated these two components into one reporting unit based upon their similar economic characteristics.  On a quarterly basis in 2015, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Optical Communications reporting unit’s fair value is less than its carrying amount.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability test in 2015 for this reporting unit.  A discount rate of 5.6% and a growth rate of 3% were used in 2015.  The results of our impairment test indicated that the fair value of the reporting unit exceeded its book value by a significant amount, and as such, further goodwill impairment testing was not necessary.  We determined a range of discount rates between 3.6% and 7.6% and growth rates between 0% and 3% would not have affected our conclusion.

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the reporting unit level, which is one level below an operating segment, as the goodwill is the result of transactions associated with a certain business within this operating segment.  On a quarterly basis in 2015, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Specialty Materials reporting unit’s fair value is less than its carrying amount.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability test in 2015 for this reporting unit.  A discount rate of 5.8% and a growth rate of 3% were used in 2015.  The results of our impairment test indicated that the fair value of the reporting unit exceeded its book value by a significant amount, and as such, further goodwill impairment testing was not necessary.  We determined a range of discount rates between 3.8% and 7.8% and growth rates between 0% and 3% would not have affected our conclusion.

Life Sciences

Goodwill for the Life Sciences segment is tested at the reporting unit level, which is also the operating segment level.  On a quarterly basis in 2015, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Life Sciences reporting unit’s fair value is less than its carrying amount.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability test in 2015 for this reporting unit.  A discount rate of 6% and a growth rate of 3% were used in 2015.  The results of our impairment test indicated that the fair value of the reporting unit exceeded its book value by a significant amount, and as such, further goodwill impairment testing was not necessary.  We determined a range of discount rates between 4% and 8% and growth rates between 0% and 3% would not have affected our conclusion.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

All Other

All Other segment is comprised of various operating segments and corporate investments that do not meet the quantitative threshold for separate reporting.  Goodwill for the All Other segment is tested at the reporting unit level, which is also the operating segment level.  For the purposes of the annual goodwill impairment assessment, we have identified two reporting units in this segment that require an assessment of their goodwill.  On a quarterly basis in 2015, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the reporting units’ fair value is less than the carrying amount.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability test in 2015 for this reporting unit.  A discount rate of 7.4% and a growth rate of 3% were used in 2015.  The results of our impairment test indicated that the book value of one of the reporting units exceeded its fair value by 80%.  We determined a range of discount rates between 5.4% and 9.4% and growth rates between 0% and 3% would not have affected our conclusion.  Corning concluded that a Step 2 analysis was required to measure the impairment loss for this reporting unit.

Our Step 2 test consisted of identifying the underlying net assets in the reporting unit, allocating the implied purchase price to the asset and liabilities of the reporting unit and the calculation of the implied fair value of goodwill and the resulting impairment loss.  In December 2015, we recorded a goodwill impairment loss of $29 million related to this reporting unit.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Equity method investments

In October 2013, Corning announced that it was entering into a series of strategic and financial agreements with Samsung Display which would result in Corning obtaining full ownership of Samsung Corning Precision Materials.  As part of this agreement, in the fourth quarter of 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on Samsung Corning Precision Materials balance sheet at September 30, 2013.  The resulting transfer of shares to Corning increased Corning’s ownership percentage of Samsung Corning Precision Materials from 50% to 57.5%.  Because this transaction did not result in a change in control based on the governing articles of this entity, Corning did not consolidate this entity as of December 31, 2013.  The remaining transactions were completed on January 15, 2014, which increased Corning’s ownership to 100% and resulted in consolidation of the entity beginning in the first quarter of 2014.  This organization was integrated into Corning’s Display Technologies segment in 2014.  Refer to Note 8 (Acquisitions) to the Consolidated Financial Statements for additional information.

On December 11, 2015, Corning announced its intention to exchange its 50% equity interest in Dow Corning Corporation for 100% of the stock of a newly formed entity that will become a wholly-owned subsidiary of Corning Incorporated.  The newly formed entity will hold approximately 40% ownership in Hemlock Semiconductor Group and approximately $4.8 billion in cash.  Upon completion of this strategic realignment, which is expected to close during the first half of 2016, Dow Chemical, an equal owner of Dow Corning with Corning since 1943, will assume 100% ownership of Dow Corning.

At December 31, 2015 and 2014, the carrying value of our equity method investments was $1.9 billion and $1.8 billion, respectively, with our largest equity method investment, Dow Corning, comprising 78% and 74%, respectively, of the balance.  We review our equity method investments for indicators of impairment on a periodic basis or if events or circumstances change to indicate the carrying amount may be other-than-temporarily impaired.  When such indicators are present, we then perform an in-depth review for impairment.  An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.  As of December 31, 2015 and 2014, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

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

Derivative assets and liabilities may include interest rate swaps and forward exchange contracts that are measured using observable quoted prices for similar assets and liabilities.  Included in our forward exchange contracts are foreign currency hedges that hedge our translation exposure resulting from movements in the Japanese yen, South Korean won and euro.  These contracts  are not designated as accounting hedges, and changes in their fair value are recorded in earnings in the foreign currency hedge gain, net line of the Consolidated Statements of Income.  In arriving at the fair value of Corning’s derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction.  Amounts related to credit risk are not material.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

On December 29, 2015, Corning and Samsung Display entered into an agreement pursuant to which Corning exchanged the amount of contingent consideration in excess of $300 million (net present fair value: $246 million), as consideration for the incremental fair value associated with a number of commercial agreements, including the amendment of its long-term supply agreement with Samsung Display.  As of December 29, 2015, the net present fair value of the contingent consideration receivable was $458 million.  The net present fair value of the commercial benefit associated with the amended long-term supply agreement exceeds the value exchanged by Corning pursuant to this agreement (net present fair value: $212 million).  Consequently, Corning reclassified this amount to the Other asset line of the Consolidated Balance Sheet and will amortize the amount over the remaining term of the long-term supply agreement as a reduction in revenue.

Additionally, as a result of the acquisitions of iBwave Solutions Inc. and the fiber-optics business of Samsung Electronics Co., Ltd. in the first quarter of 2015, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  As of December 31, 2015, the fair value of the contingent consideration payable is $10 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the twelve months ended December 31, 2015.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Prior to the December 31, 2015 valuation of its defined benefit pension and OPEB plans, Corning used the traditional, single weighted-average discount rate approach to develop the obligation, interest cost and service cost components of net periodic benefit cost for its defined benefit pension and OPEB plans.  The individual spot rates from the yield curve are used in measuring the pension plan projected benefit obligation (PBO) or OPEB plan accumulated postretirement benefit obligation (APBO) at the measurement date.  The benefit obligation is effectively calculated as the aggregate present value at the measurement date of each future benefit payment related to past service, with each payment discounted using a spot rate from a high-quality corporate bond yield curve that matches the duration of the benefit payment.  Under Corning’s traditional, single weighted-average discount rate approach, a single weighted-average rate is developed from the approach described above and rounded to the nearest 25 basis points.  Traditionally, the weighted-average discount rate is determined at the plan measurement date, based on the same projected future benefit payments used in developing the benefit obligation.  The traditional single weighted-average discount rate represents the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the benefit obligation.

Beginning with the December 31, 2015 valuation of its defined benefit pension and OPEB plans, Corning is changing its methodology of determining the service and interest cost components of net periodic pension and other postretirement benefit costs to a more granular approach.  Under the new approach, the cash flows from each applicable pension and OPEB plan are used to directly calculate the benefit obligation, service cost and interest cost using the spot rates from the applicable yield curve.

Moving to a more granular approach has a limited impact on the determination of the respective benefit obligations.  The only impacts will be as a result of the elimination of the rounding of the discount rate that occurred in the traditional approach and the use of specific cash flows for Corning’s non-qualified pension plans, while separately applying the yield curve to each separate OPEB plan instead of aggregating the OPEB plan cash flows.  This change will result in a decrease in the interest cost and service cost components of net periodic pension and OPEB costs.  For the year ended December 31, 2016, net periodic pension and OPEB costs will be lower by approximately $28 million and $6 million, respectively, due to this change.  For Corning’s pension plans, this change will increase the immediate recognition of actuarial losses (or decrease the immediate recognition of actuarial gains), due to Corning’s previous election to immediately recognize actuarial gains and losses outside of the corridor.  For Corning’s OPEB plans, this change will increase the accumulated other comprehensive income (AOCI) account balance due to the accumulation of lower actuarial gains or higher actuarial losses.  Over time, the amortization of the actuarial losses from AOCI will begin to reduce the savings from the lower interest cost and service cost.

This change is a change in accounting estimate and therefore applied prospectively (beginning with the next measurement date of December 31, 2015).  No restatement of prior periods is required.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

The following table presents our actual and expected return on assets, as well as the corresponding percentage, for the years ended 2015, 2014 and 2013:
	December 31,
(In millions)	2015	2014	2013
Actual return on plan assets – Domestic plans	$(111)	$287	$65
Expected return on plan assets – Domestic plans	166	159	158
Actual return on plan assets – International plans	3	68	6
Expected return on plan assets – International plans	12	15	11

	December 31,
	2015	2014	2013
Weighted-average actual and expected return on assets:
Actual return on plan assets – Domestic plans	(4.23%)	10.82%	2.67%
Expected return on plan assets – Domestic plans	6.00%	6.25%	6.00%
Actual return on plan assets – International plans	0.59%	17.15%	2.73%
Expected return on plan assets – International plans	2.97%	4.12%	3.73%

As of December 31, 2015, the Projected Benefit Obligation (PBO) for U.S. pension plans was $3,161 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:
Change in assumption	Effect on 2016 pre-tax pension expense	Effect on December 31, 2015 PBO

25 basis point decrease in each spot rate	- 2 million	+ 87 million
25 basis point increase in each spot rate	+ 2 million	- 83 million
25 basis point decrease in expected return on assets	+ 6 million
25 basis point increase in expected return on assets	- 6 million

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.  These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2015, a 25 basis point decrease in each spot rate would decrease stockholders’ equity by $110 million before tax, and a 25 basis point increase in each spot rate would increase stockholders’ equity by $105 million.  In addition, the impact of greater than a 25 basis point decrease in each spot rate would not be proportional to the first 25 basis point decrease in each spot rate.

The following table illustrates the sensitivity to a change in each spot rate assumption related to Corning’s U.S. OPEB plans:
Change in assumption	Effect on 2016 pre-tax OPEB expense	Effect on December 31, 2015 APBO*

25 basis point decrease in each spot rate	+ 0 million	+ 23 million
25 basis point increase in each spot rate	- 0 million	- 22 million

*	Accumulated Postretirement Benefit Obligation (APBO).

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned.  In certain instances, revenue recognition is based on estimates of fair value of deliverables as well as estimates of product returns, allowances, discounts, and other factors.  These estimates are supported by historical data.  Corning also has contractual arrangements with certain customers in which we recognize revenue on a completed contract basis.  Revenues under the completed-contract method are recognized upon substantial completion, defined as acceptance by the customer and compliance with performance specifications as agreed upon in the contract, which in certain instances require estimates and judgments in determining the timing of substantial completion of the contract.  While management believes that the estimates used are appropriate, differences in actual experience or changes in estimates may affect Corning’s future results.

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

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Form 10-Q and Form 8-K, and related comments by management that are not historical facts or information and contain words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” and similar expressions are forward-looking statements.  These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, euro, Chinese renminbi and South Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, cyber attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	unanticipated disruption to equipment, facilities, or operations;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Our most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese renminbi, and the euro.  We seek to mitigate the impact of exchange rate movements in our income statement by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts.  In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.

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

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk.  Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates.  At December 31, 2015, with respect to open foreign exchange forward and option contracts, and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $901 million compared to $1,080 million at December 31, 2014.  Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $741 million compared to $959 million at December 31, 2014.  Specific to the South Korean won, a 10% adverse movement in quoted South Korean won exchange rates could result in a loss in fair value of these instruments of $99 million compared to $79 million at December 31, 2014.

Because we derive approximately 70% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen, South Korean won, and euro.  Our forecasts generally assume exchange rates during 2016 will remain constant at January 2016 levels.  As an example of the impact that changes in foreign currency exchange rates could have on our financial results, we compare 2015 actual sales in yen, won and euro transaction currencies at an average currency exchange rate during the year to a 10% change in the currency exchange rate.  A plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2015 net sales of approximately $309 million.  A plus or minus 10% movement in the U.S. dollar – South Korean won and U.S. dollar – euro exchange rates would result in a change to 2015 net sales of approximately $5 million and $92 million, respectively.  We estimate that a plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2015 net income attributable to Corning Incorporated of approximately $188 million.  A plus or minus 10% movement in the U.S. dollar – South Korean won and U.S. dollar – euro exchange rates would result in a change to 2015 net income attributable to Corning Incorporated of approximately $67 million and $22 million, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates.  To manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  We are currently party to two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment of internal control over financial reporting includes controls over recognition of equity earnings and equity investments by Corning.  Internal control over financial reporting for Dow Corning is the responsibility of Dow Corning management. Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of Corning’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  Other Information

None.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Committees” in our Definitive Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 28, 2016, are incorporated by reference in this Annual Report on Form 10-K.  Information regarding executive officers is presented in Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics

Our Board of Directors adopted (i) the Code of Ethics for the Chief Executive Officer and Financial Executives (Code of Ethics) and (ii) the Code of Conduct for Directors and Executive Officers, which supplement our Code of Conduct that governs all employees and directors.  These Codes have been in existence for more than ten years.  The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions.  During 2015, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  A copy of the Code of Ethics is available on our website at http://www.corning.com/worldwide/en/about-us/investor-relations/codes-of-conduct-ethics.html.  We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Corporate Secretary, Corning Incorporated, Corning, NY  14831.  We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The sections entitled “Compensation Discussion and Analysis” and “Director Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections entitled “Beneficial Ownership of Directors and Officers” and “Beneficial Ownership of Corning’s Largest Shareholders” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, are incorporated by reference in this Annual Report on Form 10-K.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Equity Compensation Plan Information

The following table shows the total number of outstanding stock options and shares available for other future issuances of options under our existing equity compensation plans as of December 31, 2015, including the 2010 Equity Plan for Non-Employee Directors and 2012 Long-Term Incentive Plan:
	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	42,738,000	$19.40	71,841,896
Equity compensation plans not approved by security holders
Total	42,738,000	$19.40	71,841,896

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The sections entitled “Policy on Transactions with Related Persons”, “Director Independence and Transactions Considered in Independence Determinations” and “Committees” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, are incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The sections entitled “Fees Paid to Independent Registered Public Accounting Firm” and “Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, are incorporated by reference in this Annual Report on Form 10-K.

In June 2015, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report.  The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:
			Page
	1.	Financial statements	86
	2.	Financial statement schedule:
		(i) Valuation accounts and reserves	143
		See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

2.1
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

2.2
Transaction Agreement, dated December 10, 2015, by and between Corning Incorporated, The Dow Chemical Company, Dow Corning Corporation and HS Upstate Inc. (Incorporated by reference to Exhibit 2.1 of Corning’s Form 8-K filed on December 11, 2015).

2.3
Assignment Agreement, dated as of December 29, 2015, between Samsung Display Co., Ltd., Corning Incorporated, Corning Precision Materials Co., Ltd., and Corning Luxembourg S.àr.l., Corning Hungary Data Services Limited Liability Company, Corning Japan K.K., and Samsung Corning Advanced Glass LLC (Incorporated by reference to Exhibit 2.1 of Corning’s Form 8-K filed on December 29, 2015).

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

	3 (ii)	Amended and Restated By-Laws of Corning Incorporated, effective as of December 7, 2015 (Incorporated by reference to Exhibit 3(ii) of Corning’s Form 8-K filed December 7, 2015).

4.1
Indenture, dated November 8, 2000, by and between the Company and of The Bank of New York Mellon Trust Company, N.A. (successor to J. P. Morgan Chase & Co., formerly The Chase Manhattan Bank), as trustee (Incorporated by reference to Exhibit 4.01 to Corning’s Registration Statement on Form S-3, Registration Statement No. 333-57082).  The Company agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.

4.2
Form of certificate for shares of the common stock (Incorporated by reference to Exhibit 4 to Corning’s registration statement on Form S-8 dated May 7, 2010 (Registration Statement No. 333-166642)).  The terms of the Company’s Fixed Rate Cumulative Convertible Preferred Stock, Series A are reflected in the Certificate of Amendment to the Restated Certificate of Incorporation dated January 14, 2014, filed with the Secretary of State of the State of New York on January 14, 2014 and included as Exhibit 3(i)(1) hereto.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

10.60	Amendment No. 4 to Deferred Compensation Plan for Directors dated September 30, 2014. (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed on October 29, 2014).

10.61
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

10.62	2014 Variable Compensation Plan (Incorporated by reference to Appendix B of Corning’s Proxy Statement, Definitive 14A filed March 13, 2014 for the April 29, 2014 Annual Meeting of Shareholders).

10.63	Form of Corning Incorporated Incentive Stock Rights Agreement, effective January 1, 2015. (Incorporated by reference to Exhibit 10.64 of Corning’s Form 10-K filed February 13, 2015).

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

10.64	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2015 (Incorporated by reference to Exhibit 10.65 of Corning’s Form 10-K filed February 13, 2015).

10.65
Form of Officer Severance Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Martin J. Curran; Eric S. Musser; Christine M. Pambianchi; and R. Tony Tripeny (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed July 30, 2015).

10.66
Form of Change in Control Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Martin J. Curran; Eric S. Musser; Christine M. Pambianchi; and R. Tony Tripeny (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed July 30, 2015).

10.67	Master Confirmation – Uncollared Accelerated Share Repurchase, dated October 28, 2015 by and between Morgan Stanley & Co. LLC and Corning Incorporated.

10.68
Tax Matters Agreement, dated December 10, 2015, by and between Corning Incorporated, The Dow Chemical Company, Dow Corning Corporation and HS Upstate Inc. (Incorporated by reference to Exhibit 1.2 of Corning’s Form 8-K filed on December 11, 2015).

10.69	Form of Corning Incorporated Incentive Stock Rights Agreement, effective January 1, 2016.

10.70	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2016.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14
Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2015.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Samil PricewaterhouseCoopers.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

(c)	Financial Statements:

	1.	Financial Statements of Dow Corning Corporation for the years ended December 31, 2015, 2014 and 2013	145
	2.	Financial Statements of Samsung Corning Precision Materials Co., Ltd. for the year ended December 31, 2013	185

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief	February 12, 2016
	(Wendell P. Weeks)	Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

		Capacity	Date

	/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief Executive Officer and President	February 12, 2016
	(Wendell P. Weeks)	(Principal Executive Officer)

	/s/ R. Tony Tripeny	Senior Vice President and Chief Financial Officer	February 12, 2016
	(R. Tony Tripeny)	(Principal Financial Officer)

	/s/ Edward A. Schlesinger	Vice President and Corporate Controller	February 12, 2016
	(Edward A. Schlesinger)	(Principal Accounting Officer)

	*	Director	February 12, 2016
(Donald W. Blair)

	*	Director	February 12, 2016
(Stephanie A. Burns)

	*	Director	February 12, 2016
(John A. Canning, Jr.)

	*	Director	February 12, 2016
(Richard T. Clark)

	*	Director	February 12, 2016
(Robert F. Cummings, Jr.)

	*	Director	February 12, 2016
(Deborah A. Henretta)

	*	Director	February 12, 2016
(Daniel P. Huttenlocher)

	*	Director	February 12, 2016
(Kurt M. Landgraf)

	*	Director	February 12, 2016
(Kevin J. Martin)

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

	*	Director	February 12, 2016
(Deborah D. Rieman)

	*	Director	February 12, 2016
(Hansel E. Tookes II)

	*	Director	February 12, 2016
(Mark S. Wrighton)

*By	/s/ Lewis A. Steverson
(Lewis A. Steverson, Attorney-in-fact)

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Corning Incorporated
2015 Annual Report

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2016

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2015	2014	2013

Net sales	$9,111	$9,715	$7,819
Cost of sales	5,458	5,663	4,495

Gross margin	3,653	4,052	3,324

Operating expenses:
Selling, general and administrative expenses	1,523	1,211	1,126
Research, development and engineering expenses	769	815	710
Amortization of purchased intangibles	54	33	31
Restructuring, impairment and other charges (Note 2)		71	67
Asbestos litigation (credit) charges (Note 7)	(15)	(9)	19

Operating income	1,322	1,931	1,371

Equity in earnings of affiliated companies (Note 7)	299	266	547
Interest income	21	26	8
Interest expense	(140)	(123)	(120)
Transaction-related gain, net (Note 8)		74
Foreign currency hedge gain, net	85	1,411	622
Other (expense) income, net	(101)	(17)	45

Income before income taxes	1,486	3,568	2,473
Provision for income taxes (Note 6)	(147)	(1,096)	(512)

Net income attributable to Corning Incorporated	$1,339	$2,472	$1,961

Earnings per common share attributable to Corning Incorporated:
Basic (Note 18)	$1.02	$1.82	$1.35
Diluted (Note 18)	$1.00	$1.73	$1.34

Dividends declared per common share (1)	$0.36	$0.52	$0.39

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2015	2014	2013

Net income attributable to Corning Incorporated	$1,339	$2,472	$1,961

Foreign currency translation adjustments and other	(590)	(1,073)	(682)
Net unrealized gains (losses) on investments	1	(1)	2
Unamortized gains (losses) and prior service (costs) credits for postretirement benefit plans	121	(281)	392
Net unrealized (losses) gains on designated hedges	(36)	4	(24)
Other comprehensive loss, net of tax (Note 17)	(504)	(1,351)	(312)

Comprehensive income attributable to Corning Incorporated	$835	$1,121	$1,649

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2015	2014

Assets

Current assets:
Cash and cash equivalents	$4,500	$5,309
Short-term investments, at fair value (Note 3)	100	759
Total cash, cash equivalents and short-term investments	4,600	6,068
Trade accounts receivable, net of doubtful accounts and allowances - $48 and $47	1,372	1,501
Inventories, net of inventory reserves - $146 and $127 (Note 5)	1,385	1,322
Deferred income taxes (Note 6)		248
Other current assets (Note 11 and 15)	912	1,099
Total current assets	8,269	10,238

Investments (Note 7)	1,975	1,801
Property, plant and equipment, net of accumulated depreciation - $9,188 and $8,332 (Note 9)	12,648	12,766
Goodwill, net (Note 10)	1,380	1,150
Other intangible assets, net (Note 10)	706	497
Deferred income taxes (Note 6)	2,056	1,889
Other assets (Note 8, 11 and 15)	1,513	1,722

Total Assets	$28,547	$30,063

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 12)	$572	$36
Accounts payable	934	997
Other accrued liabilities (Note 11 and 14)	1,308	1,291
Total current liabilities	2,814	2,324

Long-term debt (Note 12)	3,910	3,227
Postretirement benefits other than pensions (Note 13)	718	814
Other liabilities (Note 11 and 14)	2,242	2,046
Total liabilities	9,684	8,411

Commitments and contingencies (Note 14)
Shareholders’ equity (Note 17):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,681 million and 1,672 million	840	836
Additional paid-in capital – common stock	13,352	13,456
Retained earnings	13,832	13,021
Treasury stock, at cost; shares held: 551 million and 398 million	(9,725)	(6,727)
Accumulated other comprehensive loss	(1,811)	(1,307)
Total Corning Incorporated shareholders’ equity	18,788	21,579
Noncontrolling interests	75	73
Total equity	18,863	21,652

Total Liabilities and Equity	$28,547	$30,063

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2015	2014	2013

Cash Flows from Operating Activities:
Net income	$1,339	$2,472	$1,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,130	1,167	971
Amortization of purchased intangibles	54	33	31
Restructuring, impairment and other charges		71	67
Stock compensation charges	46	58	54
Equity in earnings of affiliated companies	(299)	(266)	(547)
Dividends received from affiliated companies	143	1,704	630
Deferred tax provision	54	612	189
Restructuring payments	(40)	(39)	(35)
Customer deposits	197
Employee benefit payments (in excess of) less than expense	(52)	(52)	52
Gains on foreign currency hedges related to translated earnings	(80)	(1,369)	(435)
Unrealized translation losses on transactions	268	431	96
Contingent consideration fair value adjustment	(13)	(249)
Changes in certain working capital items:
Trade accounts receivable	162	(16)	(29)
Inventories	(77)	2	(247)
Other current assets	(57)	(16)	34
Accounts payable and other current liabilities	(146)	(3)	(23)
Other, net	180	169	18
Net cash provided by operating activities	2,809	4,709	2,787

Cash Flows from Investing Activities:
Capital expenditures	(1,250)	(1,076)	(1,019)
Acquisitions of businesses, net of cash (paid) received	(732)	66	(68)
Proceeds from sale of a business	12
Investment in unconsolidated entities	(33)	(109)	(526)
Proceeds from loan repayments from unconsolidated entities	6	23	8
Short-term investments – acquisitions	(969)	(1,398)	(1,406)
Short-term investments – liquidations	1,629	1,167	2,026
Premium on purchased collars			(107)
Realized gains on foreign currency hedges related to translated earnings	653	361	87
Other, net	(1)	4	1
Net cash used in investing activities	(685)	(962)	(1,004)

Cash Flows from Financing Activities:
Retirement of long-term debt, net			(498)
Net repayments of short-term borrowings and current portion of long-term debt	(12)	(52)	(71)
Proceeds from issuance of long-term debt	745		248
Proceeds from issuance of short-term debt, net	3	29
Proceeds from issuance of commercial paper	481
(Payments) proceeds from the settlement of interest rate swap agreements	(10)		33
Principal payments under capital lease obligations	(6)	(6)	(7)
Proceeds from issuance of preferred stock (1)		400
Proceeds received for asset financing and related incentives, net	1	1	276
Payments to acquire noncontrolling interest			(47)
Proceeds from the exercise of stock options	102	116	85
Repurchases of common stock for treasury	(3,228)	(2,483)	(1,516)
Dividends paid	(679)	(591)	(566)
Net cash used in financing activities	(2,603)	(2,586)	(2,063)
Effect of exchange rates on cash	(330)	(556)	(4)
Net (decrease) increase in cash and cash equivalents	(809)	605	(284)
Cash and cash equivalents at beginning of year	5,309	4,704	4,988

Cash and cash equivalents at end of year	$4,500	$5,309	$4,704

(1)
In the first quarter of 2014, Corning issued 1,900 shares of Preferred Stock to Samsung Display Co., Ltd. in connection with the acquisition of their equity interests in Samsung Corning Precision Materials Co., Ltd. (Note 8).  Corning also issued to Samsung Display an additional 400 shares of Preferred Stock at closing, for an issue price of $400 million in cash (Note 17).

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

(In millions)	Convertible preferred stock	Common stock	Additional paid-in capital-common	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Corning Incorporated shareholders’ equity	Non- controlling interests	Total
Balance, December 31, 2012		$825	$13,146	$9,932	$(2,773)	$356	$21,486	$47	$21,533

Net income				1,961			1,961		1,961
Other comprehensive loss						(312)	(312)		(312)
Purchase of common stock for treasury			(200)		(1,316)		(1,516)		(1,516)
Shares issued to benefit plans and for option exercises		6	139		(1)		144		144
Dividends on shares				(566)			(566)		(566)
Other, net			(19)	(7)	(9)		(35)	2	(33)
Balance, December 31, 2013		$831	$13,066	$11,320	$(4,099)	$44	$21,162	$49	$21,211

Net income				2,472			2,472	3	2,475
Other comprehensive loss						(1,351)	(1,351)	(1)	(1,352)
Shares issued for acquisition of equity investment company	$1,900						1,900	15	1,915
Shares issued for cash	400						400		400
Purchase of common stock for treasury			129		(2,612)		(2,483)		(2,483)
Shares issued to benefit plans and for option exercises		5	261		(2)		264		264
Dividends on shares				(771)			(771)		(771)
Other, net					(14)		(14)	7	(7)
Balance, December 31, 2014	$2,300	$836	$13,456	$13,021	$(6,727)	$(1,307)	$21,579	$73	$21,652

Net income				1,339			1,339	9	1,348
Other comprehensive loss						(504)	(504)	(1)	(505)
Purchase of common stock for treasury			(250)		(2,978)		(3,228)		(3,228)
Shares issued to benefit plans and for option exercises		4	146		(1)		149		149
Dividends on shares				(528)			(528)		(528)
Other, net					(19)		(19)	(6)	(25)
Balance, December 31, 2015	$2,300	$840	$13,352	$13,832	$(9,725)	$(1,811)	$18,788	$75	$18,863

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

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

Samsung Corning Precision Materials Co., Ltd. (“Samsung Corning Precision Materials”)

As further discussed in Note 8 (Acquisitions) to the Consolidated Financial Statements, on January 15, 2014, Corning completed a series of strategic and financial agreements to acquire the common shares of Samsung Corning Precision Materials previously held by Samsung Display Co., Ltd. (“Samsung Display”).  As a result of these transactions, Corning is now the owner of 100% of the common shares of Samsung Corning Precision Materials, which we have consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials Co., Ltd. (“Corning Precision Materials”), the former Samsung Corning Precision Materials organization and operations were integrated into the Display Technologies segment in the first quarter of 2014.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes.  Significant estimates and assumptions in these consolidated financial statements include estimates of fair value associated with revenue recognition, restructuring charges, goodwill and long-lived asset impairment tests, estimates of acquired assets and liabilities, estimates of fair value of investments, equity interests, environmental and legal liabilities, income taxes and deferred tax valuation allowances, assumptions used in calculating pension and other postretirement employee benefit expenses and the fair value of share-based compensation.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

Research and Development Costs

Research and development costs are charged to expense as incurred.  Research and development costs totaled $638 million in 2015, $701 million in 2014 and $613 million in 2013.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning’s foreign subsidiaries is made based on the appropriate economic factors.  For most foreign operations, the local currencies are generally considered to be the functional currencies.  Corning’s most significant exception is our Taiwanese subsidiary, which uses the Japanese yen as its functional currency.  For all transactions denominated in a currency other than a subsidiary’s functional currency, exchange rate gains and losses are included in income for the period in which the exchange rates changed.  Foreign currency transaction losses for the years ended December 31, 2015, 2014 and 2013 were $22 million, $60 million and $190 million, respectively.

Foreign subsidiary functional currency balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year.  Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.  The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature, which are recorded together with translation gains and losses in accumulated other comprehensive income in shareholders’ equity.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the amount of net translation gains or losses that have been accumulated in other comprehensive income attributable to that investment are reported as a gain or loss for the period in which the sale or liquidation occurs.

Share-Based Compensation

Corning’s share-based compensation programs include employee stock option grants, time-based restricted stock awards and time-based restricted stock units, as more fully described in Note 19 (Share-based Compensation) to the Consolidated Financial Statements.

The cost of share-based compensation awards is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards earned over the vesting period.  Corning estimates the fair value of share-based awards using a multiple-point Black-Scholes option valuation model, which incorporates assumptions including expected volatility, dividend yield, risk-free rate, expected term and departure rates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash.  We consider securities with contractual maturities of three months or less, when purchased, to be cash equivalents.  The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

1.      Summary of Significant Accounting Policies (continued)

Supplemental disclosure of cash flow information follows (in millions):
	Years ended December 31,
	2015	2014	2013
Non-cash transactions:
Accruals for capital expenditures	$298	$358	$185
Cash paid for interest and income taxes:
Interest (1)	$178	$171	$182
Income taxes, net of refunds received	$253	$577	$469

(1)
Included in this amount are approximately $35 million, $40 million and $35 million of interest costs that were capitalized as part of property, plant and equipment, net of accumulated depreciation, in 2015, 2014 and 2013, respectively.

Short-Term Investments

Our short-term investments consist of available-for-sale securities that are stated at fair value.  Consistent with Corning’s cash investment policy, our short-term investments consist primarily of fixed-income securities.  Preservation of principal is the primary principle of our cash investment policy that is carried out by limiting interest rate, reinvestment, security, quality and event risk.  Our investments are generally liquid and all are investment grade quality.  The portfolio is invested predominantly in U.S. government securities and quality money market funds.  Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.  Realized gains and losses are recorded in other (expense) income, net.

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

Property, Plant and Equipment, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost.  Depreciation is based on estimated useful lives of properties using the straight-line method.  Except as described in Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements related to accelerated depreciation arising from restructuring programs and Note 9 (Property, Plant and Equipment, Net of Accumulated Depreciation) to the Consolidated Financial Statements related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

1.      Summary of Significant Accounting Policies (continued)

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

Costs for our postretirement benefit plans consist of on-going costs recognized quarterly, and are comprised of service and interest costs, amortization of prior service costs and amortization of actuarial gains and losses.  We recognize the actuarial gains and losses resulting from changes in actuarial assumptions for discount rates as a component of Shareholders’ Equity on our consolidated balance sheets on an annual basis and amortize them into our operating results over the average remaining service period of employees expected to receive benefits under the plans, to the extent such gains and losses are outside of the corridor.

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional detail.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards and for differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

The effective income tax rate reflects our assessment of the ultimate outcome of tax audits.  In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized.  Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when new information becomes available.  Our liability for unrecognized tax benefits, including accrued penalties and interest, is included in other accrued liabilities and other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of income.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

1.      Summary of Significant Accounting Policies (continued)

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

All derivatives are recorded at fair value on the balance sheet.  Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are not recognized in current operating results but are recorded in accumulated other comprehensive income.  Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings.  This reclassification is recorded in the same line item of the consolidated statement of income as where the effects of the hedged item are recorded, typically sales, cost of sales or other (expense) income, net.  Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by the change in the fair value of the hedged item.  Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings in the Foreign currency hedge gain, net line of the consolidated statement of income.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU originally was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.  This ASU shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

1.      Summary of Significant Accounting Policies (continued)

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), requiring deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted as of the beginning of an interim or annual reporting period.  We have adopted this ASU prospectively for the year ended December 31, 2015.  See Note 6 (Income Taxes) to the Consolidated Financial Statements for additional information.

2.      Restructuring, Impairment and Other Charges

2015 Activity

For the year ended December 31, 2015, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were $40 million.

2014 Activity

For the year ended December 31, 2014, we recorded charges of $71 million for workforce reductions, asset disposals and write-offs, and exit costs for restructuring activities with total cash expenditures of approximately $39 million.

The following table summarizes the restructuring, impairment and other charges as of and for the year ended December 31, 2014 (in millions):
	Reserve at January 1, 2014	Net Charges/ Reversals	Non cash adjustments	Cash payments	Reserve at December 31, 2014
Restructuring:
Employee related costs	$36	$48	$(9)	$(31)	$44
Other charges (credits)	8	1	(1)	(8)
Total restructuring activity	$44	$49	$(10)	$(39)	$44

Impairment charges and disposal of long-lived assets:		$22

Total restructuring, impairment and other charges		$71

Cash payments for employee-related and exit activity related to the 2014 restructuring actions were substantially completed in 2015.

2013 Activity

To better align our 2014 cost position in several of our businesses, Corning implemented a global restructuring plan within several of our segments in the fourth quarter of 2013, consisting of workforce reductions, asset disposals and write-offs, and exit costs.  We recorded charges of $67 million, before tax, associated with these actions, with cash expenditures of $35 million.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

2.      Restructuring, Impairment and Other Charges (continued)

The following table summarizes the restructuring, impairment and other charges as of and for the year ended December 31, 2013 (in millions):
	Reserve at January 1, 2013	Net Charges/ Reversals	Non cash adjustments	Cash payments	Reserve at December 31, 2013
Restructuring:
Employee related costs	$38	$34	$(4)	$(32)	$36
Other charges (credits)	4	7		(3)	8
Total restructuring activity	$42	$41	$(4)	$(35)	$44

Impairment charges and disposal of long-lived assets:		$26

Total restructuring, impairment and other charges		$67
Cash payments for employee-related and exit activity related to the 2013 corporate-wide restructuring plan were substantially completed in 2014.

3.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale securities (in millions):
	Amortized cost December 31,		Fair value December 31,
	2015	2014	2015	2014
Bonds, notes and other securities:
U.S. government and agencies	$100	$759	$100	$759
Total short-term investments	$100	$759	$100	$759
Asset-backed securities	$37	$42	$33	$38
Total long-term investments	$37	$42	$33	$38

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

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2015 (in millions):
Less than one year	$ 70
Due in 1-5 years	30
Due in 5-10 years
Due after 10 years	33
Total	$133

Unrealized gains and losses, net of tax, are computed on a specific identification basis and are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity until realized.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

3.      Available-for-Sale Investments (continued)

The following tables provide the fair value and gross unrealized losses of the Company’s investments and unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:
(in millions)	Number of securities in a loss position	December 31, 2015
		12 months or greater		Total
		Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$33	$(4)	$33	$(4)
Total long-term investments	21	$33	$(4)	$33	$(4)

(1)	Unrealized losses in securities less than 12 months were not significant.

(in millions)	Number of securities in a loss position	December 31, 2014
		12 months or greater		Total
		Fair value	Unrealized losses (1)	Fair value	Unrealized losses
Asset-backed securities	21	$37	$(4)	$37	$(4)
Total long-term investments	21	$37	$(4)	$37	$(4)

(1)	Unrealized losses in securities less than 12 months were not significant.

Proceeds from sales and maturities of short-term investments totaled $1.6 billion, $1.2 billion and $2.0 billion in 2015, 2014 and 2013, respectively.

4.      Significant Customers

For 2015, Corning’s sales to Samsung Display Co. Ltd., a customer of our Display Technologies and Specialty Materials segments, represented 11% of the Company’s consolidated net sales.  For 2014, Corning’s sales to Samsung Display Co. Ltd., a customer of our Display Technologies segment, represented 14% of the Company’s consolidated net sales.  In 2013, Corning’s sales to AU Optronics Corporation, a customer of our Display Technologies segment, represented 10% of the Company’s consolidated net sales.

5.      Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):
	December 31,
	2015	2014
Finished goods	$633	$586
Work in process	264	255
Raw materials and accessories	200	202
Supplies and packing materials	288	279
Total inventories, net of inventory reserves	$1,385	$1,322

6.      Income Taxes

Income before income taxes follows (in millions):
	Years ended December 31,
	2015	2014	2013

U.S. companies	$426	$2,384	$1,274
Non-U.S. companies	1,060	1,184	1,199
Income before income taxes	$1,486	$3,568	$2,473

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

6.      Income Taxes (continued)

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):
	Years ended December 31,
	2015	2014	2013
Current:
Federal	$40	$38	$3
State and municipal	20	32	12
Foreign	33	414	308
Deferred:
Federal	144	411	112
State and municipal	30	(9)	50
Foreign	(120)	210	27
Provision for income taxes	$147	$1,096	$512

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:
	Years ended December 31,
	2015		2014		2013
Statutory U.S. income tax rate	35.0%		35.0%		35.0%
State income tax (benefit), net of federal effect	0.1		4.9	(9)	0.6
Tax holidays (1)	(0.5)		(0.4)		(1.2)
Investment and other tax credits (2)	(1.7)		(0.3)		(2.0)
Rate difference on foreign earnings	(19.8)	(11)	(8.3)		(8.1)	(4)
Uncertain tax positions	4.3	(10)	(0.1)		0.2
Equity earnings impact (3)	(5.4)		(2.0)		(6.6)
Valuation allowances	(4.2)	(7)	0.8	(6)	3.1	(5)
Other items, net	2.1		1.1	(8)	(0.3)
Effective income tax (benefit) rate	9.9%		30.7%		20.7%

(1)
Primarily related to a subsidiary in Taiwan operating under tax holiday arrangements.  The nature and extent of such arrangements vary, and the benefits of existing arrangements phase out in future years (through 2018).  The impact of tax holidays on net income per share on a diluted basis was $0.01 in 2015, $0.01 in 2014 and $0.02 in 2013.

(2)	Primarily related to research and development and other credits in the U.S.
(3)
Equity in earnings of nonconsolidated affiliates reported in the financials net of tax.  The difference between 2013-2014 was due to the change of Samsung Corning Precision Materials from an equity company to a consolidated entity.

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
(6)
$177 million tax expense related to change in judgment on the realizability of Germany and Japan deferred tax assets is partially offset with benefit from state deferred tax asset valuation allowance reductions, including the valuation allowance relating to the New York State attribute reduction discussed in (9) below.

(7)
$100 million tax benefit primarily related to change in judgment on the realizability of Germany and Japan deferred tax assets is partially offset with tax expense from U.S. state and China deferred tax allowance increases.

(8)
Includes in 2014, $9 million benefit for domestic manufacturing deduction and $46 million of tax expense related to out of period transfer pricing adjustments.  The impact of these corrections is not material to any individual period previously presented.

(9)	Includes $100 million tax expense related to the write-off of New York State tax attributes for a state law change that were offset with full valuation allowance.
(10)
Unrecognized tax benefit reserve was primarily for tax positions taken related to transfer pricing of which $31 million tax expense is related to out of period adjustments.  The impact of these corrections is not material to any individual period previously presented.  Since the Company operates in a number of countries with income tax treaties, an offsetting benefit was recorded where it believes it is more-likely-than-not to receive competent authority relief.

(11)
Tax benefit is primarily for excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income and the income of Taiwan and Korea subsidiaries with lower statutory rates than the U.S.  The amount of tax benefit in 2015 is relatively consistent with 2014.  The change in the effective tax rate reconciliation percentage is driven by the significant decrease in the gain on our foreign currency translation hedges in 2015 versus 2014.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

6.      Income Taxes (continued)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):
	December 31,
	2015	2014

Loss and tax credit carryforwards	$1,151	$1,235
Other assets	69	69
Asset impairments and restructuring reserves	153	170
Postretirement medical and life benefits	276	312
Other accrued liabilities	265	246
Other employee benefits	505	473
Gross deferred tax assets	2,419	2,505
Valuation allowance	(238)	(298)
Total deferred tax assets	2,181	2,207
Intangible and other assets	(181)	(152)
Fixed assets	(284)	(299)
Total deferred tax liabilities	(465)	(451)
Net deferred tax assets	$1,716	$1,756

The net deferred tax assets are classified in our consolidated balance sheets as follows (in millions):
	December 31,
	2015	2014
Current deferred tax assets		$248
Non-current deferred tax assets	$2,056	1,889
Current deferred tax liabilities		(5)
Non-current deferred tax liabilities	(340)	(376)
Net deferred tax assets	$1,716	$1,756

Corning adopted ASU 2015-17 prospectively.  All deferred taxes are classified as non-current on the balance sheet as of December 31, 2015.  Prior periods were not retrospectively adjusted.

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2015 follow (in millions):
		Expiration
	Amount	2016-2020	2021-2025	2026-2035	Indefinite
Net operating losses	$406	$127	$63	$3	$213
Tax credits	745	414	58	237	36
Totals as of December 31, 2015	$1,151	$541	$121	$240	$249

The recognition of windfall tax benefits from share-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable.  Cumulative tax benefits totaling $244 million will be recorded in additional paid-in-capital when credit carryforwards are utilized and the windfall tax benefit can be realized.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized.  Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss and state tax net operating loss carryforwards, as well as other foreign net operating loss carryforwards, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire.  U.S. profits of approximately $4.7 billion will be required to fully realize the U.S. deferred tax assets as of December 31, 2015, of which $88 million will be required over the next 20 years to realize the deferred tax assets related to general business credits and $1.9 billion of foreign sourced income will be required over the next 10 years to fully realize the deferred tax assets associated with foreign tax credits.  The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2015 and 2014 was $238 million and $298 million, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

6.      Income Taxes (continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):
	2015	2014
Balance at January 1	$10	$15
Additions based on tax positions related to the current year
Additions for tax positions of prior years	245	5
Reductions for tax positions of prior years	(1)
Settlements and lapse of statute of limitations	(1)	(10)
Balance at December 31	$253	$10

The additions for tax positions of prior years include $221 million for unrecognized tax benefits related to gross transfer pricing adjustments.  See footnote (10) of the Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations above for more information.  Included in the balance at December 31, 2015 and 2014 are $102 million and $5 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense.  For the year ended December 31, 2015 the amount recognized in interest expense is $6 million.  In 2014 and 2013, the amounts recognized in interest expense and income were immaterial.  The amounts accrued at December 31, 2015 and 2014 for the payment of interest and penalties was $5 million and $1 million, respectively.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned of its U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns.  All such returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS).  The statute of limitations is closed for all returns prior to 2002, but the IRS can make adjustments for the return in which the NOL, U.S. foreign tax and research experimentation credit carryovers are utilized.

Corning Incorporated and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years.  Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations.  Generally, these countries have statutes of limitations ranging from 3 to 7 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2009 onward), Taiwan (2014 onward) and South Korea (2015 onward).

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of an immaterial amount of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws, derivative contract settlements or the development of tax planning ideas that allow us to repatriate earnings at minimal or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  As of December 31, 2015, taxes have not been provided on approximately $11 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

7.      Investments

Investments comprise the following (in millions):
	Ownership interest (1)			December 31,
				2015	2014
Affiliated companies accounted for by the equity method
Dow Corning		50%		$1,483	$1,325
All other	20%	to	50%	422	452
				1,905	1,777
Other investments				70	24
Total				$1,975	$1,801

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies at December 31, 2015. Corning does not control any of such entities.

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):
	Years ended December 31,
	2015	2014	2013

Statement of operations (1)(2):
Net sales	$6,461	$7,124	$8,526
Gross profit	$1,606	$1,701	$2,655
Net income	$586	$647	$1,135
Corning’s equity in earnings of affiliated companies	$299	$266	$547

Related party transactions:
Corning sales to affiliated companies	$30	$13	$13
Corning purchases from affiliated companies	$19	$25	$189
Corning transfers of assets, at cost, to affiliated companies (3)			$37
Dividends received from affiliated companies	$143	$130	$629
Royalty income from affiliated companies		$2	$57
Corning services to affiliates			$2

	December 31,
	2015	2014
Balance sheet:
Current assets	$5,228	$5,432
Noncurrent assets	$6,453	$6,864
Short-term borrowings, including current portion of long-term debt	$6	$7
Other current liabilities	$1,461	$1,630
Long-term debt	$800	$950
Other long-term liabilities	$4,557	$5,143
Non-controlling interest	$631	$634

Related party transactions:
Balances due from affiliated companies	$11	$19
Balances due to affiliated companies	$1	$2

(1)	2013 amounts include Samsung Corning Precision Materials.
(2)
As a result of the series of strategic and financial agreements with Samsung Display entered into on October 22, 2013, certain non-operating assets of Samsung Corning Precision Materials were held for sale as of December 31, 2013 and are reported as discontinued operations in Samsung Corning Precision Materials financial statements, which are attached in Item 15, Exhibits and Financial Schedules.  Previous period amounts have been conformed for comparative purposes.

(3)	In 2013, Corning purchased machinery and equipment on behalf of Samsung Corning Precision Materials to support its capital expansion initiative.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

7.      Investments (continued)

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

At December 31, 2015, approximately $2.0 billion of equity in undistributed earnings of equity companies was included in our retained earnings.

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

As further discussed in Note 8 (Acquisitions), on January 15, 2014, Corning completed the acquisition of the common shares of Samsung Corning Precision Materials previously held by Samsung Display.  As a result of these transactions, Corning became the owner of 100% of the common shares of Samsung Corning Precision Materials, which were consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials, the former Samsung Corning Precision Materials organization and operations were integrated into the Display Technologies segment in the first quarter of 2014.

Dow Corning

Dow Corning is a U.S.-based manufacturer of silicone products.  Corning and Dow Chemical each own half of Dow Corning.

Dow Corning’s financial position and results of operations follow (in millions):
	Years ended December 31,
	2015	2014	2013

Statement of operations:
Net sales	$5,649	$6,221	$5,711
Gross profit (1)	$1,472	$1,543	$1,280
Net income attributable to Dow Corning	$563	$513	$376
Corning’s equity in earnings of Dow Corning	$281	$252	$196

Related party transactions:
Corning purchases from Dow Corning	$15	$15	$22
Dividends received from Dow Corning	$143	$125	$100

	December 31,
	2015	2014
Balance sheet:
Current assets	$4,511	$4,712
Noncurrent assets	$6,064	$6,433
Short-term borrowings, including current portion of long-term debt	$6	$7
Other current liabilities	$1,305	$1,441
Long-term debt	$785	$945
Other long-term liabilities	$4,539	$5,125
Non-controlling interest	$631	$634

(1)	Gross profit for the year ended December 31, 2015 includes R&D cost of $233 million (2014: $273 million and 2013: $248 million).

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

7.	Investments (continued)

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and Litigation Facility (the “Settlement Facility”) to provide a means for tort claimants to settle or litigate their claims. The Plan contains a cap on the amount of payments required from Dow Corning to fund the Settlement Facility.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Facility, and approximately $1.3 billion has been paid to claimants out of the Settlement Facility.  As of December 31, 2015, Dow Corning had recorded a reserve for breast implant litigation of $291 million.

During the fourth quarter of 2014, Dow Corning, with the assistance of a third-party advisor, developed an estimate of the future Implant Liability based on evidence that the actual funding required for the Settlement Facility is expected to be lower than the full funding cap set forth in the Plan.  On December 12, 2014, Dow Corning reduced its Implant Liability by approximately $1.3 billion (Corning’s share after-tax: $393 million).  Previously, the Implant Liability was based on the full funding cap set forth in the Plan.  The revised Implant Liability reflects Dow Corning’s best estimate of its remaining obligations under the Plan.  Should events or circumstances occur in the future which change Dow Corning’s estimate of the remaining funding obligations; the Implant Liability will be revised.  This adjustment does not affect Dow Corning’s commitment or ability to fulfill its obligations under the settlement, and all claims that qualify under the settlement will be paid according to the terms of the Plan.

As a separate matter arising from its bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.   As of December 31, 2015, Dow Corning has estimated the potential liability to these creditors to be within the range of $104 million to $341 million.  As Dow Corning management believes no single amount within the range appears to be a better estimate than any other amount within the range, Dow Corning has recorded the minimum liability within the range.  Should Dow Corning not prevail in this matter, Corning’s equity earnings would be reduced by its 50% share of the amount in excess of $104 million, net of applicable tax benefits.  There are a number of other claims in the bankruptcy proceedings against Dow Corning awaiting resolution by the U.S. District Court, and it is reasonably possible that Dow Corning may record bankruptcy-related charges in the future.  The remaining tort claims against Dow Corning are expected to be channeled by the Plan into facilities established by the Plan or otherwise defended by the Litigation Facility.

On December 11, 2015, Corning announced its intention to exchange its 50% equity interest in Dow Corning Corporation for 100% of the stock of a newly formed entity that will become a wholly owned subsidiary of Corning Incorporated.  The newly formed entity will hold approximately 40% ownership in Hemlock Semiconductor Group and approximately $4.8 billion in cash.  Upon completion of this strategic realignment, which is expected to close during the first half of 2016, Dow Chemical, an equal owner of Dow Corning with Corning since 1943, will assume 100% ownership of Dow Corning.

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

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).  On September 30, 2014, the United States District Court for the Western District of Pennsylvania (the “District Court”) affirmed the Bankruptcy Court’s decision confirming the Amended PCC Plan.  On October 30, 2014, one of the objectors to the Plan appealed the District Court’s affirmation of the Plan to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”).  On January 6, 2016, all pending appeals of the Plan were withdrawn and Corning expects that the Plan will become effective in April 2016.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

7.	Investments (continued)

Under the Plan as affirmed by the Bankruptcy Court and affirmed by the District Court, Corning is required to contribute its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation, and to contribute $290 million in a fixed series of payments, recorded at present value.  Corning will contribute its equity interest in PCC and PCE on the Plan’s Funding Effective Date, which is expected to occur in June 2016.  Corning has the option to use its common stock rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  The Plan requires Corning to make: (1) one payment of $70 million one year from the date the Plan becomes effective and certain conditions are met; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,300 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case (the “non-PCC asbestos claims”).  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos claims (the “Stay”).  The Stay remains in place as of the date of this filing; however, given that the Amended PCC Plan is now affirmed by the District Court and the Third Circuit Court of Appeals, Corning anticipates the Stay will be lifted in the second half of 2016.  These non-PCC asbestos claims have been covered by insurance without material impact to Corning to date.  As of December 31, 2015, Corning had received for these claims approximately $19 million in insurance payments.  When the Stay is lifted, these non-PCC asbestos claims will be allowed to proceed against Corning.  In prior periods, Corning recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos claims.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $678 million at December 31, 2015, compared with an estimate of liability of $681 million at December 31, 2014.  The $678 million liability is comprised of $238 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos claims, all referenced in the preceding paragraphs.  With respect to the PCE liability, at December 31, 2015 and 2014, the fair value of $238 million and $241 million of our interest in PCE significantly exceeded its carrying value of $154 million and $162 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC asbestos claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the Stay issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  For the years ended December 31, 2015 and 2014, Corning recorded asbestos litigation income of $15 million and expense of $9 million, respectively.  At December 31, 2015, $440 million of the obligation, consisting of the $290 million for the fixed series of payments and $150 million for the non-PCC asbestos claims, is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective.  The amount of the obligation related to the fair value of PCE, $238 million, was reclassified to a current liability in the fourth quarter of 2015, as the contribution of the assets is expected to be made within the next twelve months.

Non-PCC Asbestos Claims Insurance Litigation

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

8.      Acquisitions

Year ended December 31, 2015

Corning completed five acquisitions in 2015.  There have been minor adjustments during 2015 made to the preliminary allocation of the total purchase consideration related to working capital adjustments and true-up of the fair value of assets acquired for the acquisitions.  Corning has completed the purchase accounting for four acquisitions.  The purchase accounting related to one acquisition in the fourth quarter of 2015 has not been completed and amounts related to this acquisition are subject to change.  A summary of the allocation of the total purchase consideration for the five acquisitions is as follows (in millions):
Cash and cash equivalents	$2
Trade receivables	63
Inventory	47
Property, plant and equipment	117
Other intangible assets	286
Other current and non-current assets	27
Current and non-current liabilities	(117)
Total identified net assets	425
Purchase consideration	(725)
Goodwill (1)	$300

(1)
The goodwill recognized is partially deductible for U.S. income tax purposes.  The goodwill was allocated to the Optical Communications and All Other reporting segment in the amount of $213 million and $87 million, respectively.

The total consideration related to the acquisitions primarily consisted of cash and, in two of the acquisitions, contingent consideration.  The contingent consideration arrangements may require additional amounts to be paid in 2016 and 2017 based on projections of future revenues.  The combined potential additional consideration is capped at $28 million.  The total fair value of the contingent consideration for the two acquisitions was valued at $13 million as of the acquisition date and $10 million as of December 31, 2015.  The change in fair value of contingent consideration of $3 million was recorded as an adjustment to selling, general and administrative expenses.

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

Acquisition-related costs of $11 million included in selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2015 included costs for legal, accounting, valuation and other professional services.  The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Corning’s financial results.

Year ended December 31, 2014

On January 15, 2014, Corning completed a series of strategic and financial agreements pursuant to the Framework Agreement with Samsung Display to acquire the remaining common shares of Samsung Corning Precision Materials.  The transaction is expected to strengthen product and technology collaborations between the two companies and allow Corning to extend its leadership in specialty glass and drive earnings growth.

The acquisition of Samsung Corning Precision Materials was accounted for under the purchase method of accounting in accordance with business combination accounting guidance.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value on the date of acquisition.  The fair value was determined based on the fair value of consideration transferred for the remaining equity interest of Samsung Display’s shares.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

8.      Acquisitions (continued)

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

On December 29, 2015, Corning and Samsung Display entered into an agreement pursuant to which Corning exchanged the amount of contingent consideration in excess of $300 million (net present fair value: $246 million), as consideration for the incremental fair value associated with a number of commercial agreements, including the amendment of its long-term supply agreement with Samsung Display.  As of December 29, 2015, the net present fair value of the contingent consideration receivable was $458 million.  The net present fair value of the commercial benefit associated with the amended long-term supply agreement exceeds the value exchanged by Corning pursuant to this agreement (net present fair value: $212 million).  Consequently, Corning reclassified this amount to the other asset line of the Consolidated Balance Sheet and will amortize the amount over the remaining term of the long-term supply agreement as a reduction in revenue.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

8.      Acquisitions (continued)

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

The gain on the previously held equity investment was calculated based on the fair value of the entity immediately preceding the acquisition of Samsung Corning Precision Materials.  As the pre-existing contract was treated as a separate transaction, the pre-existing contract was not taken into consideration when calculating the gain on the previously held equity interest.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

8.      Acquisitions (continued)

The following table summarizes the amounts of identified assets acquired and liabilities assumed at acquisition date and recorded measurement period adjustments.  Corning has completed its accounting for the acquisition of Samsung Corning Precision Materials and its review of deferred taxes.

Recognized amounts of identified assets acquired and liabilities assumed (in millions):
Cash and cash equivalents (1)	$133
Trade receivables (3)	357
Inventory (3)	105
Property, plant and equipment (3)	3,595
Other current and non-current assets (3)	71
Debt – current	(32)
Accounts payable and accrued expenses (3)	(357)
Other current and non-current liabilities (3)	(294)
Total identified net assets (3)	3,578
Non-controlling interests	15
Fair value of Samsung Corning Precision Materials on acquisition date	(3,718)
Goodwill (2)(3)	$125

(1)	Cash and cash equivalents are presented net of the 2014 dividend distributed subsequent to the acquisition of Samsung Corning Precision Materials, in the amount of $2.8 billion.
(2)	The goodwill recognized is not deductible for U.S. income tax purposes. The goodwill was allocated to the Display Technologies segment.
(3)
During 2014, the Company recorded total measurement period adjustments of $60 million for the acquisition of Corning Precision Materials primarily related to accrual of contingent liabilities and employee benefit obligations.

The goodwill is primarily attributable to the workforce of the acquired business and the synergies expected to result from the integration of Corning Precision Materials.  Acquisition-related costs of $93 million in the year ended December 31, 2014 included costs for post-acquisition compensation expense, legal, accounting, valuation and other professional services and were included in selling, general and administrative expenses in the Consolidated Statements of Income.  Since the date of acquisition, the consolidation of Corning Precision Materials added $1,343 million and $1,761 million to net sales for the years ending December 31, 2015 and 2014, respectively.  The impact to net income of the consolidation of Corning Precision Materials is impracticable to calculate due to the level of integration within the Display Technologies segment and the significant amount of estimates that would be required.

Unaudited Pro Forma Financial Information

The unaudited pro forma combined consolidated statement of income for the year ended December 31, 2013, was derived from the financial statements of Corning and Samsung Corning Precision Materials for the year ended December 31, 2013, and is presented to show how Corning might have appeared had the acquisition of Samsung Corning Precision Materials occurred as of January 1, 2013.

The unaudited pro forma combined consolidated financial information was prepared pursuant to the rules and regulations of the SEC.  The unaudited pro forma adjustments reflecting the acquisition of Samsung Corning Precision Materials have been prepared in accordance with the business combination accounting guidance and reflect the allocation of the purchase price to the acquired assets and liabilities based upon the fair values, using the assumptions set forth above.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

8.      Acquisitions (continued)

Unaudited Pro Forma Financial Information (in millions, except per share data):
Twelve months ended December 31, 2013
Net sales	$9,871
Net income attributable to Corning Incorporated – basic earnings per share	$2,327
Net income attributable to Corning Incorporated – diluted earnings per share	$2,425
Earnings per common share attributable to common shareholders
Basic	$1.60
Diluted	$1.54
Shares used in computing per share amounts
Basic	1,452
Diluted	1,577

There were no other significant acquisitions for the year ended December 31, 2014 and December 31, 2013.

9.      Property, Plant and Equipment, Net of Accumulated Depreciation

Property, plant and equipment, net of accumulated depreciation follow (in millions):
	December 31,
	2015	2014
Land	$438	$458
Buildings	5,504	5,470
Equipment	14,688	13,848
Construction in progress	1,206	1,322
	21,836	21,098
Accumulated depreciation	(9,188)	(8,332)
Total	$12,648	$12,766

Approximately $35 million, $40 million and $35 million of interest costs were capitalized as part of property, plant and equipment, net of accumulated depreciation, in 2015, 2014 and 2013, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At December 31, 2015 and 2014, the recorded value of precious metals totaled $3 billion and $3.1 billion, respectively.  Depletion expense for precious metals in the years ended December 31, 2015, 2014 and 2013 was $19 million, $21 million and $20 million, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

10.      Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2015 and 2014 were as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	All Other	Total

Balance at December 31, 2013	$240	$9	$150	$603		$1,002
Acquired goodwill (1)		68	54			122
Measurement period adjustment (2)		60				60
Foreign currency translation adjustment	(2)	(3)	(6)	(23)		(34)
Balance at December 31, 2014	$238	$134	$198	$580		$1,150
Acquired goodwill (3)	220				$87	307
Measurement period adjustment	(7)					(7)
Foreign currency translation adjustment	(12)	(6)	(4)	(18)	(1)	(41)
Other (4)			(44)		15	(29)
Balance at December 31, 2015	$439	$128	$150	$562	$101	$1,380

(1)
The Company recorded the acquisition of Samsung Corning Precision Materials and a small acquisition in the Specialty Materials segment in the first quarter of 2014.  Refer to Note 8 (Acquisitions) to the Consolidated Financial Statements for additional information on the acquisition of Samsung Corning Precision Materials.

(2)
In the year ended December 31, 2014, the Company recorded measurement period adjustments of $60 million for the acquisition of Samsung Corning Precision Materials primarily related to the accrual of contingent liabilities and employee benefit obligations.

(3)
The Company completed four acquisitions in the Optical Communications segment during the first quarter of 2015 and one acquisition that is being reported in All Other in the fourth quarter of 2015.  Refer to Note 8 (Acquisitions) to the Consolidated Financial Statements for additional information on these acquisitions.

(4)
In the fourth quarter of 2015, Corning made a change to the internal reporting structure related to a small acquisition in 2014 originally recorded in the Specialty Materials segment, which is now being reported in All Other.  Additionally, a charge of $29 million for the impairment of goodwill related to this acquisition was recorded in the fourth quarter.

Corning’s gross goodwill balance for the fiscal years ended December 31, 2015 and 2014 were $7.9 billion and $7.6 billion, respectively.  Accumulated impairment losses were $6.5 billion for the fiscal years ended December 31, 2015 and 2014, respectively, and were generated primarily through goodwill impairments related to the Optical Communications segment.

Other Intangible Assets

Other intangible assets follow (in millions):
	December 31,
	2015			2014
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Amortized intangible assets:
Patents, trademarks & trade names	$350	$162	$188	$302	$149	$153
Customer list and other	621	103	518	411	67	344

Total	$971	$265	$706	$713	$216	$497

Amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased by $209 million during the year ended December 31, 2015, primarily due to acquisitions of $288 million offset by amortization of $54 million and foreign currency translation adjustments of $25 million.

Amortization expense related to these intangible assets is estimated to be $61 million annually for 2016 through 2018, $60 million for 2019 and $55 million for 2020.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

11.	Other Assets and Other Liabilities

Other assets follow (in millions):
	December 31,
	2015	2014
Current assets:
Derivative instruments	$522	$687
Other current assets	390	412
Other current assets	$912	$1,099

Non-current assets:
Derivative instruments	$473	$847
Contingent consideration asset	246	445
Other non-current assets	794	430
Other assets	$1,513	$1,722

Other liabilities follow (in millions):
	December 31,
	2015	2014
Current liabilities:
Wages and employee benefits	$491	$562
Income taxes	53	106
Asbestos litigation	238
Other current liabilities	526	623
Other accrued liabilities	$1,308	$1,291

Non-current liabilities:
Asbestos litigation	$440	$681
Other non-current liabilities	1,802	1,365
Other liabilities	$2,242	$2,046

Asbestos Litigation

Corning and PPG each own 50% of the capital stock of PCC.  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $678 million at December 31, 2015, compared with an estimate of liability of $681 million at December 31, 2014.  At December 31, 2015, $440 million of the obligation, consisting of $290 million for the fixed series of payments and $150 million for the non-PCC asbestos claims, is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective.  The amount of the obligation related to the fair value of PCE, $238 million, was reclassified to a current liability in the fourth quarter of 2015, as the contribution of the assets is expected to be made within the next twelve months.  Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information on the asbestos litigation.

Customer Deposits

In December 2015, Corning announced that with the support of the Hefei government it will locate a Gen 10.5 glass manufacturing facility in the Hefei XinZhan General Pilot Zone in Anhui Province, China.  Glass substrate production from the new facility is expected to support mass production of LCD panels for large-size televisions by the third quarter of 2018.

As part of this investment, Corning and a Chinese customer have entered into a long-term supply agreement that commits the customer to the purchase of Gen 10.5 glass substrates from the Corning manufacturing facility in Hefei.  This agreement stipulates that the customer will provide a non-refundable cash deposit in the amount of approximately $400 million to Corning to secure rights to an amount of glass that is produced by Corning over the next 10 years.  Corning received $197 million of this deposit in 2015 and will receive the additional $197 million in 2016.  As glass is shipped to the customer, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2015, there were no credit memoranda issued.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

12.	Debt

(In millions)
	December 31,
	2015	2014

Current portion of long-term debt and short-term borrowings
Current portion of long-term debt	$91	$36
Commercial paper	481
Total current portion of long-term debt and short-term borrowings	$572	$36

Long-term debt
Debentures, 8.875%, due 2016	$64	$66
Debentures, 1.45%, due 2017	250	250
Debentures, 1.5%, due 2018	375
Debentures, 6.625%, due 2019	246	243
Debentures, 4.25%, due 2020	291	287
Debentures, 8.875%, due 2021	68	69
Debentures, 2.9%, due 2022	374
Debentures, 3.70%, due 2023	249	249
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	99	99
Debentures, 6.85%, due 2029	169	170
Debentures, callable, 7.25%, due 2036	249	249
Debentures, 4.70%, due 2037	250	250
Debentures, 5.75%, due 2040	398	398
Debentures, 4.75%, due 2042	499	499
Other, average rate 5.02%, due through 2042	375	389
Total long-term debt	4,001	3,263
Less current portion of long-term debt	91	36
Long-term debt	$3,910	$3,227

At December 31, 2015 and 2014, the weighted-average interest rate on current portion of long-term debt was 7.0% and 2.5%, respectively.  At December 31, 2015, the weighted-average interest rate on commercial paper was 0.6%.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $4.1 billion at December 31, 2015 and $3.6 billion at December 31, 2014.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

The following table shows debt maturities by year at December 31, 2015 (in millions)*:
2016	2017	2018	2019	2020	Thereafter

$572	$257	$378	$253	$304	$2,713

*	Excludes interest rate swap gains and bond discounts.

Debt Issuances and Retirements

2015
•
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  The net proceeds of $745 million will be used for general corporate purposes.  We can redeem these notes at any time, subject to certain customary terms and conditions.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

12.	Debt (continued)

2014
•
In the third quarter of 2014, we amended and restated our existing revolving credit facility.  The amended facility provides a $2 billion unsecured multi-currency line of credit and expires on September 30, 2019.  At December 31, 2015, there were no outstanding amounts on this credit facility.  The facility includes affirmative and negative covenants that Corning must comply with, including a leverage (debt to capital ratio) financial covenant.  As of December 31, 2015, we were in compliance with all of the covenants.

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

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets.  In 2015, we made voluntary cash contributions of $65 million to our domestic defined benefit pension plan and contributed $35 million to our international pension plans.  In 2014, we made voluntary cash contributions of $85 million to our domestic defined benefit pension plan and contributed $45 million to our international pension plans.  Although we will not be subject to any mandatory contributions in 2016, we anticipate making voluntary cash contributions of up to $62 million to our domestic pension plan and up to $36 million to our international pension plans in 2016.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

13.      Employee Retirement Plans (continued)

Obligations and Funded Status
The change in benefit obligation and funded status of our employee retirement plans follows (in millions):
	Total pension benefits		Domestic pension benefits		International pension benefits
December 31,	2015	2014	2015	2014	2015	2014

Change in benefit obligation
Benefit obligation at beginning of year	$3,809	$3,300	$3,222	$2,844	$587	$456
Service cost	90	82	64	55	26	27
Interest cost	144	160	126	137	18	23
Plan participants’ contributions	1	1	1	1
Acquisitions		103				103
Amendments		25		25
Actuarial (gain) loss	(95)	394	(87)	327	(8)	67
Other	(8)	(3)			(8)	(3)
Benefits paid	(188)	(207)	(165)	(167)	(23)	(40)
Foreign currency translation	(38)	(46)			(38)	(46)
Benefit obligation at end of year	$3,715	$3,809	$3,161	$3,222	$554	$587

Change in plan assets
Fair value of plan assets at beginning of year	$3,263	$2,896	$2,814	$2,596	$449	$300
Actual (loss) gain on plan assets	(108)	355	(111)	287	3	68
Employer contributions	116	147	77	97	39	50
Plan participants’ contributions	1	1	1	1
Acquisitions		97				97
Benefits paid	(188)	(207)	(165)	(167)	(23)	(40)
Foreign currency translation	(26)	(26)			(26)	(26)
Fair value of plan assets at end of year	$3,058	$3,263	$2,616	$2,814	$442	$449

Funded status at end of year
Fair value of plan assets	$3,058	$3,263	$2,616	$2,814	$442	$449
Benefit obligations	(3,715)	(3,809)	(3,161)	(3,222)	(554)	(587)
Funded status of plans	$(657)	$(546)	$(545)	$(408)	$(112)	$(138)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$50	$47			$50	$47
Current liability	(35)	(41)	$(30)	$(30)	(5)	(11)
Noncurrent liability	(672)	(552)	(515)	(378)	(157)	(174)
Recognized liability	$(657)	$(546)	$(545)	$(408)	$(112)	$(138)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$332	$308	$305	$278	$27	$30
Prior service cost (credit)	35	41	37	44	(2)	(3)
Amount recognized at end of year	$367	$349	$342	$322	$25	$27

The accumulated benefit obligation for defined benefit pension plans was $3.5 billion and $3.6 billion at December 31, 2015 and 2014, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

13.      Employee Retirement Plans (continued)

	Postretirement benefits
December 31,	2015	2014

Change in benefit obligation
Benefit obligation at beginning of year	$862	$815
Service cost	13	11
Interest cost	33	38
Plan participants’ contributions	7	7
Amendments		(5)
Actuarial (gain) loss	(97)	49
Other	4
Benefits paid	(61)	(56)
Medicare subsidy received	2	3
Foreign currency translation
Benefit obligation at end of year	$763	$862

Funded status at end of year
Fair value of plan assets	$0	$0
Benefit obligations	(763)	(862)
Funded status of plans	$(763)	$(862)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(45)	$(48)
Noncurrent liability	(718)	(814)
Recognized liability	$(763)	$(862)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$33	$132
Prior service credit	(19)	(27)
Amount recognized at end of year	$14	$105

The following information is presented for pension plans where the projected benefit obligation as of December 31, 2015 and 2014 exceeded the fair value of plan assets (in millions):
	December 31,
	2015	2014

Projected benefit obligation	$3,341	$3,425
Fair value of plan assets	$2,635	$2,831

In 2015, the fair value of plan assets exceeded the projected benefit obligation for the United Kingdom, one of the South Korea and one of the France pension plans.

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2015 and 2014 exceeded the fair value of plan assets (in millions):
	December 31,
	2015	2014

Accumulated benefit obligation	$3,159	$479
Fair value of plan assets	$2,634	$17

In 2015, the fair value of plan assets exceeded the accumulated benefit obligation for the United Kingdom, the South Korea and one of the France pension plans.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

13.      Employee Retirement Plans (continued)

The components of net periodic benefit expense for our employee retirement plans follow (in millions):
	Total pension benefits			Domestic pension benefits			International pension benefits
December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013

Service cost	$ 90	$ 82	$ 70	$ 64	$ 55	$ 60	$26	$ 27	$10
Interest cost	144	160	131	126	137	115	18	23	16
Expected return on plan assets	(178)	(174)	(169)	(166)	(159)	(158)	(12)	(15)	(11)
Amortization of prior service cost (credit)	6	6	5	7	7	6	(1)	(1)	(1)
Recognition of actuarial loss (gain)	165	29	(30)	162	4	(41)	3	25	11
Total net periodic benefit expense	$227	$103	$ 7	$193	$ 44	$ (18)	$34	$ 59	$25

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effects		$ (3)						$ (3)
Settlements	$ (1)	(2)					$(1)	(2)
Current year actuarial loss (gain)	191	212	$(264)	$189	$198	$(274)	2	14	$10
Recognition of actuarial (loss) gain	(165)	(29)	30	(162)	(4)	41	(3)	(25)	(11)
Current year prior service cost		25			25
Amortization of prior service (cost) credit	(6)	(6)	(5)	(7)	(7)	(6)	1	1	1
Total recognized in other comprehensive (income) loss	$ 19	$197	$(239)	$ 20	$212	$(239)	$(1)	$(15)	$ 0

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$246	$300	$(232)	$213	$256	$(257)	$33	$ 44	$25

	Postretirement benefits
	2015	2014	2013

Service cost	$13	$11	$13
Interest cost	33	38	39
Amortization of net loss	3		15
Amortization of prior service credit	(7)	(6)	(6)
Total net periodic benefit expense	$42	$43	$61

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(96)	$49	$(178)
Amortization of actuarial loss	(3)		(15)
Current year prior service credit		(5)	(5)
Amortization of prior service credit	7	6	6
Total recognized in other comprehensive (income) loss	$(92)	$50	$(192)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(50)	$93	$(131)

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

13.      Employee Retirement Plans (continued)

The Company expects to recognize $6 million of net prior service cost as a component of net periodic pension cost in 2016 for its defined benefit pension plans.  The Company expects to recognize $1 million of net actuarial gain and $4 million of net prior service credit as components of net periodic postretirement benefit cost in 2016.

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

Mortality is one of the key assumptions used in valuing liabilities of retirement plans.  It is used to assign a probability of payment for future plan benefits that are contingent upon participants’ survival.  To make this assumption, benefit plan sponsors typically use a base mortality table and an improvement scale that adjusts the rates of mortality for future anticipated changes to historical death rates.  For the seven years prior to the year ended December 31, 2014, Corning utilized the RP 2000 mortality table with improvement Scale AA in performing valuations of its U.S. pension and OPEB liabilities.  On October 27, 2014, the Society of Actuaries (“SOA”) published new mortality tables for benefit plan sponsors to consider when measuring their benefit plan costs and obligations.  These tables reflect the fact that life expectancies have improved since the last comprehensive study of mortality data was released in 2000.  Therefore, in the fourth quarter of 2014, Corning undertook a review of its mortality assumption for its U.S. benefit plans to determine if an update to our current mortality table was appropriate.  Based on the findings of this analysis, Corning believes that the RP-2014 table adjusted for Corning’s experience with future improvements projected using scale BB-2D represents the best estimate of future mortality improvement for Corning’s U.S. benefit plans.

Prior to the December 31, 2015 valuation of its defined benefit pension and OPEB plans, Corning used the traditional, single weighted-average discount rate approach to develop the obligation, interest cost and service cost components of net periodic benefit cost for its defined benefit pension and OPEB plans.  The individual spot rates from the yield curve are used in measuring the pension plan projected benefit obligation (PBO) or OPEB plan accumulated postretirement benefit obligation (APBO) at the measurement date.  The benefit obligation is effectively calculated as the aggregate present value at the measurement date of each future benefit payment related to past service, with each payment discounted using a spot rate from a high-quality corporate bond yield curve that matches the duration of the benefit payment.  Under Corning’s traditional, single weighted-average discount rate approach, a single weighted-average rate is developed from the approach described above and rounded to the nearest 25 basis points.  Traditionally, the weighted-average discount rate is determined at the plan measurement date, based on the same projected future benefit payments used in developing the benefit obligation.  The traditional single weighted-average discount rate represents the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the benefit obligation.

Beginning with the December 31, 2015 valuation of its defined benefit pension and OPEB plans, Corning is changing its methodology of determining the service and interest cost components of net periodic pension and other postretirement benefit costs to a more granular approach.  Under the new approach the cash flows from each applicable pension and OPEB plan will be used to directly calculate the benefit obligation, service cost and interest cost using the spot rates from the applicable yield curve.

Moving to a more granular approach has a limited impact on the determination of the respective benefit obligations.  The only impacts will be as a result of the elimination of the rounding of the discount rate that occurred in the traditional approach and the use of specific cash flows for Corning’s non-qualified pension plans, while separately applying the yield curve to each separate OPEB plan instead of aggregating the OPEB plan cash flows.  This change will result in a decrease in the interest cost and service cost components of net periodic pension and OPEB costs.  For Corning’s pension plans, this change will increase the immediate recognition of actuarial losses (or decrease the immediate recognition of actuarial gains), due to Corning’s previous election to immediately recognize actuarial gains and losses outside of the corridor.  For Corning’s OPEB plans, this change will increase the accumulated other comprehensive income (AOCI) account balance due to the accumulation of lower actuarial gains or higher actuarial losses.  Over time, the amortization of the actuarial losses from AOCI will begin to reduce the savings from the lower interest cost and service cost.

This change is a change in accounting estimate and therefore applied prospectively (beginning with the next measurement date of December 31, 2015).  No restatement of prior periods is required.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

13.      Employee Retirement Plans (continued)

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:
	Pension benefits
	Domestic			International			Postretirement benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.24%	4.00%	4.75%	3.23%	3.21%	4.08%	4.31%	4.00%	4.75%
Rate of compensation increase	3.50%	3.50%	4.00%	3.92%	3.88%	3.85%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:
	Pension benefits
	Domestic			International			Postretirement benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	4.75%	3.75%	3.21%	4.08%	4.48%	4.00%	4.75%	4.00%
Expected return on plan assets	6.00%	6.25%	6.00%	2.97%	4.12%	3.73%
Rate of compensation increase	3.50%	4.00%	4.00%	3.88%	3.85%	3.45%

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes.  Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2015	2014
Health care cost trend rate assumed for next year	7%	6.67%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2024	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):
	One-percentage-point increase	One-percentage-point decrease
Effect on annual total of service and interest cost	$ 4	$ (3)
Effect on postretirement benefit obligation	$52	$(43)

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

13.      Employee Retirement Plans (continued)

The following tables provide fair value measurement information for the Company’s major categories of our domestic defined benefit plan assets:
		Fair value measurements at reporting date using
(in millions)	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$336	$51	$285
International companies	322	79	243

Fixed income:
U.S. corporate bonds	1,566	158	1,408

Private equity (1)	163			$163
Real estate (2)	61			61
Cash equivalents	71	71
Commodities (3)	97		97
Total	$2,616	$359	$2,033	$224

(1)
This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in U.S. companies.  The inputs are valued by discounted cash flow analysis and comparable sale analysis.

(2)
This category includes industrial, office, apartments, hotels, infrastructure and retail investments which are limited partnerships predominately in the U.S.  The inputs are valued by discounted cash flow analysis; comparable sale analysis and periodic external appraisals.

(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps and exchange traded funds.

		Fair value measurements at reporting date using
(in millions)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$310	$49	$261
International companies	327	78	249

Fixed income:
U.S. corporate bonds	1,720	166	1,554

Private equity (1)	192			$192
Real estate (2)	84			84
Cash equivalents	80	80
Commodities (3)	101		101
Total	$2,814	$373	$2,165	$276

(1)
This category includes venture capital, leverage buyouts and distressed debt limited partnerships invested primarily in U.S. companies.  The inputs are valued by discounted cash flow analysis and comparable sale analysis.

(2)
This category includes industrial, office, apartments, hotels, infrastructure and retail investments which are limited partnerships predominately in the U.S.  The inputs are valued by discounted cash flow analysis; comparable sale analysis and periodic external appraisals.

(3)	This category includes investments in energy, industrial metals, precious metals, agricultural and livestock primarily through futures, options, swaps and exchange traded funds.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

13.      Employee Retirement Plans (continued)

The following tables provide fair value measurement information for the Company’s major categories of our international defined benefit plan assets:
		Fair value measurements at reporting date using
(in millions)	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$7		$7
International companies	23		23

Fixed income:
International fixed income	347	$286	61

Insurance contracts	3			$3
Mortgages	2			2
Cash equivalents	60	60
Total	$442	$346	$91	$5

		Fair value measurements at reporting date using
(in millions)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
U.S. companies	$6		$6
International companies	22		22

Fixed income:
International fixed income	361	$293	68

Insurance contracts	5			$5
Mortgages	7			7
Cash equivalents	48	48
Total	$449	$341	$96	$12

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2015 and 2014:
	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2015		Year ended December 2015
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2014	$192	$84	$7	$5

Actual return on plan assets relating to assets still held at the reporting date	16	12
Transfers in and/or out of level 3	(45)	(35)	(5)	(2)
Ending balance at December 31, 2015	$163	$61	$2	$3

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

13.      Employee Retirement Plans (continued)

	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2014		Year ended December 2014
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2013	$207	$93	$0	$6

Actual return on plan assets relating to assets still held at the reporting date	31	8		1
Transfers in and/or out of level 3	(46)	(17)	7	(2)
Ending balance at December 31, 2014	$192	$84	$7	$5

Credit Risk
60% of domestic plan assets are invested in long duration bonds.  The average rating for these bonds is A.  These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for asset-backed securities) would result in a decline in the value of the bonds.  These bonds are also subject to default risk.

Currency Risk
12% of domestic assets are valued in non-U.S. dollar denominated investments that are subject to currency fluctuations.  The value of these securities will decline if the U.S. dollar increases in value relative to the value of the currencies in which these investments are denominated.

Liquidity Risk
9% of the domestic securities are invested in Level 3 securities.  These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.

At December 31, 2015 and 2014, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data
In 2016, we anticipate making voluntary cash contributions of approximately $62 million to our domestic defined benefit plan and approximately $36 million to our international defined benefit plans.

The following reflects the gross benefit payments that are expected to be paid for our domestic and international defined benefit pension plans, the postretirement medical and life plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):
Expected benefit payments
	Domestic pension benefits	International pension benefits	Postretirement benefits	Expected federal subsidy payments postretirement benefits
2016	$ 192	$ 18	$ 45	$ 2
2017	$ 178	$ 22	$ 44	$ 3
2018	$ 186	$ 24	$ 44	$ 3
2019	$ 192	$ 25	$ 44	$ 3
2020	$ 198	$ 29	$ 46	$ 3
2021-2025	$1,100	$168	$230	$16

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements.  Total consolidated defined contribution plan expense was $53 million, $62 million and $63 million for the years ended December 31, 2015, 2014 and 2013, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

14.      Commitments, Contingencies and Guarantees

The amounts of our obligations follow (in millions):
		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$92	$25	$6	$1	$60
Stand-by letters of credit (1)	47	44			3
Credit facility to equity company	31	27			4
Loan guarantees	14				14
Subtotal of commitment expirations per period	$184	$96	$6	$1	$81

Purchase obligations (6)	$220	$106	$77	$33	$4
Capital expenditure obligations (2)	298	298
Total debt (3)	4,122	565	625	550	2,382
Interest on long-term debt (4)	2,385	165	316	280	1,624
Capital leases and financing obligations (3)	355	7	10	7	331
Imputed interest on capital leases and financing obligations	240	19	37	36	148
Minimum rental commitments	573	49	110	77	337
Uncertain tax positions (5)	58
Subtotal of contractual obligation payments due by period (5)	$8,251	$1,209	$1,175	$983	$4,826
Total commitments and contingencies (5)	$8,435	$1,305	$1,181	$984	$4,907

(1)	At December 31, 2015, $38 million of the $47 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	Total debt above is stated at maturity value, and excludes interest rate swap gains/losses and bond discounts.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(5)	At December 31, 2015, $58 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when any of that amount will become payable.
(6)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.

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

We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Minimum rental commitments under leases outstanding at December 31, 2015 follow (in millions):
2016	2017	2018	2019	2020	2021 and thereafter

$49	$58	$52	$41	$36	$337

Total rental expense was $94 million for 2015, $92 million for 2014 and $85 million for 2013.

Product warranty liability accruals at December 31, 2015 and December 31, 2014 are insignificant.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

14.      Commitments, Contingencies and Guarantees (continued)

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

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2015 and December 31, 2014, Corning had accrued approximately $37 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At December 31, 2015, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

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
Our most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese renminbi, and the euro.  We seek to mitigate the impact of exchange rate movements in our income statement by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts.  In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining a diverse group of highly-rated major international financial institutions with which we have other financial relationships as our counterparties.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.  The Company qualified for and elected the end-user exception to the mandatory swap clearing requirement of the Dodd-Frank Act.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

15.      Hedging Activities (continued)

Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Through December 31, 2015, the hedge ineffectiveness related to these instruments is not material.  Corning defers net gains and losses related to effective portion of cash flow hedges into accumulated other comprehensive (loss) income on the consolidated balance sheet until such time as the hedged item impacts earnings.  At December 31, 2015, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax net loss of $4.8 million.

Fair Value Hedges
In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively.  The analysis excludes the impact of credit risk from the assessment of hedge effectiveness.  The amount recorded in current period earnings in the other (expense) income, net component, relative to ineffectiveness, is nominal for the year ended December 31, 2015.

Net gains and losses from fair value hedges and the effects of the corresponding hedged item are recorded on the same line item of the Consolidated Statement of Income.

Undesignated Hedges
Corning also uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

A significant portion of the Company’s non-U.S. revenues are denominated in Japanese yen, South Korean won and euro.  When these revenues are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements in the Japanese yen, South Korean won and euro.  To protect translated earnings against movements in these currencies, the Company has entered into a series of zero-cost collars and average rate forwards.

The Company also uses these types of contracts to reduce the potential for unfavorable changes in foreign exchange rates to decrease the U.S. dollar value of translated earnings.  With a zero-cost collar structure, the Company writes a local currency call option and purchases a local currency put option or vice versa.  The zero-cost collars offset the impact of translated earnings above the put price and below the call strike price and that offset is reported in foreign currency hedge gain, net.  The Company entered into a series of zero-cost collars, settling quarterly, to hedge the effect of translation impact for each respective quarter, and span up to the fourth quarter of 2017.  Due to the nature of the instruments, only either the put option or the call option can be exercised at maturity.  As of December 31, 2015, the U.S. dollar net notional value of the zero-cost collar is $2.9 billion.  The Company entered into a series of average rate forwards with no associated premium, which will partially hedge the impact of Japanese yen and euro translation on the Company’s projected 2015 through 2017 net income.  These forwards have a notional value of $6.4 billion and will settle net without obligation to deliver Japanese yen and euro.  In January 2016, Corning took advantage of the stronger yen to extend its foreign exchange hedging program to hedge a significant portion of its projected yen exposure for the period 2018 through 2022.

The Company benefits from the increase in the U.S. dollar equivalent value of its foreign currency earnings in translation.  The zero-cost collar would cap the benefit at the strike price of the written call or offset the decline from translation above the strike price of the purchased put.

The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet.  Changes in the fair value of the derivative contracts are recorded currently in earnings in the foreign currency hedge gain, net line of the Consolidated Statement of Income.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

15.      Hedging Activities (continued)

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for December 31, 2015 and December 31, 2014 (in millions):
			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2015	2014		2015	2014		2015	2014

Derivatives designated as hedging instruments

Foreign exchange contracts	$782	$487	Other current assets	$5	$22	Other accrued liabilities	$(10)	$(6)
			Other assets	1		Other liabilities	(23)

Interest rate contracts	550	1,300	Other assets		1	Other liabilities	(4)	(15)
Derivatives not designated as hedging instruments

Foreign exchange contracts, other	1,095	1,285	Other current assets	6	17	Other accrued liabilities	(12)	(5)

Foreign currency hedges related to translated earnings	11,972	12,126	Other current assets	511	649	Other accrued liabilities	(33)	(33)
			Other assets	472	846	Other liabilities	(61)

Total derivatives	$14,399	$15,198		$995	$1,535		$(143)	$(59)

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

15.      Hedging Activities (continued)

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
Derivatives in hedging relationships	(Loss)/gain recognized in other comprehensive income (OCI)			Location of gain/(loss) reclassified from accumulated OCI into income effective/ineffective	Gain/(loss) reclassified from accumulated OCI into income ineffective/effective (1)
	2015	2014	2013		2015	2014	2013

Cash flow hedges
-				Net sales	$20	$3
Interest rate hedge	$(7)	$(3)	$33	Cost of sales	6	7	$38
Foreign exchange contracts	(17)	20	56	Other (expense) income, net			91

Total cash flow hedges	$(24)	$17	$89		$26	$10	$129

		Gain (loss) recognized in income
Undesignated derivatives	Location of gain/(loss) recognized in income	2015	2014	2013

Foreign exchange contracts – balance sheet	Foreign currency hedge gain (loss), net	$8	$29	$100
Foreign exchange contracts – loans	Foreign currency hedge (loss) gain, net	(3)	13	87
Foreign currency hedges related to translated earnings	Foreign currency hedge gain (loss), net	80	1,369	435

Total undesignated		$85	$1,411	$622

(1)
There were no material amounts of ineffectiveness for 2015 and 2014 and the amount of hedge ineffectiveness for the year ended December 31, 2013 was $24 million related to interest rate swaps settled in the fourth quarter.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

16.      Fair Value Measurements (continued)

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:
		Fair value measurements at reporting date using
(in millions)	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$100	$100
Other current assets (1)	$522		$522
Non-current assets:
Other assets (1)(2)	$752		$506	$246

Current liabilities:
Other accrued liabilities (1)	$ 55		$ 55
Non-current liabilities:
Other liabilities (1)(2)	$ 98		$ 88	$ 10

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets or liabilities which are measured by applying an option pricing model using projected future revenues.

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

Level 3 Roll-Forward – Other Assets
(in millions)	2015	2014

Beginning balance	$445	$196
Unrealized gains (loss)	13	249
Transfer in (out) of level 3	(212)
Ending balance	$246	$445

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

16.      Fair Value Measurements (continued)

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

On December 29, 2015, Corning and Samsung Display entered into an agreement pursuant to which Corning exchanged the amount of contingent consideration in excess of $300 million (net present fair value: $246 million), as consideration for the incremental fair value associated with a number of commercial agreements, including the amendment of its long-term supply agreement with Samsung Display.  As of December 29, 2015, the net present fair value of the contingent consideration receivable was $458 million.  The net present fair value of the commercial benefit associated with the amended long-term supply agreement exceeds the value exchanged by Corning pursuant to this agreement (net present fair value: $212 million).  Consequently, Corning reclassified this amount to the other asset line of the Consolidated Balance Sheet and will amortize the amount over the remaining term of the long-term supply agreement as a reduction in revenue.

Additionally, as a result of the acquisitions of iBwave Solutions Inc. and the fiber-optics business of Samsung Electronics Co., Ltd. in the first quarter of 2015, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  As of December 31, 2015, the fair value of the contingent consideration payable is $10 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the years ended December 31, 2015 and 2014.

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

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s Board of Directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of December 31, 2015, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the acquisition of Samsung Corning Precision Materials, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

17.      Shareholders’ Equity (continued)

Share Repurchases

2013 Repurchase Program
On October 31, 2013, as part of the share repurchase program announced on April 24, 2013 (the “2013 Repurchase Program”), Corning entered into an accelerated share repurchase (“ASR”) agreement (the “2013 ASR agreement”) with JP Morgan Chase Bank, National Association, London Branch (“JPMC”).  Under the 2013 ASR agreement, Corning agreed to purchase $1 billion of its common stock, in total, with an initial delivery by JPMC of 47.1 million shares based on the current market price, and payment of $1 billion made by Corning to JPMC.  The payment to JPMC was recorded as a reduction to shareholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 47.1 million shares received upon execution, and a $200 million decrease in other-paid-in capital, which reflects the value of the stock held back by JPMC pending final settlement.  On January 28, 2014, the 2013 ASR agreement was completed.  Corning received an additional 10.5 million shares on January 31, 2014 to settle the 2013 ASR agreement.  In total, Corning purchased 57.6 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the 2013 ASR agreement, less a discount.

In addition to the shares repurchased through the 2013 ASR agreement, we repurchased 61.3 million shares of common stock on the open market for approximately $1 billion, as part of the 2013 Repurchase Program.  This program was executed between the second quarter of 2013 and the first quarter of 2014, with a total of 118.9 million shares repurchased for approximately $2 billion.

March 2014 Repurchase Program
On March 4, 2014, as part of the $2 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning’s acquisition of Samsung Corning Precision Materials on January 15, 2014 (the “March 2014 Repurchase Program”), Corning entered into an ASR agreement (the “2014 ASR agreement”) with Citibank N.A. (“Citi”).  Under the 2014 ASR agreement, Corning agreed to purchase $1.25 billion of its common stock, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  The 2014 ASR agreement was completed on May 28, 2014, and Corning received an additional 8.7 million shares to settle the 2014 ASR agreement.  In total, Corning repurchased 61.2 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the 2014 ASR agreement, less a discount.

In addition to the shares repurchased through the 2014 ASR agreement, in the year ended December 31, 2014, we repurchased 36.9 million shares of common stock on the open market for approximately $750 million, as part of the March 2014 Repurchase Program.  This program was completed in the fourth quarter of 2014, with a total of 98.2 million shares repurchased for approximately $2 billion.

December 2014 Repurchase Program
On December 3, 2014, Corning’s Board of Directors authorized the repurchase of up to $1.5 billion shares of common stock (the “December 2014 Repurchase Program”) between the date of announcement and December 31, 2016.  In the year ended December 31, 2015, we repurchased 70.4 million shares of common stock for approximately $1.5 billion as part of the December 2014 Repurchase Program, which was completed in the third quarter of 2015.

2015 Repurchase Programs
On July 15, 2015, Corning’s Board of Directors approved a $2 billion share repurchase program (the “July 2015 Repurchase Program”) and on October 26, 2015 the Board of Directors authorized an additional $4 billion share repurchase program (together with the July 2015 Repurchase Program, the “2015 Repurchase Programs”).  The 2015 Repurchase Programs permit Corning to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, advance repurchase agreements and/or other arrangements.

On October 28, 2015, Corning entered into an ASR with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $1.25 billion of Corning’s common stock (the “2015 ASR agreement”).  The 2015 ASR was executed under the July 2015 Repurchase Program.  Under the 2015 ASR agreement, Corning made a $1.25 billion payment to Morgan Stanley on October 29, 2015 and received an initial delivery of approximately 53.1 million shares of Corning common stock from Morgan Stanley on the same day.  The payment to Morgan Stanley was recorded as a reduction to shareholders’ equity, consisting of $1 billion increase in treasury stock, which reflects the value of the initial 53.1 million shares received upon execution, and a $250 million decrease in other-paid-in capital, which reflects the value of the stock held back by Morgan Stanley pending final settlement.  On January 19, 2016, the 2015 ASR agreement was completed.  Corning received an additional 15.9 million shares on January 22, 2016 to settle the 2015 ASR agreement.  In total, Corning purchased 69 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the 2015 ASR agreement, less a discount.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

17.      Shareholders’ Equity (continued)

In addition to the shares repurchased through the 2015 ASR agreement, we repurchased 98 million shares of common stock on the open market for approximately $2 billion, as part of the December 2014 Repurchase Program and the July 2015 Repurchase Program, resulting in a total of 151 million shares repurchased during 2015.

The following table presents changes in capital stock for the period from January 1, 2013 to December 31, 2015 (in millions):
	Common stock		Treasury stock
	Shares	Par value	Shares	Cost

Balance at December 31, 2012	1,649	$825	(179)	$(2,773)

Shares issued to benefit plans and for option exercises	12	6		(1)
Shares purchased for treasury			(82)	(1,316)
Other, net			(1)	(9)
Balance at December 31, 2013	1,661	$831	(262)	$(4,099)

Shares issued to benefit plans and for option exercises	11	5		(2)
Shares purchased for treasury			(135)	(2,612)
Other, net			(1)	(14)
Balance at December 31, 2014 (1)	1,672	$836	(398)	$(6,727)

Shares issued to benefit plans and for option exercises	9	4		(1)
Shares purchased for treasury			(151)	(2,978)
Other, net			(2)	(19)
Balance at December 31, 2015	1,681	$840	(551)	$(9,725)

(1)
On January 15, 2014, in conjunction with the acquisition of Corning Precision Materials, Corning issued 2,300 Fixed Rate Cumulative Convertible Preferred Stock, Series A (“Preferred Stock”), par value $100 per share, at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  There have been no further issuances or conversions of Preferred Stock since 2014.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

17.      Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income

A summary of changes in the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investee’s accumulated other comprehensive income (loss), is as follows (in millions) (1):
	Foreign currency translation adjustments and other	Unamortized actuarial gains (losses) and prior service (costs) credits	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2012	$1,174	$(820)	$(16)	$18	$356
Other comprehensive income before reclassifications (4)	$(756)	$283	$1	$56	$(416)
Amounts reclassified from accumulated other comprehensive income (2)		(10)	(1)	(81)	(92)
Equity method affiliates (3)	74	119	2	1	196
Net current-period other comprehensive (loss) income	(682)	392	2	(24)	(312)
Balance at December 31, 2013	$492	$(428)	$(14)	$(6)	$44

Other comprehensive income before reclassifications (5)	$(821)	$(172)	$4	$10	$(979)
Amounts reclassified from accumulated other comprehensive income (2)	(136)	18	1	(6)	(123)
Equity method affiliates (3)	(116)	(127)	(6)		(249)
Net current-period other comprehensive (loss) income	(1,073)	(281)	(1)	4	(1,351)
Balance at December 31, 2014	$(581)	$(709)	$(15)	$(2)	$(1,307)

Other comprehensive income before reclassifications (6)	$(487)	$(59)		$(18)	$(564)
Amounts reclassified from accumulated other comprehensive income (2)		105	$1	(20)	86
Equity method affiliates (3)	(103)	75		2	(26)
Net current-period other comprehensive (loss) income	(590)	121	1	(36)	(504)
Balance at December 31, 2015	$(1,171)	$(588)	$(14)	$(38)	$(1,811)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Tax effects of reclassifications are disclosed separately in this Note 17.
(3)	Tax effects related to equity method affiliates are not significant.
(4)	Amounts are net of total tax expense of $(197) million, including $(33) million related to the hedges component and $(164) million related to the retirement plans component.
(5)
Amounts are net of total tax benefit of $96 million, including $(7) million related to the hedges component and $104 million related to the retirement plans component and $(1) million related to the investments component.

(6)	Amounts are net of total tax benefit of $41 million, including $35 million related to the retirement plans component and $6 million related to the hedges component.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

17.      Shareholders’ Equity (continued)

(In millions)
Reclassifications Out of Accumulated Other Comprehensive Income (AOCI) by Component (1)
Details about AOCI Components	Amount reclassified from AOCI			Affected line item in the consolidated statements of income
	Years ended December 31,
	2015	2014	2013

Foreign currency translation adjustment		$136		Transaction-related gain, net
		136		Net of tax

Amortization of net actuarial (loss) gain	$(168)	$(29)	$15	(2)
Amortization of prior service credit	1		1	(2)
	(167)	(29)	16	Total before tax
	62	11	(6)	Tax benefit (expense)
	$(105)	$(18)	$10	Net of tax

Realized (losses) gains on investments	$(1)	$(1)	$1	Other (expense) income, net
				Tax expense
	$(1)	$(1)	$1	Net of tax

Realized gains on designated hedges	$20	$3		Sales
	6	7	$38	Cost of sales
			91	Other (expense) income, net
	26	10	129	Total before tax
	(6)	(4)	(48)	Tax expense
	$20	$6	$81	Net of tax

Total reclassifications for the period	$(86)	$123	$92	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.
(2)
These accumulated other comprehensive income components are included in net periodic pension cost.  See Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional details.

18.      Earnings Per Common Share

Basic earnings per common share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share assumes the issuance of common shares for all potentially dilutive securities outstanding.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

18.      Earnings Per Common Share (continued)

The reconciliation of the amounts used to compute basic and diluted earnings per common share from continuing operations follows (in millions, except per share amounts):
	Years ended December 31,
	2015	2014	2013
Net income attributable to Corning Incorporated	$1,339	$2,472	$1,961
Less: Series A convertible preferred stock dividend	98	94
Net income available to common stockholders - basic	1,241	2,378	1,961
Plus: Series A convertible preferred stock dividend	98	94
Net income available to common stockholders - diluted	$1,339	$2,472	$1,961

Weighted-average common shares outstanding - basic	1,219	1,305	1,452
Effect of dilutive securities:
Stock options and other dilutive securities	9	12	10
Series A convertible preferred stock	115	110
Weighted-average common shares outstanding - diluted	1,343	1,427	1,462
Basic earnings per common share	$1.02	$1.82	$1.35
Diluted earnings per common share	$1.00	$1.73	$1.34

Anti-dilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards	22	24	39
Accelerated share repurchase forward contract	15	3	3
Total	37	27	42

19.      Share-based Compensation

Stock Compensation Plans

Corning maintains long-term incentive plans (the Plans) for key employees and non-employee members of our Board of Directors.  The Plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards).  At December 31, 2015, there were approximately 72 million unissued common shares available for future grants under the Plans.

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

Total share-based compensation cost of $46 million, $58 million and $54 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

19.      Share-based Compensation (continued)

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the year ended December 31, 2015:
	Number of shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2014	48,724	$18.94
Granted	1,578	21.48
Exercised	(6,340)	16.13
Forfeited and expired	(1,224)	20.78
Options outstanding as of December 31, 2015	42,738	19.40	3.93	$83,023
Options expected to vest as of December 31, 2015	42,696	19.40	3.93	82,992
Options exercisable as of December 31, 2015	35,245	19.86	3.08	65,817

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2015, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.  The total number of “in-the-money” options exercisable on December 31, 2015, was approximately 13 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2015, 2014 and 2013 was $7.99, $8.29 and $5.02, respectively.  The total fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $36 million, $16 million and $29 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2015, 2014 and 2013, was approximately $14 million, $22 million and $25 million, respectively.

As of December 31, 2015, there was approximately $7 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.7 years.

Proceeds received from the exercise of stock options were $102 million for the year ended December 31, 2015, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was approximately $48 million, $69 million and $55 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the years ended December 31, 2015 and 2014.  There were no income tax benefits realized from share-based compensation for the year ended December 31, 2013, due to net operating loss and credit carryforwards available to the Company.  Refer to Note 6 (Income Taxes).

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

19.      Share-based Compensation (continued)

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	2015			2014			2013
Expected volatility	43.6	-	44.9%	45.4	-	46.2%	46.5	-	47.4%
Weighted-average volatility	43.6	-	44.9%	45.4	-	46.2%	46.6	-	47.3%
Expected dividends	1.92	-	2.68%	1.90	-	2.09%	2.35	-	3.02%
Risk-free rate	1.9	-	2.1%	2.0	-	2.2%	0.8	-	2.2%
Average risk-free rate	1.9	-	2.1%	2.0	-	2.2%	1.1	-	2.2%
Expected term (in years)	7.2	-	7.2	7.2	-	7.2	5.8	-	7.2
Pre-vesting departure rate	0.6	-	0.6%	0.5	-	0.5%	0.4	-	4.1%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2014, and changes which occurred during the year ended December 31, 2015:
	Shares (000’s)	Weighted- average grant-date fair value
Non-vested shares and share units at December 31, 2014	5,737	$15.43
Granted	1,815	21.49
Vested	(2,238)	14.35
Forfeited	(72)	21.11
Non-vested shares and share units at December 31, 2015	5,242	17.91

As of December 31, 2015, there was approximately $27 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.3 years.  The total fair value of time-based restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $32 million, $32 million and $29 million, respectively.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $32 million, $36 million and $29 million for the years ended December 31, 2015, 2014 and 2013, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business, which consists of a pharmaceutical glass business and a glass tubing business used in the pharmaceutical packaging industry.  This segment also includes Corning Precision Materials’ non-LCD business and new product lines and development projects such as laser technologies, advanced flow reactors and adjacency businesses in pursuit of thin, strong glass, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

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

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

20.      Reportable Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)
	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2015
Net sales	$3,086	$2,980	$1,053	$1,107	$821	$64	$9,111
Depreciation (1)	$605	$163	$125	$112	$60	$43	$1,108
Amortization of purchased intangibles		$32			$20	$1	$53
Research, development and engineering expenses (2)	$105	$138	$93	$113	$23	$186	$658
Restructuring, impairment and other charges		$(1)		$16			$15
Equity in earnings of affiliated companies	$(9)					$17	$8
Income tax (provision) benefit	$(499)	$(115)	$(78)	$(85)	$(30)	$89	$(718)
Net income (loss) (4)	$1,095	$237	$161	$167	$61	$(202)	$1,519
Investment in affiliated companies, at equity	$43	$1	$32			$261	$337
Segment assets (5)	$8,344	$1,783	$1,288	$1,407	$514	$738	$14,074
Capital expenditures	$594	$171	$117	$88	$32	$57	$1,059

For the year ended December 31, 2014
Net sales	$3,851	$2,652	$1,092	$1,205	$862	$53	$9,715
Depreciation (1)	$676	$154	$119	$113	$60	$31	$1,153
Amortization of purchased intangibles		$10			$22		$32
Research, development and engineering expenses (2)	$138	$141	$91	$140	$22	$177	$709
Restructuring, impairment and other charges	$45	$17		$(1)	$1	$6	$68
Equity in earnings of affiliated companies	$(20)		$2			$18
Income tax (provision) benefit	$(608)	$(111)	$(89)	$(75)	$(33)	$83	$(833)
Net income (loss) (4)	$1,396	$194	$178	$138	$67	$(198)	$1,775
Investment in affiliated companies, at equity	$63	$2	$32			$214	$311
Segment assets (5)	$8,863	$1,737	$1,297	$1,288	$553	$518	$14,256
Capital expenditures	$492	$145	$173	$104	$30	$101	$1,045

For the year ended December 31, 2013
Net sales	$2,545	$2,326	$919	$1,170	$851	$8	$7,819
Depreciation (1)	$481	$147	$120	$137	$57	$18	$960
Amortization of purchased intangibles		$10			$21		$31
Research, development and engineering expenses (2)	$84	$140	$89	$144	$20	$116	$593
Restructuring, impairment and other charges	$7	$12	$1	$19	$4	$8	$51
Equity in earnings of affiliated companies (3)	$357	$2	$1	$4		$(24)	$340
Income tax (provision) benefit	$(337)	$(96)	$(63)	$(88)	$(34)	$59	$(559)
Net income (loss) (4)	$1,293	$189	$127	$181	$68	$(165)	$1,693
Investment in affiliated companies, at equity	$3,666	$3	$31	$10		$232	$3,942
Segment assets (5)	$9,501	$1,654	$1,230	$1,333	$551	$422	$14,691
Capital expenditures	$350	$105	$196	$62	$51	$55	$819

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
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

(5)	Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation, and associated equity companies and cost investments.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

20.      Reportable Segments (continued)

For the year ended December 31, 2015, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

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

A reconciliation of reportable segment net income (loss) to consolidated net income follows (in millions):
	Years ended December 31,
	2015	2014	2013
Net income of reportable segments	$1,721	$1,973	$1,858
Net loss of All Other	(202)	(198)	(165)
Unallocated amounts:
Net financing costs (1)	(111)	(113)	(66)
Share-based compensation expense	(46)	(58)	(54)
Exploratory research	(109)	(102)	(112)
Corporate contributions	(52)	(43)	(42)
Equity in earnings of affiliated companies, net of impairments (2)	291	269	207
Unrealized (loss) gain on foreign currency hedges related to translated earnings	(573)	1,095	368
Income tax benefit (provision)	568	(267)	(1)
Other corporate items	(148)	(84)	(32)
Net income	$1,339	$2,472	$1,961

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.
(2)	Primarily represents the equity earnings of Dow Corning.

A reconciliation of reportable segment assets to consolidated total assets follows (in millions):
	December 31,
	2015	2014	2013
Total assets of reportable segments	$13,336	$13,738	$14,269
Non-reportable segments	738	518	422
Unallocated amounts:
Current assets (1)	5,488	7,402	6,349
Investments (2)	1,638	1,490	1,595
Property, plant and equipment, net (3)	1,692	1,657	1,594
Other non-current assets (4)	5,655	5,258	4,249
Total assets	$28,547	$30,063	$28,478

(1)	Includes current corporate assets, primarily cash, short-term investments, current portion of long-term derivative assets and deferred taxes.
(2)	Represents corporate investments in affiliated companies, at both cost and equity (primarily Dow Corning).
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets, long-term derivative assets and deferred taxes.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

20.      Reportable Segments (continued)

Selected financial information concerning the Company’s product lines and reportable segments follow (in millions):
	Years Ended December 31,
Revenues from External Customers	2015	2014	2013
Display Technologies	$3,086	$3,851	$2,545

Optical Communications
Carrier network	2,194	2,036	1,782
Enterprise network	786	616	544

Total Optical Communications	2,980	2,652	2,326

Environmental Technologies
Automotive and other	528	528	485
Diesel	525	564	434

Total Environmental Technologies	1,053	1,092	919

Specialty Materials
Corning Gorilla Glass	810	846	848
Advanced optics and other specialty glass	297	359	322

Total Specialty Materials	1,107	1,205	1,170

Life Sciences
Labware	512	536	529
Cell culture products	309	326	322

Total Life Science	821	862	851

All Other	64	53	8
	$9,111	$9,715	$7,819

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

20.      Reportable Segments (continued)

Information concerning principal geographic areas was as follows (in millions):
	2015		2014		2013
	Net sales (2)	Long- lived assets (1)	Net sales (2)	Long- lived assets (1)	Net sales (2)	Long- lived assets (1)

North America
United States	$2,719	$8,241	$2,275	$7,998	$2,061	$7,170
Canada	244	144	311		308
Mexico	37	135	35	50	23	36
Total North America	3,000	8,520	2,621	8,048	2,392	7,206

Asia Pacific
Japan	440	1,160	608	1,311	621	1,548
Taiwan	841	2,301	1,092	2,005	1,376	2,277
China	1,869	1,036	1,893	1,115	1,916	1,218
Korea	1,501	3,552	1,882	3,595	96	3,234
Other	331	98	308	109	278	127
Total Asia Pacific	4,982	8,147	5,783	8,135	4,287	8,404

Europe
Germany	326	189	397	217	337	171
France	90	263	81	277	79	287
United Kingdom	164	47	187	47	165	6
Other	311	987	369	1,109	280	1,147
Total Europe	891	1,486	1,034	1,650	861	1,611

Latin America
Brazil	55	36	67	36	77	66
Other	34		35		37	6
Total Latin America	89	36	102	36	114	72

All Other	149		175	19	165	25
Total	$9,111	$18,189	$9,715	$17,888	$7,819	$17,318

(1)
Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.  In 2014 and 2015, assets in the U.S. include the investment in Dow Corning.  In 2013, assets in the U.S. and South Korea include investments in Dow Corning and Samsung Corning Precision Materials.

(2)	Net sales are attributed to countries based on location of customer.

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Corning Incorporated and Subsidiary Companies
Schedule II – Valuation Accounts and Reserves
(in millions)

Year ended December 31, 2015	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$47	$1		$48
Deferred tax valuation allowance	$298	$30	$90	$238
Accumulated amortization of purchased intangible assets	$216	$49		$265
Reserves for accrued costs of business restructuring	$44		$41	$3

Year ended December 31, 2014	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$28	$19		$47
Deferred tax valuation allowance	$286	$186	$174	$298
Accumulated amortization of purchased intangible assets	$185	$31		$216
Reserves for accrued costs of business restructuring	$44	$49	$49	$44

Year ended December 31, 2013	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$26	$2		$28
Deferred tax valuation allowance	$210	$80	$4	$286
Accumulated amortization of purchased intangible assets	$154	$31		$185
Reserves for accrued costs of business restructuring	$42	$41	$39	$44

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

Quarterly Operating Results
(unaudited)

(In millions, except per share amounts)

2015	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,265	$2,343	$2,272	$2,231	$9,111
Gross margin	$929	$975	$892	$857	$3,653
Equity in earnings of affiliated companies	$94	$62	$39	$104	$299
(Provision) benefit for income taxes	$(86)	$(110)	$(6)	$55	$(147)
Net income attributable to Corning Incorporated	$407	$496	$212	$224	$1,339

Basic earnings per common share	$0.30	$0.38	$0.16	$0.17	$1.02
Diluted earnings per common share	$0.29	$0.36	$0.15	$0.17	$1.00

2014	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,289	$2,482	$2,540	$2,404	$9,715
Gross margin	$935	$1,032	$1,089	$996	$4,052
Restructuring, impairment and other charges	$17	$34		$20	$71
Equity in earnings of affiliated companies	$86	$62	$95	$23	$266
Provision for income taxes	$(180)	$(172)	$(395)	$(349)	$(1,096)
Net income attributable to Corning Incorporated	$301	$169	$1,014	$988	$2,472

Basic earnings per common share	$0.21	$0.11	$0.77	$0.76	$1.82
Diluted earnings per common share	$0.20	$0.11	$0.72	$0.70	$1.73

© 2016 Corning Incorporated. All Rights Reserved.

Corning Index

DOW CORNING CORPORATION
  AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
For the period ended December 31, 2015

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

DOW CORNING CORPORATION AND SUBSIDIARIES

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Independent Auditor’s Report

To the Board of Directors of Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 3, 2016

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions of U.S. dollars, except for per share amounts)

	Years Ended December 31,
	2015	2014	2013

Net Sales	$5,649.3	$6,221.3	$5,710.5

Operating Costs and Expenses
Cost of sales	4,177.0	4,678.1	4,430.6
Marketing and administrative expenses	663.4	663.1	699.5
Gains on long-term sales agreements	(178.8)	(39.0)	(228.5)
Asset (gains) charges and restructuring expenses, net	(9.1)	1,481.0	165.5
Total operating costs and expenses	4,652.5	6,783.2	5,067.1

Operating Income (Loss)	996.8	(561.9)	643.4

Interest income	12.1	9.3	7.9
Interest expense	(52.1)	(49.0)	(45.7)
Other nonoperating income (expense), net	(82.9)	8.4	61.9
Implant liability adjustments	65.3	1,299.8	-

Income before Income Taxes	939.2	706.6	667.5

Income tax provision	303.9	132.0	233.8

Net Income	635.3	574.6	433.7

Less: Noncontrolling interests’ share in net income	72.3	61.8	57.4

Net Income Attributable to Dow Corning Corporation	$563.0	$512.8	$376.3

Weighted-Average Common Shares Outstanding	2.5	2.5	2.5
(basic and diluted)

Net Income per Share (basic and diluted)	$225.20	$205.12	$150.52

Dividends Declared per Common Share	$114.00	$100.00	$80.00

(See Notes to the Consolidated Financial Statements)

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

	Years Ended December 31,
	2015	2014	2013

Net Income	$635.3	$574.6	$433.7

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(139.9)	(170.8)	(2.7)
Unrealized net gain (loss) on securities:
Unrealized holding gain arising during the period	3.0	8.2	4.8
Reclassificaton adjustment for gain included in income	-	(17.6)	-
Net gain on cash flow hedges:
Unrealized gain arising during the period	4.1	-	0.2
Reclassification adjustment for loss included in income	-	-	5.4
Defined benefit plan adjustments:
Gain (loss) arising during the period	160.4	(467.7)	292.7
Amortization of pension adjustments included in income	84.0	49.0	81.5
Other comprehensive income (loss), before tax	111.6	(598.9)	381.9
Income tax (expense) benefit related to items of OCI1	(82.9)	141.9	(130.1)
Other comprehensive income (loss), net of tax	28.7	(457.0)	251.8

Comprehensive Income	664.0	117.6	685.5

Less: Noncontrolling interests’ share in comprehensive income	63.8	47.4	44.4

Comprehensive Income Attributable to Dow Corning Corporation	$600.2	$70.2	$641.1

(See Notes to the Consolidated Financial Statements)

1Other Comprehensive Income/(Loss) (“OCI”)

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

ASSETS
	December 31, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$2,313.5	$2,291.2
Accounts receivable (net of allowance for doubtful accounts of $7.3 in 2015 and $10.4 in 2014)	706.1	745.9
Notes and other receivables	213.3	246.0
Inventories	1,159.5	1,083.8
Other current assets	118.4	81.4
Total current assets	4,510.8	4,448.3

Property, Plant and Equipment	10,573.9	10,683.1
Less - Accumulated Depreciation	(5,487.6)	(5,276.3)
Net property, plant and equipment	5,086.3	5,406.8

Other Assets
Marketable securities	90.2	86.1
Deferred income taxes	388.7	569.5
Intangible assets (net of accumulated amortization of $61.8 in 2015 and $58.4 in 2014)	64.0	70.9
Goodwill	55.7	61.9
Other noncurrent assets	378.6	496.4
Total other assets	977.2	1,284.8
Total Assets	$10,574.3	$11,139.9

(See Notes to the Consolidated Financial Statements)

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

 DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31, 2015	December 31, 2014
Current Liabilities
Current maturities of long-term debt	$6.1	$7.0
Trade accounts payable	482.2	522.9
Accrued payrolls and employee benefits	167.9	207.0
Accrued taxes	145.4	99.2
Accrued interest	113.4	106.8
Current deferred revenue	254.8	319.6
Other current liabilities	150.8	184.4
Total current liabilities	1,320.6	1,446.9

Other Liabilities
Long-term debt	784.8	945.4
Implant liability	291.4	363.6
Employee benefits	1,304.2	1,552.0
Deferred income tax liabilities	9.7	38.3
Deferred revenue	2,553.6	2,882.7
Other noncurrent liabilities	370.7	284.3
Total other liabilities	5,314.4	6,066.3

Equity
Stockholders’ equity
Common stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)	12.5	12.5
Retained earnings	4,072.6	3,794.6
Accumulated other comprehensive loss	(777.2)	(814.4)
Dow Corning Corporation’s stockholders’ equity	3,307.9	2,992.7
Noncontrolling interest in consolidated subsidiaries	631.4	634.0
Total equity	3,939.3	3,626.7

Total Liabilities and Equity	$10,574.3	$11,139.9

(See Notes to the Consolidated Financial Statements)

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

	Years ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$635.3	$574.6	$433.7
Depreciation and amortization	419.5	491.3	490.1
Gains on long-term sales agreements	(178.8)	(39.0)	(228.5)
Cash flows related to gains on long-term sales agreements	-	-	183.2
Asset (gains) charges and restructuring expenses, net	(9.1)	1,481.0	113.9
Changes in restructuring accrual	-	(14.3)	(53.1)
Changes in deferred revenue, net	(215.2)	(201.2)	(77.8)
Changes in deferred taxes, net	62.2	45.7	(68.7)
Tax-related bond deposits, net	-	29.2	17.9
Other, net	236.6	83.8	119.3
Changes in operating assets and liabilities
Changes in accounts and notes receivable	63.0	(46.1)	29.9
Changes in accounts payable	(26.5)	36.7	11.5
Changes in inventory	(103.3)	(123.6)	3.1
Changes in other operating assets and liabilities	(25.2)	98.6	14.6
Cash flows related to reorganization, net	(7.8)	(0.4)	(24.4)
Implant liability adjustment	(65.3)	(1,299.8)	-
Cash provided by operating activities	785.4	1,116.5	964.7

Cash Flows from Investing Activities
Capital expenditures	(287.9)	(249.8)	(363.3)
Proceeds from sales, maturities, and redemptions of securities	-	18.9	-
Proceeds from sale of property	65.3	-	-
Other, net	(3.4)	(58.5)	(29.9)
Cash used in investing activities	(226.0)	(289.4)	(393.2)

Cash Flows from Financing Activities
Increase in short-term borrowings	-	-	99.0
Payments of short-term borrowings	-	(73.2)	(99.0)
Increase in long-term debt	-	16.3	166.1
Payments of long-term debt	(158.9)	(12.6)	(202.6)
Distributions to shareholders of noncontrolling interests	(66.4)	(19.5)	(14.0)
Acquisition of additional shares of noncontrolling interests	-	-	(266.0)
Dividends paid to stockholders	(285.0)	(250.0)	(200.0)
Cash used in financing activities	(510.3)	(339.0)	(516.5)

Effect of Exchange Rate Changes on Cash	(26.8)	(23.0)	0.7

Changes in Cash and Cash Equivalents
Net increase in cash and cash equivalents	22.3	465.1	55.7
Cash and cash equivalents at beginning of period	2,291.2	1,826.1	1,770.4

Cash and cash equivalents at end of period	$2,313.5	$2,291.2	$1,826.1
(See Notes to the Consolidated Financial Statements)

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

DOW CORNING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions of U.S. dollars)

			Dow Corning Corporation Stockholders’ Equity
	Total	Noncontrolling Interest	Total Stockholders’ Equity	Retained Earnings	AOCI1	Common Stock

Balance as of December 31, 2012	$3,573.2	$687.0	$2,886.2	$3,510.3	$(636.6)	$12.5

Net Income	433.7	57.4	376.3	376.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2.7)	(14.2)	11.5		11.5
Unrealized net gain on available for sale securities	4.8	1.1	3.7		3.7
Net gain on cash flow hedges	3.6	-	3.6		3.6
Pension and other postretirement benefit adjustments	246.1	0.1	246.0		246.0
Total comprehensive income	685.5	44.4	641.1
Dividends declared on common stock, distributions to shareholders of noncontrolling interests and other	(214.0)	(14.0)	(200.0)	(200.0)
Acquisition of additional shares of noncontrolling interests	(266.1)	(111.3)	(154.8)	(154.8)
Balance as of December 31, 2013	$3,778.6	$606.1	$3,172.5	$3,531.8	$(371.8)	$12.5

Net Income	574.6	61.8	512.8	512.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(170.8)	(12.7)	(158.1)		(158.1)
Unrealized net (loss) on available for sale securities	(9.4)	(1.6)	(7.8)		(7.8)
Pension and other postretirement benefit adjustments	(276.8)	(0.1)	(276.7)		(276.7)
Total comprehensive income	117.6	47.4	70.2
Dividends declared on common stock, distributions to shareholders of noncontrolling interests and other	(269.5)	(19.5)	(250.0)	(250.0)
Balance as of December 31, 2014	$3,626.7	$634.0	$2,992.7	$3,794.6	$(814.4)	$12.5

Net Income	635.3	72.3	563.0	563.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(139.9)	(9.0)	(130.9)		(130.9)
Unrealized net gain on available for sale securities	3.0	0.2	2.8		2.8
Net gain on cash flow hedges	2.6	-	2.6		2.6
Pension and other postretirement benefit adjustments	163.0	0.3	162.7		162.7
Total comprehensive income	664.0	63.8	600.2
Dividends declared on common stock, distributions to shareholders of noncontrolling interests and other	(351.4)	(66.4)	(285.0)	(285.0)
Balance as of December 31, 2015	$3,939.3	$631.4	$3,307.9	$4,072.6	$(777.2)	$12.5

(See Notes to the Consolidated Financial Statements)

1Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

DOW CORNING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

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

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Management has evaluated subsequent events through February 3, 2016, the date the financial statements were available to be issued.  Certain prior period items have been reclassified to conform to the current presentation.  See Note 9 for further discussion of deferred taxes reclassification to noncurrent.

NOTE 2 – ANNOUNCEMENT TO RESTRUCTURE OWNERSHIP OF DOW CORNING

On December 11, 2015, Dow Chemical and Corning announced that they had entered into a definitive agreement under which Corning will exchange its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which will hold approximately 40% ownership interest in Hemlock Semiconductor and approximately $4.8 billion in cash (the “Transaction”).  It is anticipated that Dow Corning will incur approximately $4.5 billion of indebtedness in order to fund the contribution of cash to the newly formed entity.  Following the consummation of the Transaction, Dow Corning will become a wholly-owned subsidiary of Dow Chemical.  The transaction is expected to close in the first half of 2016 and did not materially impact Dow Corning’s 2015 results.  Consummation of the Transaction is subject to customary closing conditions.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

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

The Company capitalizes interest as a component of the cost of capital assets constructed for its own use.  The Company includes interest expense incurred on all liabilities, including interest related to commercial creditor obligations, in the amount of interest expense subject to capitalization.  See Note 18 for additional details on interest payable to the Company’s commercial creditors.

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

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Intangibles

Intangible assets of the Company include goodwill, patents and licenses, and other assets acquired by the Company that are separable and measurable apart from goodwill.  Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested at least annually for impairment.  The Company completed its annual test for impairment of the goodwill balance as of June 30, 2015 and noted no impairment.  Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

Cost of Sales

Cost of sales includes material, labor, and overhead costs associated with the manufacture and shipment of the Company’s products, as well as research and development costs.  Shipping costs are primarily comprised of payments to third-party freight carriers.  Research and development costs are primarily comprised of labor costs, outside services, and depreciation.  Research and development costs were $232.7, $273.3, and $247.6 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

For foreign subsidiaries where the U.S. dollar is the functional currency, inventories, property, plant and equipment, and other non-monetary assets, together with their related elements of expense, are translated at historical exchange rates.  All monetary assets and liabilities are remeasured at current exchange rates with gains and losses recognized in “Other nonoperating income (expense), net” in the consolidated statements of income.  All other revenues and expenses are translated at average exchange rates.  Therefore, the reported U.S. dollar results included in the consolidated statements of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

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

The Company measures derivative financial instruments at fair value and classifies them as “Other current assets,” “Other noncurrent assets,” “Other current liabilities,” or “Other noncurrent liabilities” in the consolidated balance sheets.  Unrealized gains and losses related to the Company’s derivatives designated as cash flow hedges are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets.  These gains and losses are reclassified from “Accumulated other comprehensive loss” as the underlying hedged item affects earnings.  Realized derivative gains and losses related to cash flow hedges, foreign exchange contracts and commodity contracts are recognized in the Company’s income statement in “Other nonoperating income (expense), net” or “Cost of sales,” as appropriate.  Both unrealized and realized gains and losses related to derivative instruments used to hedge the economic exposure to foreign currency fluctuations and not designated as hedging instruments are recognized in “Other nonoperating income (expense), net.”

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

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

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

New Accounting Standards

In April 2014, the FASB issued guidance to update the definition of discontinued operations by limiting reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  The guidance was effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted.  The adoption did not impact the Company’s financial position or results of operations.

In May 2014, the FASB issued guidance which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted only as of interim and annual reporting periods beginning after December 15, 2016.  The guidance is to be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its financial position, results of operations, and financial statement disclosures.

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

In January 2015, the FASB issued guidance that eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption is not expected to impact the Company’s results of operations or financial statement disclosures.

In February 2015, the FASB issued guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  The adoption is not expected to impact the Company’s financial position, results of operations, or financial statement disclosures.

In April 2015, and as clarified in August 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements.  The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted.  The adoption is not expected to materially impact the Company’s financial position or financial statement disclosures.

In May 2015, the FASB issued guidance that eliminates the requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value.  The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  The adoption is not expected to materially impact the Company’s financial statement disclosures.

In July 2015, the FASB issued guidance that requires entities to measure inventory at the lower of cost and net realizable value.  The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  The adoption is not expected to materially impact the Company’s financial position, results of operations or financial statement disclosures.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

In November 2015, the FASB issued guidance that requires deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  The guidance is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted.  The Company elected to early adopt the guidance and apply it retrospectively to all periods presented in the Company’s financial position.  See Note 9 for further discussion.

In January 2016, the FASB issued guidance that revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also amends certain disclosure requirements associated with the fair value of financial instruments.  The guidance is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017.  The adoption is not expected to materially impact the Company’s financial position, results of operations, or financial statement disclosures.

NOTE 4 – GAINS ON LONG-TERM SALES AGREEMENTS

In 2015, 2014, and 2013, the Company recognized gains associated with the termination of multiple long-term sales agreements with certain customers.  The long-term sales agreements required the customers to make initial non-refundable advanced cash payments, which were recorded as deferred revenue.  During the term of the contracts, the customers ceased taking their contractually required minimum supply of product resulting in a decision by the Company to terminate the contracts and initiate legal actions to recover damages associated with the customers’ failure to perform.  The terminations and related actions resulted in recognition of $178.8, $32.7 and $52.0 of previously recorded deferred revenue in 2015, 2014, and 2013, respectively.  The Company has no remaining obligations to perform under the agreements.  The pre-tax impact of the resolution was reflected in “Gains on long-term sales agreements” in the consolidated statements of income.  After income taxes and amounts attributable to noncontrolling interests, net income attributable to the Company for the years ended December 31, 2015, 2014, and 2013 increased by $97.9, $17.2, and $23.1, respectively.

Also in 2013, the Company recognized a gain associated with the termination of a long-term sales agreement with a customer.  The Company received a cash payment of $183.2, of which, $176.5 was recognized and reflected in “Gains on long-term sales agreements” in the consolidated statements of income.  The remaining amount was applied to outstanding receivables or was deferred.  The Company considered the settlement to be a triggering event for a held-and-used impairment test as production assets were dedicated solely to supplying this customer contract.  As such, the Company evaluated the recoverability of the long-lived assets.  Based on this evaluation, the Company determined that the long-lived assets with a carrying amount of $122.2 were impaired, and as a result, were written down to their estimated fair value of $8.3.  Fair value was based on the liquidation value of these assets.  As the liquidation value exceeded the fair value based on future cash flows, the assets were written down to the liquidation value.  The impairment charge was reflected in “Asset (gains) charges and restructuring expenses, net” in the consolidated statements of income.  As a result of the gain and impairment, net income attributable to the Company for the year ended December 31, 2013 increased by $40.7, after income taxes.

NOTE 5 – POLYCRYSTALLINE SILICON MARKET CONDITIONS AND CHINA TRADE MATTERS

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

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

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

In January 2014, MOFCOM issued a final determination that China’s solar-grade polycrystalline silicon industry suffered material damage because of dumping.  The determination resulted in antidumping duties of 53.3% and countervailing duties of 2.1% on future imports from the Company into China.  During the fourth quarter of 2014, due to sustained adverse market conditions created by industry oversupply, ongoing challenges presented by global trade disputes, and the cost of operating the facility, management concluded that future operation of the first phase of the polycrystalline silicon plant expansion would not be economically viable and decided to permanently abandon the assets.  The decision was approved by the Company’s Board of Directors on December 15, 2014.  The decision to permanently abandon the assets resulted in a charge of $1,481.0, reflected in “Asset (gains) charges and restructuring expenses, net” in the consolidated statements of income.  The charge consisted of $1,434.6 related to the write-down to fair value on assets with a carrying value of $1,489.4.  The fair value was determined based on liquidation value of the assets.  The charge also included other contract cancellation, employee separation, and related exit costs of $46.4, of which a $34.0 liability remained at December 31, 2014.  As a result of the significant change in the use of this asset, the Company assessed whether the carrying value of all polycrystalline silicon assets might be impaired.  The Company’s estimates of future undiscounted cash flows indicated the polycrystalline silicon asset group was recoverable as of December 31, 2014.

In December 2015, the Company completed disposal activity related to the abandoned assets resulting in a gain of $9.1 reflected in “Asset (gains) charges and restructuring expenses, net” in the consolidated statements of income.  A liability of $36.3 remained at December 31, 2015 related to contract cancellation costs.

NOTE 6 – RESTRUCTURING

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

In 2012, the Company initiated a plan of restructuring that included the involuntary termination of professional employees worldwide and capital asset disposals.  As of December 31, 2012, the Company recorded $67.5 for employee-related costs associated with ongoing benefit arrangements and $297.5 for asset disposals, including charges for the polycrystalline silicon asset abandonments discussed in Note 5.  During the year ended December 31, 2013, the Company recorded an additional $11.2 for asset charges and decreased employee-related costs by $1.2.  This restructuring liability was settled as of December 31, 2014.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

NOTE 7 – INVESTMENTS

Investments reflected in “Marketable securities” in the consolidated balance sheets as of December 31, 2015 and 2014 were $90.2 and $86.1, respectively.  These investments have been classified as available for sale.

The cost, gross unrealized gains, gross unrealized losses, and fair value of the investments by classification were as follows:

	December 31, 2015
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Debt Securities - Auction rate preferred securities	Level 3	$76.0	$-	$(0.4)	$75.6
Foreign Equity Securities	Level 1	0.5	2.2	-	2.7
Other	Level 1	11.9	-	-	11.9
Total Marketable Securities		$88.4	$2.2	$(0.4)	$90.2

	December 31, 2014
	Level	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Debt Securities - Auction rate preferred securities	Level 3	$76.0	$-	$(3.1)	$72.9
Foreign Equity Securities	Level 1	0.5	2.1	-	2.6
Other	Level 1	10.6	-	-	10.6
Total Marketable Securities		$87.1	$2.1	$(3.1)	$86.1

As of December 31, 2015, securities in an unrealized loss position for 12 months or more were valued at $6.2, net of unrealized losses of $0.4.  As of December 31, 2014, securities in an unrealized loss position for 12 months or more were valued at $15.4, net of unrealized losses of $1.2.

As of December 31, 2015 and 2014, the Company held auction rate preferred securities valued at $75.6 and $72.9, respectively.  The interest rates reset on these variable rate instruments quarterly through an auction process.  Since the auctions have failed, default dividend allocation methods are in effect.  While 84% of the securities were rated below investment grade as of December 31, 2015, all of the issuers of the underlying preferred equity securities have continued to remit dividends consistent with historical practices.

Level 3 Assets

The changes in fair value of Level 3 assets were as follows:

	2015	2014

Beginning balance as of January 1	$72.9	$69.0
Transfers in to Level 3	-	-
Transfers out of Level 3	-	-
Change in unrealized losses in other comprehensive loss	2.7	3.9
Realized gains/(losses) included in earnings	-	-
Sales/redemptions of assets classified as Level 3	-	-
Ending balance as of December 31	$75.6	$72.9

In 2013, the Company reached a settlement relating to losses incurred by the Company associated with its auction rate securities portfolio and the failure of the auction market.  The total settlement reached was a $29.5 gain and was reflected in “Other nonoperating income (expense), net” in the consolidated statements of income.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

The Company held the following securities classified as Level 3 assets based upon valuation using significant unobservable inputs:

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range

Auction rate preferred securities	$75.6	Effective interest	Market required effective interest rate	4.0% - 4.8%

NOTE 8 – INVENTORIES

The components of inventories were as follows:

	December 31, 2015	December 31, 2014

Produced goods	$871.5	$777.8
Purchased materials	162.6	181.5
Maintenance and supplies	125.4	124.5
Total Inventory	$1,159.5	$1,083.8

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

NOTE 9 – INCOME TAXES

The components of income before income taxes and noncontrolling interests were as follows:

	Years Ended December 31,
	2015	2014	2013

Domestic	$728.5	$358.5	$276.5
Foreign	210.7	348.1	391.0
Total	$939.2	$706.6	$667.5

The components of the income tax provision were as follows:

	Years Ended December 31,
	2015			2014			2013
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Domestic	$121.1	$92.4	$213.5	$(30.3)	$33.0	$ 2.7	$213.1	$(154.8)	$ 58.3
Foreign	121.6	(31.2)	90.4	113.4	15.9	129.3	114.6	60.9	175.5
Total	$242.7	$61.2	$303.9	$ 83.1	$48.9	$132.0	$327.7	$ (93.9)	$233.8

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
Deferred Tax Assets:
Implant costs	$105.8	$132.4
Postretirement benefit obligations	460.6	513.1
Tax loss carryforwards	123.7	151.4
Tax credit carryforwards	257.4	427.5
Accruals and other	81.5	69.8
Inventories	29.5	18.9
Long-term debt	45.5	45.5
Investments in partnerships	98.8	66.0
Deferred revenue	159.7	172.6
Total deferred tax assets	$1,362.5	$1,597.2
Deferred tax liabilities:
Property, plant and equipment	(860.2)	(868.1)
Net deferred tax assets prior to valuation allowance	$502.3	$729.1
Less: Valuation allowance	(123.2)	(197.9)
Net Deferred Tax Assets	$379.1	$531.2

The Company believes that it is more likely than not that the overall net deferred tax assets will be realized.  However, valuation allowances of $123.2 have been recorded as of December 31, 2015 where the Company believes it is not more likely than not that the deferred tax assets in certain jurisdictions will be realized.  The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies, and the period of time over which the tax benefits can be utilized.  Of the total valuation allowance amount, $21.4 is attributable to realized and unrealized capital losses on marketable securities; $45.4 from a state investment tax credit; $10.2 due to net operating losses in foreign jurisdictions; and $32.9 from state net operating losses in the U.S.

The Company has tax credit carryforwards of $257.4 as of December 31, 2015.  Of the total tax credit carryforwards, $206.5 is attributable to foreign tax credits in the U.S., $3.7 of general business credits in the U.S., and $45.4 from state investment tax credits.  The foreign tax credits expire between 2022 and 2024; the general business credits expire between 2034 and 2035; and the state investment tax credit has an indefinite carryforward period.  The Company was subject to a recapture of state investment credits during 2015 of $50.5.  These credits were not previously utilized and had a full valuation allowance recorded, and therefore, did not impact the consolidated financial position or results of operations.

Tax effected operating loss carryforwards as of December 31, 2015 were $123.7.  Of the tax effected operating loss carryforwards, $76.1 are subject to an indefinite carryforward period and were generated by the Company’s subsidiaries in Brazil and the United Kingdom and $41.1 are state net operating losses which are subject to various carryforward periods.

Cash paid for income taxes, net of refunds received, was $162.6, $109.6, and $155.8 for the years ended December 31, 2015, 2014, and 2013, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

The effective rate of the income tax provision may differ from the United States federal statutory tax rate.  A reconciliation of the tax rate was as follows:

	Years Ended December 31,
	2015	2014	2013

Income Tax Provision at Statutory Rate	$328.7	$247.3	$233.6

Increase/(Decrease) in Income Tax Provision due to:
Foreign provisions and related items	(12.6)	(16.8)	6.7
Domestic manufacturing deduction	(13.6)	8.5	(20.7)
Valuation allowances	(4.0)	(4.3)	11.7
Change in foreign tax rates	7.9	-	13.1
Tax reserves	-	-	(8.1)
U.S. tax effect of foreign earnings and dividends	3.5	(93.6)	2.9
Other, net	(6.0)	(9.1)	(5.4)
Total Income Tax Provision at Effective Rate	303.9	132.0	233.8

Effective Rate	32.4%	18.7%	35.0%

During 2014, the Company paid a dividend from a subsidiary in Luxembourg to the U.S.  The Company recorded a reduction of $99.2 to the income tax provision for the year ended December 31, 2014.  This repatriation of earnings did not change the Company’s ability and intent to continue to permanently reinvest undistributed earnings of foreign subsidiaries.

As of December 31, 2015, income and remittance taxes have not been recorded on $959.1 of undistributed earnings of foreign subsidiaries, as the Company intends to reinvest those earnings indefinitely.  If the Company did not intend to reinvest those earnings indefinitely, the Company would have a deferred tax liability of $79.8 related to the outside basis difference of its foreign subsidiaries.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examination by tax authorities for years before 2006.

The following table indicates, for each significant jurisdiction, the earliest tax year that remains subject to examination:

	Year		Year
United Kingdom	2013	Korea	2013
Belgium	2013	Brazil	2010
Japan	2015	China	2010
Germany	2011	United States	2006

During 2010, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for 2006, 2007, 2008, and 2009.  The Company filed protests and appeals in response to the proposed adjustments.  During 2014 and 2015, the Company received proposed adjustments from the IRS related to the Company’s consolidated federal income tax returns for 2011 and 2012.  The Company contested the proposed adjustments under the belief the adjustments would not be sustained.  During 2015, the Company settled all proposed adjustments discussed above, with no material impact to the consolidated financial position or results of operations.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits, excluding any indirect tax benefit of these unrecognized gross tax benefits in another jurisdiction, interest, and penalties, was as follows:

	Years Ended December 31,
	2015	2014	2013

Unrecognized tax benefits as of January 1,	$102.4	$89.5	$16.9
Additions based on tax positions related to the current year	3.4	11.2	70.6
Additions for tax positions of prior years	72.1	16.7	33.7
Reductions to tax positions related to the current year	-	-	-
Reductions for tax positions of prior years	(1.0)	(2.1)	(5.6)
Settlements	(66.7)	(12.9)	(26.1)
Balance as of December 31,	$110.2	$102.4	$89.5

The Company had approximately $110.2 of total gross unrecognized tax benefits as of December 31, 2015.  Of this total, $23.0 (including interest, penalties, and net of the federal benefit on state items) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in any future period.

The Company believes that it is reasonably possible that a decrease of up to $89.1 in unrecognized gross tax benefits related to a temporary position may be necessary within the next 12 months due to settlement with a tax jurisdiction.  Due to the temporary nature of the position, the decrease will not have a material impact on the Company’s effective tax rate.

The Company does not anticipate that any additional material adjustments will result from settlements, closing of tax examinations or expiration of statutes of limitations in various jurisdictions within the next 12 months.

The Company early adopted the amended accounting guidance regarding presentation of deferred tax assets and liabilities for the period ended December 31, 2015. See Note 3 for further discussion of the standard. The presentation of deferred tax assets and liabilities as noncurrent has been applied retrospectively.  The impact of adopting the standard to the Company’s consolidated balance sheet as of December 31, 2014 was as follows:

	Previously Reported	Adjustments	As Adopted
Consolidated Balance Sheet
Deferred income tax assets - current	$263.7	$(263.7)	$-
Deferred income taxes - noncurrent	311.0	258.5	569.5
Deferred income tax liability - current*	1.3	(1.3)	-
Deferred income tax liabilities - noncurrent	42.2	(3.9)	38.3

*presented within Other current liabilities

NOTE 10 – DERIVATIVES

In 2013, the Company recognized a long-term supply contract at fair value.  The contract provides for the supply of electricity, which is expected to be used in the normal course of business.  The contract requires the purchase of minimum volumes and any unused volumes are liquidated on a net basis when minimum volumes are not taken.  The contract is a derivative, but was previously unrecognized under the normal purchase normal sale scope exception within the derivative accounting guidance.  Due to operational matters and uncertainty regarding the level of future physical deliveries and net settlements under the contract, the Company determined that the normal purchase normal sale scope exception could no longer be applied.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Under a discounted cash flow method, the fair value of the supply contract at December 31, 2015 was determined by using market prices from the Brazilian Intercontinental Exchange (“BRIX”) for the years 2016 through 2018 and extrapolating them over the remaining periods where market prices are not observable.  Since the BRIX curve only provides forward pricing until June 2018, the inputs used in the valuation of the contract were considered Level 3.  Electricity prices used in the valuation ranged from $24 to $35 U.S. dollars per megawatt hour for the years 2016 through 2018.  The Company used the observable price from early 2018 of $35 U.S. dollars per megawatt hour as the basis for the price in the remaining months of 2018.  Changes in the fair value of the contract are reflected in “Other nonoperating income (expense), net” in the consolidated statements of income.  During the years ended December 31, 2015, 2014 and 2013, the Company recognized $120.1 of expense, $47.6 of income and $63.3 of income, respectively.  These amounts are reflected within “Other, net” in “Cash flows from operating activities” in the consolidated statements of cash flows.  The derivative was reflected in “Other noncurrent liabilities” and “Other noncurrent assets” in the consolidated balance sheets as of December 31, 2015 and 2014, at $9.2 and $110.9, respectively.

Other derivative balances and hedging activities were not material to the financial position or results of operations of the Company.

NOTE 11 – VARIABLE INTEREST ENTITIES

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

The Company accounts for its investment in these entities under the equity method of accounting.  The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities plus the maximum amount of potential future payments under the Company’s guarantees of nonconsolidated subsidiaries’ debt.  As of December 31, 2015, the maximum exposure to loss was $157.7.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	Estimated Useful	December 31,
	Life (Years)	2015	2014
Land	-	$128.2	$138.8
Land improvements	11-20	349.8	355.3
Buildings	18-33	2,208.3	2,248.4
Machinery and equipment	3-25	7,734.5	7,774.8
Construction-in-progress	-	153.1	165.8
Total property, plant and equipment		$10,573.9	$10,683.1
Accumulated depreciation		(5,487.6)	(5,276.3)
Net property, plant and equipment		$5,086.3	$5,406.8

The Company recorded depreciation expense of $415.0, $486.0, and $484.0 for the years ended December 31, 2015, 2014, and 2013, respectively.

The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2015, 2014, and 2013 was $6.7, $5.1, and $16.5, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

NOTE 13 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2015 and 2014, the Company had gross goodwill of $55.7 and $61.9, respectively.  Changes in the carrying amount of goodwill related to currency translation.  The gross and net amounts of intangible assets, excluding goodwill, were as follows:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$5.6	$(4.5)	$1.1
Completed technology	13.3	(10.7)	2.6
Electricity contract	35.3	(17.7)	17.6
Land use rights	49.2	(7.9)	41.3
Other	22.4	(21.0)	1.4
Total	$125.8	$(61.8)	$64.0

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	$5.6	$(4.2)	$1.4
Completed technology	13.3	(9.8)	3.5
Electricity contract	35.3	(15.8)	19.5
Land use rights	52.4	(7.5)	44.9
Other	22.7	(21.1)	1.6
Total	$129.3	$(58.4)	$70.9

The Company recorded amortization expense related to these intangible assets of $4.4, $5.3, and $6.1 for the years ended December 31, 2015, 2014, and 2013, respectively.  The estimated aggregate amortization expense to be recorded in each of the next five years is as follows: 2016 - $4.4, 2017 - $4.4, 2018 - $4.5, 2019 - $3.3, and 2020 - $3.1.

NOTE 14 – NOTES PAYABLE AND CREDIT FACILITIES

Credit Facilities

In March 2011, the Company entered into a five-year $1.0 billion revolving credit facility agreement with various U.S. and foreign banks.  In November 2013, the facility was extended through 2018.  The facility allows for borrowing in multiple currencies for working capital needs and general corporate purposes of the Company.  Borrowings bear interest at a LIBOR-plus rate or an alternate rate based on LIBOR, the Prime Rate or the Federal Funds Effective rate plus various spreads based on the terms of the agreement.  As of December 31, 2015, the Company had no outstanding balance on the facility.

In addition, the Company had unused and committed credit facilities with various U.S. and foreign banks of $60.2 as of December 31, 2014.  The Company subsequently closed or amended these credit facilities and did not have any significant unused and committed credit facilities with these banks as of December 31, 2015.

Long-Term Debt

Amounts reflected in “Current maturities of long-term debt” in the consolidated balance sheets contain current maturities of the long-term debt instruments disclosed below when repayment is due within the next 12 months.  Such amounts were $6.1 and $7.0 as of December 31, 2015 and 2014, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Long-term debt consisted of the following:

	Years Ended December 31,
	2015	Rates	2014	Rates
Long-term debt
Variable rate notes due 2016	$-		$150.0	1.3%
Fixed rate notes due 2018	350.0	4.1%	350.0	4.1%
Variable rate bonds due 2019	0.5	0.1%	2.0	0.2%
Fixed rate notes due 2021	350.0	4.8%	350.0	4.8%
Other obligations and capital leases	90.4	1.9-9.0%	100.4	2.6-9.0%
Total long-term debt	$790.9		$952.4
Less current maturities of long-term debt	6.1		7.0
Total long-term debt due after one year	$784.8		$945.4

In February 2013, a wholly owned subsidiary of the Company entered into a $150.0 unsecured term loan, due in February 2016, with a U.S. branch of a Japanese bank.  The Company repaid the entire loan balance as of December 31, 2015.

In March 2011, the Company issued senior unsecured fixed rate notes at par with an aggregate principal amount of $700.0, including $350.0 of 4.1% Series A Notes due March 2018 and $350.0 of 4.8% Series B notes due March 2021.  Valuation of the senior notes is conducted on a quarterly basis using the benchmark risk-free interest rate with a credit spread based on comparable companies with similar credit risk profiles and considering business-specific risks.  Because the fixed rate notes were valued using inputs based on similar liabilities observed in the market, the Company’s fixed rate notes were classified as a Level 2 measurement.  As of December 31, 2015, the fair values of Series A Notes and Series B Notes were $362.6 and $376.8, respectively.

The Company and its subsidiaries are in compliance with its debt covenants, including leverage ratios and interest coverage ratios.

Annual aggregate maturities of the long-term debt of the Company are: 2016 - $6.1, 2017 - $5.8, 2018 - $355.6, 2019 - $5.7, and $417.8 for 2020 and beyond.

Cash paid for interest during the year ended December 31, 2015, 2014, and 2013 was $55.5, $50.1, and $57.8, respectively.

Sales of Receivables

The Company maintains an accounts receivable facility with a bank in Japan which expires in March 2016.  The discount rate under this facility is the equivalent of TIBOR plus 0.25%.  For the year ended December 31, 2015, the Company had no sales of receivables or proceeds under this facility.  The Company sold receivables in the amount of $77.2 to this bank in exchange for cash proceeds of $77.2 during the year ended December 31, 2014.  Under the facility, the Company continues to collect the receivables from the customer but retains no interest in the receivables.  The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.  The transfer of receivables provides additional liquidity to the Company.  The counterparty for the receivables facility is a financial institution that specializes in receivables securitization transactions and is financed through the issuance of commercial paper.

Additionally, the Company has access to a short term borrowing facility securitized by receivables in the U.S. which expires in October 2016.  The interest rate under this facility is based on LIBOR.  As of December 31, 2015 and 2014, there were no outstanding amounts under this facility.  The facility agreement does not permit the Company to transfer the receivables to any other institution and the Company is not permitted to repurchase the transferred receivables.

Letters of Credit

The Company had outstanding letters of credit of $31.1 and $37.2 as of December 31, 2015 and 2014, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

NOTE 15 – DEFERRED REVENUE

The Company has historically entered into long-term product sales agreements with certain customers.  Under certain agreements, customers are obligated to purchase minimum quantities of product and make specified payments.  The revenue associated with the agreements was originally recognized using the average sales price over the life of the agreements.  Under the average price methodology, differences between amounts invoiced to customers under the agreements and amounts recognized using the average price methodology were reported as deferred revenue in the consolidated balance sheets.  After a series of amendments to the agreements in 2012, the Company concluded that future sales prices were no longer fixed and determinable and discontinued the use of the average price methodology.  The revenue associated with these product sales agreements is now recognized using invoice-based pricing with a ratable recognition of existing deferred revenue amounts.

Under certain agreements, customers were required to make initial non-refundable advanced cash payments.  During the year ended December 31, 2014, the Company received advanced payments of $65.8.  The Company did not receive any advanced payments during the year ended December 31, 2015 and does not expect to receive any advanced payments in the next twelve months.  Advanced cash payments received are recorded as deferred revenue and are typically applied ratably on a per kilogram basis as products are shipped over the life of the agreements.  Modification to terms of the agreements may alter the timing of future advanced payments receipts or their application to future purchases.  In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments.  The advanced payments received are reflected in “Cash flows from operating activities” in the consolidated statements of cash flows.

Total deferred revenue reflected in “Current deferred revenue” and “Deferred revenue” in the consolidated balance sheets as of December 31, 2015 and 2014, was $2,808.4 and $3,202.3, respectively.  The changes in deferred revenue were as follows:

	2015	2014	2013

Beginning balance as of January 1	$3,202.3	$3,442.6	$3,572.3
Average price revenue generated	-	-	-
Average price revenue recognized	(13.6)	(19.4)	(15.8)
Advanced payments received	-	65.8	111.2
Advanced payments applied	(197.8)	(246.6)	(175.4)
Contract resolution / other	(182.5)	(40.1)	(49.7)
Ending balance as of December 31	$2,808.4	$3,202.3	$3,442.6

Current deferred revenue of $254.8 and $319.6 was recorded in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.  The current portion was determined based on the Company’s estimate of advanced payments to be applied to customer purchases in the next 12 months.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees.  The components of net periodic benefit cost for the Company’s U.S. and non-U.S. plans were as follows:

	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost
Service cost	$ 71.5	$ 49.9	$ 61.6	$ 13.2	$ 13.2	$ 26.0	$ 84.7	$ 63.1	$ 87.6
Interest cost on projected benefit obligations	91.3	90.3	83.1	25.6	33.7	30.5	116.9	124.0	113.6
Expected return on plan assets	(82.4)	(74.8)	(71.6)	(27.8)	(34.8)	(30.6)	(110.2)	(109.6)	(102.2)
Amortization of net prior service costs	2.4	2.4	2.4	0.9	1.0	1.2	3.3	3.4	3.6
Amortization of net losses	69.6	39.4	59.1	7.2	4.2	11.9	76.8	43.6	71.0
Other adjustments	-	-	-	-	-	2.6	-	-	2.6
Total	$152.4	$107.2	$134.6	$ 19.1	$ 17.3	$ 41.6	$171.5	$124.5	$176.2

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Other changes in plan assets and benefit obligations that were recognized in or reclassified from other comprehensive income as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014

Amortization of net prior service costs	$(2.4)	$(2.4)	$(0.6)	$(0.6)	$(3.0)	$(3.0)
Amortization of net losses or settlement recognition	(69.6)	(39.4)	(7.7)	(4.0)	(77.3)	(43.4)
Net loss (gain) arising during the year	(78.7)	377.9	(71.1)	78.9	(149.8)	456.8
Total	$(150.7)	$336.1	$(79.4)	$74.3	$(230.1)	$410.4

The Company’s defined benefit employee retirement plans have a measurement date of December 31 of the applicable year.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014

Projected benefit obligation	$2,329.8	$2,458.4	$723.3	$826.4	$3,053.1	$3,284.8
Accumulated benefit obligation	1,982.8	2,080.1	705.2	808.0	2,688.0	2,888.1
Fair value of plan assets	1,490.2	1,483.9	581.9	608.6	2,072.1	2,092.5

The reconciliation of beginning and ending balances of the projected benefit obligation, beginning and ending balances of the fair value of plan assets, and the funded status of the plans as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014

Change in benefit obligation
Projected benefit obligation, beginning of year	$2,458.4	$1,948.3	$951.3	$867.9	$3,409.7	$2,816.2
Service cost	71.5	49.9	13.2	13.2	84.7	63.1
Interest cost	91.3	90.3	25.6	33.7	116.9	124.0
Actuarial (gains) losses	(196.5)	482.0	(80.4)	141.4	(276.9)	623.4
Foreign currency exchange rate changes	-	-	(53.6)	(75.9)	(53.6)	(75.9)
Benefits paid and settlements	(94.9)	(112.1)	(27.7)	(29.0)	(122.6)	(141.1)
Projected benefit obligation, end of year	$2,329.8	$2,458.4	$828.4	$951.3	$3,158.2	$3,409.7

Fair value of plan assets
Fair value of plan assets, beginning of year	$1,483.9	$1,330.5	$697.7	$661.1	$2,181.6	$1,991.6
Actual return on plan assets	(35.4)	179.0	18.4	97.2	(17.0)	276.2
Foreign currency exchange rate changes	-	-	(39.7)	(50.0)	(39.7)	(50.0)
Employer contributions	136.6	86.5	17.5	18.4	154.1	104.9
Benefits paid and settlements	(94.9)	(112.1)	(27.7)	(29.0)	(122.6)	(141.1)
Fair value of plan assets, end of year	$1,490.2	$1,483.9	$666.2	$697.7	$2,156.4	$2,181.6

Funded status of plans	$(839.6)	$(974.5)	$(162.2)	$(253.6)	$(1,001.8)	$(1,228.1)
Accumulated benefit obligation	1,928.8	2,080.1	769.7	875.8	2,752.5	2,955.9

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

The assets by category and fair value level of the U.S and non-U.S. defined benefit employee retirement plans were as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9.0	$-	$-	$9.0
Equity securities	198.9	3.4	-	202.3
Corporate debt securities	-	370.0	-	370.0
U.S. government debt securities	-	232.1	-	232.1
U.S. government guaranteed mortgage backed securities	-	15.2	-	15.2
Other governmental debt securities	1.1	60.5	-	61.6
Investment funds	40.8	1,222.6	-	1,263.4
Other	-	2.8	-	2.8
Total	$249.8	$1,906.6	$-	$2,156.4

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$5.6	$-	$-	$5.6
Equity securities	194.5	3.6	-	198.1
Corporate debt securities	-	396.4	-	396.4
U.S. government debt securities	-	258.6	-	258.6
U.S. government guaranteed mortgage backed securities	-	24.9	-	24.9
Other governmental debt securities	1.2	75.2	-	76.4
Investment funds	45.1	1,170.3	0.4	1,215.8
Other	-	5.8	-	5.8
Total	$246.4	$1,934.8	$0.4	$2,181.6

The changes in fair value of Level 3 assets for the year ended December 31, 2015 were as follows:

Beginning balance as of January 1, 2015	$0.4
Actual return on assets	-
Purchases	-
Sales	(0.4)
Ending balance as of December 31, 2015	$-

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

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Amounts recorded in the consolidated balance sheets as of December 31 were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014

Current benefit liabilities	$(6.7)	$(6.1)	$(5.0)	$(4.2)	$(11.7)	$(10.3)
Noncurrent benefit liabilities	(832.9)	(968.4)	(157.2)	(249.4)	(990.1)	(1,217.8)
Total recognized liabilities	$(839.6)	$(974.5)	$(162.2)	$(253.6)	$(1,001.8)	$(1,228.1)

Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service cost	$5.7	$8.1	$3.4	$4.4	$9.1	$12.5
Net loss	914.9	1,063.2	125.7	214.6	1,040.6	1,277.8
Accumulated other comprehensive loss	$920.6	$1,071.3	$129.1	$219.0	$1,049.7	$1,290.3

The Company expects to recognize $54.2 of net loss and $3.2 of net prior service cost as a component of net periodic pension cost in 2016 for its defined benefit pension plans.

The expected return on plan assets is a long-term assumption based on projected returns for assets and the approved asset allocations of the plan.  For the purpose of pension expense recognition, the Company uses a market-related value of assets that amortizes the difference between the expected return and the actual return on plan assets over a three-year period.  The Company had approximately $43.8 of net unrecognized asset losses associated with its U.S. pension plans as of December 31, 2015 that will be recognized in the calculation of the market-related value of assets and subject to amortization in future periods.

For the U.S. defined benefit plan, as of December 31, 2015, the fair value of plan assets included 40% of equity securities and 60% of debt securities which is consistent with plan targets.  The plan’s expected long-term rate of return is determined by the asset allocation and expected future rates of return on equity and fixed income securities.

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

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding.  Contributions of approximately $126.7 are planned for the U.S. plans in 2016.  Contributions of approximately $18.0 are planned for non-U.S. plans in 2016.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

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

	Benefit Obligations as of December 31,
	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014

Discount rate	4.2%	3.8%	3.2%	2.8%	4.0%	3.5%
Rate of increase in future compensation levels	4.3%	4.3%	1.0%	1.0%	3.4%	3.4%

	Net Periodic Pension Cost for the Years Ended December 31,
	U.S. Plans			Non-U.S. Plans			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013

Discount rate	3.8%	4.8%	4.0%	2.8%	4.0%	3.8%	3.5%	4.5%	4.0%
Rate of increase in future compensation levels	4.3%	4.3%	4.3%	1.1%	1.0%	3.6%	3.4%	3.4%	4.1%
Expected long-term rate of return on plan assets	5.6%	5.6%	5.6%	4.5%	5.6%	5.6%	5.3%	5.6%	5.6%

The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. defined benefit plans to arrive at an effective discount rate.  The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans’ liabilities.

For 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, the Company elected to change its approach and measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not impact the measurement of the plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, will account for it on a prospective basis.

In 2014, the Company determined that its best estimate for a mortality assumption related to its U.S. defined benefit plans was to follow the recommendation of the Society of Actuaries (“SOA”) and implement the new mortality tables and related improvement scale released by the SOA in 2014.  The new mortality information reflects improved life expectancies and an expectation that the trend will continue, which increased the Company’s benefit obligation as of December 31, 2014.  In 2015, the SOA released an updated improvement scale which was also implemented by the Company, resulting in a decrease to the Company’s benefit obligation as of December 31, 2015.

The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table.  The expected benefits have been estimated based on the same assumptions used to measure the Company’s benefit obligation as of December 31, 2015 and include benefits attributable to future employee service.

	Estimated Future Benefit Payments
	U.S. Plans	Non-U.S. Plans	Total

2016	$ 93.6	$ 27.1	$ 120.7
2017	95.7	29.9	125.6
2018	98.7	31.7	130.4
2019	102.0	34.0	136.0
2020	106.0	32.7	138.7
2021-2025	601.9	207.8	809.7

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Other Postretirement Plans

In addition to providing pension benefits, the Company provides certain health care benefits for most retired employees, primarily in the U.S.  The cost of providing these benefits to retirees outside the U.S. is not significant; therefore, this discussion relates to the U.S. plans only.  Net periodic postretirement benefit cost included the following components:

	Years Ended December 31,
	2015	2014	2013
Net Periodic Postretirement Benefit Cost
Service cost	$4.8	$4.7	$5.9
Interest cost	11.9	12.7	13.4
Amortization of prior service credits	(3.1)	(1.5)	(1.6)
Amortization of actuarial losses	6.9	4.1	8.7
Total	$20.5	$20.0	$26.4

Other changes in benefit obligations that were recognized in or reclassified from other comprehensive income included:

	Years Ended December 31,
	2015	2014
Amortization of prior service credits	$3.1	$1.5
Amortization of loss	(6.9)	(4.1)
Prior service credit arising during the year	-	(19.7)
Net loss (gain) arising during the year	(18.9)	29.5
Total	$(22.7)	$7.2

The reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation was as follows:

	December 31,
	2015	2014
Change in accumulated postretirement benefit obligation
Accrued postretirement benefit obligation at beginning of year	$329.2	$320.0
Service cost	4.8	4.7
Interest cost	11.9	12.7
Actuarial loss/(gain)	(18.9)	29.5
Plan change	-	(19.7)
Benefits paid	(13.1)	(18.0)
Accumulated postretirement benefit obligation at end of year	$313.9	$329.2

Funded status of plans	$(313.9)	$(329.2)

Amounts recognized in the consolidated balance sheets
Current benefit liabilities	$(18.1)	$(17.8)
Noncurrent benefit liabilities	(295.8)	(311.4)
Total recognized liabilities	$(313.9)	$(329.2)

Amounts recognized in accumulated other comprehensive loss (pre-tax)
Prior service credit	$(18.7)	$(21.8)
Net loss (gain)	82.8	108.6
Accumulated other comprehensive loss	$64.1	$86.8

The Company expects to recognize $5.1 of net loss and $3.1 of net prior service credit as a component of net periodic postretirement benefit cost in 2016.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.7% and 7.9% in 2015 and 2014, respectively.  In both 2015 and 2014, the health care cost trend rate was assumed to decrease gradually to 5.0% in 2033 and remain at that level thereafter.  The health care cost trend rate assumption has an effect on the amounts reported, but is offset by plan provisions that limit the Company’s share of the total postretirement health care benefits cost for the vast majority of participants.  The Company’s portion of the total annual health care benefits cost is capped at specified dollar amounts for participants who retired in 1994 or later and such limits are expected to be reached in all subsequent years.  Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 1.6% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2015 by 1.4%.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 1.3% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2015 by 1.1%.

The discount rate used to determine the accumulated postretirement benefit obligation as of December 31, 2015 and 2014 was 4.0% and 3.8%, respectively.  The discount rate used to determine net periodic postretirement benefit cost for the years ended December 31, 2015, 2014, and 2013 was 3.8%, 4.5%, and 3.8%, respectively.  The Company uses the Citigroup Pension Discount Curve and matches points along the curve to the estimated future benefit payments of the U.S. postretirement health care benefit plans to arrive at an effective discount rate.  For 2016, the Company elected to change its approach and measure service and interest costs for the U.S. postretirement health care benefit plans consistent with the change to the U.S. defined benefit plans discussed above.  The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.

The Company funds most of the cost of the postretirement health care as incurred.  Benefit payments to retirees were $13.4 for the year ended December 31, 2015.  Reimbursements received under Medicare Part D were $0.3 for the year ended December 31, 2015.  The Company expects to pay future benefits under its postretirement health care plans as detailed in the following table.  The expected payments have been estimated based on the same assumptions used to measure the Company’s postretirement benefit obligations as of December 31, 2015.

Estimated Postretirement Benefit Payments

2016	$ 18.2
2017	18.5
2018	18.9
2019	19.2
2020	19.5
2021-2025	100.9

Defined Contribution Plans

The Company has various defined contribution and savings plans covering certain employees.  The Company made matching contributions under defined contribution plans of $19.4, $17.1, and $17.8 for the years ended December 31, 2015, 2014, and 2013, respectively.  The U.S. plan is the largest of the defined contribution and savings plans maintained by the Company.  Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2015 were $17.9.  The Company expects to make contributions of $19.4 to all defined contribution plans during 2016.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the components of accumulated other comprehensive loss for the years ended December 31, 2015, 2014, and 2013, included the following components:

	Foreign currency translation adjustment	Unrealized net gain (loss) on available for sale securities	Net gain (loss) on cash flow hedges1	Unamortized pension losses and prior service costs2	Accumulated other comprehensive income (loss)
Balance as of December 31, 2012	$217.5	$2.0	$(3.5)	$(852.6)	$(636.6)
Other comprehensive income before reclassifications	11.6	3.7	-	192.9	208.2
Amounts reclassified from AOCI3	-	-	3.5	53.1	56.6
Net current-period other comprehensive income (loss)	11.6	3.7	3.5	246.0	264.8
Balance as of December 31, 2013	$229.1	$5.7	$-	$(606.6)	$(371.8)

Other comprehensive income before reclassifications	(158.1)	7.2	-	(308.3)	(459.2)
Amounts reclassified from AOCI3	-	(15.0)	-	31.6	16.6
Net current-period other comprehensive income (loss)	(158.1)	(7.8)	-	(276.7)	(442.6)
Balance as of December 31, 2014	$71.0	$(2.1)	$-	$(883.3)	$(814.4)

Other comprehensive income before reclassifications	(130.9)	2.8	2.6	108.3	(17.2)
Amounts reclassified from AOCI3	-	-	-	54.4	54.4
Net current-period other comprehensive income (loss)	(130.9)	2.8	2.6	162.7	37.2
Balance as of December 31, 2015	$(59.9)	$0.7	$2.6	$(720.6)	$(777.2)

1 Net of tax effect of $(1.5), $(0.0), and $(2.1) for the years ended December 31, 2015, 2014, and 2013, respectively.  Tax effects of gains and losses arising during the period and reclassifications for gains included in income are included in the table below.
2 Net of tax effect of $(81.4), $141.9, and $(130.1) for the years ended December 31, 2015, 2014, and 2013, respectively.  Tax effects of gains and losses arising during the period and amortization in net income are included in the table below.
3 The unamortized pension losses and prior service costs are included in the computation of net periodic pension cost (see Note 16 for additional details).

A summary of the tax effects of gains and losses arising during the period and reclassification of gains included in income for the years ended December 2015, 2014, and 2013 included the following components:

	Years Ended December 31,
	2015	2014	2013
Net gain (loss) on cash flow hedges:
Gain (loss) arising during the period	$(1.5)	$-	$(0.1)
Less: reclassification for gain included in income	-	-	(2.0)
Net unrealized gain (loss) on cash flow hedges	(1.5)	-	(2.1)

Defined benefit plan adjustments:
Net gain (loss) arising during the period	(52.1)	159.4	(99.6)
Less: amortization of pension adjustments in net income	(29.3)	(17.5)	(28.4)
Defined benefit plans, net	(81.4)	141.9	(128.0)

Total tax (expense) benefit	$(82.9)	$141.9	$(130.1)

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the “Facilities”) over a 16-year period, commencing at the Effective Date.  Under the Plan, the Company is not required to remit additional funds to the Settlement Facility unless and until necessary to preserve liquidity.  The amount of funds paid by or on behalf of the Company is subject to annual and aggregate funding limits.  Insurance recoveries are paid directly to the Settlement Facility by the Company or by the Company’s insurers on behalf of the Company.  For the years ended December 31, 2015, 2014, and 2013 the Company recognized gains of $6.9, $0.4, and $24.2 in “Other nonoperating income (expense), net” in the consolidated statements of income in connection with insurance settlements.  As of December 31, 2015, the Company and its insurers have made life-to-date payments of $1,760.1 to the Settlement Facility and the Settlement Facility reported an unexpended balance of $176.2.  The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds, and/or prospective borrowings.

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

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Overall, the Settlement Facility has reported that claim filing rates and aggregate claim payouts have declined in recent years compared to the levels experienced near plan inception. Under the Plan, the Settlement Facility administers various levels of benefits to multiple classes of claimants based on claimant eligibility and the claimant’s ability to demonstrate certain medical or other qualifying criteria.  Since Plan inception, filing deadlines for certain categories of benefits have expired and benefit payments to certain groups of claimants have been fully or substantially distributed.  The Domestic Breast Implant Personal Injury class (“Class 5”) represents the largest group of claimants in the Settlement Facility with the highest aggregate eligible benefit values.  Through December 31, 2015, the Settlement Facility reported that approximately $1.2 billion in funds had been distributed to Class 5 claimants.  Filing deadlines for all settlement benefits in this group, other than “Disease” benefits, have expired.  Class 5 claimants remain eligible to file claims under the “Disease” benefit category through June 1, 2019.  Through December 31, 2015, the Settlement Facility reported that approximately 59,000 claimant “Disease” filings have been resolved, representing approximately $600.0 of the $1.2 billion distributed to this group.  Based on the information reported by the Settlement Facility, approximately 61,000 Class 5 claimants remain potentially eligible to file “Disease” claims as of December 31, 2015.  This group represents the most significant remaining source of liability exposure as qualifying claimants are eligible for payments ranging from $2 thousand to $250 thousand dollars per claim.  While management anticipates a rise in claim filings as the 2019 filing deadline approaches, as is typical for mass tort settlement programs, future filing behaviors and the level of future funding requirements for this group over the remaining duration of the plan are uncertain.

Since the Effective Date, approximately 740 opt-out lawsuits have been brought against the Litigation Facility.  As of December 31, 2015, the Settlement Facility reported that approximately $36.2 has been expended by the Litigation Facility and 14 claims remain unresolved.

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

Primarily as a result of the court’s authorization to disburse a portion of Second Priority payments and management’s assessment of information contained in the RSP Final Report, management determined sufficient information existed to revise its estimate of the implant liability during the fourth quarter of 2014.  The court’s concurrence with the motion of the court-appointed Finance Committee and the actual disbursement of early Second Priority payments provided stronger indication that these parties do not expect the maximum level of funding to be required in order to satisfy future obligations under the Plan.  Further, management concluded that claim information from the RSP Final Report would provide a reasonable basis to estimate future claim filing levels for the comparable periods remaining in the Settlement Facility.  This conclusion was based on an analysis that compared the design of both plans, as well as a comparison of actual claim filing experience observed through the first 10 years of each plan.  Management had determined that through 2014, adequate time has passed and sufficient actual claim experience had been accumulated in order to make a reasonable judgment on the comparability of claim experience between the RSP and the Settlement Facility.  Management, with the assistance of a third-party advisor, developed an estimate of the future Settlement Facility liability, primarily based on the assumption that future claim filings in the Settlement Facility will be similar to claim filing trends observed in the comparable periods of the RSP.  This assessment resulted in an estimated liability of $363.6.  Accordingly, as of December 31, 2014, management reduced the recorded liability to this amount and reflected the $1,299.8 reduction in “Implant liability adjustments” in the consolidated statements of income.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

In 2015, the Debtors Representatives of the Company and the Claimants Advisory Committee jointly developed and submitted a proposed consent order that would allow processing and payment activities to commence for a sub-class of claimants that was previously dormant.  As a result of the terms of the joint consent order, which was approved by the Court on December 3, 2015, management reduced the estimated liability by $65.3 and reflected the reduction in “Implant liability adjustments” in the consolidated statements of income.  The estimated liability was also reduced in 2015 due to application of insurance proceeds received in the amount of $6.9.  The estimated liability was $291.4 as of December 31, 2015.

Management is not aware of circumstances that would change the factors used in adjustments described above and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including:

•	Future claim filing levels in the Settlement Facility will be similar to the RSP;
•	Future acceptance rates, disease mix, and payment values will be materially consistent with historical experience;
•	No material negative outcomes in future controversies or disputes over Plan interpretation will occur; and
•	The Plan will not be modified.

If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated.  If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,765.0 as of December 31, 2015.

Insurance Allocation Agreement between the Company and Dow Chemical

A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the “Shared Insurance Assets”).  In order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims, the Company and Dow Chemical entered into an insurance allocation agreement.  Under this agreement, 25% of certain of the Shared Insurance Assets were paid by the Company to Dow Chemical subsequent to the Effective Date.  The maximum amount payable under the agreement was $285.0.  As of December 31, 2015, the maximum amount had been paid to Dow Chemical.

In accordance with the agreement, a portion of any such amounts paid to Dow Chemical, to the extent not offset by certain qualifying product liability claims paid by Dow Chemical, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date.  As of December 31, 2015, Dow Chemical had given notice to the Company that it has thus far incurred $176.0 of potentially qualifying claims.

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

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

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

As of December 31, 2015, the Company has paid approximately $1.5 billion to the Commercial Creditors, representing principal and the Undisputed Portion.  As of December 31, 2015, the Company has estimated its liability payable to the Commercial Creditors to be within a range of $103.8 to $340.5.  However, no single amount within the range appears to be a better estimate than any other amount within the range.  Therefore, the Company has recorded the minimum liability within the range.  As of December 31, 2015 and December 31, 2014, the amount of interest included in “Accrued interest” in the consolidated balance sheets related to the Company’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $102.3 and $97.4, respectively.  The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

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

Environmental Matters

The Company was previously advised by the U.S. Environmental Protection Agency (“EPA”) or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party (“PRP”) with respect to a portion of the cleanup costs and other related matters involving a number of waste disposal sites.  Management believes that there are 26 sites at which the Company may have some liability, although management expects to settle the Company’s liability for 11 of these sites for amounts that are not material.

Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP’s at those sites at which management believes the Company may have more than a de minimis liability is $40.8.  Management cannot estimate the aggregate liability for all PRP’s at all of the sites at which management expects the Company has a de minimis liability.  The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company’s costs can be reasonably estimated.  The amount accrued for environmental matters was $7.0 and $4.1 as of December 31, 2015 and 2014, respectively.

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

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

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

In the second quarter of 2015, the Company reached an agreement to settle an intellectual property dispute.  Resolution of the dispute resulted in a net gain of $28.6 million in “Other nonoperating income (expense), net” in the consolidated statements of income.

Leases

The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance, and taxes.  For the years ended December 31, 2015, 2014, and 2013 lease expense was $46.4, $52.9, and $51.4, respectively.  The minimum future lease payments required under noncancellable operating leases as of December 31, 2015 in the aggregate are $214.6, including the following amounts due in each of the next five years: 2016 - $39.3, 2017 - $30.0, 2018 - $21.7, 2019 - $19.4, and 2020 - $16.9.

NOTE 19 – CHANGES IN OWNERSHIP OF CONSOLIDATED SUBSIDIARIES

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

NOTE 20 – RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning, and their affiliates.  The following tables summarize related party transactions and balances with the Company’s shareholders:

	Years Ended December 31,
	2015	2014	2013
Sales to Dow Chemical	$21.5	$19.3	$17.0
Sales to Corning	15.1	15.4	18.9
Purchases from Dow Chemical	45.9	52.4	69.3

	December 31,
	2015	2014
Accounts receivable from Dow Chemical	$1.7	$2.1
Accounts receivable from Corning	0.6	1.0
Accounts payable to Dow Chemical	2.9	3.9

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Amounts shown as payable to Dow Chemical exclude balances owed under the insurance allocation agreement disclosed in Note 18.  In addition, the Company has transactions in the normal course of business with nonconsolidated affiliates and noncontrolling shareholders.  The following tables summarize related party transactions and balances with nonconsolidated affiliates and noncontrolling shareholders:

	Years Ended December 31,
	2015	2014	2013
Sales to nonconsolidated affiliates and noncontrolling shareholders	$472.4	$461.1	$528.6
Purchases from nonconsolidated affiliates and noncontrolling shareholders	378.1	357.0	337.6

	December 31,
	2015	2014
Accounts receivable from nonconsolidated affiliates and noncontrolling shareholders	$54.8	$91.6
Accounts payable to nonconsolidated affiliates and noncontrolling shareholders	38.4	24.6

In addition, the Company loans excess funds to Toray Industries, Inc., which is the noncontrolling shareholder of one of the Company’s non-wholly owned consolidated subsidiaries.  The loans were fully repaid as of December 31, 2015 and the amount of loans receivable as of December 31, 2014 was $34.6.  The balance was included in “Notes and other receivables” in the consolidated balance sheets.

In November 2012, a majority owned subsidiary received a loan from the noncontrolling shareholder, Wacker Chemie AG.  The loan bears interest at 4.5% and is due in November 2021.  In December 2012, the majority owned subsidiary received an additional loan from Wacker Chemie AG, which also bears interest at 4.5% and is due in November 2020.  The outstanding balance of these loans was 705.0 and 705.0 Renminbi ($108.6 and $115.2 U.S. dollars, respectively) as of December 31, 2015 and 2014, respectively.  The loan balances are included in “Other noncurrent liabilities” in the consolidated balance sheets.

© 2016 Corning Incorporated. All Rights Reserved.

DowCorningIndex

Samsung Corning Precision
Materials Co., Ltd.

Consolidated Financial Statements

As of December 31, 2013 and 2012
and for the years ended
December 31, 2013, 2012 and 2011

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

Samsung Corning Precision Materials Co., Ltd.
Index
December 31, 2013 and 2012
and for the years ended December 31, 2013, 2012 and 2011

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

/s/ Samil PricewaterhouseCoopers
Seoul, Korea
February 8, 2014

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

As of December 31, 2013, the issued and outstanding number of common shares of the Company is 17,617,462, of which are owned 50% by Corning Hungary Data Services Limited Liability Company, 7.4% by Corning Luxembourg S. àr.l., which are subsidiaries of Corning and 42.6% by Samsung Display, a subsidiary of Samsung Electronics Co., Ltd.

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

As specified in the Framework Agreement by and among Samsung Display, Corning, solely for the purposes of Sections 1.5, 6.1 and 11 thereof, Corning Hungary Data Services Limited Liability Company, Corning Holding Japan, G.K., and Corning Luxembourg S. àr.l., dated October 22, 2013 (“Framework Agreement”) to which SCP and Samsung Corning Advanced Glass LLC. (“SCG”) became parties pursuant to the SCP Joinder Agreement and the SCG Joinder Agreement, respectively.

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex

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

On October 22, 2013, Corning announced that it has signed a series of strategic and financial agreements with Samsung Display, to strengthening the product and technology collaborations between the two companies.  On January 15, 2014, the deal transactions closed and resulted in:

•	On January 15, 2014, the Company entered into a 15 year $1,902,359 thousand borrowing from Corning Luxembourg S. àr.l. and the interest rate is 8.0% per annum.

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

© 2016 Corning Incorporated. All Rights Reserved.

SamsungIndex