Form 10-Q
period 2016-03-31
CORNING INC /NY
filed 2016-04-29
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 15, 2016
Corning’s Common Stock, $0.50 par value per share	1,075,348,536 shares

© 2016 Corning Incorporated. All Rights Reserved.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2016	2015

Net sales	$2,047	$2,265
Cost of sales	1,283	1,336

Gross margin	764	929

Operating expenses:
Selling, general and administrative expenses	303	316
Research, development and engineering expenses	190	189
Amortization of purchased intangibles	14	12
Restructuring, impairment and other charges	80

Operating income	177	412

Equity in earnings of affiliated companies	59	94
Interest income	6	5
Interest expense	(41)	(30)
Foreign currency hedge (loss) gain, net	(894)	42
Other income (expense), net	21	(30)

(Loss) income before income taxes	(672)	493
Benefit (provision) for income taxes (Note 5)	304	(86)

Net (loss) income attributable to Corning Incorporated	$(368)	$407

(Loss) earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$(0.36)	$0.30
Diluted (Note 6)	$(0.36)	$0.29

Dividends declared per common share (1)	$0.135	$0.00

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended March 31,

	2016	2015

Net (loss) income attributable to Corning Incorporated	$(368)	$407

Foreign currency translation adjustments and other	428	(256)
Net unrealized (losses) gains on investments	(2)	1
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans		1
Net unrealized (losses) gains on designated hedges	(19)	5
Other comprehensive income (loss), net of tax	407	(249)

Comprehensive income attributable to Corning Incorporated	$39	$158

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$3,540	$4,500
Short-term investments, at fair value		100
Trade accounts receivable, net of doubtful accounts and allowances - $46 and $48	1,388	1,372
Inventories, net of inventory reserves - $156 and $146 (Note 8)	1,453	1,385
Other current assets	797	912
Total current assets	7,178	8,269

Investments (Note 9)	2,072	1,975
Property, plant and equipment, net of accumulated depreciation - $9,632 and $9,188	12,823	12,648
Goodwill, net (Note 10)	1,399	1,380
Other intangible assets, net (Note 10)	703	706
Deferred income taxes (Note 5)	2,428	2,056
Other assets	1,342	1,493

Total Assets	$27,945	$28,527

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 4)	$527	$572
Accounts payable	836	934
Other accrued liabilities (Note 3 and Note 12)	1,201	1,308
Total current liabilities	2,564	2,814

Long-term debt (Note 4)	3,910	3,890
Postretirement benefits other than pensions (Note 11)	717	718
Other liabilities (Note 3 and Note 12)	2,767	2,242
Total liabilities	9,958	9,664

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 15):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,682 million and 1,681 million	841	840
Additional paid-in capital – common stock	13,638	13,352
Retained earnings	13,290	13,832
Treasury stock, at cost; Shares held: 607 million and 551 million	(10,747)	(9,725)
Accumulated other comprehensive loss	(1,404)	(1,811)
Total Corning Incorporated shareholders’ equity	17,918	18,788
Noncontrolling interests	69	75
Total equity	17,987	18,863

Total Liabilities and Equity	$27,945	$28,527

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(368)	$407
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	281	279
Amortization of purchased intangibles	14	12
Restructuring, impairment and other charges	80
Stock compensation charges	9	10
Equity in earnings of affiliated companies	(59)	(94)
Dividends received from affiliated companies		48
Deferred tax benefit	(345)	(5)
Restructuring payments	(3)	(13)
Employee benefit payments less than (in excess of) expense	7	(6)
Losses (gains) on foreign currency hedges related to translated earnings	857	(29)
Unrealized translation (gains) losses on transactions	(123)	298
Changes in certain working capital items:
Trade accounts receivable	21	35
Inventories	(42)	(1)
Other current assets	(76)	(13)
Accounts payable and other current liabilities	(293)	(314)
Other, net	(43)	(13)
Net cash (used in) provided by operating activities	(83)	601

Cash Flows from Investing Activities:
Capital expenditures	(270)	(333)
Acquisitions of business, net of cash received		(531)
Proceeds from loan repayments from unconsolidated entities		4
Short-term investments – acquisitions	(20)	(284)
Short-term investments – liquidations	121	282
Realized gains on foreign currency hedges related to translated earnings	93	149
Net cash used in investing activities	(76)	(713)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(64)
Proceeds from issuance of commercial paper	19
Principal payments under capital lease obligations	(1)
Payments from settlement of interest rate swap arrangements		(9)
Proceeds from the exercise of stock options	9	89
Repurchases of common stock for treasury	(703)	(477)
Dividends paid	(173)	(177)
Net cash used in financing activities	(913)	(574)
Effect of exchange rates on cash	112	(319)
Net decrease in cash and cash equivalents	(960)	(1,005)
Cash and cash equivalents at beginning of period	4,500	5,309

Cash and cash equivalents at end of period	$3,540	$4,304

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.  We are currently assessing the adoption date and the potential impact of adopting ASU 2016-02 on our financial statements and related disclosures.

© 2016 Corning Incorporated. All Rights Reserved.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  We are currently assessing the adoption date and the potential impact of adopting ASU 2016-09 on our financial statements and related disclosures.

2.      Restructuring, Impairment and Other Charges

2016 Activity

In the first quarter of 2016, we recorded charges of $80 million, pre-tax, for employee related costs, asset disposals, and exit costs associated with some minor restructuring activities in all of the segments, with total cash expenditures estimated to be $15 million.

The following table summarizes the restructuring, impairment and other charges for the three months ended March 31, 2016 (in millions):
	Reserve at January 1, 2016	Net Charges/ Reversals	Non-cash adjustments	Cash payments	Reserve at March 31, 2016
Restructuring:
Employee related costs	$3	$15	$(1)	$(2)	$15
Other charges		1		(1)
Total restructuring activity	$3	$16	$(1)	$(3)	$15

Disposal of long-lived assets		$64

Total restructuring, impairment and other charges		$80

Cash payments for employee-related and exit activity related to the 2016 restructuring activities are expected to be substantially completed in 2016.

The year-to-date cost of these plans for each of our reportable segments was as follows (in millions):
Operating segment	Employee- related and other charges
Display Technologies	$4
Optical Communications	6
Environmental Technologies	5
Specialty Materials	12
Life Sciences	3
All Other	42
Corporate	8
Total restructuring, impairment and other charges	$80

© 2016 Corning Incorporated. All Rights Reserved.

3.      Commitments, Contingencies and Guarantees

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

PCC Plan of Reorganization

Corning, with other relevant parties, has been involved in ongoing efforts to develop a Plan of Reorganization that would resolve the concerns and objections of the relevant courts and parties.  On November 12, 2013, the Bankruptcy Court issued a decision finally confirming an Amended PCC Plan of Reorganization (the “Amended PCC Plan” or the “Plan”).  On September 30, 2014, the United States District Court for the Western District of Pennsylvania (the “District Court”) affirmed the Bankruptcy Court’s decision confirming the Amended PCC Plan.  On October 30, 2014, one of the objectors to the Plan appealed the District Court’s affirmation of the Plan to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”).  On January 6, 2016, all pending appeals of the Plan were withdrawn and the Plan became effective on April 27, 2016.

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

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, Corning is also the defendant in approximately 9,700 other cases (approximately 37,300 claims) alleging injuries from asbestos related to its Corhart business and similar amounts of monetary damages per case (the “non-PCC asbestos claims”).  When PCC filed for bankruptcy protection, the Court granted a preliminary injunction to suspend all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos claims (the “Stay”).  The Stay remains in place as of the date of this filing; however, given that the Amended PCC Plan is now affirmed by the District Court and the Third Circuit Court of Appeals, Corning anticipates the Stay will be lifted in the second half of 2016.  These non-PCC asbestos claims have been covered by insurance without material impact to Corning to date.  As of March 31, 2016, Corning had received for these claims approximately $19 million in insurance payments.  When the Stay is lifted, these non-PCC asbestos claims will be allowed to proceed against Corning.  In prior periods, Corning recorded in its estimated asbestos litigation liability an additional $150 million for these and any future non-PCC asbestos claims.

© 2016 Corning Incorporated. All Rights Reserved.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $677 million at March 31, 2016, compared with an estimate of liability of $678 million at December 31, 2015.  The $677 million liability is comprised of $237 million of the fair value of PCE, $290 million for the fixed series of payments, and $150 million for the non-PCC asbestos claims, all referenced in the preceding paragraphs.  With respect to the PCE liability, at March 31, 2016 and December 31, 2015, the fair value of $237 million and $238 million of our interest in PCE significantly exceeded its carrying value of $159 million and $154 million, respectively.  There have been no impairment indicators for our investment in PCE and we continue to recognize equity earnings of this affiliate.  At the time Corning recorded this liability, it determined it lacked the ability to recover the carrying amount of its investment in PCC and its investment was other than temporarily impaired.  As a result, we reduced our investment in PCC to zero.  As the fair value in PCE is significantly higher than book value, management believes that the risk of an additional loss in an amount materially higher than the fair value of the liability is remote.  With respect to the liability for other asbestos litigation, the liability for non-PCC asbestos claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the Stay issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any additional losses at this time.  At March 31, 2016, $440 million of the obligation, consisting of the $290 million for the fixed series of payments and $150 million for the non-PCC asbestos claims, is classified as a non-current liability, as installment payments for the cash portion of the obligation are not planned to commence until more than 12 months after the Amended PCC Plan becomes effective.  The amount of the obligation related to the fair value of PCE, $237 million, is classified as a current liability as the contribution of the assets is expected to be made within the next twelve months.

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

As of March 31, 2016 and December 31, 2015, contingent guarantees had a total notional value of $179 million and $184 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $249 million and $220 million, at March 31, 2016 and December 31, 2015, respectively.

Product warranty liability accruals at March 31, 2016 and December 31, 2015 are insignificant.

© 2016 Corning Incorporated. All Rights Reserved.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2016 and December 31, 2015, Corning had accrued approximately $36 million (undiscounted) and $37 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At March 31, 2016 and December 31, 2015, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $4.2 billion at March 31, 2016 and $4.1 billion at December 31, 2015, compared to recorded book values of $3.9 billion at March 31, 2016 and December 31, 2015.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

At March 31, 2016, Corning had $500 million in outstanding commercial paper as part of the Company’s commercial paper program established in the second quarter of 2013.  The estimated fair value of this commercial paper approximates its carrying value due to the short-term maturities.

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2016	2015

Benefit (provision) for income taxes	$304	$(86)
Effective (benefit) tax rate	(45.2)%	17.4%

For the three months ended March 31, 2016, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financial statements, net of tax.

© 2016 Corning Incorporated. All Rights Reserved.

For the three months ended March 31, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financial statements, net of tax.

These benefits were partially offset by a discrete tax charge of $11 million to restate deferred tax assets due to a law change enacted in Japan.

Corning’s subsidiary in Taiwan is operating under tax holiday arrangements.  The benefit of the arrangement phases out through 2018.  The impact of the tax holiday on our effective tax rate is a reduction in the rate of .03 percentage points for the three months ended March 31, 2016 and March 31, 2015.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of an immaterial amount of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  Significant one time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, stock repurchases, shareholder dividends, changes in tax laws, derivative contract settlements or the development of tax planning ideas that allow us to repatriate earnings at minimal or no tax cost, and/or a change in our circumstances or economic conditions that negatively impact our ability to borrow or otherwise fund U.S. needs from existing U.S. sources.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

© 2016 Corning Incorporated. All Rights Reserved.

6.      (Loss) Earnings per Common Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in millions, except per share amounts):
	Three months ended March 31,
	2016	2015
Net (loss) income attributable to Corning Incorporated	$(368)	$407
Less: Series A convertible preferred stock dividend	(24)	(24)
Net (loss) income available to common stockholders - basic	(392)	383
Add: Series A convertible preferred stock dividend		24
Net (loss) income available to common stockholders - diluted	$(392)	$407

Weighted-average common shares outstanding - basic	1,103	1,266
Effect of dilutive securities:
Stock options and other dilutive securities		13
Series A convertible preferred stock		115
Weighted-average common shares outstanding - diluted	1,103	1,394
Basic (loss) earnings per common share	$(0.36)	$0.30
Diluted (loss) earnings per common share	$(0.36)	$0.29

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock	115
Employee stock options and awards	47	14
Total	162	14

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Bonds, notes and other securities:
U.S. government and agencies	$0	$100	$0	$100
Total short-term investments	$0	$100	$0	$100
Asset-backed securities (1)	$37	$37	$32	$33
Total long-term investments	$37	$37	$32	$33

(1)	Due after 10 years and are being reported at their final maturity dates.

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

For the three months ended March 31, 2016 and 2015, proceeds from sales and maturities of short-term investments totaled approximately $120 million and $300 million, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

8.      Inventories, net of inventory reserves

Inventories, net of inventory reserves comprise the following (in millions):
	March 31, 2016	December 31, 2015
Finished goods	$630	$633
Work in process	281	264
Raw materials and accessories	247	200
Supplies and packing materials	295	288
Total inventories, net of inventory reserves	$1,453	$1,385

9.      Investments

Dow Corning Corporation (“Dow Corning”)

Dow Corning is a U.S.-based manufacturer of silicone products.  Dow Corning’s results of operations follow (in millions):
	Three months ended March 31,
	2016	2015
Statement of Operations:
Net sales	$1,316	$1,364
Gross profit (1)	$350	$358
Net income attributable to Dow Corning	$112	$185
Corning’s equity in earnings of Dow Corning	$56	$92

(1)	Gross profit for the three months ended March 31, 2016 includes research and development costs of $57 million (2015: $62 million).

Dow Corning’s net income in the first quarter of 2015 includes pre-tax gains on settlements of long-term sales agreements in the amount of $178 million.

10.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended March 31, 2016 and December 31, 2015 is as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	All Other	Total

Balance at December 31, 2015	$439	$128	$150	$562	$101	$1,380
Foreign currency translation adjustment	6	2		8	3	19
Balance at March 31, 2016	$445	$130	$150	$570	$104	$1,399

Corning’s gross goodwill balances for the periods ended March 31, 2016 and December 31, 2015 each were $7.9 billion.  Accumulated impairment losses were $6.5 billion for the periods ended March 31, 2016 and December 31, 2015, and were generated primarily through goodwill impairments related to the Optical Communications segment.

© 2016 Corning Incorporated. All Rights Reserved.

Other intangible assets are as follows (in millions):
	March 31, 2016			December 31, 2015
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$356	$167	$189	$350	$162	$188
Customer lists and other	629	115	514	621	103	518
Total	$985	$282	$703	$971	$265	$706

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets decreased during the first three months of 2016, primarily due to amortization of $14 million partially offset by foreign currency translation adjustments of $10 million and acquisitions of $1 million.

Amortization expense related to these intangible assets is estimated to be $61 million annually from 2016 to 2018, $60 million for 2019, and $55 million annually from 2020 to 2021.

11.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

Service cost	$22	$23	$2	$3
Interest cost	31	36	7	8
Expected return on plan assets	(42)	(45)
Amortization of net loss				1
Amortization of prior service cost (credit)	1	2	(1)	(1)
Recognition of actuarial loss	7
Total pension and postretirement benefit expense	$19	$16	$8	$11

© 2016 Corning Incorporated. All Rights Reserved.

12.      Other Liabilities

Other liabilities follow (in millions):
	March 31, 2016	December 31, 2015
Current liabilities:
Wages and employee benefits	$341	$491
Income taxes	57	53
Asbestos litigation	238	238
Derivative instruments	112	55
Other current liabilities	453	471
Other accrued liabilities	$1,201	$1,308

Non-current liabilities:
Asbestos litigation	$440	$440
Derivative instruments	612	88
Defined benefit pension plan liabilities	697	672
Other non-current liabilities	1,018	1,042
Other liabilities	$2,767	$2,242

Asbestos Litigation

Corning and PPG each own 50% of the capital stock of PCC.  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Refer to Note 3 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information on the asbestos litigation.

13.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for the foreign currency hedges related to translated earnings of $20.8 billion at March 31, 2016 (at December 31, 2015: $12.0 billion), including zero-cost collars of $4.6 billion (at December 31, 2015: $5.6 billion) and average rate forwards of $16.2 billion (at December 31, 2015: $6.4 billion).  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, either the put or the call option can be exercised at maturity.  As of March 31, 2016, the total net notional value of the zero-cost collars was $2.4 billion (at December 31, 2015: $2.9 billion).

© 2016 Corning Incorporated. All Rights Reserved.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2016 and December 31, 2015 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	March 31, 2016	December 31, 2015		March 31, 2016	December 31, 2015		March 31, 2016	December 31, 2015

Derivatives designated as hedging instruments

Foreign exchange contracts	$ 684	$ 782	Other current assets		$ 5	Other accrued liabilities	$ (26)	$ (10)
			Other assets		1	Other liabilities	(25)	(23)

Interest rate contracts	550	550	Other assets	$ 7		Other liabilities		(4)

Derivatives not designated as hedging instruments

Foreign exchange contracts	1,063	1,095	Other current assets	6	6	Other accrued liabilities	(34)	(12)
						Other liabilities	(1)

Translated earnings contracts	20,791	11,972	Other current assets	330	511	Other accrued liabilities	(52)	(33)
			Other assets	249	472	Other liabilities	(586)	(61)

Total derivatives	$23,088	$14,399		$592	$995		$(724)	$(143)

The following tables summarize the effect of designated derivative financial instruments on Corning’s consolidated financial statements for the three months ended March 31, 2016 and 2015 (in millions):
	Effect of designated derivative instruments on the consolidated financial statements for the quarter ended March 31
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified fromaccumulated OCI into income (effective) (1)
	2016	2015		2016	2015

Interest rate hedges		$(13)	Sales	$1	$5
			Cost of sales	(5)	2
Foreign exchange contracts	$(24)	27

Total cash flow hedges	$(24)	$14		$(4)	$7

(1)	The amount of hedge ineffectiveness at March 31, 2016 and 2015 was insignificant.

© 2016 Corning Incorporated. All Rights Reserved.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
		Gain (loss) recognized in income
		Three months ended March 31,
Undesignated derivatives	Location	2016	2015

Foreign exchange contracts – balance sheet	Foreign currency hedge (loss) gain, net	$(15)	$11
Foreign exchange contracts – loans	Foreign currency hedge (loss) gain, net	(22)	2
Foreign currency hedges related to translated earnings	Foreign currency hedge (loss) gain, net	(857)	29

Total undesignated		$(894)	$42

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Other current assets (1)	$336		$336
Non-current assets:
Other assets (1)(2)	$540		$288	$252

Current liabilities:
Other accrued liabilities (1)	$112		$112
Non-current liabilities:
Other liabilities (1)(3)	$620		$612	$8

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

(3)	Other liabilities include Level 3 contingent consideration payables which are measured by applying an option pricing model using projected future revenues.

© 2016 Corning Incorporated. All Rights Reserved.

		Fair value measurements at reporting date using
	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$100	$100
Other current assets (1)	$522		$522
Non-current assets:
Other assets (1)(2)	$752		$506	$246

Current liabilities:
Other accrued liabilities (1)	$55		$55
Non-current liabilities:
Other liabilities (1)(3)	$98		$88	$10

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
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

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of March 31, 2016 and December 31, 2015, the fair value of the potential receipt of the contingent consideration in 2018 was $252 million and $246 million, respectively.

As a result of the acquisitions of iBwave Solutions Inc. and the fiber-optics business of Samsung Electronics Co., Ltd., the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  As of March 31, 2016, the fair value of the contingent consideration payable is $8 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the quarter ended March 31, 2016.

15.      Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 2,300 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of March 31, 2016, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

© 2016 Corning Incorporated. All Rights Reserved.

Share Repurchases

On July 15, 2015, Corning’s Board of Directors approved a $2 billion share repurchase program (the “July 2015 Repurchase Program”) and on October 26, 2015 the Board of Directors authorized an additional $4 billion share repurchase program (together with the July 2015 Repurchase Program, the “2015 Repurchase Program”).  The 2015 Repurchase Program permits Corning to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, advance repurchase agreements and/or other arrangements.

On October 28, 2015, Corning entered into an accelerated share repurchase agreement (“ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $1.25 billion of Corning’s common stock (the “2015 ASR agreement”).  The 2015 ASR agreement was executed under the July 2015 Repurchase Program.  On January 19, 2016, the 2015 ASR agreement was completed and Corning received an additional 15.9 million shares on January 22, 2016 to settle the 2015 ASR agreement.

In addition to the shares repurchased through the 2015 ASR agreement, during the three months ended March 31, 2016, we repurchased 39.8 million shares of common stock for $751 million as part of the 2015 Repurchase Program.

Accumulated Other Comprehensive Income

In the first three months of 2016 and 2015, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation component.

A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):
	Three months ended March 31,
	2016	2015
Beginning balance	$(1,171)	$(581)
Other comprehensive income (loss)	385	(174)
Equity method affiliates	43	(82)
Net current-period other comprehensive income (loss)	428	(256)
Ending balance	$(743)	$(837)

There were no material tax effects related to foreign currency translation gains and losses.

16.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $9 million and $10 million for the three months ended March 31, 2016 and 2015, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

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

© 2016 Corning Incorporated. All Rights Reserved.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the three months ended March 31, 2016:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2015	42,738	$19.40
Granted	511	20.89
Exercised	(820)	12.25
Forfeited and Expired	(1,643)	23.15
Options Outstanding as of March 31, 2016	40,786	19.41	3.89	$125,625
Options Expected to Vest as of March 31, 2016	40,746	19.41	3.89	125,611
Options Exercisable as of March 31, 2016	34,393	19.58	3.12	109,058

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2016, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of March 31, 2016, there was approximately $7 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to stock options was approximately $3 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.

Proceeds received from the exercise of stock options were $9 million and $89 million for the three months ended March 31, 2016 and 2015, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the three months ended March 31, 2016 and 2015 was approximately $6 million and $40 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the three months ended March 31, 2016 and 2015, respectively.  Refer to Note 5 (Income Taxes) to the consolidated financial statements.

The following inputs were used for the valuation of option grants under our stock option plans:
	Three months ended March 31,
	2016	2015
Expected volatility	43.1%	44.9%
Weighted-average volatility	43.1%	44.9%
Expected dividends	2.94%	1.92%
Risk-free rate	1.5%	1.9%
Average risk-free rate	1.5%	1.9%
Expected term (in years)	7.4	7.2
Pre-vesting departure rate	0.6%	0.6%

© 2016 Corning Incorporated. All Rights Reserved.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2015, and changes which occurred during the three months ended March 31, 2016:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2015	5,242	$17.91
Granted	1,162	20.59
Vested	(402)	15.95
Forfeited	(29)	20.73
Non-vested shares and share units at March 31, 2016	5,973	$18.55

As of March 31, 2016, there was approximately $44 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $6 million for each of the three month periods ended March 31, 2016 and March 31, 2015.

© 2016 Corning Incorporated. All Rights Reserved.

17.      Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates primarily for flat panel liquid crystal displays.
•	Optical Communications – manufactures carrier and enterprise network components for the telecommunications industry.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel emission control applications.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents enabling workflow solutions for scientific applications.

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

© 2016 Corning Incorporated. All Rights Reserved.

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended March 31, 2016
Net sales	$705	$609	$264	$227	$204	$38	$2,047
Depreciation (1)	$151	$41	$32	$28	$15	$11	$278
Amortization of purchased intangibles		$7			$5	$2	$14
Research, development and engineering expenses (2)	$18	$37	$25	$31	$6	$47	$164
Restructuring, impairment and other charges	$4	$6	$5	$12	$3	$42	$72
Equity in earnings of affiliated companies						$3	$3
Income tax (provision) benefit	$(93)	$(11)	$(16)	$(12)	$(6)	$43	$(95)
Net income (loss) (3)	$209	$17	$34	$26	$12	$(85)	$213

Three months ended March 31, 2015
Net sales	$808	$697	$282	$272	$197	$9	$2,265
Depreciation (1)	$156	$38	$29	$26	$15	$9	$273
Amortization of purchased intangibles		$6			$5		$11
Research, development and engineering expenses (2)	$24	$33	$23	$31	$5	$45	$161
Restructuring, impairment and other charges		$(1)					$(1)
Equity in earnings of affiliated companies	$(2)					$2
Income tax (provision) benefit	$(132)	$(29)	$(23)	$(21)	$(8)	$23	$(190)
Net income (loss) (3)	$294	$57	$48	$38	$16	$(48)	$405

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.  Expenses that are not allocated to the segments are included in the reconciliation of reportable net segment net income to consolidated net income below.

© 2016 Corning Incorporated. All Rights Reserved.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended March 31,
	2016	2015
Net income of reportable segments	$298	$453
Net loss of All Other	(85)	(48)
Unallocated amounts:
Net financing costs (1)	(29)	(24)
Stock-based compensation expense	(9)	(10)
Exploratory research	(27)	(26)
Corporate contributions	(7)	(12)
Equity in earnings of affiliated companies, net of impairments (2)	56	94
Unrealized loss on foreign currency hedges related to translated earnings	(950)	(120)
Income tax benefit	401	102
Other corporate items	(16)	(2)
Net (loss) income	$(368)	$407

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.
(2)	Primarily represents the equity earnings of Dow Corning.

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2015 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2015 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 31, 2016.

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

Our financial strength also allows us to increase our return to shareholders.  Through 2019, we expect to generate and deploy over $20 billion in cash and invest $10 billion in sustaining and growing our market leadership positions and returning greater than $10 billion to shareholders through share repurchases and dividends.  We are committed to increasing our dividend per common share by at least 10% annually through 2019.

© 2016 Corning Incorporated. All Rights Reserved.

Investing in our Future

Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  In the first quarter of 2016, our spending on research, development and engineering was $190 million, consistent with the first quarter of 2015.  We continue to maintain our innovation strategy focusing on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  We continue to work on new products, including glass substrates for high-performance displays and LCD applications, precision glass for advanced displays, emission control products for cars, trucks and off-road vehicles, products that accelerate drug discovery and manufacturing and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems.  We have also focused our research, development and engineering spending to support the advancement of new product attributes for our Corning® Gorilla® Glass suite of products, including Gorilla Glass in automotive and architectural markets.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic and architectural applications.

Results for the period ending March 31, 2016

Net sales in the three months ended March 31, 2016 were $2,047 million, a decrease of $218 million, or 10%, when compared to the three months ended March 31, 2015.  The most significant decline was in the Display Technologies segment, which was down $103 million, or 13%, driven by a decline in volume in the low single-digits on a percentage basis due to lower panel maker utilization and price declines that were slightly higher than 10%.  Sales declined by $88 million, or 13%, in the Optical Communications segment, driven by production issues related to the implementation of new manufacturing software, which limited our ability to fulfill customer orders.  The decline of $18 million, or 6%, in the Environmental Technologies segment was driven by lower sales of diesel products, partially offset by slightly higher sales of light-duty substrates.  Sales in the Specialty Materials segment declined by $45 million, or 17%, largely due to lower sales of Corning Gorilla Glass products.  An increase in sales of $7 million in our Life Sciences segment slightly offset the declines in the other segments.

For the three months ended March 31, 2016, we had a net loss of $368 million, or $(0.36) per share, compared to net income of $407 million, or $0.29 per share, in the three months ended March 31, 2015.  When compared to last year, the decrease in net income was due to the following items (amounts presented after tax):

•
The increase in unrealized losses from our foreign currency hedges related to translated earnings in the amount of $524 million, driven by the impact of the significant strengthening of the Japanese yen during the first quarter of 2016 on our larger hedge contract portfolio.  In January 2016 we purchased additional yen-denominated hedge contracts that extended our coverage through 2022;

•
A decrease of $85 million, or 29%, in the Display Technologies segment, driven primarily by a decline in volume in the low single-digits on a percentage basis due to lower panel maker utilization, price declines slightly higher than 10% and a decrease of $41 million in net realized gains from our yen and won-denominated currency hedge contracts, offset by the positive impact on operations from the strengthening of the Japanese yen versus the U.S. dollar exchange rate;

•
A decrease of $40 million, or 70%, in the Optical Communications segment, driven primarily by production issues related to the implementation of new manufacturing software, which limited our ability to fulfill customer orders;

•	A decrease of $14 million, or 29%, in the Environmental Technologies segment, driven by lower sales of diesel products;

© 2016 Corning Incorporated. All Rights Reserved.

•	A decrease of $12 million, or 32%, in the Specialty Materials segment, due primarily to lower sales of Corning Gorilla Glass products;
•	An increase in restructuring, impairment and other charges; and
•	A decrease in equity earnings from Dow Corning of $36 million.

The translation impact of fluctuations in foreign currency exchange rates positively affected Corning’s consolidated net (loss) income in the three months ended March 31, 2016 in the amount of $29 million when compared to the same period in 2015, largely due to the strengthening of the Japanese yen.  This impact was more than offset by the decrease in the realized gain from our foreign currency translation hedges related to translated earnings of $34 million.

2016 Corporate Outlook
In 2016, Corning expects its Display Technologies segment to experience continued moderate sequential LCD glass price declines and glass volume growth in the mid-single digit percentage year over year, in line with total glass demand growth.  We anticipate that a rise in global demand for Corning’s carrier and enterprise network products will drive an increase in sales in our Optical Communications segment, and that an increase in Corning Gorilla Glass and advanced optics volume will drive sales growth in the mid-to-high single digit percentage in our Specialty Materials segment.  We expect sales in our Environmental Technologies segment to be down slightly for the year, driven by lower year-over-year demand for heavy-duty diesel products.  And we expect to continue the execution of our strategy and capital allocation framework begun in the fourth quarter of 2015, under which we plan to grow and sustain our leadership position in the markets in which we operate and return more than $10 billion to shareholders through 2019.

© 2016 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights for the first quarter follow (dollars in millions):
	Three months ended March 31,		% change
	2016	2015	16 vs. 15

Net sales	$2,047	$2,265	(10)%

Gross margin	$764	$929	(18)%
(gross margin %)	37%	41%

Selling, general and administrative expenses	$303	$316	(4)%
(as a % of net sales)	15%	14%

Research, development and engineering expenses	$190	$189	1%
(as a % of net sales)	9%	8%

Restructuring, impairment and other charges	$80		*
(as a % of net sales)	4%

Equity in earnings of affiliated companies	$59	$94	(37)%
(as a % of net sales)	3%	4%

Foreign currency hedge (loss) gain, net	$(894)	$42	*
(as a % of net sales)	(44)%	2%

(Loss) income before income taxes	$(672)	$493	(236)%
(as a % of net sales)	(33)%	22%

Benefit (provision) for income taxes	$304	$(86)	(453)%
(as a % of net sales)	15%	(4)%

Net (loss) income attributable to Corning Incorporated	$(368)	$407	(190)%
(as a % of net sales)	(18)%	18%

*	Percent change not meaningful.

Net Sales

The following table presents net sales by reportable segment (in millions):
	Three months ended March 31,		% Change
	2016	2015	16 vs. 15
Display Technologies	$705	$808	(13)%
Optical Communications	609	697	(13)%
Environmental Technologies	264	282	(6)%
Specialty Materials	227	272	(17)%
Life Sciences	204	197	4%
All Other	38	9	322%
Total net sales	$2,047	$2,265	(10)%

© 2016 Corning Incorporated. All Rights Reserved.

For the three months ended March 31, 2016, net sales decreased by $218 million, or 10%, when compared to the same period in 2015.  The primary sales drivers by segment were as follows:

•
A decrease of $103 million, or 13%, in the Display Technologies segment, driven by a decline in volume in the low single-digits due to lower panel maker utilization and price declines slightly higher than 10%, offset somewhat by the strengthening of the Japanese yen in the amount of $40 million;

•
A decrease of $88 million, or 13%, in the Optical Communications segment, driven primarily by production issues related to the implementation of new manufacturing software, which negatively impacted sales by approximately $100 million;

•
A decrease in the Environmental Technologies segment in the amount of $18 million, or 6%, driven by a decline of $21 million in sales of diesel products, offset slightly by an increase of $3 million in sales of light-duty substrates;

•
A decrease of $45 million, or 17%, in the Specialty Materials segment, driven by a decline in Corning Gorilla Glass products due to price declines and lower volume primarily due to the absence of an inventory build in the first quarter of 2015 in anticipation of new product launches; and

•	An increase of $7 million, or 4%, in the Life Sciences segment, driven by volume growth in Europe, North America and China.

In the three months ended March 31, 2016, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen, positively impacted Corning’s consolidated net sales by $24 million when compared to the same period in 2015.

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

Gross Margin
For the three months ended March 31, 2016, gross margin dollars and gross margin as a percentage of net sales declined by $165 million and 4%, respectively, when compared to the same period last year.  Driving the decline were lower sales, an increase in asset write-offs and, in the Optical Communications segment, issues with a manufacturing software implementation which limited our ability to fulfill customer orders.  Improvements in manufacturing performance in the Display Technologies and Specialty Materials segments and the translation impact from fluctuations in the Japanese yen and Korean won partially offset the decline.

Selling, General and Administrative Expenses
For the three months ended March 31, 2016, selling, general and administrative expenses decreased by $13 million, or 4%, when compared to the first quarter of 2015.  The decrease was due to cost reductions in the Display Technologies segment, lower acquisition-related and post-combination expenses, which were higher in the first quarter of 2015 due to the completion of four acquisitions, and an increase in the contingent consideration fair value adjustment gain.  As a percentage of net sales, selling, general and administrative expenses increased by 1% when compared to the first quarter of 2015, primarily due to the 10% decline in net sales in the first quarter of 2016.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

© 2016 Corning Incorporated. All Rights Reserved.

Research, Development and Engineering Expenses
For the three months ended March 31, 2016, research, development and engineering expenses remained relatively consistent when compared to the same period last year, but increased slightly as a percentage of net sales due to the 10% decline in sales in 2016.  Spending in the first quarter of 2016 was focused on new business development and development projects in the Optical Communications and Specialty Materials segments.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended March 31,
	2016	2015
Dow Corning Corporation	$56	$92
All other	3	2
Total equity earnings	$59	$94

The following table provides a summary of equity in earnings from Dow Corning, by business (in millions):
	Three months ended March 31,
	2016	2015
Silicones	$56	$34
Hemlock Semiconductor (Polysilicon)		58
Total Dow Corning	$56	$92

In May 1995, Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousands of breast implant product lawsuits.  On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the “Plan”) which provided for the settlement or other resolution of implant claims.  The Plan also includes releases for Corning and The Dow Chemical Company as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of March 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $291 million.

On December 11, 2015, Corning announced its intention to exchange its 50% equity interest in Dow Corning Corporation for 100% of the stock of a newly formed entity that will become a wholly-owned subsidiary of Corning.  The newly formed entity will hold approximately 40% ownership in Hemlock Semiconductor Group and approximately $4.8 billion in cash.  Upon completion of this strategic realignment, which is expected to close in the second quarter of 2016, Dow Chemical, an equal owner of Dow Corning with Corning since 1943, will assume 100% ownership of Dow Corning.

Equity in earnings of affiliated companies decreased by $35 million in the three months ended March 31, 2016, when compared to the same period last year, driven by lower equity earnings from Dow Corning.  The following items impacted equity earnings from Dow Corning in the first quarter of 2016 when compared to the first quarter of 2015:

•
An increase in equity earnings in the silicones segment of $22 million, driven by an increase in volume and the change in the mark-to-market of a derivative instrument in the amount of $11 million (Quarter 1, 2016: $2 million loss; Quarter 1, 2015: $13 million loss); and

•
A decrease in equity earnings of $58 million in the polysilicon segment, driven by lower volume and the absence of Corning’s share of settlements of long-term sales agreements in the amount of $49 million recorded in the first quarter of 2015, offset somewhat by improvements in manufacturing efficiency.

© 2016 Corning Incorporated. All Rights Reserved.

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

	Three months ended March 31, 2016		Three months ended March 31, 2015		Change 2016 vs. 2015
(in millions)	(Loss) income before income taxes	Net (loss) income	(Loss) income before income taxes	Net (loss) income	(Loss) income before income taxes	Net (loss) income
Hedges related to translated earnings:
Realized gains, net	$93	$59	$149	$93	$(56)	$(34)
Unrealized losses	(950)	(599)	(120)	(75)	(830)	(524)
Total translated earnings contract (loss) gain	(857)	(540)	29	18	(886)	(558)
Foreign currency hedges, other	(37)	(23)	13	8	(50)	(31)
Foreign Currency Hedge (Loss) Gain, Net	$(894)	$(563)	$42	$26	$(936)	$(589)

The gross notional value outstanding for our foreign currency hedges related to translated earnings is $20.8 billion, and is comprised of the following:  1) Japanese yen-denominated hedges - $17.8 billion; 2) South Korean won-denominated hedges - $2.7 billion; and 3) euro-denominated hedges - $0.3 billion.

(Loss) Income Before Income Taxes
The translation impact of fluctuations in foreign currency exchange rates positively affected Corning’s loss before income taxes in the three months ended March 31, 2016 in the amount of $36 million when compared to the same period in 2015. This impact was partially offset by the decrease in the realized gain from our foreign currency translation hedges related to translated earnings of $56 million.

Benefit (Provision) for Income Taxes
Our benefit (provision) for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended March 31,
	2016	2015

Benefit (provision) for income taxes	$304	$(86)
Effective (benefit) tax rate	(45.2)%	17.4%

For the three months ended March 31, 2016, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financial statements, net of tax.

© 2016 Corning Incorporated. All Rights Reserved.

For the three months ended March 31, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financial statements, net of tax.

These benefits were partially offset by a discrete tax charge of $11 million to restate deferred tax assets due to a law change enacted in Japan.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net (Loss) Income Attributable to Corning Incorporated
As a result of the above, our net (loss) income and per share data is as follows (in millions, except per share amounts):
	Three months ended March 31,
	2016	2015
Net (loss) income attributable to Corning Incorporated	$(368)	$407
Net (loss) income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$(392)	$383
Net (loss) income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$(392)	$407
Basic (loss) earnings per common share	$(0.36)	$0.30
Diluted (loss) earnings per common share	$(0.36)	$0.29

Weighted-average common shares outstanding - basic	1,103	1,266
Weighted-average common shares outstanding - diluted	1,103	1,394

(1)	Refer to Note 6 (Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income Attributable to Corning Incorporated
For the three months ended March 31, 2016, comprehensive income attributable to Corning Incorporated decreased by $119 million when compared to the same period in 2015, driven by a decrease of $775 million in net (loss) income attributable to Corning Incorporated, offset somewhat by the positive impact of $684 million due to the change in foreign currency translation gains and losses.  In the three months ended March 31, 2016, we recognized a foreign currency translation gain of $428 million compared to a loss of $256 million in the same period in 2015.  The gain recognized in the first quarter of 2016 was driven by the strengthening of the Japanese yen versus the U.S. dollar translation rate.

Refer to Note 15 (Shareholders’ Equity) to the consolidated financial statements for additional information.

CORE PERFORMANCE MEASURES
In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at core performance measures.  We believe reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Corning has adopted the use of constant currency reporting for the Japanese yen and South Korean won, and uses an internally derived yen-to-dollar management rate of ¥99 and won-to-dollar management rate of ₩1,100.

© 2016 Corning Incorporated. All Rights Reserved.

Net sales, equity in earnings of affiliated companies and net (loss) income are adjusted to exclude the impacts of changes in the Japanese yen and the South Korean won, gains and losses on our foreign currency hedges related to translated earnings, acquisition-related costs, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management’s discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES
Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended March 31,		% change
	2016	2015	16 vs. 15
Core net sales	$2,171	$2,430	(11)%
Core equity in earnings of affiliated companies	$62	$53	17%
Core earnings	$340	$484	(30)%

Core Net Sales
The following table presents core net sales by reportable segment (in millions):
	Three months ended March 31,		% change
	2016	2015	16 vs. 15
Display Technologies	$829	$972	(15)%
Optical Communications	609	697	(13)%
Environmental Technologies	264	282	(6)%
Specialty Materials	227	272	(17)%
Life Sciences	204	197	4%
All Other	38	10	280%
Total core net sales	$2,171	$2,430	(11)%

Core net sales in the first quarter of 2016 totaled $2,171 million, a decrease of $259 million, or 11%, when compared to the first quarter of 2015.  In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues in the Display Technologies segment are denominated in Japanese yen, this segment’s net sales are adjusted to remove the impact of translating yen into dollars.

When compared to the same period last year, core net sales in the Display Technologies segment decreased by $143 million, or 15%, in the first quarter of 2016, driven by a decline in volume in the low single-digits and price declines slightly higher than 10%.

© 2016 Corning Incorporated. All Rights Reserved.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of core equity in earnings of affiliated companies (in millions):
	Three months ended March 31,
	2016	2015
Dow Corning Corporation	$58	$51
All other	4	2
Total core equity in earnings	$62	$53

The following table provides a summary of core equity in earnings from Dow Corning, by business (in millions):
	Three months ended March 31,
	2016	2015
Silicones	$58	$42
Hemlock Semiconductor (polysilicon)		9
Total Dow Corning	$58	$51

Core equity in earnings from Dow Corning increased by $7 million, or 14%, in the three months ended March 31, 2016 when compared to the same period in 2015, due to the following items:

•	An increase in equity earnings in the silicones segment of $16 million, driven by an increase in volume; and
•	A decrease in equity earnings of $9 million in the polysilicon segment, driven by lower volume, offset somewhat by improvements in manufacturing efficiency.

Core Earnings
When compared to the same period last year, core earnings decreased by $144 million, or 30%, to $340 million in the first quarter of 2016.  The decline was driven by the following items (amounts presented after tax):

•
A decrease of $71 million in the Display Technologies segment, driven primarily by a decline in volume in the low single-digits in percentage terms driven by lower panel maker utilization and price declines slightly higher than 10%;

•
A decrease of $46 million in the Optical Communications segment, driven primarily by production issues related to the implementation of new manufacturing software, which limited our ability to fulfill customer orders;

•	A decrease of $11 million in the Environmental Technologies segment, driven by lower sales of diesel products; and
•	A decrease of $14 million in the Specialty Materials segment, due primarily to lower sales of Corning Gorilla Glass products.

Included in core earnings for the three months ended March 31, 2016 and March 31, 2015 is net periodic pension expense in the amounts of $12 million and $16 million, respectively.  Refer to Note 11 (Employee Retirement Plans) to the consolidated financial statements for additional information.

© 2016 Corning Incorporated. All Rights Reserved.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended March 31,
	2016	2015
Core earnings attributable to Corning Incorporated	$340	$484
Less: Series A convertible preferred stock dividend	(24)	(24)
Core earnings available to common stockholders - basic	316	460
Add: Series A convertible preferred stock dividend	24	24
Core earnings available to common stockholders - diluted	$340	$484

Weighted-average common shares outstanding - basic	1,103	1,266
Effect of dilutive securities:
Stock options and other dilutive securities	8	13
Series A convertible preferred stock	115	115
Weighted-average common shares outstanding - diluted	1,226	1,394
Core basic earnings per common share	$0.29	$0.36
Core diluted earnings per common share	$0.28	$0.35

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

Core net sales, core equity in earnings of affiliated companies and core earnings are non-GAAP financial measures utilized by our management to analyze financial performance without the impact of items that are driven by general economic conditions and events that do not reflect the underlying fundamentals and trends in the Company’s operations.

© 2016 Corning Incorporated. All Rights Reserved.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):
	Three months ended March 31, 2016
	Net sales	Equity earnings	(Loss) income before income taxes	Net (loss) income	Effective (benefit) tax rate	Per share
As reported - GAAP	$2,047	$59	$(672)	$(368)	(45.2)%	(0.36)
Constant-yen (1)	124	2	110	78		0.07
Constant-won (1)		(1)	(20)	(14)		(0.01)
Foreign currency hedges related to translated earnings (2)			857	540		0.49
Acquisition-related costs (3)			14	10		0.01
Discrete tax items and other tax-related adjustments (4)				22		0.02
Restructuring, impairment and other charges (6)			109	75		0.07
Equity in earnings of affiliated companies (7)		2	2	2
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(11)	(9)		(0.01)
Pension mark-to-market adjustment (10)			7	4
Core performance measures	$2,171	$62	$396	$340	14.1%	0.28

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

	Three months ended March 31, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported - GAAP	$2,265	$94	$493	$407	17.4%	0.29
Constant-yen (1)	165		134	98		0.07
Foreign currency hedges related to translated earnings (2)			(29)	(18)		(0.01)
Acquisition-related costs (3)			19	13		0.01
Discrete tax items and other tax-related adjustments (4)				11		0.01
Litigation, regulatory and other legal matters (5)			1	1
Restructuring, impairment and other charges (6)			2	3
Equity in earnings of affiliated companies (7)		(41)	(41)	(39)		(0.03)
Impacts from the acquisition of Samsung Corning Precision Materials (8)			2	2
Post-combination expenses (9)			9	6
Core performance measures	$2,430	$53	$590	$484	18%	0.35

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

Constant-won:  Following the acquisition of Samsung Corning Precision Materials and because a significant portion of Corning Precision Materials’ costs are denominated in South Korean won, management believes it is important to understand the impact on core earnings from translating won into dollars.  Presenting results on a constant-won basis mitigates the translation impact of the South Korean won, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts without the variability caused by the fluctuations caused by changes in the rate of this currency.  We use an internally derived management rate of ₩1,100, which is consistent with historical prior period averages of the won.

(2)	Foreign currency hedges related to translated earnings: We have excluded the impact of the gains and losses of our foreign currency hedges related to translated earnings for each period presented.
(3)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(4)	Discrete tax items and other tax-related adjustments: This represents the removal of discrete adjustments attributable to changes in tax law and other non-operational tax-related adjustments.
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

(8)
Impacts from the acquisition of Samsung Corning Precision Materials:  Fair value adjustments to the indemnity asset related to contingent consideration and other items related to the acquisition of Samsung Corning Precision Materials.

(9)	Post-combination expenses: Post-combination expenses incurred as a result of an acquisition in the first quarter of 2015.
(10)
Pension mark-to-market adjustment:  Mark-to-market pension gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.

© 2016 Corning Incorporated. All Rights Reserved.

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates primarily for flat panel liquid crystal displays.
•	Optical Communications – manufactures carrier and enterprise network components for the telecommunications industry.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel emission control applications.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents enabling workflow solutions for scientific applications.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among our reportable segments differently than we would for stand-alone financial information prepared in accordance with GAAP.  Our reportable segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” above.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

Display Technologies
The following table provides net sales and net income for the Display Technologies segment and reconciles the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2016		Three months ended March 31, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$705	$209	$808	$294
Constant-yen (1)	124	81	164	99
Constant-won (1)		(13)
Foreign currency hedges related to translated earnings (2)		(58)		(99)
Restructuring, impairment and other charges (6)		13
Impacts from the acquisition of Samsung Corning Precision Materials (8)		(9)
Core performance measures	$829	$223	$972	$294

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
When compared to the first quarter of 2015, the decrease in net sales of $103 million, or 13%, in the first quarter of 2016 was driven by a decline in volume in the low single-digits in percentage terms and price declines slightly higher than 10%, offset somewhat by the positive impact from the strengthening of the Japanese yen in the amount of $40 million.  Volume declined largely due to panel makers lowering their utilization rates, which we believe they did to drive supply chain inventory to a healthier level in response to historically high levels at the end of 2015.  Price declines continued to be moderate, with our price declines in the first quarter equaling the smallest first-quarter price decline in five years.  Additionally, during the first quarter of 2016, we secured customer agreements for the remainder of our 2016 volume, helping the Company to maintain stable share, which enables us to improve efficiency in planning, manufacturing and cost reduction.

Net income in the Display Technologies segment decreased by $85 million, or 29%, in the three months ended March 31, 2016, when compared to the same period last year, driven primarily by the volume and price declines described above, restructuring, impairment and other charges of $13 million and a $41 million decrease in the realized gain from our yen and won-denominated currency hedges, offset somewhat by the positive impact of the strengthening of the yen, an improvement in manufacturing efficiencies of $6 million and a decline in operating expenses of $9 million.

Core Performance
When compared to the same period last year, core net sales in the Display Technologies segment decreased by $143 million, or 15%, in the first quarter of 2016, driven by a decline in volume in the low single-digits and price declines slightly higher than 10%.  Volume declined largely due to panel makers lowering their utilization rates to return supply chain inventory to a healthier level in response to historically high levels at the end of 2015.  Price declines continued to be moderate, with our price declines in the first quarter equaling the smallest first-quarter price decline in five years.   Additionally, during the first quarter of 2016, we secured the remainder of our 2016 volume under customer agreements, helping the Company to maintain stable share, which enables us to improve efficiency in planning, manufacturing and cost reduction.

Core earnings in the Display Technologies segment decreased by $71 million, or 24%, driven primarily by volume and price declines described above, offset slightly an improvement in manufacturing efficiencies of $6 million and a decline in operating expenses of $9 million.

© 2016 Corning Incorporated. All Rights Reserved.

Outlook:
In the second quarter, Corning believes that panel-maker utilization will increase to meet demand for the second-half retail season. The overall glass market and Corning’s volume are expected to increase by a high single-digit percentage in the second quarter of 2016. Corning expects the sequential LCD glass price decline to be less than in the first quarter, consistent with its belief in a sustained environment for more favorable pricing.

Optical Communications
The following table provides net sales and net income for the Optical Communications segment and reconciles the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2016		Three months ended March 31, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$609	$17	$697	$57
Acquisition-related costs (3)		4		10
Restructuring, impairment and other charges (6)		5		(1)
Post-combination expenses (9)				6
Core performance measures	$609	$26	$697	$72

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
In the first quarter of 2016, net sales of the Optical Communications segment decreased by $88 million, or 13%, when compared to the first quarter of 2015, due to production issues related to the implementation of new manufacturing software, which constrained our ability to manufacture product and limited our ability to fulfill customer orders.  Without the impact of this disruption, which negatively impacted sales by approximately $100 million, net sales would have increased slightly primarily due to higher demand for carrier network products, including third party fiber. We anticipate that production will return to normal levels in the second quarter of 2016.  Movements in foreign exchange rates negatively impacted Optical Communications net sales in the amount of $8 million in the first quarter of 2016 when compared to the first quarter of 2015.

The decrease in net income of $40 million, or 70%, in the Optical Communications segment was primarily driven by production issues related to the implementation of new manufacturing software.  The combination of the missed sales and the costs to overcome this issue negatively impacted segment net income by approximately $40 million.  Movements in foreign exchange rates positively impacted segment net income in the amount of $4 million in the first quarter of 2016 when compared to the first quarter of 2015.

Core Performance
The decrease in core earnings of $46 million, or 64%, in the Optical Communications segment was driven by production issues related to the implementation of new manufacturing software.  The combination of the missed sales and the costs to overcome this issue negatively impacted segment net income by approximately $40 million.  Movements in foreign exchange rates positively impacted segment core earnings in the amount of $4 million in the first quarter of 2016 when compared to the first quarter of 2015.

© 2016 Corning Incorporated. All Rights Reserved.

Outlook:
For the second quarter, Corning expects sales to increase more than 20% sequentially as seasonal demand rises and as cable production recovers to normal levels during the quarter with the resolution of manufacturing software implementation issues. For the second half of 2016, Corning expects sales to be up more than 10% versus the same period in 2015. These expectations include a continuation of the strong demand environment, normal production levels, and the recovery of a sizable portion of the sales missed during the first half of the year.

Environmental Technologies
The following table provides net sales and net income for the Environmental Technologies segment and reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2016		Three months ended March 31, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$264	$34	$282	$48
Restructuring, impairment and other charges (6)		3
Core performance measures	$264	$37	$282	$48

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
In the three months ended March 31, 2016, net sales of this segment decreased by $18 million, or 6%, when compared to the same period in 2015, driven by a decline of $21 million in sales of diesel products due to the weakening of the North American truck market and lower sales of light-duty diesel products in Europe. An increase in sales of $3 million for light-duty substrates, driven by strength in the North American market, partially offset the decline in diesel product sales.  Movements in foreign exchange rates negatively impacted segment net sales in the amount of $6 million in the first quarter of 2016 when compared to the first quarter of 2015.

Net income decreased by $14 million, or 29%, driven by a decrease in sales of diesel products and an increase in restructuring charges of $3 million.  Movements in foreign exchange rates versus the U.S. dollar negatively impacted net income in this segment in the amount of $2 million in the first quarter of 2016 when compared to the first quarter of 2015.

Core Performance
Net income decreased by $11 million, or 23%, driven by a decrease in sales of diesel products.  Movements in foreign exchange rate versus the U.S. dollar negatively impacted core earnings in the Environmental Technologies segment in the amount of $2 million in the first quarter of 2016 when compared to the first quarter of 2015.

Outlook:
Segment sales in the second quarter of 2016 are expected to be consistent with the same period in 2015.

© 2016 Corning Incorporated. All Rights Reserved.

Specialty Materials
The following table provides net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2016		Three months ended March 31, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$227	$26	$272	$38
Constant-yen (1)		(1)		(1)
Constant-won (1)		(1)
Foreign currency hedges related to translated earnings (2)				5
Restructuring, impairment and other charges (6)		8		4
Core performance measures	$227	$32	$272	$46

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three months ended March 31, 2016 in this segment decreased by $45 million, or 17%, when compared to the same period in 2015, driven by Corning Gorilla Glass price declines and lower volume primarily due to the absence of the inventory build which occurred in the first quarter of 2015 in anticipation of 2015 product launches.  Movements in foreign exchange rates did not materially impact net sales in the Specialty Materials segment in the first quarter of 2016 when compared to the first quarter of 2015.

When compared to the same period last year, the decrease in net income of $12 million, or 32%, in the three months ended March 31, 2016 was driven by the decrease in sales of Corning Gorilla Glass products and higher restructuring, impairment and other charges, offset somewhat by manufacturing efficiencies gained through cost reductions.  Movements in foreign exchange rates did not significantly impact net income of this segment in the first quarter of 2016 when compared to the same period in 2015.

Core Performance
When compared to the same period last year, the decrease in core earnings of $14 million, or 30%, for the three months ended March 31, 2016 was driven by the decrease in sales of Corning Gorilla Glass products, partially offset by manufacturing efficiencies gained through cost reductions.  Movements in foreign exchange rates did not significantly impact core earnings of this segment in the first quarter of 2016 when compared to the same period in 2015.

Outlook:
Second-quarter sales are expected to increase year over year by a low-single-digit percentage, driven by Corning Gorilla Glass demand. For the full year, Corning expects Specialty Materials sales to grow by a mid-to-high single digit percentage.

© 2016 Corning Incorporated. All Rights Reserved.

Life Sciences
The following table provides net sales and net income for the Life Sciences segment and reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended March 31, 2016		Three months ended March 31, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$204	$12	$197	$16
Acquisition-related costs (3)		3		3
Restructuring, impairment and other charges (6)		3
Core performance measures	$204	$18	$197	$19

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three months ended March 31, 2016 increased by $7 million, or 4%, when compared to the same period last year, driven by volume growth in Europe, North America and China.  The negative impact from movements in foreign exchange rates in the amount of $3 million slightly offset the increase in volume.

In the first quarter of 2016, net income in the Life Sciences segment declined by $4 million, or 25%, when compared to the first quarter of 2015 due to higher restructuring costs and the negative impact of $1 million from movements in foreign exchange rates.

Core Performance
When compared to the same period last year, the decrease in core earnings of $1 million, or 5%, for the three months ended March 31, 2016 was driven by the negative impact from movements in foreign exchange rates.

Outlook:
Sales in the second quarter are expected to increase by a low-single digit percentage on a year-over-year basis.

All Other
All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business, which consists of a pharmaceutical glass business and a glass tubing business used in the pharmaceutical packaging industry.  This segment also includes Corning Precision Materials’ non-LCD business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and other data for All Other (in millions):
	Three months ended March 31,
	2016	2015

Net sales	$38	$9
Research, development and engineering expenses	$47	$45
Equity earnings of affiliated companies	$3	$2
Net loss	$(85)	$(48)

© 2016 Corning Incorporated. All Rights Reserved.

The increase in net sales of this segment reflects the impact of an acquisition in the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015 and an increase in sales in our emerging businesses.  The increase in the net loss of this segment was driven by asset write-offs in emerging businesses, offset slightly by the addition of the Corning Pharmaceutical Technologies business net income.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
There were no significant items that impacted Corning’s financing structure in the three months ended March 31, 2016 and 2015.

Common Stock Dividends
On February 3, 2016, Corning’s Board of Directors declared a 12.5% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.12 to $0.135 per share of common stock, beginning with the dividend paid in the first quarter of 2016.  This increase marks the fifth dividend increase since October 2011.

Share Repurchase Program
On January 19, 2016, the ASR that Corning entered into with Morgan Stanley to repurchase $1.25 billion of Corning’s common stock was completed, with Corning receiving an additional 15.9 million shares to settle the 2015 ASR agreement.

In addition to the shares received through the 2015 ASR agreement, during the three months ended March 31, 2016, we repurchased 39.8 million shares of common stock for $751 million as part of the 2015 Repurchase Program.

Capital Spending
Capital spending totaled $270 million and $333 million for the three months ended March 31, 2016 and 2015, respectively.  Spending in the first three months of 2016 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2016 capital spending to be approximately $1.3 billion.

Cash Flow
Summary of cash flow data (in millions):
	Three months ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(83)	$601
Net cash used in investing activities	$(76)	$(713)
Net cash used in financing activities	$(913)	$(574)

Net cash provided by operating activities decreased in the three months ended March 31, 2016 when compared to the same period last year, driven by lower net income after non-cash adjustments, an increase in tax payments and a decline in dividends received from equity affiliates.

Net cash used in investing activities declined substantially in the three months ended March 31, 2016, when compared to the same period last year, due to lower capital spending and the absence of acquisition spending, offset slightly by a decrease in realized gains on our translated earnings contracts.

Net cash used in financing activities in the three months ended March 31, 2016 increased when compared to the same period last year, driven by an increase in the amount of share repurchases, debt repayments and a decline in cash received from the exercise of stock options.

© 2016 Corning Incorporated. All Rights Reserved.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of March 31, 2016	As of December 31, 2015

Working capital	$4,614	$5,455
Current ratio	2.8:1	2.9:1
Trade accounts receivable, net of allowances	$1,388	$1,372
Days sales outstanding	61	55
Inventories	$1,453	$1,385
Inventory turns	3.9	4.0
Days payable outstanding (1)	39	42
Long-term debt	$3,910	$3,890
Total debt to total capital	20%	19%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2015 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	BBB+	Stable
October 29, 2015

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity
We ended the first quarter of 2016 with approximately $3.5 billion of cash and cash equivalents.  The Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet reasonably likely future cash requirements.  Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted.  Although approximately 68% of the consolidated amount was held outside of the United States at March 31, 2016, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any time of $1 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes vary, but may not exceed 390 days from the date of issue.  The interest rates vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  At March 31, 2016, we had a balance of $500 million in outstanding commercial paper under this program.

© 2016 Corning Incorporated. All Rights Reserved.

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

Our major source of funding for 2016 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, acquisitions, the asbestos litigation, capital expenditures, scheduled debt repayments and dividend payments and share repurchase programs.

Corning has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At March 31, 2016, our leverage using this measure was 20% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of March 31, 2016, we were in compliance with all such provisions.

Management is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material decrease in our liquidity.  In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix and relative cost of such resources.

Off Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our off-balance sheet arrangements as disclosed in our 2015 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2015 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2015 Form 10-K and remain unchanged through the first three months of 2016.  For certain items, additional details are provided below.

Impairment of Assets Held for Use
We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified.  We review our long-lived assets in each quarter in which impairment indicators are present.  We must exercise judgment in assessing whether an event of impairment has occurred.

© 2016 Corning Incorporated. All Rights Reserved.

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

At March 31, 2016 and December 31, 2015, the carrying value of precious metals was higher than the fair market value by $835 million and $976 million, respectively.  These precious metals are utilized by the Display and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2016 and December 31, 2015, Corning had accrued approximately $36 million (undiscounted) and $37 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2016 Corning Incorporated. All Rights Reserved.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (“SEC”) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “forecasts,” “likely,” and similar expressions are forward-looking statements.  Forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different.  Such risks and uncertainties include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, euro, Chinese renminbi and South Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	fluctuations in capital spending by customers;
-	possible disruption in commercial activities due to terrorist activity, cyber attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	unanticipated disruption to equipment, facilities, IT systems or operations;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
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

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2015 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk and how we mitigate that risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2015 Form 10-K.

During the first quarter of 2016 the Company entered into a series of average rate forwards with no associated premium, which partially hedge the impact of Japanese yen translation on the Company’s projected 2018 through 2022 net income.  At March 31, 2016 the total gross notional value for the yen translated earnings contracts was $17.8 billion (at December 31, 2015: $8.3 billion), including zero-cost collars of $1.8 billion (at December 31, 2015: $2.0 billion) and average rate forwards of $16.0 billion (at December 31, 2015: $6.3 billion).  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, either the put or the call option can be exercised at maturity.  As of March 31, 2016, the total net notional value of the zero-cost collars was $0.9 billion (at December 31, 2015: $1.0 billion).

The fair value of our unsettled foreign exchange forward and option contracts is most significantly impacted by fluctuations in the Japanese yen.  At March 31, 2016, a hypothetical 10% adverse movement in Japanese yen exchange rates could result in an unrealized loss in fair value of these instruments of $1.8 billion (at December 31, 2015: $0.7 billion).  Changes in fair values of these instruments are ultimately offset in the period of settlement by changes in the fair value of the underlying exposure.  Prior to settlement, the unrealized fair value changes could cause material volatility in our earnings.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2016, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2016 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Dow Corning Corporation. See our 2015 Form 10-K, Part I, Item 3.

Pittsburgh Corning Corporation and Other Asbestos Litigation.  See our 2015 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of March 31, 2016, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation.  See our 2015 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of March 31, 2016, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Chinese Anti-Dumping Investigation Involving Optical Fiber Preforms Produced in the United States.  See our 2015 Form 10-K, Part I, Item 3.

Department of Justice Grand Jury Subpoena.  See our 2015 Form 10-K, Part I, Item 3.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2015 Form 10-K, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2015 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.  There have been no material changes to Part I, Item 1A. Risk Factors in our 2015 Form 10-K except for the updated risk factor listed below.

Information technology dependency and security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm

The Company is increasingly dependent on sophisticated information technology and infrastructure. Any significant breakdown, implementation failure, intrusion, interruption or corruption of these systems or data breaches could have a material adverse effect on our business. Like other global companies, we have, from time to time, experienced incidents related to our information technology (“IT”) systems, and expect that such incidents will continue, including malware and computer virus attacks, unauthorized access, software implementation difficulties and system failures and disruptions. We have measures and defenses in place against unauthorized access, but we may not be able to prevent, immediately detect, or remediate such events.

We use electronic IT in our manufacturing processes and operations and other aspects of our business. Our IT systems may be vulnerable to disruptions from implementation or integration failure, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. Such disruptions or security breaches could result in lost productivity, the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business.

Additionally, utilities and other operators of critical energy infrastructure that serve our facilities face heightened security risks, including cyber-attack. In the event of such an attack, disruption in service from our utility providers could disrupt our manufacturing operations which rely on a continuous source of power (electrical, gas, etc.).

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2016:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plan or program (2)
January 1-31, 2016	21,449,793	$16.17	21,370,593	$4,176,111,166
February 1-29, 2016	15,088,947	$18.37	14,998,476	$3,900,533,539
March 1-31, 2016	19,337,541	$19.66	19,330,359	$3,520,579,967
Total	55,876,281	$17.97	55,699,428	$3,520,579,967

(1)
This column reflects the following transactions during the first quarter of 2016:  (i) the deemed surrender to us of 82,232 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 94,621 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 30,942,237 shares of common stock in conjunction with the repurchase program announced on July 15, 2015 and the purchase of 24,757,191 shares of common stock in conjunction with the repurchase program announced on October 26, 2015.

(2)
On July 15, 2015, Corning’s Board of Directors authorized the repurchase of up to $2 billion worth of shares of common stock between the date of announcement and December 31, 2016.  This program was completed in February 2016.  On October 26, 2015, Corning’s Board of Directors supplemented the July 2015 program with the authorization to repurchase an additional $4 billion worth of shares of common stock.

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

© 2016 Corning Incorporated. All Rights Reserved.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 29, 2016	/s/ Edward Schlesinger
Date	Edward Schlesinger
Vice President and Corporate Controller

© 2016 Corning Incorporated. All Rights Reserved.