Form 10-Q
period 2016-06-30
CORNING INC /NY
filed 2016-07-27
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2016
Corning’s Common Stock, $0.50 par value per share	1,036,877,161 shares

© 2016 Corning Incorporated. All Rights Reserved.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net sales	$2,360	$2,343	$4,407	$4,608
Cost of sales	1,409	1,368	2,692	2,704

Gross margin	951	975	1,715	1,904

Operating expenses:
Selling, general and administrative expenses	499	337	802	653
Research, development and engineering expenses	192	191	382	380
Amortization of purchased intangibles	15	16	29	28
Restructuring, impairment and other charges	(2)		78

Operating income	247	431	424	843

Equity in earnings of affiliated companies	41	62	100	156
Interest income	6	5	12	10
Interest expense	(40)	(33)	(81)	(63)
Translated earnings contract (loss) gain, net	(1,201)	162	(2,058)	191
Gain on realignment of equity investment	2,676		2,676
Other expense, net	(26)	(21)	(42)	(38)

Income before income taxes	1,703	606	1,031	1,099
Benefit (provision) for income taxes (Note 5)	504	(110)	808	(196)

Net income attributable to Corning Incorporated	$2,207	$496	$1,839	$903

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$2.06	$0.38	$1.66	$0.68
Diluted (Note 6)	$1.87	$0.36	$1.53	$0.65

Dividends declared per common share (1)	$0.135	$0.12	$0.27	$0.12

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,

	2016	2015	2016	2015

Net income attributable to Corning Incorporated	$2,207	$496	$1,839	$903

Foreign currency translation adjustments and other	196	(40)	624	(296)
Net unrealized (losses) gains on investments	(1)		(3)	1
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans	265	5	265	6
Net unrealized (losses) gains on designated hedges	(22)		(41)	5
Other comprehensive income (loss), net of tax (Note 15)	438	(35)	845	(284)

Comprehensive income attributable to Corning Incorporated	$2,645	$461	$2,684	$619

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$7,144	$4,500
Short-term investments, at fair value		100
Trade accounts receivable, net of doubtful accounts and allowances - $60 and $48	1,544	1,372
Inventories, net of inventory reserves - $157 and $146 (Note 8)	1,501	1,385
Other current assets	558	912
Total current assets	10,747	8,269

Investments (Note 9)	346	1,975
Property, plant and equipment, net of accumulated depreciation - $9,974 and $9,188	13,048	12,648
Goodwill, net (Note 10)	1,569	1,380
Other intangible assets, net (Note 10)	804	706
Deferred income taxes (Note 5)	2,952	2,056
Other assets	1,187	1,493

Total Assets	$30,653	$28,527

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 4)	$279	$572
Accounts payable	938	934
Other accrued liabilities (Note 3 and Note 12)	1,231	1,308
Total current liabilities	2,448	2,814

Long-term debt (Note 4)	3,918	3,890
Postretirement benefits other than pensions (Note 11)	710	718
Other liabilities (Note 3 and Note 12)	3,905	2,242
Total liabilities	10,981	9,664

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 15):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,685 million and 1,681 million	842	840
Additional paid-in capital – common stock	13,668	13,352
Retained earnings	15,331	13,832
Treasury stock, at cost; Shares held: 648 million and 551 million	(11,566)	(9,725)
Accumulated other comprehensive loss	(966)	(1,811)
Total Corning Incorporated shareholders’ equity	19,609	18,788
Noncontrolling interests	63	75
Total equity	19,672	18,863

Total Liabilities and Equity	$30,653	$28,527

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$1,839	$903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	561	562
Amortization of purchased intangibles	29	28
Restructuring, impairment and other charges	78
Stock compensation charges	23	25
Equity in earnings of affiliated companies	(100)	(156)
Dividends received from affiliated companies	20	95
Deferred tax (benefit) provision	(898)	31
Restructuring payments	(7)	(23)
Employee benefit payments less than (in excess of) expense	15	(8)
Losses (gains) on foreign currency hedges related to translated earnings	2,058	(191)
Unrealized translation (gains) losses on transactions	(124)	236
Gain on realignment of equity investment	(2,676)
Changes in certain working capital items:
Trade accounts receivable	(103)	(25)
Inventories	(66)	(54)
Other current assets	(71)	(100)
Accounts payable and other current liabilities	(115)	(191)
Other, net	(20)	16
Net cash provided by operating activities	443	1,148

Cash Flows from Investing Activities:
Capital expenditures	(533)	(641)
Acquisitions of business, net of cash acquired	(279)	(531)
Investment in unconsolidated entities	(14)	(33)
Cash received on realignment of equity investment	4,818
(Payments) proceeds from loan repayments from unconsolidated entities	(3)	6
Short-term investments – acquisitions	(20)	(570)
Short-term investments – liquidations	121	825
Realized gains on foreign currency hedges related to translated earnings	145	321
Other, net	3
Net cash provided by (used in) investing activities	4,238	(623)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(64)
Principal payments under capital lease obligations	(1)	(1)
Proceeds from issuance of short-term debt		2
Proceeds from issuance of long-term debt		745
Payments from issuance of commercial paper	(230)
Payments from settlement of interest rate swap arrangements		(10)
Proceeds from the exercise of stock options	27	98
Repurchases of common stock for treasury	(1,515)	(1,093)
Dividends paid	(340)	(350)
Net cash used in financing activities	(2,123)	(609)
Effect of exchange rates on cash	86	(257)
Net increase (decrease) in cash and cash equivalents	2,644	(341)
Cash and cash equivalents at beginning of period	4,500	5,309

Cash and cash equivalents at end of period	$7,144	$4,968

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

© 2016 Corning Incorporated. All Rights Reserved.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  We are currently assessing the potential impact of adopting ASU 2016-09 on our financial statements and related disclosures.

2.      Restructuring, Impairment and Other Charges

2016 Activity

In the first half of 2016, we recorded charges of $78 million, pre-tax, for employee related costs, asset disposals, and exit costs associated with some minor restructuring activities in all of the segments, with total cash expenditures estimated to be $15 million.

The following table summarizes the restructuring, impairment and other charges for the six months ended June 30, 2016 (in millions):
	Reserve at January 1, 2016	Net Charges/ Reversals	Non-cash adjustments	Cash payments	Reserve at June 30, 2016
Restructuring:
Employee related costs	$3	$15	$(1)	$(6)	$11
Other charges		1		(1)
Total restructuring activity	$3	$16	$(1)	$(7)	$11

Disposal of long-lived assets		$62

Total restructuring, impairment and other charges		$78

Cash payments for employee-related and exit activity related to the 2016 restructuring activities are expected to be substantially completed in 2016.

The year-to-date cost of these plans for each of our reportable segments was as follows (in millions):
Operating segment	Employee- related and other charges
Display Technologies	$4
Optical Communications	6
Environmental Technologies	5
Specialty Materials	12
Life Sciences	3
All Other	40
Corporate	8
Total restructuring, impairment and other charges	$78

© 2016 Corning Incorporated. All Rights Reserved.

3.      Commitments, Contingencies and Guarantees

Pittsburgh Corning Corporation and Asbestos Litigation.  Corning and PPG Industries, Inc. (“PPG”) each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania.  At the time PCC filed for bankruptcy protection, there were approximately 11,800 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC’s asbestos products and typically requesting monetary damages in excess of one million dollars per claim.  On April 27, 2016, the Modified Third Amended Plan of Reorganization for Pittsburgh Corning Corporation (the “Plan”) became effective.

As required by the Plan, Corning contributed its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”), a Belgian corporation, on April 27, 2016 and June 9, 2016, respectively, and recognized a gain of $56 million in the selling, general and administrative expenses line of the Company’s Consolidated Statements of Income for the difference between the fair value of the asbestos litigation liability and carrying value of the investment.  Corning must also contribute $290 million in a fixed series of payments.  Corning has the option to use its common stock rather than cash to make these payments, but the liability is fixed by dollar value and not the number of shares.  Assuming certain conditions are met, the Plan requires Corning to make: (1) one payment of $70 million on June 9, 2017; and (2) five additional payments of $35 million, $50 million, $35 million, $50 million, and $50 million, respectively, on each of the five subsequent anniversaries of the first payment, the final payment of which is subject to reduction based on the application of credits under certain circumstances.

Non-PCC Asbestos Litigation

In addition to the claims against Corning related to its ownership interest in PCC, at the time PCC filed for bankruptcy, Corning was a defendant in other cases alleging injuries from asbestos related to its Corhart business and seeking similar amounts of monetary damages per case (the “non-PCC asbestos claims”).  The Bankruptcy Court then granted a preliminary injunction (the “Stay”), which suspended all asbestos cases against PCC, PPG and Corning – including these non-PCC asbestos claims.  Approximately 9,700 such non-PCC asbestos claims (with approximately 37,300 claimants) may still be pending.  The Stay will be lifted on August 25, 2016.  The non-PCC asbestos claims against Corning have been covered, in part, by insurance without material impact to Corning to date.  As of June 30, 2016, Corning had received approximately $19 million in insurance payments for non-PCC asbestos claims that were subject to the Stay.  When the Stay is lifted, the non-PCC asbestos claims will be allowed to proceed against Corning.  Corning believes that the $150 million reserve for estimated asbestos litigation liabilities that was established in prior periods continues to be reasonable.  The liability for non-PCC asbestos claims was estimated based upon industry data for asbestos claims since Corning does not have recent claim history due to the Stay issued by the Bankruptcy Court.  The estimated liability represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liabilities at this time.

Total Estimated Liability for the Amended PCC Plan and the Non-PCC Asbestos Claims

The liability for the Amended PCC Plan and the non-PCC asbestos claims was estimated to be $440 million at June 30, 2016, compared with an estimate of liability of $678 million at December 31, 2015.  The decline in the liability is due to the contribution of the equity interests of PCC and PCE in the total amount of $238 million, as required by the Plan.  The $440 million liability is comprised of $290 million for the fixed series of payments for the remaining PCC asbestos liability, and $150 million for the non-PCC asbestos claims, all referenced in the preceding paragraphs. At June 30, 2016, $370 million of the obligation, consisting of the $220 million for the fixed series of payments due in the years 2018 through 2022 and $150 million for the non-PCC asbestos claims, is classified as a non-current liability.  The amount of the obligation related to the fixed payment of $70 million due in the second quarter of 2017 is classified as a current liability because the contribution of those assets is expected to be made within the next twelve months.

© 2016 Corning Incorporated. All Rights Reserved.

The amount of the asbestos litigation liability for the periods ended June 30, 2016 and December 31, 2015 is as follows (in millions):
	Amended PCC Plan		Non-PCC	Total Asbestos Litigation Liability
	Equity Interests	Fixed Series of Payments
Fair Value of Asbestos Litigation Liability as of Dec. 31, 2015	$238	$290	$150	$678

Less: Contribution of PCC & PCE Equity Interests - Carrying Value	182	-	-	182
Gain on Contribution of Equity Interests	56	-	-	56
Asbestos Litigation Liability as of June 30, 2016	$-	$290	$150	$440

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

As of June 30, 2016 and December 31, 2015, contingent guarantees totaled a notional value of $190 million and $184 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $220 million at June 30, 2016 and December 31, 2015.

Product warranty liability accruals were considered insignificant at June 30, 2016 and December 31, 2015.

Corning is a defendant in various lawsuits, including environmental, product-related suits, and is subject to various claims that arise in the normal course of business.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.  Other than certain asbestos related claims, there are no other material loss contingencies related to litigation.

© 2016 Corning Incorporated. All Rights Reserved.

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2016 and December 31, 2015, Corning had accrued approximately $47 million (undiscounted) and $37 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At June 30, 2016, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $4.3 billion at June 30, 2016 and $4.1 billion at December 31, 2015, compared to recorded book values of $3.9 billion at June 30, 2016 and December 31, 2015.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

On July 20, 2016, Corning’s Board of Directors approved a $1 billion increase to our commercial paper program, raising it to $2 billion.  If needed, this program is supported by our $2 billion revolving credit facility that expires in 2019.  At June 30, 2016, Corning had $252 million in outstanding commercial paper as part of the Company’s commercial paper program established in the second quarter of 2013.  The estimated fair value of this commercial paper approximates its carrying value due to the short-term maturities.

Debt Issuances

2015
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  We can redeem these debentures at any time, subject to certain stipulations.

5.      Income Taxes

Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Benefit (provision) for income taxes	$504	$(110)	$808	$(196)
Effective tax rate	(29.6%)	18.2%	(78.4%)	17.8%

© 2016 Corning Incorporated. All Rights Reserved.

For the three and six months ended June 30, 2016, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•
The tax-free nature of the realignment of our equity interests in Dow Corning during the period, as well as the release of the deferred tax liability related to Corning’s tax on Dow Corning’s undistributed earnings as of the date of the transaction.

For the three and six months ended June 30, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax.

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

© 2016 Corning Incorporated. All Rights Reserved.

6.      Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income attributable to Corning Incorporated	$2,207	$496	$1,839	$903
Less: Series A convertible preferred stock dividend	24	24	49	49
Net income available to common stockholders - basic	2,183	472	1,790	854
Plus: Series A convertible preferred stock dividend	24	24	49	49
Net income available to common stockholders - diluted	$2,207	$496	$1,839	$903

Weighted-average common shares outstanding - basic	1,059	1,246	1,081	1,257
Effect of dilutive securities:
Stock options and other dilutive securities	8	10	8	11
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	1,182	1,371	1,204	1,383
Basic earnings per common share	$2.06	$0.38	$1.66	$0.68
Diluted earnings per common share	$1.87	$0.36	$1.53	$0.65

Antidilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards	20	20	21	17
Total	20	20	21	17

7.      Available-for-Sale Investments

The following is a summary of the fair value of available-for-sale investments (in millions):
	Amortized cost		Fair value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Bonds, notes and other securities:
U.S. government and agencies		$100		$100
Total short-term investments		$100		$100
Asset-backed securities (1)	$34	$37	$30	$33
Total long-term investments	$34	$37	$30	$33

1)	Due after 10 years and are being reported at their final maturity dates.

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

© 2016 Corning Incorporated. All Rights Reserved.

For the six months ended June 30, 2016 and 2015, proceeds from sales and maturities of short-term investments totaled approximately $121 million and $0.8 billion, respectively.

8.      Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):
	June 30, 2016	December 31, 2015
Finished goods	$633	$633
Work in process	293	264
Raw materials and accessories	274	200
Supplies and packing materials	301	288
Total inventories, net of inventory reserves	$1,501	$1,385

9.      Investments

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning Corporation (”Dow Corning”) pursuant to the Transaction Agreement announced in December 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which holds an equity interest in Hemlock Semiconductor Group (“HSG”) and approximately $4.8 billion in cash.

Prior to realignment, HSG, a wholly owned and consolidated subsidiary of Dow Corning, was an indirect equity investment of Corning.  Upon completion of the exchange, Corning now has a direct equity investment in HSG.  Because our ownership percentage in HSG did not change as a result of the realignment, the investment in HSG is recorded at its carrying value, which had a negative carrying value of $383 million at the transaction date.  The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.  Excluding this charge, the entity is profitable and is expected to recover its equity in the near term.

Corning’s financial statements as of June 30, 2016 include the positive impact of the release of a deferred tax liability of $105 million related to Corning’s tax on Dow Corning’s earnings that were not distributed as of the date of the transaction and a non-taxable gain of $2,676 million on the realignment.  Details of the gain are illustrated below (in millions):
Cash	$4,818
Carrying Value of Dow Corning Equity Investment	(1,560)
Carrying Value of HSG Equity Investment	(383)
Other (1)	(199)
Gain	$2,676

(1)
Primarily consists of the release of accumulated other comprehensive income items related to unamortized actuarial losses related to Dow Corning’s pension plan and foreign currency translation gains in the amounts of $260 million and $45 million, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

Investments comprise the following (in millions):
	Ownership interest			June 30, 2016	December 31, 2015
Affiliated companies accounted for by the equity method
Dow Corning (1)		50%			$1,483
All other (1)	20%	to	50%	$279	422
				279	1,905
Other investments				67	70
Subtotal Investment Assets				$346	$1,975

Affiliated companies accounted for by the equity method
HSG (2)(3)		50%		$361
Subtotal Investment Liabilities				$361

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies at June 30, 2016 and December 31, 2015. Corning does not control any of such entities.
(2)	The negative carrying value of the investment in HSG, recorded in Other Liabilities, was reduced by $22 million due to equity earnings recognized for the month of June, 2016.
(3)	HSG indirectly holds an 80.5% interest in a HSG operating partnership.

Dow Corning Corporation
For the period ended June 30, 2016, Corning reported Dow Corning equity earnings and dividends through May 31, 2016, the transaction date.  Dow Corning information presented below is shown for the two and five months ended May 31, 2016 (in millions):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Statement of Operations:
Net sales	$898	$1,424	$2,215	$2,788
Gross profit (1)	$238	$364	$588	$722
Net income attributable to Dow Corning (2)	$52	$113	$163	$298
Corning’s equity in earnings of Dow Corning	$26	$57	$82	$149

(1)	Gross profit for the three and six months ended June 30, 2016 includes research and development costs of $43 million and $100 million (2015: $63 million and $125 million).
(2)	In the first half of 2015 Dow Corning’s net income included a pre-tax gain of $178 million on the settlement of long-term sales agreements.

© 2016 Corning Incorporated. All Rights Reserved.

10.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended June 30, 2016 and December 31, 2015 is as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	All Other	Total

Balance at December 31, 2015	$439	$128	$150	$562	$101	$1,380
Acquired goodwill (1)	175					175
Foreign currency translation adjustment	8	1		4	1	14
Balance at June 30, 2016	$622	$129	$150	$566	$102	$1,569

(1)	The Company completed an acquisition in the Optical Communications segment during the first half of 2016 with a purchase price of $296 million.

Corning’s gross goodwill balances for the periods ended June 30, 2016 and December 31, 2015 were $8.1 billion and $7.9 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended June 30, 2016 and December 31, 2015, and were generated primarily through goodwill impairments related to the Optical Communications segment.

Other intangible assets are as follows (in millions):
	June 30, 2016			December 31, 2015
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$367	$171	$196	$350	$162	$188
Customer lists and other	733	125	608	621	103	518
Total	$1,100	$296	$804	$971	$265	$706

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first six months of 2016, primarily due to acquisitions of $117 million of other intangible assets and foreign currency translation adjustments of $10 million, offset by amortization of $29 million.

Amortization expense related to these intangible assets is estimated to be $67 million for 2016, $72 million annually from 2017 to 2019, and $67 million annually from 2020 to 2021.

© 2016 Corning Incorporated. All Rights Reserved.

11.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015

Service cost	$21	$22	$43	$45	$2	$4	$4	$7
Interest cost	31	37	62	73	6	8	13	16
Expected return on plan assets	(41)	(44)	(83)	(89)
Amortization of net loss						1		2
Amortization of prior service cost (credit)	2	1	3	3	(1)	(2)	(2)	(3)
Recognition of actuarial loss	28	8	35	8
Total pension and postretirement benefit expense	$41	$24	$60	$40	$7	$11	$15	$22

12.	Other Liabilities

Other liabilities follow (in millions):
	June 30, 2016	December 31, 2015
Current liabilities:
Wages and employee benefits	$386	$491
Income taxes	82	53
Asbestos and other litigation reserves	76	238
Derivative instruments	211	55
Other current liabilities	476	471
Other accrued liabilities	$1,231	$1,308

Non-current liabilities:
Asbestos and other litigation reserves	$394	$440
Derivative instruments	1,400	88
Investment in Hemlock Semiconductor Group (1)	361
Defined benefit pension plan liabilities	740	672
Other non-current liabilities	1,010	1,042
Other liabilities	$3,905	$2,242

(1)	The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.

Asbestos Litigation

Corning and PPG each owned 50% of the capital stock of PCC.  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Refer to Note 3 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information on the asbestos litigation.

© 2016 Corning Incorporated. All Rights Reserved.

13.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for translated earnings contracts of $19.1 billion at June 30, 2016 (at December 31, 2015: $12.0 billion), including purchased and zero-cost collars of $3.7 billion (at December 31, 2015: $5.6 billion) and average rate forwards of $15.4 billion (at December 31, 2015: $6.4 billion).  With respect to the purchased and zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased and zero-cost collars, either the put or the call option can be exercised at maturity.  As of June 30, 2016, the total net notional value of the purchased and zero-cost collars was $1.9 billion (at December 31, 2015: $2.9 billion).

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2016 and December 31, 2015 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	June 30, 2016	Dec. 31, 2015		June 30, 2016	Dec. 31, 2015		June 30, 2016	Dec. 31, 2015

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$ 584	$ 782	Other current assets	$ 2	$ 5	Other accrued liabilities	$ (55)	$ (10)
			Other assets		1	Other liabilities	(25)	(23)

Interest rate contracts	550	550	Other assets	10		Other liabilities		(4)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	717	1,095	Other current assets	3	6	Other accrued liabilities	(53)	(12)

Translated earnings contracts	19,128	11,972	Other current assets	98	511	Other accrued liabilities	(103)	(33)
			Other assets	67	472	Other liabilities	(1,375)	(61)

Total derivatives	$20,979	$14,399		$180	$995		$(1,611)	$(143)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2016 Corning Incorporated. All Rights Reserved.

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended June 30, 2016 and 2015 (in millions):
	Effect of designated derivative instruments on the consolidated financial statements for the three months ended June 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective) (1)
	2016	2015		2016	2015

Interest rate hedges		$6	Sales		$5
			Cost of sales	$(9)	4
Foreign exchange contracts	$(35)	7

Total cash flow hedges	$(35)	$13		$(9)	$9

(1)	The amount of hedge ineffectiveness at June 30, 2016 and 2015 was insignificant.

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the six months ended June 30, 2016 and 2015 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the six months ended June 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective) (1)
	2016	2015		2016	2015

Interest rate hedges		$(7)	Sales	$1	$10
			Cost of sales	(14)	6
Foreign exchange contracts	$(63)	34

Total cash flow hedges	$(63)	$27		$(13)	$16

(1)	The amount of hedge ineffectiveness at June 30, 2016 and 2015 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015

Foreign exchange contracts – balance sheet	Foreign currency hedge gain (loss), net	$(13)	$2	$(28)	$13
Foreign exchange contracts – loans	Foreign currency hedge gain (loss), net	(22)		(44)	2
Foreign currency hedges related to translated earnings	Foreign currency hedge gain (loss), net	(1,201)	162	(2,058)	191

Total undesignated		$(1,236)	$164	$(2,130)	$206

© 2016 Corning Incorporated. All Rights Reserved.

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Other current assets (1)	$103		$103
Non-current assets:
Other assets (1)(2)	$344		$107	$237

Current liabilities:
Other accrued liabilities (1)	$211		$211
Non-current liabilities:
Other liabilities (1)(2)	$1,408		$1,400	$8

(1)
Derivative assets and liabilities include foreign exchange forward and zero-cost collar contracts, and interest rate swaps which are measured using observable quoted prices for similar assets and liabilities.

(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets or liabilities which are measured by applying an option pricing model using projected future revenue and forecasted foreign exchange rates.

© 2016 Corning Incorporated. All Rights Reserved.

		Fair value measurements at reporting date using
	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$100	$100
Other current assets (1)	$522		$522
Non-current assets:
Other assets (1)(2)	$752		$506	$246

Current liabilities:
Other accrued liabilities (1)	$55		$55
Non-current liabilities:
Other liabilities (1)(2)	$98		$88	$10

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets or liabilities which are measured by applying an option pricing model using projected future revenues.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of June 30, 2016 and December 31, 2015, the fair value of the potential receipt of the contingent consideration in 2018 was $237 million and $246 million, respectively.

As a result of the acquisitions of the fiber-optics business of Samsung Electronics Co., Ltd., the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  As of June 30, 2016, the fair value of the contingent consideration payable is $8 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the six months ended June 30, 2016.

15.      Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 2,300 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of June 30, 2016, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

On July 15, 2015, Corning’s Board of Directors approved a $2 billion share repurchase program (the “July 2015 Repurchase Program”) and on October 26, 2015 the Board of Directors authorized an additional $4 billion share repurchase program (together with the July 2015 Repurchase Program, the “2015 Repurchase Program”).  The 2015 Repurchase Program permits Corning to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated repurchase agreements and/or other arrangements.

© 2016 Corning Incorporated. All Rights Reserved.

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

In addition to the shares repurchased through the 2015 ASR agreement, during the three and six months ended June 30, 2016, we repurchased 40.9 million and 80.7 million shares of common stock for $810 million and $1,561 million, respectively, as part of the 2015 Repurchase Program.

Accumulated Other Comprehensive Income

In the three and six months ended June 30, 2016 and 2015, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation adjustment component and the unamortized actuarial losses component.

A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$(743)	$(837)	$(1,171)	$(581)
Other comprehensive income (loss)	240	(62)	625	(236)
Equity method affiliates	(44)	22	(1)	(60)
Net current-period other comprehensive income	196	(40)	624	(296)
Ending balance	$(547)	$(877)	$(547)	$(877)

In the second quarter of 2016, $45 million cumulative foreign currency translation gain was released as a result of the realignment of Dow Corning and included in the gain on realignment of equity investment.

In the second quarter of 2016, a $22 million cumulative foreign currency translation loss was released as a result of the contribution of our investment in PCE to the PCC litigation trust and included in selling, general and administrative expenses.

There were no material tax effects related to foreign currency translation gains and losses.

A summary of changes in the unamortized actuarial gains (losses) component of AOCI is as follows (in millions) (1):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$(588)	$(708)	$(588)	$(709)
Other comprehensive income (loss) before reclassifications (2)	(29)	(9)	(35)
Amounts reclassified from accumulated other comprehensive income (2)	29	8	36	10
Equity method affiliates (3)	265	6	264	(4)
Net current-period other comprehensive income	265	5	265	6
Ending balance	$(323)	$(703)	$(323)	$(703)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Tax effects are not significant.
(3)	For the three and six months ended June 30, 2016, amounts are net of total tax expense of $(19) million. For the three and six months ended June 30, 2015, tax effects are not significant.

© 2016 Corning Incorporated. All Rights Reserved.

In the second quarter of 2016, a $260 million cumulative unamortized actuarial loss, net of tax of $19 million, was released as a result of the realignment of Dow Corning and included in the gain on realignment of equity investment.

In the second quarter of 2016, a $2 million cumulative unamortized actuarial loss was released as a result of the contribution of our investment in PCE to the PCC litigation trust and included in selling, general and administrative expenses.

16.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $14 million and $15 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $23 million and $25 million for the six months ended June 30, 2016 and 2015, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the six months ended June 30, 2016:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2015	42,738	$19.40
Granted	1,624	19.93
Exercised	(2,087)	13.13
Forfeited and Expired	(4,256)	26.08
Options Outstanding as of June 30, 2016	38,019	19.02	4.06	$110,178
Options Expected to Vest as of June 30, 2016	37,968	19.02	4.05	110,158
Options Exercisable as of June 30, 2016	33,177	18.78	3.36	108,177

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2016, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of June 30, 2016, there was approximately $9 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  Compensation cost related to stock options was approximately $5 million and $7 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $8 million and $11 million for the six months ended June 30, 2016 and 2015, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

Proceeds received from the exercise of stock options were $27 million and $98 million for the six months ended June 30, 2016 and 2015, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the six months ended June 30, 2016 and 2015 was approximately $15 million and $46 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the three and six months ended June 30, 2016 and 2015, respectively.  Refer to Note 5 (Income Taxes) to the Consolidated Financial Statements.

The following inputs were used for the valuation of option grants under our stock option plans:
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016			2015
Expected volatility	40.2%	44.5%	40.2	-	43.1%	44.5	-	44.9%
Weighted-average volatility	40.2%	44.5%	40.2	-	43.1%	44.5	-	44.9%
Expected dividends	2.89%	2.24%	2.89	-	2.94%	1.92	-	2.24%
Risk-free rate	1.6%	1.9%	1.5	-	1.6%	1.9	-	1.9%
Average risk-free rate	1.6%	1.9%	1.5	-	1.6%	1.9	-	1.9%
Expected term (in years)	7.4	7.2	7.4	-	7.4	7.2	-	7.2
Pre-vesting departure rate	0.6%	0.6%	0.6	-	0.6%	0.6	-	0.6%

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

© 2016 Corning Incorporated. All Rights Reserved.

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2015, and changes which occurred during the six months ended June 30, 2016:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2015	5,242	$17.91
Granted	1,279	20.44
Vested	(1,635)	14.25
Forfeited	(49)	21.00
Non-vested shares and share units at June 30, 2016	4,837	$19.79

As of June 30, 2016, there was approximately $37 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $9 million and $8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $15 million and $14 million for the six months ended June 30, 2016 and 2015, respectively.

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

© 2016 Corning Incorporated. All Rights Reserved.

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2016
Net sales	$801	$782	$259	$266	$215	$37	$2,360
Depreciation (1)	$149	$43	$33	$27	$13	$11	$276
Amortization of purchased intangibles		$8			$5	$2	$15
Research, development and engineering expenses (2)	$17	$36	$26	$34	$6	$45	$164
Restructuring, impairment and other charges	$2			$12	$1	$1	$16
Equity in earnings of affiliated companies						$(8)	$(8)
Income tax (provision) benefit	$(86)	$(39)	$(19)	$(19)	$(8)	$23	$(148)
Net income (loss) (3)	$204	$77	$37	$38	$17	$(55)	$318

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended June 30, 2015
Net sales	$789	$800	$260	$272	$211	$11	$2,343
Depreciation (1)	$152	$43	$32	$27	$15	$11	$280
Amortization of purchased intangibles		$11			$5		$16
Research, development and engineering expenses (2)	$26	$35	$23	$29	$6	$44	$163
Restructuring, impairment and other charges				$3			$3
Equity in earnings of affiliated companies	$(3)					$6	$3
Income tax (provision) benefit	$(136)	$(37)	$(22)	$(22)	$(9)	$21	$(205)
Net income (loss) (3)	$303	$77	$46	$44	$18	$(45)	$443

© 2016 Corning Incorporated. All Rights Reserved.

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Six months ended June 30, 2016
Net sales	$1,506	$1,391	$523	$493	$419	$75	$4,407
Depreciation (1)	$300	$84	$65	$55	$28	$22	$554
Amortization of purchased intangibles		$15			$10	$4	$29
Research, development and engineering expenses (2)	$35	$73	$51	$65	$12	$92	$328
Restructuring, impairment and other charges	$16	$6	$5	$24	$5	$61	$117
Equity in earnings of affiliated companies						$(5)	$(5)
Income tax (provision) benefit	$(179)	$(50)	$(35)	$(31)	$(14)	$66	$(243)
Net income (loss) (3)	$413	$94	$71	$64	$29	$(140)	$531

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Six months ended June 30, 2015
Net sales	$1,597	$1,497	$542	$544	$408	$20	$4,608
Depreciation (1)	$308	$81	$61	$53	$30	$20	$553
Amortization of purchased intangibles		$17			$10		$27
Research, development and engineering expenses (2)	$50	$68	$46	$60	$11	$89	$324
Restructuring, impairment and other charges		$(1)		$3			$2
Equity in earnings of affiliated companies	$(5)					$8	$3
Income tax (provision) benefit	$(268)	$(66)	$(45)	$(43)	$(17)	$44	$(395)
Net income (loss) (3)	$597	$134	$94	$82	$34	$(93)	$848

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
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

© 2016 Corning Incorporated. All Rights Reserved.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income of reportable segments	$373	$488	$671	$941
Net loss of All Other	(55)	(45)	(140)	(93)
Unallocated amounts:
Net financing costs (1)	(29)	(25)	(58)	(49)
Stock-based compensation expense	(14)	(15)	(23)	(25)
Exploratory research	(28)	(28)	(55)	(54)
Corporate contributions	(16)	(12)	(23)	(24)
Gain on realignment of equity investment	2,676		2,676
Equity in earnings of affiliated companies, net of impairments (2)	48	59	104	153
Unrealized loss on foreign currency hedges related to translated earnings	(1,253)	(10)	(2,203)	(130)
Resolution of Department of Justice investigation	(98)		(98)
Income tax benefit	653	95	1,054	197
Other corporate items	(50)	(11)	(66)	(13)
Net income	$2,207	$496	$1,839	$903

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.
(2)	Primarily represents the equity earnings of Dow Corning.

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2015 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2015 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 30, 2016.

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

Our financial strength also allows us to increase our return to shareholders.  Through 2019, we expect to generate and deploy over $26 billion and return greater than $12.5 billion to shareholders through share repurchases and dividends.  We are committed to increasing our dividend per common share by at least 10% annually through 2019.

© 2016 Corning Incorporated. All Rights Reserved.

Investing in our Future

Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  In the second quarter and first half of 2016, our spending on research, development and engineering was $192 million and $382 million, respectively, consistent with the same periods in 2015.  We continue to maintain our innovation strategy focusing on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  We continue to make investments aimed at developing new products, including glass substrates for high-performance displays and LCD applications, precision glass for advanced displays, emission control products for cars, trucks and off-road vehicles, products that accelerate drug discovery and manufacturing and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems.  We have also focused our research, development and engineering spending to support the advancement of new product attributes for our Corning® Gorilla® Glass suite of products, including Gorilla Glass in automotive and architectural markets.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic and architectural applications.

Summary of results for the three and six months ending June 30, 2016

Net sales in the second quarter and first half of 2016 were $2.4 billion and $4.4 billion, respectively, compared to $2.3 billion and $4.6 billion in the same periods in 2015.  The slight increase in sales in the second quarter was led by the impact of the acquisition of a glass tubing business and the formation of the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015, coupled with slightly higher sales in the Display Technologies and Life Sciences segments, offset by lower sales in the Optical Communications and Specialty Materials segments.  The decrease in sales in the first half of 2016 was primarily due to price declines in the Display Technologies segment and production issues in the Optical Communications segment related to the implementation of new manufacturing software, which limited our ability to fulfill customer orders.  Production returned to normal levels during the second quarter.

In the second quarter of 2016, we generated net income of $2.2 billion or $1.87 per share, compared to net income of $496 million or $0.36 per share for the same period in 2015.  The increase in net income was driven by the following items (amounts presented after-tax):

•	A $2.7 billion non-taxable gain and $105 million positive tax adjustment on the strategic realignment of our ownership interest in Dow Corning completed on May 31, 2016; and
•	The gain of $25 million on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation.

Partially offsetting these events were the following items:

•
The increase in unrealized losses from our foreign currency hedges related to translated earnings in the amount of $784 million, driven by the impact of the significant strengthening of the Japanese yen during the second quarter of 2016 on our larger hedge contract portfolio.  In January 2016, we purchased additional yen-denominated hedge contracts that extended our coverage through 2022;

© 2016 Corning Incorporated. All Rights Reserved.

•
Lower net income in the Display Technologies segment, down $99 million, or 33%, primarily driven by price declines slightly higher than 10% and a decrease of $75 million in net realized gains from our yen and won-denominated currency hedge contracts, offset by a low single-digit percentage increase in volume and the positive impact on operations from the strengthening of the Japanese yen versus the U.S. dollar exchange rate; and

•	The resolution of an investigation by the U.S. Department of Justice and related costs in the total amount of $86 million.

The translation impact of fluctuations in foreign currency exchange rates positively affected Corning’s consolidated net income in the three months ended June 30, 2016 in the amount of $59 million when compared to the same period in 2015, largely due to the strengthening of the Japanese yen.  This impact was offset by a decrease of $75 million in the realized gain from our foreign currency translation hedges related to translated earnings.

In the first half of 2016, we generated net income of $1.8 billion or $1.53 per share, compared to net income of $903 million or $0.65 per share for the same period in 2015.  The increase in net income in the first six months of 2016 was driven by the items positively impacting the second quarter described above, offset partially by the following items (amounts presented after tax):

•
The increase in unrealized losses from our foreign currency hedges related to translated earnings in the amount of $1.3 billion, driven by the impact of the significant strengthening of the Japanese yen during the first six months of 2016 on our larger hedge contract portfolio;

•
Lower net income in the Display Technologies segment, down $184 million, or 31%, primarily driven by price declines slightly higher than 10% and a decrease of $116 million in net realized gains from our yen and won-denominated currency hedge contracts, offset by the positive impact on operations from the strengthening of the Japanese yen versus the U.S. dollar exchange rate;

•
A decrease of $40 million, or 30%, in the Optical Communications segment, driven primarily by production issues related to the implementation of new manufacturing software, which limited our ability to fulfill customer orders; and

•	The resolution of an investigation by the U.S. Department of Justice and related costs in the total amount of $86 million.

The translation impact of fluctuations in foreign currency exchange rates positively affected Corning’s consolidated net income in the six months ended June 30, 2016 in the amount of $88 million when compared to the same period in 2015, largely due to the strengthening of the Japanese yen versus the U.S. dollar.  This impact was offset by a decrease of $109 million in the realized gain from our foreign currency translation hedges related to translated earnings.

2016 Corporate Outlook
In 2016, Corning expects its Display Technologies segment to experience continued moderate sequential LCD glass price declines and LCD glass demand to grow in the mid-single digit percentage year over year, in line with total glass demand growth.  We anticipate that a rise in global demand for Corning’s carrier and enterprise network products will drive an increase in sales in our Optical Communications segment.  When compared to 2015, we expect sales to be down slightly in the Environmental Technologies segment, driven by lower year-over-year demand for heavy-duty diesel products, and in the Specialty Materials segment, to be consistent or down slightly, due to lower retail demand for smartphones and tablets.  We will continue to execute our strategy and capital allocation framework begun in the fourth quarter of 2015, under which we plan to grow and sustain our leadership position in our markets and return more than $12.5 billion to shareholders through 2019.

© 2016 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15

Net sales	$2,360	$2,343	1%	$4,407	$4,608	(4)%

Gross margin	$951	$975	(2)%	$1,715	$1,904	(10)%
(gross margin %)	40%	42%		39%	41%

Selling, general and administrative expenses	$499	$337	48%	$802	$653	23%
(as a % of net sales)	21%	14%		18%	14%

Research, development and engineering expenses	$192	$191	1%	$382	$380	1%
(as a % of net sales)	8%	8%		9%	8%

Equity in earnings of affiliated companies	$41	$62	(34)%	$100	$156	(36)%
(as a % of net sales)	2%	3%		2%	3%

Translated earnings contract (loss) gain, net	$(1,201)	$162	*	$(2,058)	$191	*
(as a % of net sales)	(51)%	7%		(47)%	4%

Gain on realignment of equity investment	$2,676		*	$2,676		*
(as a % of net sales)	113%			61%

Income before income taxes	$1,703	$606	181%	$1,031	$1,099	(6)%
(as a % of net sales)	72%	26%		23%	24%

Benefit (provision) for income taxes	$504	$(110)	*	$808	$(196)	*
(as a % of net sales)	21%	(5)%		18%	(4)%

Net income attributable to Corning Incorporated	$2,207	$496	345%	$1,839	$903	104%
(as a % of net sales)	94%	21%		42%	20%

*	Percent change not meaningful.

© 2016 Corning Incorporated. All Rights Reserved.

Net Sales
The following table presents net sales by reportable segment (in millions):
	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Display Technologies	$801	$789	2%	$1,506	$1,597	(6)%
Optical Communications	782	800	(2)%	1,391	1,497	(7)%
Environmental Technologies	259	260	-	523	542	(4)%
Specialty Materials	266	272	(2)%	493	544	(9)%
Life Sciences	215	211	2%	419	408	3%
All Other	37	11	236%	75	20	275%
Total net sales	$2,360	$2,343	1%	$4,407	$4,608	(4)%

For the three months ended June 30, 2016, net sales increased by $17 million, or 1%, when compared to the same period in 2015.  The primary sales drivers by segment were as follows:

•
An increase of $12 million in the Display Technologies segment, driven by a low single-digit percentage increase in volume and the impact of the strengthening of the Japanese yen on operations in the amount of $96 million, partially offset by price declines slightly higher than 10%;

•	A decrease of $18 million in the Optical Communications segment, driven primarily by production issues related to the implementation of new manufacturing software;
•	A decrease in the Environmental Technologies segment in the amount of $1 million. The increase in light-duty substrates of $9 million was offset by a decline of $10 million in diesel products;
•	A decrease of $6 million in the Specialty Materials segment, driven by a decline in volume of Corning Gorilla Glass products;
•	An increase of $4 million in the Life Sciences segment; and
•
An increase of $26 million in the All Other segment, driven by the acquisition of a glass tubing business and the formation of the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015.

For the six months ended June 30, 2016, net sales decreased by $201 million, or 4%, when compared to the same period in 2015.  The primary sales drivers by segment were as follows:

•
A decrease of $91 million in the Display Technologies segment, driven by price declines slightly higher than 10%, offset somewhat by the impact of the strengthening of the Japanese yen on operations in the amount of $136 million;

•	A decrease of $106 million in the Optical Communications segment, driven primarily by production issues related to the implementation of new manufacturing software;
•
A decrease in the Environmental Technologies segment in the amount of $19 million driven by a decline of $32 million in sales of diesel products, offset slightly by an increase of $13 million in sales of light-duty substrates;

•	A decrease of $51 million in the Specialty Materials segment, driven by a decline in volume of Corning Gorilla Glass products;
•	An increase of $11 million in the Life Sciences segment, driven by volume growth in Europe, North America and China; and
•
An increase of $55 million in the All Other segment, driven by the acquisition of a glass tubing business and the formation of the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015.

In the three and six months ended June 30, 2016, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen, positively impacted Corning’s consolidated net sales by $89 million and $113 million, respectively, when compared to the same periods in 2015.

© 2016 Corning Incorporated. All Rights Reserved.

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

Gross Margin
In the three and six months ended June 30, 2016, gross margin dollars and gross margin as a percentage of net sales declined when compared to the same periods last year, down $24 million and 2%, and $189 million and 2%, respectively, primarily driven by price declines in the Display Technologies segment and the impact of a power outage that temporarily halted production at our Tainan, Taiwan manufacturing location in the second quarter of 2016, resulting in asset write-offs and charges for facility repairs.  Additionally, in the first half of 2016, gross margin was negatively impacted by issues with a manufacturing software implementation in the Optical Communications segment which limited our ability to fulfill customer orders.  Lower manufacturing costs in the Specialty Materials segment and the stronger Japanese yen and Korean won versus the U.S. dollar exchange rate partially offset the decline in these periods.

Selling, General and Administrative Expenses
When compared to the second quarter of 2015, selling, general and administrative expenses increased by $162 million in the three months ended June 30, 2016, driven by the following items:

•	An increase of $66 million in acquisition-related costs primarily related to the realignment of our equity interests in Dow Corning and an acquisition completed in the second quarter of 2016;
•
An increase of $52 million in litigation, regulatory and other legal costs related to the resolution of an investigation by the U.S. Department of Justice and an environmental matter, partially offset by the gain on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation;

•	The negative impact of a contingent consideration fair value adjustment of $27 million; and
•	An increase of $19 million in the mark-to-market of our defined benefit pension plans.

When compared to the first half of 2015, selling, general and administrative expenses increased by $149 million in the six months ended June 30, 2016, driven by the following items:

•	An increase of $61 million in acquisition-related costs primarily related to the realignment of our equity interests in Dow Corning and an acquisition completed in the second quarter of 2016;
•
An increase of $51 million in litigation, regulatory and other legal costs related to the resolution of an investigation by the U.S. Department of Justice and an environmental matter, partially offset by the gain on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation;

•	A $16 million change in the contingent consideration fair value adjustment; and
•	An increase of $26 million in the mark-to-market of our defined benefit pension plans.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses
For the three and six months ended June 30, 2016, research, development and engineering expenses and as a percentage of sales were relatively consistent with the same periods last year.

© 2016 Corning Incorporated. All Rights Reserved.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity earnings of affiliated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2016 (1)	2015	2016 (1)	2015
Dow Corning Corporation	$26	$57	$82	$149
Hemlock Semiconductor Group	22		22
All other	(7)	5	(4)	7
Total equity earnings	$41	$62	$100	$156

(1)
Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.  Results also include gross equity earnings for Hemlock Semiconductor Group from the date of the realignment to June 30, 2016.

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning Corporation (“Dow Corning”) pursuant to the Transaction Agreement announced on December 10, 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which holds an equity interest in Hemlock Semiconductor Group and approximately $4.8 billion in cash.

The equity in earnings line on our income statement for the six months ending June 30, 2016 reflects both the equity earnings from the silicones and polysilicones (Hemlock Semiconductor) businesses of Dow Corning from January 1, 2016 through May 31, 2016, the closing date of the Transaction Agreement, and one month of equity earnings from Hemlock Semiconductor Group.  Prior to the realignment of Dow Corning, equity earnings from the Hemlock Semiconductor business were reported on the equity in earnings line in Corning’s income statement, net of Dow Corning’s 35% U.S. tax.  Additionally, Corning reported its tax on equity earnings from Dow Corning on the tax provision line on its income statement at a U.S. tax provision rate of 7%.  As part of the realignment, Hemlock Semiconductor Group was converted to a partnership.  Each of the partners is responsible for the taxes on their portion of equity earnings.  Therefore, post-realignment, Hemlock Semiconductor Group’s equity earnings is reported before tax on the equity in earnings line and Corning’s tax is reported on the tax provision line.

Refer to Note 9 (Investments) to the consolidated financial statements for additional information.

© 2016 Corning Incorporated. All Rights Reserved.

Translated earnings contract (loss) gain, net
Included in the line item Translated earnings contract (loss) gain, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won and euro against the U.S. dollar and its impact on our net earnings.  The following table provides detailed information on the impact of our translated earnings contract losses and gains:
	Three months ended June 30, 2016		Three months ended June 30, 2015		Change 2016 vs. 2015
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains, net	$52	$33	$172	$108	$(120)	$(75)
Unrealized (losses) gains	(1,253)	(791)	(10)	(7)	(1,243)	(784)
Total translated earnings contract (loss) gain	$(1,201)	$(758)	$162	$101	$(1,363)	$(859)

	Six months ended June 30, 2016		Six months ended June 30, 2015		Change 2016 vs. 2015
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains, net	$145	$92	$321	$201	$(176)	$(109)
Unrealized (losses) gains	(2,203)	(1,390)	(130)	(82)	(2,073)	(1,308)
Total translated earnings contract (loss) gain	$(2,058)	$(1,298)	$191	$119	$(2,249)	$(1,417)

The gross notional amount outstanding for our foreign currency hedges related to translated earnings is $19.1 billion, and is comprised of the following:  1) Japanese yen-denominated hedges - $16.8 billion; 2) South Korean won-denominated hedges - $2 billion; and 3) euro-denominated hedges - $0.3 billion.

Income Before Income Taxes
The impact of fluctuations in foreign exchange rates positively impacted Corning’s consolidated income before income taxes in the three and six months ended June 30, 2016 when compared to the same periods in 2015 in the amounts of $81 million and $117 million, respectively.

Benefit (Provision) for Income Taxes
Our provision for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Benefit (provision) for income taxes	$504	$(110)	$808	$(196)
Effective tax rate	(29.6%)	18.2%	(78.4%)	17.8%

© 2016 Corning Incorporated. All Rights Reserved.

For the three and six months ended June 30, 2016, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•
The tax-free nature of the realignment of our equity interests in Dow Corning during the period, as well as the release of the deferred tax liability related to Corning’s tax on Dow Corning’s undistributed earnings as of the date of the transaction.

For the three and six months ended June 30, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income attributable to Corning Incorporated	$2,207	$496	$1,839	$903
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$2,183	$472	$1,790	$854
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$2,207	$496	$1,839	$903
Basic earnings per common share	$2.06	$0.38	$1.66	$0.68
Diluted earnings per common share	$1.87	$0.36	$1.53	$0.65

Weighted-average common shares outstanding - basic	1,059	1,246	1,081	1,257
Weighted-average common shares outstanding - diluted	1,182	1,371	1,204	1,383

(1)	Refer to Note 6 (Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income
For the three and six months ended June 30, 2016, comprehensive income increased by $2,184 million and $2,065 million, respectively, when compared to the same periods in 2015, driven by an increase in net income attributable to Corning Incorporated of $1,711 million and $936 million, respectively, the positive impact of $236 million and $920 million, respectively, due to the change in foreign currency translation gains and losses and the release of unamortized actuarial losses as a result of the realignment of our equity interests in Dow Corning on May 31, 2016.

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

Net sales, equity in earnings of affiliated companies and net (loss) income are adjusted to exclude the impacts of changes in the Japanese yen and the South Korean won, gains and losses on our foreign currency hedges related to translated earnings, acquisition-related costs, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management’s discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  With respect to the Company’s outlooks for future periods, it is not able to provide reconciliations for these non-GAAP measures because the Company does not forecast the movement of the Japanese yen and South Korean won against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company’s control.  As a result, the company is unable to provide outlook information on a GAAP basis.

See “Use of Non-GAAP Financial Measures” for details on core performance measures.  For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES
Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Core net sales	$2,440	$2,517	(3)%	$4,611	$4,947	(7)%
Core equity in earnings of affiliated companies	$57	$71	(20)%	$119	$124	(4)%
Core earnings	$434	$522	(17)%	$774	$1,006	(23)%

Core Net Sales
The following table presents core net sales by reportable segment (in millions):
	Three months ended June 30,		% change	Six months ended June 30,		% change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Display Technologies	$880	$963	(9)%	$1,709	$1,935	(12)%
Optical Communications	782	800	(2)%	1,391	1,497	(7)%
Environmental Technologies	259	260		523	542	(4)%
Specialty Materials	266	272	(2)%	493	544	(9)%
Life Sciences	215	211	2%	419	408	3%
All Other	38	11	245%	76	21	262%
Total core net sales	$2,440	$2,517	(3)%	$4,611	$4,947	(7)%

© 2016 Corning Incorporated. All Rights Reserved.

Core net sales decreased by $77 million and $336 million in the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.  In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues in the Display Technologies segment are denominated in Japanese yen, this segment’s net sales are adjusted to remove the impact of translating yen into dollars.

When compared to the second quarter of 2015, core net sales in the Display Technologies segment decreased by $83 million, or 9%, in the second quarter of 2016, driven by price declines slightly higher than 10%, offset slightly by an increase in volume in the low single-digits.

When compared to the first half of 2015, core net sales in the Display Technologies segment decreased by $226 million, or 12%, in the first half of 2016, driven by price declines slightly higher than 10%.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of core equity in earnings of affiliated companies (in millions):
	Three months ended June 30,		Six months ended June 30,
	2016 (1)	2015	2016 (1)	2015

Dow Corning Corporation	$40	$63	$98	$114
Hemlock Semiconductor Group	22		22
All other	(5)	8	(1)	10
Total core equity earnings	$57	$71	$119	$124

(1)
Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.  Results also include gross equity earnings for Hemlock Semiconductor Group from the date of the realignment to June 30, 2016.

Core Earnings
In the three and six months ended June 30, 2016, we generated core earnings of $434 million or $0.37 per share and $774 million, or $0.64 per share, respectively, compared to $522 million or $0.38 per share and $1,006 million and $0.73 per share in the same periods in 2015.  The decrease in 2016 was driven by lower core earnings in the Display Technologies segment, due to price declines slightly higher than 10%, and in the Optical Communications segment, driven by production issues related to the implementation of new manufacturing software, which limited our ability to fulfill customer orders.

Included in core earnings for the three and six months ended June 30, 2016 is net periodic pension expense in the amounts of $13 million and $25 million, respectively, and for the same periods in 2015, $16 million and $32 million, respectively.  Refer to Note 11 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

© 2016 Corning Incorporated. All Rights Reserved.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Core earnings attributable to Corning Incorporated	$434	$522	$774	$1,006
Less: Series A convertible preferred stock dividend	24	24	49	49
Core earnings available to common stockholders - basic	410	498	725	957
Add: Series A convertible preferred stock dividend	24	24	49	49
Core earnings available to common stockholders - diluted	$434	$522	$774	$1,006

Weighted-average common shares outstanding - basic	1,059	1,246	1,081	1,257
Effect of dilutive securities:
Stock options and other dilutive securities	8	10	8	11
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	1,182	1,371	1,204	1,383
Core basic earnings per common share	$0.39	$0.40	$0.67	$0.76
Core diluted earnings per common share	$0.37	$0.38	$0.64	$0.73

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

© 2016 Corning Incorporated. All Rights Reserved.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):
	Three months ended June 30, 2016
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported - GAAP	$2,360	$41	$1,703	$2,207	(29.6)%	1.87
Constant-yen (1)	78	2	75	56		0.05
Constant-won (1)	2		(12)	(9)		(0.01)
Foreign currency hedges related to translated earnings (2)			1,201	758		0.64
Acquisition-related costs (3)			80	74		0.06
Discrete tax items and other tax-related adjustments (4)				(111)		(0.09)
Litigation, regulatory and other legal matters (5)			55	70		0.06
Restructuring, impairment and other charges (6)			11	7		0.01
Equity in earnings of affiliated companies (7)		14	14	13		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			15	12		0.01
Pension mark-to-market (10)			27	18		0.02
Gain on realignment of equity investment (11)			(2,676)	(2,676)		(2.26)
Taiwan power outage (12)			20	15		0.01
Core performance measures	$2,440	$57	$513	$434	15.4%	0.37

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

	Three months ended June 30, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported - GAAP	$2,343	$62	$606	$496	18.2%	0.36
Constant-yen (1)	174	2	141	104		0.08
Constant-won (1)			1
Foreign currency hedges related to translated earnings (2)			(162)	(101)		(0.07)
Acquisition-related costs (3)			12	7		0.01
Litigation, regulatory and other legal matters (5)			2	1
Restructuring, impairment and other charges (6)			3	2
Equity in earnings of affiliated companies (7)		7	7	7		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(11)	(9)		(0.01)
Post-combination expenses (9)			16	10		0.01
Pension mark-to-market (10)			8	5
Core performance measures	$2,517	$71	$623	$522	16.2%	0.38

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

	Six months ended June 30, 2016
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported – GAAP	$4,407	$100	$1,031	$1,839	(78.4)%	1.53
Constant-yen (1)	202	4	185	134		0.11
Constant-won (1)	2	(1)	(32)	(23)		(0.02)
Foreign currency hedges related to translated earnings (2)			2,058	1,298		1.08
Acquisition-related costs (3)			94	84		0.07
Discrete tax items and other tax-related adjustments (4)				(89)		(0.07)
Litigation, regulatory and other legal matters (5)			55	70		0.06
Restructuring, impairment and other charges (6)			120	82		0.07
Equity in earnings of affiliated companies (7)		16	16	15		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			4	3
Pension mark-to-market (10)			34	22		0.02
Gain on realignment of equity investment (11)			(2,676)	(2,676)		(2.22)
Taiwan power outage (12)			20	15		0.01
Core performance measures	$4,611	$119	$909	$774	14.9%	0.64

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

	Six months ended June 30, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported - GAAP	$4,608	$156	$1,099	$903	17.8%	0.65
Constant-yen (1)	339	2	275	202		0.15
Constant-won (1)			1
Foreign currency hedges related to translated earnings (2)			(191)	(119)		(0.09)
Acquisition-related costs (3)			31	20		0.01
Discrete tax items and other tax-related adjustments (4)				11		0.01
Litigation, regulatory and other legal matters (5)			3	2
Restructuring, impairment and other charges (6)			5	5
Equity in earnings of affiliated companies (7)		(34)	(34)	(32)		(0.02)
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(9)	(7)		(0.01)
Post-combination expenses (9)			25	16		0.01
Pension mark-to-market (10)			8	5
Core performance measures	$4,947	$124	$1,213	$1,006	17.1%	0.73

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

(11)	Gain on realignment of equity investment: Gain recorded upon the completion of the strategic realignment of our ownership interest in Dow Corning.
(12)
Taiwan power outage:  Impact of the power outage that temporarily halted production at our Tainan, Taiwan manufacturing location in the second quarter of 2016.  The impact in the second quarter includes asset write-offs and charges for facility repairs, offset somewhat by partial reimbursement through our insurance program.  We expect to receive the remainder of the insurance reimbursement in the latter half of 2016.

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

Display Technologies
The following tables provide net sales and net income for the Display Technologies segment and reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2016		Six months ended June 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$801	$204	$1,506	$413
Constant-yen (1)	78	55	202	136
Constant-won (1)	1	(8)	1	(21)
Foreign currency hedges related to translated earnings (2)		(33)		(91)
Restructuring, impairment and other charges (6)				13
Impacts from the acquisition of Samsung Corning Precision Materials (8)		12		3
Taiwan power outage (12)		7		7
Core performance	$880	$237	$1,709	$460

© 2016 Corning Incorporated. All Rights Reserved.

	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$789	$303	$1,597	$597
Constant-yen (1)	174	105	338	204
Foreign currency hedges related to translated earnings (2)		(108)		(207)
Impacts from the acquisition of Samsung Corning Precision Materials (8)		(10)		(10)
Core performance	$963	$290	$1,935	$584

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
When compared to the same period in 2015, the increase in net sales of $12 million, or 2%, in the second quarter of 2016 was driven by an increase in volume in the low single-digits in percentage terms and the positive impact from the strengthening of the Japanese yen in the amount of $96 million, partially offset by LCD glass price declines slightly higher than 10%.  Sequentially, the worldwide glass market and Corning’s volume increased in the high-single digit percent range in the second quarter and LCD glass price declines were smaller than those experienced in the first quarter.

When compared to the same period in 2015, the decrease in net sales of $91 million, or 6%, in the first six months of 2016 was driven by price declines slightly higher than 10%, partially offset by the positive impact from the strengthening of the Japanese yen in the amount of $136 million.  Volume decreased in the low single-digits compared to the first half of 2015.

Net income in the Display Technologies segment decreased by $99 million, or 33%, in the three months ended June 30, 2016, driven primarily by the price declines described above, a decrease of $75 million in the realized gain from our yen and won-denominated currency hedges and the negative impact from the change in the contingent consideration fair value adjustment in the amount of $22 million, offset by the positive impact of the strengthening of the yen, an increase in volume in the low single-digits in percentage terms, improvements in manufacturing efficiency and a decline in operating expenses.

Net income in the Display Technologies segment decreased by $184 million, or 31%, in the six months ended June 30, 2016, driven primarily by the price declines described above, a decrease of $116 million in the realized gain from our yen and won-denominated currency hedges and the negative impact from the change in the contingent consideration fair value adjustment in the amount of $13 million, offset by the positive impact of the strengthening of the yen, improvements in manufacturing efficiency and a decline in operating expenses.

Core Performance
When compared to the same periods in 2015, core net sales in the Display Technologies segment decreased by $83 million, or 9%, and $226 million, or 12%, in the second quarter and first half of 2016, respectively, driven by price declines slightly higher than 10%.  Core earnings also declined, down $53 million, or 18%, and $124 million, or 21%, respectively, driven by price declines slightly higher than 10%, offset by improvements in manufacturing efficiency and a decline in operating expenses.  Volume increased in the low single-digits in the second quarter and decreased in the low single-digits in the first half of 2016.

Outlook:
In the third quarter, demand for Corning’s LCD glass is expected to increase by a mid-single digit percentage sequentially, and the company expects price declines to remain moderate and consistent with the second quarter.

© 2016 Corning Incorporated. All Rights Reserved.

Optical Communications
The following tables provide net sales and net income for the Optical Communications segment and reconcile the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2016		Six months ended June 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$782	$77	$1,391	$94
Acquisition-related costs (3)		9		13
Restructuring, impairment and other charges (6)				5
Core performance	$782	$86	$1,391	$112

	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$800	$77	$1,497	$134
Acquisition-related costs (3)		4		14
Restructuring, impairment and other charges (6)				(1)
Post-combination expenses (9)		10		16
Core performance	$800	$91	$1,497	$163

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
In the second quarter and first half of 2016, net sales of the Optical Communications segment decreased by $18 million, or 2%, and $106 million, or 7%, respectively, when compared to the same periods in 2015.  The 2016 decline was driven by production issues related to the implementation of new manufacturing software, which constrained our ability to manufacture product and limited our ability to fulfill customer orders.  Production returned to normal levels towards the end of the second quarter of 2016.  Net sales were not materially impacted in the second quarter and were negatively impacted in the amount of $8 million from movements in foreign exchange rates in the six months ended June 30, 2016 when compared to the same periods in 2015.

Net income in the second quarter of 2016 was consistent with the second quarter of 2015.  The decrease in net income of $40 million, or 30%, in the six months ended June 30, 2016 was primarily driven by production issues related to the implementation of new manufacturing software.  Movements in foreign exchange rates positively impacted segment net income in the amounts of $3 million and $7 million in the three and six months ended June 30, 2016 when compared to the same periods in 2015.

Core Performance
Core earnings decreased in the three and six months of 2016 by $5 million, or 5%, and $51 million, or 31%, respectively, driven by the items impacting our As Reported results described above.

Outlook:
In the third quarter, Corning expects Optical Communications demand to remain strong and sales to grow approximately 10% on a year-over-year basis.

© 2016 Corning Incorporated. All Rights Reserved.

Environmental Technologies
The following table provides net sales and net income for the Environmental Technologies segment and reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2016		Six months ended June 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$259	$37	$523	$71
Restructuring, impairment and other charges (6)				3
Core performance measures	$259	$37	$523	$74

	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$260	$46	$542	$94
Core performance measures	$260	$46	$542	$94

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
In the three months ended June 30, 2016, net sales of this segment remained relatively consistent with the same period in 2015, with an increase of $9 million in light-duty substrates and $6 million in light-duty diesel products offset by a decline of $16 million in heavy-duty diesel products.  In the six months ended June 30, 2016, net sales decreased by $19 million driven by lower sales of diesel products due to the weakening of the North American truck market, offset partially by an increase of $14 million in sales of light-duty substrates, driven by strength in the North American and European markets.  Movements in foreign exchange rates negatively impacted segment net sales in the amounts of $3 million and $10 million, respectively, in the second quarter and first half of 2016, when compared to the same periods in 2015.

Net income decreased by $9 million, or 20%, and $23 million, or 24%, respectively, driven by lower sales of heavy-duty diesel products.  Movements in foreign exchange rates versus the U.S. dollar negatively impacted net income in this segment in the amount of $2 million and $4 million, respectively, in the second quarter and first half of 2016, when compared to the same periods in 2015.

Core Performance
Core earnings decreased by $9 million, or 20%, and $20 million, or 21%, in the second quarter and first half of 2016, driven by the items impacting our As Reported results described above.

Outlook:
In the third quarter, the company anticipates Environmental Technologies sales will decline slightly on a year-over-year basis due to foreign exchange rates.  Demand for light-duty products in the automotive market is expected to remain strong, while weakness will likely continue in the heavy-duty truck market in North America and China.

© 2016 Corning Incorporated. All Rights Reserved.

Specialty Materials
The following tables provide net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2016		Six months ended June 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$266	$38	$493	$64
Constant-yen (1)				(1)
Constant-won (1)				(1)
Restructuring, impairment and other charges (6)		6		14
Taiwan power outage (12)		4		4
Core performance	$266	$48	$493	$80

	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$272	$44	$544	$82
Constant-yen (1)		(2)		(3)
Foreign currency hedges related to translated earnings (2)				5
Restructuring, impairment and other charges (6)		2		6
Core performance	$272	$44	$544	$90

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales for the three and six months ended June 30, 2016 decreased by $6 million, or 2%, and $51 million, or 9%, respectively, when compared to the same periods in 2015, driven by a decline in volume of Corning Gorilla Glass products.  The mobile consumer electronics industry is experiencing lower smartphone and tablet demand in 2016, driven by worldwide macroeconomic conditions, fewer major product launches and longer repurchases cycles.  Movements in foreign exchange rates did not materially impact net sales in the Specialty Materials segment in the three and six months ended June 30, 2016 when compared to the same periods of 2015.

When compared to the same periods last year, the decrease in net income of $6 million, or 14%, and $18 million, or 22%, respectively, in the three and six months ended June 30, 2016, was driven by the decrease in sales of Corning Gorilla Glass products described above, higher restructuring, impairment and other charges and the impact of a power outage that temporarily halted production at our Tainan, Taiwan manufacturing location, offset somewhat by lower manufacturing costs.  Movements in foreign exchange rates did not materially impact net income in the Specialty Materials segment in the three and six months ended June 30, 2016 when compared to the same periods of 2015.

Core Performance
Core earnings increased by $4 million, or 9%, for the three months ended June 30, 2016, driven by lower manufacturing costs, offset partially by lower sales of Corning Gorilla Glass products and higher research and development costs.  Core earnings declined by $10 million, or 11%, for the six months ended June 30, 2016, driven primarily by a decline in sales of Corning Gorilla Glass products and higher research and development costs.  Movements in foreign exchange rates did not materially impact core earnings in the Specialty Materials segment in the three and six months ended June 30, 2016 when compared to the same periods of 2015.

© 2016 Corning Incorporated. All Rights Reserved.

Outlook:
Third-quarter segment sales are expected to be consistent with last year’s third-quarter sales, and up sequentially, due to increased Gorilla Glass demand as the mobile device supply chain ramps up for new product launches in the second half of this year.

Full-year sales for Specialty Materials are expected to be consistent with, or down slightly from 2015.

Life Sciences
The following tables provide net sales and net income for the Life Sciences segment and reconcile the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended June 30, 2016		Six months ended June 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported – GAAP	$215	$17	$419	$29
Acquisition-related costs (3)		3		6
Restructuring, impairment and other charges (6)		1		4
Core performance	$215	$21	$419	$39

	Three months ended June 30, 2015		Six months ended June 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported – GAAP	$211	$18	$408	$34
Acquisition-related costs (3)		3		6
Core performance	$211	$21	$408	$40

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales increased by $4 million, or 2%, and $11 million, or 3%, in the three and six months ended June 30, 2016 when compared to the same period last year, driven by volume growth in Europe, North America and China, slightly offset by the impact of movements in foreign exchange rates in the amounts of $2 million and $5 million, respectively.

Net income declined by $1 million, or 6%, and $5 million, or 15%, respectively, when compared to the second quarter and first half of 2015, driven by the negative impact of movements in foreign exchange rates in the amounts of $2 million and $3 million, respectively.

Core Performance
Core earnings in the three and six months ended June 30, 2016 were consistent with the prior year.

Outlook:
Third-quarter sales are expected to grow by a low single-digit percentage.

© 2016 Corning Incorporated. All Rights Reserved.

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

The following table provides net sales and other data for All Other (in millions):
	Three months ended June 30,		Six months ended June 30,
As Reported	2016	2015	2016	2015

Net sales	$37	$11	$75	$20
Research, development and engineering expenses	$45	$44	$92	$89
Equity earnings of affiliated companies	$(8)	$6	$(5)	$8
Net loss	$(55)	$(45)	$(140)	$(93)

The increase in net sales of this segment in the three and six months ended June 30, 2016 reflects the impact of an acquisition in the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015 and an increase in sales in our emerging businesses.  The increase in the net loss of this segment was driven by asset write-offs in emerging businesses, offset slightly by the addition of the Corning Pharmaceutical Technologies business net income.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
The following items impacted Corning’s financing and capital structure in the six months ended June 30, 2016 and 2015:

2016
On July 20, 2016, Corning’s Board of Directors approved a $1 billion increase to our commercial paper program, raising it to $2 billion.  If needed, this program is supported by our $2 billion revolving credit facility that expires in 2019.

2015
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  We can redeem these debentures at any time, subject to certain stipulations.

Common Stock Dividends
On February 3, 2016, Corning’s Board of Directors declared a 12.5% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.12 to $0.135 per share of common stock, beginning with the dividend paid in the first quarter of 2016.  This increase marks the fifth dividend increase since October 2011.

Share Repurchase Program
On January 19, 2016, Corning received an additional 15.9 million shares to settle the ASR that Corning entered into with Morgan Stanley to repurchase $1.25 billion of Corning’s common stock under the 2015 ASR agreement.

© 2016 Corning Incorporated. All Rights Reserved.

In addition, during the three and six months ended June 30, 2016, the Company repurchased 40.9 million and 80.7 million shares of common stock for $810 million and $1,561 million, respectively, through open market repurchases as part of its 2015 Repurchase Program.

On July 27, 2016, the Company announced its plan to initiate a new $2 billion accelerated share repurchase program on July 28, 2016, under its $4 billion share repurchase program authorization dated on October 26, 2015.

Capital Spending
Capital spending totaled $533 million and $641 million for the six months ended June 30, 2016 and 2015, respectively.  Spending in the first six months of 2016 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2016 capital spending to be approximately $1.3 billion.

Cash Flow
Summary of cash flow data (in millions):
	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$443	$1,148
Net cash provided by (used in) investing activities	$4,238	$(623)
Net cash used in financing activities	$(2,123)	$(609)

Net cash provided by operating activities decreased in the six months ended June 30, 2016 when compared to the same period last year, driven largely by a decrease in net income adjusted for the gain on the realignment of Dow Corning and the loss on translated earnings contracts, a decline in dividends received from equity affiliates, higher tax payments and the change in unrealized translation gains and losses on transactions.

Net cash provided by investing activities increased substantially in the six months ended June 30, 2016, when compared to the same period last year, driven by the cash received on the realignment of Dow Corning and a decrease in acquisition spending, offset slightly by a decrease in realized gains on our translated earnings contracts.

Net cash used in financing activities in the six months ended June 30, 2016 increased when compared to the same period last year, driven by an increase in share repurchases, net commercial paper repayments and the absence of cash received from the issuance of long-term debt in the second quarter of 2015.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of June 30, 2016	As of December 31, 2015

Working capital	$8,299	$5,455
Current ratio	4.4:1	2.9:1
Trade accounts receivable, net of allowances	$1,544	$1,372
Days sales outstanding	59	55
Inventories	$1,501	$1,385
Inventory turns	3.8	4.0
Days payable outstanding (1)	42	42
Long-term debt	$3,918	$3,890
Total debt to total capital	18%	19%

(1)	Includes trade payables only.

© 2016 Corning Incorporated. All Rights Reserved.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2015 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	BBB+	Stable
October 29, 2015

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity
We ended the second quarter of 2016 with approximately $7.1 billion of cash and cash equivalents, an increase of $2.6 billion from December 31, 2015.  The increase in our cash balance was driven by the receipt of $4.8 billion from the realignment of our equity interests in Dow Corning completed on May 31, 2016 (refer to Note 9 (Investments) to the consolidated financial statements for further information on this transaction).  We believe the Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet reasonably likely future cash requirements.  Our cash and cash equivalents, which are generally unrestricted, are held in various locations throughout the world, with approximately 70% of the consolidated amount held in the United States at June 30, 2016.  We believe we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes.  On July 20, 2016, Corning’s Board of Directors approved an increase to the allowable maximum aggregate principal amount outstanding at any time from $1 billion to $2 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The maturities of the notes vary, but may not exceed 390 days from the date of issue.  The interest rates vary based on market conditions and the ratings assigned to the notes by credit rating agencies at the time of issuance.  The Company’s $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  At June 30, 2016, we had a balance of $252 million in outstanding commercial paper under this program.

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

Corning has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At June 30, 2016, our leverage using this measure was approximately 18% and we are in compliance with the financial covenant.

© 2016 Corning Incorporated. All Rights Reserved.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of June 30, 2016, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2015 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2015 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2015 Form 10-K and remain unchanged through the first six months of 2016.  For certain items, additional details are provided below.

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

At June 30, 2016 and December 31, 2015, the carrying value of precious metals was higher than the fair market value by $863 million and $976 million, respectively.  These precious metals are utilized by the Display and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

© 2016 Corning Incorporated. All Rights Reserved.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2016 and December 31, 2015, Corning had accrued approximately $47 million (undiscounted) and $37 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

-	loss of significant customers;
-	fluctuations in supply chain inventory levels;
-	equity company activities;
-	changes in tax laws and regulations;
-	changes in accounting rules and standards;
-	the potential impact of legislation, government regulations, and other government action and investigations;
-	temporary idling of capacity or delaying expansion;
-	the ability to implement productivity, consolidation and cost reduction efforts, and to realize anticipated benefits;
-	restructuring actions and charges; and
-	other risks detailed in Corning’s SEC filings.

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

During the six months ended June 30, 2016 the Company entered into a series of average rate forwards with no associated premium, which partially hedge the impact of Japanese yen translation on the Company’s projected 2018 through 2022 net income.  At June 30, 2016 the total gross notional value for the yen translated earnings contracts was $16.8 billion (at December 31, 2015: $8.3 billion), including zero-cost collars of $1.7 billion (at December 31, 2015: $2.0 billion) and average rate forwards of $15.1 billion (at December 31, 2015: $6.3 billion).  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, either the put or the call option can be exercised at maturity.  As of June 30, 2016, the total net notional value of the zero-cost collars was $0.8 billion (at December 31, 2015: $1.0 billion).

The fair value of our unsettled foreign exchange forward and option contracts is most significantly impacted by fluctuations in the Japanese yen.  At June 30, 2016, a hypothetical 10% adverse movement in Japanese yen exchange rates could result in an unrealized loss in fair value of these instruments of $1.9 billion (at December 31, 2015: $0.7 billion).  Changes in fair values of these instruments are ultimately offset in the period of settlement by changes in the fair value of the underlying exposure.  Prior to settlement, the unrealized fair value changes could cause material volatility in our earnings.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2016, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2016 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Dow Corning Corporation. See our 2015 Form 10-K, Part I, Item 3. In light of the realignment of our ownership interest in Dow Corning Corporation on May 31, 2016, the Company will no longer provide litigation disclosure regarding Dow Corning Corporation.

Pittsburgh Corning Corporation. See our 2015 Form 10-K, Part I, Item 3.  On April 27, 2016, the Modified Third Amended Plan of Reorganization for Pittsburgh Corning Corporation (the “Plan”) became effective.  Given the effectiveness of the Plan, the Company will no longer provide litigation disclosure regarding Pittsburgh Corning Corporation.  For additional information and updates to estimated liabilities as of June 30, 2016, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Non-PCC Asbestos Litigation. See our 2015 Form 10-K, Part I, Item 3. For additional information and updates to estimated liabilities as of June 30, 2016, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation. See our 2015 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of June 30, 2016, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the second quarter of 2016:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2016	8,459,400	$20.15	8,017,403	$3,359,380,344
May 1-31, 2016	17,427,641	$19.12	17,398,339	$3,026,767,345
June 1-30, 2016	15,464,666	$20.44	15,461,109	$2,710,793,928
Total	41,351,707	$19.82	40,876,851	$2,710,793,928

(1)
This column reflects the following transactions during the second quarter of 2016:  (i) the deemed surrender to us of 437,525 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 37,331 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 40,876,851 shares of common stock in conjunction with the repurchase program announced on October 26, 2015.

(2)	On October 26, 2015, Corning’s Board of Directors authorized the repurchase of up to $4 billion worth of shares of common stock between date of announcement and December 31, 2016.

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

© 2016 Corning Incorporated. All Rights Reserved.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

July 27, 2016	/s/ Edward Schlesinger
Date	Edward Schlesinger
Vice President and Corporate Controller

© 2016 Corning Incorporated. All Rights Reserved.